Form 10-K405
period 1999-12-31
SCG HOLDING CORP
filed 2000-05-01
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

000-30419

(Commission File Number)
SCG HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

36-3840979

(I.R.S. Employer Identification No.)

5005 E. McDowell Road

Phoenix, AZ 85008
(602) 244-6600
(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  Common stock, par value $0.01 per share

      Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended December 31, 1999, 1998 and 1997.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 26, 2000 is $0.

      The number of shares of the registrant’s Common Stock outstanding at April 26, 2000 was 136,666,666.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART II

Item 8.  Financial Statements and Supplementary Data

      This Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is being filed pursuant to Rule 15d-2. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant’s last full fiscal year (or for the life of the registrant if less than a full year), then the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. SCG Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-90359), declared effective February 1, 2000, did not contain the certified financial statements for the Registrant’s last full fiscal year, that is the fiscal year ended December 31, 1999. Therefore, as required by Rule 15d-2, certified financial statements for the fiscal year ended December 31, 1999 are filed herewith.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements:

INDEX TO FINANCIAL STATEMENTS

Page

SCG Holding Corporation and Subsidiaries Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet as of December 31, 1999	F-3

Consolidated Statement of Operations and Comprehensive Income for the period from August 4, 1999 through December 31, 1999	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from August 4, 1999 through December 31, 1999	F-5

Consolidated Statement of Cash Flows from the period from August 4, 1999 through December 31, 1999	F-6

Notes to Consolidated Financial Statements	F-7

Semiconductor Components Group of Motorola, Inc. Financial Statements:

Independent Auditors’ Report	F-24

Combined Balance Sheet as of December 31, 1998	F-25

Combined Statements of Revenues Less Direct and Allocated Expenses Before Taxes for each of the years in the two-year period ended December 31, 1998 and the period from January 1, 1999 through August 3, 1999	F-26

Notes to Combined Financial Statements	F-27

      (2)  Financial Statement Schedules:

        Schedule II — Valuation and Qualifying Accounts (with Report of Independent Accountants)

        (c)  Exhibits:

           (23.1)  Consent of KPMG, LLP, independent accountants

           (23.2)  Consent of PricewaterhouseCoopers, LLP, independent accountants

           (27.1)  Financial Data Schedule

      All other schedules and exhibits are omitted because they are either not applicable or not required in this filing.

1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2000

SCG HOLDING CORPORATION

By:	/s/ STEVE HANSON

Name: Steve Hanson
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ STEVE HANSON Steve Hanson	President, Chief Executive Officer and Director of the registrant	April 28, 2000
/s/ DARIO SACOMANI Dario Sacomani	Senior Vice President, Chief Financial Officer and Chief Accounting Officer of the registrant	April 28, 2000
/s/ CURTIS J. CRAWFORD Curtis J. Crawford	Chairman of the Board of Directors of the registrant	April 28, 2000
/s/ DAVID BONDERMAN David Bonderman	Director of the registrant	April 28, 2000
/s/ RICHARD W. BOYCE Richard W. Boyce	Director of the registrant	April 28, 2000
/s/ JUSTIN T. CHANG Justin T. Chang	Director of the registrant	April 28, 2000
/s/ WILLIAM A. FRANKE William A. Franke	Director of the registrant	April 28, 2000
/s/ JEROME N. GREGOIRE Jerome N. Gregoire	Director of the registrant	April 28, 2000
/s/ ALBERT HUGO-MARTINEZ Albert Hugo-Martinez	Director of the registrant	April 28, 2000
/s/ DAVID M. STANTON David M. Stanton	Director of the registrant	April 28, 2000

A majority of the members of the Board of Directors.

2

INDEX TO FINANCIAL STATEMENTS

Page

SCG Holding Corporation and Subsidiaries Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet as of December 31, 1999	F-3

Consolidated Statement of Operations and Comprehensive Income for the period from August 4, 1999 through December 31, 1999	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from August 4, 1999 through December 31, 1999	F-5

Consolidated Statement of Cash Flows from the period from August 4, 1999 through December 31, 1999	F-6

Notes to Consolidated Financial Statements	F-7

Semiconductor Components Group of Motorola, Inc. Financial Statements:

Independent Auditors’ Report	F-24

Combined Balance Sheet as of December 31, 1998	F-25

Combined Statements of Revenues Less Direct and Allocated Expenses Before Taxes for each of the years in the two-year period ended December 31, 1998 and the period from January 1, 1999 through August 3, 1999	F-26

Notes to Combined Financial Statements	F-27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of SCG Holding Corporation

      In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations and comprehensive income, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SCG Holding Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the period from August 4, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 17, 2000

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/B/A ON SEMICONDUCTOR)

CONSOLIDATED BALANCE SHEET

December 31, 1999

(in millions, except
share data)

Assets

Cash and cash equivalents	$126.8

Receivables, net (including $24.7 million due from Motorola)	249.7

Inventories	206.2

Other current assets	26.0

Deferred income taxes	28.4

Total current assets	637.1

Property, plant and equipment, net	569.7

Deferred income taxes	289.0

Investments in joint ventures	40.4

Other assets	80.6

Total assets	$1,616.8

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Accounts payable (including $13.8 million payable to Motorola)	$122.5

Accrued expenses (including $8.2 million payable to Motorola)	142.8

Income taxes payable	31.9

Accrued interest	30.1

Total current liabilities	327.3

Long-term debt (including $94.8 million payable to Motorola)	1,295.3

Other long-term liabilities	12.2

Total liabilities	1,634.8

Commitments and contingencies (See Note 12)	—

Minority interests in consolidated subsidiaries	10.1

Redeemable preferred stock ($.01 par value, 100,000 shares authorized, 2,090 shares issued and outstanding; 12% annual dividend rate; liquidation value — $209.0 million plus $10.6 million of accrued dividends)	219.6

Common stock ($.01 par value, 300,000,000 shares authorized, 136,666,666 shares issued and outstanding)	1.4

Additional paid-in capital	204.2

Accumulated other comprehensive income	2.7

Accumulated deficit	(456.0)

Total stockholders’ equity (deficit)	(247.7)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,616.8

See accompanying notes to consolidated financial statements.

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/B/A ON SEMICONDUCTOR)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

August 4, 1999
through
December 31, 1999

(in millions, except
per share data)

Revenues:

Net product revenues (including $61.5 million from Motorola)	$728.8

Foundry revenues to Motorola	69.9

Total revenues	798.7

Cost of sales	573.3

Gross profit	225.4

Operating Expenses:

Research and development	16.3

Selling and marketing	24.6

General and administrative	77.3

Restructuring charges	3.7

Total operating expenses	121.9

Operating Income	103.5

Other income (expenses), net:

Interest expense	(55.9)

Equity in earnings of joint ventures	1.4

Other income (expenses), net	(54.5)

Income before income taxes and minority interests	49.0

Provision for income taxes	(18.1)

Minority interests	(1.1)

Net income	29.8

Less: Redeemable preferred stock dividends	(10.6)

Net income available for common stock	$19.2

Comprehensive income:

Net income	$29.8

Foreign currency translation adjustments	2.7

Comprehensive income	$32.5

Earnings per share:

Basic	$.14

Diluted	$.13

Weighted average shares outstanding:

Basic	136.7

Diluted	144.6

See accompanying notes to consolidated financial statements.

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/B/A ON SEMICONDUCTOR)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	Other
	Common Stock	Common	Paid In	Comprehensive	Accumulated
	(Shares)	Stock	Capital	Income	Deficit	Total

	(in millions, except share data)

Shares issued in connection with Recapitalization (See Note 1)	136,666,666	$1.4	$203.6	$—	$(474.6)	$(269.6)

Redeemable preferred stock dividends	—	—	—	—	(10.6)	(10.6)

Options granted in connection with the recapitalization (See Note 9)	—	—	.6	—	(.6)	—

Comprehensive income:

Net income	—	—	—	—	29.8	29.8

Foreign currency translation adjustments	—	—	—	2.7	—	2.7

Comprehensive income	—	—	—	2.7	29.8	32.5

Balances at December 31, 1999	136,666,666	$1.4	$204.2	$2.7	$(456.0)	$(247.7)

See accompanying notes to consolidated financial statements.

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/B/A ON SEMICONDUCTOR)

CONSOLIDATED STATEMENT OF CASH FLOWS

August 4,
1999 through
December 31,
1999

(in millions)

Cash flows from operating activities:

Net income	$29.8

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	61.9

Amortization of debt issuance costs	2.7

Provision for doubtful accounts	2.0

Loss on disposals of property, plant and equipment	.7

Non-cash interest on junior subordinated note payable to Motorola	3.8

Minority interests in earnings of consolidated subsidiaries	1.1

Undistributed earnings of unconsolidated joint ventures	(1.4)

Deferred income taxes	(17.6)

Changes in assets and liabilities:

Receivables	(238.4)

Inventories	10.5

Other assets	(2.0)

Accounts payable	84.1

Accrued expenses	39.9

Income taxes payable	31.8

Accrued interest	30.1

Other long-term liabilities	1.7

Net cash provided by operating activities	40.7

Cash flows from investing activities:

Purchase of property, plant and equipment	(64.0)

Investment in joint ventures	(4.9)

Loan to unconsolidated joint venture	(28.3)

Proceeds from sales of property, plant and equipment	1.8

Net cash used in investing activities	(95.4)

Cash flows from financing activities (See Note 1):

Proceeds from issuance of common stock to an affiliate of Texas Pacific Group	187.5

Proceeds from issuance of redeemable preferred stock to an affiliate of Texas Pacific Group	150.0

Proceeds from borrowings under senior credit facilities	800.5

Proceeds from issuance of senior subordinated notes	400.0

Payment of debt issuance costs	(52.6)

Repayment of joint venture debt	(44.8)

Net cash payments to Motorola in connection with Recapitalization	(1,258.7)

Net cash provided by financing activities	181.9

Effect of exchange rate changes on cash and cash equivalents	(.4)

Net increase in cash and cash equivalents	126.8

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$126.8

See accompanying notes to consolidated financial statements.

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Background and Basis of Presentation

      SCG Holding Corporation, together with its wholly- and majority-owned subsidiaries (the “Company”), is one of the largest independent suppliers of semiconductor components in the world. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., the Company was a wholly-owned subsidiary of Motorola, Inc. prior to its August 4, 1999 recapitalization. The Company held, and continues to hold, through direct and indirect subsidiaries, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. The Company recently began marketing its products under its new trade name, ON Semiconductor™.

      On August 4, 1999, the Company was recapitalized and certain related transactions were effected (the “Recapitalization”) pursuant to an agreement among SCG Holding Corporation, its subsidiary, Semiconductor Components Industries, LLC, Motorola and affiliates of Texas Pacific Group. As a result of the Recapitalization, an affiliate of Texas Pacific Group owns approximately 91% and Motorola owns approximately 9% of the outstanding common stock of the Company. In addition, as part of these transactions, Texas Pacific Group received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by Semiconductor Components Industries, LLC, a wholly-owned subsidiary of the Company. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of Texas Pacific Group totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because Texas Pacific Group’s affiliate did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

      The accompanying consolidated financial statements include information as of December 31, 1999 and for the period from August 4, 1999 (the date of the Recapitalization) through December 31, 1999.

Note 2:  Summary of Significant Accounting Policies

  Principles of Consolidation

      The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and the majority-owned subsidiaries that it controls. An investment in a majority-owned joint venture that the Company does not control as well as an investment in a 50%-owned joint venture are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

  Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Inventories

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

  Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and are depreciated over useful lives of 30-40 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods.

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred.

  Impairment of Long-Lived Assets

      The Company reviews the carrying value of property, plant and equipment for impairment by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized for the amount by which the carrying value exceeds the fair value of assets. The fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

  Debt Issuance Costs

      In connection with the Recapitalization, the Company incurred $52.9 million in costs relating to the establishment of its senior bank facilities and the issuance of its senior subordinated notes. These costs have been capitalized and are being amortized on a straightline basis over the terms of the underlying agreements. Other assets at December 31, 1999 includes $50.2 million of unamortized debt issuance costs.

  Revenue Recognition

      Revenues from the sale of semiconductor products and the provision of foundry services are recognized when products are shipped. Provisions for estimated returns and allowances are also recorded at that time.

  Research and Development Costs

      Research and development costs are expensed as incurred.

  Stock-Based Compensation

      The Company measures compensation expense relating to employee stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company measures compensation expense relating to non-employee stock awards in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”).

  Income Taxes

      Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets that are not expected to be recovered from future operations.

  Foreign Currencies

      The Company’s foreign subsidiaries utilize the U.S. dollar as their functional currency, except for subsidiaries in Japan and Western Europe where the local currency is used. For foreign subsidiaries which use the U.S. dollar as the functional currency, the net effects of gains and losses from foreign currency transactions and from the translation of foreign currency financial statements into U.S. dollars are included in current

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. The net translation gains and losses for subsidiaries using the local currency as the functional currency are included as a component of accumulated other comprehensive income.

  Earnings per Common Share

      Basic earnings per share are computed by dividing net income available for common stock (net income less dividends accrued on the Company’s redeemable preferred stock) by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The weighted average number of shares consists of the following (in millions):

Weighted average shares	136.7

Dilutive effect of stock options	7.9

Weighted average shares outstanding	144.6

  Stock Splits

      In connection with the Recapitalization, the Company issued 100,000 shares of its $.01 par value common stock. The Company’s Board of Directors subsequently approved a 2,049-for-1 stock split effected in the form of a stock dividend. On February 17, 2000, the Company’s Board of Directors approved a 2-for-3 reverse stock split. Historical stockholders’ equity (deficit), share and per share amounts have been retroactively restated to reflect these stock splits as of August 4, 1999. The par value of common stock has not been changed as a result of these transactions.

  Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments based on changes in fair value. The Company is currently evaluating the impact of adopting SFAS 133 but does not expect it to be material. As issued, SFAS 133 was effective for the first quarter of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — An Amendment of FASB Statement No. 133,” which deferred the effective date of SFAS No. 133 so that it is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:  Balance Sheet Information

      Balance sheet information as of December 31, 1999 follows (in millions):

Receivables:

Accounts Receivable	$251.7

Less allowance for doubtful accounts	(2.0)

$249.7

Inventories:

Raw materials	$25.6

Work in process	103.8

Finished goods	76.8

206.2

Property, plant and equipment, net:

Land	$12.0

Buildings	257.9

Machinery and equipment	1,287.3

Total property, plant and equipment	1,557.2

Less accumulated depreciation	(987.5)

$569.7

Note 4:  Investments in Joint Ventures

      The Company has interests in joint ventures which are accounted for using the equity method. The investment in each joint venture approximates the Company’s underlying equity interest of each joint venture. Investments in these joint ventures totaled $40.4 million at December 31, 1999, while the related earnings totaled $1.4 million for the period from August 4, 1999 through December 31, 1999. Summarized financial information for the joint ventures is as follows (in millions):

Semiconductor
	Leshan-Phoenix	Miniature
	Semiconductor	Products
	Ltd.	Malaysia	Total

Country location	China	Malaysia

Percentage ownership	51%	50%

As of December 31, 1999

Current assets	$16.2	$15.0	$31.2

Noncurrent assets	61.1	109.0	170.1

Total assets	$77.3	$124.0	$201.3

Current liabilities	$11.1	$37.8	$48.9

Noncurrent liabilities	28.3	45.1	73.4

Venture equity	37.9	41.1	79.0

Total liabilities and equity	$77.3	$124.0	$201.3

August 4, 1999 through December 31, 1999

Net sales	$16.3	$37.0	$53.3

Gross profit	2.2	7.6	9.8

Net income (loss)	(.8)	3.6	2.8

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Recapitalization, the Company loaned Leshan-Phoenix Semiconductor Ltd. (“Leshan”) $28.3 million to refinance third-party non-recourse loans. The Company’s loan to Leshan bears interest at 10.5% payable quarterly and is included in other assets in the consolidated balance sheet.

Note 5:  Restructuring Charges

      In June 1998, Motorola recorded a charge to cover restructuring costs related to the consolidation of manufacturing operations, the exit of non-strategic or poorly performing businesses and a reduction in worldwide employment by 20,000 employees. Asset impairment and other charges were also recorded for the write-down of assets which became impaired as a result of current business conditions or business portfolio decisions. The Company’s charges related to these actions totaled $189.8 million and consisted of $13.2 million relating to the consolidation of manufacturing operations in Arizona and the Philippines, $20.7 million for costs relating to the exit of certain businesses, $102.0 million for separation costs associated with the planned reductions of 3,900 employees and $53.9 million for asset impairments that were charged directly against property, plant and equipment.

      As of the date of the Recapitalization, the Company had spent $92.8 million in connection with the related restructuring actions including $3.8 million for the consolidation of manufacturing operations, $15.8 million for business exits and $73.2 million for employee separations costs relating to approximately 3,000 employees. In connection with the Recapitalization, Motorola agreed to retain the remaining employee separation reserve of $28.8 million to cover approximately 900 employees who were to remain employees of and be released by Motorola. At August 4, 1999, the Company had remaining reserves of $9.4 million relating to the consolidation of manufacturing operations and $4.9 million for business exits for a total restructuring reserve of $14.3 million.

      During the period from August 4, 1999 through December 31, 1999, the Company spent approximately $.9 million in connection with restructuring actions relating to the consolidation of manufacturing operations. In December 1999, the Company completed a detailed evaluation of the costs to be incurred to complete the remaining restructuring actions. Based on this evaluation, the Company released $7.4 million of its remaining 1998 restructuring reserve to income as a credit to restructuring charges in the consolidated statement of operations and comprehensive income. The Company’s remaining restructuring reserve relating to the 1998 restructuring totaled $6.0 million at December 31, 1999.

      In December 1999, the Company recorded a restructuring charge of $11.1 million, including $3.5 million to cover separation costs relating to approximately 150 employees at a manufacturing facility in Mesa, Arizona that was closed in December as well as $7.6 million to cover equipment write-downs at that facility and other non-cash business exit costs that were charged directly against the related assets.

      A summary of activity in the Company’s restructuring reserves from August 4, 1999 through December 31, 1999 is as follows (in millions):

Balance, August 4, 1999.	$14.3

Plus: December 1999 employee separation charge	3.5

Less: Payments charged against the reserve	(.9)

Less: Reserve released to income	(7.4)

Balance, December 31, 1999.	$9.5

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restructuring charges during the period from August 4, 1999 through December 31, 1999 are summarized as follows (in millions):

Reserve released to income	$(7.4)

December 1999 restructuring charge (including non-cash portion)	11.1

Total	$3.7

Note 6:  Long-Term Debt

      Long-term debt at December 31, 1999 consisted of the following (dollars in millions):

		Interest Rate at
	Amount	December 31,
	of Facility	1999	Balance

Senior Bank Facilities:

Tranche A	$200.0	8.927%	$125.5

Tranche B	325.0	9.313%	325.0

Tranche C	350.0	9.563%	350.0

Revolver	150.0	—	—

			800.5

12% Senior Subordinated Notes due 2009			400.0

10% Junior Subordinated Note Payable to Motorola due 2011 (including accrued interest of $3.8)			94.8

			$1,295.3

      Borrowings under Tranche A, B and C facilities amortize within six, seven and eight years, respectively. The Tranche A facility includes a delayed-draw facility of $134.5 million of which $60.0 million had been borrowed as of December 31, 1999. The Company’s ability to borrow under the delayed-draw facility expired February 4, 2000. Although no amounts are outstanding under the Company’s revolving bank facility as of December 31, 1999, the amount available has been reduced by $13.6 million for letters of credit issued on behalf of the Company. The Company is obligated to pay a fee for unutilized commitments at a rate of .50% per annum. Prepayment of borrowings under the Tranche B and C facilities require a premium of 2% of the principal amount prepaid prior to August 4, 2000 and 1% of the principal amount prepaid during the period from August 4, 2000 to August 4, 2001.

      Borrowings under the senior bank facilities bear interest, payable quarterly, at rates selected by the Company based on LIBOR or the alternate base rate defined in the related agreement plus a spread as follows:

Alternate
	LIBOR	Base Rate

Tranche A	+3.0%	+2.0%

Tranche B	+3.5%	+2.5%

Tranche C	+3.75%	+2.75%

Revolver	+3.0%	+2.0%

      Except as discussed below, the senior subordinated notes may not be redeemed prior to August 1, 2004. Redemption prices range from 106% of the principal amount if redeemed in 2004 to 100% if redeemed in 2008 or thereafter. Up to 35% of the aggregate principal amount of the senior subordinated notes may be redeemed

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to August 4, 2002 with the net cash proceeds of a public equity offering at a redemption price equal to 112% of the principal amount redeemed.

      The senior bank facilities as well as the senior subordinated notes contain various covenants and restrictions, including restrictions on the payment of dividends under certain circumstances, and require that substantially all of the Company’s assets be pledged as collateral.

      Annual maturities of long-term debt are as follows (in millions):

Year ending December 31:

2000	$—

2001	18.4

2002	41.8

2003	51.8

2004	37.3

Thereafter	1,146.0

$1,295.3

      The Company and one of its domestic subsidiaries (collectively, the “Issuers”) issued the senior subordinated notes due 2009. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries are holding companies whose net assets consist primarily of investments in the Company’s joint ventures in China, Malaysia and the Czech Republic as well as nominal equity interests in certain of the Company’s foreign subsidiaries. The joint ventures and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

      The aggregate assets, liabilities, earnings and equity of the Guarantor Subsidiaries, when combined with those of the Issuers, are substantially equivalent to those of the Company on a consolidated basis. The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be meaningful to investors in making an investment decision.

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 1999 and for the period from August 4, 1999 through December 31, 1999 is as follows (in millions):

			Non-
		Guarantor	Guarantor
	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total

Receivables	$251.9	$—	$6.5	$(8.7)	$249.7

Inventories	198.4	—	7.8	—	206.2

Other current assets	177.7	—	9.4	(5.9)	181.2

Total current assets	628.0		23.7	(14.6)	637.1

Property, plant and equipment, net	505.3	—	64.4	—	569.7

Deferred income taxes	289.0	—	—	—	289.0

Investments and other assets	183.0	52.9	1.7	(116.6)	121.0

Total assets	$1,605.3	$52.9	$89.8	$(131.2)	$1,616.8

Accounts payable	$126.3	$.6	$4.6	$(9.0)	$122.5

Accrued expenses	199.6	—	5.4	(.2)	204.8

Total current liabilities	325.9	.6	10.0	(9.2)	327.3

Long-term debt and other	1,307.5	—	54.7	(54.7)	1,307.5

Total liabilities	1,633.4	.6	64.7	(63.9)	1,634.8

Minority interests	—	—	—	10.1	10.1

Redeemable preferred stock	219.6	—	—	—	219.6

Stockholders’ equity (deficit)	(247.7)	52.3	25.1	(77.4)	(247.7)

Liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,605.3	$52.9	$89.8	$(131.2)	$1,616.8

Revenues	$796.9	$—	$26.6	$(24.8)	$798.7

Cost of sales	578.9	—	19.2	(24.8)	573.3

Gross profit	218.0	—	7.4	—	225.4

General and administrative	75.2	—	2.1	—	77.3

Other operating expenses	44.6	—	—	—	44.6

Total operating expenses	119.8	—	2.1	—	121.9

Operating income	98.2	—	5.3	—	103.5

Interest expense	(53.8)	—	(2.1)	—	(55.9)

Equity earnings	2.5	1.8	—	(2.9)	1.4

Income before taxes and minority interests	46.9	1.8	3.2	(2.9)	49.0

Provision for income taxes	(17.1)	(.7)	(.3)	—	(18.1)

Minority interests	—	—	—	(1.1)	(1.1)

Net income	$29.8	$1.1	$2.9	$(4.0)	$29.8

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Recapitalization, the Company refinanced third-party non-recourse loans of the majority-owned joint ventures located in the Czech Republic totaling $44.8 million with intercompany loans.

Note 7:  Income Taxes

      Geographic sources of income before taxes and minority interests for the period from August 4, 1999 through December 31, 1999 were as follows (in millions):

United States	$10.8

Foreign	38.2

$49.0

      The provision for income taxes for the period from August 4, 1999 through December 31, 1999 was as follows (in millions):

Current

Federal	$12.3

State and local	1.7

Foreign	21.7

35.7

Deferred

Federal	(7.9)

State and local	(1.1)

Foreign	(8.6)

(17.6)

$18.1

      A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the period from August 4, 1999 through December 31, 1999 is as follows:

U.S. federal statutory rate	35.0%

Increase (decrease) resulting from:

State and local taxes, net of federal tax benefit	1.1

Foreign withholding taxes	1.4

Foreign rate differential	(2.6)

Other	2.1

37.0%

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) at December 31, 1999 were as follows (in millions):

December 31,
1999

Tax-deductible goodwill	$297.6

Reserves and accruals	16.8

Inventories	7.3

Other	5.3

Deferred tax assets	327.0

Depreciation	(9.6)

Deferred tax liabilities	(9.6)

$317.4

      Realization of deferred tax assets is dependent upon generating sufficient taxable income in the future. Based on the Company’s history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets. Accordingly, the Company has not provided a valuation allowance for its net deferred tax assets.

      Income taxes have not been provided on the Company’s share ($52.0 million) of undistributed earnings of foreign manufacturing interests over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to any of the Company’s U.S. entities, or if the Company sells its stock in the subsidiaries. It is estimated that repatriation of these foreign earnings would generate additional foreign tax withholdings of $2.9 million and federal income tax, net of foreign tax credits, of $9.2 million.

Note 8:  Redeemable Preferred Stock

      In connection with the Recapitalization, the Company issued 2,090 shares of its 12% mandatorily redeemable preferred stock with an original liquidation value of $209 million. Dividends on the preferred stock are payable quarterly and compound to the extent not paid. The Company will be required to redeem all of the shares of the preferred stock on the thirteenth anniversary of the issue date at a price equal to the liquidation value plus all accumulated dividends that have been applied to increase the liquidation value. Shares of the preferred stock may be redeemed, in whole or in part, at the option of the Company.

      Optional redemption of the preferred stock is subject to, and expressly conditioned upon, limitations under the Company’s senior subordinated notes, its senior bank facilities and other documents relating to the Company’s indebtedness. The Company may also be required to offer to repurchase shares of the preferred stock in other circumstances, including the occurrence of a change of control of the Company, in each case subject to the terms of the senior subordinated notes, senior bank facilities and other documents relating to the Company’s indebtedness. Holders of the preferred stock will not have any voting rights, except with respect to specified actions that might adversely affect the holders and except for such rights as are provided under applicable law.

Note 9:  Stock Options

  1999 Founders Stock Option Plan

      The Company has adopted the SCG Holding Corporation 1999 Founders Stock Option Plan, an incentive plan for key employees, directors and consultants. A total of 11,576,666 shares of the Company’s

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock have been reserved for issuance under the plan. The plan is administered by the Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees, directors and consultants who will receive grants and determine the exercise price and vesting schedule of the options. Prior to the existence of a public market for the Company’s common stock, (as defined in the plan) fair market value is determined by the Board of Directors. Following the existence of a public market for the Company’s common stock, fair market value will be based on the closing price for the shares on the exchange on which the shares are listed.

      As of December 31, 1999, options to purchase 10,101,333 shares of the Company’s common stock have been granted at an exercise price of $1.50 per share. Generally, the options vest over a period of four years, with approximately 8% becoming immediately vested and exercisable on the grant date. All outstanding options will vest automatically upon a change of control (as defined in the plan) other than an initial public offering, provided the option holder is employed by the Company on the date of the change in control. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability). Prior to the existence of a public market for the Company’s common stock, if an employee’s employment terminates, the Company generally has the right to purchase vested options from that employee at a price equal to the excess of the fair market value per share of the common stock over the exercise price per share specified in the option. In addition, any shares acquired prior to the existence of a public market will generally be subject to the Company’s call right, as well as customary drag-along and tag-along rights.

      As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company measures compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Had the Company determined compensation expense in accordance with SFAS No. 123, the Company’s net income for the period from August 4, 1999 through December 31, 1999 would have been reduced to the pro-forma amount indicated below (in millions):

As reported	$29.8

Pro-forma	29.5

      The per share weighted-average fair value of the stock options granted under the plan for the period from August 4, 1999 through December 31, 1999 was $.39 based on the date of the grant using an appropriate option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 0%; a risk free interest rate of 5.94%; and an expected life of 5 years.

      The Company paid its Chairman a consulting fee of $100,000 and granted him an option to purchase 200,000 shares of common stock for services rendered in connection with the Recapitalization. The Company also paid an entity owned by one of its directors a consulting fee of $1,750,000 and granted that director an option to purchase 410,000 shares of common stock for services rendered in connection with the Recapitalization. The options, which have an exercise price of $1.50 per share, were recorded as a charge to accumulated deficit at their estimated fair value of $600,000.

  2000 Stock Incentive Plan

      On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan to provide key employees, directors and consultants with various equity-based incentives as described in the plan. The Company reserved 3.0 million shares of common stock for grants under this plan. The plan is administered by the Board of Directors or committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise price

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or performance criteria, if applicable, and vesting schedule. Under the “On Ownership” portion of the plan, the Board of Directors intends, subject to local legal requirements, to grant an option to purchase shares of common stock to every employee at the market price of the Company’s stock on the date of the grant. Under this portion of the plan, options will become exercisable from the grant date.

  2000 Employee Stock Purchase Plan

      On February 17, 2000, the Company also adopted the 2000 Employee Stock Purchase Plan to become effective upon completion of the Company’s initial public offering. The Company reserved 1.5 million shares of common stock under this plan. Subject to local legal requirements, each of the Company’s full-time employees will have the opportunity to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equivalent to 85% of the fair market value of such shares as determined under the plan. Employees will be limited to annual purchases of $25,000 under this plan.

Note 10:  Financial Instruments

      As a multinational business, the Company’s transactions are denominated in a variety of currencies. The Company uses forward foreign currency contracts to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s policy prohibits speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

      The Company’s foreign exchange management strategy requires that each foreign operation provide a forecast of their foreign currency exposures. The Company then aggregates the forecasts and enters into net hedge contracts in order to create an offset to the underlying exposures. Losses or gains on the underlying cash flows or investments offset gains or losses on the financial instruments. The Company primarily hedges existing assets and liabilities and cash flows associated with transactions currently on its balance sheet.

      At December 31, 1999, the Company had net outstanding foreign exchange contracts with a notional amount of $128 million. Most of the hedge contracts, which are obtained through Motorola, mature within three months with the longest maturity extending six months. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the five largest net foreign exchange hedge positions in U.S. dollars at fair market value as of December 31, 1999 (in millions):

Buy
(Sell)

Japanese Yen	$(94.0)

Mexico Peso	47.0

British Pound	(24.0)

Euro	(19.0)

Malaysian Ringgit	(18.0)

      The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. Motorola is the counterparty for all of the Company’s foreign exchange contracts, and no credit-related losses are anticipated.

      At December 31, 1999, the Company had an interest rate swap which becomes effective in February 2000. This transaction, required by the credit agreement relating to the senior bank facilities, is a floating-to-fixed rate swap based on LIBOR with quarterly rate resets. The notional principal amount of this swap is $200 million and is used solely as the basis for which the payment streams are calculated and exchanged. The

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notional amount is not a measure of the exposure to the Company through the use of the swap. The interest rate swap matures in relationship to its existing long-term debt and has a final expiration date of November 2004. The purpose of the interest rate swap was to essentially modify the interest rate characteristics of a portion of the Company’s debt from floating to fixed rate. Amounts to be paid or received under the contract are recorded as an adjustment to interest expense. The Company is subject to market risk as interest rates fluctuate and impact the interest payments due on the notional principal amount. The fair value of the interest rate swap is determined based on the difference between the contract rate of interest and the rates currently quoted for contracts of similar terms and maturities. The market value of the contract at December 31, 1999 was not significant.

      At December 31, 1999, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

Note 11:  Fair Value of Financial Instruments

      For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The carrying amounts and fair values of the Company’s other financial instruments as of December 31, 1999 were as follows (in millions):

	Carrying
	amount	Fair value

Long-term debt	$1,295.3	$1,321.0

Forward foreign exchange contracts	7.4	7.0

Redeemable preferred stock	219.6	248.0

Note 12:  Commitments and Contingencies

  Leases

      The following is a schedule by year of future minimum lease obligations under noncancelable operating leases as of December 31, 1999 (in millions):

Year ending December 31:

2000	$9.4

2001	6.1

2002	2.7

2003	1.8

2004	4.1

Thereafter	1.5

$25.6

      The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense for the period from August 4, 1999 through December 31, 1999 was $7.0 million.

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Legal Matters

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      On December 6, 1999, International Rectifier filed an action against the Company in the United States District Court for the Central District of California alleging that our power-MOS products infringed eight of their patents. These power-MOS products were previously manufactured by Motorola under a license from International Rectifier that expired on December 31, 1999. The Company has not yet been served with process in this litigation and is engaged in good faith discussions with International Rectifier regarding a number of different aspects of our continuing business relationship, including development of a new license agreement. In the event that the Company is unable to reach such agreements on acceptable terms and International Rectifier pursues the pending litigation, the Company could be adversely affected by the imposition of an injunction, the award of damages or both.

Note 13:  Employee Benefit Plans

  Pension Plans

      The Company has a noncontributory pension plan that covers most U.S. employees after one year of service. The benefit formula is dependent upon employee earnings and years of service. The Company’s policy is to fund the plan in accordance with the requirements and regulations of the Internal Revenue Code. Benefits under the pension plan are valued based upon the projected unit credit cost method.

      Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. The plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. Benefits under all foreign pension plans are also valued using the projected unit credit cost method.

      The following is a summary of the status of the pension plans and the net periodic pension cost as of December 31, 1999 and for the period from August 4, 1999 through December 31, 1999 (dollars in millions):

	U.S.	Foreign
	Pension	Pension
	Plan	Plans	Total

Change in Benefit Obligation:

Benefit obligation at August 4, 1999	$74.8	$30.2	$105.0

Service cost	2.5	1.1	3.6

Interest cost	2.4	.8	3.2

Plan curtailment	(12.6)	—	(12.6)

Actuarial gain (loss)	—	—	—

Benefits paid	—	(.1)	(.1)

Translation gain	—	2.3	2.3

Benefit obligation at December 31, 1999	$67.1	$34.3	$101.4

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Foreign
	Pension	Pension
	Plan	Plans	Total

Change in Plan Assets:

Fair value at August 4, 1999.	$60.5	$13.4	$73.9

Actual return on plan assets	1.3	.3	1.6

Employer contributions	—	3.4	3.4

Benefits paid	—	(.1)	(.1)

Translation gain	—	1.3	1.3

Fair value at December 31, 1999.	$61.8	$18.3	$80.1

Balances as of December 31, 1999:

Pension benefit obligation	$(67.1)	$(34.3)	$(101.4)

Fair value of plan assets	61.8	18.4	80.2

Funded status	(5.3)	(15.9)	(21.2)

Unrecognized net actuarial loss	—	.3	.3

Unrecognized prior service cost	2.8	6.1	8.9

Accrued benefit cost	$(2.5)	$(9.5)	$(12.0)

Assumptions as of December 31, 1999:

Discount rate	6.80%	6.22%

Expected return on assets	8.50%	5.15%

Rate of compensation increase	5.00%	7.91%

Components of net periodic pension cost:

Service cost	$2.5	$1.0	$3.5

Interest cost	2.4	.8	3.2

Expected return on assets	(2.4)	(.5)	(2.9)

Amortization of prior service cost	.5	.2	.7

Net periodic pension cost	3.0	1.5	4.5

Curtailment gain	(.5)	—	(.5)

Translation gain	—	—	—

Net pension cost	$2.5	$1.5	$4.0

      In November 1999, the Company’s U.S. pension plan was amended so that benefit accruals under the plan will be discontinued effective December 31, 2004 for those employees whose combined age and years of service (in complete years) equaled or exceeded 65 at August 4, 1999. Benefit accruals under the plan for all other employees will be discontinued effective December 31, 2000. Employees will be entitled to redirect their vested account balances into the Company’s defined contribution plan described below or an annuity contract or to receive a lump-sum distribution.

      This plan curtailment resulted in a reduction in the plan’s benefit obligation of $12.6 million. After recognition of the related unrecognized prior service cost and other charges, the Company recognized a net curtailment gain of $.5 million during the period from August 4, 1999 through December 31, 1999.

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Defined Contribution Plans

      The Company has a deferred compensation plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. For the period from August 4, 1999 through December 31, 1999, there were no Company matching contributions to the plan, however, U.S. employees were eligible for a profit sharing contribution. Effective January 1, 2000, the Company will match 100% of the first 4% of the employee contribution, and 50% of the next 4% of the employee contribution, as defined in the plan. Participants are at all times fully vested in their contributions and the Company’s contributions. The Company recognized $1.3 million expense for the profit sharing feature of the plan for the period from August 4, 1999 through December 31, 1999.

      Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $.4 million relating to these plans during the period from August 4, 1999 through December 31, 1999.

Note 14:  Supplemental Disclosure of Cash Flow Information

      The Company’s non-cash financing activities and cash payments for interest and income taxes were as follows for the period from August 4, 1999 through December 31, 1999 (in millions):

Non-cash financing activities:

Issuance of common stock to Motorola	$17.5

Issuance of redeemable preferred stock to Motorola	59.0

Issuance of junior subordinated note to Motorola	91.0

Cash paid for:

Interest	20.7

Income taxes	5.9

Note 15:  Related Party Transactions

      In connection with the Recapitalization, the Company paid Texas Pacific Group a financial advisory fee in the amount of $25.0 million. The Company has also agreed to pay Texas Pacific Group an annual management fee of up to $2.0 million. Management fees payable to Texas Pacific Group for the period from August 4, 1999 through December 31, 1999 totaled $.8 million and are included in general and administrative expense.

      In connection with the Recapitalization, Motorola has assigned, licensed and sublicensed to the Company intellectual property in connection with the products the Company plans to offer (including a limited use of the Motorola trade name for one year and a transition statement, “formerly a division of Motorola,” for an additional year thereafter). In addition, Motorola has agreed to continue providing information technology, human resources, supply management, logistics and finance services for agreed upon periods of time while the Company determines the most cost-effective means to obtain such services. Motorola has also agreed to continue providing manufacturing and assembly services, to continue using similar services the Company provides to them, to continue selling to the Company depreciated equipment to support the Company’s capacity expansion and to lease real estate to the Company.

      The manufacturing and assembly services that the Company and Motorola have agreed to continue to provide to each other are at prices intended to approximate each party’s cost of providing the services and are fixed throughout the term of the agreements. Each party has committed to minimum purchases under these agreements. Subject to the Company’s right to cancel upon six months’ written notice, the Company has minimum commitments to purchase manufacturing services from Motorola of approximately $88 million, $51 million, $41 million and $40 million in fiscal years 2000, 2001, 2002 and 2003, respectively. Subject to its right to cancel upon six months’ written notice, Motorola has minimum commitments to purchase manufacturing

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services from the Company of approximately $47 million in fiscal year 2000 and has no purchase obligations thereafter.

      Related party activity between the Company and Motorola the period from August 4, 1999 through December 31, 1999 follows (in millions):

Purchases of manufacturing services from Motorola	$101.3

Cost of other services, rent and equipment purchased from Motorola	21.2

Note 16:  Segment Information

      The Company operates in one industry segment and is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor components for the semiconductor industry and original equipment manufacturers. The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic location. The Company conducts a substantial portion of its operations outside of the United States and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

      Property, plant and equipment by geographic location as of December 31, 1999 is summarized as follows (in millions):

The Americas (primarily the U.S. and Mexico)	$221.4

Asia/ Pacific	159.7

Europe	89.0

Japan	99.6

$569.7

      Total revenues to unaffiliated customers by geographic location, including local sales and exports made by operations within each area, for the period from August 4, 1999 through December 31, 1999 are summarized as follows (in millions):

The Americas (primarily the U.S. and Mexico)	$375.4

Asia/ Pacific	183.6

Europe	144.9

Japan	94.8

$798.7

      During the period from August 4, 1999 through December 31, 1999, sales to Motorola and another customer accounted for approximately 16% and 10%, respectively of the Company’s total revenue.

Note 17:  Subsequent Events (Unaudited)

      On April 3, 2000, the Company acquired all of the outstanding capital stock of Cherry Semiconductor Corporation for approximately $250 million. The acquisition was financed with cash on hand and borrowings of $220 million under the Company’s senior credit facilities.

      On April 6, 2000, the Company entered into a license agreement with International Rectifier in connection with the settlement of the pending litigation described in Note 12.

      On April 21, 2000, the Board of Directors approved an increase in the number of shares of common stock available under the 2000 Stock Incentive Plan described in Note 9 from 3 million shares to 10 million shares.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Motorola, Inc.:

      We have audited the accompanying combined balance sheet of the Semiconductor Components Group of Motorola, Inc. (“the Company” or “the Business”) as of December 31, 1998 and the accompanying combined statements of revenues less direct and allocated expenses before taxes for the period from January 1, 1999 through August 3, 1999 and each of the years in the two-year period ended December 31, 1998. These combined statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying combined statements were prepared to comply with the rules and regulations of the Securities and Exchange Commission and on the basis of presentation as described in Note 1. The accompanying combined statements present the combined assets, liabilities and business equity and the related combined revenues less direct and allocated expenses before taxes of the Business, and are not intended to be a complete presentation of the Business’ financial position, results of operations or cash flows. The results of operations before taxes are not necessarily indicative of the results of operations before taxes that would be recorded by the Company on a stand-alone basis.

      In our opinion, the accompanying combined statements present fairly, in all material respects, the combined assets, liabilities and business equity of the Business as of December 1998 and its combined revenues less direct and allocated expenses before taxes for the period from January 1, 1999 through August 3, 1999 and each of the years in the two-year period ended December 31, 1998, on the basis described in Note 1, in conformity with generally accepted accounting principles.

KPMG LLP

Phoenix, Arizona

January 7, 2000

SEMICONDUCTOR COMPONENTS GROUP OF

MOTOROLA, INC.

COMBINED BALANCE SHEET

December 31,
1998

(in millions)

Assets

Current assets:

Inventories	$209.5

Other	23.0

Total current assets	232.5

Property, plant and equipment, net	568.9

Other assets	39.3

Total assets	$840.7

Liabilities and Business Equity

Current liabilities:

Accounts payable	$12.5

Accrued expenses	98.9

Total current liabilities	111.4

Non-current liabilities	48.3
Commitments and contingencies

Business equity	681.0

Total liabilities and business equity	$840.7

See accompanying notes to combined financial statements.

SEMICONDUCTOR COMPONENTS GROUP OF

MOTOROLA, INC.

COMBINED STATEMENTS OF REVENUES LESS DIRECT AND

ALLOCATED EXPENSES BEFORE TAXES

	Years Ended		Period from
	December 31,		January 1, 1999
			through
	1997	1998	August 3, 1999

	(in millions)

Revenues:

Net sales — trade	$1,815.3	$1,495.3	$895.4

Direct and allocated costs and expenses:

Cost of sales	1,112.3	1,060.0	620.3

Research and development	65.7	67.5	34.3

Selling and marketing	110.7	92.4	39.0

General and administrative	243.1	205.7	89.4

Restructuring and other charges	—	189.8	—

Operating costs and expenses	1,531.8	1,615.4	783.0

	283.5	(120.1)	112.4

Other income (expenses):

Equity in earnings from joint ventures	(.3)	5.7	2.4

Interest expense	(11.7)	(19.8)	(9.1)

Minority interest in earnings of consolidated entities	(1.5)	(2.1)	(.9)

Other expenses, net	(13.5)	(16.2)	(7.6)

Revenues less direct and allocated expenses before taxes	$270.0	$(136.3)	$104.8

See accompanying notes to combined financial statements.

SEMICONDUCTOR COMPONENTS GROUP OF

MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The Semiconductor Components Group (“SCG” or “the Business”) is defined as the discrete and integrated circuits standard products of the Semiconductor Products Sector (“SPS”) of Motorola, Inc. (“Motorola”), including Power BiPolar, Rectifiers, Thyristors, Zeners, TMOS, Analog, ECL, Small Signal and Logic Products. Manufacturing operations for the Business are primarily conducted in plants in Guadalajara, Mexico, Carmona, Philippines, Seremban, Malaysia (2 Plants), Phoenix, Arizona, United States and Aizu, Japan (collectively referred to as “SCG plants”). Certain manufacturing operations related to SCG products are also performed at other SPS plants. Similarly, certain SCG plants perform manufacturing operations related to other SPS product lines. SCG also has investments in various joint ventures which are accounted for on the equity method.

      The accompanying combined balance sheet does not include Motorola’s or SPS’s sector assets or liabilities not specifically identifiable to SCG. Motorola performs cash management on a centralized basis and SPS processes receivables and certain payables, payroll and other activity for SCG. Most of these systems are not designed to track receivables, liabilities and cash receipts and payments on a business specific basis. Accordingly, it is not practical to determine certain assets and liabilities associated with the business; therefore, such assets and liabilities cannot be included in the accompanying combined balance sheets. Given these constraints, certain supplemental cash flow information is presented in lieu of a statement of cash flows. (See Note 8.) Assets and liabilities not specifically identifiable to the Business include:

(A) Cash, cash equivalents and investments. Activity in SCG cash balances is recorded through the business equity account.

(B) Trade accounts receivable and related allowances for bad debts and product returns. Trade receivable balances are maintained by customer, not by the Business. Estimated allowances for product returns are reflected in SCG net sales. Accounts receivable related to SCG are allocated through the business equity account.

(C) Accounts payable related to trade purchases that are made centrally by SPS in the United States. Such purchases related to SCG are allocated to SCG through the business equity account.

(D) Certain accrued liabilities for allocated corporate costs and environmental and pension costs which are allocated to SCG through the business equity account.

      The combined statements of revenues less direct and allocated expenses before taxes include all revenues and costs attributable to the Business including an allocation of the costs of shared facilities and overhead of Motorola and SPS. In addition, certain costs incurred at SCG plants for the benefit of other SPS product lines are allocated from SCG to the other SPS divisions.

      All of the allocations and estimates in the combined statements of revenues less direct and allocated expenses before taxes are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Business had been operated on a stand-alone basis.

      Transactions between the Business and other Motorola and SPS operations have been identified in the combined statements as transactions between related parties to the extent practicable (See Note 2).

(2)  Summary of Significant Accounting Policies

  (a)  Basis of Combination

      All significant intercompany balances and transactions within the Business have been eliminated.

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

  (b)  Revenue Recognition

      Revenues from the sale of SCG semiconductor products is generally recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment.

  (c)  Related Party Transactions

      SCG manufactures products for other sectors of Motorola. Sales of these products are treated as external sales and are reflected in the accompanying combined statements of revenues less direct and allocated expenses before taxes with the related cost of sales. These sales totaled $76.1 million for the period from January 1, 1999 through August 3, 1999, $126.9 million and $105.7 million for the years ended December 31, 1997 and 1998, respectively.

      SCG also manufactures products, at cost, for other SPS divisions and these other divisions also manufacture products for SCG. The gross amounts charged to/from SCG for these products are summarized as follows:

			January 1,
	Years Ended		1999
	December 31,		through
			August 3,
	1997	1998	1999

	(in millions)

Manufacturing services performed by other SPS divisions on behalf of SCG	$310.5	$266.8	$125.5

Manufacturing services performed by SCG and transferred at actual production costs to other SPS divisions	$177.4	$162.3	$91.0

      A portion of manufacturing costs transferred from other SPS divisions to SCG are capitalized into inventory at worldwide standard cost and are recorded as cost of sales as related product sales are recognized. Variations between worldwide standard cost and the actual costs transferred from other SPS divisions are considered period costs and are immediately charged to operations.

      Where it is possible to specifically identify other operating costs with the activities of SCG or other SPS product lines, these amounts have been charged or credited directly to SCG or SPS product lines without allocation or apportionment. Although a number of different approaches are used to allocate shared or common costs, there is usually a predominant basis for each expense category. Accordingly, research and development costs have been allocated from SPS based predominately on dedicated spending. Research and development from Motorola is first allocated to SPS and then allocated 20% to SCG as SCG is one of five divisions within SPS. Selling and marketing expenses from SPS have been allocated 20% to SCG and general and administrative expenses from Motorola and SPS have been allocated 20% to SCG. Prior to changing to this allocation structure in July, 1997, allocations to SCG for research and development, selling and marketing, and general and administrative expenses were based on budgeted sales volume. This change had an insignificant impact on the amount of the allocated costs.

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

      Total amounts allocated to SCG for research and development, selling and marketing, and general and administrative expenses were as follows:

			January 1,
	Years Ended		1999
	December 31,		through
			August 3,
	1997	1998	1999

	(in millions)

Research and development	$34.6	$33.1	$13.3

Selling and marketing	$4.3	$3.7	$2.2

General and administrative	$117.0	$115.2	$50.0

      These cost allocations are included in the accompanying combined statements of revenues less direct and allocated expenses before taxes but are not necessarily indicative of the costs that would be incurred by the Business on a stand-alone basis.

  (d)  Inventories

      Inventories are stated at the lower of worldwide standard cost, which approximates actual cost on a first-in, first-out basis, or market. The main components of inventories are as follows:

December 31,
1998

(in millions)

Raw materials	$20.0

Work in process	110.9

Finished goods	78.6

Total Inventories	$209.5

  (e)  Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Many of these assets are directly related to SCG and are included without apportionment. SCG also shares certain property, plant, and equipment with other SPS product lines. These shared assets have been allocated to SCG based on sales volume for buildings, land, and other general assets and units of production for machinery and equipment.

      Depreciation is computed over the following estimated useful lives predominately on the straightline method:

Buildings	30-40 years

Machinery and equipment	3-8 years

      SCG has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. During 1998, SCG incurred restructuring and other charges which included impairment writedowns of $53.9 million related to machinery and equipment (see Note 9).

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

December 31,
1998

(in millions)

Land	$13.0

Buildings	440.5

Machinery and equipment	1,220.8

Total property, plant and equipment	1,674.3

Less accumulated depreciation	1,105.4

$568.9

  (f)  Interest Expense

      Motorola had net interest expense on a consolidated basis for all periods presented. These amounts have been allocated to SPS and in turn to SCG in the amount of approximately $7.5 million for the period from January 1, 1999 through August 3, 1999 and $11.0 million and $18.0 million for the years ended December 31, 1997 and 1998, respectively, primarily on the basis of net assets. SCG management believes this allocation is reasonable, but it is not necessarily indicative of the cost that would have been incurred if the Business had been operated on a stand-alone basis.

  (g)  Currencies and Foreign Currency Instruments

      SCG’s functional currency for all foreign operations is the U.S. dollar, except for Japan and Europe which is the local currency. Accordingly, the net effect of gains and losses from translation of foreign currency financial statements into U.S. dollars is included in current operations. The net translation gains and losses for Japan and Europe are not significant and are included as a component of business equity. Gains and losses resulting from foreign currency transactions are included in current operations and were not significant for 1997, 1998 or the period from January 1, 1999 through August 3, 1999.

  (h)  Use of Estimates in Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  Accrued Expenses

      The components of accrued expenses are as follows:

December 31,
1998

(in millions)

Payroll and employee related accruals	$7.7

Restructuring charges	68.0

Other accruals	23.2

Total accrued expenses	$98.9

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(4)  Employee Benefit Plans

      Employees of SCG participate in several Motorola retirement, employee benefit, and incentive plans. These include (1) a profit sharing plan, (2) a stock bonus plan, (3) a salary deferral 401(k) plan and (4) pension and healthcare benefit plans. Motorola also has a stock option plan under which key employees of SCG may be granted nonqualified or incentive stock options to purchase shares of Motorola common stock. Certain key employees and certain management of SCG also participate in various incentive arrangements based on individual performance and Motorola/ SPS/SCG profitability. The costs of these programs were allocated from Motorola to SPS and then to SCG on the basis of payroll costs and headcount and are not necessarily indicative of the costs that would be incurred on a stand-alone basis.

      SCG employees in foreign countries participate in a retirement plan within the country. In each case, the plan meets local and legal requirements of that particular country and is based on defined years of service. Each country’s plan is unfunded and is accrued for in the accompanying combined balance sheets based on actuarially determined amounts.

(5) Contingencies

      Motorola is currently a defendant in certain legal actions relating to SCG. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the business equity, operations or liquidity of SCG.

      Motorola is also involved in certain administrative and judicial proceedings related to certain environmental matters at SCG locations. Based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on business equity, operations or liquidity of SCG.

(6) Business Equity

      Business equity represents Motorola’s ownership interest in the recorded net assets of SCG. All cash transactions, accounts receivable, accounts payable in the United States, other allocations and intercompany transactions are reflected in this amount. A summary of activity is as follows:

			January 1,
	Years Ended		1999
	December 31,		through
			August 3,
	1997	1998	1999

	(in millions)

Balance at beginning of period	$746.1	$866.4	$681.0

Revenues less direct and allocated expenses before taxes	270.0	(136.3)	104.8

Net intercompany activity	(149.7)	(49.1)	(83.9)

Balance at end of period	$866.4	$681.0	$701.9

(7) Industry and Geographic Information

      The Business operates in one industry segment and is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products for the semiconductor industry and original equipment manufacturers. SCG operates in various geographic locations. In the information that follows, sales include local sales and exports made by operations within each area. To control costs, a substantial portion of SCG’s products are transported between various SCG and SPS facilities in the process of being manufactured

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

and sold. Accordingly, it is not meaningful to present interlocation transfers between SCG facilities on a stand alone basis. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographical location.

      SCG conducts a substantial portion of its operations outside of the United States and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

      Property, plant and equipment by geographic location is summarized as follows:

December 31,
1998

(in millions)

United States	$210.4

Malaysia	102.7

Czech Republic	48.1

Philippines	40.1

Japan	31.3

Mexico	30.3

Other foreign countries	106.0

Total	$568.9

      Sales to unaffiliated customers by geographic location is summarized as follows:

			January 1,
	Years Ended		1999
	December 31,		through
			August 3,
	1997	1998	1999

	(in millions)

United States	$804.4	$636.4	$374.0

Germany	107.7	108.0	61.2

Hong Kong	117.1	107.4	78.0

Japan	188.7	127.4	76.7

Singapore	137.6	98.2	75.1

Taiwan	81.9	71.0	33.9

Other foreign countries	377.9	346.9	196.5

Total	$1,815.3	$1,495.3	$895.4

      As discussed in Note 2, sales to other sectors of Motorola are treated as sales to unaffiliated customers.

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(8) Supplemental Cash Flow Information

      As described in Note 1, Motorola’s cash management system is not designed to track centralized cash and related financing transactions to the specific cash requirements of the Business. In addition, SPS’s transaction systems are not designed to track receivables and certain liabilities and cash receipts and payments on a business specific basis. Given these constraints, the following data are presented to facilitate analysis of key components of cash flow activity:

			January 1,
	Years Ended		1999
	December 31,		through
			August 3,
	1997	1998	1999

	(in millions)

Operating activities:

Revenues less direct and allocated expenses before taxes	$270.0	$(136.3)	$104.8

Depreciation	134.7	133.9	77.4

Impairment write down on property, plant and equipment	—	53.9	—

(Increase) decrease in inventories	(95.6)	30.4	(27.5)

Decrease in other current assets	(3.7)	(4.4)	2.2

Increase in other assets	(19.9)	.7	(12.2)

Increase (decrease) in accounts payable and accrued expenses	12.5	84.4	(23.6)

Increase (decrease) in non-current liabilities	33.6	6.4	2.4

Cash flow from operating activities, excluding Motorola financing and taxes	331.6	169.0	123.5

Investing activities:

Capital expenditures, net of transfers	(181.9)	(119.9)	(39.6)

Net financing provided to Motorola*	$149.7	$49.1	$83.9

*	The difference between cash flow from operating activities and investing activities does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand-alone basis.

(9) Restructuring and Other Charges

      In June 1998, Motorola recorded a charge to cover restructuring costs related to the consolidation of manufacturing operations, the exit of non-strategic or poorly performing businesses and a reduction in worldwide employment by 20,000 employees. Asset impairment and other charges were also recorded for the writedown of assets which had become impaired as a result of current business conditions or business portfolio decisions. Motorola recorded its charge in the following restructuring categories:

  Consolidation of Manufacturing Operations

      Consolidation of manufacturing operations relates to the closing of production and distribution facilities and selling or disposing of the machinery and equipment that was no longer needed and, in some cases, scrapping excess assets that had no net realizable value. The buildings associated with these production facilities, in many cases were sold to outside parties. Also included in this restructuring category were costs related to shutting down or reducing the capacity of certain production lines. In most cases, older facilities with older technologies or non-strategic products were closed. Machinery and equipment write downs related to equipment that would no longer be utilized comprised the majority of these costs. These assets have been

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

deemed to be held for use until such time as they are removed from service and, therefore, no longer utilized in manufacturing products. An assessment was made as to whether or not there was an asset impairment related to the valuation of these assets in determining what the amount of the write down included in the restructuring charge should be for this machinery and equipment. This assessment utilized the anticipated future undiscounted cash flows generated by the equipment as well as its ultimate value upon disposition.

      The charges in this restructuring category do not include any costs related to the abandonment or sub-lease of facilities, moving expenses, inventory disposals or write downs, or litigation or environmental obligations.

      As part of the consolidation of manufacturing operations, certain SPS facilities in North Carolina, California, Arizona and the Philippines are being closed as planned. SPS is consolidating its production facilities into fewer integrated factories to achieve economies of scale and improved efficiencies and to capitalize on new technologies that should reduce operating costs.

  Business Exits

      Business exit costs include costs associated with shutting down businesses that did not fit with Motorola’s new strategy. In many cases, these businesses used older technologies that produced non-strategic products. The long-term growth and margins associated with these businesses were not in line with Motorola’s expectations given the level of investment and returns. Included in these business exit costs were the costs of terminating technology agreements and selling or liquidating interests in joint ventures that did not fit with the new strategy of Motorola. Similar to consolidation of manufacturing operations, the charges in this restructuring category did not include any costs related to the abandonment or sublease of facilities, moving expenses, inventory disposals or write downs, or litigation or environmental obligations.

  Employee Separations

      Employee separation costs represent the costs of involuntary severance benefits for the 20,000 positions identified as subject to severance under the restructuring plan and special voluntary termination benefits offered beginning in the third quarter of 1998. The special voluntary termination benefits provided for one week of pay for each year of service between years 1-10, two weeks of pay for each year of service between years 11-19, and three weeks of pay for each year of service for year 20 and greater. The majority of employees who accepted special voluntary termination benefits did so by the end of the year, although severance payments were not completed by that time. The majority of the special voluntary termination benefits expired at the end of the fourth quarter of 1998.

      As of December 31, 1998, approximately 13,800 employees have separated from Motorola through a combination of voluntary and involuntary severance programs. Of the 13,800 separated employees, approximately 8,200 were direct employees and 5,600 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers.

  Asset Impairments and Other Charges

      As a result of current and projected business conditions, Motorola wrote down operating assets that became impaired. The majority of the assets written down were used manufacturing equipment and machinery.

      The amount of impairment charge for the assets written down was based upon an estimate of the future cash flows expected from the use of the assets, as well as upon their eventual disposition. These undiscounted cash flows were then compared to the net book value of the equipment, and impairment was determined based

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

on that comparison. Cash flows were determined at the facility level for certain production facilities based upon anticipated sales value of the products to be produced and the costs of producing the products at those facilities. In cases in which sufficient cash flows were not going to be generated by the equipment at those facilities, the assets were written down to their estimated fair value. These estimated fair values were based upon what the assets could be sold for in a transaction with an unrelated third party. Since the majority of these assets were machinery and equipment, Motorola was able to utilize current market prices for comparable equipment in the marketplace in assessing what would be the fair value upon sale of the equipment.

      Building writedowns were based on marketability factors of the building in the particular location.

      Assets held for use continue to be depreciated based on an evaluation of their remaining useful lives and their ultimate values upon disposition. There were no assets held for sale at December 31, 1998 nor were any impaired assets disposed of prior to that date.

  SCG’s Restructuring Charge

      SCG’s charges related to these actions were $189.8 million of which $53.9 million represented asset impairments charged directly against machinery and equipment. SCG’s employment reductions will total approximately 3,900 of which approximately 3,000 (1,800 direct employees and 1,200 indirect employees) had separated from SCG as of August 3, 1999.

      At December 31, 1998, $68.0 million of restructuring accruals remain outstanding. The following table displays a rollforward to December 31, 1998 of the accruals established during the second quarter of 1998:

			Accruals at
	Initial	Amounts	December 31,
	Charges	Used	1998

	(in millions)

Consolidation of manufacturing operations	$13.2	$—	$13.2

Business exits	20.7	9.4	11.3

Employee separations	102.0	58.5	43.5

Total restructuring	135.9	67.9	68.0

Asset impairments and other charges	53.9	53.9	—

Total	$189.8	$121.8	$68.0

      SCG’s remaining accrual at December 31, 1998 of $13.2 million for the consolidation of manufacturing operations represents the finalization of the plant closings in Arizona and the Philippines. Within the business exits category, the remaining accrual of $11.3 million at December 31, 1998 relates to costs of exiting two unprofitable product lines. SCG’s remaining accrual of $43.5 million at December 31, 1998 for employee separations relates to the completion of severance payments in Japan, Asia, the U.K. and Arizona.

      SCG’s total amount used of $121.8 million through December 31, 1998 reflects approximately $63.6 million in cash payments and $58.2 million in write-offs. The remaining $68.0 million accrual balance at December 31, 1998 is expected to be liquidated via cash payments.

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

      At August 3, 1999, $43.1 million of restructuring accruals remain outstanding. The following table displays a rollforward from December 31, 1998 to August 3, 1999, of the accruals established during the second quarter of 1998:

	Accruals at	1999	Accruals at
	December 31,	Amounts	August 3,
	1998	Used	1999

	(in millions)

Consolidation of manufacturing operations	$13.2	$3.8	$9.4

Business exits	11.3	6.4	4.9

Employee separations	43.5	14.7	28.8

Total restructuring	68.0	24.9	43.1

Asset impairments and other charges	—	—	—

Total	$68.0	$24.9	$43.1

      SCG’s remaining accrual at August 3, 1999 of $9.4 million for the consolidation of manufacturing operations represents the finalization of the plant closings in Arizona and the Philippines. Within the business exits category, the remaining accrual of $4.9 million at August 3, 1999 relates to costs of exiting two unprofitable product lines. SCG’s remaining accrual of $28.8 million at August 3, 1999 for employee separations relates to the completion of severance payments in Japan, Asia, the U.K. and Arizona. Motorola retained the employee separation accrual of $28.8 million as of August 3, 1999, to cover approximately 900 employees who will remain employees of, and be released by Motorola.

      SCG’s total 1999 amount used of $24.9 million through August 3, 1999 reflects cash payments. The remaining $43.1 million accrual balance at August 3, 1999 is expected to be liquidated via cash payments.

(10) Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires that the Business disclose estimated fair values for its financial instruments. The carrying amount of accounts payable and accrued liabilities is assumed to be the fair value because of the short-term maturity of these instruments.

(11) Investments in Unconsolidated Joint Ventures

      SCG participates in joint ventures in China and Malaysia. The joint ventures have been accounted for using the equity method. The investment in each joint venture approximates the underlying equity interest of such joint venture. Investments in these joint ventures totaled $30.3 million at December 31, 1998 and are included in other assets in the accompanying combined balance sheet. Earnings from these joint ventures totaled $2.4 million for the period from January 1, 1999 through August 3, 1999 and $(.3) million and $5.7 million for the years ended December 31, 1997, and 1998, respectively.

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	Leshan-	Semiconductor
	Phoenix	Miniature
	Semiconductor	Products
Joint Venture	Ltd.	Malaysia	Total

			(in millions)

Country Location	China	Malaysia

SCG Ownership %(Direct)	55%	50%

For the period from January 1, 1999 through August 3, 1999

Net sales	$15.0	$40.7	$55.7

Gross profit	$5.7	$7.3	$13.0

Income (loss) from continuing operations	$4.4	$1.4	$5.8

Net income (loss)	$4.4	$1.4	$5.8

As of and for the year ended December 31, 1998

Current assets	$5.4	$7.8	$13.2

Noncurrent assets	45.9	84.3	130.2

Total assets	$51.3	$92.1	$143.4

Current liabilities	$2.0	$4.3	$6.3

Noncurrent liabilities	$24.5	$54.4	$78.9

Venture’s equity	$24.8	$33.4	$58.2

Net sales	$21.5	$56.7	$78.2

Gross profit	$6.5	$20.3	$26.8

Income (loss) from continuing operations	$5.6	$5.6	$11.2

Net income (loss)	$5.6	$5.3	$10.9

For the year ended December 31, 1997

Net sales	$18.5	$57.7	$76.2

Gross profit	$4.6	$8.9	$13.5

Income (loss) from continuing operations	$.7	$(1.7)	$(1.0)

Net income (loss)	$.7	$(1.4)	$(.7)

(12)  Business Transaction

      On May 11, 1999, affiliates of the Texas Pacific Group entered into an agreement with Motorola, providing for a recapitalization of the Business and certain related transactions, after which affiliates of Texas Pacific Group will own approximately 91% and Motorola will own approximately 9% of the outstanding voting stock of the Business. In addition, as part of these transactions, Texas Pacific Group will receive 1,500 shares and Motorola will receive 590 shares of mandatorily redeemable preferred stock of SCG Holding (“SCG Holding Preferred Stock”) and Motorola will receive $91 million of junior subordinated notes of SCI LLC (the “Junior Subordinated Notes”). Cash payments to Motorola will be financed through equity investments by affiliates of Texas Pacific Group, borrowings under senior secured bank loan facilities and the issuance of senior subordinated notes due 2009.

      In connection with the recapitalization and related transactions, it is anticipated that certain wholly-owned domestic subsidiaries will be established to serve as guarantors of the senior subordinated notes due

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

2009. Each guarantor will jointly and severally, irrevocably and unconditionally guarantee the obligations of the issuers under the notes. The net assets to be contributed to these guarantor subsidiaries are expected to consist of SCG’s equity interests in its unconsolidated joint ventures in China, Malaysia and Eastern Europe, nominal interests in certain foreign subsidiaries and a nominal amount of cash. The joint ventures and foreign subsidiaries themselves are not expected to be guarantors of the notes. The net assets to be contributed to the guarantor subsidiaries approximated $46.8 million at December 31, 1998 and generated related earnings of $2.4 million for the period from January 1, 1999 through August 3, 1999 and $(.3) million and $5.7 million for the years ended December 31, 1997 and 1998, respectively.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

SCG Holding Corporation

      Our audit of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in this Annual Report on Form 10-K of SCG Holding Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 17, 2000

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/B/A ON SEMICONDUCTOR)

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Charged to		Balance at
	August 4,	costs and	other	Deductions/	December 31,
	1999	expenses	accounts	writeoffs	1999

	(in millions)

Allowance for doubtful accounts	$—	$2.0	$—	$—	$2.0

EXHIBIT INDEX

      (23.1)  Consent of KPMG, LLP, independent accountants

      (23.2)  Consent of Pricewaterhouse Coopers, LLP, independent accountants

      (27.1)  Financial Data Schedule