Form 10-Q
period 2000-04-01
SCG HOLDING CORP
filed 2000-05-15
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Apri1 1, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

000-30419

Commission File Number

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

Yes  [X]     No  [   ]

      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 8, 2000:

Class	Number of Shares

Common Stock; $.01 par value	171,624,379

INDEX

		Page

Part I
Financial Information

Item 1	Financial Statements	2

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Part II
Other Information

Item 1	Legal Proceedings	17

Item 2	Changes in Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

Signatures		19

Exhibits

Exhibit 27: Financial Data Schedule

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/ B/ A ON SEMICONDUCTOR)

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	April 1,	December 31,
	2000	1999

	(unaudited)

Assets

Cash and cash equivalents	$140.3	$126.8

Receivables, net (including $29.2 million in 2000 and $24.7 million in 1999 due from Motorola)	263.8	249.7

Inventories	205.5	206.2

Other current assets	27.1	26.0

Deferred income taxes	36.1	28.4

Total current assets	672.8	637.1

Property, plant and equipment, net	543.0	569.7

Deferred income taxes	286.4	289.0

Investments in joint ventures	40.3	40.4

Other assets	88.4	80.6

Total assets	$1,630.9	$1,616.8

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Accounts payable (including $17.3 million in 2000 and $13.8 million in 1999 payable to Motorola)	$127.9	$122.5

Accrued expenses (including $6.0 million in 2000 and $8.2 million in 1999 payable to Motorola)	131.1	142.8

Income taxes payable	33.2	31.9

Accrued interest	20.0	30.1

Total current liabilities	312.2	327.3

Long-term debt (including $97.1 million in 2000 and $94.8 million in 1999 payable to Motorola)	1,297.6	1,295.3

Other long-term liabilities	13.3	12.2

Total liabilities	1,623.1	1,634.8

Commitments and contingencies	—	—

Minority interests in consolidated subsidiaries	10.7	10.1

Redeemable preferred stock ($0.01 par value, 100,000 shares authorized, 2,090 shares issued and outstanding; 12% annual dividend rate; liquidation value — $209.0 million plus accrued dividends of $17.2 million in 2000 and $10.6 million in 1999)	226.2	219.6

Common stock ($0.01 par value, 300,000,000 shares authorized, 136,666,666 shares issued and outstanding)	1.4	1.4

Additional paid-in capital	204.2	204.2

Accumulated other comprehensive income	2.4	2.7

Accumulated deficit	(437.1)	(456.0)

Total stockholders’ equity (deficit)	(229.1)	(247.7)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,630.9	$1,616.8

See accompanying notes to consolidated financial statements.

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/ B/ A ON SEMICONDUCTOR)

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME
(in millions, except per share data)

Quarter ended
April 1, 2000

(unaudited)

Revenues:

Net product revenues (including $37.2 from Motorola)	$451.5

Foundry revenues to Motorola	35.3

Total revenues	486.8

Cost of sales	323.4

Gross profit	163.4

Operating expenses:

Research and development	11.2

Selling and marketing	19.6

General and administrative	51.0

Restructuring charges	4.8

Total operating expenses	86.6

Operating income	76.8

Other income (expenses), net:

Interest expense	(34.7)

Equity in earnings (losses) of joint ventures	(0.2)

Other income (expenses), net	(34.9)

Income before income taxes and minority interests	41.9

Provision for income taxes	(15.7)

Minority interests	(0.7)

Net income	25.5

Less: Redeemable preferred stock dividends	(6.6)

Net income available for common stock	$18.9

Comprehensive income:

Net income	$25.5

Foreign currency translation adjustments	(0.3)

Comprehensive income	$25.2

Earnings per share:

Basic	$0.14

Diluted	$0.13

Weighted average shares outstanding:

Basic	136.7

Diluted	142.4

See accompanying notes to consolidated financial statements.

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/ B/ A ON SEMICONDUCTOR)

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

Quarter ended
April 1, 2000

(unaudited)

Cash flows from operating activities:

Net income	$25.5

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	34.2

Amortization of debt issuance costs	1.6

Provision for doubtful accounts	0.3

Gain on disposals of property, plant and equipment	(0.1)

Non-cash interest on junior subordinated note payable to Motorola	2.3

Minority interests in earnings of consolidated subsidiaries	0.7

Undistributed losses of unconsolidated joint ventures	0.2

Deferred income taxes	(5.1)

Changes in assets and liabilities:

Receivables	(14.4)

Inventories	0.7

Other assets	(5.2)

Accounts payable	7.3

Accrued expenses	(7.5)

Income taxes payable	1.3

Accrued interest	(10.1)

Other long-term liabilities	1.1

Net cash provided by operating activities	32.8

Cash flows from investing activities:

Purchases of property, plant and equipment	(21.1)

Investment in unconsolidated company	(2.0)

Loan to unconsolidated joint venture	(5.0)

Proceeds from sales of property, plant and equipment	8.8

Net cash used in investing activities	(19.3)

Net increase in cash and cash equivalents	13.5

Cash and cash equivalents, beginning of period	126.8

Cash and cash equivalents, end of period	$140.3

See accompanying notes to consolidated financial statements.

SCG HOLDING CORPORATION AND SUBSIDIARIES

(D/ B/ A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Background and Basis of Presentation

      The accompanying consolidated financial statements as of and for the quarter ended April 1, 2000 include the accounts of SCG Holding Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control as well as an investment in a 50%-owned joint venture are accounted for on the equity method.

      The accompanying financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 1999 and for the period from August 4, 1999 through December 31, 1999 and the combined financial statements of the Semiconductor Components Group (“SCG”) of Motorola, Inc. (“Motorola”) for the period from January 1, 1999 through August 3, 1999 included in our Form 10-K as filed with the Securities and Exchange Commission on May 1, 2000.

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

Note 2:  Inventories

      The main components of inventories were as follows (in millions):

	April 1,	December 31,
	2000	1999

	(unaudited)

Raw materials	$21.0	$25.6

Work in process	89.2	103.8

Finished goods	95.3	76.8

	$205.5	$206.2

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:  Restructuring Charges

      In March 2000, the Company recorded a charge to cover costs associated with a restructuring program at its manufacturing facility in Guadalajara, Mexico. The Company recorded a restructuring charge of $4.8 million ($3.0 million, or $0.02 per share, after taxes), including $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets.

      In addition to charges related to the March 2000 restructuring, the Company’s restructuring reserves also include charges from prior restructurings which have not yet been paid. A summary of activity in the Company’s restructuring reserves for the quarter ended April 1, 2000 is as follows (in millions):

Balance, December 31, 1999	$9.5

Plus: March 2000 employee separation charge	3.2

Less: Payments charged against the reserve	(5.2)

Balance, April 1, 2000	$7.5

Note 4:  Long-Term Debt

      The Company and one of its domestic subsidiaries (collectively, the “Issuers”) issued $400.0 million senior subordinated notes due 2009. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries are holding companies whose net assets consist primarily of investments in the Company’s foreign joint ventures in China, Malaysia and the Czech Republic as well as nominal equity interests in certain of the Company’s foreign subsidiaries. The foreign joint ventures and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

      The aggregate assets, liabilities, earnings and equity of the Guarantor Subsidiaries, when combined with those of the Issuers, are substantially equivalent to those of the Company on a consolidated basis. The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be meaningful to investors making an investment decision.

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of April 1, 2000 and for the quarter ended April 1, 2000 is as follows (in millions):

			Non-
		Guarantor	Guarantor
	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$485.8	$—	$18.7	$(17.7)	$486.8

Cost of sales	326.9	—	14.2	(17.7)	323.4

Gross profit	158.9	—	4.5	—	163.4

General and administrative	49.6	—	1.4	—	51.0

Other operating expenses	35.6	—	—	—	35.6

Total operating expenses	85.2	—	1.4	—	86.6

Operating income	73.7	—	3.1	—	76.8

Interest expense	(33.2)	—	(1.5)	—	(34.7)

Equity earnings (losses)	1.5	(0.4)	—	(1.3)	(0.2)

Income (loss) before taxes and minority interests	42.0	(0.4)	1.6	(1.3)	41.9

Provision for income taxes	(15.7)	—	—	—	(15.7)

Minority interests	—	—	—	(0.7)	(0.7)

Net income (loss)	$26.3	$(0.4)	$1.6	$(2.0)	$25.5

Receivables	$263.1	$—	$7.2	$(6.5)	$263.8

Inventories	197.3	—	8.2	—	205.5

Other current assets	197.0	—	10.7	(4.2)	203.5

Total current assets	657.4	—	26.1	(10.7)	672.8

Property, plant and equipment, net	475.1	—	67.9	—	543.0

Deferred income taxes	286.4	—	—	—	286.4

Investments and other assets	197.3	51.4	1.8	(121.8)	128.7

Total assets	$1,616.2	$51.4	$95.8	$(132.5)	$1,630.9

Accounts payable	$130.5	$—	$3.9	$(6.5)	$127.9

Accrued expenses	178.0	0.7	9.8	(4.2)	184.3

Total current liabilities	308.5	0.7	13.7	(10.7)	312.2

Long-term debt and other	1,310.5	—	55.6	(55.2)	1,310.9

Total liabilities	1,619.0	0.7	69.3	(65.9)	1,623.1

Minority interests	—	—	—	10.7	10.7

Redeemable preferred stock	226.2	—	—	—	226.2

Stockholders’ equity (deficit)	(229.0)	50.7	26.5	(77.3)	(229.1)

Liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,616.2	$51.4	$95.8	$(132.5)	$1,630.9

Note 5:  Earnings per Common Share

      Basic earnings per share are computed by dividing net income available for common stock (net income less dividends accrued on the Company’s redeemable preferred stock) by the weighted average number of

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarter ended April 1, 2000 (in millions, except per share amounts):

		Weighted
		Avg.	Per Share
	Income	Shares	Amount

Basic net income per share	$18.9	136.7	$0.14

Effect of dilutive securities:

Stock options	—	5.7	(0.01)

Diluted net income per share	$18.9	142.4	$0.13

Note 6:  Commitments and Contingencies

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 7:  Related Party Transactions

      Related party activity between the Company and Motorola for the quarter ended April 1, 2000 is as follows (in millions):

Purchases of manufacturing services from Motorola	$40.5

Cost of other services, rent and equipment purchased from Motorola	23.6

Note 8:  Recent Accounting Pronouncements

  SFAS 133

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

  SAB 101

      During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, which will be effective for the Company beginning in the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange

SCG HOLDING CORPORATION AND SUBSIDIARIES
(D/B/A ON SEMICONDUCTOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations.

Note 9:  Subsequent Events

  Acquisition of Cherry Semiconductor Corporation

      On April 3, 2000, the Company acquired all of the outstanding capital stock of Cherry Semiconductor Corporation for approximately $250 million in cash, which was financed with cash on hand and borrowings of $220 million under the Company’s senior bank facilities. Cherry Semiconductor, which was renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets, and had revenues for its fiscal year ended February 29, 2000 of $129.1 million. The results of operations of Cherry Semiconductor will be included in the consolidated results of the Company beginning with the date of acquisition. The Company is currently finalizing the purchase accounting for this transaction.

  Initial Public Offering

      In May 2000, the Company completed the initial public offering (“IPO”) of its common stock, selling 34.5 million shares of its common stock with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $516.4 million. The Company intends to use these proceeds to redeem its outstanding preferred stock, redeem a portion of its senior subordinated notes and prepay a portion of the loans outstanding under its senior bank facilities. In connection with this debt extinguishment, the Company expects to incur prepayment penalties and redemption premiums of approximately $17.3 million and to write off approximately $11.9 million of debt issuance costs that are included in other assets in the consolidated balance sheet. We intend to recognize this adjustment in the second quarter of 2000 (the period during which it was incurred) and to classify it as an extraordinary loss (approximately $29.2 million, pre-tax).

SEMICONDUCTOR COMPONENTS GROUP OF

MOTOROLA, INC.

COMBINED STATEMENT OF REVENUES LESS DIRECT AND

ALLOCATED EXPENSES BEFORE TAXES
(in millions)

Quarter ended
April 3, 1999

(unaudited)

Revenues:

Net sales — trade	$373.3

Direct and allocated costs and expenses:

Cost of sales	268.2

Research and development	14.0

Selling and marketing	17.9

General and administrative	36.8

Operating costs and expenses	336.9

36.4

Other income (expenses):

Interest expense	(4.0)

Equity in earnings from joint ventures	1.4

Minority interest in earnings of consolidated entities	(0.6)

Other expenses, net	(3.2)

Revenues less direct and allocated expenses before taxes	$33.2

See accompanying notes to combined financial statement.

SEMICONDUCTOR COMPONENTS GROUP OF

MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

      The Semiconductor Components Group (“SCG” or “the Business”) is defined as the discrete and integrated circuits standard products of the Semiconductor Products Sector (“SPS”) of Motorola, Inc. (“Motorola”), including Power BiPolar, Rectifiers, Thyristors, Zeners, TMOS, Analog, ECL, Small Signal and Logic Products.

      The accompanying unaudited combined financial statement of the Business has been prepared in accordance with generally accepted accounting principles for interim financial information and on the basis of presentation as described in Note 1 of the audited combined financial statements included in the Form 10-K of SCG Holding Corporation and Subsidiaries filed with the SEC on May 1, 2000. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of SCG, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

      This unaudited interim combined financial statement should be read in conjunction with the combined financial statements and footnotes previously filed in the Form 10-K of SCG Holding Corporation and Subsidiaries filed with the SEC on May 1, 2000.

Note 2:  Related Party Transactions

      SCG manufactures products for other sectors of Motorola. Sales of these products are treated as external sales and are reflected in the accompanying unaudited interim combined statement of revenues less direct and allocated expenses before taxes with the related cost of sales. These sales totaled $30.8 million for the quarter ended April 3, 1999.

      SCG also manufactures products, at cost, for other SPS divisions and these other divisions also manufacture products for SCG. The gross amounts charged to/from SCG for these products are summarized as follows for the quarter ended April 3, 1999:

Manufacturing services performed by SPS divisions on behalf of SCG	$65.0

Manufacturing services performed by SCG and transferred at actual production costs to other SPS divisions	$39.9

      Total amounts allocated to SCG for research and development, selling and marketing, and general and administrative expenses were as follows for the quarter ended April 3, 1999:

Research and development	$5.9

Selling and marketing	$1.0

General and administrative	$20.9

Note 3:  Supplemental Disclosure of Cash Flow Information

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

SEMICONDUCTOR COMPONENTS GROUP OF
MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Given these constraints, the following data is presented to facilitate analysis of key components of cash flow activity:

Quarter
ended
April 3, 1999

Operating activities:

Revenues less direct and allocated expenses before taxes	$33.2

Depreciation	34.9

Decrease in inventories	3.6

Decrease in other current assets	0.4

Increase in other assets	(3.9)

Decrease in accounts payable and accrued expenses	(21.5)

Increase in non-current liabilities	0.7

Cash flow from operating activities, excluding Motorola financing and taxes	47.4

Investing activities:

Capital expenditures, net of transfers	(17.1)

Net financing provided to Motorola*	$30.3

*	The difference between cash flow from operating activities and investing activities does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand-alone basis.

Note 4:  Interest Expense

      Motorola had net interest expense on a consolidated basis for the quarter ended April 3, 1999. This amount has been allocated to SPS and in turn to SCG in the amount of $3.3 million primarily on the basis of net assets. Management believes this allocation is reasonable, but it is not necessarily indicative of the cost that would have been incurred if the Business had been operated on a stand-alone basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in our Form 10-K filed with the SEC on May 1, 2000. Our historical combined financial statements present the combined revenues less direct and allocated expenses before taxes of the business of Motorola’s Semiconductor Components Group prior to our August 4, 1999 recapitalization and are not intended to be a complete presentation of the results of operations or cash flows of the Company. The results of operations before taxes are not necessarily indicative of the results of operations before taxes that would have been recorded by us on a stand-alone basis. Our historical post-recapitalization consolidated financial statements present the consolidated financial position and results of operations of the Company on a stand-alone basis. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this Form 10-Q.

      We are one of the largest independent suppliers of semiconductor components in the world. Our total addressable market consists of discrete, standard analog and standard logic semiconductors. The principal end-user markets for our products are networking and computing, wireless communications, consumer electronics, automotive electronics and industrial. Our products are used in such high-growth applications as routers and other networking equipment, cable and other high-speed modems, cellular telephones and other portable electronic devices, digital set-up boxes, DVD players, GPS and other navigation tools and industrial automation and control systems.

Results of Operations

      Total revenues. Total revenues increased $113.5 million, or 30.4%, from $373.3 million in the first quarter of 1999 to $486.8 million in the first quarter of 2000, due to an increase in net product revenues and the inclusion of foundry revenues as a component of total revenues after our recapitalization.

      Net product revenues. Net product revenues increased $78.2 million, or 21.0%, from $373.3 million in the first quarter of 1999 to $451.5 million in the first quarter of 2000. Unit volume increased by 20.2%, and the average selling price increased by 0.7%, in the first quarter of 2000 as compared to the first quarter of 1999, due primarily to recent increases in demand and new product introductions.

      Net revenues for standard analog products, which accounted for 23.3% of net product revenues in the first quarter of 2000, increased 36.3% compared to the first quarter of 1999 as a result of increased demand in the telecommunications industry and our focus on expanding the sales of this product line. Net revenues for standard logic products, which accounted for 25.3% of net product revenues in the first quarter of 2000, increased 37.9% compared to the first quarter of 1999 due to increased demand for emitter-coupled logic products, which was partially offset by reduced emphasis on older standard logic product families and the discontinuation of a related product line. Net revenues for discrete products, which accounted for 51.1% of net product revenues in the first quarter of 2000, increased 8.7% compared to the first quarter of 1999 mainly fueled by increased demand in the rectifier, thyristor and zener product families.

      Approximately 45%, 32% and 23% of our net product revenues in the first quarter of 2000 were derived from users, directly or through distributors or electronic manufacturing service providers, in the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 43%, 32% and 25%, respectively, in the first quarter of 1999.

      Foundry revenues. Foundry revenues in the first quarter of 2000 were $35.3 million. Prior to our recapitalization, Motorola recorded foundry revenues as an offset to cost of sales at cost. Foundry revenues recorded as an offset to cost of sales totaled $39.9 million for the first quarter of 1999.

      Cost of sales. Cost of sales increased $55.2 million, or 20.6%, from $268.2 million in the first quarter of 1999 to $323.4 million in the first quarter of 2000, primarily as a result of increased sales volume and the inclusion of cost of foundry sales as a component of cost of sales after our recapitalization.

      Gross profit. Gross profit increased 55.5% from $105.1 million (computed as net sales-trade less cost of sales) in the first quarter of 1999 to $163.4 million in the first quarter of 2000. As a percentage of net product revenues, gross margin was 28.1% in the first quarter of 1999 as compared to 36.2% in the first quarter of 2000. The improvement in gross profit resulted mainly from reductions in costs from our restructuring program, increased sales volume and slightly higher average selling prices.

Operating expenses

      Research and development. Research and development costs decreased $2.8 million, or 20.0%, from $14.0 million in the first quarter of 1999 to $11.2 million in the first quarter of 2000, primarily as a result of the discontinuance of related expense allocations from Motorola following our recapitalization. As a percentage of net product revenues, research and development costs decreased from 3.8% the first quarter of 1999 to 2.5% the first quarter of 2000.

      Selling and marketing. Selling and marketing expenses increased by $1.7 million, or 9.5%, from $17.9 million in the first quarter of 1999 to $19.6 million in 2000. The increase in selling and marketing expenses was attributable to increased branding and marketing costs associated with establishing the ON Semiconductor™ trade name. As a percentage of net product revenues, these costs decreased from 4.8% in the first quarter of 1999 to 4.3% in the first quarter of 2000.

      General and administrative. General and administrative expenses increased by $14.2 million from $36.8 million in the first quarter of 1999 to $51.0 million in the first quarter of 2000, as a result of costs incurred to establish corporate functions and other costs resulting from our separation from Motorola as well as higher performance bonuses in the first quarter of 2000. As a percentage of net product revenues, these costs increased from 9.9% in the first quarter of 1999 to 11.3% in the first quarter of 2000.

      Restructuring charges. In the first quarter of 2000, we recorded a charge to cover costs associated with a restructuring program at our manufacturing facility in Guadalajara, Mexico. We recorded a restructuring charge of $4.8 million ($3.0 million, or $0.02 per share, after taxes), including $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets. We expect this program to have a positive impact on our gross margin as a percentage of net product revenues in the future.

      In addition to charges related to the March 2000 restructuring, our restructuring reserves also include charges from prior restructurings which have not yet been paid. A summary of activity in our restructuring reserves during the first quarter of 2000 is as follows (in millions):

	Balance			Balance
	as of			as of
	December 31,	Additional	Amounts	April 1,
	1999	Reserves	Used	2000

Consolidation of manufacturing operations	$6.0	$—	$(1.8)	$4.2

Employee separations	3.5	3.2	(3.4)	3.3

Total restructuring	$9.5	$3.2	$(5.2)	$7.5

      Operating income. We generated operating income of $36.4 million in the first quarter of 1999 compared to operating income of $76.8 million in the first quarter of 2000. This improvement is attributable to the cost reductions resulting from our prior period restructuring and an increase in net product sales. Cost reductions from our prior period restructuring related to the consolidation of manufacturing operations, the relocation or outsourcing of related operations to take advantage of lower-cost labor markets, the exit of non-strategic or poorly performing businesses by discontinuance of selected product lines and the rationalization of our product portfolio, and a reduction in the number of employees.

      Interest expense. Interest expense increased $30.7 million, or 768%, from $4.0 million in the first quarter of 1999 to $34.7 million in the first quarter of 2000, due to borrowings under our senior bank facilities and the issuance of our senior subordinated notes and our junior subordinated note in order to finance our recapitalization. The $4.0 million interest expense for the first quarter of 1999 was an allocation we received from Motorola. Interest expense is expected to decrease in the second quarter of 2000 as a result of the paydown of debt in connection with our initial public offering (“IPO”), which we also expect to be offset in part by increased bank borrowings.

      Equity in earnings (losses) of joint ventures. Equity in earnings (losses) from joint ventures decreased $1.6 million, or 114%, from $1.4 million in the first quarter of 1999 to ($0.2) million in the first quarter of 2000, due primarily to reduced earnings in the Malaysian joint venture.

      Minority interests. Minority interests represent the portion of net income of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests increased from $0.6 million in the first quarter of 1999 to $0.7 million in the first quarter of 2000.

      Provision for income taxes. Provision for income taxes was $15.7 million in the first quarter of 2000. No provision for taxes was made for periods prior to our recapitalization.

Liquidity and Capital Resources

      Prior to our recapitalization, Motorola performed cash management on a centralized basis, and its Semiconductor Products Sector processed receivables and payables, payroll and other activities for the Semiconductor Components Group. Most of these systems were not designed to track receivables, liabilities, cash receipts and payments on a division-specific basis. Accordingly, it is not practical to determine assets and liabilities associated with the Semiconductor Components Group prior to our recapitalization.

      For the first quarter of 2000, net cash provided by operating activities was $32.8 million. Cash from operating activities was due primarily to net income of $25.5 million and non-cash depreciation and amortization charges of $34.2 million, offset by an increase in receivables of $14.4 million and a decrease in accrued interest of $10.1 million. Net cash used in investing activities was $19.3 million due to capital expenditures and loans to and investments in unconsolidated entities, offset by proceeds from sales of property, plant and equipment. Capital expenditures were $21.1 million for the first quarter of 2000. Capital expenditures in 2000 are budgeted at $150 million and will be used primarily to improve our assembly and test facilities in low-cost regions and for new information technology systems. There were no cash flows related to financing activities.

      As of April 1, 2000, we had $800.5 million of indebtedness outstanding under our senior bank facilities and a stockholders’ deficit of $229.1 million. As of April 1, 2000, $136.4 million of our $150 million revolving facility was available, reflecting outstanding letters of credit of $13.6 million. In addition, the credit agreement relating to our senior bank facilities, the indenture relating to our senior subordinated notes and the terms of our junior subordinated note allow us to incur additional indebtedness. We are required to begin making principal payments on our senior bank facilities in 2001. Our ability to make payments on and to refinance our indebtedness, including our senior bank facilities, senior subordinated notes and junior subordinated note, and to fund working capital, capital expenditures, research and development efforts and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Further, the credit agreement relating to our senior bank facilities, the indenture relating to our senior subordinated notes and the terms of our junior subordinated note currently do, and other debt instruments we enter into in the future may, impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

      On April 3, 2000, we acquired all of the outstanding capital stock of Cherry Semiconductor. We financed our acquisition of Cherry Semiconductor with cash on hand, borrowings of $20 million under our revolving credit facility and borrowings under a new $200 million facility that was added to our senior secured bank facilities. Cherry Semiconductor, which was renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets, and had revenues for its fiscal year ended February 29, 2000 of $129.1 million. The results of operations of Cherry Semiconductor will be included in the consolidated results of the Company beginning with the date of acquisition. The Company is currently finalizing the purchase accounting for this transaction. We expect to finance any other future acquisitions with borrowings under our revolving credit facility agreement and additional equity and debt financing, to the extent available on attractive terms.

      In May 2000, we completed our initial public offering of our common stock, selling 34.5 million shares of our common stock with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $516.4 million. We intend to use these proceeds to redeem our outstanding preferred stock, redeem a portion of our senior subordinated notes and prepay a portion of the loans outstanding under our senior bank facilities. In connection with this debt extinguishment, we expect to incur prepayment penalties and redemption premiums of approximately $17.3 million and to write off approximately $11.9 million of debt issuance costs that are included in other assets in the consolidated balance sheet. We intend to recognize this adjustment in the second quarter of 2000 (the period during which it was incurred) and to classify it as an extraordinary loss (approximately $29.2 million, pre-tax)

      Our primary future cash needs, both in the short term and in the long term, will continue to be for capital expenditures, debt service, working capital and potential business acquisitions. We believe that cash flows from operations will be sufficient to enable us to service our indebtedness and to fund our other liquidity needs (other than potential business acquisitions) for the next 12 months.

Recent Accounting Pronouncements

  SFAS 133

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments based on changes in fair value. We are currently evaluating the impact of adopting SFAS 133 but do not expect it to be material. As issued, SFAS 133 was effective for the first quarter of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — An Amendment of FASB Statement No. 133,” which deferred the effective date of SFAS No. 133 so that it is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

  SAB 101

      During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, which will be effective for us beginning in the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. We do not expect the implementation of SAB 101 to have a material effect on our results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Although a substantial portion of our transactions are denominated in U.S. dollars, we are exposed to foreign currency exchange rate risk due to our operations outside of the U.S. Our strategy is to utilize forward currency exchange contracts to hedge these foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with losses and gains on the forward currency exchange contracts. Our exchange rate risk management strategy reduces, but does not eliminate, the short-term impact of foreign currency exchange rate movements. For example, changes in exchange rates may affect the foreign currency sales price of our products and can lead to increases or decreases in sales volume to the extent that the sales price of comparable products of our competitors are less or more than the sales price of our products.

      We do not have any exposure to rate changes for our senior subordinated notes or our junior subordinated note. However, we do have interest rate exposure with respect to the $800.5 million outstanding at April 1, 2000 under our senior bank facilities due to their variable pricing. As of April 1, 2000, we had one interest rate swap, which became effective in February 2000, to cover the exposure on $200.0 million of the senior bank facilities.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.  Changes In Securities and Use of Proceeds

      (a)  Not applicable.

      (b)  Not applicable.

      (c)  Not applicable.

      (d)  The initial public offering of our Common Stock, par value $.01 per share (“Common Stock”), commenced on April 27, 2000 (the effective date of registration statement No. 33-30670) and closed on May 3, 2000. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, Chase Securities Inc., Lehman Brothers Inc., FleetBoston Robertson Stephens Inc. and Salomon Smith Barney Inc. We registered and sold 34,500,000 shares of Common Stock at an aggregate offering price of $552,000,000 ($621,000,000 originally registered). Expenses of the offering were approximately $35,620,000, consisting of underwriting discounts and commissions of $33,120,000 and other expenses of approximately $2,500,000, resulting in net proceeds of approximately $516,380,000. The net proceeds were applied as follows:

Redemption of our Series A cumulative preferred stock	$228,419,209

Redemption of a portion of our 12% Senior Subordinated Notes	$156,800,000

Prepayment of borrowings under our senior bank facilities	$131,160,791

      None of the expenses incurred in the offering, nor the proceeds of the offering, were paid to (i) any of our directors or officers or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except that the shares of our preferred stock that were redeemed were owned by Motorola, Inc. and certain investors in funds sponsored by Texas Pacific Group.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Prior to the Company’s IPO, the matters set forth below were submitted during the period covered by this Form 10-Q for a vote of the stockholders of the Company. Each such matter was approved, receiving 100% of the votes cast and approximately 91.5% of the votes of the outstanding shares.

•	Written Consent of the Stockholders Dated February 17, 2000:

•	Approval of the Company’s 1999 Founders’ Stock Option Plan;

•	Approval of the Company’s Amended and Restated Certificate of Incorporation; and

•	Approval of a reverse stock split of the outstanding shares of common stock of the Company reclassifying each three (3) shares held into two (2) shares of common stock.

•	Written Consent of the Stockholders Dated March 28, 2000:

•	Approval of the Company’s 2000 Stock Incentive Plan; and

•	Approval of the Company’s 2000 Employee Stock Purchase Plan.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits —

Exhibit
No.	Exhibit Description

27	Financial Data Schedule

      (b)  Reports on Form 8-K —

      During the first quarter of 2000, the Company filed one report on Form 8-K dated February 17, 2000 and filed on February 25, 2000. The February 17, 2000 report was filed pursuant to Items 4 and 7, reported information related to the Company’s change in independent accountants, and included as an exhibit a letter dated February 24, 2000 to the Securities and Exchange Commission from the Company’s previous independent accountants. After the first quarter of 2000, the Company filed one report on Form 8-K dated April 3, 2000 and filed on April 10, 2000. The April 3, 2000 report was filed pursuant to Items 2 and 7, reported the acquisition of Cherry Semiconductor, and included as exhibits to the report the Stock Purchase Agreement dated March 8, 2000 and two press releases dated March 9, 2000 and April 4, 2000 for the acquisition.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCG HOLDING CORPORATION
(Registrant)

/s/ DARIO SACOMANI

By: Dario Sacomani

Its:	Chief Financial Officer and

Principal Accounting Officer

Date: May 15, 2000