Form 10-K405/A
period 1999-12-31
ON SEMICONDUCTOR CORP
filed 2000-08-14
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)
SPECIAL FINANCIAL REPORT

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

000-30419

(Commission File Number)
ON SEMICONDUCTOR CORPORATION
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

      This amended Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is being filed pursuant to Rule 15d-2. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant’s last full fiscal year (or for the life of the registrant if less than a full year), then the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. ON Semiconductor Corporation’s Registration Statement on Form S-4 (Registration No. 333-90359), declared effective February 1, 2000, did not contain the certified financial statements for the Registrant’s last full fiscal year, that is the fiscal year ended December 31, 1999. Therefore, as required by Rule 15d-2, certified financial statements for the fiscal year ended December 31, 1999 are filed herewith.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements:

INDEX TO FINANCIAL STATEMENTS

Page

ON Semiconductor Corporation and Subsidiaries Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet as of December 31, 1999	F-3

Consolidated Statement of Operations and Comprehensive Income for the period from August 4, 1999 through December 31, 1999	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from August 4, 1999 through December 31, 1999	F-5

Consolidated Statement of Cash Flows from the period from August 4, 1999 through December 31, 1999	F-6

Notes to Consolidated Financial Statements	F-7

Semiconductor Components Group of Motorola, Inc. Financial Statements:

Independent Auditors’ Report	F-25

Combined Balance Sheet as of December 31, 1998	F-26

Combined Statements of Revenues Less Direct and Allocated Expenses Before Taxes for each of the years in the two-year period ended December 31, 1998 and the period from January 1, 1999 through August 3, 1999	F-27

Notes to Combined Financial Statements	F-28

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

1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2000

ON SEMICONDUCTOR CORPORATION

By:	/s/ STEVE HANSON

Name: Steve Hanson
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ STEVE HANSON Steve Hanson	President, Chief Executive Officer and Director of the registrant (Principal Executive Officer)	August 14, 2000
/s/ DARIO SACOMANI Dario Sacomani	Senior Vice President, Chief Financial Officer of the registrant (Principal Financial and Accounting Officer)	August 14, 2000
/s/ CURTIS J. CRAWFORD Curtis J. Crawford	Chairman of the Board of Directors of the registrant	August 14, 2000
/s/ DAVID BONDERMAN David Bonderman	Director of the registrant	August 14, 2000
/s/ RICHARD W. BOYCE Richard W. Boyce	Director of the registrant	August 14, 2000
/s/ JUSTIN T. CHANG Justin T. Chang	Director of the registrant	August 14, 2000
/s/ WILLIAM A. FRANKE William A. Franke	Director of the registrant	August 14, 2000
/s/ JEROME N. GREGOIRE Jerome N. Gregoire	Director of the registrant	August 14, 2000
/s/ ALBERT HUGO-MARTINEZ Albert Hugo-Martinez	Director of the registrant	August 14, 2000
/s/ JOHN W. MARREN John W. Marren	Director of the registrant	August 14, 2000
/s/ DAVID M. STANTON David M. Stanton	Director of the registrant	August 14, 2000

A majority of the members of the Board of Directors.

2

INDEX TO FINANCIAL STATEMENTS

Page

ON Semiconductor Corporation and Subsidiaries Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet as of December 31, 1999	F-3

Consolidated Statement of Operations and Comprehensive Income for the period from August 4, 1999 through December 31, 1999	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from August 4, 1999 through December 31, 1999	F-5

Consolidated Statement of Cash Flows from the period from August 4, 1999 through December 31, 1999	F-6

Notes to Consolidated Financial Statements	F-7

Semiconductor Components Group of Motorola, Inc. Financial Statements:

Independent Auditors’ Report	F-25

Combined Balance Sheet as of December 31, 1998	F-26

Combined Statements of Revenues Less Direct and Allocated Expenses Before Taxes for each of the years in the two-year period ended December 31, 1998 and the period from January 1, 1999 through August 3, 1999	F-27

Notes to Combined Financial Statements	F-28

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of ON Semiconductor Corporation

      In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations and comprehensive income, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the period from August 4, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 17, 2000

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Background and Basis of Presentation

      ON Semiconductor Corporation, together with its wholly- and majority-owned subsidiaries (the “Company”), is one of the largest independent suppliers of semiconductor components in the world. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., the Company was a wholly-owned subsidiary of Motorola, Inc. prior to its August 4, 1999 recapitalization. The Company held, and continues to hold, through direct and indirect subsidiaries, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. The Company recently began marketing its products under its new trade name, ON Semiconductor™.

      On August 4, 1999, the Company was recapitalized and certain related transactions were effected (the “Recapitalization”) pursuant to an agreement among ON Semiconductor Corporation, its subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group. As a result of the Recapitalization, an affiliate of Texas Pacific Group owns approximately 91% and Motorola owns approximately 9% of the outstanding common stock of the Company. In addition, as part of these transactions, Texas Pacific Group received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by Semiconductor Components Industries, LLC, a wholly-owned subsidiary of the Company. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of Texas Pacific Group totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because Texas Pacific Group’s affiliate did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  Foreign Currencies

      The Company’s foreign subsidiaries utilize the U.S. dollar as their functional currency, except for subsidiaries in Japan and Western Europe where the local currency is used. For foreign subsidiaries which use the U.S. dollar as the functional currency, the net effects of gains and losses from foreign currency transactions and from the translation of foreign currency financial statements into U.S. dollars are included in current operations. The net translation gains and losses for subsidiaries using the local currency as the functional currency are included as a component of accumulated other comprehensive income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$249.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Except as discussed below, the senior subordinated notes may not be redeemed prior to August 1, 2004. Redemption prices range from 106% of the principal amount if redeemed in 2004 to 100% if redeemed in 2008 or thereafter. Up to 35% of the aggregate principal amount of the senior subordinated notes may be redeemed prior to August 4, 2002 with the net cash proceeds of a public equity offering at a redemption price equal to 112% of the principal amount redeemed.

      The senior bank facilities as well as the senior subordinated notes contain various covenants and restrictions, including restrictions on the payment of dividends under certain circumstances, and require that substantially all of the Company’s assets be pledged as collateral.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Annual maturities of long-term debt are as follows (in millions):

Year ending December 31:

2000	$—

2001	18.4

2002	41.8

2003	51.8

2004	37.3

Thereafter	1,146.0

$1,295.3

      The Company and SCI LLC, its primary domestic operating subsidiary (collectively, the “Issuers”), issued the senior subordinated notes due 2009. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries are holding companies whose net assets consist primarily of investments in the Company’s foreign joint ventures in China, Malaysia and the Czech Republic as well as nominal equity interests in certain of the Company’s foreign subsidiaries. The foreign joint ventures and the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 1999 and for the period from August 4, 1999 through December 31, 1999 is as follows (in millions):

	Issuers

	ON			Non-
	Semiconductor		Guarantor	Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Receivables	$—	$89.5	$—	$163.5	$(3.3)	$249.7

Inventories	—	106.0	—	131.4	(31.2)	206.2

Other current assets	—	37.7	—	143.5	—	181.2

Total current assets	—	233.2	—	438.4	(34.5)	637.1

Property, plant and equipment, net	—	163.7	—	406.1	(0.1)	569.7

Deferred income taxes	—	291.8	—	(2.8)	—	289.0

Investments and other assets	392.9	245.8	54.6	3.6	(575.9)	121.0

Total assets	$392.9	$934.5	$54.6	$845.3	$(610.5)	$1,616.8

Accounts payable	$—	$58.4	$0.7	$73.3	$(9.9)	$122.5

Accrued expenses	—	99.1	—	104.3	1.4	204.8

Total current liabilities	—	157.5	0.7	177.6	(8.5)	327.3

Long-term debt(1)	400.0	1,295.3	—	—	(400.0)	1,295.3

Other long-term liabilities	—	2.6	—	9.6	—	12.2

Intercompany(1)	21.0	(859.9)	—	466.3	372.6	—

Total liabilities	421.0	595.5	0.7	653.5	(35.9)	1,634.8

Minority interests	—	—	—	—	10.1	10.1

Redeemable preferred stock	219.6	—	—	—	—	219.6

Stockholders’ equity (deficit)	(247.7)	339.0	53.9	191.8	(584.7)	(247.7)

Liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$392.9	$934.5	$54.6	$845.3	(610.5)	$1,616.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON			Non-
	Semiconductor		Guarantor	Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$783.4	$—	$538.0	$(522.7)	$798.7

Cost of sales	—	652.1	—	443.9	(522.7)	573.3

Gross profit	—	131.3	—	94.1	—	225.4

General and administrative	—	49.8	—	27.5	—	77.3

Other operating expenses	—	37.0	—	11.9	(4.3)	44.6

Total operating expenses	—	86.8	—	39.4	(4.3)	121.9

Operating income	—	44.5	—	54.7	4.3	103.5

Interest expense, net	—	(38.8)	—	(17.1)	—	(55.9)

Equity earnings	29.8	21.5	3.0	—	(52.9)	1.4

Income before taxes and minority interests	29.8	27.2	3.0	37.6	(48.6)	49.0

Provision for income taxes	—	(4.0)	—	(13.4)	(0.7)	(18.1)

Minority interests	—	—	—	—	(1.1)	(1.1)

Net income	$29.8	$23.2	$3.0	$24.2	(50.4)	$29.8

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both ON Semiconductor and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

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

$49.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 9:  Stock Options

  1999 Founders Stock Option Plan

      The Company has adopted the ON Semiconductor Corporation 1999 Founders Stock Option Plan, an incentive plan for key employees, directors and consultants. A total of 11,576,666 shares of the Company’s common stock have been reserved for issuance under the plan. The plan is administered by the Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees, directors and consultants who will receive grants and determine the exercise price and vesting schedule of the options. Prior to the existence of a public market for the Company’s common stock, (as defined in the plan) fair market value is determined by the Board of Directors. Following the existence of a public market for the Company’s common stock, fair market value will be based on the closing price for the shares on the exchange on which the shares are listed.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  2000 Stock Incentive Plan

      On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan to provide key employees, directors and consultants with various equity-based incentives as described in the plan. The Company reserved 3.0 million shares of common stock for grants under this plan. The plan is administered by the Board of Directors or committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise price or performance criteria, if applicable, and vesting schedule. Under the “ON Ownership” portion of the plan, the Board of Directors intends, subject to local legal requirements, to grant an option to purchase shares of common stock to every employee at the market price of the Company’s stock on the date of the grant. Under this portion of the plan, options will become exercisable from the grant date.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 1999, the Company had an interest rate swap which becomes effective in February 2000. This transaction, required by the credit agreement relating to the senior bank facilities, is a floating-to-fixed rate swap based on LIBOR with quarterly rate resets. The notional principal amount of this swap is $200 million and is used solely as the basis for which the payment streams are calculated and exchanged. The notional amount is not a measure of the exposure to the Company through the use of the swap. The interest rate swap matures in relationship to its existing long-term debt and has a final expiration date of November 2004. The purpose of the interest rate swap was to essentially modify the interest rate characteristics of a portion of the Company’s debt from floating to fixed rate. Amounts to be paid or received under the contract are recorded as an adjustment to interest expense. The Company is subject to market risk as interest rates fluctuate and impact the interest payments due on the notional principal amount. The fair value of the interest rate swap is determined based on the difference between the contract rate of interest and the rates currently quoted for contracts of similar terms and maturities. The market value of the contract at December 31, 1999 was not significant.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The manufacturing and assembly services that the Company and Motorola have agreed to continue to provide to each other are at prices intended to approximate each party’s cost of providing the services and are fixed throughout the term of the agreements. Each party has committed to minimum purchases under these agreements. Subject to the Company’s right to cancel upon six months’ written notice, the Company has minimum commitments to purchase manufacturing services from Motorola of approximately $88 million, $51 million, $41 million and $40 million in fiscal years 2000, 2001, 2002 and 2003, respectively. Subject to its right to cancel upon six months’ written notice, Motorola has minimum commitments to purchase manufacturing services from the Company of approximately $47 million in fiscal year 2000 and has no purchase obligations thereafter.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(12)  Business Transaction

      On May 11, 1999, affiliates of the Texas Pacific Group entered into an agreement with Motorola, providing for a recapitalization of the Business and certain related transactions, after which affiliates of Texas Pacific Group will own approximately 91% and Motorola will own approximately 9% of the outstanding voting stock of the Business. In addition, as part of these transactions, Texas Pacific Group will receive 1,500 shares and Motorola will receive 590 shares of mandatorily redeemable preferred stock of ON Semiconductor (“ON Semiconductor Preferred Stock”) and Motorola will receive $91 million of junior subordinated notes of SCI LLC (the “Junior Subordinated Notes”). Cash payments to Motorola will be financed through equity investments by affiliates of Texas Pacific Group, borrowings under senior secured bank loan facilities and the issuance of senior subordinated notes due 2009.

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

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

ON Semiconductor Corporation

      Our audit of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in this Annual Report on Form 10-K/A of ON Semiconductor Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 17, 2000

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

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