Form 10-Q/A
period 2000-04-01
ON SEMICONDUCTOR CORP
filed 2000-08-15
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)
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

INDEX

		Page

Part I
Financial Information

Item 1	Financial Statements	2

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Part II
Other Information

Item 1	Legal Proceedings	18

Item 2	Changes in Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	19

Item 6	Exhibits and Reports on Form 8-K	19

Signatures		20

Exhibits

Exhibit 27: Financial Data Schedule		21

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Background and Basis of Presentation

      The accompanying consolidated financial statements as of and for the quarter ended April 1, 2000 include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control as well as an investment in a 50%-owned joint venture are accounted for on the equity method.

      The accompanying financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 1999 and for the period from August 4, 1999 through December 31, 1999 and the combined financial statements of the Semiconductor Components Group (“SCG”) of Motorola, Inc. (“Motorola”) for the period from January 1, 1999 through August 3, 1999 included in our Form 10-K/A as filed with the Securities and Exchange Commission on August 14, 2000.

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

Note 4:  Long-Term Debt

      The Company and SCI LLC, its primary domestic operating subsidiary (collectively, the “Issuers”), issued $400.0 million senior subordinated notes due 2009. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries are holding companies whose net assets consist primarily of investments in the Company’s foreign joint ventures in China, Malaysia and the Czech Republic as well as nominal equity interests in certain of the Company’s foreign subsidiaries. The foreign joint ventures and the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of and for the quarter ended April 1, 2000 is as follows (in millions):

	Issuers
				Non-
	ON Semiconductor		Guarantor	Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Receivables	$—	$108.5	$—	$153.1	$2.2	$263.8

Inventories	—	107.6	—	141.8	(43.9)	205.5

Other current assets	—	95.9	—	107.6	—	203.5

Total current assets	—	312.0	—	402.5	(41.7)	672.8

Property, plant and equipment, net	—	152.5	—	390.5	—	543.0

Deferred income taxes	—	289.4	—	(5.1)	2.1	286.4

Investments and other assets	413.0	235.0	55.2	10.8	(585.3)	128.7

Total assets	$413.0	$988.9	$55.2	$798.7	$(624.9)	$1,630.9

Accounts payable	—	$78.3	$0.7	$53.9	$(5.0)	$127.9

Accrued expenses	—	115.0	—	71.4	(2.1)	184.3

Total current liabilities	—	193.3	0.7	125.3	(7.1)	312.2

Long-term debt(1)	400.0	1,297.0	—	0.6	(400.0)	1,297.6

Other long-term liabilities	—	3.6	—	9.7	—	13.3

Intercompany(1)	15.9	(863.5)	—	459.9	387.7	—

Total liabilities	415.9	630.4	0.7	595.5	(19.4)	1,623.1

Minority interests	—	—	—	—	10.7	10.7

Redeemable preferred stock	226.2	—	—	—	—	226.2

Stockholders’ equity (deficit)	(229.1)	358.5	54.5	203.2	(616.2)	(229.1)

Liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$413.0	$988.9	$55.2	$798.7	$(624.9)	$1,630.9

Revenues	$—	$576.3	$—	$292.5	$(382.0)	$486.8

Cost of sales	—	484.7	—	220.7	(382.0)	323.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers
				Non-
	ON Semiconductor		Guarantor	Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Gross profit	—	91.6	—	71.8	—	163.4

General and administrative	—	30.9	—	20.1	—	51.0

Other operating expenses	—	25.5	—	10.1	—	35.6

Total operating expenses	—	56.4	—	30.2	—	86.6

Operating income	—	35.2	—	41.6	—	76.8

Interest expense	—	(24.2)	—	(10.5)	—	(34.7)

Equity earnings	25.5	20.6	0.5	0.2	(47.0)	(0.2)

Income before taxes and minority interests	25.5	31.6	0.5	31.3	(47.0)	41.9

Provision for income taxes	—	(12.1)	—	(9.2)	5.6	(15.7)

Minority interests	—	—	—	—	(0.7)	(0.7)

Net income	$25.5	$19.5	$0.5	$22.1	$(42.1)	$25.5

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both ON Semiconductor Corporation and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The accompanying unaudited combined financial statement of the Business has been prepared in accordance with generally accepted accounting principles for interim financial information and on the basis of presentation as described in Note 1 of the audited combined financial statements included in the Form 10-K/A of ON Semiconductor Corporation and Subsidiaries filed with the SEC on August 14, 2000. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of SCG, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

      This unaudited interim combined financial statement should be read in conjunction with the combined financial statements and footnotes previously filed in the Form 10-K/A of ON Semiconductor Corporation and Subsidiaries filed with the SEC on August 14, 2000.

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

      You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto for the year ended December 31, 1999 included in our Form 10-K/A filed with the SEC on August 14, 2000. Our historical combined financial statements present the combined revenues less direct and allocated expenses before taxes of the business of Motorola’s Semiconductor Components Group prior to our August 4, 1999 recapitalization and are not intended to be a complete presentation of the results of operations or cash flows of the Company. The results of operations before taxes are not necessarily indicative of the results of operations before taxes that would have been recorded by us on a stand-alone basis. Our historical post-recapitalization consolidated financial statements present the consolidated financial position and results of operations of the Company on a stand-alone basis. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this amended Form 10-Q.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      Prior to the Company’s IPO, the matters set forth below were submitted during the period covered by this amended Form 10-Q for a vote of the stockholders of the Company. Each such matter was approved, receiving 100% of the votes cast and approximately 91.5% of the votes of the outstanding shares.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION

(Registrant)

/s/ DARIO SACOMANI

By: Dario Sacomani

Senior Vice President, Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer of the registrant)

Date: August 15, 2000

EXHIBIT INDEX

Exhibit
No.	Description

27	Financial Data Schedule