Form 10-Q
period 2000-07-01
ON SEMICONDUCTOR CORP
filed 2000-08-15
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

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

Yes [X] No [ ]

      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 10, 2000:

Class	Number of Shares

Common Stock; $.01 par value	171,672,709

Index

Page

Part I
Financial Information

Item 1 Financial Statements	2

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 Quantitative and Qualitative Disclosures About Market Risk	22
Part II
Other Information

Item 1 Legal Proceedings	23

Item 2 Changes in Securities and Use of Proceeds	23

Item 3 Defaults Upon Senior Securities	23

Item 4 Submission of Matters to a Vote of Security Holders	23

Item 5 Other Information	23

Item 6 Exhibits and Reports on Form 8-K	23

Signatures	24

Exhibit 27: Financial Data Schedule

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	July 1,	December 31,
	2000	1999

	(unaudited)

Assets

Cash and cash equivalents	$124.4	$126.8

Receivables, net (including $26.2 and $24.7 due from Motorola)	300.0	249.7

Inventories	223.4	206.2

Other current assets (including $7.6 in 2000 due from Motorola)	34.9	26.0

Deferred income taxes	35.1	28.4

Total current assets	717.8	637.1

Property, plant and equipment, net	604.8	569.7

Deferred income taxes	299.0	289.0

Investments in joint ventures	43.2	40.4

Goodwill and other intangibles, net	144.5	—

Other assets	82.0	80.6

Total assets	$1,891.3	$1,616.8

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Accounts payable (including $8.7 and $13.8 payable to Motorola)	$153.7	$122.5

Accrued expenses (including $11.1 and $8.2 payable to Motorola)	161.6	142.8

Income taxes payable	17.6	31.9

Accrued interest	18.8	30.1

Total current liabilities	351.7	327.3

Long-term debt (including $99.5 and $94.8 payable to Motorola)	1,228.8	1,295.3

Other long-term liabilities	14.7	12.2

Total liabilities	1,595.2	1,634.8

Commitments and contingencies	—	—

Minority interests in consolidated subsidiaries	11.2	10.1

Redeemable preferred stock ($0.01 par value, 100,000 shares authorized, 0 and 2,090 shares issued and outstanding; 12% annual dividend rate; liquidation value — $209.0 plus $10.6 in accrued dividends in 1999)	—	219.6

Common stock ($0.01 par value, 300,000,000 shares authorized, 171,656,134 and 136,666,666 shares issued and outstanding)	1.7	1.4

Additional paid-in capital	722.1	204.2

Accumulated other comprehensive income	2.4	2.7

Accumulated deficit	(441.3)	(456.0)

Total stockholders’ equity (deficit)	284.9	(247.7)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,891.3	$1,616.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Quarter Ended	Six Months Ended
	July 1,	July 1,
	2000	2000

	(unaudited)	(unaudited)

Revenues:

Net product revenues (including $34.9 and $72.1 from Motorola)	$531.0	$982.5

Foundry revenues from Motorola	19.5	54.8

Total revenues	550.5	1,037.3

Cost of sales	357.7	681.1

Gross profit	192.8	356.2

Operating expenses:

Research and development	17.1	28.3

Selling and marketing	26.2	45.8

General and administrative	59.6	110.6

Amortization of goodwill and other intangibles	5.5	5.5

Write-off of acquired in-process research and development	26.9	26.9

Restructuring charges	—	4.8

Total operating expenses	135.3	221.9

Operating income	57.5	134.3

Other income (expenses), net:

Interest expense	(33.8)	(68.5)

Equity in earnings of joint ventures	2.4	2.2

Other income (expenses), net	(31.4)	(66.3)

Income before income taxes, minority interests and extraordinary loss	26.1	68.0

Provision for income taxes	(10.1)	(25.8)

Minority interests	(0.5)	(1.2)

Net income before extraordinary loss	15.5	41.0

Extraordinary loss on debt prepayment (net of income taxes of $11.7)	(17.5)	(17.5)

Net income (loss)	(2.0)	23.5

Less: Redeemable preferred stock dividends	(2.2)	(8.8)

Net income (loss) available for common stock	$(4.2)	$14.7

Comprehensive income (loss):

Net income (loss)	$(2.0)	$23.5

Foreign currency translation adjustments	—	(0.3)

Comprehensive income (loss)	$(2.0)	$23.2

Earnings (loss) per common share:

Basic:

Net income before extraordinary loss	$0.08	$0.22

Extraordinary loss on debt prepayment	(0.11)	(0.12)

Net income (loss)	$(0.03)	$0.10

Diluted:

Net income before extraordinary loss	$0.08	$0.21

Extraordinary loss on debt prepayment	(0.11)	(0.11)

Net income (loss)	$(0.03)	$0.10

Weighted average common shares outstanding:

Basic	160.0	148.3

Diluted	165.9	154.1

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

Six Months Ended
July 1,
2000

(unaudited)

Cash flows from operating activities:

Net income	$23.5

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	75.9

Write-off of acquired in-process research and development	26.9

Extraordinary loss	29.2

Amortization of debt issuance costs	3.1

Provision for doubtful accounts	0.6

Non-cash foreign exchange gains	(0.7)

Net gain on disposals of property, plant and equipment	(1.6)

Non-cash interest on junior subordinated note payable to Motorola	4.6

Minority interests in earnings of consolidated subsidiaries	1.2

Undistributed earnings of unconsolidated joint ventures	(2.2)

Tax benefits of stock options exercised	2.6

Deferred income taxes	(16.7)

Changes in assets and liabilities:

Receivables	(27.1)

Inventories	1.7

Other assets	(12.1)

Accounts payable	25.4

Accrued expenses	10.5

Income taxes payable	(14.4)

Accrued interest	(11.3)

Other long-term liabilities	2.5

Net cash provided by operating activities	121.6

Cash flows from investing activities:

Purchases of property, plant and equipment	(70.8)

Investment in business, net of cash acquired	(253.2)

Investments in unconsolidated companies and joint ventures	(2.5)

Loans to unconsolidated joint venture	(11.0)

Proceeds from sales of property, plant and equipment	17.7

Net cash used in investing activities	(319.8)

Cash flows from financing activities:

Proceeds from initial public offering, net of offering expenses	514.8

Borrowings from senior credit facilities	200.0

Payment of debt issuance costs	(3.2)

Repayment of senior credit facilities, including prepayment penalty	(131.5)

Repayment of senior subordinated notes, including prepayment penalty	(156.8)

Redemption of preferred stock, including accrued dividends	(228.4)

Proceeds from exercise of stock options	0.8

Net cash provided by financing activities	195.7

Effect of exchange rate changes on cash and cash equivalents	0.1

Net decrease in cash and cash equivalents	(2.4)

Cash and cash equivalents, beginning of period	126.8

Cash and cash equivalents, end of period	$124.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Background and Basis of Presentation

      The accompanying consolidated financial statements as of and for the quarter and six months ended July 1, 2000 include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control as well as an investment in a 50%-owned joint venture are accounted for on the equity method.

      The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 1999 and for the period from August 4, 1999 through December 31, 1999 and the combined financial statements of the Semiconductor Components Group (“SCG”) of Motorola, Inc. (“Motorola”) for the period from January 1, 1999 through August 3, 1999 included in our Form 10-K/A as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2000.

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      On August 4, 1999, the Company was recapitalized and certain related transactions were effected (the “Recapitalization”) pursuant to an agreement among ON Semiconductor Corporation, its subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group. As a result of the Recapitalization, an affiliate of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of the outstanding common stock of the Company. In addition, as part of these transactions, Texas Pacific Group received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by SCI LLC. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of Texas Pacific Group totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because Texas Pacific Group’s affiliate did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

      On May 3, 2000, the Company completed the initial public offering (“IPO”) of its common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities. In connection with this debt prepayment, the Company incurred an extraordinary loss of $29.2 million ($17.5 million, or $0.11 per share, net of income taxes) — see Note 7.

Note 2:  Acquisition

      On April 3, 2000, the Company acquired all of the outstanding capital stock of Cherry Semiconductor Corporation (“Cherry”) for approximately $250 million in cash, which was financed with cash on hand and borrowings of $220 million under the Company’s senior bank facilities. Cherry, which was renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

signal integrated circuits for the power management and automotive markets, and had revenues for its fiscal year ended February 29, 2000 of $129.1 million.

      The Cherry acquisition was accounted for using the purchase method of accounting and as a result, the purchase price plus related costs was allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows (in millions):

Fair value of tangible net assets	$76.4

Developed technology	59.3

In-process research and development	26.9

Assembled work force	10.0

Excess of purchase price over net assets acquired (goodwill)	80.6

$253.2

      Developed technology and assembled workforce are being amortized on a straight-line basis over estimated useful lives of five years while goodwill is being amortized over an estimated life of ten years.

      The fair value of the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made in using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of the acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a standalone basis. Operating margins were based on cost of goods sold and selling, general, and administrative expenses as a percentage of revenues. All projected revenue and cost information was based on historical results and trends and do not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from the acquired in-process research and development was 20 percent which was derived from a weighted average cost of capital analysis adjusted upward to reflect additional risks inherent in the development life cycle.

      At the date of acquisition, the in-process research and development had not yet reached technological feasibility and no alternative future uses had been identified. Accordingly, these costs were expensed as of the acquisition date. The expected release dates for the products incorporating the acquired technology vary, but the Company expects that such products will be completed and begin to generate cash flows in 2001. The ultimate development of these technologies remains a significant risk due to the remaining efforts required to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of design and development, engineering and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

      The forecasts used in valuing the acquired in-process research and development were based upon assumptions the Company believes are reasonable; however, such assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. There can be no assurance that the underlying assumptions used to estimate expected project sales or profits, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

      Cherry’s results of operations have been included in the Company’s consolidated results from the date of acquisition. The following pro forma disclosures present the Company’s results of operations for the six

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended July 1, 2000 as if the Company had acquired Cherry as of January 1, 2000 (in millions, except per share data):

Total revenues	$1,073.7

Net income before extraordinary loss	$38.0

Net income	$20.5

Diluted earnings per share before extraordinary loss	$0.19

Diluted earnings per share	$0.08

      These amounts include the results of Cherry for the first quarter of 2000 and are adjusted to reflect interest and amortization charges that would have occurred had the purchase taken place on January 1, 2000. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from any cost savings which might be achieved from combined operations. The pro forma results are not indicative of the actual results that would have occurred had the acquisition been consummated as of January 1, 2000.

Note 3:  Inventories

      Inventories consist of the following (in millions):

	July 1,	December 31,
	2000	1999

Raw materials	$19.0	$25.6

Work in process	107.1	103.8

Finished goods	97.3	76.8

	$223.4	$206.2

Note 4:  Restructuring Charges

      In March 2000, the Company recorded a $4.8 million charge ($3.0 million, or $0.02 per share, after income taxes), to cover costs associated with a restructuring program at its manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets.

      In addition to the charge related to the March 2000 restructuring, the Company’s restructuring reserves include charges from prior restructurings which have not yet been paid. A summary of activity in the Company’s restructuring reserves for the six months ended July 1, 2000 is as follows (in millions):

Balance, December 31, 1999	$9.5

Plus: March 2000 employee separation charge	3.2

Less: Payments charged against the reserve	(6.7)

Balance, July 1, 2000	$6.0

Note 5:  Long-Term Debt

      In connection with the Recapitalization, the Company and SCI LLC, its primary domestic operating subsidiary (collectively, the “Issuers”), issued $400.0 million senior subordinated notes due 2009. As of July 1, 2000, $260.0 million of the senior subordinated notes were outstanding. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s foreign joint

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ventures in China, Malaysia and the Czech Republic and nominal equity interests in certain of the Company’s foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The foreign joint ventures and the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of and for the six months ended July 1, 2000 are as follows (in millions):

	Issuers

	ON			Non-
	Semiconductor		Guarantor	Guarantor
	Corporation	SCI, LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Receivables	$—	$97.2	$23.0	$179.8	$—	$300.0

Inventories	—	105.1	20.6	132.4	(34.7)	223.4

Other current assets	—	81.0	0.4	113.1	(0.1)	194.4

Total current assets	—	283.3	44.0	425.3	(34.8)	717.8

Property, plant and equipment, net	—	155.1	54.8	394.9	—	604.8

Deferred income taxes	—	288.5	11.8	(1.3)	—	299.0

Investments and other assets	411.8	251.3	203.3	3.7	(600.4)	269.7

Total assets	$411.8	$978.2	$313.9	$822.6	$(635.2)	$1,891.3

Accounts payable	$—	$81.9	$8.0	$63.8	$—	$153.7

Accrued expenses	(2.6)	107.4	7.2	82.9	3.1	198.0

Total current liabilities	(2.6)	189.3	15.2	146.7	3.1	351.7

Long-term debt(1)	260.0	1,228.8	—	—	(260.0)	1,228.8

Other long-term liabilities		4.7	—	10.0	—	14.7

Intercompany(1)	(130.5)	(798.4)	185.4	447.6	295.9	—

Total liabilities	126.9	624.4	200.6	604.3	39.0	1,595.2

Minority interests	—	—	—	—	11.2	11.2

Stockholders’ equity (deficit)	284.9	353.8	113.3	218.3	(685.4)	284.9

Liabilities, minority interests, and stockholders’ equity (deficit)	$411.8	$978.2	$313.9	$822.6	$(635.2)	$1,891.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON			Non-
	Semiconductor		Guarantor	Guarantor
	Corporation	SCI, LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$1,151.0	$39.6	$603.0	$(756.3)	$1,037.3

Cost of sales	—	939.8	26.8	470.8	(756.3)	681.1

Gross profit	—	211.2	12.8	132.2	—	356.2

General and administrative	—	72.3	1.1	37.2	—	110.6

Other operating expenses	—	57.0	37.3	17.0	—	111.3

Total operating expenses	—	129.3	38.4	54.2	—	221.9

Operating income	—	81.9	(25.6)	78.0	—	134.3

Interest expense	—	(42.9)	(4.7)	(20.9)	—	(68.5)

Equity earnings	23.5	15.8	3.6	0.2	(40.9)	2.2

Income before taxes, minority interests and extraordinary item	23.5	54.8	(26.7)	57.3	(40.9)	68.0

Provision for income taxes	—	(22.5)	12.1	(20.6)	5.2	(25.8)

Minority interests	—	—	—	—	(1.2)	(1.2)

Extraordinary loss	—	(17.5)	—	—	—	(17.5)

Net income	$23.5	$14.8	$(14.6)	$36.7	$(36.9)	$23.5

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both ON Semiconductor Corporation and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

Note 6:  Earnings per Common Share

      Basic earnings per common share before extraordinary loss are computed by dividing net income before extraordinary loss less dividends accrued on the Company’s redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per common share before extraordinary loss incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations (in millions, except per share amounts):

		Weighted
		Avg.	Per Share
	Income	Shares	Amount

Quarter ended July 1, 2000:

Basic net income per share before extraordinary loss	$13.3	160.0	$0.08

Effect of dilutive securities:

Stock options	—	5.9	—

Diluted net income per share before extraordinary loss	$13.3	165.9	$0.08

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Avg.	Per Share
	Income	Shares	Amount

Six months ended July 1, 2000:

Basic net income per share before extraordinary loss	$32.2	148.3	$0.22

Effect of dilutive securities:

Stock options	—	5.8	(0.01)

Diluted net income per share before extraordinary loss	$32.2	154.1	$0.21

Note 7:  Extraordinary Loss

      As described in Note 1, the Company utilized a portion of the net proceeds from its IPO to redeem a portion of its senior subordinated notes and prepay a portion of the loans outstanding under its senior bank facilities. In connection therewith, the Company incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11 per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statements of operations for the quarter and six months ended July 1, 2000.

Note 8:  Commitments and Contingencies

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 9:  Related Party Transactions

      Related party activity between the Company and Motorola is as follows (in millions):

	Quarter	Six Months
	Ended	Ended
	July 1,	July 1,
	2000	2000

Purchases of manufacturing services from Motorola	$39.9	$80.4

Cost of other services, rent and equipment purchased from Motorola	$23.1	$46.7

Note 10:  Recent Accounting Pronouncements

  SFAS 133

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes standards for the accounting and reporting of derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments based on changes in fair value. The Company is currently evaluating the impact of adopting SFAS 133 but does not expect it to be material. As issued, SFAS 133 was effective for the first quarter of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — An Amendment of FASB Statement No. 133,” which deferred the effective date of SFAS No. 133 so that it is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  SAB 101

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC and, as amended, will be effective for the Company in the fourth quarter of 2000. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations.

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

COMBINED STATEMENT OF REVENUES LESS DIRECT AND

ALLOCATED EXPENSES BEFORE TAXES
(Unaudited, in millions)

	Quarter	Six Months
	Ended	Ended
	July 3,	July 3,
	1999	1999

Revenues:

Net sales — trade	$401.2	$774.5

Direct and allocated costs and expenses:

Cost of sales	274.4	542.6

Research and development	15.4	29.4

Selling and marketing	16.0	33.9

General and administrative	40.1	76.9

Operating costs and expenses	345.9	682.8

	55.3	91.7

Other income (expenses):

Interest expense	(3.7)	(7.7)

Equity in earnings from joint ventures	0.7	2.1

Minority interest in earnings of consolidated entities	(0.4)	(1.0)

Other expenses, net	(3.4)	(6.6)

Revenues less direct and allocated expenses before taxes	$51.9	$85.1

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

      The accompanying unaudited combined financial statements of the Business have been prepared in accordance with generally accepted accounting principles for interim financial information and on the basis of presentation as described in Note 1 of the audited combined financial statements included in the Form 10-K/A of ON Semiconductor Corporation and Subsidiaries filed with the SEC on August 14, 2000 and should be read in conjunction with those combined financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of SCG, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Note 2:  Related Party Transactions

      SCG manufactures products for other sectors of Motorola. Sales of these products are treated as external sales and are reflected in the accompanying unaudited interim combined statement of revenues less direct and allocated expenses before taxes with the related cost of sales. These sales totaled $35.2 million and $66.0 million for the quarter and six months ended July 3, 1999, respectively.

      SCG also manufactures products, at cost, for other SPS divisions and these other divisions also manufacture products for SCG. The gross amounts charged to/from SCG for these products are summarized as follows (in millions):

	Quarter	Six Months
	Ended	Ended
	July 3,	July 3,
	1999	1999

Manufacturing services performed by SPS divisions on behalf of SCG	$62.2	$127.2

Manufacturing services performed by SCG and transferred at actual production costs to other SPS divisions	$39.7	$79.6

      Total amounts allocated to SCG by Motorola for research and development, selling and marketing, and general and administrative expenses were as follows (in millions):

	Quarter	Six Months
	Ended	Ended
	July 3,	July 3,
	1999	1999

Research and development	$5.8	$11.7

Selling and marketing	$0.8	$1.8

General and administrative	$20.9	$41.8

Note 3:  Supplemental Disclosure of Cash Flow Information

      Motorola’s cash management system is not designed to track centralized cash and related financing transactions to the specific cash requirements of the Business. In addition, SPS’s transaction systems are not designed to track receivables and certain liabilities and cash receipts and payments on a business specific basis.

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Given these constraints, the following data is presented to facilitate analysis of key components of cash flow activity (in millions):

	Quarter	Six Months
	Ended	Ended
	July 3,	July 3,
	1999	1999

Operating activities:

Revenues less direct and allocated expenses before taxes	$51.9	$85.1

Depreciation	36.0	70.9

Change in inventories	(8.4)	(4.8)

Change in other current assets	(2.2)	(1.8)

Change in other assets	(8.0)	(11.9)

Change in accounts payable and accrued expenses	(0.8)	(22.3)

Change in non-current liabilities	0.2	0.9

Cash flow from operating activities, excluding Motorola financing and taxes	68.7	116.1

Investing activities:

Capital expenditures, net of transfers	(20.0)	(37.1)

Net financing provided to Motorola*	$48.7	$79.0

*	The difference between cash flow from operating activities and investing activities does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand-alone basis.

Note 4:  Interest expense

      Motorola had net interest expense on a consolidated basis for all periods presented. This amount has been allocated to SPS and in turn to SCG in the amount of $3.2 million and $6.5 million for the quarter and six months ended July 3, 1999, respectively, primarily on the basis of net assets. Management believes this allocation is reasonable, but it is not necessarily indicative of the cost that would have been incurred if the Business had been operated on a stand-alone basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto for the year ended December 31, 1999 included in our Form 10-K/ A filed with the SEC on August 14, 2000. Our historical pre-recapitalization combined financial statements present the combined revenues less direct and allocated expenses before taxes of the business of Motorola’s Semiconductor Components Group prior to our August 4, 1999 recapitalization and are not intended to be a complete presentation of the results of operations or cash flows of the Company. The results of operations before taxes are not necessarily indicative of the results of operations before taxes that would have been recorded by us on a stand-alone basis. Our historical post-recapitalization consolidated financial statements present the consolidated financial position and results of operations of the Company on a stand-alone basis. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this Form 10-Q.

      We are one of the largest independent suppliers of semiconductor components in the world. Our total addressable market consists of standard analog, discrete and standard logic semiconductors. The principal end-user markets for our products are networking and computing, wireless communications, consumer electronics, automotive electronics and industrial. Our products are used in such high-growth applications as routers and other networking equipment, cable and other high-speed modems, cellular telephones and other portable electronic devices, digital set-up boxes, DVD players, GPS and other navigation tools and industrial automation and control systems.

      In April 2000, the Company acquired all of the outstanding capital stock of Cherry Semiconductor Corporation (“Cherry”) for approximately $250 million in cash, which was financed with cash on hand and borrowings of $220 million under the Company’s senior bank facilities. Cherry, which was renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets, and had revenues for its fiscal year ended February 29, 2000 of $129.1 million.

      The Cherry acquisition was accounted for using the purchase method of accounting and as a result, the purchase price plus related costs was allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows (in millions):

Fair value of tangible net assets	$76.4

Developed technology	59.3

In-process research and development	26.9

Assembled work force	10.0

Excess of purchase price over net assets acquired (goodwill)	80.6

$253.2

      Developed technology and assembled workforce are being amortized on a straight-line basis over estimated useful lives of five years while goodwill is being amortized over an estimated life of ten years.

      The fair value of the acquired in-process research and development was determined by using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of the acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a standalone basis. Operating margins were based on cost of goods sold and selling, general, and administrative expenses based on a percentage of revenues. All projected revenue and cost information was based on historical results and trends and do not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from acquired in-process research and development was 20 percent, which was derived from a weighted average cost of capital analysis adjusted upward to reflect additional risks inherent in the development life cycle.

      At the date of acquisition, the acquired in-process research and development had not yet reached technological feasibility and no alternative future uses had been identified. Accordingly, these costs were expensed as of the acquisition date. The expected release dates for the products incorporating the acquired technology vary, but we expect that such products will be completed and begin to generate cash flows in 2001. The ultimate development of these technologies remains a significant risk to us due to the remaining efforts required to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consist principally of design and development, engineering and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

      The forecasts used in valuing the acquired in-process research and development were based upon assumptions the Company believes are reasonable; however, such assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. There can be no assurance that the underlying assumptions used to estimate expected project sales or profits, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

      In May 2000, we completed our initial public offering (“IPO”) of common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities. In connection with this debt prepayment, we incurred an extraordinary loss of $29.2 million ($17.5 million, or $0.11 per share, net of income taxes) related to prepayment penalties and redemption premiums as well as the write-off of capitalized debt issuance costs.

Results of Operations

      Earnings (loss) per common share. Our net loss was $0.03 per share on a diluted basis for the quarter ended July 1, 2000, primarily as a result of the write-off of acquired in-process research and development and the extraordinary loss on debt prepayment. For the six months ended July 1, 2000, our net income was $0.10 per share on a diluted basis. Excluding these items as well as amortization of goodwill and other intangibles resulting from the Cherry acquisition and the first quarter restructuring charge relating to the Guadalajara, Mexico manufacturing facility, all on an after-tax basis, our net income per common share was $0.20 and $0.35 on a diluted basis for the quarter and six months ended July 1, 2000, respectively, as follows (in millions, except per share data):

	Quarter Ended	Six Months Ended
	July 1,	July 1,
	2000	2000

Net income (loss)	$(2.0)	$23.5

Less: Redeemable preferred stock dividends	(2.2)	(8.8)

Net income (loss) available for common stock	(4.2)	14.7

Plus:

Write-off of acquired in-process research and development	16.1	16.1

Extraordinary loss	17.5	17.5

Amortization of goodwill and other intangibles	3.3	3.3

Guadalajara restructuring charge	—	3.0

Adjusted net income available for common stock	$32.7	$54.6

Weighted average common shares outstanding — diluted	165.9	154.1

Adjusted net income per share	$0.20	$0.35

Quarter Ended July 1, 2000 Compared To Quarter Ended July 3, 1999

      Total revenues. Total revenues increased $149.3 million, or 37.2%, from $401.2 million in the second quarter of 1999 to $550.5 million in the second quarter of 2000, due to an increase in net product revenues and the inclusion of foundry revenues as a component of total revenues after our recapitalization.

Net product revenues. Net product revenues increased $129.8 million, or 32.4%, from $401.2 million in the second quarter of 1999 to $531.0 million in the second quarter of 2000.

Net revenues for standard analog products, which accounted for 28.2% of net product revenues in the second quarter of 2000, increased 90.1% compared to the second quarter of 1999 as a result of the Cherry acquisition and increased demand in the power management market and our focus on expanding the sales of this product line. Net revenues for logic products, which accounted for 24.7% of net product revenues in the second quarter of 2000, increased 34.9% compared to the second quarter of 1999 due to a strong increase in demand for emitter-coupled logic (“ECL”) products and, to a lesser extent, an increase in demand for standard logic products. Net revenues for discrete products, which accounted for 46.8% of net product revenues in the second quarter of 2000, increased 10.9% compared to the second quarter of 1999 mainly fueled by increased demand in micropackaged products within the small signal and rectifier product families. Other product families, including zeners, thyristors, and TMOS, also experienced revenue growth due to increases in demand.

Approximately 47%, 32% and 21% of our net product revenues in the second quarter of 2000 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, which is consistent with the net product revenues generated by region in the second quarter of 1999.

Foundry revenues. Foundry revenues in the second quarter of 2000 were $19.5 million. Prior to our recapitalization, Motorola recorded foundry revenues as an offset to cost of sales at cost. Foundry revenues recorded as an offset to cost of sales totaled $39.7 million for the second quarter of 1999. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will decline substantially in the future as the separation with Motorola progresses.

      Cost of sales. Cost of sales increased $83.3 million, or 30.4%, from $274.4 million in the second quarter of 1999 to $357.7 million in the second quarter of 2000, primarily as a result of increased sales volume, and the inclusion of cost of foundry sales as a component of cost of sales after our recapitalization.

      Gross profit. Gross profit (computed as total revenues less cost of sales) increased $66.0 million, or 52.1%, from $126.8 million in the second quarter of 1999 to $192.8 million in the second quarter of 2000. As a percentage of total revenues, gross margin improved from 31.6% in the second quarter of 1999 to 35.0% in the second quarter of 2000. The improvement in gross profit resulted mainly from reductions in costs from our restructuring programs, increased sales volume and a shift in product mix toward higher margin products, including ECL and analog families.

  Operating expenses

Research and development. Research and development costs increased $1.7 million, or 11.0%, from $15.4 million in the second quarter of 1999 to $17.1 million in the second quarter of 2000, primarily as a result of the Cherry acquisition and increased investments in research and development, offset by the elimination of corporate allocations from Motorola incurred in 1999. As a percentage of net product revenues, research and development costs decreased from 3.8% in the second quarter of 1999 to 3.2% in the second quarter of 2000. We expect research and development expenditures to increase in the future as we focus on the continued development of new products across all product lines, with particular emphasis on ECL, mixed signal, and analog products. Our long-term target for research and development costs is 5-6% of revenues.

Selling and marketing. Selling and marketing expenses increased by $10.2 million, or 63.8%, from $16.0 million in the second quarter of 1999 to $26.2 million in the second quarter of 2000. The increase in selling and marketing expenses was attributable to the Cherry acquisition and increased branding and marketing costs associated with establishing the ON Semiconductor™ trade name. As a percentage of net product revenues, these costs increased from 4.0% in the second quarter of 1999 to 4.9% in the second quarter of 2000.

General and administrative. General and administrative expenses increased by $19.5 million, or 48.6% from $40.1 million in the second quarter of 1999 to $59.6 million in the second quarter of 2000, as a result of the Cherry acquisition, costs incurred to establish corporate functions and other costs resulting from our separation from Motorola as well as higher performance bonuses in the second quarter of 2000. As a percentage of net product revenues, these costs increased from 10.0% in the second quarter of 1999 to 11.2% in the second quarter of 2000.

Write-off of acquired in-process research and development. In the second quarter of 2000, we incurred a $26.9 million charge for the write-off of acquired in-process research and development resulting from the Cherry acquisition. No such charges were incurred in the second quarter of 1999.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles increased from zero in the second quarter of 1999 to $5.5 million in the second quarter of 2000. This increase was due to the intangible assets that were acquired from Cherry, including amounts related to developed technology, assembled workforce and goodwill.

      Operating income. Operating income increased $2.2 million, or 4.0%, from $55.3 million in the second quarter of 1999 to $57.5 million in the second quarter of 2000. This increase was due to increased net product revenues, an improved product mix towards higher-margin products and cost reductions from our prior period restructuring programs, offset by charges associated with the write-off of in-process research and development and the amortization of goodwill and other intangibles. Cost reductions resulting from our prior period restructuring programs related to the consolidation of manufacturing operations and the relocation or outsourcing of related operations to take advantage of lower-cost labor markets. We have established a cost reduction goal of approximately $100 million, with the primary focus to continue to move capacity to lower-cost labor markets.

      Interest expense. Interest expense increased $30.1 million, from $3.7 million in the second quarter of 1999 to $33.8 million in the second quarter of 2000, due to borrowings under our senior bank facilities and the issuance of our senior subordinated notes and our junior subordinated note in order to finance our recapitalization. Interest expense for the second quarter of 1999 was an allocation we received from Motorola.

      Equity in earnings of joint ventures. Equity in earnings from joint ventures increased $1.7 million from $0.7 million in the second quarter of 1999 to $2.4 million in the second quarter of 2000, due primarily to improved capacity utilization and manufacturing efficiencies in our Chinese and Malaysian joint ventures.

      Minority interests. Minority interests represent the portion of net income of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests increased from $0.4 million in the second quarter of 1999 to $0.5 million in the second quarter of 2000.

      Provision for income taxes. Provision for income taxes was $10.1 million in the second quarter of 2000. No provision for taxes was made for periods prior to our recapitalization.

Six Months Ended July 1, 2000 Compared To Six Months Ended July 3, 1999

      Total revenues. Total revenues increased $262.8 million, or 33.9%, from $774.5 million in the first six months of 1999 to $1,037.3 million in the first six months of 2000, due to an increase in net product revenues and the inclusion of foundry revenues as a component of total revenues after our recapitalization.

Net product revenues. Net product revenues increased $208.0 million, or 26.9%, from $774.5 million in the first six months of 1999 to $982.5 million in the first six months of 2000.

Net revenues for standard analog products, which accounted for 26.0% of net product revenues in the first six months of 2000, increased 63.5% compared to the first six months of 1999 as a result of the

Cherry acquisition and increased demand in the power management market and our focus on expanding the sales of this product line. Net revenues for logic products, which accounted for 25.0% of net product revenues in the first six months of 2000, increased 36.3% compared to the first six months of 1999 due to increased demand for ECL products, which was partially offset by reduced emphasis on older standard logic product families and the discontinuation of a related product line. Net revenues for discrete products, which accounted for 48.8% of net product revenues in the first six months of 2000, increased 9.8% compared to the first six months of 1999 fueled by increased demand in most of our product families.

Approximately 46%, 32% and 22% of our net product revenues in the first six months of 2000 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, which is consistent with the net product revenues generated by region in the first six months of 1999.

Foundry revenues. Foundry revenues in the first six months of 2000 were $54.8 million. Prior to our recapitalization, Motorola recorded foundry revenues as an offset to cost of sales at cost. Foundry revenues recorded as an offset to cost of sales totaled $79.6 million for the first six months of 1999. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will decline substantially in the future as the separation with Motorola progresses.

      Cost of sales. Cost of sales increased $138.5 million, or 25.5%, from $542.6 million in the first six months of 1999 to $681.1 million in the first six months of 2000, primarily as a result of increased sales volume and the inclusion of cost of foundry sales as a component of cost of sales after our recapitalization.

      Gross profit. Gross profit (computed as total revenues less cost of sales) increased $124.3 million, or 53.6%, from $231.9 million in the first six months of 1999 to $356.2 million in the first six months of 2000. As a percentage of revenues, gross margin improved from 29.9% in the first six months of 1999 to 34.3% in the first six months of 2000. The improvement in gross profit resulted mainly from reductions in costs from our restructuring programs, increased sales volume and a shift in product mix toward higher margin products, including ECL and analog families.

  Operating expenses

Research and development. Research and development costs decreased $1.1 million, or 3.7%, from $29.4 million in the first six months of 1999 to $28.3 million in the first six months of 2000, primarily as a result of the discontinuance of related expense allocations from Motorola following our recapitalization, offset by the Cherry acquisition and increased investments in research and development. As a percentage of net product revenues, research and development costs decreased from 3.8% in the first six months of 1999 to 2.9% in the first six months of 2000. We expect research and development expenditures to increase in the future as we focus on the continued development of new products across all product lines, with particular emphasis on ECL, mixed signal, and analog products. Our long-term target for research and development costs is 5-6% of revenues.

Selling and marketing. Selling and marketing expenses increased by $11.9 million, or 35.1%, from $33.9 million in the first six months of 1999 to $45.8 million in 2000. The increase in selling and marketing expenses was attributable to the Cherry acquisition and increased branding and marketing costs associated with establishing the ON Semiconductor™ trade name. As a percentage of net product revenues, these costs increased from 4.4% in the first six months of 1999 to 4.7% in the first six months of 2000.

General and administrative. General and administrative expenses increased by $33.7 million, or 43.8% from $76.9 million in the first six months of 1999 to $110.6 million in the first six months of 2000, as a result of the Cherry acquisition, costs incurred to establish corporate functions and other costs resulting from our separation from Motorola as well as higher performance bonuses in the first six months of 2000. As a percentage of net product revenues, these costs increased from 9.9% in the first six months of 1999 to 11.3% in the first six months of 2000.

Restructuring charges. In March 2000, we recorded a $4.8 million charge ($3.0 million or $0.02 per share, net of income taxes), to cover costs associated with a restructuring program at our manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for equipment write-downs that were charged directly against the related assets.

In addition to the charge related to the March 2000 restructuring, our restructuring reserves also include charges from prior restructurings which have not yet been paid. A summary of activity in our restructuring reserves during the first six months of 2000 is as follows (in millions):

	Balance			Balance
	as of			as of
	December 31,	Additional	Amounts	July 1,
	1999	Reserves	Used	2000

Consolidation of manufacturing operations	$6.0	$—	$(2.2)	$3.8

Employee separations	3.5	3.2	(4.5)	2.2

Total restructuring	$9.5	$3.2	$(6.7)	$6.0

Write-off of acquired in-process research and development. In the first six months of 2000, we incurred a $26.9 million charge for the write-off of acquired in-process research and development resulting from the Cherry acquisition. No such charges were incurred in the first six months of 1999.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles increased from zero in the first six months of 1999 to $5.5 million in the first six months of 2000. This increase was due to the intangible assets that were acquired from Cherry, including amounts related to developed technology, assembled workforce and goodwill.

      Operating income. Operating income increased by $42.6 million, or 46.5%, from $91.7 million in the first six months of 1999 to $134.3 million in the first six months of 2000. This increase was due to increased net product sales, an improved product mix towards higher-margin products and cost reductions from our restructuring programs, offset by charges associated with the Mexico restructuring, the write-off of in-process research and development and the amortization of goodwill and other intangibles. Cost reductions resulting from our restructuring programs, related to the consolidation of manufacturing operations and the relocation or outsourcing of related operations to take advantage of lower-cost labor markets. We have established a cost reduction goal of approximately $100 million, with the primary focus to continue to move capacity to lower-cost labor markets.

      Interest expense. Interest expense increased $60.8 million, from $7.7 million in the first six months of 1999 to $68.5 million in the first six months of 2000, due to borrowings under our senior bank facilities and the issuance of our senior subordinated notes and our junior subordinated note in order to finance our recapitalization. The $7.7 million interest expense for the first six months of 1999 was an allocation we received from Motorola.

      Equity in earnings of joint ventures. Equity in earnings from joint ventures increased $0.1 million, from $2.1 million in the first six months of 1999 to $2.2 million in the first six months of 2000, due primarily to improved capacity utilization and manufacturing efficiencies in our Chinese and Malaysian joint ventures.

      Minority interests. Minority interests represent the portion of net income of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests increased from $1.0 million in the first six months of 1999 to $1.2 million in the first six months of 2000.

      Provision for income taxes. Provision for income taxes was $25.8 million in the first six months of 2000. No provision for taxes was made for periods prior to our recapitalization.

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

      For the first six months of 2000, net cash provided by operating activities was $121.6 million. Cash generated from operating activities was due primarily to net income of $23.5 million, adjusted for non-cash charges, including depreciation and amortization of $75.9 million and the write-off of acquired in-process research and development costs of $26.9 million and non-operating charges relating to the extraordinary loss on debt prepayment of $29.2 million, and an increase in accounts payable of $25.4 million, offset by an increase in receivables of $27.1 million, an increase in other assets of $12.1 million and an increase in deferred tax assets of $16.7 million.

      Net cash used in investing activities was $319.8 million for the first six months of 2000 due to a net cash outflow of $253.2 million resulting from the Cherry acquisition, capital expenditures of $70.8 million and loans to and investments in unconsolidated entities, offset by proceeds from sales of property, plant and equipment. Capital expenditures in 2000 are budgeted at $150 million and will be used primarily to improve our assembly and test facilities in low-cost regions and for new information technology systems.

      Net cash provided by financing activities was $195.7 million for the first six months of 2000. Cash inflows from financing activities consisted of borrowings from senior credit facilities used to finance the Cherry acquisition, and proceeds from our initial public offering. In May 2000, we completed our initial public offering of our common stock, selling 34.5 million shares of our common stock with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. Cash outflows from financing activities included the redemption of our outstanding preferred stock of $228.4 million (including accrued dividends), the redemption of a portion of our senior subordinated notes of $156.8 million (including prepayment penalties) and the prepayment of a portion of the loans outstanding under our senior bank facilities totaling $131.5 million (including prepayment penalties).

      As of July 1, 2000, we had $869.3 million of indebtedness outstanding under our senior bank facilities and stockholders’ equity of $284.9 million. As of July 1, 2000, $136.4 million of our $150 million revolving facility was available, reflecting outstanding letters of credit of $13.6 million. In addition, the credit agreement relating to our senior bank facilities, the indenture relating to our senior subordinated notes and the terms of our junior subordinated note allow us to incur further additional indebtedness. We are required to begin making principal payments on our senior bank facilities in 2001. Our ability to make payments on and to refinance our indebtedness, including our senior bank facilities, senior subordinated notes and junior subordinated note, and to fund working capital, capital expenditures, research and development efforts and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Further, the credit agreement relating to our senior bank facilities, the indenture relating to our senior subordinated notes and the terms of our junior subordinated note currently do, and other debt instruments we enter into in the future may, impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

      Our primary future cash needs, both in the short term and in the long term, will continue to be for capital expenditures, debt service, working capital and potential business acquisitions. We believe that cash flows from operations will be sufficient to enable us to service our indebtedness and to fund our other liquidity needs (other than potential business acquisitions) for the next 12 months. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with borrowings under our revolving credit facility and additional equity and debt financing, to the extent available on attractive terms.

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

  SAB 101

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC and, as amended, will be effective for the Company in the fourth quarter of 2000. We do not expect the implementation of SAB 101 to have a material affect on our results of operations.

Risk Factors

      There are various risks in purchasing our securities and investing in our business. We believe that our risk information has not changed materially from the risk factors described in our Form S-1, as amended, relating to our initial public offering.

Forward Looking Statements

      This Form 10-Q includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the words “believes,” “estimates,” “projects,” “expects” or similar expressions. Factors that could cause or contribute to differences from forward-looking statements are detailed our Form S-1, as amended, relating to our initial public offering, and elsewhere in our Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report.

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

      We do not have any exposure to rate changes for our senior subordinated notes or our junior subordinated note. However, we do have interest rate exposure with respect to the $869.3 million outstanding at July 1, 2000 under our senior bank facilities due to their variable pricing. As of July 1, 2000, we had one interest rate swap, which became effective in February 2000, to cover the exposure on $200.0 million of the senior bank facilities.

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

      Not Applicable.

Item 3.  Defaults Upon Senior Securities

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5.  Other Information

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits —

Exhibit No.	Exhibit Description

27	Financial Data Schedule

      (b)  Reports on Form 8-K —

During the second quarter of 2000, the Company filed two reports on Form 8-K (1) dated April 3, 2000 and filed on April 10, 2000, and (2) dated April 24, 2000 and filed on April 25, 2000. The April 3, 2000 report was filed pursuant to Items 2 and 7, reported the acqusition of Cherry Semiconductor, and included as exhibits to the report the Stock Purchase Agreement dated March 8, 2000 and two press releases dated March 9, 2000 and April 4, 2000 for the acquisition. The April 24, 2000 report was filed pursuant to Items 5 and 7, reported the Company’s first quarter 2000 earnings, and included as an exhibit a press release dated April 24, 2000 titled “ON Semiconductor™ Announces First Quarter Earnings.” After the second quarter of 2000, the Company filed one report on Form 8-K dated and filed on August 9, 2000. The August 9, 2000 report was filed pursuant to Items 5 and 7, reported the Company’s name change on ON Semiconductor Corporation, and included as an exhibit a press release dated August 9, 2000 titled “SCG Holding Corporation is Now ON Semiconductor Corporation.”

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