Form 10-Q
period 2000-09-30
ON SEMICONDUCTOR CORP
filed 2000-11-14
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to                .

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

Yes  [X]  No  [ ]

      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 27, 2000:

Class	Number of Shares

Common Stock; $.01 par value	172,258,271

INDEX

		Page

Part I
Financial Information

Item 1 Financial Statements		2

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3 Quantitative and Qualitative Disclosures About Market Risk		21
Part II
Other Information

Item 1 Legal Proceedings		22

Item 2 Changes in Securities and Use of Proceeds		22

Item 3 Defaults Upon Senior Securities		22

Item 4 Submission of Matters to a Vote of Security Holders		22

Item 5 Other Information		22

Item 6 Exhibits and Reports on Form 8-K		22

Signatures		23
Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000)

Exhibit 10.1	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000

Exhibit 10.2	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC

Exhibit 10.3	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary

Exhibit 27	Financial Data Schedule

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2000	1999

	(unaudited)

ASSETS

Cash and cash equivalents	$159.3	$126.8

Receivables, net (including $18.8 and $24.7 due from Motorola)	297.8	249.7

Inventories	235.8	206.2

Other current assets (including $7.7 in 2000 due from Motorola)	37.7	26.0

Deferred income taxes	43.8	28.4

Total current assets	774.4	637.1

Property, plant and equipment, net	622.1	569.7

Deferred income taxes	280.3	289.0

Investments in joint ventures	45.3	40.4

Goodwill and other intangibles, net	139.0	—

Other assets	94.1	80.6

Total assets	$1,955.2	$1,616.8

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable (including $8.9 and $13.8 payable to Motorola)	$168.4	$122.5

Accrued expenses (including $5.5 and $8.2 payable to Motorola)	188.5	142.8

Income taxes payable	14.2	31.9

Accrued interest	10.2	30.1

Total current liabilities	381.3	327.3

Long-term debt (including $102.0 and $94.8 payable to Motorola)	1,231.3	1,295.3

Other long-term liabilities	15.8	12.2

Total liabilities	1,628.4	1,634.8

Commitments and contingencies	—	—

Minority interests in consolidated subsidiaries	11.9	10.1

Redeemable preferred stock ($0.01 par value, 100,000 shares authorized, 0 and 2,090 shares issued and outstanding; 12% annual dividend rate; liquidation value — $209.0 plus $10.6 in accrued dividends in 1999)	—	219.6

Common stock ($0.01 par value, 300,000,000 shares authorized, 171,715,449 and 136,666,666 shares issued and outstanding)	1.7	1.4

Additional paid-in capital	723.1	204.2

Accumulated other comprehensive income	1.5	2.7

Accumulated deficit	(411.4)	(456.0)

Total stockholders’ equity (deficit)	314.9	(247.7)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,955.2	$1,616.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
(in millions, except per share data)

			Period from
	Quarter Ended	Nine Months Ended	August 4 through
	September 30, 2000	September 30, 2000	October 2, 1999

	(unaudited)	(unaudited)	(unaudited)

Revenues:

Net product revenues (including $37.3, $109.1 and $24.4 from Motorola)	$539.0	$1,521.5	$301.0

Foundry revenues from Motorola	4.2	59.0	28.0

Total revenues	543.2	1,580.5	329.0

Cost of sales	349.2	1,030.3	241.6

Gross profit	194.0	550.2	87.4

Operating expenses:

Research and development	20.3	48.6	6.9

Selling and marketing	27.5	73.3	8.8

General and administrative	64.4	175.0	32.0

Amortization of goodwill and other intangibles	5.4	10.9	—

Write-off of acquired in-process research and development	—	26.9	—

Restructuring charges	—	4.8	—

Total operating expenses	117.6	339.5	47.7

Operating income	76.4	210.7	39.7

Other income (expenses), net

Interest expense	(31.9)	(100.4)	(22.6)

Equity in earnings of joint ventures	2.1	4.3	0.7

Other income (expenses), net	(29.8)	(96.1)	(21.9)

Income before income taxes, minority interests and extraordinary loss	46.6	114.6	17.8

Provision for income taxes	(16.0)	(41.8)	(14.9)

Minority interests	(0.7)	(1.9)	(0.4)

Net income before extraordinary loss	29.9	70.9	2.5

Extraordinary loss on debt prepayment (net of income taxes of $11.7)	—	(17.5)	—

Net income	29.9	53.4	2.5

Less: Redeemable preferred stock dividends	—	(8.8)	(4.2)

Net income available for common stock	$29.9	$44.6	$(1.7)

Comprehensive income (loss)

Net income	$29.9	$53.4	$2.5

Foreign currency translation adjustments	(0.9)	(1.2)	(3.2)

Comprehensive income (loss)	$29.0	$52.2	$(0.7)

Earnings per common share:

Basic:

Net income before extraordinary loss	$0.17	$0.40	$(0.01)

Extraordinary loss on debt prepayment	—	(0.11)	—

Net income	$0.17	$0.29	$(0.01)

Diluted:

Net income before extraordinary loss	$0.17	$0.39	$(0.01)

Extraordinary loss on debt prepayment	—	(0.11)	—

Net income	$0.17	$0.28	$(0.01)

Weighted average common shares outstanding:

Basic	171.7	156.1	136.7

Diluted	177.1	161.9	136.7

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

		Period from
	Nine Months Ended	August 4 through
	September 30, 2000	October 2, 1999

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income	$53.4	$2.5

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	117.3	23.4

Write-off of acquired in-process research and development	26.9	—

Extraordinary loss	29.2	—

Amortization of debt issuance costs	4.5	1.0

Provision for doubtful accounts	1.1	0.6

Net (gain) loss on disposals of property, plant and equipment	(1.2)	1.4

Non-cash interest on junior subordinated note payable to Motorola	7.1	1.5

Minority interests in earnings of consolidated subsidiaries	1.9	0.4

Undistributed earnings of unconsolidated joint ventures	(4.3)	(0.7)

Tax benefits of stock options exercised	3.0	—

Deferred income taxes	(6.8)	19.5

Non-cash compensation charges	0.4	—

Changes in assets and liabilities:

Receivables	(25.7)	(192.4)

Inventories	(10.8)	9.2

Other assets	(18.4)	2.4

Accounts payable	40.5	68.0

Accrued expenses	39.3	17.4

Income taxes payable	(17.6)	11.4

Accrued interest	(19.9)	—

Other long-term liabilities	3.6	1.0

Net cash provided by (used in) operating activities	223.5	(33.4)

Cash flows from investing activities:

Purchases of property, plant and equipment	(126.0)	(13.4)

Investment in business, net of cash acquired	(253.2)	—

Investments in unconsolidated companies and joint ventures	(2.5)	(4.9)

Loans to unconsolidated joint venture	(23.0)	(28.3)

Proceeds from sales of property, plant and equipment	17.9	1.0

Net cash used in investing activities	(386.8)	(45.6)

Cash flows from financing activities:

Proceeds from initial public offering, net of offering expenses	514.8	—

Borrowings from senior credit facilities	200.0	800.5

Payment of debt issuance costs	(3.2)	(52.6)

Repayment of senior credit facilities, including prepayment penalty	(131.5)	—

Repayment of senior subordinated notes, including prepayment penalty	(156.8)	—

Redemption of preferred stock, including accrued dividends	(228.4)	—

Proceeds from exercise of stock options	1.0	—

Proceeds from issuance of common stock to an affiliate of Texas Pacific Group	—	187.5

Proceeds from issuance of redeemable preferred stock to an affiliate of Texas Pacific Group	—	150.0

Proceeds from issuance of senior subordinated notes	—	400.0

Repayment of joint venture debt	—	(44.8)

Net cash payments to Motorola in connection with Recapitalization	—	(1,258.7)

Net cash provided by financial activities	195.9	181.9

Effect of exchange rate changes on cash and cash equivalents	(0.1)	—

Net increase in cash and cash equivalents	32.5	102.9

Cash and cash equivalents, beginning of period	126.8	—

Cash and cash equivalents, end of period	$159.3	$102.9

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Background and Basis of Presentation

      The accompanying consolidated financial statements as of and for the quarter and the nine months ended September 30, 2000 include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control, as well as an investment in a 50%-owned joint venture, are accounted for on the equity method. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis.

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

      The Cherry acquisition was accounted for using the purchase method of accounting and, as a result, the purchase price and related costs were allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows (in millions):

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

      The fair value of the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made in using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of the acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a standalone basis. Operating margins were based on cost of goods sold and selling, general and administrative expenses as a percentage of revenues. All projected revenue and cost information was based on historical results and trends and do not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from the acquired in-process research and development was 20 percent, which was derived from a weighted average cost of capital analysis adjusted upward to reflect additional risks inherent in the development life cycle.

      At the date of acquisition, the in-process research and development had not yet reached technological feasibility and no alternative future uses had been identified. Accordingly, these costs were expensed as of the acquisition date. The expected release dates for the products incorporating the acquired technology vary, but the Company expects that such products will be completed and begin to generate cash flows in 2001. The ultimate development of these technologies remains a significant risk due to the remaining efforts required to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of design and development, engineering and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the Company’s business and operating results.

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

      Cherry’s results of operations have been included in the Company’s consolidated results from the date of acquisition. The following pro forma disclosures present the Company’s results of operations for the nine months ended September 30, 2000 as if the Company had acquired Cherry as of January 1, 2000 (in millions, except per share data):

Revenues	$1,617.2

Net income before extraordinary loss	67.9

Net income	50.4

Diluted earnings per share before extraordinary loss	$0.37

Diluted earnings per share	$0.26

      These amounts include the results of Cherry for the first quarter of 2000 and are adjusted to reflect interest and amortization charges that would have occurred had the purchase taken place on January 1, 2000. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from any cost savings, which might be achieved from combined operations. The pro forma results are not indicative of the actual results that would have occurred had the acquisition been consummated as of January 1, 2000.

Note 3:  Inventories

      Inventories consist of the following (in millions):

	September 30,	December 31,
	2000	1999

Raw materials	$18.1	$25.6

Work in process	118.5	103.8

Finished goods	99.2	76.8

	$235.8	$206.2

Note 4:  Restructuring Charges

      In March 2000, the Company recorded a $4.8 million charge ($3.0 million, or $0.02 per share, net of income taxes), to cover costs associated with a restructuring program at its manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets.

      In September 2000, the Company completed a detailed evaluation of the costs to be incurred to complete the March 2000 restructuring. Based on this evaluation, the Company released $0.8 million of its remaining restructuring reserve for employee separation costs to income as a credit to restructuring charges in the consolidated statement of operations. Also in conjunction with this evaluation, the Company recorded an additional charge of $0.8 million for asset impairments that were charged directly against the related assets.

      In addition to the charge related to the March 2000 restructuring, the Company’s restructuring reserves include charges from prior restructurings, which have not yet been paid. A summary of activity in the Company’s restructuring reserves for the nine months ended September 30, 2000 is as follows (in millions):

Balance, December 31, 1999	$9.5

Plus: March 2000 employee separation charge	3.2

Less: Payments charged against the reserve	(10.4)

Less: Reserve released to income	(0.8)

Balance, September 30, 2000	$1.5

Note 5:  Long-Term Debt

      In connection with the Recapitalization, the Company and SCI LLC, its primary domestic operating subsidiary (collectively, the “Issuers”), issued $400.0 million senior subordinated notes due 2009. As of September 30, 2000, $260.0 million of the senior subordinated notes were outstanding. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s foreign joint ventures in China, Malaysia and the Czech Republic and nominal equity interests in certain of the Company’s foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The foreign joint ventures and the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of and for the nine months ended September 30, 2000 are as follows (in millions):

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Receivables	$—	$119.5	$1.0	$177.3	$—	$297.8

Inventories	—	133.0	9.7	135.3	(42.2)	235.8

Other current assets	—	102.1	1.3	137.4	—	240.8

Total current assets	—	354.6	12.0	450.0	(42.2)	774.4

Property, plant and equipment, net	—	155.1	55.3	411.7	—	622.1

Deferred income taxes	—	274.4	13.2	(8.8)	1.5	280.3

Investments and other assets	438.5	338.6	200.6	3.4	(702.7)	278.4

Total assets	$438.5	$1,122.7	$281.1	$856.3	$(743.4)	$1,955.2

Accounts payable	$—	$96.4	$6.4	$65.6	$—	$168.4

Accrued expenses	(3.0)	124.5	2.1	86.7	2.6	212.9

Total current liabilities	(3.0)	220.9	8.5	152.3	2.6	381.3

Long-term debt(1)	260.0	1,231.3	—	—	(260.0)	1,231.3

Other long-term liabilities	—	5.7	—	10.1	—	15.8

Intercompany(1)	(133.4)	(712.9)	165.7	465.3	215.3	—

Total liabilities	123.6	745.0	174.2	627.7	(42.1)	1,628.4

Minority interests	—	—	—	—	11.9	11.9

Stockholders equity	314.9	377.7	106.9	228.6	(713.2)	314.9

Liabilities, minority interests and stockholders equity	$438.5	$1,122.7	$281.1	$856.3	$(743.4)	$1,955.2

Revenues	$—	$1,744.6	$78.5	$937.1	$(1,179.7)	$1,580.5

Cost of sales	—	1,356.1	67.2	786.7	(1,179.7)	1,030.3

Gross profit	—	388.5	11.3	150.4	—	550.2

General and administrative	—	144.1	—	30.9	—	175.0

Other operating expenses	—	100.5	50.4	13.6	—	164.5

Total operating expenses	—	244.6	50.4	44.5	—	339.5

Operating income (loss)	—	143.9	(39.1)	105.9	—	210.7

Interest expense	—	(58.6)	(9.5)	(32.3)	—	(100.4)

Equity earnings	53.4	12.9	6.5	—	(68.5)	4.3

Income (loss) before taxes, minority interests and extraordinary loss	53.4	98.2	(42.1)	73.6	(68.5)	114.6

Provision for income taxes	—	(42.0)	19.4	(26.6)	7.4	(41.8)

Minority interests	—	—	—	—	(1.9)	(1.9)

Extraordinary loss	—	(17.5)	—	—	—	(17.5)

Net income (loss)	$53.4	$38.7	$(22.7)	$47.0	$(63.0)	$53.4

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both ON Semiconductor Corporation and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$—	$158.7	$7.7	$57.1	$—	$223.5

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(36.3)	(7.1)	(82.6)	—	(126.0)

Investment in business, net of cash acquired	—	(253.2)	—	—	—	(253.2)

Investments in unconsolidated companies and joint ventures	—	(2.5)	—	—	—	(2.5)

Loans to unconsolidated joint venture	—	(23.0)	—	—	—	(23.0)

Proceeds from sales of property, plant and equipment	—	4.6	—	13.3	—	17.9

Net cash used in investing activities	—	(310.4)	(7.1)	(69.3)	—	(386.8)

Cash flows from financing activities:

Proceeds from initial public offering, net of offering expenses	—	514.8	—	—	—	514.8

Borrowings from senior credit facilities	—	200.0	—	—	—	200.0

Payment of debt issuance costs	—	(3.2)	—	—	—	(3.2)

Repayment of senior credit facilities, including prepayment penalty	—	(131.5)	—	—	—	(131.5)

Repayment of senior subordinated notes	—	(156.8)	—	—	—	(156.8)

Redemption of preferred stock, including accrued dividends	—	(228.4)	—	—	—	(228.4)

Proceeds from exercise of stock options	—	1.0	—	—	—	1.0

Net cash provided by (used in) financing activities	—	195.9	—	—	—	195.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	44.2	0.6	(12.3)	—	32.5

Cash and cash equivalents, beginning of period	—	14.9	—	111.9	—	126.8

Cash and cash equivalents, end of period	$—	$59.1	$0.6	$99.6	$—	$159.3

Note 6:  Earnings per Common Share

      Basic earnings per common share before extraordinary loss is computed by dividing net income before extraordinary loss less dividends accrued on the Company’s redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per common share before extraordinary loss incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations (in millions, except per share amounts):

		Weighted
		Avg.	Per Share
	Income	Shares	Amount

Quarter ended September 30, 2000:

Basic net income per share before extraordinary loss	$29.9	171.7	$0.17

Effect of dilutive securities:

Stock options	—	5.4	—

Diluted net income per share before extraordinary loss	$29.9	177.1	$0.17

Nine months ended September 30, 2000:

Basic net income per share before extraordinary loss	$62.1	156.1	$0.40

Effect of dilutive securities:

Stock options	—	5.8	(0.01)

Diluted net income per share before extraordinary loss	$62.1	161.9	$0.39

Note 7:  Extraordinary Loss

      As described in Note 1, the Company utilized a portion of the net proceeds from its IPO to redeem a portion of its senior subordinated notes and prepay a portion of the loans outstanding under its senior bank facilities. In connection therewith, the Company incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11 per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statement of operations for the nine months ended September 30, 2000.

Note 8:  Commitments and Contingencies

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 9:  Related Party Transactions

      Related party activity between the Company and Motorola is as follows (in millions):

	Quarter	Nine Months	Period from
	Ended	Ended	August 4, 1999 to
	September 30, 2000	September 30, 2000	October 2, 1999

Purchases of manufacturing services from Motorola	$40.7	$121.2	$14.8

Cost of other services, rent and equipment purchased from Motorola	$22.7	$69.4	$1.6

Note 10:  Recent Accounting Pronouncements

  SFAS 133

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments based on changes in fair value. SFAS 133, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, is effective for the Company as of January 1, 2001. If SFAS 133 were to be adopted as of September 30, 2000, the Company would recognize a gain primarily relating to outstanding sales orders at foreign local functional currency entities that are denominated in US dollars. The amount of this gain, if any, to be recognized upon adoption of SFAS 133 in January 1, 2001 is dependent upon exchange rate fluctuations that will occur in the future. Accordingly, the Company is unable to reasonably estimate the impact of adoption of SFAS 133 on its financial statements beginning January 1, 2001.

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

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

COMBINED STATEMENTS OF REVENUES LESS DIRECT AND

ALLOCATED EXPENSES BEFORE TAXES
(Unaudited, in millions)

	July 4, 1999	January 1, 1999
	through	through
	August 3, 1999	August 3, 1999

Revenues:

Net sales — trade	$120.9	$895.4

Direct and allocated costs and expenses:

Cost of sales	77.7	620.3

Research and development	4.9	34.3

Selling and marketing	5.1	39.0

General and administrative	12.5	89.4

Operating costs and expenses	100.2	783.0

	20.7	112.4

Other income (expenses):

Interest expense	(1.4)	(9.1)

Equity in earnings from joint ventures	0.3	2.4

Minority interest in (earnings) losses of consolidated entities	0.1	(0.9)

Other expenses, net	(1.0)	(7.6)

Revenues less direct and allocated expenses before taxes	$19.7	$104.8

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

Note 2: Related Party Transactions

      SCG manufactures products for other sectors of Motorola. Sales of these products are treated as external sales and are reflected in the accompanying unaudited interim combined statement of revenues less direct and allocated expenses before taxes with the related cost of sales. These sales totaled $10.1 million and $76.1 million for the period from July 4, 1999 through August 3, 1999 and the period from January 1, 1999 through August 3, 1999, respectively.

      SCG also manufactures products, at cost, for other SPS divisions and these other divisions also manufacture products for SCG. The gross amounts charged to/from SCG for these products are summarized as follows (in millions):

	July 4, 1999	January 1, 1999
	through	through
	August 3, 1999	August 3, 1999

Manufacturing services performed by SPS divisions on behalf of SCG	$20.6	$147.8

Manufacturing services performed by SCG and transferred at actual production cost to other SPS divisions	$11.4	$91.0

      Total amounts allocated to SCG by Motorola for research and development, selling and marketing, and general and administrative expenses were as follows (in millions):

	July 4, 1999	January 1, 1999
	through	through
	August 3, 1999	August 3, 1999

Research and development	$1.6	$13.3

Selling and marketing	$0.4	$2.2

General and administrative	$8.2	$50.0

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

	July 4, 1999	January 1, 1999
	through	through
	August 3, 1999	August 3, 1999

Operating activities:

Revenues less direct and allocated expenses before taxes	$19.7	$104.8

Depreciation	6.5	77.4

Change in inventories	(22.7)	(27.5)

Change in other current assets	4.0	2.2

Change in other assets	(0.3)	(12.2)

Change in accounts payable and accrued expenses	(1.3)	(23.6)

Change in non-current liabilities	1.5	2.4

Cash flow from operating activities, excluding Motorola financing and taxes	7.4	123.5

Investing activities:

Capital expenditures, net of transfers	(2.5)	(39.6)

Net financing provided to Motorola*	$4.9	$83.9

*	The difference between cash flow from operating activities and investing activities does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand-alone basis.

Note 4:  Interest expense

      Motorola had net interest expense on a consolidated basis for all periods presented. This amount has been allocated to SPS and in turn to SCG in the amount of $1.0 million and $7.5 million for the period from July 4, 1999 through August 3, 1999 and the period from January 1, 1999 through August 3, 1999, respectively, primarily on the basis of net assets. Management believes this allocation is reasonable, but it is not necessarily indicative of the cost that would have been incurred if the Business had been operated on a stand-alone basis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto for the period from August 4, 1999 through December 31, 1999 included in our Form 10-K/A filed with the SEC on August 14, 2000. Our historical pre-recapitalization combined financial statements present the combined revenues less direct and allocated expenses before taxes of the business of Motorola’s Semiconductor Components Group prior to our August 4, 1999 recapitalization and are not intended to be a complete presentation of the results of operations or cash flows of the Company. The results of operations before taxes are not necessarily indicative of the results of operations before taxes that would have been recorded by us on a stand-alone basis. Our historical post-recapitalization consolidated financial statements present the consolidated financial position and results of operations of the Company on a stand-alone basis. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this Form 10-Q.

      ON Semiconductor designs and manufactures analog power management and broadband integrated circuits as well as other semiconductor components. The company plans to introduce over 400 new products in 2000, anticipating the need for faster data flow for computing on the Internet and more efficient use of power in wireless, consumer, computing and automotive markets. ON Semiconductor serves its customers through a global supply chain of factories located in Arizona (headquarters), Rhode Island, China, Czech Republic, Slovakia, Japan, Malaysia, Mexico and the Philippines as well as through a global network of distributors and contract manufacturers.

      In April 2000, we acquired all of the outstanding capital stock of Cherry Semiconductor Corporation (“Cherry”) for approximately $250 million in cash, which was financed with cash on hand and borrowings of $220 million under our senior bank facilities. Cherry, which was renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets, and had revenues for its fiscal year ended February 29, 2000 of $129.1 million See discussion in Note 2 of the Notes to Consolidated Financial Statements for the period from January 1, 2000 to September 30, 2000 included in this Form 10-Q.

      The Cherry acquisition was accounted for using the purchase method of accounting and, as a result, the purchase price plus related costs was allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows (in millions):

Fair value of tangible net assets	$76.4

Developed technology	59.3

In-process research and development	26.9

Assembled work force	10.0

Excess of purchase price over net assets acquired (goodwill)	80.6

$253.2

      In May 2000, we completed our initial public offering of common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from this offering (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities. In connection with this debt prepayment, we incurred an extraordinary loss of $29.2 million ($17.5 million, or $0.11 per share, net of income taxes) related to prepayment penalties and redemption premiums as well as the write-off of capitalized debt issuance costs.

Results of Operations

      Earnings per common share. Our net income was $0.17 per share on a diluted basis for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, our net income was $0.28 per share on a diluted basis. Excluding the amortization of goodwill and other intangibles resulting from the Cherry acquisition, the write-off of acquired in-process research and development, the first quarter restructuring charge relating to the Guadalajara, Mexico manufacturing facility, and the extraordinary loss on debt prepayment, all on an after-tax basis, our net income per common share was $0.19 and $0.54 on a diluted basis for the quarter and the nine months ended September 30, 2000, respectively, as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2000		2000

	in millions	per share	in millions	per share

Net income	$29.9		$53.4

Less: Redeemable preferred stock dividends	—		(8.8)

Net income available for common stock	29.9	$0.17	44.6	$0.28

Plus:

Amortization of goodwill and other intangibles	3.3	0.02	6.6	0.04

Write-off of acquired in-process research and development	—	—	16.1	0.09

Guadalajara restructuring charge	—	—	3.0	0.02

Extraordinary loss	—	—	17.5	0.11

Adjusted net income available for common stock	$33.2	$0.19	$87.8	$0.54

Weighted average common shares outstanding — diluted		177.1		161.9

  Quarter Ended September 30, 2000 Compared To Quarter Ended October 2, 1999

      The following table summarizes certain information relating to our historical operating results for the quarter ended October 2, 1999, which has been derived from our historical combined financial statements and our historical post-recapitalization consolidated financial statements. Comparative information is also provided for the quarter ended September 30, 2000, as follows:

	Pre-Recapitalization	Post-Recapitalization
			Quarter Ended	Quarter Ended
	July 4 through	August 4 through	October 2,	September 30,
	August 3, 1999	October 2, 1999	1999	2000

	(in millions)

Revenues:

Net product revenues	$120.9	$301.0	$421.9	$539.0

Foundry revenues	—	28.0	28.0	4.2

Total revenues	120.9	329.0	449.9	543.2

Cost of sales	77.7	241.6	319.3	349.2

Gross profit	43.2	87.4	130.6	194.0

Operating expenses:

Research and development	4.9	6.9	11.8	20.3

Selling and marketing	5.1	8.8	13.9	27.5

General and administrative	12.5	32.0	44.5	64.4

Amortization of goodwill and other intangibles	—	—	—	5.4

Total operating expenses	22.5	47.7	70.2	117.6

Operating income	20.7	39.7	60.4	76.4

Other income (expenses):

Interest expense	(1.4)	(22.6)	(24.0)	(31.9)

Equity in earnings of joint ventures	0.3	0.7	1.0	2.1

Other income (expenses)	(1.1)	(21.9)	(23.0)	(29.8)

Income before income taxes and minority interests	19.6	17.8	37.4	46.6

Minority interests	0.1	(0.4)	(0.3)	(0.7)

Revenues less direct and allocated expenses before taxes	19.7	17.4	37.1	45.9

Provision for income taxes	—	14.9	14.9	16.0

Net income	$19.7	$2.5	$22.2	$29.9

      Total revenues. Total revenues increased $93.3 million, or 20.7%, to $543.2 million in the third quarter of 2000 from $449.9 million in the third quarter of 1999, due to an increase in net product revenues and the inclusion of foundry revenues as a component of total revenues after our Recapitalization.

      Net product revenues. Net product revenues increased $117.1 million, or 27.8%, to $539.0 million in the third quarter of 2000 from $421.9 million in the third quarter of 1999.

      Net revenues for standard analog products, which accounted for 27.9% of net product revenues in the third quarter of 2000, increased 79.3% compared to the third quarter of 1999 as a result of the Cherry acquisition, increased demand in the power management market and our focus on expanding the sales of this product line. Net revenues for logic products, which accounted for 23.7% of net product revenues in the third quarter of 2000, increased 25.0% compared to the third quarter of 1999 due to a strong increase in demand for emitter-coupled logic (“ECL”) products and, to a lesser extent, an increase in demand for standard logic products. Net revenues for discrete products, which accounted for 48.4% of net product revenues in the third quarter of 2000, increased 10.8% compared to the third quarter of 1999 mainly fueled by increased demand in micropackaged products within the small signal and rectifier product families. Other product families, including zeners, thyristors, and TMOS, also experienced revenue growth due to increases in demand.

      Approximately 45%, 36% and 19% of our net product revenues in the third quarter of 2000 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 47%, 35% and 18%, respectively, in the third quarter of 1999.

      Foundry revenues. Foundry revenues decreased $23.8 million, or 85.0%, to $4.2 million in the third quarter of 2000 from $28.0 million in the third quarter of 1999. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will continue to decline in the future as the separation with Motorola progresses. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers, and those product revenues are distinctly different from the aforementioned foundry revenues. Prior to our Recapitalization, Motorola recorded foundry revenues as an offset to cost of sales at cost.

      Cost of sales. Cost of sales increased $29.9 million, or 9.4%, to $349.2 million in the third quarter of 2000 from $319.3 million in the third quarter of 1999, primarily as a result of increased sales volume.

      Gross profit. Gross profit (computed as total revenues less cost of sales) increased $63.4 million, or 48.5%, to $194.0 million in the third quarter of 2000 from $130.6 million in the third quarter of 1999. As a percentage of total revenues, gross margin improved to 35.7% (36.2% for product gross margin) in the third quarter of 2000 from 29.0% in the third quarter of 1999. The improvement in gross profit resulted mainly from reductions in costs from our restructuring programs, increased sales volume and a shift in product mix toward higher margin products, including ECL and analog families.

     Operating expenses

      Research and development. Research and development costs increased $8.5 million, or 72.0%, to $20.3 million in the third quarter of 2000 from $11.8 million in the third quarter of 1999, primarily as a result of the Cherry acquisition and increased investments in research and development, offset by the elimination of corporate allocations from Motorola incurred in 1999. As a percentage of net product revenues, research and development costs increased to 3.8% in the third quarter of 2000 from 2.8% in the third quarter of 1999. As of September 30, 2000, we have introduced 106 new products in the third quarter of 2000. The main emphasis of our new product development is in the high growth market applications of power management and broadband solutions with eighty percent of our overall research and development investment targeted in these areas. Our long-term target for research and development costs is 5-6% of revenues.

      Selling and marketing. Selling and marketing expenses increased by $13.6 million, or 97.8%, to $27.5 million in the third quarter of 2000 from $13.9 million in the third quarter of 1999. The increase in selling and marketing expenses was attributable to the Cherry acquisition and increased branding and marketing costs associated with establishing the ON Semiconductor™ trade name. As a percentage of net product revenues, these costs increased to 5.1% in the third quarter of 2000 from 3.3% in the third quarter of 1999.

      General and administrative. General and administrative expenses increased by $19.9 million, or 44.7% to $64.4 million in the third quarter of 2000 from $44.5 million in the third quarter of 1999, as a result of the Cherry acquisition, costs incurred to establish corporate functions, costs resulting from our separation from Motorola, higher performance bonuses in the third quarter of 2000 and investments in tax planning. As a percentage of net product revenues, these costs increased to 11.9% in the third quarter of 2000 from 9.0% in the third quarter of 1999.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles increased to $5.4 million in the third quarter of 2000 from zero in the third quarter of 1999. This increase was due to the intangible assets that were acquired from Cherry, including amounts related to developed technology, assembled workforce and goodwill.

      Operating income. Operating income increased $16.0 million, or 26.5%, to $76.4 million in the third quarter of 2000 from $60.4 million in the third quarter of 1999. This increase was due to increased net product revenues, an improved product mix towards higher-margin products and cost reductions from our prior period restructuring programs, offset by increased costs associated with our separation from Motorola and the amortization of goodwill and other intangibles. Cost reductions resulting from our prior period restructuring programs relate to the consolidation of manufacturing operations and the relocation or outsourcing of related operations to take advantage of lower-cost labor markets. We expect that the cost reduction program that we established this year will result in savings of approximately $80 million by year-end with additional benefits to occur in 2001.

      Interest expense. Interest expense increased $7.9 million, or 32.9% to $31.9 million in the third quarter of 2000 from $24.0 million in the third quarter of 1999, due to borrowings under our senior bank facilities and the issuance of our senior subordinated notes and our junior subordinated note in order to finance our Recapitalization. A portion of the interest expense for the third quarter of 1999 was an allocation we received from Motorola.

      Equity in earnings of joint ventures. Equity in earnings from joint ventures increased $1.1 million to $2.1 million in the third quarter of 2000 from $1.0 million in the third quarter of 1999, due primarily to increased capacity and manufacturing efficiencies in our Chinese joint venture and improved capacity utilization in both our Chinese and Malaysian joint ventures.

      Minority interests. Minority interests represent the portion of net income of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests increased to $0.7 million in the third quarter of 2000 from $0.3 million in the third quarter of 1999.

      Provision for income taxes. Provision for income taxes increased $1.1 million, or 7.4% to $16.0 million in the third quarter of 2000 from $14.9 million in the third quarter of 1999. A provision for taxes was not made for periods prior to our Recapitalization. Our effective tax rate decreased in the third quarter of 2000 as compared to the third quarter of 1999 primarily due to increased research and foreign tax credits.

  Nine Months Ended September 30, 2000 Compared to the Nine Months Ended October 2, 1999

      The following table summarizes certain information relating to our historical operating results for the nine months ended October 2, 1999, which has been derived from our historical combined financial statements and our historical post-recapitalization consolidated financial statements. Comparative information is also provided for the nine months ended September 30, 2000, as follows:

	Pre-Recapitalization	Post-Recapitalization	Nine Months	Nine Months
			Ended	Ended
	January 1 through	August 4 through	October 2,	September 30,
	August 3, 1999	October 2, 1999	1999	2000

	(in millions)

Revenues:

Net product revenues	$895.4	$301.0	$1,196.4	$1,521.5

Foundry revenues	—	28.0	28.0	59.0

Total revenues	895.4	329.0	1,224.4	1,580.5

Cost of sales	620.3	241.6	861.9	1,030.3

Gross profit	275.1	87.4	362.5	550.2

Operating expenses:

Research and development	34.3	6.9	41.2	48.6

Selling and marketing	39.0	8.8	47.8	73.3

General and administrative	89.4	32.0	121.4	175.0

Amortization of goodwill and other intangibles	—	—	—	10.9

Write-off of acquired in-process research and development	—	—	—	26.9

Restructuring charges	—	—	—	4.8

Total operating expenses	162.7	47.7	210.4	339.5

Operating income	112.4	39.7	152.1	210.7

Other income (expenses):

Interest expense	(9.1)	(22.6)	(31.7)	(100.4)

Equity in earnings of joint ventures	2.4	0.7	3.1	4.3

Other income (expenses)	(6.7)	(21.9)	(28.6)	(96.1)

Income before income taxes and minority interests	105.7	17.8	123.5	114.6

Minority interests	(0.9)	(0.4)	(1.3)	(1.9)

Revenues less direct and allocated expenses before taxes	104.8	17.4	122.2	112.7

Provision for income taxes	—	14.9	14.9	41.8

Net income before extraordinary loss	104.8	2.5	107.3	70.9

Extraordinary loss on debt prepayment	—	—	—	(17.5)

Net income	$104.8	$2.5	$107.3	$53.4

      Total revenues. Total revenues increased $356.1 million, or 29.1%, to $1,580.5 million in the first nine months of 2000 from $1,224.4 million in the first nine months of 1999, due to an increase in net product revenues and the inclusion of foundry revenues as a component of total revenues after our Recapitalization.

      Net product revenues. Net product revenues increased $325.1 million, or 27.2%, to $1,521.5 million in the first nine months of 2000 from $1,196.4 million in the first nine months of 1999.

      Net revenues for standard analog products, which accounted for 25.4% of net product revenues in the first nine months of 2000, increased 67.0% compared to the first nine months of 1999 as a result of the Cherry acquisition, increased demand in the power management market and our focus on expanding the sales of this product line. Net revenues for logic products, which accounted for 24.5% of net product revenues in the first nine months of 2000, increased 45.0% compared to the first nine months of 1999 due to increased demand for ECL products, which was partially offset by reduced emphasis on older standard logic product families and the discontinuation of a related product line. Net revenues for discrete products, which accounted for 50.1% of net product revenues in the first nine months of 2000, increased 14.1% compared to the first nine months of 1999 fueled by increased demand in most of our product families.

      Approximately 46%, 33% and 21% of our net product revenues in the first nine months of 2000 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, which is consistent with the net product revenues generated by region in the first nine months of 1999.

      Foundry revenues. Foundry revenues increased $31.0 million, or 110.7%, to $59.0 million in the first nine months of 2000 from $28.0 million in the first nine months of 1999. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will continue to decline in the future as the separation with Motorola progresses. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers, and those product revenues are distinctly different from the aforementioned foundry revenues. Prior to our recapitalization, Motorola recorded foundry revenues as an offset to cost of sales at cost.

      Cost of sales. Cost of sales increased $168.4 million, or 19.5%, to $1,030.3 million in the first nine months of 2000 from $861.9 million in the first nine months of 1999, primarily as a result of increased sales volume and the inclusion of cost of foundry sales as a component of cost of sales after our recapitalization.

      Gross profit. Gross profit (computed as total revenues less cost of sales) increased $187.7 million, or 51.8%, to $550.2 million in the first nine months of 2000 from $362.5 million in the first nine months of 1999. As a percentage of total revenues, gross margin improved to 34.8% in the first nine months of 2000 from 29.6% in the first nine months of 1999. The improvement in gross profit resulted mainly from reductions in costs from our restructuring programs, increased sales volume and a shift in product mix toward higher margin products, including ECL and analog families.

     Operating expenses

      Research and development. Research and development costs increased $7.4 million, or 18.0%, to $48.6 million in the first nine months of 2000 from $41.2 million in the first nine months of 1999. As a percentage of net product revenues, research and development costs decreased to 3.2% in the first nine months of 2000 from 3.4% in the first nine months of 1999. However, this decline is due to the discontinuance of general research and development expense allocations we received from Motorola prior to our Recapitalization. As of September 30, 2000, we have introduced 260 new products since the beginning of the year, and we anticipate total new product introductions for 2000 in excess of 400, as compared to 206 product introductions in 1999. The main emphasis of the Company’s new product development is in the high growth market applications of power management and broadband solutions with eighty percent of our overall research and development investment targeted in these areas. Our long-term target for research and development costs is 5-6% of revenues.

      Selling and marketing. Selling and marketing expenses increased by $25.5 million, or 53.3%, to $73.3 million in 2000 from $47.8 million in the first nine months of 1999. The increase in selling and marketing expenses was attributable to the Cherry acquisition and increased branding and marketing costs associated with establishing the ON Semiconductor(TM) trade name. As a percentage of net product revenues, these costs increased to 4.8% in the first nine months of 2000 from 4.0% in the first nine months of 1999.

      General and administrative. General and administrative expenses increased by $53.6 million, or 44.2% to $175.0 million in the first nine months of 2000 from $121.4 million in the first nine months of 1999, as a result of the Cherry acquisition, costs incurred to establish corporate functions and other costs resulting from our separation from Motorola as well as higher performance bonuses in the first nine months of 2000 and investments in tax planning. As a percentage of net product revenues, these costs increased to 11.5% in the first nine months of 2000 from 9.6% in the first nine months of 1999.

      Write-off of acquired in-process research and development. In the first nine months of 2000, we incurred a $26.9 million charge for the write-off of acquired in-process research and development resulting from the Cherry acquisition. No such charges were incurred in the first nine months of 1999.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles increased to $10.9 million in the first nine months of 2000 from zero in the first nine months of 1999. This increase was due to the intangible assets that were acquired from Cherry, including amounts related to developed technology, assembled workforce and goodwill.

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

      In September 2000, the Company completed a detailed evaluation of the costs to be incurred to complete the March 2000 restructuring. Based on this evaluation, the Company released $0.8 million of its remaining restructuring reserve for employee separation costs to income as a credit to restructuring charges in the consolidated statement of operations. Also in conjunction with this evaluation, the Company recorded an additional charge of $0.8 million for asset impairments that were charged directly against the related assets.

      In addition to the charge related to the March 2000 restructuring, our restructuring reserves also include charges from prior restructurings, which have not yet been paid. A summary of activity in our restructuring reserves during the first nine months of 2000 is as follows (in millions):

	Balance				Balance
	as of				as of
	December 31,	Additional	Amounts	Amounts	September 30,
	1999	Reserves	Used	Released	2000

Consolidation of manufacturing operations	$6.0	$—	$(5.5)	$—	$0.5

Employee separations	3.5	3.2	(4.9)	(0.8)	1.0

Total restructuring	$9.5	$3.2	$(10.4)	$(0.8)	$1.5

      Operating income. Operating income increased by $58.6 million, or 38.5%, to $210.7 million in the first nine months of 2000 from $152.1 million in the first nine months of 1999. This increase was due to increased net product sales, an improved product mix towards higher-margin products and cost reductions from our restructuring programs, offset by charges associated with the Guadalajara restructuring, additional costs incurred from our separation from Motorola, the write-off of in-process research and development and the amortization of goodwill and other intangibles. Cost reductions resulting from our restructuring programs relate to the consolidation of manufacturing operations and the relocation or outsourcing of related operations to take advantage of lower-cost labor markets. We expect that the cost reduction program that we established this year will result in savings of approximately $80 million by year-end with additional benefits to occur in 2001.

      Interest expense. Interest expense increased $68.7 million, to $100.4 million in the first nine months of 2000 from $31.7 million in the first nine months of 1999, due to borrowings under our senior bank facilities and the issuance of our senior subordinated notes and our junior subordinated note in order to finance our Recapitalization. The $31.7 million interest expense for the first nine months of 1999 includes allocations that we received from Motorola.

      Equity in earnings of joint ventures. Equity in earnings from joint ventures increased $1.2 million, to $4.3 million in the first nine months of 2000 from $3.1 million in the first nine months of 1999, due primarily to increased capacity and manufacturing efficiencies in our Chinese joint venture and improved capacity utilization in both our Chinese and Malaysian joint ventures.

      Minority interests. Minority interests represent the portion of net income of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests increased to $1.9 million in the first nine months of 2000 from $1.3 million in the first nine months of 1999.

      Provision for income taxes. Provision for income taxes increased $26.9 million, or 180.5% to $41.8 million in the first nine months of 2000 from $14.9 million in the first nine months of 1999. No provision for taxes was made for periods prior to our Recapitalization. Our effective tax rate decreased in the first nine months of 2000 as compared to the first nine months of 1999 primarily due to increased research and foreign tax credits.

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

      For the first nine months of 2000, net cash provided by operating activities was $223.5 million. Cash generated from operating activities was due primarily to net income of $53.4 million, adjusted for non-cash charges, including depreciation and amortization of $117.3 million, the write-off of acquired in-process research and development costs of $26.9 million and non-operating charges relating to the extraordinary loss on debt prepayment of $29.2 million. Cash generated from operating activities was also affected by changes in assets and liabilities including an increase in accounts payable of $40.5 million and an increase in accrued expenses of $39.3 million, offset by an increase in receivables of $25.7 million, an increase in other assets of $18.4 million and an increase in inventories of $10.8 million as well as a decrease in income taxes payable of $17.6 million and a decrease in accrued interest of $19.9 million.

      Net cash used in investing activities was $386.8 million for the first nine months of 2000 due to a net cash outflow of $253.2 million resulting from the Cherry acquisition, capital expenditures of $126.0 million and loans to and investments in unconsolidated entities totaling $25.5 million, offset by proceeds from sales of property, plant and equipment of $17.9 million. Capital expenditures in 2000 are expected to be approximately $190 million and will be used primarily to improve our assembly and test facilities in low-cost regions and for new information technology systems.

      Net cash provided by financing activities was $195.9 million for the first nine months of 2000. Cash inflows from financing activities consisted of borrowings from senior credit facilities used to finance the Cherry acquisition, and proceeds from our initial public offering. In May 2000, we sold 34.5 million shares with an issue price of $16 per share. Net proceeds from this offering (after deducting issuance costs) were approximately $514.8 million. Cash outflows from financing activities included the redemption of our outstanding preferred stock of $228.4 million (including accrued dividends), the redemption of a portion of our senior subordinated notes of $156.8 million (including prepayment penalties) and the prepayment of a portion of the loans outstanding under our senior bank facilities totaling $131.5 million (including prepayment penalties).

      As of September 30, 2000, we had $869.3 million of indebtedness outstanding under our senior bank facilities and stockholders’ equity of $314.9 million. As of September 30, 2000, $136.4 million of our $150 million revolving facility was available, reflecting outstanding letters of credit of $13.6 million. In addition, the credit agreement relating to our senior bank facilities, the indenture relating to our senior subordinated notes and the terms of our junior subordinated note allow us to incur further additional indebtedness. We are required to begin making principal payments on our senior bank facilities in 2001. Our ability to make payments on and to refinance our indebtedness, including our senior bank facilities, senior subordinated notes and junior subordinated note, and to fund working capital, capital expenditures, research and development efforts and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Further, the credit agreement relating to our senior bank facilities, the indenture relating to our senior subordinated notes and the terms of our junior subordinated note currently do, and other debt instruments we enter into in the future may, impose various restrictions and covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Recent Accounting Pronouncements

  SFAS 133

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments based on changes in fair value. SFAS 133, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, is effective for us as of January 1, 2001. If SFAS 133 were to be adopted as of September 30, 2000, we would recognize a gain primarily relating to outstanding sales orders at foreign local functional currency entities that are denominated in US dollars. The amount of this gain, if any, to be recognized upon adoption of SFAS 133 in January 1, 2001 is dependent upon exchange rate fluctuations that will occur in the future. Accordingly, we are unable to reasonably estimate the impact of adoption of SFAS 133 on our financial statements beginning January 1, 2001.

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

Business Risks and Forward-Looking Statements

      This Quarterly Report on Form 10-Q includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Quarterly Report are made based on management’s current expectations and estimates, which involve risks, uncertainties and other factor that could cause results to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of manufacturing capacity, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, litigation, risks associated with acquisitions, changes in management, and risks involving environmental or other governmental regulations. Additional factors that could affect the Company’s future operating results are described under “Risk Factors” in the Registration Statement on Form S-1 and the Prospectus dated April 27, 2000 relating to our initial public offering. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

      We do not have any exposure to rate changes for our senior subordinated notes or our junior subordinated note. However, we do have interest rate exposure with respect to the $869.3 million outstanding at September 30, 2000 under our senior bank facilities due to their variable pricing. As of September 30, 2000, we had two interest rate swaps, which became effective in February 2000, to cover the exposure on $255.0 million of the senior bank facilities.

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

      Not Applicable.

Item 3.  Defaults Upon Senior Securities

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5.  Other Information

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits —

Exhibit
No.	Exhibit Description

Exhibit 3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000)

Exhibit 10.1	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000

Exhibit 10.2	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC

Exhibit 10.3	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary

Exhibit 27	Financial Data Schedule

      (b) Reports on Form 8-K —

      During the third quarter of 2000, the Company filed one report on Form 8-K dated and filed on August 9, 2000. The August 9, 2000 report, which was filed pursuant to Items 5 and 7, reported the Company’s name change to ON Semiconductor Corporation, and included as an exhibit a press release dated August 9, 2000 titled “SCG Holding Corporation is Now ON Semiconductor Corporation.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION
(Registrant)

/s/ DARIO SACOMANI

By: Dario Sacomani
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer of the Registrant)

Date:  November 14, 2000

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000)

Exhibit 10.1	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000

Exhibit 10.2	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC

Exhibit 10.3	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary

Exhibit 27	Financial Data Schedule