Form 10-K
period 2000-12-31
ON SEMICONDUCTOR CORP
filed 2001-03-30
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2001 is $214,575,570. Shares held by executive officers, directors and persons owning more than 10% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates of the Company.

      The number of shares of the registrant’s Common Stock outstanding at February 28, 2001 was 172,782,789.

Documents Incorporated by Reference

      Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II, and IV.

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 are incorporated by reference into Part III hereof.

PART I
Item 1. Business
Business Overview
Products and Technology
Customers
Manufacturing Operations
Sales, Marketing and Distribution
Patents, Trademarks, Copyrights and Other Intellectual Property
Seasonality
Backlog
Competition
Government Regulation
Employees
Executive Officers of the Registrant
Geographical Information
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-10.44
EX-10.45
EX-10.46
EX-10.47
EX-10.48
EX-10.49
EX-10.50
EX-10.51
EX-11
EX-13
EX-21.1
EX-23.1
EX-23.2
EX-24.1
EX-99.1

ON SEMICONDUCTOR CORPORATION
FORM 10-K

Part I

Item 1. Business	3

Business Overview	3

Products and Technology	4

Customers	5

Manufacturing Operations	6

Sales, Marketing and Distribution	7

Patents, Trademarks, Copyrights and Other Intellectual Property	8

Seasonality	8

Backlog	8

Competition	9

Government Regulation	9

Employees	9

Executive Officers of the Registrant	10

Geographical Information	10

Item 2. Properties	10

Item 3. Legal Proceedings	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	11

Item 6. Selected Financial Data	11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	11

Item 8. Financial Statements and Supplementary Data	11

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11

Part III

Item 10. Directors and Executive Officers of the Registrant	12

Item 11. Executive Compensation	14

Item 12. Security Ownership of Certain Beneficial Owners and Management	14

Item 13. Certain Relationships and Related Transactions	14

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	14

Signatures	20

PART I

Item 1.  Business

Business Overview

      ON Semiconductor Corporation (“ON Semiconductor” or “the Company”) is a global supplier of high-performance broadband and power management integrated circuits and standard semiconductors used in numerous advanced devices ranging from high-speed fiber optic networking equipment to the precise power management functions found in today’s advanced portable electronics. Our technology portfolio is lead by high-speed digital and mixed signal silicon critical to today’s technology solutions requiring speed, capacity and throughput. Our analog technology product portfolio is critical in serving power management needs for portable electronics and access to today’s pervasively connected world.

      Our products provide high-performance clock management and data flow management for precision computing and communications systems, and power management for distributing and monitoring the supply of power to the different elements within virtually every electronic device. The principal end-user markets for our products are networking and computing, wireless communications, consumer electronics, automotive electronics and industrial electronics. Applications for our products in these markets include routers and other advanced networking equipment, cellular telephones and portable electronic, industrial automation and control systems.

      We have three principal product lines: broadband and advanced logic (application specific standard products, communication integrated circuits, clocks, translators and drivers) power management and standard analog (amplifiers, voltage, interfaces, references and comparators); and standard semiconductors.

      We sell our products to customers around the world, including original equipment manufacturers such as Advantest, Agilent, Alcatel, Cisco Systems, Huawei, Lucent, Nortel Networks, Nokia, Sony and Sun Microsystems, electronic manufacturing service providers such as Celestica, Flextronics, SCI and Solectron, and distributors such as Arrow and Avnet. We have design operations in Phoenix and Chandler, Arizona; East Greenwich, Rhode Island; Irvine, California; Grenoble and Toulouse France; Rozov, Czech Republic; Tokyo and Aizu, Japan; and Hong Kong, China. We operate manufacturing facilities in Arizona and Rhode Island in the United States, China, the Czech Republic, Japan, Malaysia, Mexico, the Philippines and Slovakia, directly or through joint ventures.

      Immediately prior to our August 4, 1999 recapitalization (the “Recapitalization”), we were a wholly-owned subsidiary of Motorola, Inc. (“Motorola”). We held and continue to hold, through direct and indirect subsidiaries, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector (“SCG”). As part of the Recapitalization, an affiliate of Texas Pacific Group purchased a portion of our common stock from Motorola for $337.5 million, and we redeemed common stock held by Motorola for a total of approximately $952 million. As a result, immediately subsequent to the Recapitalization, Texas Pacific Group’s affiliate owned approximately 91%, and Motorola owned approximately 9%, of our voting common stock. To finance a portion of the Recapitalization, Semiconductor Components Industries, LLC, our primary domestic operating subsidiary, borrowed $740.5 million under senior secured bank facilities, $91 million through a junior subordinated note to Motorola and $400 million through senior subordinated notes that were coissued by the Company. We also issued mandatorily redeemable preferred stock with a total initial liquidation preference of $209 million to Motorola and Texas Pacific Group’s affiliate. Because Texas Pacific Group’s affiliate did not acquire substantially all of SCG’s common stock, the basis of SCG’s assets and liabilities for financial reporting purposes was not impacted by our Recapitalization. At the time of the Recapitalization, Motorola agreed to provide us with transition and manufacturing services in order to facilitate our transition to a stand-alone company independent of Motorola.

      On April 3, 2000, we acquired all of the outstanding capital stock of Cherry Semiconductor Corporation (“Cherry”) for approximately $253.2 million in cash (including acquisition related costs), which we financed with cash on hand and borrowings of $220.0 million under our senior secured bank facilities. Cherry, which we have renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets.

      On May 3, 2000, we completed the initial public offering (“IPO”) of our common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities. In connection with this debt prepayment, we incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11 per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statement of operations and comprehensive income for 2000.

Products and Technology

      The following table provides information regarding our primary product lines:

	Broadband and	Power Management and
	Advanced Logic	Standard Analog	Standard Semiconductors

Approximate 2000 net product revenues	$312 million	$533 million	$1,167 million

Primary product function	Interfacing functions, such as interconnecting and routing (moving) electronic signals within electronic systems.	Power control and Interfacing functions in Portable and high-power Applications.	Power control and power protection functions in a broad range of products.

Sample applications	Fast routing of signals used in communication and networking switches, high-end servers, high-performance work stations, highly dense memory modules, storage networks and precision measurement test systems.	Intelligent power management and battery protection in portable applications such as pagers and portable computers.	Power management for computers, televisions, audio equipment, fluorescent lights, monitors and automotive control systems.

Types of product	Mixed-signal and emitter- coupled logic.	Amplifiers, voltage references, interfaces, comparators and mixed signal.	Bipolar and MOS gated power transistors, small signal transistors, zeners, thyristors, rectifiers, standard logic integrated circuits.

Representative original equipment manufacturers customers and end users	Alcatel Cisco Systems Ericsson Fujitsu Hewlett-Packard Lucent Technologies Motorola Nokia Nortel Networks Siemens	Alcatel Delphi Ericsson Intel Motorola Nokia Philips Siemens Sony Visteon	DaimlerChrysler Delphi Delta Motorola Nokia Philips Seagate Siemens Valeo Visteon

      Broadband Products. ON Semiconductor is a global leader in creating high-performance integrated circuit solutions critical to today’s broadband applications. We design and deliver application-specific integrated circuits using advanced technologies that address the high-performance needs of wireless, networking and data management. Our extensive broadband portfolio, led by our ECLinPS family, are designed into state-of-the-art systems such as communication and networking switches, high-end servers, high-performance work stations, highly dense memory modules, storage networks and precision measurement test systems. We enable application specific designs for today’s advanced networks, including Asynchronous Transfer Mode (ATM), Enterprise Networks, Storage Area Networks (SAN) and Internet Protocol (IP) applications.

      Power Management Products and Standard Analog. One of the fastest growing segments within the analog market is power management. ON Semiconductor is one of the largest suppliers of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC/ DC regulators, AC/ DC off-line regulators, linear regulators, PWM/ PFM controllers, PFC pre-regulators and battery charging/management integrated circuits. Our products are engineered and manufactured to meet the power management needs of high-performance applications to customers in the wireless, automotive and computing markets.

      Standard Semiconductor Products. ON Semiconductor offers an extensive line of standard semiconductors, including standard logic integrated circuits and nearly all discrete semiconductors other than sensors, optoelectronics, RF and microwave power transistors. These products are found in nearly every electronic product, including computers, cellular phones, mass storage devices, televisions, radios, VCRs, DVD players and pagers.

Customers

      Our customer base includes original equipment manufacturers, electronic manufacturing service providers and preferred distributors. Our products are ultimately purchased by end users for use in a variety of markets, including networking and computing, wireless communications, consumer electronics, automotive electronics and industrial. Sales to Arrow, Avnet and Motorola accounted for approximately 12%, 11% and 10%, respectively, of our total revenue during 2000, compared to 9%, 10% and 16%, respectively, of our total revenue for the period from August 4, 1999 to December 31, 1999.

      Original Equipment Manufacturers. Direct sales to original equipment manufacturers accounted for approximately 43% of our net product revenues in 2000 and approximately 48% of our net product revenues in 1999. These customers include a variety of companies in the electronics industry, such as Agilent, Alcatel, Cisco Systems, Hewlett-Packard, Lucent Technologies, Motorola, Nortel Networks, Philips, Siemens and Sony, and automotive manufacturers, such as DaimlerChrysler, Delphi and Visteon. We intend to focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. We expect large multi-nationals and selected regional accounts, which are significant in specific markets, to be our core original equipment manufacturer customers. The target market customers in the communications, power management and broadband markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. We expect overall sales to original equipment manufacturers to continue to decline as a percentage of sales as these customers increasingly purchase component products through distributors or outsource their manufacturing to electronic manufacturing service providers. Distributors and electronic manufacturing service providers are representing a larger share of the market in general, and we expect these customers to represent a larger percentage of our total addressable market in the future. We do not anticipate any significant effect on our overall sales from this shift in the customer base.

      Distributors. Sales to distributors accounted for approximately 45% of our net product revenues in 2000 and approximately 44% of our net product revenues in 1999. Our distributors, which include Arrow, Avnet and All American, resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. They expect larger original equipment manufacturers to become an increasingly important category of distributors’ direct customers.

      Electronic Manufacturing Service Providers. Direct sales to electronic manufacturing service providers accounted for approximately 12% of our net product revenues in 2000 and approximately 8% of our net product revenues in 1999. Our largest electronic manufacturing service customers are Celestica, Delta Electronics, Flextronics, Solectron and SCI. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to service this increasingly important marketplace, including the use of the Internet not only for order and payment processing but also to promote more immediate communication among our sales and support staff and these customers.

Manufacturing Operations

      We operate our manufacturing facilities either directly or through joint ventures. Four of these are front-end wafer facilities located in Japan, Slovakia and the United States; four are back-end assembly and test facilities located in China, Malaysia and the Philippines; and three are integrated front-end and back-end facilities located in the Czech Republic, Malaysia and Mexico. In addition to these manufacturing and assembly operations, our Terosil facility in Roznov, Czech Republic, manufactures raw wafers that are used by a number of our facilities. We also use third-party contract manufacturers other than our joint ventures. Our agreements with these contract manufacturers typically require them to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship.

      The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint ventures, and the products produced at these facilities.

Location	Products	Size

		(sq. ft.)

Integrated Facilities:

Roznov, Czech Republic (Tesla joint venture)	Power Management and Standard Analog	321,000

Seremban, Malaysia	Standard semiconductors	90,000

Guadalajara, Mexico	Standard semiconductors	254,000

Front-end Facilities:

Phoenix, Arizona	Broadband and Advanced Logic, Standard semiconductors	239,000

Aizu, Japan	Power Management and Standard Analog, Standard semiconductors	256,000

Piestany, Slovakia	Standard semiconductors	915,000

East Greenwich, Rhode Island	Power Management and Standard Analog	209,000

Back-end Facilities:

Leshan, China (Leshan joint venture)	Standard semiconductors	264,000

Seremban, Malaysia (joint venture with Philips)	Standard semiconductors	514,000

Seremban, Malaysia	Standard semiconductors	239,000

Carmona, Philippines	All	180,000

Other Facilities:

Roznov, Czech Republic (Terosil joint venture)	Raw wafers	69,000

      We have entered into an agreement with Motorola to continue to provide manufacturing services to each other for limited periods of time following our Recapitalization. We negotiated fixed prices with Motorola for the services covered by these agreements to approximate each party’s cost of providing the services. Subject to our right to cancel upon six months written notice, we have minimum commitments to purchase manufacturing services from Motorola of approximately $56 million, $45 million and $44 million in 2001, 2002 and 2003, respectively. Motorola has no minimum purchase commitments remaining.

      A portion of our manufacturing activity is conducted through our joint ventures in the Czech Republic, China and Malaysia. In 2000, purchases from the joint ventures represented approximately $193 million of our cost of sales.

      In the Czech Republic, we operate two joint ventures, Tesla and Terosil. These joint ventures are publicly traded Czech companies in which we currently directly own a 78.8% and 75.2% equity interest, respectively. The Tesla joint venture operates an integrated front-end manufacturing and back-end assembly facility. The Terosil joint venture manufactures raw wafers that are used by a number of our facilities. We have committed to purchase all of the output of the Tesla joint venture or, to the extent we do not do so, pay for its fixed and semi-fixed costs of production. We also have fixed minimum commitments for the Terosil joint venture. In 2000, we purchased the total output of Tesla and 77% of the sales of Terosil, which exceeded our minimum commitment. These commitments expire in February 2004.

      In Leshan, China, we operate one joint venture, Leshan-Phoenix Semiconductor Company Ltd. We beneficially own a majority of the outstanding equity interests of the Leshan joint venture, and the remainder is owned by Leshan Radio Company Ltd. Due to certain rights held by the minority shareholder, we do not exercise control over this entity and therefore, account for it using the equity method of accounting for investments. The Leshan joint venture operates a back-end manufacturing facility. We have committed to purchase a percentage of the total output commensurate with our ownership stake, and in 2000 actually purchased 75% of the total sales of Leshan. The Leshan joint venture expires in 2045.

      In Seremban, Malaysia, we have a 50% investment in Semiconductor Miniatures Products Malaysia Sdn. Bhd., (“SMP”) a joint venture with Philips Semiconductors International B.V. SMP operates a back-end assembly facility. The terms of the joint venture agreement provide Philips with the right to purchase our interest, between January 2001 and July 2002. On February 1, 2001, Philips exercised its purchase right, acquiring full ownership of this joint venture. We do not expect the acquisition by Philips to have a material impact on our financial condition or results of operations.

      Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. We have no agreements with any of our suppliers that impose minimum or continuing supply obligations and we obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials used by us are currently available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Sales, Marketing and Distribution

      Our global sales and marketing organization serves customers in 37 countries. We operate regional headquarters Aylesbury, U.K., Phoenix, Arizona, and Hong Kong, China. We support our customers through logistics organizations, and just-in-time warehouses. Global and regional distribution partners further support our customer’s needs for quick response and service. We offer efficient, cost-effective Internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions.

      Motorola agreed to continue to provide us with worldwide shipping and freight services for a period of up to three years following our Recapitalization. The cost allocated to us by Motorola for these services is based our sales as a percentage of total Motorola Semiconductor Products Sector plus ON Semiconductor sales. Because our products are sold in higher volumes than other Motorola products for comparable sales, this allocation may result in better prices than we could obtain from third parties. However, we believe we will be able to replace these services on comparable terms at the expiration of this agreement because of increased efficiencies resulting from a shipping and freight organization dedicated to our products and ongoing factory consolidations (see Note 6 to the Consolidated Financial Statements at Exhibit 13 of this Form 10-K for a discussion of the restructuring programs in 1999 and 2000 at manufacturing facilities in Mesa, Arizona and Guadalajara, Mexico).

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

      We own rights to a number of patents, trademarks, copyrights, trade secrets, and other intellectual property directly related to and important to our business. In connection with our Recapitalization, Motorola also granted rights and licenses to certain patents, trademarks, copyrights, trade secrets, and other intellectual property necessary for us to manufacture, market and sell our existing products and those contemplated in its long range plans. Presently, we own more than 740 U.S. and foreign patents, 57 trademarks and intellectual property rights in as many as 39 semiconductor fabrication processes. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

      Under an intellectual property agreement that we entered into with Motorola as part of our Recapitalization, Motorola assigned approximately 280 U.S. patents and patent applications, approximately 280 foreign patents and patent applications, rights to over 50 trademarks (not including the Motorola name) previously used in connection with our products, rights in know-how relating to at least 39 semiconductor fabrication processes and rights in specified copyrightable materials. In addition, Motorola licensed on a non-exclusive, royalty-free basis other patent, trademark, copyright and know-how rights used in connection with our existing products and products contemplated in our long-range plans. We have perpetual, royalty-free, worldwide rights under Motorola’s patent portfolio and other intellectual property, existing as of the date of our Recapitalization or created in the ensuing five years (the five-year period existing only with respect to patents), as necessary to manufacture, market, and sell our existing and long range plan product lines. Additionally, Motorola provided us with a limited indemnity umbrella to protect us from some infringement claims by third parties who have granted Motorola licenses as of the date of our Recapitalization, which will assist us in developing our own patent position and licensing program. We believe that we have the right to use all Motorola-owned technology used in connection with the products we currently offer.

      We market our products under the ON Semiconductor™ name. For one year after our Recapitalization, we retained the limited ability to use the Motorola trade name in connection with the sale, distribution and advertisement of some products we offer. If, however, the removal of the Motorola trade name from any of these products would require the product to be requalified by any of our customers, then we may continue to use the Motorola trade name, for up to two years after our Recapitalization, to allow us to continue selling the product pending its requalification. In addition, for two years after our Recapitalization, we have the ability to utilize the transition statement “formerly a division of Motorola” in connection with the sale, distribution and advertisement of some products we offer.

Seasonality

      Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, over the past three years, various events have disrupted this pattern. In 1998, third quarter revenues declined, primarily as a result of the Asian economic crisis. In 1999, third and fourth quarter revenues increased due to the continuing recovery in the semiconductor market. In 2000, fourth quarter revenues declined due slowing demand in the semiconductor market.

Backlog

      Our trade sales are made primarily pursuant to standard purchase orders that are generally booked up to 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and estimated orders based on customer forecasts, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Backlog on December 31, 2000 was approximately $402 million compared to approximately $400 million on December 31, 1999. See Exhibit 13 to this Form 10-K, “Recent Developments” on page 10 of the 2000 Annual Report to Stockholders.

      In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities at specific prices are, typically, contractually subject to price or quantity revisions and are, as a matter of industry practice, often not enforced. Therefore, we believe that a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

      We sell products to key customers pursuant to contracts that are typically annual fixed-price agreements subject, in some cases, to quarterly negotiations. These contracts allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered product. However, these contracts are typically amended to reflect changes in prices and customer demands.

Competition

      The semiconductor industry, particularly the market for general purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Many of these competitors have substantially greater financial and other resources than us with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Significant competitors in the broadband and advanced logic market include AMCC, Micrel and Vitesse. Significant competitors in the power management and standard analog market include Analog Devices, Fairchild, Linear Technology, Maxim Integrated Products, National Semiconductor, ST Microelectronics and Texas Instruments. Significant competitors in the standard semiconductor product market include Fairchild, International Rectifier, Philips, Rohm, ST Microelectronics, Texas Instruments and Toshiba. The semiconductor components industry has also been undergoing significant restructuring and consolidations that could adversely affect our competitiveness.

Government Regulation

      Our manufacturing operations are subject to environmental and worker health and safety laws and regulations. These laws and regulations include those relating to the emissions and discharges into the air and water; the management and disposal of hazardous substances; the release of hazardous substances into the environment at or from our facilities and at other sites; and the investigation and remediation of resulting contamination.

      Our manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. Motorola has retained responsibility for this contamination, and has agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

      The manufacturing facilities in Slovakia and those of the joint ventures in the Czech Republic have ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that these facilities were operated by government-owned entities. In each case, these remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The governments of the Czech Republic and Slovakia have agreed to indemnify us and the joint ventures, subject to specified limitations, the respective joint ventures for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

      We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. We do not expect the cost of compliance with existing environmental and health and safety laws and regulations, and liability for currently known environmental conditions, to have a material adverse effect on our business or prospects. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs.

Employees

      We employ approximately 14,900 people worldwide, consisting of approximately 10,700 people employed directly and approximately 4,200 people employed through our joint ventures, most of whom are engaged in manufacturing services. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as works councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law.

Executive Officers of the Registrant

      See Part III, Item 10 of this report for information concerning executive officers.

Geographical Information

      For certain geographic operating information, see Note 17, “Segment Information” of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 13 on this Form 10K.

      In addition to the above for this Item 1. Business, see pages 4 to 8 of the 2000 Annual Report to Stockholders included in Exhibit 13 to this Form 10-K and incorporated by reference herein.

Item 2.  Properties

      In the United States, our corporate headquarters as well as manufacturing, research and development and warehouse operations are located in approximately 1.8 million square feet of space in properties that we own in Phoenix, Arizona and East Greenwich, Rhode Island. We also lease approximately 40,000 square feet in Tempe and Chandler, Arizona that is used for research and development, warehouse and office facilities. We have entered into lease agreements for approximately 115,000 square feet of space used for sales offices and warehouses in locations such as Huntsville, Alabama; Irvine, San Diego, Cupertino, Encino and Santa Clara, California; Littleton, Colorado; Boca Raton and Tampa, Florida; Duluth, Georgia; Schaumburg, Illinois; Indianapolis and Kokomo, Indiana; Woburn, Massachusetts; Columbia, Maryland; Livonia and Troy, Michigan; Plymouth, Minnesota; Raleigh, North Carolina; Rochester and Hauppauge, New York; Portland, Oregon; Hatfield, Pennsylvania; Plano, Texas; Bellevue, Washington; and Brookfield, Wisconsin. Lease terms range between one year and five years. Prices for the leases have been fixed throughout their terms at amounts intended to approximate the actual historical cost of the covered properties.

      As part of our Recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting to us options to purchase or to lease the subsurface rights of the land.

      We own our manufacturing facilities in Japan, Malaysia, Mexico, the Philippines and Slovakia. These facilities are primarily manufacturing operations, but also include office facilities and warehouse space. We own approximately 817,000 square feet of manufacturing, warehouse and office space in Japan, Malaysia, the

Philippines and Slovakia and own a approximately 382,000 square foot manufacturing and office complex in Guadalajara, Mexico.

      In connection with our joint ventures, we also own manufacturing, warehouse and office space in Seremban, Malaysia, Leshan, China and Rosnov, Czech Republic.

      We have also entered into lease agreements for approximately 190,000 square feet of space for research and development, warehouses, logistics centers, sales and trading offices in locations including Bermuda, Brazil, Canada, China, Czech Republic, Denmark, Finland, France, Germany, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, Philippines, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. Lease terms for the sales offices are between one year and five years. We operate distribution centers, which are leased or contracted through a third party, in locations including Canada, China, France, Germany, Japan, Mexico, Singapore and Taiwan, as well as in Alabama, Indiana and Pennsylvania in the United States. Also, Motorola leases approximately 70,000 square feet of space at our Phoenix facility for a period which expires in 2004. In general, prices for these leases have been fixed throughout their term at amounts intended to approximate the actual historical cost of the covered properties.

      We believe that our facilities around the world, whether owned or leased, are well-maintained. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the over-the-counter market under the symbol ONNN and is quoted on the Nasdaq National Market. Although our initial public offering was completed on May 3, 2000, our stock began trading on an as-issued basis on April 28, 2000. The following table sets forth the quarterly high and low sale prices for our common stock as reported by the Nasdaq National Market for 2000 from April 28, 2000:

Range of Sales Price

2000	High	Low

Second Quarter (from April 28, 2000)	$27.7500	$17.8125

Third Quarter	$24.6875	$10.1250

Fourth Quarter	$12.9375	$4.0000

      As of December 31, 2000 there were 98 stockholders of record and 172,746,435 common shares outstanding.

      We have neither declared nor paid any cash dividends on our common stock since our initial public offering, and we do not presently intend to do so. Future dividend policy will depend upon our earnings, capital requirements, financial condition and other factors deemed relevant by our Board of Directors.

Item 6.  Selected Financial Data

      This item is incorporated by reference from page 8 of the 2000 Annual Report to Stockholders included in Exhibit 13 to this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This item is incorporated by reference from pages 9 to 19 of the 2000 Annual Report to Stockholders included in Exhibit 13 to this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

      As of December 31, 2000, our long-term debt (including current maturities) totaled $1,258.3 million. We have no interest rate exposure due to rate changes for our fixed rate interest bearing debt, which totaled $389.0 million. We do have interest rate exposure with respect to the $869.3 million outstanding balance on our senior bank facilities due to its variable LIBOR pricing; however, from time to time, we have entered into interest rate swaps to reduce this interest rate exposure. As of December 31, 2000, we had four interest rate swaps covering exposures on $255 million of our variable interest rate debt. A 50 basis point increase in interest rates would result in increased annual interest expense of $3.1 million for the next twelve months.

      A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, as a multinational business, we also conduct these activities through transactions denominated in a variety of other currencies. We use forward foreign currency contracts to hedge firm commitments and reduce our overall exposure to the effects of currency fluctuations on our results of operations and cash flows. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments. This strategy reduces, but does not eliminate, the short-term impact of foreign currency exchange rate movements. For example, changes in exchange rates may affect the foreign currency sales price of our products and can lead to increases or decreases in sales volume to the extent that the sales price of comparable products of our competitors are less or more than the sales price of our products. Our policy prohibits speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Item 8.  Financial Statements and Supplementary Data

      The Report of Independent Accountants, the independent auditors report the consolidated financial statements for the year ended December 31, 2000 and the period from August 4, 1999 to December 31, 1999 and the notes to the consolidated financial statements and the combined statements of revenues less directed and allocated expenses before taxes for the period from January 1, 1999 through August 3, 1999 and the year ended December 31, 1998 are incorporated by reference from pages 20 to 52 of the 2000 Annual Report to Stockholders. See Part IV, Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Reference is made to the text under the captions, “Management Proposals — Proposal 1 — Election of Directors”, “The Board of Directors”, “Compensation of Executive Officers”, and “Section 16(b) Reporting Compliance” in the Proxy Statement for the May 23, 2001 Annual Meeting of Stockholders of the Registrant for incorporation of information concerning directors and persons nominated to become directors, and executive officers. Certain additional information concerning executive officers and key officers as of December 31, 2000 is set forth below.

Name	Age	Position

Steven P. Hanson	52	President and Chief Executive Officer*

James Thorburn	45	Senior Vice President and Chief Operating Officer*

William George	58	Senior Vice President and Chief Manufacturing Officer*

Dario Sacomani	44	Senior Vice President, Chief Financial Officer and Treasurer*

Michael Rohleder	44	Senior Vice President and Director of Sales and Marketing*

George H. Cave	43	Vice President, Secretary and General Counsel*

Samuel Anderson	43	Vice President and Director of Strategic Business Development**

Alistair Banham	45	Vice President and General Manager EMEA and Service and E-Commerce Strategy**

Collette T. Hunt	48	Vice President and General Manager of Discrete Products Business Unit**

Henry Leung	48	Vice President and General Manager Asia Pacific**

Ralph Quinsey	44	Vice President and General Manager of Analog Products Business Unit**

William Schromm	42	Vice President and General Manager of Logic Products Business Unit**

James Stoeckmann	45	Vice President and Director of Human Resources**

Chandramohan Subramaniam	44	Vice President and Director of Internal Manufacturing**

Frans van Wijk	43	Vice President and General Manager of Broadband Business Unit**

Peter Zdebel	55	Vice President and Chief Technology Officer**

*	Executive Officers of both ON Semiconductor and Semiconductor Components Industries, LLC (“SCI, LLC”).
**	Executive Officers of SCI, LLC.

      Steven P. Hanson. Mr. Hanson served as the Senior Vice President and General Manager of Motorola’s Semiconductor Components Group from June 1997. He became our President and a member of our Board of Directors in August 1999 and our Chief Executive Officer in January 2000. Mr. Hanson has held several executive and management positions, including Corporate Vice President, since he joined Motorola in 1971.

      James Thorburn. Prior to assuming the position of Senior Vice President and Chief Operating Officer in August 1999, Mr. Thorburn was the Chief Financial Officer of Zilog, Inc., a position he had held since May 1998. Prior to his tenure at Zilog, Mr. Thorburn spent 17 years at National Semiconductor, most recently as Vice President of Operations Finance. Effective March 10, 2001, Mr. Thorburn separated from ON Semiconductor and SCI, LLC, and each of their subsidiaries.

      William George. For two years prior to assuming the position of Senior Vice President and Chief Manufacturing Officer in August 1999, Mr. George held several executive and management positions, including directing investment and operation strategy for Motorola’s worldwide manufacturing operations, since he joined Motorola in 1968. Mr. George also holds a position as director on the board of Primarion, Inc.

      Dario Sacomani. Mr. Sacomani served as the Vice President and Director of Finance of Motorola’s Semiconductor Components Group from July 1997 until he assumed the position of Senior Vice President and Chief Financial Officer in August 1999. Mr. Sacomani has held several executive and management positions, including Vice President and Financial Controller for the European Semiconductor Group of Motorola, since he joined Motorola in 1980.

      Michael Rohleder. For two years prior to assuming the position of Senior Vice President and Director of Sales and Marketing in September 1999, Mr. Rohleder was President and Chief Executive Officer of Wyle Electronics, a member of the VEBA Electronics Group. Prior to his tenure at Wyle, Mr. Rohleder served as Chief Executive Officer of Insight Electronics, also a member of the VEBA electronics group, for a period of seven years.

      George H. Cave. Mr. Cave has served as General Counsel and Assistant Secretary for the Company since August 1999. He was elected Secretary in March 2000 and Vice President in May 2000. Before his tenure with the Company, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for a period of five years.

      Samuel Anderson. Prior to assuming the position of Vice President and Director of Strategic Business Development, Mr. Anderson served as Director of Operations for the Mixed Signal Logic Business Unit at Motorola. Mr. Anderson has held various positions during his 13-year tenure at Motorola, including Director of Business Alliances and Technology Acquisitions and Director of New Product Development in the Analog Division.

      Alistair Banham. Prior to assuming the position of Vice President and General Manager, Europe, Middle East and Africa and Service and E-Commerce Strategy in August 1999, Mr. Banham served as General Manager of Motorola’s Semiconductor Components Group for Europe, the Middle East and Africa beginning in April 1999. Mr. Banham has managed various foreign aspects of Motorola’s semiconductor products business, including leadership of the European Motorola Segment Sales and Engineering Applications Team, since he joined Motorola in 1989.

      Collette T. Hunt. Prior to assuming the position of Vice President and General Manager of Discrete Products Business Unit in August 1999, Ms. Hunt served as Vice President of Motorola’s Semiconductor Products Sector beginning in 1994 and as Director of Product Operations of the Semiconductor Components Group beginning in 1998. Ms. Hunt has held various executive and managerial positions, including positions on the board of directors of Motorola’s joint venture operations in Malaysia and China, since she joined Motorola in 1984.

      Henry Leung. Prior to assuming the position of Vice President and General Manager, Asia Pacific in August 1999, Mr. Leung served as the director in the Asia Pacific Region for Motorola’s Semiconductor Components Group beginning in 1994. Mr. Leung has held several positions, including Business Director of Motorola’s Semiconductor Component Group (Discrete Products) for the Asia Pacific Region, since he joined Motorola in 1976.

      Ralph Quinsey. From 1997 until he assumed the position of Vice President and General Manager of Analog Products Business Unit in August 1999, Mr. Quinsey served as Vice President and General Manager of Motorola’s Semiconductor Products Sector Wireless Subscriber Systems Group. Prior to that time, Mr. Quinsey served as General Manager for the Logic and Analog Integrated Circuits Mixed Signal Communications Products Division of Motorola. Mr. Quinsey has held several management positions since he joined Motorola in 1979.

      William Schromm. Prior to assuming his position as Vice President and General Manager of Logic Products Business Unit in November 2000, Mr. Schromm held the position of Director of Standard Logic Operations from September of 1999. Before his tenure with the Company, Mr. Schromm served in director and managerial positions for Motorola within its manufacturing, product and marketing operations since he joined Motorola in 1980.

      James Stoeckmann. Prior to assuming the position of Vice President and Director of Human Resources in August 1999, Mr. Stoeckmann served as the Director of Human Resources for Motorola’s Semiconductor Components Group beginning in January 1997. Mr. Stoeckmann has held several positions, including Human Resources Director for SCG Worldwide Manufacturing, since he joined Motorola in 1984.

      Chandramohan Subramaniam. Prior to assuming the position of Vice President and Director of Internal Manufacturing in August 1999, Mr. Subramaniam held several director and management positions, including Director of Asia Manufacturing, General Manager Seremban and Director of Quality and Continuous Improvement, after joining Motorola in 1984.

      Frans van Wijk. Prior to assuming the position of Vice President and General Manager of Broadband Business Unit, Mr. van Wijk served as Senior Vice President and General Manager of Philips Semiconductor from April 1996 to September 2000. Mr. van Wijk also served as General Manager, Marketing Consumer Integrated Circuits for Philips Semiconductor, Nijmegen, The Netherlands from February 1993 to April 1996; along with numerous other management positions with Philips Semiconductor since 1982.

      Peter Zdebel. Prior to assuming the position of Vice President and Chief Technology Officer, Mr. Zdebel held several director and management positions, including Vice President and Director of System-on-Chip Technology Strategy, after joining Motorola in 1984.

      The present term of office for the officers named above will generally expire on their earlier retirement, resignation or removal. There is no family relationship among any such officers.

Item 11.  Executive Compensation

      Information concerning executive compensation is incorporated by reference from the text under the captions, “The Board of Directors — Compensation of Directors”, “Compensation of Executive Officers”, “Compensation Committee Report”, “Performance Graph — Stock Price Performance”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the May 23, 2001 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information concerning ownership of equity stock of the Registrant by certain beneficial owners and management is incorporated by reference from the text under the captions, “Principal Stockholders” and “Share Ownership of Directors and Officers” in the Proxy Statement for the May 23, 2001 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions involving the Registrant and certain others is incorporated by reference from the text under the caption, “Relationships and Related Transactions” in the Proxy Statement for the May 23, 2001 Annual Meeting of Stockholders.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Consolidated Financial Statements:

The report of independent accountants, the independent auditors’ report and the following financial statements of the Company are incorporated herein by reference from the 2000 Annual Report to Stockholders and are included in Exhibit 13 in this form 10-K. Page number references are to the 2000 Annual Report to Stockholders.

Page

ON Semiconductor Corporation and Subsidiaries Consolidated Financial Statements:

Report of Independent Accountants	20

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999	22

Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2000 and for the period from August 4, 1999 through December 31, 1999	23

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2000 and the period from August 4, 1999 through December 31, 1999	24

Consolidated Statements of Cash Flows for the year ended December 31, 2000 and the period from August 4, 1999 through December 31, 1999	25

Notes to Consolidated Financial Statements	27

Semiconductor Components Group of Motorola, Inc. Combined Financial Statements:

Independent Auditors’ Report	45

Combined Statements of Revenues Less Direct and Allocated Expenses Before Taxes for the year ended December 31, 1998 and the period from January 1, 1999 through August 3, 1999	46

Notes to Combined Financial Statements	47

      (2)  Consolidated Financial Statement Schedules:

Page

Schedule II — Valuation and Qualifying Accounts and Reserves	F-1, F-2

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

      (b)  Reports on Form 8-K :

      During the fourth quarter of 2000, ON Semiconductor filed one report on Form 8-K dated December 12, 2000 and filed December 13, 2000. The report, which was filed pursuant to Items 5 and 7, reported revised revenue and earnings per share estimates for the Company’s fourth quarter 2000, first quarter 2001 and fiscal year 2001, and included as an exhibit a press release dated December 12, 2000 titled “ON Semiconductor Updated Fourth Quarter Earnings Estimates.”

      (c) Exhibits

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC.† (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp.† (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000) (incorporated by reference from Exhibit 3.1 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)

3.2	Amended and Restated Bylaws of SCG Holding Corporation (incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.1	Specimen of share certificate of Common Stock, par value $.01, SCG Holding Corporation (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.1	Amended and Restated Credit Agreement, dated as of April 3, 2000, among SCG Holding Corporation, Semiconductor Components Industries, LLC, The Chase Manhattan Bank, as Administrative Agent, Credit Lyonnais New York Branch as Co-Documentation Agent, DLJ Capital Funding, Inc., as Co-Documentation Agent, Lehman Commercial Paper Inc., as Co-Documentation Agent and Chase Securities Inc., as Arranger and the other financial institutions party thereto (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.2	Indenture, dated as of August 4, 1999 among SCG Holding Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and State Street Bank and Trust Company, as trustee, relating to the 12% Senior Subordinated Notes due 2009 (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.3	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.4	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††
10.5	Transition Services Agreement, dated August 4, 1999, among Motorola, Inc., SCG Holding Corporation, and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.6 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.6	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)
10.7	Motorola Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.8	SCG Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.9 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.9	Motorola Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.10 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.10	SCG Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.11 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.11	Equipment Lease and Repurchase Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.12	Equipment Passdown Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.13	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.14	Lease for 52nd Street property, dated July 31, 1999, among Motorola Inc. as Lessor and Semiconductor Components Industries, LLC, as Lessee (incorporated by reference from Exhibit 10.15 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.15	Lease for U.S. Locations (Mesa, Chandler, 56th Street and Tempe), dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola, Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.16	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.17	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.18	Employment Agreement, dated as of September 13, 1999, between Semiconductor Components Industries, LLC and Michael Rohleder (incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.19(a)	Employment Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.20 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.19(b)	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000 (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.20	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.21	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.22 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.22(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)
10.22(b)	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary (incorporated by reference from Exhibit 10.3 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.23(a)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.23(b)	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)

10.24	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and Steven Hanson (incorporated by reference from Exhibit 10.26 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.25	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and Dario Sacomani (incorporated by reference from Exhibit 10.27 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.26	Stock Option Agreement, dated as of November 8, 1999, between SCG Holding Corporation and James Thorburn (incorporated by reference from Exhibit 10.28 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.27	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and William George (incorporated by reference from Exhibit 10.29 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.28	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and Michael Rohleder (incorporated by reference from Exhibit 10.30 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.29	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and Richard Boyce (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.30	Stock Option Agreement, dated as of November 22, 1999 between SCG Holding Corporation and Curtis J. Crawford (incorporated by reference from Exhibit 10.32 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.31	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.32	Junior Subordinated Note Due 2011 payable to Motorola, Inc. (incorporated by reference from Exhibit 4.4 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.33(a)	2000 Stock Incentive Plan (incorporated by reference from Exhibit 10.33(a) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.33(b)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.33(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.33(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.34	2000 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.35	ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.36	Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.37	2000 ON Semiconductor Executive Council Bonus Incentive Plan(1)(2)

10.38	2000 Key Contributor Incentive Plan(1)(2)

10.39	2000 Non-Manufacturing Incentive Plan(1)(2)

10.40	2000 Manufacturing Incentive Plan(1)(2)

10.41	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Curtis J. Crawford(1)(2)

10.42	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and David Bonderman(1)(2)

10.43	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Richard W. Boyce(1)(2)

10.44	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Justin T. Chang(1)(2)

10.45	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and William A. Franke(1)(2)

10.46	Non-Qualified Stock Option Agreement for Directors, dated as of April 28, 2000, between SCG Holding Corporation and Jerome Gregoire(1)(2)

10.47	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Jerome Gregoire(1)(2)

10.48	Non-Qualified Stock Option Agreement for Directors, dated as of April 28, 2000, between SCG Holding Corporation and Albert Hugo-Martinez(1)(2)

10.49	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Albert Hugo-Martinez(1)(2)

10.50	Non-Qualified Stock Option Agreement for Directors, dated as of July 19, 2000, between SCG Holding Corporation and John Marren(1)(2)

10.51	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and David M. Stanton(1)(2)

11.	Statement re Computation of Per Share Earnings(1)

13.	2000 Annual Report to Stockholders. (Portions not incorporated by reference are furnished for informational purposes and are not filed herewith)(1)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of KPMG LLP, independent auditors(1)

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants(1)

24.1	Powers of Attorney(1)

99.1	Risk Factors(1)

99.2	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

†† Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION

By:	/s/STEVEN P. HANSON

Name: Steven P. Hanson
Title: President and Chief Executive Officer

March 29, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ STEVEN P. HANSON Steven P. Hanson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2001
/s/ DARIO SACOMANI Dario Sacomani	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2001
/s/ CURTIS J. CRAWFORD Curtis J. Crawford*	Chairman of the Board of Directors	March 29, 2001
/s/ DAVID BONDERMAN David Bonderman*	Director	March 29, 2001
/s/ RICHARD W. BOYCE Richard W. Boyce*	Director	March 29, 2001
/s/ JUSTIN T. CHANG Justin T. Chang*	Director	March 29, 2001
/s/ WILLIAM A. FRANKE William A. Franke*	Director	March 29, 2001
/s/ JEROME N. GREGOIRE Jerome N. Gregoire*	Director	March 29, 2001
/s/ ALBERT HUGO-MARTINEZ Albert Hugo-Martinez*	Director	March 29, 2001
/s/ JOHN J. LEGERE John J. Legere*	Director	March 29, 2001
/s/ JOHN W. MARREN John W. Marren*	Director	March 29, 2001
*By: /s/ DARIO SACOMANI Dario Sacomani	Attorney in Fact	March 29, 2001

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors of

ON Semiconductor Corporation:

      Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 incorporated by reference in this Annual Report on Form 10-K of ON Semiconductor Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Phoenix, Arizona

February 1, 2001

F-1

ON SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Deductions/	Balance at
Description	of Period	Expenses	Accounts	Writeoffs	End of Period

	(in millions)
Allowance for doubtful accounts

Period from August 4, 1999 through December 31, 1999	$—	$2.0	$—	$—	$2.0

Year ended December 31, 2000	$2.0	$0.8	$1.4 (1)	$1.1	$3.1

(1)	These amounts represent valuation reserves obtained through the acquisition of Cherry Semiconductor.

F-2

Other information about ON Semiconductor Corporation may be found in its quarterly Form 10-Q and its Annual Report to Stockholders. These reports, as well as additional copies of this Form 10-K (without exhibits), are available without charge by contacting the Investor Relations Specialist at our corporate headquarters as set forth below. For more information visit ON Semiconductor’s Web site at http://www.onsemi.com.

ON Semiconductor Corporation
Attn: Investor Relations Specialist
5005 East McDowell Road
Phoenix, AZ 85008 USA
602.244.5438 (tel)
investor@onsemi.com