Form 10-K/A
period 2000-12-31
ON SEMICONDUCTOR CORP
filed 2001-04-03
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT No. 1)

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

ON Semiconductor Corporation
Amendment No. 1 to the Form 10-K for fiscal year ended December 31, 2000

    This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2000 for ON Semiconductor Corporation amends our original Form 10-K filed on March 30, 2001. The amended report is filed in order to include an exhibit index immediately preceding the exhibits, which were filed as part of our original Form 10-K. Our original Form 10-K did include an exhibit index in Part IV, Item 14(c), however, due to a clerical error by our filing agent a second exhibit index did not immediately precede the exhibits as required by Regulation S-K, Item 601 (a)(2). The pages that follow include the "Exhibit Index."

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION

April 2, 2001

By:	/s/STEVEN P. HANSON

Name: Steven P. Hanson
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ STEVEN P. HANSON Steven P. Hanson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2001
/s/ DARIO SACOMANI Dario Sacomani	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2001
/s/ CURTIS J. CRAWFORD Curtis J. Crawford*	Chairman of the Board of Directors	April 2, 2001
/s/ DAVID BONDERMAN David Bonderman*	Director	April 2, 2001
/s/ RICHARD W. BOYCE Richard W. Boyce*	Director	April 2, 2001
/s/ JUSTIN T. CHANG Justin T. Chang*	Director	April 2, 2001
/s/ WILLIAM A. FRANKE William A. Franke*	Director	April 2, 2001
/s/ JEROME N. GREGOIRE Jerome N. Gregoire*	Director	April 2, 2001
/s/ ALBERT HUGO-MARTINEZ Albert Hugo-Martinez*	Director	April 2, 2001
/s/ JOHN J. LEGERE John J. Legere*	Director	April 2, 2001
/s/ JOHN W. MARREN John W. Marren*	Director	April 2, 2001
*By: /s/ DARIO SACOMANI Dario Sacomani	Attorney in Fact	April 2, 2001

EXHIBIT INDEX

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC.† (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp.† (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000) (incorporated by reference from Exhibit 3.1 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)
3.2	Amended and Restated Bylaws of SCG Holding Corporation (incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.1	Specimen of share certificate of Common Stock, par value $.01, SCG Holding Corporation (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.1	Amended and Restated Credit Agreement, dated as of April 3, 2000, among SCG Holding Corporation, Semiconductor Components Industries, LLC, The Chase Manhattan Bank, as Administrative Agent, Credit Lyonnais New York Branch as Co-Documentation Agent, DLJ Capital Funding, Inc., as Co-Documentation Agent, Lehman Commercial Paper Inc., as Co-Documentation Agent and Chase Securities Inc., as Arranger and the other financial institutions party thereto (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.2	Indenture, dated as of August 4, 1999 among SCG Holding Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and State Street Bank and Trust Company, as trustee, relating to the 12% Senior Subordinated Notes due 2009 (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.3	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.4	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††
10.5	Transition Services Agreement, dated August 4, 1999, among Motorola, Inc., SCG Holding Corporation, and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.6 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.6	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)
10.7	Motorola Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.8	SCG Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.9 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.9	Motorola Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.10 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.10	SCG Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.11 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.11	Equipment Lease and Repurchase Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.12	Equipment Passdown Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.13	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.14	Lease for 52nd Street property, dated July 31, 1999, among Motorola Inc. as Lessor and Semiconductor Components Industries, LLC, as Lessee (incorporated by reference from Exhibit 10.15 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.15	Lease for U.S. Locations (Mesa, Chandler, 56th Street and Tempe), dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola, Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.16	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.17	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.18	Employment Agreement, dated as of September 13, 1999, between Semiconductor Components Industries, LLC and Michael Rohleder (incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.19(a)	Employment Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.20 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.19(b)	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000 (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)

10.20	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.21	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.22 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.22(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)
10.22(b)	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary (incorporated by reference from Exhibit 10.3 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.23(a)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.23(b)	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.24	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and Steven Hanson (incorporated by reference from Exhibit 10.26 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.25	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and Dario Sacomani (incorporated by reference from Exhibit 10.27 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.26	Stock Option Agreement, dated as of November 8, 1999, between SCG Holding Corporation and James Thorburn (incorporated by reference from Exhibit 10.28 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.27	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and William George (incorporated by reference from Exhibit 10.29 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.28	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and Michael Rohleder (incorporated by reference from Exhibit 10.30 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.29	Stock Option Agreement, dated as of November 22, 1999, between SCG Holding Corporation and Richard Boyce (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.30	Stock Option Agreement, dated as of November 22, 1999 between SCG Holding Corporation and Curtis J. Crawford (incorporated by reference from Exhibit 10.32 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.31	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.32	Junior Subordinated Note Due 2011 payable to Motorola, Inc. (incorporated by reference from Exhibit 4.4 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.33(a)	2000 Stock Incentive Plan (incorporated by reference from Exhibit 10.33(a) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.33(b)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.33(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.33(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.34	2000 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.35	ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.36	Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.37	2000 ON Semiconductor Executive Council Bonus Incentive Plan(1)(2)
10.38	2000 Key Contributor Incentive Plan(1)(2)
10.39	2000 Non-Manufacturing Incentive Plan(1)(2)
10.40	2000 Manufacturing Incentive Plan(1)(2)
10.41	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Curtis J. Crawford(1)(2)
10.42	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and David Bonderman(1)(2)
10.43	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Richard W. Boyce(1)(2)
10.44	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Justin T. Chang(1)(2)
10.45	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and William A. Franke(1)(2)
10.46	Non-Qualified Stock Option Agreement for Directors, dated as of April 28, 2000, between SCG Holding Corporation and Jerome Gregoire(1)(2)
10.47	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Jerome Gregoire(1)(2)
10.48	Non-Qualified Stock Option Agreement for Directors, dated as of April 28, 2000, between SCG Holding Corporation and Albert Hugo-Martinez(1)(2)
10.49	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and Albert Hugo-Martinez(1)(2)
10.50	Non-Qualified Stock Option Agreement for Directors, dated as of July 19, 2000, between SCG Holding Corporation and John Marren(1)(2)
10.51	Non-Qualified Stock Option Agreement for Directors, dated as of May 12, 2000, between SCG Holding Corporation and David M. Stanton(1)(2)
11.	Statement re Computation of Per Share Earnings(1)
13.	2000 Annual Report to Stockholders. (Portions not incorporated by reference are furnished for informational purposes and are not filed herewith.)(1)
21.1	List of Significant Subsidiaries(1)

23.1	Consent of KPMG LLP, independent auditors(1)
23.2	Consent of PricewaterhouseCoopers LLP, independent accountants(1)
24.1	Powers of Attorney(1)
99.1	Risk Factors(1)
99.2	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed with Form 10-K for the fiscal year ended December 31, 2000 on March 30, 2001.

(2)	Management contract or compensatory plan, contract or arrangement.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment