Form 10-Q
period 2001-03-30
ON SEMICONDUCTOR CORP
filed 2001-05-14
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number 000-30419

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

Yes             No

      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 4, 2001:

Class	Number of Shares

Common Stock; $.01 par value	173,431,965

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
ex-18

INDEX

Page

Part I
Financial Information

Item 1 Financial Statements	2

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Quantitative and Qualitative Disclosures About Market Risk	20
Part II
Other Information

Item 1 Legal Proceedings	21

Item 2 Changes in Securities and Use of Proceeds	21

Item 3 Defaults Upon Senior Securities	21

Item 4 Submission of Matters to a Vote of Security Holders	21

Item 5 Other Information	21

Item 6 Exhibits and Reports on Form 8-K	21

Signatures	23
Exhibits

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 30,	December 31,
	2001	2000

	(unaudited)

ASSETS

Cash and cash equivalents	$74.7	$188.9

Receivables, net (including $20.2 and $14.9 due from Motorola)	190.2	271.2

Inventories	276.2	258.1

Other current assets	51.4	39.6

Deferred income taxes	101.0	40.7

Total current assets	693.5	798.5

Property, plant and equipment, net	658.2	648.2

Deferred income taxes	292.3	286.8

Investments in joint ventures	28.7	45.3

Goodwill and other intangibles, net	135.0	140.8

Other assets	105.0	103.4

Total assets	$1,912.7	$2,023.0

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Accounts payable (including $13.8 and $7.3 payable to Motorola)	$144.9	$175.0

Accrued expenses (including $4.8 and $8.3 payable to Motorola)	115.9	184.3

Income taxes payable	14.7	22.3

Accrued interest	11.2	17.9

Deferred income on sales to distributors (See Note 2)	155.0	—

Current portion of long-term debt	11.0	5.6

Total current liabilities	452.7	405.1

Long-term debt (including $107.1 and $104.5 payable to Motorola)	1,251.2	1,252.7

Other long-term liabilities	29.1	20.8

Total liabilities	1,733.0	1,678.6

Commitments and contingencies	—	—

Minority interests in consolidated subsidiaries	6.0	6.7

Common stock ($0.01 par value, 300,000,000 shares authorized, 173,335,944 and 172,746,435 shares issued and outstanding)	1.7	1.7

Additional paid-in capital	735.1	730.4

Accumulated other comprehensive loss	(10.0)	(0.7)

Accumulated deficit	(553.1)	(393.7)

Total stockholders’ equity	173.7	337.7

Total liabilities, minority interests and stockholders’ equity	$1,912.7	$2,023.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Quarter Ended	Quarter Ended
	March 30, 2001	April 1, 2000

	(unaudited)	(unaudited)

Revenues:

Net product revenues (including $21.1 and $37.2 from Motorola)	$357.0	$451.5

Foundry revenues from Motorola	3.5	35.3

Total revenues	360.5	486.8

Cost of sales	273.9	323.4

Gross profit	86.6	163.4

Operating expenses:

Research and development	22.9	11.2

Selling and marketing	23.8	19.6

General and administrative	36.8	51.0

Amortization of goodwill and other intangibles	5.8	—

Restructuring and other charges	38.0	4.8

Total operating expenses	127.3	86.6

Operating income (loss)	(40.7)	76.8

Other income (expenses), net:

Interest expense	(29.2)	(34.7)

Equity in earnings (losses) of joint ventures	0.6	(0.2)

Gain on sale of investment in joint venture	3.1	—

Other income (expenses), net	(25.5)	(34.9)

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(66.2)	41.9

Income tax benefit (provision)	22.7	(15.7)

Minority interests	0.5	(0.7)

Net income (loss) before cumulative effect of accounting change	(43.0)	25.5

Cumulative effect of accounting change, net of income taxes of $38.8 (See Note 2)	(116.4)	—

Net income (loss)	(159.4)	25.5

Less: Redeemable preferred stock dividends	—	(6.6)

Net income (loss) available for common stock	$(159.4)	$18.9

Comprehensive income (loss):

Net income (loss)	$(159.4)	$25.5

Foreign currency translation adjustments	(2.5)	(0.3)

Minimum pension liability adjustment	(0.4)	—

Cash flow hedges:

Cumulative effect of accounting change (See Note 10)	(3.4)	—

Net losses on derivative instruments	(3.1)	—

Reclassification adjustments	0.1	—

Comprehensive income (loss)	$(168.7)	$25.2

Earnings per common share:

Basic:

Net income (loss) before cumulative effect of accounting change	$(0.25)	$0.14

Cumulative effect of accounting change	(0.67)	—

Net income (loss)	$(0.92)	$0.14

Diluted:

Net income (loss) before cumulative effect of accounting change	$(0.25)	$0.13

Cumulative effect of accounting change	(0.67)	—

Net income	$(0.92)	$0.13

Weighted average common shares outstanding:

Basic	172.8	136.7

Diluted	172.8	142.4

See accompanying note to consolidated financials.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended	Quarter Ended
	March 30, 2001	April 1, 2000

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income (loss)	$(159.4)	$25.5

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Cumulative effect of accounting change	116.4	—

Depreciation and amortization	42.5	34.2

Amortization of debt issuance costs	1.3	1.6

Provision for doubtful accounts	(0.2)	0.3

Net (gain) loss on disposals of property, plant and equipment	3.1	(0.1)

Non-cash interest on junior subordinated note payable to Motorola	2.6	2.3

Minority interests in earnings (losses) of consolidated subsidiaries	(0.5)	0.7

Undistributed (earnings) losses of joint ventures	(0.6)	0.2

Tax benefit of stock options exercised	0.1	—

Gain on sale of investment in joint venture	(3.1)	—

Deferred income taxes	(22.8)	(5.1)

Non-cash compensation charges	2.2	—

Changes in assets and liabilities:

Receivables	81.6	(14.4)

Inventories	(18.6)	0.7

Other assets	(15.6)	(5.2)

Accounts payable	(29.3)	7.3

Accrued expenses	(38.8)	(7.5)

Income taxes payable	(7.9)	1.3

Accrued interest	(6.7)	(10.1)

Deferred income on sales to distributors	(27.2)	—

Other long-term liabilities	0.4	1.1

Net cash provided by (used in) operating activities	(80.5)	32.8

Cash flows from investing activities:

Purchases of property, plant and equipment	(51.9)	(21.1)

Investments in joint ventures and other	(0.5)	(2.0)

Acquisition of minority interests in consolidated subsidiaries	(0.1)	—

Loans to joint venture	(5.0)	(5.0)

Proceeds from sale of investment in joint venture	20.4	—

Proceeds from sales of property, plant and equipment	0.3	8.8

Net cash used in investing activities	(36.8)	(19.3)

Cash flows from financing activities:

Proceeds from issuance of common stock under the employee stock purchase plan	2.3	—

Proceeds from exercise of stock options	0.1	—

Net cash provided by financing activities	2.4	—

Effect of exchange rate changes on cash and cash equivalents	0.7	—

Net increase (decrease) in cash and cash equivalents	(114.2)	13.5

Cash and cash equivalents, beginning of period	188.9	126.8

Cash and cash equivalents, end of period	$74.7	$140.3

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Background and Basis of Presentation

      The accompanying consolidated financial statements as of and for the quarter ended March 30, 2001 include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control is accounted for on the equity method. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

      The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2000 and for the year then ended included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2001.

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      On August 4, 1999, the Company was recapitalized and certain related transactions were effected (the “Recapitalization”) pursuant to an agreement among ON Semiconductor Corporation, its subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group. As a result of the Recapitalization, affiliates of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of the outstanding common stock of the Company. In addition, as part of these transactions, Texas Pacific Group received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by SCI LLC. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of Texas Pacific Group totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because Texas Pacific Group’s affiliates did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

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

Note 2:  Cumulative Effect of Accounting Change

      Effective January 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product.

      Management of the Company believes that this accounting change is a preferable method because it better aligns reporting results with, focuses the Company on, and allows investors to better understand, end user demand for the products the Company sells through distribution. This revenue recognition policy is commonly used in the semiconductor market.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cumulative effect prior to 2001 of the accounting change was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) for the quarter ended March 30, 2001. The accounting change resulted in a reduction of the Company’s net loss for the quarter ended March 30, 2001 of $14.2 million, or $.08 per share.

      The estimated pro forma effects of the accounting change are as follows:

	Quarter Ended	Quarter Ended
	March 30,	April 1,
	2001	2000

	(unaudited)	(unaudited)

As reported:

Revenues	$360.5	$486.8

Net income (loss)	(159.4)	25.5

Basic net income (loss) per share	$(0.92)	$0.14

Diluted net income (loss) per share	$(0.92)	$0.13

Pro forma amounts reflecting the accounting change applied retroactively:

Revenues	$360.5	$447.8

Net income (loss)	(43.0)	7.9

Basic net income (loss) per share	$(0.25)	$0.01

Diluted net income (loss) per share	$(0.25)	$0.01

Note 3:  Inventories

      Inventories consist of the following (in millions):

	March 30,	December 31,
	2001	2000

	(unaudited)

Raw materials	$24.1	$26.6

Work in process	139.6	123.4

Finished goods	112.5	108.1

	$276.2	$258.1

Note 4:  Restructuring and Other Charges

      In March 2001, the Company recorded a $34.2 million charge to cover costs associated with a worldwide restructuring program involving both manufacturing locations and selling, general and administrative functions. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees and $2.9 million for asset impairments that were charged directly against the related assets. As of March 30, 2001, the remaining liability relating to this restructuring was $13.6 million. As of March 30, 2001, 388 employees have been terminated under the restructuring plan.

      Also in March 2001, the Company recorded a $3.8 million charge to cover costs associated with the separation of one of the Company’s executive officers. In connection with the separation, the Company paid the former executive officer $1.9 million. In addition, the Company agreed to accelerate the vesting of his remaining outstanding options to purchase common stock and to allow such options to remain exercisable for the remainder of their ten-year term. The Company recorded a non-cash charge of $1.9 million related to the modification of these options.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2000, the Company recorded a $4.8 million charge to cover costs associated with a restructuring program at its manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets. As of March 30, 2001 there was no remaining liability related to the 2000 restructuring program.

      A summary of activity in the Company’s restructuring reserves for the quarter ended March 30, 2001 is as follows (in millions):

Balance, December 31, 2000.	$0.7

Plus: March 2001 employee separation charge	31.3

Less: Payments charged against the reserve	(18.4)

Balance, March 30, 2001.	$13.6

Note 5:  Sale of Investment in Joint Venture

      The Company had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”). As a part of the joint venture agreement, the Company’s joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase the Company’s interest in SMP between January 2001 and July 2002. On February 1, 2001, Philips exercised its purchase right, acquiring the Company’s 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million.

Note 6:  Earnings per Common Share

      Basic earnings per share are computed by dividing net income (loss) available for common stock (net income (loss) adjusted for dividends accrued on the Company’s redeemable preferred stock) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarter ended March 30, 2001, the effect of stock options is not included as it would be anti-dilutive. Earnings per share calculations before cumulative effect of accounting change are as follows (in millions, except per share data):

	Quarter Ended	Quarter Ended
	March 30,	April 1,
	2001	2000

Net income (loss) before cumulative effect of accounting change	$(43.0)	$25.5

Less: Redeemable preferred stock dividends	—	(6.6)

Net income (loss) before cumulative effect of accounting change available for common stock	(43.0)	18.9

Cumulative effect of accounting change	(116.4)	—

Net income (loss) available for common stock	$(159.4)	$18.9

Basic weighted average common shares outstanding	172.8	136.7

Add: Dilutive effect of stock options	—	5.7

Diluted weighted average common shares outstanding	172.8	142.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended	Quarter Ended
	March 30,	April 1,
	2001	2000

Earnings per share:

Basic:

Net income (loss) before cumulative effect of accounting change available for common stock	$(0.25)	$0.14

Cumulative effect of accounting change	(0.67)	—

Net income (loss) available for common stock	$(0.92)	$0.14

Diluted:

Net income (loss) before cumulative effect of accounting change available for common stock	$(0.25)	$0.13

Cumulative effect of accounting change	(0.67)	—

Net income (loss) available for common stock	$(0.92)	$0.13

Note 7:  Long-Term Debt

      In connection with the Recapitalization, the Company and SCI LLC, its primary domestic operating subsidiary (collectively, the “Issuers”), issued $400.0 million senior subordinated notes due 2009. As of March 30, 2001, $260.0 million of the senior subordinated notes were outstanding. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s foreign joint ventures in China and the Czech Republic and nominal equity interests in certain of the Company’s foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The foreign joint ventures and the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsidiaries and the Non-Guarantor Subsidiaries as of and for quarters ended March 30, 2001 and April 1, 2000 are as follows (in millions):

  As of and for the quarter ended March 30, 2001:

	Issuers

	ON Semiconductor	SCI	Guarantor	Non-Guarantor
	Corporation	LLC	Subsidiaries	Subsidiaries	Eliminations	Total
(dollars in millions)
Receivables, net	$—	$71.2	$—	$119.1	$—	$190.2

Inventories	—	49.0	3.4	281.7	(57.9)	276.2

Other current assets	—	67.7	(1.0)	128.4	32.0	227.1

Total current assets	—	187.9	2.4	529.2	(25.9)	693.5

Property, plant and equipment, net	—	163.5	52.1	446.9	(4.3)	658.2

Deferred income taxes	—	295.0	14.7	(17.4)	—	292.3

Goodwill and other intangibles	—	10.2	124.8	—	—	135.0

Investments and other assets	241.6	283.3	42.6	1.8	(435.6)	133.7

Total assets	$241.6	$939.9	$236.6	$960.5	$(465.8)	$1,912.7

Accounts payable	$—	$53.3	$3.2	$88.4	$—	$144.9

Accrued expenses and other current liabilities	(3.3)	88.7	(8.7)	54.1	22.0	152.8

Deferred income on sales to distributors	—	73.6	—	81.4	—	155.0

Total current liabilities	(3.3)	215.6	(5.5)	223.9	22.0	452.7

Long-term debt(1)	260.0	1,228.4	—	22.8	(260.0)	1,251.2

Other long-term liabilities	—	11.1	—	18.0	—	29.1

Intercompany(1)	(188.8)	(781.5)	172.5	537.8	260.0	—

Total liabilities	67.9	673.6	167.0	802.5	22.0	1,733.0

Minority interests	—	—	—	—	6.0	6.0

Stockholders’ equity	173.7	266.3	69.6	157.9	(493.8)	173.7

Liabilities, minority interests and stockholders’ equity	$241.6	$939.9	$236.6	$960.4	$(465.8)	$1,912.7

Revenues	$—	$208.6	$16.3	$434.6	$(299.0)	$360.5

Cost of sales	—	178.6	13.8	381.1	(299.6)	273.9

Gross profit	—	30.0	2.5	53.5	0.6	86.6

Research and development	—	4.3	4.1	14.5	—	22.9

Selling and marketing	—	12.2	1.6	10.0	—	23.8

General and administrative	—	25.5	2.3	9.0	—	36.8

Amortization of goodwill and other intangibles	—	—	5.8	—	—	5.8

Restructuring and other charges	—	21.7	1.3	15.0	—	38.0

Total operating expenses	—	63.7	15.1	48.5	—	127.3

Operating income (loss)	—	(33.7)	(12.6)	5.0	0.6	(40.7)

Interest expense, net	—	(12.5)	(4.7)	(12.0)	—	(29.2)

Equity earnings	(159.4)	(29.1)	(0.4)	—	189.5	0.6

Gain on the sale of investment in joint venture	—	—	3.1	—	—	3.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor	SCI	Guarantor	Non-Guarantor
	Corporation	LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(159.4)	(75.3)	(14.6)	(7.0)	190.1	(66.2)

Income tax benefit (provision)	—	11.9	7.9	(0.6)	3.5	22.7

Minority interests	—	—	—	—	0.5	0.5

Cumulative effect of accounting change, net	—	(44.1)	—	(72.3)	—	(116.4)

Net income (loss)	$(159.4)	$(107.5)	$(6.7)	$(79.9)	$194.1	$(159.4)

Net cash provided by (used in) operating activities	$—	$77.0	$2.2	$(159.9)	$0.1	$(80.5)

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(15.8)	(2.7)	(33.4)	—	(51.9)

Investments in joint ventures and other	—	—	—	(0.5)	—	(0.5)

Acquisition of minority interests in consolidated subsidiaries	—	—	—	—	(0.1)	(0.1)

Proceeds from sale of investment in joint venture	—	20.4	—	—	—	20.4

Loans to joint venture	—	(5.0)	—	—	—	(5.0)

Proceeds from sales of property, plant and equipment	—	0.1	—	0.2	—	0.3

Net cash used in investing activities	—	(0.3)	(2.7)	(33.7)	(0.1)	(36.8)

Cash flows from financing activities:

Intercompany loans	—	(140.0)	—	140.0	—	—

Intercompany loan repayments	—	30.4	—	(30.4)	—	—

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	2.4	—	—	—	2.4

Net cash (used in) provided by financing activities	—	(107.2)	—	109.6	—	2.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	—	(30.5)	(0.5)	(83.3)	(0.0)	(114.2)

Cash and cash equivalents, beginning of period	—	44.9	(1.1)	145.1	—	188.9

Cash and cash equivalents, end of period	$—	$14.4	$(1.6)	$61.9	$(0.0)	$74.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  As of and for the quarter ended April 1, 2000:

	Issuers

	ON Semiconductor	SCI	Guarantor	Non-Guarantor
	Corporation	LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Receivables, net	$—	$108.5	$—	$153.1	$2.2	$263.8

Inventories	—	107.6	—	141.8	(43.9)	205.5

Other current assets	—	95.9	—	107.6	—	203.5

Total current assets	—	312.0	—	402.5	(41.7)	672.8

Property, plant and equipment, net	—	152.5	—	390.5	—	543.0

Deferred income taxes	—	289.4	—	(5.1)	2.1	286.4

Investments and other assets	413.0	235.0	55.2	10.8	(585.3)	128.7

Total assets	$413.0	$988.9	$55.2	$798.7	$(624.9)	$1,630.9

Accounts payable	$—	$78.3	$0.7	$53.9	$(5.0)	$127.9

Accrued expenses and other current liabilities	—	115.0	—	71.4	(2.1)	184.3

Total current liabilities	—	193.3	0.7	125.3	(7.1)	312.2

Long-term debt(1)	400.0	1,297.0	—	0.6	(400.0)	1,297.6

Other long-term liabilities	—	3.6	—	9.7	—	13.3

Intercompany(1)	15.9	(863.5)	—	459.9	387.7	—

Total liabilities	415.9	630.4	0.7	595.5	(19.4)	1,623.1

Minority interests	—	—	—	—	10.7	10.7

Redeemable preferred stock	226.2	—	—	—	—	226.2

Stockholders’ equity	(229.1)	358.5	54.5	203.2	(616.2)	(229.1)

Liabilities, minority interests and stockholders’ equity	$413.0	$988.9	$55.2	$798.7	$(624.9)	$1,630.9

Revenues	$—	$576.3	$—	$292.5	$(382.0)	$486.8

Cost of sales	—	484.7	—	220.7	(382.0)	323.4

Gross profit	—	91.6	—	71.8	—	163.4

General and administrative	—	30.9	—	20.1	—	51.0

Other operating expenses	—	25.5	—	10.1	—	35.6

Total operating expenses	—	56.4	—	30.2	—	86.6

Operating income (loss)	—	35.2	—	41.6	—	76.8

Interest expense, net	—	(24.2)	—	(10.5)	—	(34.7)

Equity earnings	25.5	20.6	0.5	0.2	(47.0)	(0.2)

Income (loss) before income taxes and minority interests	25.5	31.6	0.5	31.3	(47.0)	41.9

Provision for income taxes	—	(12.1)	—	(9.2)	5.6	(15.7)

Minority interests	—	—	—	—	(0.7)	(0.7)

Net income (loss)	$25.5	$19.5	$0.5	$22.1	$(42.1)	$25.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor	SCI	Guarantor	Non-Guarantor
	Corporation	LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$—	$87.7	$(0.0)	$(55.0)	$0.1	$32.8

Cash flows from investing activities:						—

Purchases of property, plant and equipment	—	(5.0)	—	(16.0)	(0.1)	(21.1)

Investments in joint ventures and other	—	—	—	(2.0)	—	(2.0)

Loans to unconsolidated joint venture	—	(5.0)	—	—	—	(5.0)

Proceeds from sales of property, plant and equipment	—	3.1	—	5.7	—	8.8

Net cash used in investing activities	—	(6.9)	—	(12.3)	(0.1)	(19.3)

Cash flows from financing activities:

Intercompany loans	—	(35.3)	—	35.3	—	—

Intercompany loan repayments	—	6.3	—	(6.3)	—	—

Net cash (used in) provided by financing activities	—	(29.0)	—	29.0	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	51.8	(0.0)	(38.3)	(0.0)	13.5

Cash and cash equivalents, beginning of period	—	14.9	—	111.9	—	126.8

Cash and cash equivalents, end of period	$—	$66.7	$(0.0)	$73.6	$(0.0)	$140.3

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

Note 8:  Commitments and Contingencies

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 9:  Related Party Transactions

      Related party activity between the Company and Motorola is as follows (in millions):

	Quarter	Quarter
	Ended	Ended
	March 30,	April 1,
	2001	2001

Purchases of manufacturing services from Motorola	$25.5	$40.5

Cost of other services, rent and equipment purchased from Motorola	$12.6	$23.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10:  Recently Adopted Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities became effective for the Company as of January 1, 2001.

      The Company’s interest rate swaps in effect at January 1, 2001 have been designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133, the Company recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities, both before income taxes of approximately $2.2 million. The Company recorded a $3.1 million after-tax charge to accumulated other comprehensive income during the first quarter to adjust its cash flow hedge to fair-value at March 30, 2001.

      The Company uses forward foreign currency contracts to reduce its overall exposure to the effects of foreign currency fluctuations on its results of operations and cash flows. The fair value of these derivative instruments are recorded as assets or liabilities with gains and losses offsetting the gains and losses on the underlying assets or liabilities. The adoption of SFAS 133 did not impact the Company’s accounting and reporting for these derivative instruments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended December 31, 2000 included in our Form 10-K filed with the SEC on March 30, 2001. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this Form 10-Q.

      ON Semiconductor is a global supplier of high performance broadband and power management integrated circuits and standard semiconductors used in numerous advanced devices ranging from high speed fiber optic networking equipment to the precise power management functions found in today’s advanced portable electronics.

      Recent developments. During the first quarter of 2001, we experienced slowing demand for our products as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. As we enter the second quarter of 2001, we have seen customer order cancellations and push-outs decrease significantly; however market demand continues to be soft and visibility as to our customers’ expected requirements remains poor. We expect revenues in the second quarter of 2001 to be flat to slightly down from the first quarter. As cost reduction actions taken in the first quarter begin to materialize, we expect gross margins to improve sequentially in the second quarter, more than offsetting expected pricing decreases, which is anticipated to be in the range of approximately 5%. Operating expenses will remain under stringent cost controls and overall are expected to remain at their current reduced levels.

      Recapitalization and Initial Public Offering. Immediately prior to our August 4, 1999 recapitalization (the “Recapitalization”), we were a wholly-owned subsidiary of Motorola. We held and continue to hold, through direct and indirect subsidiaries, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector (“SCG”). As part of our Recapitalization, affiliates of the Texas Pacific Group purchased our common shares from Motorola for $337.5 million, and we redeemed common stock held by Motorola for a total of approximately $952 million. As a result, Texas Pacific Group’s affiliates owned approximately 91% and Motorola owned approximately 9% of our voting common stock. To finance a portion of the Recapitalization, Semiconductor Components Industries, LLC (“SCI LLC”), our primary domestic operating subsidiary, borrowed $740.5 million under senior secured bank facilities, we and SCI LLC issued $400 million of senior subordinated notes and SCI LLC issued a $91 million junior subordinated note to Motorola. We also issued mandatorily redeemable preferred stock with a total liquidation preference of $209 million to Motorola and Texas Pacific Group’s affiliates. Because Texas Pacific Group’s affiliates did not acquire substantially all of SCG’s common stock, the basis of SCG’s assets and liabilities for financial reporting purposes was not impacted by our Recapitalization. At the time of the Recapitalization, Motorola agreed to provide us with transition and manufacturing services in order to facilitate our transition to a stand-alone company independent of Motorola.

      On May 3, 2000, we completed the initial public offering of our common stock (the “IPO”), selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities.

      Acquisition. On April 3, 2000, we acquired all of the outstanding capital stock of Cherry Semiconductor Corporation for approximately $253.2 million in cash (including acquisition related costs), which was financed with cash on hand and borrowings of $220.0 million under our senior bank facilities. Cherry, which was renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets.

Results of Operations

      Cumulative effect of accounting change. Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product.

      We believe that this accounting change is a preferable method because it better aligns reporting results with, focuses us on, and allows investors to better understand, end user demand for the products we sell through distribution. This revenue recognition policy is commonly used in the semiconductor market.

      The cumulative effect prior to 2001 of the accounting change was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) for the quarter ended March 30, 2001. The accounting change resulted in a reduction of our net loss for the quarter ended March 30, 2001 of $14.2 million, or $.08 per share.

      Earnings per common share. Our diluted earnings per share on an actual and adjusted basis for the quarter ended March 30, 2001, is as follows:

	Quarter Ended		Quarter Ended
	March 30,		April 1,
	2001		2000

	in millions	per share	in millions	per share

Net loss	$(159.4)	$(0.92)	$25.5	$0.13

Plus (net of tax):

Amortization of goodwill and other intangibles	3.5	0.02	2.9	0.02

Restructuring and other charges	26.8	0.16	—	—

Cumulative effect of accounting change	116.4	0.67	—	—

Adjusted net loss	$(12.7)	$(0.07)	$28.4	$0.15

Weighted average common shares outstanding — diluted	172.8	172.8	142.4	142.4

  Quarter Ended March 30, 2001 Compared To Quarter Ended April 1, 2000

      Operating results for the quarters ended March 30, 2001 and April 1, 2000 follow. The April 1, 2000 pro forma column reflects the results as if the change in distributor revenue recognition had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations.

	Quarter Ended

		April 1,	April 1,
		2000	2000
	March 30,	Pro	As
	2001	forma	reported

	(in millions)

Revenues:

Net product revenues	$357.0	$412.5	$451.5

Foundry revenues	3.5	35.3	35.3

Total revenues	360.5	447.8	486.8

Cost of sales	273.9	307.9	323.4

Gross profit	86.6	139.9	163.4

Operating expenses:

Research and development	22.9	11.2	11.2

Selling and marketing	23.8	19.6	19.6

General and administrative	36.8	51.0	51.0

Amortization of goodwill and other intangibles	5.8	—	—

Restructuring and other charges	38.0	4.8	4.8

Total operating expenses	127.3	86.6	86.6

Operating income (loss)	(40.7)	53.3	76.8

Other income (expenses), net:

Interest expense	(29.2)	(34.7)	(34.7)

Equity in earnings (losses) of joint ventures	0.6	(0.2)	(0.2)

Gain on sale of investment in joint venture	3.1	—	—

Other income (expenses)	(25.5)	(34.9)	(34.9)

Income before income taxes, minority interests and cumulative effect of accounting change	(66.2)	18.4	41.9

Income tax benefit (provision)	22.7	(9.8)	(15.7)

Minority interests	0.5	(0.7)	(0.7)

Net income (loss) before cumulative effect of accounting change	(43.0)	7.9	25.5

Cumulative effect of accounting change (net of tax)	(116.4)	—	—

Net income (loss)	(159.4)	7.9	25.5

Less: Redeemable preferred stock dividends	—	(6.6)	(6.6)

Net income (loss) available for common stock	$(159.4)	$1.3	$18.9

      Total revenues. Total revenues decreased $87.3 million, or 19.5%, to $360.5 million in the first quarter of 2001 from $447.8 million in the first quarter of 2000, due to reduced demand for our products resulting from the recent economic downturn and actions taken by our customers to manage their inventories in line with incoming business.

      Net product revenues. Net product revenues decreased $55.5 million, or 13.5%, to $357.0 million in the first quarter of 2001 from $412.5 million in the first quarter of 2000. The decrease occurred in all of our major product families except for standard analog. Net revenues for standard analog products, which accounted for 28% of net product revenues in the first quarter of 2001, increased 9% compared to the first quarter of 2000, due to the Cherry acquisition in the second quarter of 2000. Excluding revenues related to Cherry, net revenues for standard analog products decreased 21% compared to the first quarter of 2000. Net revenues from broadband products, which accounted for 15% of net product revenues in the first quarter of 2001 decreased 18% from the first quarter of 2000. Net revenues for standard logic products, which accounted for 8% of net product revenues in the first quarter of 2001, decreased 26% compared to the first quarter of 2000. Net revenues for discrete products, which accounted for 49% of net product revenues in the first quarter of 2000, decreased 20% compared to the first quarter of 2000. Other product families, including zeners, thyristors, and TMOS, also experienced revenue declines due to decreases in demand.

      Approximately 44%, 33% and 23% of our net product revenues in the first quarter of 2001 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 45%, 32% and 23%, respectively, in the first quarter of 2000.

      Foundry revenues. Foundry revenues decreased $31.8 million, or 90.1%, to $3.5 million in the first quarter of 2001 from $35.3 million in the first quarter of 2000. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers, and those product revenues are distinctly different from the aforementioned foundry revenues.

      Cost of sales. Cost of sales decreased $34.0 million, or 11.0%, to $273.9 million in the first quarter of 2001 from $307.9 million in the first quarter of 2000, primarily as a result of decreased sales volume.

      Gross profit. Gross profit (computed as total revenues less cost of sales) decreased $53.3 million, or 38.1%, to $86.6 million in the first quarter of 2001 from $139.9 million in the first quarter of 2000. As a percentage of total revenues, gross margin declined to 24.0% (23.8% for product gross margin) in the first quarter of 2001 from 31.2% (32.8% for product gross margin) in the first quarter of 2000. The decline in gross profit was primarily due to lower factory utilization resulting from lower customer demand.

  Operating expenses

      Research and development. Research and development costs increased $11.7 million, or 104.5%, to $22.9 million in the first quarter of 2001 from $11.2 million in the first quarter of 2000, primarily as a result of our efforts to continue to develop our power management and broadband portfolios. As a percentage of net product revenues, research and development costs increased to 6.4% in the first quarter of 2001 from 2.7% in the first quarter of 2000. We introduced 89 new products in the first quarter of 2001. The main emphasis of our new product development is in the high growth market applications of power management and broadband solutions with eighty percent of our overall research and development investment targeted in these areas. Our long-term target for research and development costs is 5-6% of revenues.

      Selling and marketing. Selling and marketing expenses increased by $4.2 million, or 21.4%, to $23.8 million in the first quarter of 2001 from $19.6 million in the first quarter of 2000. However, as a result of cost reduction actions taken in the first quarter of 2001, selling and marketing expenses decreased by $3.0 million from the fourth quarter of 2000. The increase in selling and marketing expenses over the first quarter of 2000 was attributable to the Cherry acquisition and increased branding and marketing costs. As a percentage of net product revenues, these costs increased to 6.7% in the first quarter of 2001 from 4.8% in the first quarter of 2000.

      General and administrative. General and administrative expenses decreased by $14.2 million, or 27.8% to $36.8 million in the first quarter of 2001 from $51.0 million in the first quarter of 2000, as a result of cost reduction actions and lower discretionary spending. As a percentage of net product revenues, these costs decreased to 10.3% in the first quarter of 2001 from 12.4% in the first quarter 2000.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $5.8 million in first quarter of 2001 due to the intangible assets that were acquired with Cherry in the second quarter of 2000, including amounts related to developed technology, assembled workforce and goodwill. There were no intangibles requiring amortization in the first quarter of 2000.

      Restructuring and other charges. In March 2001, we recorded a $34.2 million charge to cover costs associated with a worldwide restructuring program. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees and $2.9 million for asset impairments that were charged directly against the related assets. As of March 30, 2001, the remaining liability relating to this restructuring was $13.6 million.

      Also in March 2001, we recorded a $3.8 million charge to cover costs associated with the separation of one of our executive officers. In connection with the separation, we paid the former executive officer $1.9 million. In addition, we agreed to accelerate the vesting of his remaining outstanding options to purchase common stock and to allow such options to remain exercisable for the remainder of their ten-year term. We recorded a non-cash charge of $1.9 million related to the modification of these options.

      In March 2000, we recorded a $4.8 million charge to cover costs associated with a restructuring program at our manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets. As of March 30, 2001 there was no remaining liability related to the 2000 restructuring program.

      A summary of activity in our restructuring reserves for the quarter ended March 30, 2001 is as follows (in millions):

Balance, December 31, 2000	$0.7

Plus: March 2001 employee separation charge	31.3

Less: Payments charged against the reserve	(18.4)

Balance, March 30, 2001	$13.6

      Operating income (loss). Operating income (loss) decreased $94.0 million, to a $40.7 million loss in the first quarter of 2001 compared to income of $53.3 million in the first quarter of 2000. This decrease was due to decreased net product revenues, costs associated with our worldwide restructuring program and the amortization of goodwill and other intangibles. We expect that the cost reduction program that we established this year will result in savings of approximately $60.0 million by year-end with additional benefits to occur in 2002. Excluding restructuring and other charges the operating loss for the quarter ended March 30, 2001 would have been $2.7 million compared to operating income of $58.1 million for the quarter ended April 1, 2000.

      Interest expense. Interest expense decreased $5.5 million, or 15.9% to $29.2 million in the first quarter of 2001 from $34.7 million in the first quarter of 2000. The decrease was due the redemption of a portion of the senior subordinated notes and prepayment of a portion of the loans outstanding under the senior bank facilities with the proceeds from our IPO in 2000.

      Equity in earnings (losses) of joint ventures. Equity in earnings (losses) from joint ventures increased $0.8 million to $0.6 million in the first quarter of 2001 from a loss of $0.2 million in the first quarter of 2000, due primarily to increased capacity and manufacturing efficiencies at our Chinese joint venture.

      Gain on sale of investment in joint venture. We had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”). As a part of the joint venture agreement, our joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase our interest in SMP between January 2001 and July 2002. On February 1, 2001, Philips exercised its purchase right, acquiring our 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million.

      Minority interests. Minority interests represent the portion of net income (loss) of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests were $0.5 million in the first quarter of 2001 compared to $(0.7) million in the first quarter of 2000.

      Income tax benefit (provision). We recorded an income tax benefit of $22.7 million in the first quarter of 2001 compared to an income tax provision of $9.8 million in the first quarter of 2000 as a result of our operating results for the quarter.

Liquidity and Capital Resources

      For the first quarter of 2001, net cash used in operating activities was $80.5 million compared to $32.8 million provided by operating activities for the first quarter of 2000. Cash used in operating activities for the first quarter was due primarily to the net loss of $159.4 million, adjusted for non-cash charges, including depreciation and amortization of $42.5 million, $22.8 million for deferred income taxes and $116.4 million relating to the cumulative effect of accounting change relating to the revenue recognition on sales to distributors. Cash used in operating activities was also affected by changes in assets and liabilities including a decrease in accounts receivable of $81.6 and an increase in other long-term liabilities of $0.4 million. These amounts were offset by an $18.6 million increase in inventories and a $15.6 million increase in other assets as well as decreases of $29.3 million in accounts payable, $38.8 million in accrued expenses, $7.9 million in income taxes payable, $6.7 million in accrued interest and $27.2 million decrease in deferred income on sales to distributors. The decreases in accounts receivable and accounts payable were due to lower levels of sales and purchases, respectively, during the quarter.

      Net cash used in investing activities was $36.8 million for the first quarter of 2001 compared to $19.3 million for the first quarter of 2000. The net cash outflows consisted of $51.9 million for purchases of property, plant and equipment and $5.0 million for loans to a joint venture. These outflows were partially offset by proceeds of $20.4 million related to the sale of the Company’s interest in the SMP joint venture.

      Net cash provided by financing activities was $2.4 million for the first quarter of 2001. Cash inflows consisted of proceeds of $2.3 million from the issuance of common stock under our employee stock purchase plan and $0.1 million from stock option exercises.

      As of March 30, 2001, long-term debt (including current maturities) totaled $1,262.2 million and stockholders’ equity was $173.7 million. Long-term debt included $869.3 million under our senior bank facilities, $260.0 million senior subordinated notes, $107.1 million in respect of our junior subordinated note, a $22.8 million note payable to a Japanese bank and a capital lease of $3.0 million. We are required to begin making principal payments on our senior bank facilities in the third quarter of 2001.

      As of March 30, 2001, $132.8 million of our $150 million revolving facility was available, reflecting outstanding letters of credit of $17.2 million. Under certain circumstances, the terms of our credit agreements allow us to incur additional indebtedness, although there can be no assurances that we would be able to borrow on terms acceptable to us.

      Our credit agreements currently do, and other debt instruments we enter into in the future may, impose various restrictions and covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital needs or to take advantage of business opportunities. At March 30, 2001, we were in compliance with all debt covenants. We review our financial projections on a regular basis and, in light of current projections for the balance of 2001, are considering what revisions to our senior bank facilities may be necessary to maintain such compliance. Our ability to make payments on and to refinance our indebtedness, to remain in compliance with the various restrictions and covenants found in our credit agreements and to fund working capital, capital expenditures, research and development efforts and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to, among other things, our future operating performance and to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

      Our primary future cash needs, both in the short term and in the long term, will continue to be for capital expenditures, debt service and working capital. Although our cash position worsened during the quarter, we believe that cash flow from operations and borrowings under our existing senior bank facilities will be sufficient to service our indebtedness and fund our other liquidity needs for the remainder of 2001, and that these sources could be supplemented, if necessary, with the proceeds from additional financings and targeted sales of assets. As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

      Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, over the past three years, various events have disrupted this pattern. In 1998, third quarter revenues declined, primarily as a result of the Asian economic crisis. In 1999, third and fourth quarter revenues increased due to the continuing recovery in the semiconductor market. In the fourth quarter of 2000 and the first quarter of 2001 revenues declined due to slowing demand in the semiconductor market.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities became effective for us as of January 1, 2001.

      Our interest rate swaps in effect at January 1, 2001 have been designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133 we recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record our interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities, both before income taxes of approximately $2.2 million. We recorded a $3.1 million after-tax charge to accumulated other comprehensive income during the first quarter to adjust our cash flow hedge to fair-value at March 30, 2001.

      We use forward foreign currency contracts to reduce our overall exposure to the effects of foreign currency fluctuations on our results of operations and cash flows. The fair values of these derivative instruments are recorded as assets or liabilities with gains and losses offsetting the gains and losses on the underlying assets or liabilities. The adoption of SFAS 133 did not impact our accounting and reporting for these derivative instruments.

Business Risks and Forward-Looking Statements

      This Quarterly Report on Form 10-Q includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in the Form 10-Q are made based on management’s current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of manufacturing capacity, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, inability to reduce manufacturing and selling, general and administrative costs, litigation, risks associated with acquisitions and dispositions, changes in management, risks associated with our substantial leverage and restrictive covenants in our debt instruments, and risks involving environmental or other governmental regulation. Additional factors that could affect the company’s future operating results are described from time to time in ON Semiconductor’s Securities and Exchange Commission reports. See in particular Exhibit 99.1, entitled “Risk Factors”, in the Form 10-K dated March 30, 2001, and subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

      As of March 30, 2001, our long-term debt (including current maturities) totaled $1,262.2 million. We have no interest rate exposure due to rate changes for our fixed rate interest bearing debt, which totaled $389.9 million or our capital lease obligation which totaled $3.0 million. We do have interest rate exposure with respect to the $869.3 million outstanding balance on our senior bank facilities due to its variable LIBOR pricing; however, from time to time, we have entered into interest rate swaps to reduce this interest rate exposure. As of March 30, 2001, we had four interest rate swaps covering exposures on $255 million of our variable interest rate debt. A 50 basis point increase in interest rates would result in increased annual interest expense of $3.1 million for the next twelve months.

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

      Not Applicable.

Item 3.  Defaults Upon Senior Securities

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5.  Other Information

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits —

Exhibit
No.	Exhibit Description

Exhibit 10.1	Amendment to Promissory Note, dated March 10, 2001, from James Thorburn and Jacqueline Thorburn to Semiconductor Components Industries, LLC(1)
Exhibit 10.2	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC(1)
Exhibit 10.3	Promissory Note, dated March 9, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC(1)
Exhibit 10.4	Deed of Trust, dated March 7, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC(1)
Exhibit 10.5	Non-Qualified Stock Option Agreement for Directors, dated as of February 28, 2001, between ON Semiconductor Corporation and Albert Hugo-Martinez(1)
Exhibit 10.6	Non-Qualified Stock Option Agreement for Directors, dated as of February 28, 2001, between ON Semiconductor Corporation and Jerome Gregoire(1)
Exhibit 10.7	Non-Qualified Stock Option Agreement for Directors, dated as of February 16, 2001, between ON Semiconductor Corporation and John Legere(1)
Exhibit 10.8	Non-Qualified Stock Option Agreement, dated as of February 21, 2001, between ON Semiconductor Corporation and Steve Hanson(1)
Exhibit 10.9	Non-Qualified Stock Option Agreement, dated as of February 21, 2001, between ON Semiconductor Corporation and Dario Sacomani(1)
Exhibit 10.10	Non-Qualified Stock Option Agreement, dated as of February 21, 2001, between ON Semiconductor Corporation and Michael Rohleder(1)
Exhibit 10.11	Non-Qualified Stock Option Agreement, dated as of February 21, 2001, between ON Semiconductor Corporation and William George(1)
Exhibit 18	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles

(1)  Management contract or compensatory plan or arrangement.

      (b)  Reports on Form 8-K —

      During the first quarter of 2001, the Company filed three reports on Form 8-K (1) dated January 31, 2001 and filed February 2, 2001, (2) dated February 28, 2001 and filed March 1, 2001, and (3) dated March 8, 2001 and filed March 15, 2001. The January 31, 2001 report was filed pursuant to Items 5 and 7, reported the Company’s fourth quarter and year 2000 earnings and included as an exhibit a press release dated January 31, 2001 titled “ON Semiconductor Announces Record Revenues and Earnings for 2000.” The February 28, 2001 report was filed pursuant to Items 5 and 7, reported a management change and the Company and included as an exhibit a press release dated February 28, 2001 titled “ON Semiconductor Announces Management Change.” The March 8, 2001 report, which was filed pursuant to Items 5 and 7, reported the Company’s update of its first quarter 2001 estimates and included as an exhibit a press release dated March 8, 2001 titled “ON Semiconductor Corporation Updates First Quarter Estimates.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001

ON SEMICONDUCTOR CORPORATION
(Registrant)

/s/ DARIO SACOMANI

By: Dario Sacomani
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit 10.1	Amendment to Promissory Note, dated March 10, 2001, from James Thorburn and Jacqueline Thorburn to Semiconductor Components Industries, LLC(1)
Exhibit 10.2	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC(1)
Exhibit 10.3	Promissory Note, dated March 9, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC(1)
Exhibit 10.4	Deed of Trust, dated March 7, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC(1)
Exhibit 10.5	Non-Qualified Stock Option Agreement for Directors, dated as of February 28, 2001, between ON Semiconductor Corporation and Albert Hugo-Martinez(1)
Exhibit 10.6	Non-Qualified Stock Option Agreement for Directors, dated as of February 28, 2001, between ON Semiconductor Corporation and Jerome Gregoire(1)
Exhibit 10.7	Non-Qualified Stock Option Agreement for Directors, dated as of February 16, 2001, between ON Semiconductor Corporation and John Legere(1)
Exhibit 10.8	Non-Qualified Stock Option Agreement, dated as of February 21, 2001, between ON Semiconductor Corporation and Steve Hanson(1)
Exhibit 10.9	Non-Qualified Stock Option Agreement, dated as of February 21, 2001, between ON Semiconductor Corporation and Dario Sacomani(1)
Exhibit 10.10	Non-Qualified Stock Option Agreement, dated as of February 21, 2001, between ON Semiconductor Corporation and Michael Rohleder(1)
Exhibit 10.11	Non-Qualified Stock Option Agreement, dated as of February 21, 2001, between ON Semiconductor Corporation and William George(1)
Exhibit 18	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles

(1)	Management contract or compensatory plan or arrangement.