Form 10-Q
period 2001-06-29
ON SEMICONDUCTOR CORP
filed 2001-08-13
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number 000-30419

ON SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒  Yes  ☐  No

      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 6, 2001:

Class	Number of Shares

Common Stock; $.01 par value	173,917,558

INDEX

Page

Part I
Financial Information

Item 1 Financial Statements	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 Quantitative and Qualitative Disclosures About Market Risk	32

Part II
Other Information

Item 1 Legal Proceedings	33

Item 2 Changes in Securities and Use of Proceeds	33

Item 3 Defaults Upon Senior Securities	33

Item 4 Submission of Matters to a Vote of Security Holders	34

Item 5 Other Information	34

Item 6 Exhibits and Reports on Form 8-K	34

Signatures	36
Exhibits

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 29,	December 31,
	2001	2000

	(unaudited)

Assets

Cash and cash equivalents	$175.7	$188.9

Receivables, net (including $14.0 and $14.9 due from Motorola)	158.2	271.2

Inventories	258.0	258.1

Other current assets	46.5	39.6

Deferred income taxes	100.3	40.7

Total current assets	738.7	798.5

Property, plant and equipment, net	614.0	648.2

Deferred income taxes	294.1	286.8

Investments in joint ventures	30.2	45.3

Goodwill and other intangibles, net	129.4	140.8

Other assets	103.4	103.4

Total assets	$1,909.8	$2,023.0

Liabilities, Minority Interests, and Stockholders’ Equity

Accounts payable (including $6.5 and $7.3 payable to Motorola)	$142.0	$175.0

Accrued expenses (including $9.4 and $8.3 payable to Motorola)	146.0	184.3

Income taxes payable	9.7	22.3

Accrued interest	24.2	17.9

Deferred income on sales to distributors (See Note 2)	136.1	—

Current portion of long-term debt	13.6	5.6

Total current liabilities	471.6	405.1

Long-term debt (including $109.6 and $104.5 payable to Motorola)	1,375.4	1,252.7

Other long-term liabilities	32.5	20.8

Total liabilities	1,879.5	1,678.6

Commitments and contingencies	—	—

Minority interests in consolidated subsidiaries	5.7	6.7

Common stock ($0.01 par value, 300,000,000 shares authorized, 173,905,973 and 172,746,435 shares issued and outstanding)	1.7	1.7

Additional paid-in capital	738.3	730.4

Accumulated other comprehensive income (loss)	(10.1)	(0.7)

Accumulated deficit	(705.3)	(393.7)

Total stockholders’ equity	24.6	337.7

Total liabilities, minority interests, and stockholders’ equity	$1,909.8	$2,023.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Quarter Ended		Six Months Ended

	June 29,	July 1,	June 29,	July 1,
	2001	2000	2001	2000

	(unaudited)		(unaudited)

Revenues:

Net product revenues (including $23.2, $34.9, $44.4 and $72.1 from Motorola)	$307.3	$531.0	$664.3	$982.5

Foundry revenues from Motorola	3.4	19.5	6.9	54.8

Total revenues	310.7	550.5	671.2	1,037.3

Cost of sales	255.6	357.7	529.5	681.1

Gross profit	55.1	192.8	141.7	356.2

Operating expenses:

Research and development	22.9	17.1	45.8	28.3

Selling and marketing	20.8	26.2	44.6	45.8

General and administrative	34.0	59.6	70.8	110.6

Amortization of goodwill and other intangibles	5.6	5.5	11.4	5.5

Write-off of acquired in-process research and development	—	26.9	—	26.9

Restructuring and other charges	95.8	—	133.8	4.8

Total operating expenses	179.1	135.3	306.4	221.9

Operating income (loss)	(124.0)	57.5	(164.7)	134.3

Other income (expenses), net:

Interest expense	(29.7)	(33.8)	(58.9)	(68.5)

Equity in earnings of joint ventures	1.5	2.4	2.1	2.2

Gain on sale of investment in joint venture	—	—	3.1	—

Other income (expenses), net	(28.2)	(31.4)	(53.7)	(66.3)

Income (loss) before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(152.2)	26.1	(218.4)	68.0

Income tax (provision) benefit	—	(10.1)	22.7	(25.8)

Minority interests	—	(0.5)	0.5	(1.2)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(152.2)	15.5	(195.2)	41.0

Extraordinary loss on debt prepayment (net of income taxes of $11.7) (See Note 1)	—	(17.5)	—	(17.5)

Cumulative effect of accounting change (net of income taxes of $38.8) (See Note 2)	—	—	(116.4)	—

Net income (loss)	(152.2)	(2.0)	(311.6)	23.5

Less: Redeemable preferred stock dividends	—	(2.2)	—	(8.8)

Net income (loss) available for common stock	$(152.2)	$(4.2)	$(311.6)	$14.7

ON SEMICONDUCTOR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) — (Continued)

	Quarter Ended		Six Months Ended

	June 29,	July 1,	June 29,	July 1,
	2001	2000	2001	2000

	(unaudited)		(unaudited)

Comprehensive income (loss):

Net income (loss)	$(152.2)	$(2.0)	$(311.6)	$23.5

Foreign currency translation adjustments	(0.8)	—	(3.3)	(0.3)

Additional minimum pension liability	—	—	(0.4)	—

Cash flow hedges:

Cumulative effect of accounting change (See Note 11)	—	—	(3.4)	—

Net gains (losses) on derivative instruments	0.5	—	(2.6)	—

Reclassification adjustments	0.2	—	0.3	—

Comprehensive income (loss)	$(152.3)	$(2.0)	$(321.0)	$23.2

Earnings (loss) per common share:

Basic:

Net income (loss) before extraordinary loss and cumulative effect of accounting change	$(0.88)	$0.08	$(1.13)	$0.22

Extraordinary loss on debt prepayment	—	(0.11)	—	(0.12)

Cumulative effect of accounting change	—	—	(0.67)	—

Net income (loss)	$(0.88)	$(0.03)	$(1.80)	$0.10

Diluted:

Net income (loss) before extraordinary loss and cumulative effect of accounting change	$(0.88)	$0.08	$(1.13)	$0.21

Extraordinary loss on debt prepayment	—	(0.11)	—	(0.11)

Cumulative effect of accounting change	—	—	(0.67)	—

Net income (loss)	$(0.88)	$(0.03)	$(1.80)	$0.10

Weighted average common shares outstanding:

Basic	173.5	160.0	172.8	148.3

Diluted	173.5	165.9	172.8	154.1

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months	Six Months
	Ended	Ended
	June 29, 2001	July 1, 2000

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income (loss)	$(311.6)	$23.5

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	85.4	75.9

Write-off of acquired in-process research and development	—	26.9

Extraordinary loss on debt prepayment	—	29.2

Cumulative effect of accounting change	116.4	—

Amortization of debt issuance costs	2.7	3.1

Provision for doubtful accounts	(0.4)	0.6

Net (gain) loss on disposals of property, plant and equipment	1.0	(1.6)

Non-cash impairment write-down of property, plant and equipment	45.1	—

Non-cash interest on junior subordinated note payable to Motorola	5.3	4.6

Minority interests in earnings (losses) of consolidated subsidiaries	(0.5)	1.2

Undistributed earnings of unconsolidated joint ventures	(2.1)	(2.2)

Tax benefits of stock options exercised	0.6	2.6

Gain on sale of investment in unconsolidated joint venture	(3.1)	—

Deferred income taxes	(24.2)	(16.7)

Non-cash foreign exchange gains	—	(0.7)

Non-cash stock compensation charges	3.4	—

Changes in assets and liabilities:

Receivables	113.6	(27.1)

Inventories	(0.5)	1.7

Other assets	(13.1)	(12.1)

Accounts payable	(32.4)	25.4

Accrued expenses	(7.8)	10.5

Income taxes payable	(12.9)	(14.4)

Accrued interest	6.3	(11.3)

Deferred income on sales to distributors	(46.1)	—

Other long-term liabilities	3.8	2.5

Net cash provided by (used in) operating activities	(71.1)	121.6

Cash flows from investing activities:

Purchases of property, plant and equipment	(88.0)	(70.8)

Acquisition of business, net of cash acquired	—	(253.2)

Acquisition of minority interest in consolidated subsidiaries	(0.1)	—

Investments in unconsolidated companies and joint ventures	(0.5)	(2.5)

Loans to unconsolidated joint venture	(5.0)	(11.0)

Proceeds from sale of investment in unconsolidated joint venture	20.4	—

Proceeds from sales of property, plant and equipment	2.1	17.7

Net cash used in investing activities	(71.1)	(319.8)

Cash flows from financing activities:

Proceeds from initial public offering, net of offering expenses	—	514.8

Proceeds from senior credit facilities and other borrowings	125.0	200.0

Payments on capital lease obligation	(0.6)	—

Payment of debt issuance costs	—	(3.2)

Repayment of senior credit facilities, including prepayment penalty	—	(131.5)

Repayment of senior subordinated notes, including prepayment penalty	—	(156.8)

Redemption of preferred stock, including accrued dividends	—	(228.4)

Proceeds from issuance of stock under the employee stock purchase plan	3.4	—

Proceeds from exercise of stock options	0.5	0.8

Net cash provided by financing activities	128.3	195.7

Effect of exchange rates on cash and cash equivalents	0.7	0.1

Net decrease in cash and cash equivalents	(13.2)	(2.4)

Cash and cash equivalents, beginning of period	188.9	126.8

Cash and cash equivalents, end of period	$175.7	$124.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Background and Basis of Presentation

      The accompanying consolidated financial statements as of and for the quarter and six months ended June 29, 2001 include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control is accounted for on the equity method. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

      The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto included in our Form 10-K for the year ended December 31, 2000 and filed with the Securities and Exchange Commission (“SEC”) on March 30, 2001.

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      On August 4, 1999, the Company was recapitalized and certain related transactions were effected (the “Recapitalization”) pursuant to an agreement among ON Semiconductor Corporation, its primary domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group. As a result of the Recapitalization, affiliates of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of the outstanding common stock of the Company. In addition, as part of these transactions, Texas Pacific Group received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by SCI LLC. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of Texas Pacific Group totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because Texas Pacific Group’s affiliates did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

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

      As described above, the Company utilized a portion of the net proceeds from its IPO to redeem a portion of its senior subordinated notes and prepay a portion of the loans outstanding under its senior bank facilities. In connection therewith, the Company incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11 per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statements of operations for the quarter and six months ended July 1, 2000.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:  Cumulative Effect of Accounting Change

      Effective January 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. Deferred income on sales to distributors was $136.1 million at June 29, 2001.

      Management of the Company believes that this accounting change is to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand end user demand for the products the Company sells through distribution. This revenue recognition policy is commonly used in the semiconductor industry.

      The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) and was recorded in the six months ended June 29, 2001. The accounting change resulted in a reduction of the Company’s net loss in the six months ended June 29, 2001 of $26.4 million, or $0.15 per share.

      The estimated pro forma effects of the accounting change are as follows (in millions, except per share amounts):

	Quarter Ended	Quarter Ended	Six Months	Six Months
	June 29,	July 1,	Ended	Ended
	2001	2000	June 29, 2001	July 1, 2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

As reported:

Revenues	$310.7	$550.5	$671.2	$1,037.3

Net income (loss)	(152.2)	(2.0)	(311.6)	23.5

Basic net income (loss) per share	$(0.88)	$(0.03)	$(1.80)	$0.10

Diluted net income (loss) per share	$(0.88)	$(0.03)	$(1.80)	$0.10

Pro forma amounts reflecting the accounting change applied retroactively:

Revenues	$310.7	$516.4	$671.2	$964.2

Net loss	(152.2)	(12.7)	(195.2)	(4.8)

Basic net loss per share	$(0.88)	$(0.09)	$(1.13)	$(0.09)

Diluted net loss per share	$(0.88)	$(0.09)	$(1.13)	$(0.09)

Note 3:     Acquisition

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed at the time of the acquisition based on independent appraisals and management estimates as follows (in millions):

Fair value of tangible net assets	$71.3

Developed technology	59.3

In-process research and development	26.9

Assembled work force	10.0

Excess of purchase price over net assets acquired (goodwill)	85.7

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

Note 4:  Inventories

      Inventories consist of the following (in millions):

	June 29,	December 31,
	2001	2000

	(unaudited)

Raw materials	$13.7	$26.6

Work in process	136.9	123.4

Finished goods	107.4	108.1

	$258.0	$258.1

Note 5:  Restructuring and Other Charges

      In June 2001, the Company recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program. This program includes phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors and consolidation of other operations. The charge includes $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, asset impairments of $42.2 million and $10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees. As of June 29, 2001, the remaining liability relating to this restructuring was $38.6 million. As of June 29, 2001, 532 employees have been terminated under this restructuring plan.

      In March 2001, the Company recorded a $34.2 million charge to cover costs associated with a worldwide restructuring program involving manufacturing locations as well as selling and administrative functions. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees and $2.9 million for asset impairments that were charged directly against the related assets. As of June 29, 2001, the remaining liability relating to this restructuring was $3.2 million. As of June 29, 2001, 610 employees have been terminated under this restructuring plan.

      Also in March 2001, the Company recorded a $3.8 million charge to cover costs associated with the separation of one of the Company’s executive officers. In connection with the separation, the Company paid

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the former executive officer $1.9 million. In addition, the Company agreed to accelerate the vesting of his remaining stock options and to allow such options to remain exercisable for the remainder of their ten-year term. The Company recorded a non-cash charge of $1.9 million related to the modification of these options.

      In March 2000, the Company recorded a $4.8 million charge to cover costs associated with a restructuring program at its manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets. As of June 29, 2001 there was no remaining liability related to the 2000 restructuring program.

      A summary of activity in the Company’s restructuring reserves for the six months ended June 29, 2001 is as follows (in millions):

	Balance as of			Balance as of
	December 31,	Additional	Amounts	June 29,
	2000	Reserves	Used	2001

Facility closure and other exit costs	$—	$10.0	$—	$10.0

Employee separations	0.7	67.7	(36.6)	31.8

Total restructuring	$0.7	$77.7	$(36.6)	$41.8

Note 6:  Sale of Investment in Joint Venture

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

Note 7:  Earnings per Common Share

      Basic earnings per share are computed by dividing net income (loss) available for common stock (net income (loss) adjusted for dividends accrued on the Company’s redeemable preferred stock) by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter and six months ended June 29, 2001, the effect of stock options is not included as it would be anti-dilutive. Earnings per share calculations are as follows (in millions, except per share data):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 29, 2001	July 1, 2000	June 29, 2001	July 1, 2000

Net income (loss) before extraordinary loss and cumulative effect of accounting change	$(152.2)	$15.5	$(195.2)	$41.0

Less: Redeemable preferred stock dividends	—	(2.2)	—	(8.8)

Net income (loss) available for common stock	(152.2)	13.3	(195.2)	32.2

Extraordinary loss on debt prepayment	—	(17.5)	—	(17.5)

Cumulative effect of accounting change	—	—	(116.4)	—

Net income (loss)	$(152.2)	$(4.2)	$(311.6)	$14.7

Basic weighted average common shares outstanding	173.5	160.0	172.8	148.3

Add: Dilutive effect of stock options	—	5.9	—	5.8

Diluted weighted average common shares outstanding	173.5	165.9	172.8	154.1

Earnings per share:

Basic:

Net income (loss) before extraordinary loss and cumulative effect of accounting change available for common stock	$(0.88)	$0.08	$(1.13)	$0.22

Extraordinary loss on debt prepayment	—	(0.11)	—	(0.12)

Cumulative effect of accounting change	—	—	(0.67)	—

Net income (loss) available for common stock	$(0.88)	$(0.03)	$(1.80)	$0.10

Diluted:

Net income (loss) before extraordinary loss and cumulative effect of accounting change available for common stock	$(0.88)	$0.08	$(1.13)	$0.21

Extraordinary loss on debt prepayment	—	(0.11)	—	(0.11)

Cumulative effect of accounting change	—	—	(0.67)	—

Net income (loss) available for common stock	$(0.88)	$(0.03)	$(1.80)	$0.10

Note 8:  Long-Term Debt

      At June 29, 2001, the Company had $994.3 million outstanding under its senior bank facilities. The senior bank facilities require the Company to maintain compliance with certain covenants and restrictions. At June 29, 2001, the Company was not in compliance with covenants requiring the maintenance of minimum interest expense and leverage coverage ratios. The Company has received a waiver in respect of such noncompliance at June 29, 2001 (and in respect of any future noncompliance with such covenants through December 31, 2002). In connection with such waiver, the Company has amended its senior bank facilities. The key terms of this amendment are as follows:

•	Minimum interest expense coverage ratio and leverage coverage ratio requirements for periods between January 31, 2003 through December 31, 2005 have been reduced, maximum capital expenditure limits have been reduced and covenants requiring the maintenance of a minimum cash and cash equivalent

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 have been added;

•	The Company is required to obtain $100 million through an equity investment from its principal shareholder, an affiliate of Texas Pacific Group, by September 7, 2001;

•	The interest rate spread on outstanding borrowings will increase to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest will be required on a monthly basis. Additionally, a supplemental interest charge of 2.0% will accrue through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through March 31, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. To the extent that the full amount of such supplemental interest is not paid on March 31, 2003, additional supplemental interest for the period of March 31, 2003 through June 30, 2003 will accrue at a rate of 3.0% on a portion of the outstanding borrowings, which portion is equal to the percentage of supplemental interest accrued but unpaid on March 31, 2003. Such additional supplemental interest will be due by June 30, 2002. As a result of these amendments, the Company’s interest expense on an annual basis is expected to increase by approximately $29.5 million; and

•	Certain mandatory prepayment provisions contained in the original agreement have been revised.

      The Company believes that, pursuant to its current business plans, it will be able to maintain compliance with the revised covenants as outlined above.

      In connection with the Recapitalization, the Company and SCI LLC, (collectively, the “Issuers”), issued $400.0 million senior subordinated notes due 2009. As of June 29, 2001, $260.0 million of the senior subordinated notes were outstanding. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s foreign joint ventures in China and the Czech Republic and nominal equity interests in certain of the Company’s foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The foreign joint ventures and the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

As of June 29, 2001

Cash and cash equivalents	$—	$133.4	$(0.4)	$42.7	$—	$175.7

Receivables, net	—	59.9	—	98.3	—	158.2

Inventories	—	44.2	3.4	296.7	(86.3)	258.0

Other current assets	—	83.2	(0.2)	45.2	18.6	146.8

Total current assets	—	320.7	2.8	482.9	(67.7)	738.7

Property, plant and equipment, net	—	160.8	47.9	409.7	(4.4)	614.0

Deferred income taxes	—	289.5	15.1	5.3	(15.8)	294.1

Goodwill and other intangibles, net	—	10.6	119.1	(0.3)	—	129.4

Investments and other assets	89.4	309.3	59.5	5.9	(330.5)	133.6

Total assets	$89.4	$1,090.9	$244.4	$903.5	$(418.4)	$1,909.8

Accounts payable	$—	$35.7	$2.9	$103.4	$—	$142.0

Accrued expenses and other current liabilities	(3.7)	107.4	(22.5)	70.7	41.6	193.5

Deferred income on sales to distributors	—	48.8	—	87.3	—	136.1

Total current liabilities	(3.7)	191.9	(19.6)	261.4	41.6	471.6

Long-term debt(1)	260.0	1,352.7	—	22.7	(260.0)	1,375.4

Other long-term liabilities	—	15.9	—	16.6	—	32.5

Intercompany(1)	(191.5)	(713.3)	201.6	550.1	153.1	—

Total liabilities	64.8	847.2	182.0	850.8	(65.3)	1,879.5

Minority interests	—	—	—	—	5.7	5.7

Stockholders’ equity	24.6	243.7	62.4	52.7	(358.8)	24.6

Liabilities, minority interests and stockholders’ equity	$89.4	$1,090.9	$244.4	$903.5	$(418.4)	$1,909.8

As of December 31, 2000

Cash and cash equivalents	$—	$44.9	$(1.1)	$145.1	$—	$188.9

Receivables, net	—	118.2	—	153.0	—	271.2

Inventories	—	48.4	6.6	261.6	(58.5)	258.1

Other current assets	—	36.8	0.7	34.6	8.2	80.3

Total current assets	—	248.3	6.2	594.3	(50.3)	798.5

Property, plant and equipment, net	—	157.5	52.4	438.5	(0.2)	648.2

Deferred income taxes	—	278.1	14.2	(5.5)	—	286.8

Goodwill and other intangibles	—	—	140.8	—	—	140.8

Investments and other assets	429.4	340.8	57.8	5.6	(684.9)	148.7

Total assets	$429.4	$1,024.7	$271.4	$1,032.9	$(735.4)	$2,023.0

Accounts payable	$—	$62.0	$7.0	$106.0	$—	$175.0

Accrued expenses and other current liabilities	(3.2)	124.4	10.4	97.2	1.3	230.1

Total current liabilities	(3.2)	186.4	17.4	203.2	1.3	405.1

Long-term debt(1)	260.0	1,228.2	—	24.5	(260.0)	1,252.7

Other long-term liabilities	—	9.7	—	11.1	—	20.8

Intercompany(1)	(165.1)	(782.6)	150.4	537.3	260.0	—

Total liabilities	91.7	641.7	167.8	776.1	1.3	1,678.6

Minority interests	—	—	—	—	6.7	6.7

Stockholders’ equity	337.7	383.0	103.6	256.8	(743.4)	337.7

Liabilities, minority interests and stockholders’ equity	$429.4	$1,024.7	$271.4	$1,032.9	$(735.4)	$2,023.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the quarter ended June 29, 2001

Revenues	$—	$176.6	$9.5	$386.8	$(262.2)	$310.7

Cost of sales	—	145.4	8.1	363.7	(261.6)	255.6

Gross profit	—	31.2	1.4	23.1	(0.6)	55.1

Research and development	—	(2.4)	5.0	20.3	—	22.9

Selling and marketing	—	8.8	1.4	10.6	—	20.8

General and administrative	—	19.7	2.8	11.5	—	34.0

Amortization of goodwill and other intangibles	—	—	5.6	—	—	5.6

Restructuring and other charges	—	21.6	—	74.2	—	95.8

Total operating expenses	—	47.7	14.8	116.6	—	179.1

Operating income (loss)	—	(16.5)	(13.4)	(93.5)	(0.6)	(124.0)

Interest expense, net	—	(11.8)	(4.7)	(13.2)	—	(29.7)

Equity earnings	(152.2)	(38.3)	2.0	—	190.0	1.5

Income (loss) before income taxes	(152.2)	(66.6)	(16.1)	(106.7)	189.4	(152.2)

Income tax benefit (provision)	—	44.1	8.9	(0.6)	(52.4)	—

Net income (loss)	$(152.2)	$(22.5)	$(7.2)	$(107.3)	$137.0	$(152.2)

For the six months ended June 29, 2001

Revenues	$—	$385.2	$25.8	$821.4	$(561.2)	$671.2

Cost of sales	—	324.0	21.9	744.8	(561.2)	529.5

Gross profit	—	61.2	3.9	76.6	—	141.7

Research and development	—	1.9	9.1	34.8	—	45.8

Selling and marketing	—	21.0	3.0	20.6	—	44.6

General and administrative	—	45.2	5.1	20.5	—	70.8

Amortization of goodwill and other intangibles	—	—	11.4	—	—	11.4

Restructuring and other charges	—	43.3	1.3	89.2	—	133.8

Total operating expenses	—	111.4	29.9	165.1	—	306.4

Operating income (loss)	—	(50.2)	(26.0)	(88.5)	—	(164.7)

Interest expense, net	—	(24.3)	(9.4)	(25.2)	—	(58.9)

Equity earnings	(311.6)	(67.4)	1.6	—	379.5	2.1

Gain on the sale of investment in joint venture	—	—	3.1	—	—	3.1

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(311.6)	(141.9)	(30.7)	(113.7)	379.5	(218.4)

Income tax benefit (provision)	—	56.0	16.8	(1.2)	(48.9)	22.7

Minority interests	—	—	—	—	0.5	0.5

Cumulative effect of accounting change, net	—	(44.1)	—	(72.3)	—	(116.4)

Net income (loss)	$(311.6)	$(130.0)	$(13.9)	$(187.2)	$331.1	$(311.6)

Net cash provided by (used in) operating activities	$—	$112.1	$7.3	$(190.6)	$0.1	$(71.1)

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(27.5)	(1.1)	(59.4)	—	(88.0)

Investments in unconsolidated companies and joint ventures	—	—	—	(0.5)	—	(0.5)

Acquisition of minority interests in consolidated subsidiaries	—	—	—	—	(0.1)	(0.1)

Proceeds from sale of investment in unconsolidated joint venture	—	20.4	—	—	—	20.4

Loans to unconsolidated joint venture	—	(5.0)	—	—	—	(5.0)

Proceeds from sales of property, plant and equipment	—	1.1	—	1.0	—	2.1

Net cash used in investing activities	—	(11.0)	(1.1)	(58.9)	(0.1)	(71.1)

Cash flows from financing activities:

Intercompany loans	—	(186.6)	—	186.6	—	—

Intercompany loan repayments	—	58.0	—	(58.0)	—	—

Proceeds from senior credit facilities and other borrowings	—	125.0	—	—	—	125.0

Payments on capital lease obligation	—	(0.6)	—	—	—	(0.6)

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	3.9	—	—	—	3.9

Net cash (used in) provided by financing activities	—	(0.3)	—	128.6	—	128.3

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	—	100.8	6.2	(120.2)	0.0	(13.2)

Cash and cash equivalents, beginning of period	—	44.9	(1.1)	145.1	—	188.9

Cash and cash equivalents, end of period	$—	$145.7	$5.1	$24.9	$0.0	$175.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the quarter ended July 1, 2000

Revenues	$—	$574.7	$39.6	$310.5	$(374.3)	$550.5

Cost of sales	—	455.1	26.8	250.1	(374.3)	357.7

Gross profit	—	119.6	12.8	60.4	—	192.8

Research and development	—	14.2	—	2.9	—	17.1

Selling and marketing	—	17.3	4.9	4.0	—	26.2

General and administrative	—	41.4	1.1	17.1	—	59.6

Amortization of goodwill and other intangibles	—	—	5.5	—	—	5.5

Write-off of acquired in-process research and development	—	—	26.9	—	—	26.9

Total operating expenses	—	72.9	38.4	24.0	—	135.3

Operating income (loss)	—	46.7	(25.6)	36.4	—	57.5

Interest expense, net	—	(18.7)	(4.7)	(10.4)	—	(33.8)

Equity earnings	(2.0)	(4.8)	3.1	—	6.1	2.4

Income (loss) before income taxes and minority interests	(2.0)	23.2	(27.2)	26.0	6.1	26.1

Income tax benefit (provision)	—	(10.4)	12.1	(11.4)	(0.4)	(10.1)

Minority interests	—	—	—	—	(0.5)	(0.5)

Extraordinary loss	—	(17.5)	—	—	—	(17.5)

Net income (loss)	$(2.0)	$(4.7)	$(15.1)	$14.6	$5.2	$(2.0)

For the six months ended July 1, 2000

Revenues	$—	$1,151.0	$39.6	$603.0	$(756.3)	$1,037.3

Cost of sales	—	939.8	26.8	470.8	(756.3)	681.1

Gross profit	—	211.2	12.8	132.2	—	356.2

Research and development	—	20.0	—	8.3	—	28.3

Selling and marketing	—	37.0	4.9	3.9	—	45.8

General and administrative	—	72.3	1.1	37.2	—	110.6

Amortization of goodwill and other intangibles	—	—	5.5	—	—	5.5

Write-off of acquired in-process research and development	—	—	26.9	—	—	26.9

Restructuring and other charges	—	—	—	4.8	—	4.8

Total operating expenses	—	129.3	38.4	54.2	—	221.9

Operating income (loss)	—	81.9	(25.6)	78.0	—	134.3

Interest expense, net	—	(42.9)	(4.7)	(20.9)	—	(68.5)

Equity earnings	23.5	15.8	3.6	0.2	(40.9)	2.2

Income (loss) before income taxes, minority interests and extraordinary loss, net	23.5	54.8	(26.7)	57.3	(40.9)	68.0

Income tax benefit (provision)	—	(22.5)	12.1	(20.6)	5.2	(25.8)

Minority interests	—	—	—	—	(1.2)	(1.2)

Extraordinary loss, net	—	(17.5)	—	—	—	(17.5)

Net income (loss)	$23.5	$14.8	$(14.6)	$36.7	$(36.9)	$23.5

Net cash provided by (used in) operating activities	$—	$158.4	$4.1	$(41.0)	$0.1	$121.6

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(20.8)	(4.8)	(45.1)	(0.1)	(70.8)

Investment in business, net of cash acquired	—	(253.2)	—	—	—	(253.2)

Investments in unconsolidated companies and joint ventures	—	—	—	(2.5)	—	(2.5)

Loans to unconsolidated joint venture	—	(11.0)	—	—	—	(11.0)

Proceeds from sales of property, plant and equipment	—	4.4	—	13.3	—	17.7

Net cash used in investing activities	—	(280.6)	(4.8)	(34.3)	(0.1)	(319.8)

Cash flows from financing activities:

Proceeds from initial public offering, net of offering expenses	—	514.8	—	—	—	514.8

Proceeds from borrowings	—	200.0	—	—	—	200.0

Payment of debt issuance costs	—	(3.2)	—	—	—	(3.2)

Repayment of senior credit facilities, including prepayment penalty	—	(131.5)	—	—	—	(131.5)

Repayment of senior subordinated notes, including prepayment penalty	—	(156.8)	—	—	—	(156.8)

Redemption of preferred stock, including accrued dividends	—	(228.4)	—	—	—	(228.4)

Proceeds from exercise of stock options	—	0.8	—	—	—	0.8

Intercompany loans	—	(49.6)	—	49.6	—	—

Intercompany loan repayments	—	6.3	—	(6.3)	—	—

Net cash provided by financing activities	—	152.4	—	43.3	—	195.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	—	30.2	(0.7)	(31.9)	(0.0)	(2.4)

Cash and cash equivalents, beginning of period	—	14.9	—	111.9	—	126.8

Cash and cash equivalents, end of period	$—	$45.1	$(0.7)	$80.0	$(0.0)	$124.4

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:  Commitments and Contingencies

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described below, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      In July 2001 two purported stockholder class actions (“Shareholder Litigation”) were filed against the Company, certain officers and directors of the Company, and five investment banking firms who acted as underwriters in connection with our IPO in April 2000. The Shareholder Litigation was filed in the United States District Court — Southern District of New York and generally alleges that the IPO offering documents failed to disclose: (1) certain underwriter fees and commissions and (2) underwriter tie-in and other arrangements with certain customers that impacted the price of the Company’s stock in the aftermarket. The Shareholder Litigation is in the initial phases and the Company intends to vigorously defend against the suits.

Note 10:  Related Party Transactions

      Related party activity between the Company and Motorola is as follows (in millions):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 29,	July 1,	June 29,	July 1,
	2001	2000	2001	2000

Purchases of manufacturing services from Motorola	$30.0	$39.9	$55.5	$80.4

Cost of other services, rent and equipment purchased from Motorola	$3.1	$23.1	$15.7	$46.7

Note 11:  Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities became effective for the Company as of January 1, 2001.

      The Company’s interest rate swaps in effect at January 1, 2001 have been designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133, the Company recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities, both before income taxes of approximately $2.2 million. The Company recorded a $2.6 million after-tax charge to accumulated other comprehensive income during the first six months of 2001 to adjust its cash flow hedge to fair-value at June 29, 2001

      The Company uses forward foreign currency contracts to reduce its overall exposure to the effects of foreign currency fluctuations on its results of operations and cash flows. The fair value of these derivative instruments are recorded as assets or liabilities with gains and losses offsetting the gains and losses on the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying assets or liabilities. The adoption of SFAS 133 did not impact the Company’s accounting and reporting for these derivative instruments.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets will no longer be amortized, but are required to be tested for impairment annually or whenever events or circumstances indicate that the related carrying amount exceeds fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill acquired in a business acquisition occurring after June 30, 2001, which will not be amortized. At June 29, 2001, the Company had unamortized goodwill of $75.0 million related to the Cherry acquisition that will be impacted by this new standard. Annual goodwill amortization approximates $8.6 million, which will be discontinued in 2002 as a result of this standard.

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

      Recent developments. During the first six months of 2001, we experienced slowing demand and pricing pressures for our products as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. As we enter the third quarter of 2001, market demand continues to be soft and visibility to our customers’ expected requirements remains poor. We expect revenues in the third quarter of 2001 to be down slightly from the second quarter.

      In the fourth quarter of 2000 we began to implement a phased cost reduction plan (“the Plan”), which includes strict expense controls, reduced capital expenditures, restructuring of our manufacturing operations and reductions in selling and administrative costs. As a result of these efforts, we incurred restructuring and other charges of $95.8 million in the second quarter of 2001 and a total of $133.8 million in the first six months of 2001. The three principal elements of the Plan that were implemented in the second quarter of 2001 were: accelerating a five-year manufacturing restructure plan into a two-year plan; reducing our selling and administrative costs; and aggressively focusing on liquidity. We expect the actions implemented in the second quarter of 2001, the savings from which will not be fully realized until 2002, will ultimately generate annualized savings of approximately $300 million. When combined with the restructure and cost reduction actions taken in the first quarter of 2001 and the fourth quarter of 2000, we expect the Plan to generate total savings of $190 million in 2001, and to ultimately generate annualized savings of approximately $400 million.

      At June 29, 2001, we had $994.3 million outstanding under our senior bank facilities. The senior bank facilities require us to maintain compliance with certain covenants and restrictions. At June 29, 2001, we were not in compliance with covenants requiring the maintenance of minimum interest expense and leverage coverage ratios. We have received a waiver in respect of such noncompliance at June 29, 2001 (and in respect of any future noncompliance with such covenants through December 31, 2002). In connection with such waiver, we have amended our senior bank facilities. The key terms of this amendment are as follows:

•	Minimum interest expense coverage ratio and leverage coverage ratio requirements for periods between January 31, 2003 through December 31, 2005 have been reduced, maximum capital expenditure limits have been reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 have been added;

•	We are required to obtain $100 million through an equity investment from our principal shareholder, an affiliate of Texas Pacific Group, by September 7, 2001;

•	The interest rate spread on outstanding borrowings will increase to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest will be required on a monthly basis. Additionally, a supplemental interest charge of 2.0% will accrue through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through March 31, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. To the extent that the full amount of such supplemental interest is not paid on March 31, 2003, additional supplemental interest for the period of March 31, 2003 through June 30, 2003 will accrue at a rate of 3.0% on a portion of the outstanding borrowings, which portion is equal to the percentage of supplemental interest accrued but unpaid on March 31, 2003. Such additional supplemental interest will be due by June 30, 2002. As a result of these amendments, our interest expense on an annual basis is expected to increase by approximately $29.5 million; and

•	Certain mandatory prepayment provisions contained in the original agreement have been revised.

      We believe that, pursuant to our current business plans, we will be able to maintain compliance with the revised covenants as outlined above.

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

      As described above, we utilized a portion of the net proceeds from our IPO to redeem a portion of our senior subordinated notes and prepay a portion of the loans outstanding under our senior bank facilities. In connection therewith, we incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11 per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statements of operations for the quarter and six months ended July 1, 2000.

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

      The Cherry acquisition was accounted for using the purchase method of accounting and as a result, the purchase price plus related costs was allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows (in millions):

Fair value of tangible net assets	$71.3

Developed technology	59.3

In-process research and development	26.9

Assembled work force	10.0

Excess of purchase price over net assets acquired (goodwill)	85.7

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

      The forecasts used in valuing the acquired in-process research and development were based upon assumptions we believe are reasonable; however, such assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. There can be no assurance that the underlying assumptions used to estimate expected project sales or profits, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

      Cherry’s results of operations have been included in our consolidated results from the date of acquisition. The following pro forma disclosures present the Company’s results of operations for the six months ended July 1, 2000 as if we had acquired Cherry as of January 1, 2000 (in millions, except per share data):

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

Results of Operations

      Cumulative effect of accounting change. Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. Deferred income on sales to distributors was $136.1 million at June 29, 2001.

      We believe that this accounting change is to a preferable method because it better aligns reported results with, focuses us on, and allows investors to better understand end user demand for the products we sell through distribution. This revenue recognition policy is commonly used in the semiconductor industry.

      The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) and was recorded in the six months ended June 29, 2001. The accounting change resulted in a reduction of our net loss in the six months ended June 29, 2001 of $26.4 million, or $0.15 per share.

      Earnings per common share. Our diluted earnings per share on an actual and adjusted basis for the quarter and six months ended June 29, 2001, are as follows:

	Quarter Ended		Quarter Ended		Six Months Ended
	June 29,		July 1,		June 29,
	2001		2000		2001

	in millions	per share	in millions	per share	in millions	per share

Net income (loss)	$(152.2)		$(12.7)		$(311.6)

Less: Redeemable preferred stock dividends	—		(2.2)		—

Net income (loss) available for common stock	(152.2)	$(0.88)	(14.9)	$(0.09)	(311.6)	$(1.80)

Plus (net of tax):

Write-off of acquired in-process research and development	—	—	16.1	0.10	—	—

Extraordinary loss	—	—	17.5	0.11	—	—

Amortization of goodwill and other intangibles	5.6	0.03	3.3	0.02	9.1	0.05

Restructuring and other charges	84.7	0.49	—	—	111.5	0.65

Cumulative effect of accounting change	—	—	—	—	116.4	0.67

Adjusted net income (loss) available for common stock	$(61.9)	$(0.36)	$22.0	$0.13	$(74.6)	$(0.43)

Weighted average common shares outstanding — diluted	173.5	173.5	165.9	165.9	172.8	172.8

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended
	July 1,
	2000

	in millions	per share

Net income (loss)	$(4.8)

Less: Redeemable preferred stock dividends	(8.8)

Net income (loss) available for common stock	(13.6)	$(0.09)

Plus (net of tax):

Write-off of acquired in-process research and development	16.1	0.10

Extraordinary loss	17.5	0.11

Amortization of goodwill and other intangibles	3.3	0.02

Restructuring and other charges	3.0	0.02

Cumulative effect of accounting change	—	—

Adjusted net income (loss) available for common stock	$26.3	$0.17

Weighted average common shares outstanding — diluted	154.1	154.1

  Quarter Ended June 29, 2001 Compared To Quarter Ended July 1, 2000

      Operating results for the quarters ended June 29, 2001 and July 1, 2000 follow. The July 1, 2000 pro forma column reflects the results as if the change in distributor revenue recognition had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations.

	Quarter Ended

		July 1, 2000

	June 29,		As
	2001	Pro forma	reported

	(in millions)

Revenues:

Net product revenues	$307.3	$496.9	$531.0

Foundry revenues	3.4	19.5	19.5

Total revenues	310.7	516.4	550.5

Cost of sales	255.6	337.8	357.7

Gross profit	55.1	178.6	192.8

Operating expenses:

Research and development	22.9	17.1	17.1

Selling and marketing	20.8	26.2	26.2

General and administrative	34.0	59.6	59.6

Amortization of goodwill and other intangibles	5.6	5.5	5.5

Write-off of acquired in-process research and development	—	26.9	26.9

Restructuring and other charges	95.8	—	—

Total operating expenses	179.1	135.3	135.3

Operating income (loss)	(124.0)	43.3	57.5

Other income (expenses), net:

Interest expense	(29.7)	(33.8)	(33.8)

Equity in earnings of joint ventures	1.5	2.4	2.4

Other income (expenses)	(28.2)	(31.4)	(31.4)

Income (loss) before income taxes, minority interests and extraordinary loss	(152.2)	11.9	26.1

Provision for income taxes	—	(6.6)	(10.1)

Minority interests	—	(0.5)	(0.5)

Net income (loss) before extraordinary loss	(152.2)	4.8	15.5

Extraordinary loss on prepayment of debt (net of tax)	—	(17.5)	(17.5)

Net loss	(152.2)	(12.7)	(2.0)

Less: Redeemable preferred stock dividends	—	(2.2)	(2.2)

Net loss available for common stock	$(152.2)	$(14.9)	$(4.2)

      Total revenues. Total revenues decreased $205.7 million, or 39.8%, to $310.7 million in the second quarter of 2001 from $516.4 million in the second quarter of 2000, due to reduced demand for our products resulting from the recent economic downturn and actions taken by our customers to manage their inventories in line with incoming business and due to the phasing out of the foundry revenues to Motorola.

      Net product revenues. Net product revenues decreased $189.6 million, or 38.2%, to $307.3 million in the second quarter of 2001 from $496.9 million in the second quarter of 2000. The decrease occurred in all of our major product families. Approximately 63% of this decrease was due to reduced volume with the remainder due to reductions in selling prices, partially offset by increases due to changes in our product mix. Net revenues for standard analog products, which accounted for 28.9% of net product revenues in the second quarter of 2001, decreased 35.2% compared to the second quarter of 2000. Net revenues from broadband products, which accounted for 10.3% of net product revenues in the second quarter of 2001 decreased 61.8%

from the second quarter of 2000. Net revenues for discrete and standard logic products, which accounted for 60.8% of net product revenues in the second quarter of 2001, decreased 32.6% compared to the second quarter of 2000.

      Approximately 40%, 37% and 23% of our net product revenues in the second quarter of 2001 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 49%, 31% and 20%, respectively, in the second quarter of 2000.

      Foundry revenues. Foundry revenues decreased $16.1 million, or 82.6%, to $3.4 million in the second quarter of 2001 from $19.5 million in the second quarter of 2000. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers.

      Cost of sales. Cost of sales decreased $82.2 million, or 24.3%, to $255.6 million in the second quarter of 2001 from $337.8 million in the second quarter of 2000, primarily as a result of decreased sales volume.

      Gross profit. Gross profit (computed as total revenues less cost of sales) decreased $123.5 million, or 69.1%, to $55.1 million in the second quarter of 2001 from $178.6 million in the second quarter of 2000. As a percentage of total revenues, gross margin declined to 17.7% (17.8% for product gross margin) in the second quarter of 2001 from 34.6% (35.5% for product gross margin) in the second quarter of 2000. The decline in gross profit was primarily due to lower selling prices, along with lower factory utilization resulting from lower customer demand.

  Operating expenses

      Research and development. Research and development costs increased $5.8 million, or 33.9%, to $22.9 million in the second quarter of 2001 from $17.1 million in the second quarter of 2000, primarily as a result of our efforts to continue to develop our power management and broadband portfolios. As a percentage of net product revenues, research and development costs increased to 7.5% in the second quarter of 2001 from 3.4% in the second quarter of 2000 because of decreased sales demand accompanied with increased spending on new product development. We introduced 87 new products in the second quarter of 2001. The main emphasis of our new product development is in power management and broadband applications with eighty percent of our overall research and development investment targeted in these areas. Our long-term target for research and development costs is 5-6% of revenues.

      Selling and marketing. Selling and marketing expenses decreased by $5.4 million, or 20.6%, to $20.8 million in the second quarter of 2001 from $26.2 million in the second quarter of 2000 as a result of our restructuring actions. As a percentage of net product revenues, these costs increased to 6.8% in the second quarter of 2001 from 5.3% in the second quarter of 2000 as a result of decreased net product revenues offset by cost savings resulting from our restructuring actions.

      General and administrative. General and administrative expenses decreased by $25.6 million, or 43.0% to $34 million in the second quarter of 2001 from $59.6 million in the second quarter of 2000, as a result of cost reduction actions and lower discretionary spending. As a percentage of net product revenues, these costs decreased to 11.1% in the second quarter of 2001 from 12.0% in the second quarter 2000.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $5.6 million in second quarter of 2001 compared to $5.5 million for the second quarter of 2000. The amortization relates to the intangible assets that were acquired with Cherry in the second quarter of 2000, including amounts related to developed technology, assembled workforce and goodwill.

      Restructuring and other charges. In June 2001, we recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program. This program includes phasing out of manufacturing operations at our Guadalajara, Mexico facility, transferring certain manufacturing activities performed at our Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors and consolidation of other operations. The charge includes $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, asset impairments of $42.2 million and

$10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees. As of June 29, 2001, the remaining liability relating to this restructuring was $38.6 million. As of June 29, 2001, 532 employees have been terminated under this restructuring plan.

      Operating income (loss). Operating income (loss) decreased $167.3 million, to a $124.0 million operating loss in the second quarter of 2001 compared to operating income of $43.3 million in the second quarter of 2000. This decrease was due to decreased net product revenues, reduced gross margins and costs associated with our worldwide restructuring program. We expect that the cost reduction plan that we have implemented will result in savings of approximately $190 million in 2001 and will ultimately generate annualized savings of approximately $400 million. Excluding restructuring and other charges, the operating loss for the quarter ended June 29, 2001 would have been $28.2 million compared to operating income of $43.3 million for the quarter ended July 1, 2000.

      Interest expense. Interest expense decreased $4.1 million, or 12.1% to $29.7 million in the second quarter of 2001 from $33.8 million in the second quarter of 2000. The decrease was due the redemption of a portion of the senior subordinated notes and prepayment of a portion of the loans outstanding under the senior bank facilities with the proceeds from our IPO in 2000, partially offset by interest related to the $125.0 million drawn on our revolving line of credit during second quarter of 2001. As a result of the amendments to our senior bank facilities (See “Recent developments”), our interest expense on an annual basis is expected to increase by approximately $29.5 million.

      Equity in earnings of joint ventures. Equity in earnings of joint ventures decreased $0.9 million to $1.5 million in the second quarter of 2001 from $2.4 million in the second quarter of 2000, due primarily to decreased capacity utilization at manufacturing facilities at our Chinese joint venture resulting from the decrease in semiconductor market demand. The decrease is also attributable to the February 2001 sale of our interest in our SMP joint venture.

      Minority interests. Minority interests represent the portion of net income (loss) of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests were $0 in the second quarter of 2001 compared to $0.5 million in the second quarter of 2000, as the two Czech joint ventures operated near break even in the second quarter of 2001.

      Income tax (provision) benefit. The income tax (provision) benefit was $0 in the second quarter of 2001 compared with an income tax provision of $10.1 million in the second quarter of 2000. The 2001 amount was attributable to the net effect of deferred tax benefits recognized for operating losses incurred during the quarter outside of the U.S. offset by a valuation allowance established for such losses incurred in the U.S. The valuation allowance resulted from our decision to limit the recognition of such deferred tax benefits to the amount that could be recovered via carry-back. It should be noted that a significant portion of our second quarter 2001 operating loss was incurred in a country with a 0% tax rate and, therefore, no future tax benefits are available.

  Six Months Ended June 29, 2001 Compared To Six Months Ended July 1, 2000

      Operating results for the six months ended June 29, 2001 and July 1, 2000 follow. The July 1, 2000 pro forma column reflects the results as if the change in distributor revenue recognition had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations.

	Six Months Ended

		July 1, 2000

	June 29,		As
	2001	Pro forma	reported

	(in millions)

Revenues:

Net product revenues	$664.3	$909.4	$982.5

Foundry revenues	6.9	54.8	54.8

Total revenues	671.2	964.2	1,037.3

Cost of sales	529.5	645.7	681.1

Gross profit	141.7	318.5	356.2

Operating expenses:

Research and development	45.8	28.3	28.3

Selling and marketing	44.6	45.8	45.8

General and administrative	70.8	110.6	110.6

Amortization of goodwill and other intangibles	11.4	5.5	5.5

Write-off of acquired in-process research and development	—	26.9	26.9

Restructuring and other charges	133.8	4.8	4.8

Total operating expenses	306.4	221.9	221.9

Operating income (loss)	(164.7)	96.6	134.3

Other income (expenses), net:

Interest expense	(58.9)	(68.5)	(68.5)

Equity in earnings of joint ventures	2.1	2.2	2.2

Gain on sales of investment in joint venture	3.1	—	—

Other income (expenses)	(53.7)	(66.3)	(66.3)

Income before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(218.4)	30.3	68.0

Income tax benefit (provision)	22.7	(16.4)	(25.8)

Minority interests	0.5	(1.2)	(1.2)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(195.2)	12.7	41.0

Extraordinary loss on prepayment of debt (net of tax)	—	(17.5)	(17.5)

Cumulative effect of accounting change (net of tax)	(116.4)	—	—

Net income (loss)	(311.6)	(4.8)	23.5

Less: Redeemable preferred stock dividends	—	(8.8)	(8.8)

Net income (loss) available for common stock	$(311.6)	$(13.6)	$14.7

      Total revenues. Total revenues decreased $293.0 million, or 30.4%, to $671.2 million in the first six months of 2001 from $964.2 million in the first six months of 2000, due to reduced demand for our products resulting from the recent economic downturn and actions taken by our customers to manage their inventories in line with incoming business and due to the phasing out of foundry revenues to Motorola.

      Net product revenues. Net product revenues decreased $245.1 million, or 27.0%, to $664.3 million in the first six months of 2001 from $909.4 million in the first six months of 2000. The decrease occurred in all of our major product families. Approximately 53% of this decrease was due to reduced volume with the remainder due to reductions in selling prices, partially offset by increases due to changes in our product mix. Net revenues for standard analog products, which accounted for 28.2% of net product revenues in the first six months of 2001, decreased 17.6% compared to the first six months of 2000. Net revenues from broadband products, which accounted for 12.8% of net product revenues in the first six months of 2001 decreased 42.4%

from the second quarter of 2000. Net revenues for discrete and standard logic products, which accounted for 59.0% of net product revenues in the first six months of 2001, decreased 26.7% compared to the second quarter of 2000.

      Approximately 42%, 35% and 23% of our net product revenues in the first six months of 2001 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 47%, 32% and 21%, respectively, in the first six months of 2000.

      Foundry revenues. Foundry revenues decreased $47.9 million, or 87.4%, to $6.9 million in the first six months of 2001 from $54.8 million in the first six months of 2000. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers.

      Cost of sales. Cost of sales decreased $116.2 million, or 18.0%, to $529.5 million in the first six months of 2001 from $645.7 million in the first six months of 2000, primarily as a result of decreased sales volume.

      Gross profit. Gross profit (computed as total revenues less cost of sales) decreased $176.8 million, or 55.5%, to $141.7 million in the first six months of 2001 from $318.5 million in the first six months of 2000. As a percentage of total revenues, gross margin declined to 21.1% (21.0% for product gross margin) in the first six months of 2001 from 33.0% (34.3% for product gross margin) in the first six months of 2000. The decline in gross profit was primarily due to lower selling prices, along with lower factory utilization resulting from lower customer demand.

  Operating expenses

      Research and development. Research and development costs increased $17.5 million, or 61.8%, to $45.8 million in the first six months of 2001 from $28.3 million in the first six months of 2000, primarily as a result of our efforts to continue to develop our power management and broadband portfolios. As a percentage of net product revenues, research and development costs increased to 6.9% in the first six months of 2001 from 3.1% in the first six months of 2000 because of decreased sales demand accompanied with increased spending on new product development. We introduced 176 new products in the first six months of 2001. The main emphasis of our new product development is in power management and broadband applications with eighty percent of our overall research and development investment targeted in these areas. Our long-term target for research and development costs is 5-6% of revenues.

      Selling and marketing. Selling and marketing expenses decreased by $1.2 million, or 2.6%, to $44.6 million in the first six months of 2001 from $45.8 million in the first six months of 2000 as a result of our restructuring actions. As a percentage of net product revenues, these costs increased to 6.7% in the first six months of 2001 from 5.0% in the first six months of 2000 as a result of decreased net product revenues offset by cost savings resulting from our restructuring actions.

      General and administrative. General and administrative expenses decreased by $39.8 million, or 36.0% to $70.8 million in the first six months of 2001 from $110.6 million in the first six months of 2000, as a result of cost reduction actions and lower discretionary spending. As a percentage of net product revenues, these costs decreased to 10.7% in the second quarter of 2001 from 12.2% in the first six months of 2000.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $11.4 million in first six months of 2001 compared to $5.5 million for the first six months of 2000. The amortization relates to the intangible assets that were acquired with Cherry in the second quarter of 2000, including amounts related to developed technology, assembled workforce and goodwill.

      Write-off of acquired in-process research and development. In the first six months of 2000, we incurred a $26.9 million charge for the write-off of acquired in-process research and development resulting from the Cherry acquisition. No such charges were incurred in the first six months of 2001.

      Restructuring and other charges. In June 2001, we recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program. This program includes phasing out of manufacturing operations at our Guadalajara, Mexico facility, transferring certain manufacturing activities performed at our

Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors and consolidation of other operations. The charge includes $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, asset impairments of $42.2 million and $10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees. As of June 29, 2001, the remaining liability relating to this restructuring was $38.6 million. As of June 29, 2001, 532 employees have been terminated under this restructuring plan.

      In March 2001, we recorded a $34.2 million charge to cover costs associated with a worldwide restructuring program involving manufacturing locations as well as selling and administrative functions. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees and $2.9 million for asset impairments that were charged directly against the related assets. As of June 29, 2001, the remaining liability relating to this restructuring was $3.2 million. As of June 29, 2001, 610 employees have been terminated under this restructuring plan.

      Also in March 2001, we recorded a $3.8 million charge to cover costs associated with the separation of one of our executive officers. In connection with the separation, we paid the former executive officer $1.9 million. In addition, we agreed to accelerate the vesting of his remaining outstanding stock options and to allow such options to remain exercisable for the remainder of their ten-year term. We recorded a non-cash charge of $1.9 million related to the modification of these options.

      In March 2000, we recorded a $4.8 million charge to cover costs associated with a restructuring program at our manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets. As of June 29, 2001 there was no remaining liability related to the 2000 restructuring program.

      A summary of activity in the our restructuring reserves for the six months ended June 30, 2001 is as follows (in millions):

	Balance as of			Balance as of
	December 31,	Additional	Amounts	June 29,
	2000	Reserves	Used	2001

Facility closure and other exit costs	$—	$10.0	$—	$10.0

Employee separations	0.7	67.7	(36.6)	31.8

Total restructuring	$0.7	$77.7	$(36.6)	$41.8

      Operating income (loss). Operating income (loss) decreased $261.3 million, to a $164.7 million operating loss in the first six months of 2001 compared to operating income of $96.6 million in the first six months of 2000. This decrease was due to decreased net product revenues, reduced product margins, costs associated with our worldwide restructuring program and the amortization of goodwill and other intangibles. We expect that the cost reduction plan that we have implemented will result in savings of approximately $190 million in 2001 and will ultimately generate annualized savings of approximately $400 million. Excluding restructuring and other charges, the operating loss for the six months ended June 29, 2001 would have been $30.9 million compared to operating income of $101.4 million for the six months ended July 1, 2000.

      Interest expense. Interest expense decreased $9.6 million, or 14.0% to $58.9 million in the first six months of 2001 from $68.5 million in the first six months of 2000. The decrease was due the redemption of a portion of the senior subordinated notes and prepayment of a portion of the loans outstanding under the senior bank facilities with the proceeds from our IPO in 2000. The decrease was partially offset by interest related to the $125.0 million drawn on our revolving line of credit in May 2001. As a result of the amendments to our senior bank facilities (See “Recent developments”), our interest expense on an annual basis is expected to increase by approximately $29.5 million.

      Equity in earnings of joint ventures. Equity in earnings from joint ventures decreased $0.1 million to $2.1 million in the first six months of 2001 from $2.2 million in the first six months of 2000.

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

      Minority interests. Minority interests represent the portion of net income (loss) of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests decreased $1.7 million to ($0.5) million in the first six months of 2001 compared to $1.2 million in the first six months of 2000.

      Income tax (provision) benefit. The income tax (provision) benefit was a $22.7 million benefit in the first six months of 2001 compared with an income tax provision of $25.8 million in the first six months of 2000. The 2001 amount was attributable to the net effect of deferred tax benefits recognized for operating losses incurred during the period outside of the U.S. offset by a valuation allowance established for a portion of such losses incurred in the U.S. The valuation allowance resulted from our decision to limit the recognition of such deferred tax benefits to the amount that could be recovered via carry-back. It should be noted that a significant portion of the operating loss for the first six months of 2001 was incurred in a country with a 0% tax rate and, therefore, no future tax benefits are available.

Liquidity and Capital Resources

      For the first six months of 2001, net cash used in operating activities was $71.1 million compared to $121.6 million net cash provided by operating activities for the corresponding period of 2000. This was due primarily to the net loss of $311.6 million, adjusted for non-cash charges, including depreciation and amortization of $85.4 million, $45.1 million for the impairment of property, plant and equipment and $116.4 million relating to the cumulative effect of accounting change relating to the revenue recognition on sales to distributors, offset by $24.2 million in deferred income taxes. Cash used in operating activities was also affected by changes in assets and liabilities including a decrease in accounts receivable of $113.6 and increases in other long-term liabilities and accrued interest of $3.8 and $6.3 million, respectively. These amounts were offset by an $0.5 million increase in inventories and a $13.1 million increase in other assets as well as decreases of $32.4 million in accounts payable, $7.8 million in accrued expenses, $12.9 million in income taxes payable, and $46.1 million in deferred income on sales to distributors. The decreases in accounts receivable and accounts payable were due to lower levels of sales and purchases, respectively, during the quarter.

      Net cash used in investing activities was $71.1 million for the first six months of 2001 compared to $319.8 million for the first six months of 2000. The net cash outflows consisted of $88.0 million for purchases of property, plant and equipment, $5.0 million for loans to an unconsolidated joint venture, $0.5 for investments in unconsolidated subsidiaries and $0.1 for acquisition of minority interests of our two Czech joint ventures. These outflows were partially offset by proceeds of $20.4 million related to the sale of the Company’s interest in the SMP joint venture and proceeds of $2.1 million related to sales of property, plant and equipment.

      Net cash provided by financing activities was $128.3 million for the first six months of 2001 compared to $195.7 for the first six months of 2000. Cash inflows consisted of proceeds of $125.0 million from our revolving line of credit, $3.4 million from the issuance of common stock under our employee stock purchase plan and $0.5 million from stock option exercises, offset by the payments of $0.6 for our capital lease obligation.

      At June 29, 2001, we had net deferred tax assets of $394.4 million as a result of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Although there can be no assurance, we believe that our net deferred tax assets will be recoverable from future operations. Should business conditions worsen or continue to be depressed for an extended period, we will be required to record a valuation allowance for all or a portion of our net deferred tax assets.

      As of June 29 2001, long-term debt (including current maturities) totaled $1,389.0 million and stockholders’ equity was $24.6 million. Long-term debt included $994.3 million under our senior bank facilities (including our revolving line of credit), $260.0 million senior subordinated notes, $109.6 million in respect of our junior subordinated note, a $22.7 million note payable to a Japanese bank, and a capital lease of $2.4 million. We are required to begin making principal payments on our senior bank facilities in the third quarter of 2001.

      As of June 29, 2001, $3.8 million of our $150 million revolving facility was available, reflecting borrowings of $125.0 million and outstanding letters of credit of $21.2 million. Under certain circumstances, the terms of our credit agreements allow us to incur additional indebtedness, although there can be no assurances that we would be able to borrow on terms acceptable to us.

      At June 29, 2001, we had $994.3 million outstanding under our senior bank facilities. The senior bank facilities require us to maintain compliance with certain covenants and restrictions. At June 29, 2001, we were not in compliance with covenants requiring the maintenance of minimum interest expense and leverage coverage ratios. We received a waiver in respect of such noncompliance at June 29, 2001 (and in respect of any future noncompliance with such covenants through December 31, 2002). In connection with such waiver, we have amended our senior bank facilities. The key terms of this amendment are as follows:

•	Minimum interest expense coverage ratio and leverage coverage ratio requirements for periods between January 31, 2003 through December 31, 2005 have been reduced, maximum capital expenditure limits have been reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 have been added;

•	We are required to obtain $100 million through an equity investment from our principal shareholder, an affiliate of Texas Pacific Group, by September 7, 2001;

•	The interest rate spread on outstanding borrowings will increase to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest will be required on a monthly basis. Additionally, a supplemental interest charge of 2.0% will accrue through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through March 31, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. To the extent that the full amount of such supplemental interest is not paid on March 31, 2003, additional supplemental interest for the period of March 31, 2003 through June 30, 2003 will accrue at a rate of 3.0% on a portion of the outstanding borrowings, which portion is equal to the percentage of supplemental interest accrued but unpaid on March 31, 2003. Such additional supplemental interest will be due by June 30, 2002. As a result of these amendments, our interest expense on an annual basis is expected to increase by approximately $29.5 million; and

•	Certain mandatory prepayment provisions contained in the original agreement have been revised.

      We believe that, pursuant to our current business plans, we will be able to maintain compliance with the revised covenants as outlined above.

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

      Our primary future cash needs, both in the short term and in the long term will focus on debt service and working capital. We have rescheduled our capital purchases with suppliers throughout the year and anticipate significantly reduced capital spending in the second half of 2001. We believe that cash flow from operations will be sufficient to service our indebtedness and fund our other liquidity needs for the remainder of 2001, and could be supplemented, if necessary, with the proceeds from targeted sales of assets. As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

      Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, over the past three years, various events have disrupted this pattern. In 1998, third quarter revenues declined, primarily as a result of the Asian economic crisis. In 1999, third and fourth quarter revenues increased due to the continuing recovery in the semiconductor market. In the fourth quarter of 2000 and the first two quarters of 2001 revenues declined due to slowing demand in the semiconductor market.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities became effective for us as of January 1, 2001.

      Our interest rate swaps in effect at January 1, 2001 have been designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133 we recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record our interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities, both before income taxes of approximately $2.2 million. We recorded a $2.6 million after-tax charge to accumulated other comprehensive income during the first six months of 2001 to adjust our cash flow hedges to fair-value at June 29, 2001.

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

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets will no longer be amortized, but are required to be tested for impairment annually or whenever events or circumstances indicate that the related carrying amount exceeds fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill acquired in a business acquisition occurring after June 30, 2001, which will not be amortized. At June 29, 2001, we had unamortized goodwill of $75.0 million related to the Cherry acquisition that will be impacted by this new standard. Annual goodwill amortization approximates $8.6 million, which will be discontinued in 2002 as a result of this standard.

Business Risks and Forward-Looking Statements

      This Quarterly Report on Form 10-Q includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in the Form 10-Q are made based on management’s current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of manufacturing capacity, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, restructuring programs and the impact of such programs, control of costs and expenses, inability to reduce manufacturing and selling, general and administrative costs, litigation, risks associated with acquisitions and dispositions, changes in management, risks associated with our substantial leverage and restrictive covenants in our debt instruments (including those relating to the increased cost of servicing our debt and complying with the additional restrictions imposed as a result of the recent amendment to our senior credit facilities), and risks involving environmental or other governmental regulation. Additional factors that could affect our future operating results are described from time to time in ON Semiconductor’s Securities and Exchange Commission reports. See in particular Exhibit 99.1, entitled “Risk Factors”, in the Form 10-K for the year ended December 31, 2000 and filed with the SEC on March 30, 2001, and subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

      As of June 29, 2001, our long-term debt (including current maturities) totaled $1,389.0 million. We have no interest rate exposure due to rate changes for our fixed rate interest bearing debt, which totaled $392.3 million or our capital lease obligation which totaled $2.4 million. We do have interest rate exposure with respect to the $994.3 million outstanding balance on our variable interest rate senior bank facilities however, we have entered into interest rate swaps to reduce this interest rate exposure. As of June 29, 2001, we had four interest rate swaps covering exposures on $255 million of our variable interest rate debt. A 50 basis point increase in interest rates would result in increased annual interest expense of $3.7 million for the next twelve months.

      A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, as a multinational business, we also conduct these activities through transactions denominated in a variety of other currencies. We use forward foreign currency contracts to hedge firm commitments and reduce our overall exposure to the effects of currency fluctuations on our results of operations and cash flows. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments. This strategy reduces, but does not eliminate, the short-term impact of foreign currency exchange rate movements. For example, changes in exchange rates may affect the foreign currency sales price of our products and can lead to increases or decreases in sales volume to the extent that the sales price of comparable products of our competitors are less or more than the sales price of our products.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraph, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      In July 2001 two purported stockholder class actions (“Shareholder Litigation”) were filed against us, certain of our officers and directors, and five investment banking firms who acted as underwriters in connection with our IPO in April 2000. The Shareholder Litigation was filed in the United States District Court — Southern District of New York and generally alleges that the IPO offering documents failed to disclose: (1) certain underwriter fees and commissions and (2) underwriter tie-in and other arrangements with certain customers that impacted the price of our stock in the aftermarket. The Shareholder Litigation is in the initial phases and we intend to vigorously defend against the suits.

Item 2.  Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3.  Defaults Upon Senior Securities

      At June 29, 2001, we had $994.3 million outstanding under our senior bank facilities. The senior bank facilities require us to maintain compliance with certain covenants and restrictions. At June 29, 2001, we were not in compliance with covenants requiring the maintenance of minimum interest expense and leverage coverage ratios. We have received a waiver in respect of such noncompliance at June 29, 2001 (and in respect of any future noncompliance with such covenants through December 31, 2002). In connection with such waiver, we have amended our senior bank facilities. The key terms of this amendment are as follows:

•	Minimum interest expense coverage ratio and leverage coverage ratio requirements for periods between January 31, 2003 through December 31, 2005 have been reduced, maximum capital expenditure limits have been reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 have been added;

•	We are required to obtain $100 million through an equity investment from our principal shareholder, an affiliate of Texas Pacific Group, by September 7, 2001;

•	The interest rate spread on outstanding borrowings will increase to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest will be required on a monthly basis. Additionally, a supplemental interest charge of 2.0% will accrue through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through March 31, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. To the extent that the full amount of such supplemental interest is not paid on March 31, 2003, additional supplemental interest for the period of March 31, 2003 through June 30, 2003 will accrue at a rate of 3.0% on a portion of the outstanding borrowings, which portion is equal to the percentage of supplemental interest accrued but unpaid on March 31, 2003. Such additional supplemental interest will be due by June 30, 2002. As a result of these amendments, our interest expense on an annual basis is expected to increase by approximately $29.5 million; and

•	Certain mandatory prepayment provisions contained in the original agreement have been revised.

      We believe that, pursuant to our current business plans, we will be able to maintain compliance with the revised covenants as outlined above.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Set forth below is information concerning each matter submitted to a vote at the Company’s 2001 Annual Meeting of Stockholders held on May 23, 2001:

      Election of Directors. Each of the following persons was elected as a Class II Director, to hold office until the 2004 Annual Meeting and until his successor is duly elected and qualified, or until retirement, resignation or removal:

Nominee	For	Withheld

David Bonderman	170,831,875	667,084
Justin Chang	170,835,785	663,174
John Legere	170,846,325	652,634

      2000 Stock Incentive Plan. An amendment to increase the number of shares issuable under the Company’s 2000 Stock Incentive Plan, was approved by the following votes:

For:	138,703,350

Against:	23,374,223

Abstain:	20,874

Broker non-vote:	9,400,512

      2000 Employee Stock Purchase Plan. An amendment to increase the number of shares issuable under the Company’s 2000 Employee Stock Purchase Plan and to limit the number of shares issuable to any participant, was approved by the following votes:

For:	161,588,620

Against:	486,486

Abstain:	23,341

Broker non-vote:	9,400,512

      Independent Accountants. Appointment of PricewaterhouseCoopers LLP, as the Company’s Independent Accountants, was ratified by the following votes:

For:	171,422,934

Against:	51,549

Abstain:	24,476

Item 5.  Other Information

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits —

Exhibit 10.1	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $36 million, dated November 17, 2000
Exhibit 10.2	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000
Exhibit 10.3	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million
Exhibit 10.4	ON Semiconductor Corporation 2000 Stock Incentive Plan (amended and restated as of May 23, 2001)(1)

Exhibit 10.5	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (amended and restated as of May 23, 2001)(1)
Exhibit 10.6	Waiver, Consent and Amendment dated as of August 13, 2001 to the Credit Agreement dated as of August 4, 1999, as amended and restated as of April 3, 2000, among ON Semiconductor Corporation (formerly known as SCG Holding Corporation), Semiconductor Components Industries, LLC, the Lenders party thereto, The Chase Manhattan Bank, as administrative agent, collateral agent and syndication agent, and Credit Lyonnais New York Branch, DLJ Capital Funding, Inc. and Lehman Commercial Paper Inc., as co-documentation agents

(1)	Management contract or compensatory plan or arrangement.

      (b)  Reports on Form 8-K —

      During the first quarter of 2001, the Company filed two reports on Form 8-K (1) dated April 25, 2001 and filed April 26, 2001, and (2) dated and filed May 10, 2001. The April 25, 2001 report was filed pursuant to Items 5 and 7, reported the Company’s first quarter earnings and included as an exhibit a press release dated April 25, 2001 titled “ ON Semiconductor Announces First Quarter 2001 Results.” The May 10, 2001 report was filed pursuant to Items 7 and 9, disclosed information pursuant to Regulation FD Rules 100-103 found in slides and notes from a presentation made by the Company during its Analyst Day on May 10, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001

ON SEMICONDUCTOR CORPORATION
(Registrant)

/s/DARIO SACOMANI

By: Dario Sacomani
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit 10.1	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $36 million, dated November 17, 2000
Exhibit 10.2	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000
Exhibit 10.3	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million
Exhibit 10.4	ON Semiconductor Corporation 2000 Stock Incentive Plan (amended and restated as of May 23, 2001)
Exhibit 10.5	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (amended and restated as of May 23, 2001)
Exhibit 10.6	Waiver, Consent and Amendment dated as of August 13, 2001 to the Credit Agreement dated as of August 4, 1999, as amended and restated as of April 3, 2000, among ON Semiconductor Corporation (formerly known as SCG Holding Corporation), Semiconductor Components Industries, LLC, the Lenders party thereto, The Chase Manhattan Bank, as administrative agent, collateral agent and syndication agent, and Credit Lyonnais New York Branch, DLJ Capital Funding, Inc. and Lehman Commercial Paper Inc., as co-documentation agents