Form 10-Q
period 2001-09-28
ON SEMICONDUCTOR CORP
filed 2001-11-13
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

☑   Yes  ☐   No

      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 5, 2001:

Class	Number of Shares

Common Stock; $.01 par value	174,224,208

INDEX

Page

Part I
Financial Information
Item 1 Financial Statements	2
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 Quantitative and Qualitative Disclosures About Market Risk	33
Part II
Other Information
Item 1 Legal Proceedings	34
Item 2 Changes in Securities and Use of Proceeds	34
Item 3 Defaults Upon Senior Securities	35
Item 4 Submission of Matters to a Vote of Security Holders	35
Item 5 Other Information	35
Item 6 Exhibits and Reports on Form 8-K	35
Signatures	36
Exhibits

PART I:     FINANCIAL INFORMATION

Item 1.      Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 28,	December 31,
	2001	2000

	(unaudited)

	(in millions, except share data)
Assets
Cash and cash equivalents	$205.8	$188.9
Receivables, net (including $12.1 and $14.9 due from Motorola)	153.3	271.2
Inventories	223.1	258.1
Other current assets	51.6	39.6
Deferred income taxes	100.0	40.7

Total current assets	733.8	798.5
Property, plant and equipment, net	594.2	648.2
Deferred income taxes	297.4	286.8
Investments in joint ventures	31.3	45.3
Goodwill and other intangibles, net	122.7	140.8
Other assets	105.0	103.4

Total assets	$1,884.4	$2,023.0

Liabilities, Minority Interests, Redeemable Preferred Stock, and Stockholders’ Equity (Deficit)
Accounts payable (including $4.5 and $7.3 payable to Motorola)	$139.4	$175.0
Accrued expenses (including $2.3 and $8.3 payable to Motorola)	123.3	184.3
Income taxes payable	5.8	22.3
Accrued interest	9.2	17.9
Deferred income on sales to distributors (See Note 2)	117.0	—
Current portion of long-term debt	16.0	5.6

Total current liabilities	410.7	405.1
Long-term debt (including $112.3 and $104.5 payable to Motorola)	1,378.9	1,252.7
Other long-term liabilities	37.7	20.8

Total liabilities	1,827.3	1,678.6

Commitments and contingencies (See Note 10)	—	—

Minority interests in consolidated subsidiaries	5.4	6.7

Redeemable preferred stock ($0.01 par value, 100,000 shares authorized, 10,000 shares issued and outstanding in 2001; 8% annual dividend rate; liquidation value — $100,000,000 plus $0.5 of accrued dividends in 2001)	99.1	—

Common stock ($0.01 par value, 300,000,000 shares authorized, 174,220,202 and 172,746,435 shares issued and outstanding)	1.7	1.7
Additional paid-in capital	738.5	730.4
Accumulated other comprehensive loss	(13.4)	(0.7)
Accumulated deficit	(774.2)	(393.7)

Total stockholders’ equity (deficit)	(47.4)	337.7

Total liabilities, minority interests, and stockholders’ equity (deficit)	$1,884.4	$2,023.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Quarter Ended		Nine Months Ended

	Sept. 28, 2001	Sept. 30, 2000	Sept. 28, 2001	Sept. 30, 2000

	(unaudited)		(unaudited)

	(in millions, except per share data)
Revenues:
Net product revenues (including $24.8, $37.3, $69.1 and $109.1 from Motorola)	$275.4	$539.0	$939.7	$1,521.5
Foundry revenues from Motorola	1.1	4.2	8.0	59.0

Total revenues	276.5	543.2	947.7	1,580.5
Cost of sales	240.3	349.2	769.8	1,030.3

Gross profit	36.2	194.0	177.9	550.2

Operating expenses:
Research and development	18.1	20.3	63.9	48.6
Selling and marketing	14.8	27.5	59.4	73.3
General and administrative	33.5	64.4	104.3	175.0
Amortization of goodwill and other intangibles	5.6	5.4	17.0	10.9
Write-off of acquired in-process research and development	—	—	—	26.9
Restructuring and other charges	—	—	133.8	4.8

Total operating expenses	72.0	117.6	378.4	339.5

Operating income (loss)	(35.8)	76.4	(200.5)	210.7

Other income (expenses), net:
Interest expense	(34.5)	(31.9)	(93.4)	(100.4)
Equity in earnings of joint ventures	1.1	2.1	3.2	4.3
Gain on sale of investment	—	—	3.1	—

Other income (expenses), net	(33.4)	(29.8)	(87.1)	(96.1)

Income (loss) before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(69.2)	46.6	(287.6)	114.6
Income tax benefit (provision)	—	(16.0)	22.7	(41.8)
Minority interests	0.3	(0.7)	0.8	(1.9)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(68.9)	29.9	(264.1)	70.9
Extraordinary loss on debt prepayment (net of income taxes of $11.7)	—	—	—	(17.5)
Cumulative effect of accounting change (net of income taxes of $38.8)	—	—	(116.4)	—

Net income (loss)	(68.9)	29.9	(380.5)	53.4
Less: Accretion of beneficial conversion feature on redeemable preferred stock	(13.1)	—	(13.1)	—
Less: Redeemable preferred stock dividends	(0.5)	—	(0.5)	(8.8)

Net income (loss) available for common stock	$(82.5)	$29.9	$(394.1)	$44.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) — (Continued)

	Quarter Ended		Nine Months Ended

	Sept. 28, 2001	Sept. 30, 2000	Sept. 28, 2001	Sept. 30, 2000

	(unaudited)		(unaudited)

	(in millions, except per share data)
Comprehensive income (loss):
Net income (loss)	$(68.9)	$29.9	$(380.5)	$53.4
Foreign currency translation adjustments	0.9	(0.9)	(2.5)	(1.2)
Additional minimum pension liability	—	—	(0.4)	—
Cash flow hedges:
Cumulative effect of accounting change (See Note 12)	—	—	(3.4)	—
Net losses on derivative instruments	(4.3)	—	(6.7)	—
Reclassification adjustments	0.1	—	0.4	—

Comprehensive income (loss)	$(72.2)	$29.0	$(393.1)	$52.2

Earnings (loss) per common share:
Basic:
Net income (loss) before extraordinary loss and cumulative effect of accounting change	$(0.47)	$0.17	$(1.60)	$0.40
Extraordinary loss on debt prepayment	—	—	—	(0.11)
Cumulative effect of accounting change	—	—	(0.67)	—

Net income (loss)	$(0.47)	$0.17	$(2.27)	$0.29

Diluted:
Net income (loss) before extraordinary loss and cumulative effect of accounting change	$(0.47)	$0.17	$(1.60)	$0.39
Extraordinary loss on debt prepayment	—	—	—	(0.11)
Cumulative effect of accounting change	—	—	(0.67)	—

Net income (loss)	$(0.47)	$0.17	$(2.27)	$0.28

Weighted average common shares outstanding:
Basic	173.9	171.7	173.4	156.1

Diluted	173.9	177.1	173.4	161.9

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 28,	September 30,
	2001	2000

	(unaudited)	(unaudited)

	(in millions)
Cash flows from operating activities:
Net income (loss)	$(380.5)	$53.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	127.9	117.3
Write-off of acquired in-process research and development	—	26.9
Extraordinary loss on debt prepayment	—	29.2
Cumulative effect of accounting change	116.4	—
Amortization of debt issuance costs	4.0	4.5
Provision for doubtful accounts	(0.2)	1.1
Net (gain) loss on disposals of property, plant and equipment	1.6	(1.2)
Non-cash impairment write-down of property, plant and equipment	45.1	—
Non-cash interest on long-term debt	10.7	7.1
Minority interests in earnings (losses) of consolidated subsidiaries	(0.8)	1.9
Undistributed earnings of unconsolidated joint ventures	(3.2)	(4.3)
Tax benefits of stock options exercised	0.7	3.0
Gain on sale of investment in unconsolidated joint venture	(3.1)	—
Deferred income taxes	(24.1)	(6.8)
Non-cash compensation charges	3.5	0.4
Changes in assets and liabilities:
Receivables	118.7	(25.7)
Inventories	34.6	(10.8)
Other assets	(18.6)	(18.4)
Accounts payable	(35.3)	40.5
Accrued expenses	(34.1)	39.3
Income taxes payable	(16.8)	(17.6)
Accrued interest	(8.7)	(19.9)
Deferred income on sales to distributors	(65.2)	—
Other long-term liabilities	1.7	3.6

Net cash provided by (used in) operating activities	(125.7)	223.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months	Nine Months
	Ended	Ended
	September 28,	September 30,
	2001	2000

	(unaudited)	(unaudited)

	(in millions)
Cash flows from investing activities:
Purchases of property, plant and equipment	(99.3)	(126.0)
Investment in business, net of cash acquired	—	(253.2)
Acquisition of minority interest in consolidated subsidiaries	(0.1)	—
Investments in unconsolidated companies and joint ventures	(0.5)	(2.5)
Loans to unconsolidated joint venture	(5.0)	(23.0)
Proceeds from sale of investment in unconsolidated joint venture	20.4	—
Proceeds from sales of property, plant and equipment	2.3	17.9

Net cash used in investing activities	(82.2)	(386.8)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	—	514.8
Proceeds from senior credit facilities and other borrowings	125.0	200.0
Payments of capital lease obligation	(1.2)	—
Payment of debt issuance costs	(3.1)	(3.2)
Repayment of senior credit facilities, including prepayment penalty	—	(131.5)
Repayment of senior subordinated notes, including prepayment penalty	—	(156.8)
Redemption of preferred stock, including accrued dividends	—	(228.4)
Proceeds from redeemable preferred stock	98.6	—
Proceeds from issuance of stock under the employee stock purchase plan	3.8	—
Proceeds from exercise of stock options	0.6	1.0

Net cash provided by financing activities	223.7	195.9

Effect of exchange rates on cash and cash equivalents	1.1	(0.1)

Net increase in cash and cash equivalents	16.9	32.5
Cash and cash equivalents, beginning of period	188.9	126.8

Cash and cash equivalents, end of period	$205.8	$159.3

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:     Background and Basis of Presentation

      The accompanying consolidated financial statements as of and for the quarter and nine months ended September 28, 2001 include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control is accounted for on the equity method. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

      On August 4, 1999, the Company was recapitalized and certain related transactions were effected (the “Recapitalization”) pursuant to an agreement among ON Semiconductor Corporation, its primary domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (“TPG”). As a result of the Recapitalization, affiliates of TPG owned approximately 91% and Motorola owned approximately 9% of the outstanding common stock of the Company. In addition, as part of these transactions, TPG received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by SCI LLC. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of TPG totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because TPG’s affiliates did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

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

      As described above, the Company utilized a portion of the net proceeds from its IPO to redeem a portion of its senior subordinated notes and prepay a portion of the loans outstanding under its senior bank facilities. In connection therewith, the Company incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11 per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statements of operations for the nine months ended September 30, 2000.

      As described in Note 9, on September 7, 2001, an affiliate of TPG purchased 10,000 shares of the Company’s Series A cumulative convertible preferred stock with a stated value of $10,000 per share.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:     Cumulative Effect of Accounting Change

      Effective January 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. Deferred income on sales to distributors was $117.0 million at September 28, 2001.

      Management of the Company believes that this accounting change is to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand end user demand for the products the Company sells through distribution. This revenue recognition policy is commonly used in the semiconductor industry.

      The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) and was recorded in the nine months ended September 28, 2001. The accounting change resulted in a reduction of the Company’s net loss in the nine months ended September 28, 2001 of $40.0 million, or $0.23 per share.

      The estimated pro forma effects of the accounting change are as follows (in millions, except per share amounts):

			Nine Months	Nine Months
	Quarter Ended	Quarter Ended	Ended	Ended
	September 28,	September 30,	September 28,	September 30,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
As reported:
Revenues	$276.5	$543.2	$947.7	$1,580.5
Net income (loss)	(68.9)	29.9	(380.5)	53.4
Basic net income (loss) per share	$(0.47)	$0.17	$(2.27)	$0.29
Diluted net income (loss) per share	$(0.47)	$0.17	$(2.27)	$0.28
Pro forma amounts reflecting the accounting change applied retroactively:
Revenues	$276.5	$523.9	$947.7	$1,488.1
Net loss	(68.9)	26.9	(264.1)	22.1
Basic net income (loss) per share	$(0.47)	$0.16	$(1.60)	$0.09
Diluted net income (loss) per share	$(0.47)	$0.15	$(1.60)	$0.08

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

      At the date of acquisition, the in-process research and development had not yet reached technological feasibility and no alternative future uses had been identified. Accordingly, these costs were expensed as of the acquisition date. The expected release dates for the products incorporating the acquired technology vary, but such products began to generate cash flows in 2001. The ultimate development of these technologies remains a significant risk due to the remaining efforts required to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of design and development, engineering and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

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

Total revenues	$1,617.2
Net income before extraordinary loss	67.9
Net income	50.4
Diluted earnings per share before extraordinary loss	$0.37
Diluted earnings per share	$0.26

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

Note 4:     Inventories

      Inventories consist of the following (in millions):

	September 28,	December 31,
	2001	2000

Raw materials	$12.6	$26.6
Work in process	134.7	123.4
Finished goods	75.8	108.1

	$223.1	$258.1

Note 5:     Restructuring and Other Charges

      In June 2001, the Company recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program. This program includes phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors and consolidation of other operations. The charge includes $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, asset impairments of $42.2 million and $10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees. As of September 28, 2001, the remaining liability relating to this restructuring was $30.0 million. As of September 28, 2001, 1,703 employees have been terminated under this restructuring plan.

      In March 2001, the Company recorded a $34.2 million charge to cover costs associated with a worldwide restructuring program involving manufacturing locations as well as selling and administrative functions. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees and $2.9 million for asset impairments that were charged directly against the related assets. As of September 28, 2001, the remaining liability relating to this restructuring was $1.4 million. As of September 28, 2001, 1,015 employees have been terminated under this restructuring plan.

      Also in March 2001, the Company recorded a $3.8 million charge to cover costs associated with the separation of one of the Company’s executive officers. In connection with the separation, the Company paid the former executive officer $1.9 million. In addition, the Company agreed to accelerate the vesting of his

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining stock options and to allow such options to remain exercisable for the remainder of their ten-year term. The Company recorded a non-cash charge of $1.9 million related to the modification of these options.

      In March 2000, the Company recorded a $4.8 million charge to cover costs associated with a restructuring program at its manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets. As of September 28, 2001 there was no remaining liability related to this restructuring program.

      A summary of activity in the Company’s restructuring reserves for the nine months ended September 28, 2001 is as follows (in millions):

	Balance as of			Balance as of
	December 31,	Additional	Amounts	September 29,
	2000	Reserves	Used	2001

Facility closure and other exit costs	$—	$10.0	$—	$10.0
Employee separations	0.7	67.7	(47.0)	21.4

Total restructuring	$0.7	$77.7	$(47.0)	$31.4

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

Note 7:     Earnings (Loss) per Common Share

      Basic earnings (loss) per share are computed by dividing net income (loss) available for common stock (net income (loss) adjusted for dividends accrued on the Company’s redeemable preferred stock and the accretion of the beneficial conversion feature on the redeemable preferred stock) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the conversion of the redeemable preferred stock into 35,460,993 shares of common stock, and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarter and nine months ended September 28, 2001, the assumed conversion of the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable preferred stock and the effect of stock options are not included as the related impact would be anti-dilutive. Earnings (loss) per share calculations are as follows (in millions, except per share data):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 28,	September 30,	September 28,	September 30,
	2001	2000	2001	2000

Net income (loss) before extraordinary loss and cumulative effect of accounting change	$(68.9)	$29.9	$(264.1)	$70.9
Less: Accretion of beneficial conversion feature on redeemable preferred stock	(13.1)	—	(13.1)	—
Less: Redeemable preferred stock dividends	(0.5)	—	(0.5)	(8.8)

Net income (loss) available for common stock	(82.5)	29.9	(277.7)	62.1
Extraordinary loss on debt prepayment	—	—	—	(17.5)
Cumulative effect of accounting change	—	—	(116.4)	—

Net income (loss)	$(82.5)	$29.9	$(394.1)	$44.6

Basic weighted average common shares outstanding	173.9	171.7	173.4	156.1
Add: Dilutive effect of stock options	—	5.4	—	5.8

Diluted weighted average common shares outstanding	173.9	177.1	173.4	161.9

Earnings (loss) per share:
Basic:
Net income (loss) before extraordinary loss and cumulative effect of accounting change available for common stock	$(0.47)	$0.17	$(1.60)	$0.40
Extraordinary loss on debt prepayment	—	—	—	(0.11)
Cumulative effect of accounting change	—	—	(0.67)	—

Net income (loss) available for common stock	$(0.47)	$0.17	$(2.27)	$0.29

Diluted:
Net income (loss) before extraordinary loss and cumulative effect of accounting change available for common stock	$(0.47)	$0.17	$(1.60)	$0.39
Extraordinary loss on debt prepayment	—	—	—	(0.11)
Cumulative effect of accounting change	—	—	(0.67)	—

Net income (loss) available for common stock	$(0.47)	$0.17	$(2.27)	$0.28

Note 8:     Long-Term Debt

      At June 29, 2001, the Company was not in compliance with the minimum interest expense coverage ratio and leverage ratio covenants related to its senior bank facilities. As of August 13, 2001, the Company received a waiver in respect of such noncompliance at June 29, 2001 and in respect of any future noncompliance with such covenants through December 31, 2002. In connection with such waiver, the Company has amended its senior bank facilities. The key terms of this amendment are as follows:

•	Minimum interest expense coverage ratio and leverage ratio requirements for periods between January 1, 2003 through December 31, 2005 were reduced, maximum capital expenditure limits were reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 were added;

•	The Company was required to obtain $100 million through an equity investment from its principal shareholder, an affiliate of TPG, by September 7, 2001. As described in Note 9, the Company satisfied

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this requirement on September 7, 2001, when it issued 10,000 shares of redeemable preferred stock to an affiliate of TPG in exchange for $100 million ($98.6 million, net of issuance costs);

•	The interest rate spread on outstanding borrowings increased to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest is required on a monthly basis. Additionally, a supplemental interest charge of 2.0% accrues through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through March 31, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. To the extent that the full amount of such supplemental interest is not paid on March 31, 2003, additional supplemental interest for the period of March 31, 2003 through June 30, 2003 will accrue at a rate of 3.0% on a portion of the outstanding borrowings, which portion is equal to the percentage of supplemental interest accrued but unpaid on March 31, 2003. Such additional supplemental interest will be due by June 30, 2003. As a result of these amendments, the Company’s interest expense on an annual basis is expected to increase by approximately $36.1 million; and

•	Certain mandatory prepayment provisions contained in the original agreement were revised.

      The Company was in compliance with these amended covenants at September 28, 2001.

      In connection with the Recapitalization, the Company and SCI LLC, (collectively, the “Issuers”), issued $400.0 million senior subordinated notes due 2009. As of September 28, 2001, $260.0 million of the senior subordinated notes were outstanding. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s foreign joint ventures in China and the Czech Republic and nominal equity interests in certain of the Company’s foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The foreign joint ventures and the Company’s foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries follows (in millions):

	Issuers

	ON
	Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

As of September 28, 2001
Cash and cash equivalents	$—	$163.3	$—	$42.5	$—	$205.8
Receivables, net	—	58.6	—	94.7	—	153.3
Inventories	—	31.2	3.5	232.7	(44.3)	223.1
Other current assets	—	79.7	0.3	53.0	18.6	151.6

Total current assets	—	332.8	3.8	422.9	(25.7)	733.8
Property, plant and equipment, net	—	161.0	45.2	392.4	(4.4)	594.2
Deferred income taxes	—	295.1	14.7	3.4	(15.8)	297.4
Goodwill and other intangibles, net	—	10.6	113.5	(1.4)	—	122.7
Investments and other assets	17.2	211.8	61.4	(58.5)	(95.6)	136.3

Total assets	$17.2	$1,011.3	$238.6	$758.8	$(141.5)	$1,884.4

Accounts payable	$—	$42.5	$4.4	$92.5	$—	$139.4
Accrued expenses and other current liabilities	(3.8)	64.8	(13.3)	65.1	41.5	154.3
Deferred income on shipments to distributors	—	18.6	—	98.4	—	117.0

Total current liabilities	(3.8)	125.9	(8.9)	256.0	41.5	410.7
Long-term debt(1)	260.0	1,355.1	—	23.8	(260.0)	1,378.9
Other long-term liabilities	—	27.8	—	9.9	—	37.7
Intercompany(1)	(290.7)	(624.3)	210.1	468.1	236.8	—

Total liabilities	(34.5)	884.5	201.2	757.8	18.3	1,827.3
Minority interests	—	—	—	—	5.4	5.4
Preferred Stock	99.1	—	—	—	—	99.1
Stockholders’ equity (deficit)	(47.4)	126.8	37.4	1.0	(165.2)	(47.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$17.2	$1,011.3	$238.6	$758.8	$(141.5)	$1,884.4

As of December 31, 2000
Cash and cash equivalents	$—	$44.9	$(1.1)	$145.1	$—	$188.9
Receivables, net	—	118.2	—	153.0	—	271.2
Inventories	—	48.4	6.6	261.6	(58.5)	258.1
Other current assets	—	36.8	0.7	34.6	8.2	80.3

Total current assets	—	248.3	6.2	594.3	(50.3)	798.5
Property, plant and equipment, net	—	157.5	52.4	438.5	(0.2)	648.2
Deferred income taxes	—	278.1	14.2	(5.5)	—	286.8
Goodwill and other intangibles, net	—	—	140.8	—	—	140.8
Investments and other assets	429.4	340.8	57.8	5.6	(684.9)	148.7

Total assets	$429.4	$1,024.7	$271.4	$1,032.9	$(735.4)	$2,023.0

Accounts payable	$—	$62.0	$7.0	$106.0	$—	$175.0
Accrued expenses and other current liabilities	(3.2)	124.4	10.4	97.2	1.3	230.1

Total current liabilities	(3.2)	186.4	17.4	203.2	1.3	405.1
Long-term debt(1)	260.0	1,228.2	—	24.5	(260.0)	1,252.7
Other long-term liabilities	—	9.7	—	11.1	—	20.8
Intercompany(1)	(165.1)	(782.6)	150.4	537.3	260.0	—

Total liabilities	91.7	641.7	167.8	776.1	1.3	1,678.6
Minority interests	—	—	—	—	6.7	6.7
Stockholders’ equity	337.7	383.0	103.6	256.8	(743.4)	337.7

Liabilities, minority interests and stockholders’ equity	$429.4	$1,024.7	$271.4	$1,032.9	$(735.4)	$2,023.0

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON
	Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the nine months ended September 28, 2001
Revenues	$—	$523.9	$36.7	$1,323.9	$(936.8)	$947.7
Cost of sales	—	425.5	36.3	1,244.8	(936.8)	769.8

Gross profit	—	98.4	0.4	79.1	—	177.9

Research and development	—	(3.6)	11.7	55.8	—	63.9
Selling and marketing	—	28.5	3.7	27.2	—	59.4
General and administrative	—	52.0	5.7	46.6	—	104.3
Amortization of goodwill and other intangibles	—	—	17.0	—	—	17.0
Restructuring and other charges	—	43.3	1.3	89.2	—	133.8

Total operating expenses	—	120.2	39.4	218.8	—	378.4

Operating income (loss)	—	(21.8)	(39.0)	(139.7)	—	(200.5)
Interest expense, net	—	(44.4)	(14.1)	(34.9)	—	(93.4)
Equity earnings	(380.5)	(190.1)	3.1	—	570.7	3.2
Gain on the sale of investment in joint venture	—	—	3.1	—	—	3.1

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(380.5)	(256.3)	(46.9)	(174.6)	570.7	(287.6)
Income tax benefit (provision)	—	56.9	7.9	6.8	(48.9)	22.7
Minority interests	—	—	—	—	0.8	0.8
Cumulative effect of accounting change (net of tax)	—	(44.1)	—	(72.3)	—	(116.4)

Net income (loss)	(380.5)	(243.5)	(39.0)	(240.1)	522.6	(380.5)
Less: Accretion of beneficial conversion feature of redeemable preferred stock	(13.1)	—	—	—	—	(13.1)
Less: Redeemable preferred stock dividends	(0.5)	—	—	—	—	(0.5)

Net income (loss) available for common stock	$(394.1)	$(243.5)	$(39.0)	$(240.1)	$522.6	$(394.1)

Net cash provided by (used in) operating activities	$—	$(80.7)	$2.2	$(47.3)	$0.1	$(125.7)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(37.7)	(1.1)	(60.5)	—	(99.3)
Investments in joint ventures and other	—	—	—	(0.5)	—	(0.5)
Acquisition of minority interests in consolidated subsidiaries	—	—	—	—	(0.1)	(0.1)
Proceeds from sale of investment in joint venture	—	20.4	—	—	—	20.4
Loans to joint venture	—	(5.0)	—	—	—	(5.0)
Proceeds from sales of property, plant and equipment	—	1.1	—	1.2	—	2.3

Net cash used in investing activities	—	(21.2)	(1.1)	(59.8)	(0.1)	(82.2)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON
	Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from financing activities:
Intercompany loans	—	(52.4)	—	52.4	—	—
Intercompany loan repayments	—	49.0	—	(49.0)	—	—
Proceeds from senior credit facilities and other borrowings	—	125.0	—	—	—	125.0
Payments on capital lease obligation	—	(1.2)	—	—	—	(1.2)
Proceeds from redeemable preferred stock	—	98.6	—	—	—	98.6
Repayment of debt issuance costs	—	(3.1)	—	—	—	(3.1)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	4.4	—	—	—	4.4

Net cash provided by financing activities	—	220.3	—	3.4	—	223.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.1	—	1.1

Net increase (decrease) in cash and cash equivalents	—	118.4	1.1	(102.6)	0.0	16.9
Cash and cash equivalents, beginning of period	—	44.9	(1.1)	145.1	—	188.9

Cash and cash equivalents, end of period	$—	$163.3	$0.0	$42.5	$0.0	$205.8

For the nine months ended September 30, 2000
Revenues	$—	$1,744.6	$78.5	$937.1	$(1,179.7)	$1,580.5
Cost of sales	—	1,356.1	67.2	786.7	(1,179.7)	1,030.3

Gross profit	—	388.5	11.3	150.4	—	550.2

Research and development	—	26.4	7.0	15.2	—	48.6
Selling and marketing	—	71.9	1.4	—	—	73.3
General and administrative	—	146.3	4.2	24.5	—	175.0
Amortization of goodwill and other intangibles	—	—	10.9	—	—	10.9
Write-off of acquired in-process research and development	—	—	26.9	—	—	26.9
Restructuring and other charges	—	—	—	4.8	—	4.8

Total operating expenses	—	244.6	50.4	44.5	—	339.5

Operating income (loss)	—	143.9	(39.1)	105.9	—	210.7
Interest expense	—	(58.6)	(9.5)	(32.3)	—	(100.4)
Equity earnings	53.4	12.9	6.5	—	(68.5)	4.3

Income (loss) before taxes, minority interests and extraordinary loss	53.4	98.2	(42.1)	73.6	(68.5)	114.6
Provision for income taxes	—	(42.0)	19.4	(26.6)	7.4	(41.8)
Minority interests	—	—	—	—	(1.9)	(1.9)
Extraordinary loss	—	(17.5)	—	—	—	(17.5)

Net income (loss)	$53.4	$38.7	$(22.7)	$47.0	$(63.0)	$53.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON
	Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	—	158.7	7.7	57.1	—	223.5
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(36.3)	(7.1)	(82.6)	—	(126.0)
Investment in business, net of cash acquired	—	(253.2)	—	—	—	(253.2)
Investments in unconsolidated companies and joint ventures	—	(2.5)	—	—	—	(2.5)
Loans to unconsolidated joint venture	—	(23.0)	—	—	—	(23.0)
Proceeds from sales of property, plant and equipment	—	4.6	—	13.3	—	17.9

Net cash used in investing activities	—	(310.4)	(7.1)	(69.3)	—	(386.8)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	—	514.8	—	—	—	514.8
Borrowings from senior credit facilities	—	200.0	—	—	—	200.0
Payment of debt issuance costs	—	(3.2)	—	—	—	(3.2)
Repayment of senior credit facilities, including prepayment penalty	—	(131.5)	—	—	—	(131.5)
Repayment of senior subordinated notes	—	(156.8)	—	—	—	(156.8)
Redemption of preferred stock, including accrued dividends	—	(228.4)	—	—	—	(228.4)
Proceeds from exercise of stock options	—	1.0	—	—	—	1.0

Net cash provided by financing activities	—	195.9	—	—	—	195.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	44.2	0.6	(12.3)	—	32.5
Cash and cash equivalents, beginning of period	—	14.9	—	111.9	—	126.8

Cash and cash equivalents, end of period	$—	$59.1	$0.6	$99.6	—	$159.3

Note 9:     Redeemable Preferred Stock

      On September 7, 2001 the Company issued 10,000 shares of its Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG. Net proceeds from the sale (after deducting issuance costs) were approximately $98.6 million. As of the issuance date, the preferred stock is convertible at any time into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified antidilution adjustments) and is redeemable at the holder’s option any time after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities, senior subordinated notes and other documents relating to the Company’s indebtedness (“Debt Agreements”).

      The price of the Company’s common stock on the date of the issuance was $3.19, which was $0.37 higher than the conversion price of $2.82, resulting in a beneficial conversion feature (“BCF”) of approximately $13.1 million. The BCF was originally recorded as a discount against the preferred shares with an offsetting increase to additional paid-in capital. However, since the preferred shares are convertible immediately and have no stated redemption date, the discount was accreted in full on the date of issuance effectively

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eliminating the originally recorded discount. The net loss applicable to common shareholders was increased by the immediate $13.1 million accretion for purposes of calculating earnings per share.

      At any time after September 7, 2009, the holders may require that the Company redeem their shares at a redemption price equal to the greater of (i) the stated value of the preferred stock plus all accrued and unpaid dividends thereon or (ii) 50% of the then current market price of the common stock (based upon the average closing price of the common stock over the preceding 30 trading days) and other assets and property, if any, into which one share of preferred stock is then convertible. Upon a change of control, the holders of the preferred stock may “put” their shares to the Company at 101% of the stated value plus accumulated and unpaid dividends. The holders of the preferred stock were also granted registration rights in respect of the common stock underlying the preferred stock.

      The holder’s right to require the Company to redeem the preferred stock is subject to, and expressly conditioned upon, limitations under the Company’s Debt Agreements. The Company may also be required to redeem shares of the preferred stock in the event of a change of control of the Company, subject to the Company’s Debt Agreements. The holders of the preferred stock will be entitled to vote with the holders of the Company’s common stock as a single class. As of the issuance date, each share of preferred stock is entitled to approximately 3,135 votes, subject to certain adjustments for accumulated dividends and those made in accordance with anti-dilution provisions found in the preferred stock documents.

Note 10:     Commitments and Contingencies

      The Company is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described below, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      In July 2001 three purported stockholder class actions (“Shareholder Litigation”) were filed against the Company, certain officers and directors of the Company, and five investment banking firms who acted as underwriters in connection with our IPO in April 2000. The Shareholder Litigation was filed in the United States District Court — Southern District of New York and generally alleges that the IPO offering documents failed to disclose: (1) certain underwriter fees and commissions and (2) underwriter tie-in and other arrangements with certain customers of the underwriters that impacted the price of the Company’s stock in the aftermarket. The Shareholder Litigation is in the initial phases and the Company intends to vigorously defend against the suits.

Note 11:     Related Party Transactions

      Related party activity between the Company and Motorola is as follows (in millions):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 28,	September 30,	September 28,	September 30,
	2001	2000	2001	2000

Purchases of manufacturing services from Motorola	$23.6	$40.7	$79.1	$121.2

Cost of other services, rent and equipment purchased from Motorola	$1.2	$22.7	$16.9	$69.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12:     Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities became effective for the Company as of January 1, 2001.

      The Company’s interest rate swaps in effect at January 1, 2001 have been designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133, the Company recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities, both before income taxes of approximately $2.2 million. The Company recorded a $6.7 million after-tax charge to accumulated other comprehensive income during the first nine months of 2001 to adjust its cash flow hedge to fair-value at September 28, 2001.

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

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets will no longer be amortized, but are required to be tested for impairment annually or whenever events or circumstances indicate that the related carrying amount exceeds fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill acquired in a business acquisition occurring after June 30, 2001, which will not be amortized. At September 28, 2001, the Company had unamortized goodwill and indefinite lived intangible assets of $80.0 million related to the Cherry acquisition that will be impacted by this new standard. Annual amortization of these intangible assets approximates $10.6 million, which will be discontinued in 2002 as a result of this standard.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The new standard, which is effective for the Company in 2003, requires companies to recognize asset retirement obligations (ARO’s) when a reasonable estimate of the related fair value can be made. The liability will be recognized with an offsetting increase in the related asset and will impact earnings as the asset is depreciated. The Company does not expect the implementation of SFAS 143 to have a material effect on its results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company as of January 1, 2001. The Company does not expect the implementation of SFAS 144 to have a material effect on its results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended December 31, 2000 included in our Form 10-K filed with the SEC on March 30, 2001. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this Form 10-Q and Exhibit 99.1 hereto.

      ON Semiconductor is a global supplier of high performance broadband and power management integrated circuits and standard semiconductors used in numerous advanced devices ranging from high speed fiber optic networking equipment to the precise power management functions found in today’s advanced portable electronics.

      Recent developments. During the first nine months of 2001, we experienced slowing demand and pricing pressures for our products as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. The terrorist attacks of September 11, 2001 are expected to further depress economic activity and demand for end-user products. During the third quarter of 2001, market demand began to show signs of stabilization as customer orders across all product families were up from the second quarter of 2001 and the book-to-bill ratio was greater than one for the first time in over a year. However, given the macroeconomic concerns that exist in the near term, we anticipate fourth quarter revenues to be flat to slightly down from the third quarter.

      In the fourth quarter of 2000 we began to implement a phased cost reduction plan (“the Plan”), which includes strict expense controls, reduced capital expenditures, restructuring of our manufacturing operations and reductions in selling and administrative costs. As a result of these efforts, we incurred restructuring and other charges of $133.8 million in the first nine months of 2001. The three principal elements of the Plan that were implemented in the second quarter of 2001 were: accelerating a five-year manufacturing restructure plan into a two-year plan; reducing our selling and administrative costs; and aggressively focusing on liquidity. We expect the actions implemented in the second quarter of 2001, the savings from which will not be fully realized until 2002, will ultimately generate annualized savings of approximately $300 million. As of the end of the third quarter of 2001, we have realized $175 million of annualized savings from actions implemented in the second quarter of 2001.

      At June 29, 2001, we were not in compliance with the minimum interest expense coverage ratio and leverage ratio covenants related to our senior bank facilities. As of August 13, 2001 we received a waiver in respect of such noncompliance at June 29, 2001 and in respect of any future noncompliance with such covenants through December 31, 2002. In connection with such waiver, we have amended our senior bank facilities. The key terms of this amendment are as follows:

•	Minimum interest expense coverage ratio and leverage ratio requirements for periods between January 1, 2003 through December 31, 2005 were reduced, maximum capital expenditure limits were reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 were added;

•	We were required to obtain $100 million through an equity investment from our principal shareholder, an affiliate of Texas Pacific Group, (“TPG”) by September 7, 2001. We satisfied this requirement on September 7, 2001, when we issued 10,000 shares of redeemable preferred stock to an affiliate of TPG in exchange for $100 million ($98.6 million, net of issuance costs);

•	The interest rate spread on outstanding borrowings increased to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest is required on a monthly basis. Additionally, a supplemental interest charge of 2.0% accrues through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through March 31, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. To the extent that the full amount of such supplemental interest is not paid on March 31, 2003, additional supplemental interest for the period of March 31, 2003 through June 30, 2003 will accrue at a rate of 3.0% on a portion of the outstanding borrowings, which portion is equal to the percentage of supplemental interest accrued but unpaid on March 31, 2003. Such additional supplemental interest will be due by June 30, 2003. As a result of these amendments, our interest expense on an annual basis is expected to increase by approximately $36.1 million; and

•	Certain mandatory prepayment provisions contained in the original agreement were revised.

      We were in compliance with the revised covenants outlined above at September 28, 2001.

      Recapitalization and Initial Public Offering. Immediately prior to our August 4, 1999 recapitalization (the “Recapitalization”), we were a wholly-owned subsidiary of Motorola. We held and continue to hold, through direct and indirect subsidiaries, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector (“SCG”). As part of our Recapitalization, affiliates of the TPG purchased our common shares from Motorola for $337.5 million, and we redeemed common stock held by Motorola for a total of approximately $952 million. As a result, TPG affiliates owned approximately 91% and Motorola owned approximately 9% of our voting common stock. To finance a portion of the Recapitalization, Semiconductor Components Industries, LLC (“SCI LLC”), our primary domestic operating subsidiary, borrowed $740.5 million under senior secured bank facilities, we and SCI LLC issued $400 million of senior subordinated notes and SCI LLC issued a $91 million junior subordinated note to Motorola. We also issued mandatorily redeemable preferred stock with a total liquidation preference of $209 million to Motorola and TPG affiliates. Because TPG affiliates did not acquire substantially all of SCG’s common stock, the basis of SCG’s assets and liabilities for financial reporting purposes was not impacted by our Recapitalization. At the time of the Recapitalization, Motorola agreed to provide us with transition and manufacturing services in order to facilitate our transition to a stand-alone company independent of Motorola.

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

      As described above, we utilized a portion of the net proceeds from our IPO to redeem a portion of our senior subordinated notes and prepay a portion of the loans outstanding under our senior bank facilities. In connection therewith, we incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11 per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statements of operations for the nine months ended September 30, 2000.

      On September 7, 2001, we closed a $100,000,000 investment in the Company by TPG, our majority stockholder. In connection with this investment, an affiliate of TPG purchased 10,000 shares of the Company’s Series A cumulative convertible preferred stock with a stated value of $10,000 per share.

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

      The fair value of the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made in using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a standalone basis. Operating margins were based on cost of goods sold and selling, general, and administrative expenses as a percentage of revenues. All projected revenue and cost information was based on historical results and trends and do not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from the acquired in-process research and development was 20 percent which was derived from a weighted average cost of capital analysis adjusted upward to reflect additional risks inherent in the development life cycle.

      At the date of acquisition, the in-process research and development had not yet reached technological feasibility and no alternative future uses had been identified. Accordingly, these costs were expensed as of the acquisition date. The expected release dates for the products incorporating the acquired technology vary, but such products began to generate cash flows in 2001. The ultimate development of these technologies remains a significant risk due to the remaining efforts required to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of design and development, engineering and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

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

      Cherry’s results of operations have been included in our consolidated results from the date of acquisition. The following pro forma disclosures present the Company’s results of operations for the nine months ended September 30, 2000 as if we had acquired Cherry as of January 1, 2000 (in millions, except per share data):

Total revenues	$1,617.2
Net income before extraordinary loss	67.9
Net income	50.4
Diluted earnings per share before extraordinary loss	$0.37
Diluted earnings per share	$0.26

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

Results of Operations

      Cumulative effect of accounting change. Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. Deferred income on sales to distributors was $117.0 million at September 28, 2001.

      We believe that this accounting change is to a preferable method because it better aligns reported results with, focuses us on, and allows investors to better understand end user demand for the products we sell through distribution. This revenue recognition policy is commonly used in the semiconductor industry.

      The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) and was recorded in the nine months ended September 28, 2001. The accounting change resulted in a reduction of our net loss in the nine months ended September 28, 2001 of $40.0 million, or $0.23 per share.

      Earnings (loss) per common share. Our diluted earnings (loss) per share on an actual and adjusted basis for the quarter and nine months ended September 28, 2001, are as follows:

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	September 28, 2001		September 30, 2000		September 28, 2001		September 30, 2000

	in millions	per share	in millions	per share	in millions	per share	in millions	per share

Net income (loss) available for common stock	$(82.5)	$(0.47)	$29.9	$0.17	$(394.1)	$(2.27)	$44.6	$0.28
Plus (net of tax):
Accretion of beneficial conversion feature on redeemable preferred stock	13.1	0.07	—	—	13.1	0.08	—	—
Write-off of acquired in-process research and development	—	—	—	—	—	—	16.1	0.09
Extraordinary loss	—	—	—	—	—	—	17.5	0.11
Amortization of goodwill and other intangibles	5.6	0.03	3.3	0.02	14.7	0.08	6.6	0.04
Restructuring and other charges	—	—	—	—	111.5	0.64	3.0	0.02
Cumulative effect of accounting change	—	—	—	—	116.4	0.67	—	—

Adjusted net income (loss) available for common stock	$(63.8)	$(0.37)	$33.2	$0.19	$(138.4)	$(0.80)	$87.8	$0.54

Weighted average common shares outstanding — diluted		173.9		177.1		173.4		161.9

     Quarter Ended September 28, 2001 Compared To Quarter Ended September 30, 2000

      Operating results for the quarters ended September 28, 2001 and September 30, 2000 follow. The September 30, 2000 pro forma column reflects our results as if the change in distributor revenue recognition had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations.

	Quarter Ended

		September 30, 2000

	September 28,		As
	2001	Pro forma	reported

	(in millions)
Revenues:
Net product revenues	$275.4	$519.7	$539.0
Foundry revenues	1.1	4.2	4.2

Total revenues	276.5	523.9	543.2
Cost of sales	240.3	333.9	349.2

Gross profit	36.2	190.0	194.0

Operating expenses:
Research and development	18.1	20.3	20.3
Selling and marketing	14.8	27.5	27.5
General and administrative	33.5	64.4	64.4
Amortization of goodwill and other intangibles	5.6	5.4	5.4

Total operating expenses	72.0	117.6	117.6

Operating income (loss)	(35.8)	72.4	76.4

Other income (expenses), net:
Interest expense	(34.5)	(31.9)	(31.9)
Equity in earnings of joint ventures	1.1	2.1	2.1

Other income (expenses)	(33.4)	(29.8)	(29.8)

Income (loss) before income taxes and minority interests	(69.2)	42.6	46.6
Provision for income taxes	—	(15.0)	(16.0)
Minority interests	0.3	(0.7)	(0.7)

Net income (loss)	(68.9)	26.9	29.9
Less: Accretion of beneficial conversion feature of redeemable preferred stock	(13.1)	—	—
Less: Redeemable preferred stock dividends	(0.5)	—	—

Net loss available for common stock	$(82.5)	$26.9	$29.9

      Total revenues. Total revenues decreased $247.4 million, or 47.2%, to $276.5 million in the third quarter of 2001 from $523.9 million in the third quarter of 2000, due primarily to reduced demand for our products resulting from the recent economic actions taken by our customers to manage their inventories in line with incoming business and the phasing out of the foundry revenues to Motorola.

      Net product revenues. Net product revenues decreased $244.3 million, or 47.0%, to $275.4 million in the third quarter of 2001 from $519.7 million in the third quarter of 2000. The decrease occurred in all of our major product families. Approximately 75% of this decrease was due to reduced volume with the remainder due to reductions in selling prices, partially offset by increases due to changes in our product mix. Net revenues for discrete and standard logic products, which accounted for 62.4% of net product revenues in the third quarter of 2001, decreased 42.3% compared to the third quarter of 2000. Net revenues for standard analog products, which accounted for 31.2% of net product revenues in the third quarter of 2001, decreased 40.4% compared to the third quarter of 2000. Net revenues from broadband products, which accounted for 6.4% of net product revenues in the third quarter of 2001 decreased 77.2% from the third quarter of 2000.

      Approximately 38%, 41% and 21% of our net product revenues in the third quarter of 2001 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 45%, 36% and 19%, respectively, in the third quarter of 2000.

      Foundry revenues. Foundry revenues decreased $3.1 million, or 73.8%, to $1.1 million in the third quarter of 2001 from $4.2 million in the third quarter of 2000. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers.

      Cost of sales. Cost of sales decreased $93.6 million, or 28.0%, to $240.3 million in the third quarter of 2001 from $333.9 million in the third quarter of 2000, mainly as a result of lower utilization caused by decreased sales volume and our planned inventory reduction, partially offset by cost restructuring initiatives.

      Gross profit. Gross profit (computed as total revenues less cost of sales) decreased $153.8 million, or 80.9%, to $36.2 million in the third quarter of 2001 from $190.0 million in the third quarter of 2000. As a percentage of total revenues, gross margin declined to 13.1% (13.1% for product gross margin) in the third quarter of 2001 from 36.3% (36.8% for product gross margin) in the third quarter of 2000. The decline in gross margin was primarily due to lower factory utilization resulting from lower customer demand and our planned inventory reduction, lower selling prices, and a change in mix towards lower margin devices, partially offset by cost restructuring initiatives.

     Operating expenses

      Research and development. Research and development costs decreased $2.2 million, or 10.8%, to $18.1 million in the third quarter of 2001 from $20.3 million in the third quarter of 2000. As a percentage of net product revenues, research and development costs increased to 6.6% in the third quarter of 2001 from 3.9% in the third quarter of 2000 because of decreased revenues accompanied by increased spending on new product development, primarily as a result of our efforts to continue to develop our power management and broadband portfolios. We introduced 99 new products in the third quarter of 2001. The main emphasis of our new product development is in power management and broadband applications with eighty percent of our overall research and development investment targeted in these areas. Our long-term target for research and development costs is 5-6% of revenues.

      Selling and marketing. Selling and marketing expenses decreased by $12.7 million, or 46.2%, to $14.8 million in the third quarter of 2001 from $27.5 million in the third quarter of 2000 as a result of our restructuring actions. As a percentage of net product revenues, these costs increased to 5.4% in the third quarter of 2001 from 5.3% in the third quarter of 2000 as a result of decreased net product revenues offset by cost savings resulting from our restructuring actions.

      General and administrative. General and administrative expenses decreased by $30.9 million, or 48.0% to $33.5 million in the third quarter of 2001 from $64.4 million in the third quarter of 2000, as a result of cost reduction actions and lower discretionary spending. The major reductions were associated with workforce reductions, elimination of the regional infrastructure, elimination of bonuses, and lower use of consultants.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $5.6 million in third quarter of 2001 compared to $5.4 million for the third quarter of 2000. The amortization relates to the intangible assets that were acquired with Cherry in the second quarter of 2000, including amounts related to developed technology, assembled workforce and goodwill.

      Operating income (loss). Operating income (loss) decreased $108.2 million, to a $35.8 million operating loss in the third quarter of 2001 compared to operating income of $72.4 million in the third quarter of 2000. This decrease was due to decreased net product revenues and reduced gross margins, partially offset by lower operating expenses.

      Interest expense. Interest expense increased $2.6 million, or 8.2% to $34.5 million in the third quarter of 2001 from $31.9 million in the third quarter of 2000. The increase related to the $125.0 million drawn on our revolving line of credit during second quarter of 2001 and as a result of increased interest rates related to the amendments to our senior bank facilities (See “Recent Developments”). Our interest expense on an annual basis is expected to increase by approximately $29.5 million due to these amendments.

      Equity in earnings of joint ventures. Equity in earnings of joint ventures decreased $1.0 million to $1.1 million in the third quarter of 2001 from $2.1 million in the third quarter of 2000, due primarily to the February 2001 sale of our interest in our SMP joint venture.

      Minority interests. Minority interests represent the portion of net income (loss) of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests were $0.3 million of income in the third quarter of 2001 compared to $0.7 million of expense in the third quarter of 2000, as the two Czech joint ventures operated at a loss in the third quarter of 2001, due to lower demand.

      Income tax (provision) benefit. The income tax (provision) benefit was $0 in the third quarter of 2001 compared with an income tax provision of $15.0 million in the third quarter of 2000. The 2001 amount was attributable to the net effect of deferred tax benefits recognized for certain operating losses incurred during the quarter outside of the U.S. offset by a valuation allowance established for other such losses incurred during the quarter. The valuation allowance resulted from our decision to limit the recognition of such deferred tax benefits to the amount that could be recovered via carry-back. A significant portion of our third quarter 2001 operating loss was incurred in a country with a 0% tax rate and, therefore, no future tax benefits are available with respect to this loss.

Nine Months Ended September 28, 2001 Compared To Nine Months Ended September 30, 2000

      Operating results for the nine months ended September 28, 2001 and September 30, 2000 follow. The September 30, 2000 pro forma column reflects our results as if the change in distributor revenue recognition had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations.

	Nine Months Ended

		September 30, 2000

	September 28,		As
	2001	Pro forma	reported

	(in millions)
Revenues:
Net product revenues	$939.7	$1,429.1	$1,521.5
Foundry revenues	8.0	59.0	59.0

Total revenues	947.7	1,488.1	1,580.5
Cost of sales	769.8	979.6	1,030.3

Gross profit	177.9	508.5	550.2

Operating expenses:
Research and development	63.9	48.6	48.6
Selling and marketing	59.4	73.3	73.3
General and administrative	104.3	175.0	175.0
Amortization of goodwill and other intangibles	17.0	10.9	10.9
Write-off of acquired in-process research and development	—	26.9	26.9
Restructuring and other charges	133.8	4.8	4.8

Total operating expenses	378.4	339.5	339.5

Operating income (loss)	(200.5)	169.0	210.7

	Nine Months Ended

		September 30, 2000

	September 28,		As
	2001	Pro forma	reported

	(in millions)
Other income (expenses), net:
Interest expense	(93.4)	(100.4)	(100.4)
Equity in earnings of joint ventures	3.2	4.3	4.3
Gain on sales of investment in joint venture	3.1	—	—

Other income (expenses)	(87.1)	(96.1)	(96.1)

Income before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(287.6)	72.9	114.6
Income tax benefit (provision)	22.7	(31.4)	(41.8)
Minority interests	0.8	(1.9)	(1.9)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(264.1)	39.6	70.9
Extraordinary loss on prepayment of debt (net of tax)	—	(17.5)	(17.5)
Cumulative effect of accounting change (net of tax)	(116.4)	—	—

Net income (loss)	(380.5)	22.1	53.4
Less: Accretion of beneficial conversion feature of redeemable preferred stock	(13.1)	—	—
Less: Redeemable preferred stock dividends	(0.5)	(8.8)	(8.8)

Net income (loss) available for common stock	$(394.1)	$(13.3)	$44.6

      Total revenues. Total revenues decreased $540.4 million, or 36.3%, to $947.7 million in the first nine months of 2001 from $1,488.1 million in the first nine months of 2000, due to reduced demand for our products resulting from the recent economic downturn, actions taken by our customers to manage their inventories in line with incoming business and the phasing out of foundry revenues to Motorola.

      Net product revenues. Net product revenues decreased $489.4 million, or 34.2%, to $939.7 million in the first nine months of 2001 from $1,429.1 million in the first nine months of 2000. The decrease occurred in all of our major product families. Approximately 72% of this decrease was due to reduced volume with the remainder due to reductions in selling prices, partially offset by increases due to changes in our product mix. Net revenues for discrete and standard logic products, which accounted for 60.0% of net product revenues in the first nine months of 2001, decreased 32.2% compared to the first nine months of 2000. Net revenues for standard analog products, which accounted for 29.1% of net product revenues in the first nine months of 2001, decreased 26.4% compared to the first nine months of 2000. Net revenues from broadband products, which accounted for 10.9% of net product revenues in the first nine months of 2001 decreased 54.4% from the first nine months of 2000.

      Approximately 41%, 37% and 22% of our net product revenues in the first nine months of 2001 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 46%, 33% and 21%, respectively, in the first nine months of 2000.

      Foundry revenues. Foundry revenues decreased $51.0 million, or 86.4%, to $8.0 million in the first nine months of 2001 from $59.0 million in the first nine months of 2000. These foundry revenues are a result of agreements made with Motorola during our separation. We expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers.

      Cost of sales. Cost of sales decreased $209.8 million, or 21.4%, to $769.8 million in the first nine months of 2001 from $979.6 million in the first nine months of 2000, mainly as a result of lower utilization caused by decreased sales volume and our planned inventory reduction, partially offset by cost restructuring initiatives.

      Gross profit. Gross profit (computed as total revenues less cost of sales) decreased $330.6 million, or 65.0%, to $177.9 million in the first nine months of 2001 from $508.5 million in the first nine months of 2000.

As a percentage of total revenues, gross margin declined to 18.8% (18.7% for product gross margin) in the first nine months of 2001 from 34.2% (35.2% for product gross margin) in the first nine months of 2000. The decline in gross margin was primarily due to lower factory utilization resulting from lower customer demand and our planned inventory reduction, lower selling prices, and a change in mix towards lower margin devices, partially offset by cost restructuring initiatives.

     Operating expenses

      Research and development. Research and development costs increased $15.3 million, or 31.5%, to $63.9 million in the first nine months of 2001 from $48.6 million in the first nine months of 2000, primarily as a result of our efforts to continue to develop our power management and broadband portfolios. As a percentage of net product revenues, research and development costs increased to 6.8% in the first nine months of 2001 from 3.4% in the first nine months of 2000 because of decreased revenue accompanied by increased spending on new product development. We introduced 275 new products in the first nine months of 2001. The main emphasis of our new product development is in power management and broadband applications with eighty percent of our overall research and development investment targeted in these areas. Our long-term target for research and development costs is 5-6% of revenues.

      Selling and marketing. Selling and marketing expenses decreased by $13.9 million, or 19.0%, to $59.4 million in the first nine months of 2001 from $73.3 million in the first nine months of 2000 as a result of our restructuring actions. As a percentage of net product revenues, these costs increased to 6.3% in the first nine months of 2001 from 5.1% in the first nine months of 2000 as a result of decreased net product revenues offset by cost savings resulting from our restructuring actions.

      General and administrative. General and administrative expenses decreased by $70.7 million, or 40.4% to $104.3 million in the first nine months of 2001 from $175.0 million in the first nine months of 2000, as a result of cost reduction actions and lower discretionary spending. The major reductions were associated with workforce reductions, elimination of the regional infracture, elimination of bonuses, and lower use of consultants.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $17.0 million in first nine months of 2001 compared to $10.9 million for the first nine months of 2000. The amortization relates to the intangible assets that were acquired with Cherry in the second quarter of 2000, including amounts related to developed technology, assembled workforce and goodwill.

      Write-off of acquired in-process research and development. In the first nine months of 2000, we incurred a $26.9 million charge for the write-off of acquired in-process research and development resulting from the Cherry acquisition. No such charges were incurred in the first nine months of 2001.

      Restructuring and other charges. In June 2001, we recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program. This program includes phasing out of manufacturing operations at our Guadalajara, Mexico facility, transferring certain manufacturing activities performed at our Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors and consolidation of other operations. The charge included $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, asset impairments of $42.2 million and $10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees. As of September 28, 2001, the remaining liability relating to this restructuring was $30.0 million. As of September 28, 2001, 1,703 employees have been terminated under this restructuring plan.

      In March 2001, we recorded a $34.2 million charge to cover costs associated with a worldwide restructuring program involving manufacturing locations as well as selling and administrative functions. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees and $2.9 million for asset impairments that were charged directly against the related assets. As of September 28, 2001, the remaining liability relating to this restructuring was $1.4 million. As of September 28, 2001, 1,015 employees have been terminated under this restructuring plan.

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

      In March 2000, we recorded a $4.8 million charge to cover costs associated with a restructuring program at our manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for asset impairments that were charged directly against the related assets. As of September 28, 2001 there was no remaining liability related to this restructuring program.

      A summary of activity in the our restructuring reserves for the nine months ended September 28, 2001 is as follows (in millions):

	Balance as of			Balance as of
	December 31,	Additional	Amounts	September 28,
	2000	Reserves	Used	2001

Facility closure and other exit costs	$—	$10.0	$—	$10.0
Employee separations	0.7	67.7	(47.0)	21.4

Total restructuring	$0.7	$77.7	$(47.0)	$31.4

      Operating income (loss). Operating income (loss) decreased $369.5 million, to a $200.5 million operating loss in the first nine months of 2001 compared to operating income of $169.0 million in the first nine months of 2000. This decrease was due to decreased net product revenues, reduced product margins, costs associated with our worldwide restructuring program and the amortization of goodwill and other intangibles. We expect the actions implemented in the second quarter of 2001, the savings from which will not be fully realized until 2002, will ultimately generate annualized savings of approximately $300 million. As of the end of the third quarter of 2001, we have realized $175 million of annualized savings from actions implemented in the second quarter of 2001. Excluding restructuring and other charges, the operating loss for the nine months ended September 28, 2001 would have been $66.7 million compared to operating income of $173.8 million for the nine months ended September 30, 2000.

      Interest expense. Interest expense decreased $7.0 million, or 7.0% to $93.4 million in the first nine months of 2001 from $100.4 million in the first nine months of 2000. The decrease was due the redemption of a portion of the senior subordinated notes and prepayment of a portion of the loans outstanding under the senior bank facilities with the proceeds from our IPO in 2000. The decrease was partially offset by interest related to the $125.0 million drawn on our revolving line of credit in May 2001 and as a result of increased interest rates related to the amendments to our senior bank facilities (See “Recent Developments”). Our interest expense on an annual basis is expected to increase by approximately $29.5 million due to these amendments.

      Equity in earnings of joint ventures. Equity in earnings from joint ventures decreased $1.1 million to $3.2 million in the first nine months of 2001 from $4.3 million in the first nine months of 2000, due primarily to the February 2001 sale of our interest in our Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”) joint venture.

      Gain on sale of investment in joint venture. We had a 50% interest in SMP. As a part of the joint venture agreement, our joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase our interest in SMP between January 2001 and July 2002. On February 1, 2001, Philips exercised its purchase right, acquiring our 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million.

      Minority interests. Minority interests represent the portion of net income (loss) of two Czech joint ventures attributable to the minority owners of each joint venture. We consolidate these joint ventures in our financial statements. Minority interests decreased $2.7 million to $0.8 million of income in the first nine months of 2001 compared to $1.9 of expense million in the first nine months of 2000 due to lower demand.

      Income tax (provision) benefit. The income tax (provision) benefit was a $22.7 million benefit in the first nine months of 2001 compared with an income tax provision of $31.4 million in the first nine months of 2000. The 2001 amount was attributable to the net effect of deferred tax benefits recognized for operating losses incurred during the period outside of the U.S. offset by a valuation allowance established for a portion of such losses incurred in the U.S. The valuation allowance resulted from our decision to limit the recognition of such deferred tax benefits to the amount that could be recovered via carry-back. It should be noted that a significant portion of the operating loss for the first six months of 2001 was incurred in a country with a 0% tax rate and, therefore, no future tax benefits are available.

Liquidity and Capital Resources

      For the first nine months of 2001, net cash used in operating activities was $125.7 million compared to $223.5 million net cash provided by operating activities for the corresponding period of 2000. This was due primarily to the net loss of $380.5 million, adjusted for non-cash charges, including depreciation and amortization of $127.9 million, $45.1 million for the impairment of property, plant and equipment and $116.4 million relating to the cumulative effect of accounting change relating to the revenue recognition on sales to distributors, offset by $24.1 million in deferred income taxes. Cash used in operating activities was also affected by changes in assets and liabilities including decreases in accounts receivable and inventories of $118.7 million and $34.6 million, respectively, and an increase in other long-term liabilities of $1.7 million. These amounts were offset by an $18.6 million increase in other assets as well as decreases of $35.3 million in accounts payable, $34.1 million in accrued expenses, $16.8 million in income taxes payable, $8.7 million in accrued interest and $65.2 million in deferred income on sales to distributors. The decreases in accounts receivable and accounts payable were due to lower levels of sales and purchases, respectively.

      Net cash used in investing activities was $82.2 million for the first nine months of 2001 compared to $386.8 million for the first nine months of 2000. The net cash outflows consisted of $99.3 million for purchases of property, plant and equipment, $5.0 million for loans to an unconsolidated joint venture, $0.5 for investments in unconsolidated subsidiaries and $0.1 for acquisition of minority interests of our two Czech joint ventures. These outflows were partially offset by proceeds of $20.4 million related to the sale our interest in the SMP joint venture and proceeds of $2.3 million related to sales of property, plant and equipment.

      Net cash provided by financing activities was $223.7 million for the first nine months of 2001 compared to $195.9 for the first nine months of 2000. Cash inflows consisted of proceeds of $125.0 million from our revolving line of credit, $98.6 net proceeds from the issuance of preferred stock, $3.8 million from the issuance of common stock under our employee stock purchase plan and $0.6 million from stock option exercises, offset by payments of $1.2 for our capital lease obligation and $3.1 million in costs related to the amendment to our senior bank facilities.

      At September 28, 2001, we had net deferred tax assets of $397.4 million as a result of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Although there can be no assurance, we believe that our net deferred tax assets will be recoverable from future operations. Should business conditions worsen or continue to be depressed for an extended period, we will be required to record a valuation allowance for all or a portion of our net deferred tax assets.

      As of September 28, 2001, long-term debt (including current maturities) totaled $1,394.9 million, redeemable preferred stock totaled $99.1 million and we had a stockholders’ deficit of $47.4 million. Long-term debt included $997.0 million under our senior bank facilities (including our revolving line of credit), $260.0 million senior subordinated notes, $112.3 million in respect of our junior subordinated note payable to Motorola, a $23.8 million note payable to a Japanese bank, and a capital lease of $1.8 million. We are required to begin making principal payments on our senior bank facilities in the fourth quarter of 2001.

      As of September 28, 2001, $10.0 million of our $150 million revolving facility was available, reflecting borrowings of $125.0 million and outstanding letters of credit of $15.0 million. Under certain circumstances, the terms of our credit agreements allow us to incur additional indebtedness, although there can be no assurances that we would be able to borrow on terms acceptable to us.

      The senior bank facilities require us to maintain compliance with certain covenants and restrictions. At June 29, 2001, we were not in compliance with the minimum interest expense coverage ratio and leverage ratio covenants. As of August 13, 2001, we received a waiver in respect of such noncompliance at June 29, 2001 and in respect of any future noncompliance with such covenants through December 31, 2002. In connection with such waiver, we have amended our senior bank facilities. The key terms of this amendment are as follows:

•	Minimum interest expense coverage ratio and leverage ratio requirements for periods between January 1, 2003 through December 31, 2005 were reduced, maximum capital expenditure limits were reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 were added;

•	We were required to obtain $100 million through an equity investment from our principal shareholder, an affiliate of TPG, by September 7, 2001. We satisfied this requirement on September 7, 2001, when we issued 10,000 shares of redeemable preferred stock to an affiliate of TPG in exchange for $100 million ($98.6 million, net of issuance costs);

•	The interest rate spread on outstanding borrowings will increase to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest is required on a monthly basis. Additionally, a supplemental interest charge of 2.0% accrues through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through March 31, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. To the extent that the full amount of such supplemental interest is not paid on March 31, 2003, additional supplemental interest for the period of March 31, 2003 through June 30, 2003 will accrue at a rate of 3.0% on a portion of the outstanding borrowings, which portion is equal to the percentage of supplemental interest accrued but unpaid on March 31, 2003. Such additional supplemental interest will be due by June 30, 2003. As a result of these amendments, our interest expense on an annual basis is expected to increase by approximately $36.1 million; and

•	Certain mandatory prepayment provisions contained in the original agreement were revised.

      We were in compliance with the revised covenants outlined above at September 28, 2001, and we believe that, pursuant to our current business plans, we will be able to maintain such compliance.

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

      Our primary future cash needs, both in the short term and in the long term will focus on debt service and working capital. We have rescheduled our capital purchases with suppliers throughout the year and anticipate significantly reduced capital spending in the fourth quarter of 2001 as compared to quarterly spending in 2000 and the first nine months of 2001. Our liquidity needs may also be supplemented with the proceeds from targeted sales of assets. As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. Based on our business plans, we believe cash on hand and cash flow from operations will be sufficient to service our indebtedness and fund our other liquidity needs through December 31, 2002. To the extent that actual results or events differ from our financial projections and business plans our liquidity may be adversely affected.

      Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, over the past three years, various events have disrupted this pattern. In 1998, third quarter revenues declined, primarily as a result of the Asian economic crisis. In 1999, third and fourth quarter revenues increased due to the continuing recovery in the semiconductor market. In the fourth quarter of 2000 and the first three quarters of 2001 revenues declined due to slowing demand in the semiconductor market and a general economic decline.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities became effective for us as of January 1, 2001.

      Our interest rate swaps in effect at January 1, 2001 have been designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133 we recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record our interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities, both before income taxes of approximately $2.2 million. We recorded a $6.7 million after-tax charge to accumulated other comprehensive income during the first nine months of 2001 to adjust our cash flow hedges to fair-value at September 28, 2001.

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

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets will no longer be amortized, but are required to be tested for impairment annually or whenever events or circumstances indicate that the related carrying amount exceeds fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill acquired in a business acquisition occurring after June 30, 2001, which will not be amortized. At September 28, 2001, we had unamortized goodwill and other intangible assets of $80.0 million related to the Cherry acquisition that will be impacted by this new standard. Annual amortization of these intangible assets approximates $10.6 million, which will be discontinued in 2002 as a result of this standard.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The new standard, which is effective for us in 2003, requires companies to recognize asset retirement obligations (ARO’s) when a reasonable estimate of the related fair value can be made. The liability will be recognized with an offsetting increase in the related asset and will impact earnings as the asset is depreciated. We do not expect the implementation of SFAS 143 to have a material effect on our results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for us as of January 1, 2001. We do not expect the implementation of SFAS 144 to have a material effect on our results of operations.

Business Risks and Forward-Looking Statements

      This Quarterly Report on Form 10-Q includes “forward-looking statements” as that term is defined in Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in the Form 10-Q are made based on management’s current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our recently incurred substantial operating losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand and average selling prices for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of manufacturing capacity, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, restructuring programs and the impact of such programs, control of costs and expenses, inability to reduce manufacturing and selling, general and administrative costs, litigation, risks associated with acquisitions and dispositions, changes in management, risks associated with our substantial leverage and restrictive covenants in our debt instruments (including those relating to the increased cost of servicing our debt and complying with the additional restrictions imposed as a result of the amendment to our senior credit facilities), possible future delisting of our common stock by Nasdaq, risks associated with our international operations and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in ON Semiconductor’s Securities and Exchange Commission reports. See in particular this Form 10-Q’s Exhibit 99.1, entitled “Risk Factors” and subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

      As of September 28, 2001, our long-term debt (including current maturities) totaled $1,394.9 million. We have no interest rate exposure due to rate changes for our fixed rate interest bearing debt, which totaled $396.1 million or our capital lease obligation which totaled $1.8 million. We do have interest rate exposure with respect to the $997.0 million outstanding balance on our variable interest rate senior bank facilities however, we have entered into interest rate swaps to reduce this interest rate exposure. As of September 28, 2001, we had four interest rate swaps covering exposures on $255 million of our variable interest rate debt. A 50 basis point increase in interest rates would result in increased annual interest expense of $3.7 million for the next twelve months.

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

      In July 2001 three purported stockholder class actions (“Shareholder Litigation”) were filed against us, certain of our officers and directors, and five investment banking firms who acted as underwriters in connection with our IPO in April 2000. The Shareholder Litigation was filed in the United States District Court — Southern District of New York and generally alleges that the IPO offering documents failed to disclose: (1) certain underwriter fees and commissions and (2) underwriter tie-in and other arrangements with certain customers of the underwriters that impacted the price of our stock in the aftermarket. The Shareholder Litigation is in the initial phases and we intend to vigorously defend against the suits.

Item 2.      Changes in Securities and Use of Proceeds

      (a)  Not Applicable.

      (b)  Not Applicable.

      (c)  On September 7, 2001, we completed a $100,000,000 investment in the Company by Texas Pacific Group (“TPG”), our majority stockholder. In connection with this investment, an affiliate of TPG purchased 10,000 shares of our Series A cumulative convertible preferred stock with a stated value of $10,000 per share. There was no underwriter involved in this transaction. The Series A preferred stock was sold to TPG’s affiliate in a private offered exempt from registration under Section 4(2) of the Securities Act of 1933.

      Each share of Series A preferred stock is convertible at the option of the holder any time into shares of common stock at a conversion price of $2.82 per share of common stock, subject to customary anti-dilution adjustments. Shareholder approval (or waiver by the Nasdaq thereof) is required prior to the issuance of any shares of common stock upon conversion of the Series A preferred stock in excess of 19.9% of the number of shares of common stock outstanding on the closing date. At any time on or after the eighth anniversary of the issuance date of the Series A preferred stock, the holders may require that we redeem their shares at a redemption price equal to the greater of (i) the stated value of the Series A preferred stock plus all accrued and unpaid dividends thereon or (ii) 50% of the then current market price of the common stock (based upon the average closing price of the common stock over the preceding 30 trading days) and other assets and property, if any, into which one share of Series A preferred stock is then convertible. Upon a change of control, the holders of the Series A preferred stock may “put” their shares to us at 101% of the stated value plus accumulated and unpaid dividends. The holders of the Series A preferred stock were also granted registration rights in respect of the common stock underlying the preferred stock.

      See the Form 8-K Current Report filed on September 7, 2001 for additional information with respect to the Series A preferred stock. This Form 8-K is incorporated herein by reference.

      (d)  Not Applicable.

Item 3.      Defaults Upon Senior Securities

      Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders.

      Not Applicable

Item 5.      Other Information

      Not Applicable.

Item 6.      Exhibits and Reports on Form 8-K

      (a)     Exhibits —

Exhibit
Number	Exhibit Description

99.1	Risk Factors

      (b)     Reports on Form 8-K —

      During the third quarter of 2001, the Company filed two reports on Form 8-K (1) dated July 25, 2001 and filed July 26, 2001, and (2) dated and filed September 7, 2001. The July 25, 2001 report was filed pursuant to Items 5 and 7, reported the Company’s second quarter 2001 results and included as an exhibit a press release dated July 25, 2001 titled “ON Semiconductor Announces Second Quarter 2001 Results.” The September 7, 2001 report was filed pursuant to Items 5 and 7, announced the closing of a $100 million convertible preferred stock investment in the Company by TPG and included as exhibits certain documents pertaining to the preferred stock and a press release dated September 7, 2001 titled “ON Semiconductor Receives $100 Million Equity Investment from Texas Pacific Group.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001

ON SEMICONDUCTOR CORPORATION
(Registrant)

By:	/s/DARIO SACOMANI

Dario Sacomani
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

99.1	Risk Factors