Form 10-K405
period 2001-12-31
ON SEMICONDUCTOR CORP
filed 2002-03-29
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

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

Common stock, par value $0.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

      The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant based upon the closing price as of March 5, 2002 is $154,826,251. Shares held by executive officers, directors and persons owning more than 10% of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the Company.

      The number of shares of the registrant’s common stock outstanding at March 5, 2002 was 174,763,292.

Documents Incorporated by Reference

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference into Part III hereof.

PART I
Item 1. Business
Business Overview
Products and Technology
Customers
Manufacturing Operations
Sales, Marketing and Distribution
Patents, Trademarks, Copyrights and Other Intellectual Property
Seasonality
Backlog
Competition
Research and Development
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
EX-4.7
EX-10.14(b)
EX-10.20(b)
EX-10.21(b)
EX-11
EX-21.1
EX-23.1
EX-23.2
EX-24.1

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.     Business

Business Overview

      ON Semiconductor Corporation (“ON Semiconductor”) offers an extensive portfolio of power and data management semiconductors that address the design needs of today’s sophisticated electronic products, appliances and automobiles. Our products and technologies address many applications including portable electronics, industrial automation controls, routers, switches, computers, servers, storage-area networks, automated test equipment and automotive control systems.

      We have four main product lines: power management and standard analog, metal oxide semiconductor (MOS) power devices, high frequency clock and data management and standard components. This extensive portfolio of devices enables us to offer advanced integrated circuits and the complimentary parts that deliver system-level functionality to ease design issues. We are an industry leader in the introduction of micro packages that offer increased performance characteristics while reducing the critical board space inside today’s ever-shrinking electronic devices.

      Our global customer base includes original equipment manufacturers, such as Alcatel, DaimlerChrysler, Delphi, Intel, Motorola, Nokia, Siemens, Sony, and Visteon; electronic manufacturing service providers, such as Flextronics, SCI and Solectron; and global distributors, such as Arrow, Avnet and Future Electronics.

      We have design operations in Arizona and Rhode Island in the United States, China, the Czech Republic and France and operate manufacturing facilities in Arizona and Rhode Island in the United States, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia, either directly or through our joint venture.

      Immediately prior to our August 4, 1999 recapitalization (the “Recapitalization”), we were a wholly-owned subsidiary of Motorola, Inc. (“Motorola”). We held and continue to hold, through direct and indirect subsidiaries and a joint venture, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. As a result of the Recapitalization, an affiliate of Texas Pacific Group (“TPG”) owned approximately 91% and Motorola owned approximately 9% of our outstanding common stock. In addition, as part of the Recapitalization, TPG received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by Semiconductor Components Industries LLC, our primary domestic operating subsidiary. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of TPG totaling $337.5 million, borrowings totaling $740.5 million under our $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because TPG’s affiliate did not acquire substantially all of our common stock, the Recapitalization did not impact the basis of our assets and liabilities for financial reporting purposes. At the time of the Recapitalization, Motorola agreed to provide us with transition and manufacturing services in order to facilitate our transition to a stand-alone company independent of Motorola.

      On April 3, 2000, we acquired all of the outstanding capital stock of Cherry Semiconductor Corporation (“Cherry”) for approximately $253.2 million in cash (including acquisition related costs), which we financed with cash on hand and borrowings of $220.0 million under our senior secured bank facilities. Cherry, which we have renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets. (See Note 6 “Acquisition” of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.)

      On May 3, 2000, we completed the initial public offering (“IPO”) of our common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities. (See Note 12 “Common Stock” of the Notes to Consolidated Financial Statements elsewhere in this report.)

      On September 7, 2001 we obtained $100 million ($99.2 million, net of issuance costs) through an equity investment by an affiliate of TPG, our principal shareholder. In this transaction, we issued 10,000 shares of mandatorily redeemable cumulative convertible preferred stock. This investment was required because we were not in compliance with certain minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. (See Note 9 “Long-Term Debt” and Note 11 “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.)

      In the fourth quarter of 2000, we initiated a phased worldwide restructuring program (“the restructuring program”) designed to reduce costs, which included implementation of strict expense controls, reduced capital expenditures, restructuring of our manufacturing operations and reductions in selling and administrative costs. We incurred restructuring and other charges of $150.4 million and $5.6 million in 2001 and 2000, respectively. In the second quarter of 2001, we implemented actions to accelerate our five-year manufacturing restructure plan into a two-year plan, which included phasing out manufacturing operations at our Guadalajara, Mexico facility, transferring certain manufacturing activities performed at our Aizu, Japan and Seremban, Malaysia facilities to some of our other facilities or to third party contractors, consolidating other operations and moving more external supply to internal operations. As of the end of 2001, actions were implemented to realize approximately $200 million of annualized savings, which were mostly the result of workforce reductions in worldwide operations, factory operational savings and overall expense reductions. The actions related to manufacturing capacity transfers and phase-outs are expected to be completed in 2002 and generate an additional $100 million of annualized savings by the end of the year. (See Note 5 “Restructuring and Other Charges” of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.)

      Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. We believe that this change better aligns reported results with, focuses us on, and allows investors to better understand end user demand for the products that we sell through distributors. This revenue recognition policy is commonly used in the semiconductor industry. (See Note 4 “Accounting Changes” of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.)

Products and Technology

      The following table provides information regarding our primary product lines:

	Power Management		High Frequency Clock
	and Standard Analog	MOS Power	and Data Management	Standard Components

Approximate net product revenues*
2001	$365 million	$147 million	$118 million	$576 million
2000	$497 million	$212 million	$296 million	$892 million
1999	$327 million	$210 million	$205 million	$865 million
Primary product function	Power control and regulation in portable and high-power applications.	Power conditioning and switching in a broad range of applications.	Interfacing and synchronizing functions, such as interconnecting and routing (moving) electronic signals within electronic systems.	Power control, interface, and data protection in a broad range of products.

	Power Management		High Frequency Clock
	and Standard Analog	MOS Power	and Data Management	Standard Components

Sample applications	Intelligent power management and battery protection in portable applications, desktop computers and automotive electronics.	Power management for computers, automobiles, servers, and battery protection in portable applications.	Fast routing of signals used in communication and networking switches, high-end servers, high- performance work stations, storage networks and precision measurement test systems.	Power management and interface elements for computer, consumer and portable equipment and automotive control systems.
Types of product	Amplifiers, comparators, voltage regulators and references, AC-DC/ DC-DC converters.	Ignition insulated gate bipolar transistors (IGBT’s), power MOS field effect transistors (MOSFET’s).	Clock distribution, drivers/receivers, multiplexers, phase detectors, prescalers.	MicroIntegrationTM, MiniGateTM logic, small signal transistors, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors and thyristors.
Representative original equipment manufacturers customers and end users	Alcatel Delphi Delta Intel Motorola Nokia Philips Siemens Sony Visteon	Delphi Ericsson Hewlett-Packard IBM Intel Microsoft Motorola Seagate Sony Visteon	Alcatel Cisco Systems Ericsson Fujitsu Hewlett-Packard Lucent Technologies Motorola Nokia Nortel Networks Siemens	DaimlerChrysler Delphi Delta Intel Motorola Nokia Philips Siemens Sony Visteon

*	1999 and 2000 net product revenues are pro forma to reflect the change in the accounting method for revenue recognition on shipments to distributors, which was effective January 1, 2001. (See Note 4 “Accounting Changes” of the Notes to Consolidated Financial Statements elsewhere in this report).

      Power Management and Standard Analog. One of the fastest growing segments within the analog market is power management. We are one of the largest suppliers of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC/ DC converters, AC/ DC converters, linear regulators, PWM/ PFM controllers, PFC pre-regulators and battery charging/ management integrated circuits. Our products are engineered and manufactured to meet the power management needs of high-performance applications in the wireless, automotive and computing markets. Specifically in the computing market, we design controllers that meet the power requirements for today’s advanced microprocessors.

      MOS Power. We are one of the largest suppliers of power devices and ignition IGBT’s. We have a complete power management portfolio of devices ranging from 12V up to 250V. Our products are engineered and manufactured to meet the power management needs of high-performance applications in the wireless, automotive and computing markets. One of the fastest growing sectors within the power management market is the computing sector where we are a performance leader with our fast switching, low capacitance technology and integrated solutions. In addition, we are advancing our portfolio to include multi function IC’s and multi chip modules for the automotive and computing markets.

      High Frequency Clock and Data Management. ON Semiconductor is a global leader in creating high-performance integrated circuit solutions critical to today’s high frequency applications. We design and deliver application-specific integrated circuits using advanced technologies that address the high-performance needs of networking infrastructure, advanced test equipment and high end computing. Our extensive clock and data management portfolio, led by our GigaComm family, is designed into state-of-the-art systems such as communication and networking switches, high-end servers, high-performance work stations, storage networks and precision measurement test systems. We enable application specific designs for today’s advanced networks, including Asynchronous Transfer Mode (ATM), Enterprise Networks, Storage Area Networks (SAN) and Internet Protocol (IP) applications.

      Standard Components. We are one of the largest suppliers of standard semiconductors with special competencies in surface mount packages. Our broad product line includes MicroIntegrationTM, MiniGateTM logic, small signal transistors and diodes, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors and thyristors. Standard components are essential in substantially all modern pieces of electronic equipment, including computers, printers, wireless communication devices, DVD and MP3 players, video game consoles, and automotive navigation systems.

Customers

      Our customers include original equipment manufacturers, electronic manufacturing service providers and preferred distributors. Our products are ultimately purchased by end users for use in a variety of markets, including networking and computing, wireless communications, consumer electronics, automotive electronics and industrial. Sales to Arrow, Avnet and Motorola accounted for approximately 7%, 8% and 8%, respectively, of our total revenue during 2001, compared to 12%, 11% and 10%, respectively, during 2000 and 9%, 10% and 16%, respectively, for the period from August 4, 1999 to December 31, 1999.

      Original Equipment Manufacturers. Direct sales to original equipment manufacturers accounted for approximately 47% of our net product revenues in 2001, approximately 45% in 2000 and approximately 48% in 1999. These customers include a variety of companies in the electronics industry such as Alcatel, Hewlett-Packard, Intel, Motorola, Nokia, Philips, Siemens and Sony, and in the automotive industry such as DaimlerChrysler, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. We expect large multi-nationals and selected regional accounts, which are significant in specific markets, to be our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

      Distributors. Sales to distributors accounted for approximately 43% of our net product revenues in 2001, approximately 42% in 2000 and approximately 44% in 1999. Our distributors, which include Arrow, Avnet, All American, Eliteron and Future, resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book or that is more than four years older than the manufacturing code date. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, sales returns have minimal impact on our profits.

      Electronic Manufacturing Service Providers. Direct sales to electronic manufacturing service providers accounted for approximately 10% of our net product revenues in 2001, approximately 13% in 2000 and approximately 8% in 1999. Our largest electronic manufacturing service customers are Celestica, Delta Electronics, Flextronics, Solectron and SCI. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace. Some of our sales to electronic manufacturing service providers are made pursuant to agreements that permit the return of a specified percentage (typically 5-10%) of the amount of our products purchased in the prior six months.

      We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period that is the greater of (1) three years from the date of shipment or (2) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). Warranty expense to date has been minimal.

      For additional information regarding agreements with our customers, see “Backlog” below.

Manufacturing Operations

      We operate our manufacturing facilities either directly or through a joint venture. Five of these are front-end wafer facilities located in Japan, Slovakia, Malaysia and the United States; three are back-end assembly and test facilities located in China, Malaysia and the Philippines; and two are integrated front-end and back-end facilities located in the Czech Republic and Mexico. In addition to these manufacturing and assembly operations, our Terosil facility in Roznov, Czech Republic, manufactures raw wafers that are used by a number of our facilities. During 2001, we made the decision to shutdown our integrated facility in Guadalajara, Mexico and transfer the front-end and back-end manufacturing to other owned and contracted locations. The Guadalajara, Mexico facility is expected to cease operations in the second quarter of 2002. Also during 2001, the back-end only manufacturing operation that was part of the integrated manufacturing operation at Site-2 in Seremban, Malaysia was shutdown and the related production transferred to our joint venture in Leshan, China. Front-end manufacturing remains unchanged at Site-2 and the existing back-end manufacturing remains unchanged at Site-1, also in Seremban, Malaysia. We also use third-party contract manufacturers. Our agreements with these contract manufactures typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases longer-term commitments are required in the early stages of the relationship.

      The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint venture, as well as the products produced at these facilities. The sizes of the locations represent the approximate gross square feet of each site and include, manufacturing, laboratory, warehousing, office, utility, support, unused areas, etc.

		Size
Location	Products	(sq. ft.)

Integrated Facilities:
Roznov, Czech Republic (Tesla)	Power Management and Standard Analog	321,000
Guadalajara, Mexico (Closing 2002)	Standard Components	254,000
Front-end Facilities:
Phoenix, Arizona	High Frequency Clock and Data Management — Standard Components	1,600,000
Aizu, Japan	MOS Power — Power Management and Standard Analog — Standard Components	256,000
Piestany, Slovakia	Standard Components	915,000
East Greenwich, Rhode Island	Power Management and Standard Analog	209,000
Seremban, Malaysia (Site-2)	Standard Components	90,000
Back-end Facilities:
Leshan, China (Leshan joint venture)	Standard Components	264,000
Seremban, Malaysia (Site-1)	MOS Power — Power Management and Standard Analog — Standard Components	239,000
Carmona, Philippines	High Frequency Clock and Data Management — Power Management and Standard Analog — Standard Components	180,000
Other Facilities:
Roznov, Czech Republic (Terosil)	Raw wafers	69,000

      We entered into an agreement with Motorola to continue to provide manufacturing services to each other for limited periods of time following our Recapitalization. We negotiated fixed prices with Motorola for the services covered by these agreements to approximate each party’s cost of providing the services. For 2001 and 2000, Motorola purchased $8 million and $62 million, respectively of manufacturing services from us with no minimum purchase commitments going forward at this time. These purchases are classified as foundry revenues in our financial statements. We purchased $86.1 million and $162.3 million of manufacturing services from Motorola in 2001 and 2000, respectively. Subject to our right to cancel upon six months written notice, our minimum commitments to purchase manufacturing services from Motorola are approximately $22 million and $3 million in 2002 and 2003, respectively.

      In the Czech Republic, we operate two majority-owned subsidiaries, Tesla and Terosil. These subsidiaries are publicly traded Czech companies in which we currently directly own 81.2% and 75.6% equity interests, respectively. Tesla operates an integrated front-end manufacturing and back-end assembly facility while Terosil manufactures raw wafers that are used by a number of our facilities. We purchased 88% and 77% of the total output of Terosil in 2001 and 2000, respectively, and purchased the entire output of Tesla for both years. In 2001, we entered into new seven-year agreements with Terosil and Tesla where we provide both subsidiaries with forecasted needs on a quarterly basis with minimum commitments limited to our forecasted demand within thirty days from the start of production.

      In Leshan, China, we operate a joint venture, Leshan-Phoenix Semiconductor Company Ltd., which operates a back-end manufacturing facility. We own a majority of the outstanding equity interests of the Leshan joint venture. The other shareholder is a Chinese state owned enterprise named Leshan Radio Company Ltd. Due to certain rights held by this minority shareholder, we do not exercise control over this entity normally commensurate with majority ownership and therefore, account for it using the equity method. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. These requests represent a purchase commitment by the respective shareholders of the Leshan joint venture; provided, however, that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity), in lieu of the commitment. We committed to purchase 80% and 87% of the total products produced by Leshan in 2001 and 2000, respectively, and are currently committed to purchase 86% of the product produced by Leshan in 2002. In 2001 and 2000, we actually purchased 79% and 75% of Leshan’s sales, respectively. The Leshan joint venture is one of our lowest cost providers and we would anticipate any future expansion plans would include this facility, including the previously announced construction of a 6-inch wafer fabrication facility at Leshan. We provide forecasted needs to Leshan on a periodic basis, an approximate six-month cycle, which are used to establish pricing over the forecasted period, and, as described above, we are responsible for underutilized capacity cost due to variations from our forecasted needs.

      In Seremban, Malaysia, we had a 50% investment in Semiconductor Miniatures Products Malaysia Sdn. Bhd., (“SMP”) a joint venture with Philips Semiconductors International B.V. SMP operated a back-end assembly facility. The terms of the joint venture agreement provided Philips with the right to purchase our interest, between January 2001 and July 2002. On February 1, 2001, Philips exercised its purchase right, acquiring full ownership of this joint venture as of December 31, 2000. The acquisition of the joint venture by Philips did not have a material impact on our financial condition or results of operations.

      Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations and we obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Sales, Marketing and Distribution

      Our global sales and marketing organization serves customers in 39 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective, Internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. Pursuant to our restructuring program, we have downsized our sales force, closed our regional sales headquarters and selected sales offices and, in some regions, converted sales personnel to sales representatives. In addition, we have centralized and relocated our order entry functions to low cost locations. (See Note 5 “Restructuring and Other Charges” of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.)

      Motorola agreed to provide us with worldwide shipping and freight services for a period of up to three years following our Recapitalization (to August 4, 2002). The cost allocated to us by Motorola for these services is based on our sales as a percentage of total Motorola Semiconductor Products Sector plus ON Semiconductor sales. Because our products are sold in higher volumes than other Motorola products for comparable sales, this allocation resulted in better prices than we could obtain from third parties. The cost increases resulting from the termination of shipping and freight services by Motorola have been factored into our future operating plans. We anticipate that such increases will be partially offset by savings resulting from our restructuring program that includes increased efficiencies resulting from a shipping and freight organization dedicated to our products and ongoing factory consolidations.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

      We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets, and other intellectual property directly related to and important to our business. In connection with our Recapitalization, Motorola assigned, licensed, or sublicensed, as the case may be, to us certain intellectual property to support and continue the operation of our business. Presently, we own more than 640 U.S. and foreign patents and applications and 210 U.S. and foreign trademarks and applications. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

      Under an intellectual property agreement that we entered into with Motorola as part of our Recapitalization, Motorola assigned approximately 295 U.S. patents and patent applications, approximately 292 foreign patents and patent applications, rights to over 50 trademarks (not including the Motorola name) previously used in connection with our products, rights in know-how relating to at least 39 semiconductor fabrication processes and rights in specified copyrightable materials. In addition, Motorola licensed on a non-exclusive, royalty-free basis other patent, trademark, copyright and know-how rights used in connection with our then existing products and products contemplated in our long-range plans. We have perpetual, royalty-free, worldwide rights under Motorola’s patent portfolio and other intellectual property, existing as of the date of our Recapitalization or created in the five years thereafter (the five-year period existing only with respect to patents), as necessary to manufacture, market, and sell our then existing and long range plan product lines. Additionally, Motorola provided us with a limited indemnity umbrella to protect us from certain infringement claims by third parties who had granted Motorola licenses as of the date of our Recapitalization, which will assist us in developing our own patent position and licensing program. We believe that we have the right to use all Motorola-owned technology used in connection with the products we currently offer.

Seasonality

      Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, over the past three years, various events have disrupted this pattern. In the third and fourth quarters of 1999, revenues increased due to the recovery in the Asian semiconductor market. In the fourth quarter of 2000, and throughout 2001, revenues declined due to slowing demand in the semiconductor market and the general economic decline.

Backlog

      Our trade sales are made primarily pursuant to standard purchase orders that are generally booked up to 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and estimated orders based on customer forecasts, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Backlog on December 31, 2001 was approximately $199 million compared to approximately $402 million on December 31, 2000. See “Recent Developments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

      In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

      We sell products to key customers pursuant to contracts that are typically annual fixed-price agreements subject, in some cases, to quarterly negotiations. These contracts allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered product. However, these contracts are typically amended to reflect changes in customer demands and periodic price renegotiations.

Competition

      The semiconductor industry, particularly the market for general purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Many of these competitors have substantially greater financial and other resources than us with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. Significant competitors in the power management and standard analog market include Fairchild, Intersil, Linear Technology, Maxim Integrated Products, National Semiconductor, Semtech, ST Microelectronics and Texas Instruments. In the MOS Power market, significant competitors include Fairchild, International Rectifier, ST Microelectronics and Vishay. Significant competitors in the high frequency clock and data management market include Micrel, Semtech and Motorola. In the standard components market, significant competitors include Fairchild, Philips, Rohm, ST Microelectronics, Texas Instruments and Toshiba. In addition, companies not currently in direct competition with us may introduce competing products in the future. The semiconductor components industry has also recently experienced significant restructuring and consolidations that could adversely affect our competitiveness by increasing the financial and other resources of our competitors.

      We compete in different product lines to various degrees on the basis of price, quality, technical performance, product features, product system compatibility, customized design, strategic relationships with customers, new product innovation, availability, delivery timing and reliability and customer sales and technical support. We believe we compete favorably with respect to each of these forgoing factors. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — “Competition in our business could prevent us from maintaining our level of revenues and from raising prices to reflect increased costs” elsewhere in this report.)

Research and Development

      As a percentage of net product revenues, research and development costs increased to 6.7% in 2001 from 3.6% in 2000 as management continues focus on research and development. This increase was attributable to increased spending on new product development and to a lesser extent, decreased revenues. The primary emphasis of our new product development is in the high-growth market applications of power management and standard analog and high frequency clock and data management solutions with 80% of our overall research and development investment targeted in these areas. During 2001, we introduced 344 new products. Our new product revenue, as a percent of total revenues, continues to grow at record levels, reaching 21% in the fourth quarter of 2001 as compared to 11% at the beginning of 2000. Our long-term target for research and development expenditures is 5-6% of revenues.

Government Regulation

      Our manufacturing operations are subject to environmental and worker health and safety laws and regulations. These laws and regulations include those relating to emissions and discharges into the air and water; the management and disposal of hazardous substances; the release of hazardous substances into the environment at or from our facilities and at other sites; and the investigation and remediation of resulting contamination.

      Our manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our “Recapitalization”, Motorola has retained responsibility for this contamination, and has agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

      Manufacturing facilities in Slovakia and those of our majority-owned subsidiaries in the Czech Republic have ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that these facilities were operated by government-owned entities. In each case, these remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The governments of the Czech Republic and Slovakia have agreed to indemnify us and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

      Our manufacturing facility in East Greenwich, Rhode Island has adjoining property that has localized soil contamination. In connection with the purchase of the facility, we entered into a Settlement Agreement and Covenant Not To Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Based on the information available, we do not believe that any costs to us in connection with this matter will be material.

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

Employees

      We employ approximately 9,376 people worldwide, consisting of approximately 8,210 people employed directly and approximately 1,166 people employed through our joint venture, most of whom are engaged in manufacturing services. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as works councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law.

Executive Officers of the Registrant

      See Part III, Item 10 of this report for information concerning executive officers.

Geographical Information

      For certain geographic operating information, see Note 20, “Segment Information” of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report. For information regarding the risks associated with our foreign operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — “Our international operations subject us to risks inherent in doing business on a international level that could adversely impact our results of operations” elsewhere in this report.

Item 2.     Properties

      In the United States, our corporate headquarters as well as manufacturing, research and development and warehouse operations are located in approximately 1.8 million square feet of space in properties that we own in Phoenix, Arizona and East Greenwich, Rhode Island. We also lease properties around the world for use for sales offices, research and development labs, warehouses, logistic centers and trading offices. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations including Canada, France, Japan, Mexico, Singapore and Taiwan, as well as in Alabama, Indiana, Arizona, and Pennsylvania in the United States. We own our manufacturing facilities in the United States, Japan, Malaysia, Mexico, the Philippines, Slovakia and through our majority owned subsidiaries in the Czech Republic. These facilities are primarily manufacturing operations, but also include office facilities and warehouse space. Our joint venture in Leshan, China also owns manufacturing, warehouse and office space.

      As part of our Recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting to us options to purchase or to lease the subsurface rights of the land. Motorola leases approximately 70,000 square feet of space at our Phoenix facility pursuant to an agreement that expires in June 2003.

      We believe that our facilities around the world, whether owned or leased, are well maintained. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

      We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries to secure our senior bank facilities.

Item 3.	Legal Proceedings

      We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows.

      During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our current and former officers, current directors and the underwriters for our IPO. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. These

lawsuits, allege, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suits seek rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against us have all been transferred to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit, and intend to defend the litigation vigorously.

      See “Government Regulations” in Item 1 above of this report for information on environmental matters.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the over-the-counter market under the symbol ONNN and is quoted on the Nasdaq National Market. Our initial public offering was completed on May 3, 2000 and our stock began trading on an as-issued basis on April 28, 2000. The following table sets forth the quarterly high and low sale prices for our common stock as reported by the Nasdaq National Market for 2000 and 2001 from April 28, 2000:

Range of Sales Price

	High	Low

2001
First Quarter	$8.7500	$4.5938
Second Quarter	$8.0000	$3.9375
Third Quarter	$5.0000	$1.6500
Fourth Quarter	$2.6500	$1.1200
2000
Second Quarter (from April 28, 2000)	$27.7500	$17.8125
Third Quarter	$24.6875	$10.1250
Fourth Quarter	$12.9375	$4.0000

      As of December 31, 2001, we had 178 stockholders of record and 174,653,586 shares of common stock outstanding.

      We have neither declared nor paid any cash dividends on our common stock since our initial public offering, and we do not presently intend to do so. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors. Each of our senior bank facilities, senior subordinated notes and Series A Cumulative Convertible Redeemable Preferred Stock restricts our ability to pay cash dividends to our common stockholders.

Item 6.	Selected Financial Data

      The following table sets forth our selected financial data for the periods indicated. We derived the statement of operations data set forth below for the years ended December 31, 2001 and 2000 and the period from August 4, 1999 through December 31, 1999, and the balance sheet data for December 31, 2001, 2000 and 1999, from our audited historical post-Recapitalization consolidated financial statements. We derived the statement of operations data set forth below for the years ended December 31, 1998 and 1997 and the period from January 1, 1999 through August 3, 1999, and balance sheet data as of December 31, 1998 and 1997, from our audited combined financial statements prior to our Recapitalization. You should read this information in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our audited consolidated financial statements and our audited combined statement of revenues less direct and allocated expenses before taxes included elsewhere in this report.

	Post-Recapitalization			Pre-Recapitalization

			August 4,	January 1,
			1999	1999
	Year ended December 31,		Through	Through	Year ended December 31,
			December 31,	August 3,
	2001	2000	1999	1999	1998	1997

	(in millions, except per share data)
Statement of Operations data:
Total revenues	$1,214.6	$2,073.9	$798.7	$986.4	$1,657.6	$1,992.7
Write-off of acquired in-process research and development(1)	—	26.9	—	—	—	—
Restructuring and other charges(2)	150.4	4.8	3.7	—	189.8	—
Extraordinary loss on debt prepayment(3)	—	17.5	—	—	—	—
Cumulative effect of accounting change(4)	116.4	—	—	—	—	—
Net income (loss)(5)	(831.4)	71.1	29.8	104.8	(136.3)	270.0
Diluted earnings (loss) per common share(6)	$(4.88)	$0.38	$0.13

	December 31,			December 31,

	2001	2000	1999	1998	1997

Balance Sheet data:
Total assets	$1,360.4	$2,023.0	$1,616.8	$840.7	$935.3
Long-term debt, less current portion(7)	1,374.5	1,252.7	1,295.3	—	—
Redeemable preferred stock(8)	101.6	—	219.6	—	—
Stockholders equity(deficit)/business equity(9)	(517.4)	337.7	(247.7)	681.0	866.4

(1)	Write-off of acquired in-process research and development relates to the April 2000 acquisition of Cherry Semiconductor Corporation, net of tax.

(2)	Charges relate to worldwide restructuring program.

(3)	Prepayment penalties, redemption premiums and the write-off of deferred debt issuance costs were incurred in connection with the repayment of debt in 2000.

(4)	Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and the related gross profit on sales to distributors is now deferred until the distributor resells the product to the end user. The cumulative effect of this accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of taxes).

(5)	Prior to our Recapitalization, cost of sales, research and development expenses, selling and marketing expenses, general and administrative expenses and interest expense included amounts allocated to us by

Motorola. In addition, Motorola did not allocate income tax expense to us. The net loss for 2001 includes a charge of $366.8 million to establish a valuation allowance for a portion of our deferred tax assets.

(6)	Diluted earnings per common share for the years ended December 31, 2001 and 2000 and the period from August 4, 1999 to December 31, 1999 are calculated by deducting dividends on our redeemable preferred stock of $2.4 million, $8.8 million and $10.6 million, respectively, and the accretion of the beneficial conversion feature on redeemable preferred stock of $13.1 million in 2001 from net income for such periods and then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods.

(7)	It is not meaningful to show long-term debt, less the current portion prior to our Recapitalization because Motorola’s cash management system was not designed to track centralized cash and related financing transactions to the specific cash requirements of our business.

(8)	The redeemable preferred stock outstanding at December 31, 1999 was repaid with a portion of the proceeds from our initial public offering. The redeemable preferred stock at December 31, 2001 was issued to TPG in September 2001.

(9)	For periods prior to our Recapitalization, business equity represented Motorola’s ownership interest in our net assets. All cash transactions, accounts receivable, accounts payable in the United States, other allocations and intercompany transactions were reflected in this amount. For periods subsequent to our Recapitalization, our stockholders’ equity (deficit) consisted of our common stock, paid-in-capital, accumulated other comprehensive income (loss) and accumulated deficit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our audited historical post-Recapitalization consolidated financial statements and our audited historical pre-Recapitalization combined statement of revenues less direct and allocated expenses before taxes, which are included elsewhere in this Form 10-K. The post-Recapitalization consolidated financial statements present our consolidated financial position, results of operations and cash flows on a stand-alone basis. The pre-Recapitalization combined statement of revenues less direct and allocated expenses before taxes present the combined revenues less direct and allocated expenses before taxes of the business of Motorola’s Semiconductor Components Group prior to our August 4, 1999 Recapitalization and are not intended to be a complete presentation of the results of operations or cash flows that would have been recorded by us on a stand-alone basis.

OVERVIEW

      Market Downturn. Beginning in the last quarter of 2000 and continuing into 2001, we experienced slowing demand and pricing pressures for our products as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. In fiscal 2001, we incurred a net loss of $831.4 million or $4.88 per share, and at December 31, 2001, we had a stockholders’ deficit of $517.4 million. During the third and fourth quarters of 2001, market demand began to show signs of stabilization as customer orders across all product families were up from the second quarter of 2001 and the book-to-bill ratio was greater than one for the first time in over a year. However, given the poor economy that is expected to continue in the near term, we anticipate first quarter 2002 revenues to be flat to slightly down compared to the fourth quarter of 2001 and expect to continue to incur losses through 2002.

      Restructuring Program. In the fourth quarter of 2000, we began to implement a phased worldwide restructuring program, which includes strict expense controls, reduced capital expenditures, restructuring of our manufacturing operations and reductions in selling and administrative costs. As a result of these efforts, we incurred restructuring and other charges of $150.4 million in 2001. The three principal elements of the restructuring program that were implemented in 2001 were accelerating a five-year manufacturing restructure plan into a two-year plan; reducing our selling and administrative costs; and aggressively focusing on liquidity. We expect the actions implemented in 2001 and the actions to be implemented in 2002 will complete the 2001 restructuring program, and will ultimately generate annualized cost savings of approximately $300 million starting in the fourth quarter of 2002. (See Note 5 “Restructuring and Other Charges” of the Notes to Consolidated Financial Statements elsewhere in this report.)

      Bank Facilities Waiver and Amendment. At June 29, 2001, we were not in compliance with minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. On August 13, 2001, we received a waiver in respect of this noncompliance at June 29, 2001 and in respect of any future noncompliance with these covenants through December 31, 2002. In connection with this waiver, we amended our senior bank facilities. The key terms of this amendment are described under “Liquidity and Capital Resources” below. As a condition to the waiver and amendment, we were required to obtain $100 million through an equity investment from an affiliate of TPG. We satisfied this requirement on September 7, 2001, when we issued 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG in exchange for $100 million ($99.2 million, net of issuance costs). The material terms of the preferred stock are summarized in Note 11 “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements elsewhere in this report.

      Acquisition. On April 3, 2000, we acquired all of the outstanding capital stock of Cherry Semiconductor Corporation (“Cherry”) for approximately $253.2 million in cash (including acquisition related costs), which was financed with cash on hand and borrowings of $220.0 million under our senior bank facilities. Cherry, which was renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets, and had revenues for its fiscal year ended February 29, 2000 of $129.1 million.

      The Cherry acquisition was accounted for using the purchase method of accounting and, as a result, the purchase price and related costs were allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows (in millions):

Fair value of tangible net assets	$71.3
Developed technology	59.3
In-process research and development	26.9
Assembled workforce	10.0
Excess of purchase price over estimated fair value of net assets acquired (goodwill)	85.7

$253.2

      Developed technology is being amortized on a straight-line basis over an estimated useful life of five years. Goodwill was being amortized on a straight-line basis over an estimated useful life of ten years; however, as mentioned previously, such amortization will be discontinued upon the adoption of SFAS 142. Additionally, assembled workforce was being amortized over an estimated useful life of five years. Assembled workforce does not meet the SFAS 141 requirements as an intangible asset apart from goodwill. Accordingly, upon adoption of SFAS 142, we will reclassify the unamortized balance of assembled workforce to goodwill and the related amortization will be discontinued.

      The fair value of the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made in using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of the acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a stand-alone basis. Operating margins were based on cost of goods sold and selling, general and administrative expenses as a percentage of revenues. All projected revenue and cost information was based on historical results and trends and did not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from the acquired in-process research and development was 20 percent, which was derived from a weighted average cost of capital analysis adjusted upward to reflect additional risks inherent in the development life cycle.

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

      Cherry’s results of operations have been included in our consolidated results from the date of acquisition. The following pro forma disclosures present our results of operations for 2000 as if we had acquired Cherry as of January 1, 2000 (in millions, except per share data):

(unaudited)
Total revenues	$2,110.3
Net income before extraordinary loss	85.4
Net income	67.9
Diluted earnings per share before extraordinary loss	$0.46
Diluted earnings per share	$0.35

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

      Joint venture. The terms of our joint venture agreement with Philips Semiconductors International B.V. SMP (“Philips”) relating to a back-end assembly facility located in Malaysia provided Philips with the right to purchase our interest between January 2001 and July 2002. On February 1, 2001, Philips exercised its purchase right, acquiring full ownership of this joint venture as of December 31, 2000. This transaction resulted in proceeds of approximately $20.4 million and a pretax gain of approximately $3.1 million. The acquisition of the joint venture by Philips did not have a material impact on our financial condition or results of operations. (See Business — Manufacturing Operations elsewhere in this report.)

      Cumulative effect of accounting changes. As previously mentioned, effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million, or $0.67 per share, net of income taxes). The accounting change resulted in a decrease in our net loss before cumulative effect of accounting change for the year ended December 31, 2001 of $53.1 million, or $0.30 per share. Deferred income on sales to distributors was $99.4 million at December 31, 2001.

      Also effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. Upon adoption, we recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consisted of an approximate $2.1 million pretax adjustment to record our interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million pretax deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities, both before income taxes of approximately $2.2 million.

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

CRITICAL ACCOUNTING POLICIES

      The accompanying discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 3 “Significant Accounting Policies” to the Notes to Consolidated Financial Statements included elsewhere in this report contain a detailed summary of our significant accounting policies. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

      Revenue recognition. We generate revenue from the sales of our semiconductor products to original equipment manufactures, distributors and electronic manufacturing service providers. We also generate revenue, although to a much lesser extent, from foundry services provided to Motorola pursuant to agreements signed in connection with our Recapitalization.

      Prior to January 1, 2001, we recognized revenue on semiconductor sales when title passed to the customer. Provisions were also recorded at that time for estimated sales return from our distributors as well as for other related sales costs and allowances. Effective January 1, 2001, we changed our revenue recognition policy for distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change also eliminated the need to provide for estimated sales returns for distributors. Deferred income on sales to distributors as reflected in our consolidated balance sheet represents the net margin (deferred revenue less associated costs of sales) on inventory on hand at our distributors at the end of the period.

      We believe that this change better aligns our reported results with, focuses us on and enables investors to better understand end user demand for the products we sell through distributors.

      Inventories. We carry our product inventories at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. We also record provisions for obsolete or slow moving product inventories based upon a regular analysis of inventory levels on hand compared to historical and projected end user demand. General market conditions as well as our own design activities can cause certain of our products to become obsolete.

      Deferred tax valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

      Long-Lived Assets. To conduct our worldwide business operations, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, goodwill and other intangibles) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We continually apply our best judgement when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests.

      Defined Benefit Plans. We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. Each of these assumptions is based upon management’s judgement, considering all known trends and uncertainties. Actual pension plan returns significantly below our assumed rate of return would result in materially lower pension income (or higher expense) in future years.

RESULTS OF OPERATIONS

      The following table summarizes certain information relating to our operating results that has been derived from our audited post-Recapitalization consolidated financial statements and our audited pre-Recapitalization combined statement of revenues less direct and allocated expenses before taxes. The pro forma columns reflect our results as if the change in distributor revenue recognition discussed above had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations. The As Reported numbers for the year ended December 31, 1999 represent the combination of pre and post recapitalization amounts.

	Post-Recapitalization			Pre-	Post-
				Recapitalization	Recapitalization
	Year ended December 31,

				January 1	August 4	Year ended
		2000		through	through	December 31, 1999
				August 3,	December 31,
	2001	As Reported	Pro Forma	1999	1999	As Reported	Pro Forma

Revenues:
Net product revenues	$1,206.4	$2,012.2	$1,897.0	$895.4	$728.8	$1,624.2	$1,606.7
Foundry revenues	8.2	61.7	61.7	91.0	69.9	160.9	160.9

Total revenues	1,214.6	2,073.9	1,958.7	986.4	798.7	1,785.1	1,767.6
Cost of sales	1,000.0	1,355.0	1,293.5	711.3	573.3	1,284.6	1,274.4

Gross profit	214.6	718.9	665.2	275.1	225.4	500.5	493.2

Operating expenses:
Research and development	80.9	69.2	69.2	34.3	16.3	50.6	50.6
Selling and marketing	74.8	100.1	100.1	39.0	24.6	63.6	63.6
General and administrative	130.9	233.4	233.4	89.4	77.3	166.7	166.7
Amortization of goodwill and other intangibles	22.6	16.8	16.8	—	—	—	—
Write-off of acquired in-process research and development	—	26.9	26.9	—	—	—	—
Restructuring and other charges	150.4	4.8	4.8	—	3.7	3.7	3.7

Total operating expenses	459.6	451.2	451.2	162.7	121.9	284.6	284.6

Operating income (loss)	(245.0)	267.7	214.0	112.4	103.5	215.9	208.6
Other income (expenses), net:
Interest expense	(133.5)	(131.2)	(131.2)	(9.1)	(55.9)	(65.0)	(65.0)
Equity in earnings of joint ventures	4.0	4.4	4.4	2.4	1.4	3.8	3.8
Gain on sale of investment in joint venture	3.1	—	—	—	—	—	—

Other income (expenses), net	(126.4)	(126.8)	(126.8)	(6.7)	(54.5)	(61.2)	(61.2)

Income (loss) before income taxes, minority interest, extraordinary loss and cumulative effect of accounting change	(371.4)	140.9	87.2	105.7	49.0	154.7	147.4
Minority interests	2.1	(2.2)	(2.2)	(0.9)	(1.1)	(2.0)	(2.0)

Revenues less direct and allocated expenses before taxes	(369.3)	138.7	85.0	$104.8	47.9	$152.7	$145.4

Provision for income taxes	(345.7)	(50.1)	(36.7)	n/a	(18.1)	n/a	n/a

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(715.0)	88.6	48.3	n/a	29.8	n/a	n/a
Extraordinary loss on debt prepayment, net of tax	—	(17.5)	(17.5)	n/a	—	n/a	n/a
Cumulative effect of accounting change, net of tax	(116.4)	—	—	n/a	—	n/a	n/a

Net income (loss)	$(831.4)	$71.1	$30.8	n/a	$29.8	n/a	n/a

     The following table summarizes certain information relating to our operating results as a percentage of net product revenue and has been derived from our audited post-Recapitalization consolidated financial statements and our audited pre-Recapitalization combined statement of revenues less direct and allocated expenses before taxes. The pro forma columns reflect our results as if the previously mentioned change in distributor revenue recognition had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations. The As Reported numbers for the year ended December 31, 1999 represent the combination of pre and post recapitalization amounts. We used net product revenues for this analysis as foundry services are performed for Motorola at cost and are being phased out.

	Post-Recapitalization			Pre-	Post-
				Recapitalization	Recapitalization
	Year ended December 31,

				January 1	August 4	Year ended
		2000		through	through	December 31, 1999
				August 3,	December 31,
	2001	As Reported	Pro Forma	1999	1999	As Reported	Pro Forma

Revenues:
Net product revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Foundry revenues	0.7	3.1	3.3	10.2	9.6	9.9	10.0

Total revenues	100.7	103.1	103.3	110.2	109.6	109.9	110.0
Cost of sales	82.9	67.4	68.2	79.5	78.7	79.1	79.3

Gross profit	17.8	35.7	35.1	30.7	30.9	30.8	30.7

Operating expenses:
Research and development	6.7	3.5	3.6	3.8	2.2	3.1	3.1
Selling and marketing	6.2	5.0	5.3	4.4	3.4	3.9	4.0
General and administrative	10.8	11.6	12.3	10.0	10.6	10.3	10.4
Amortization of goodwill and other intangibles	1.9	0.8	0.9	—	—	—	—
Write-off of acquired in-process research and development	—	1.3	1.4	—	—	—	—
Restructuring and other charges	12.5	0.2	0.3	—	0.5	0.2	0.2

Total operating expenses	38.1	22.4	23.8	18.2	16.7	17.5	17.7

Operating income (loss)	(20.3)	13.3	11.3	12.5	14.2	13.3	13.0
Other income (expenses), net:
Interest expense	(11.1)	(6.5)	(6.9)	(1.0)	(7.7)	(4.0)	(4.0)
Equity in earnings of joint ventures	0.3	0.2	0.2	0.3	0.2	0.2	0.2
Gain on sale of investment in joint venture	0.3	—	—	—	—	—	—

Other income (expenses), net	(10.5)	(6.3)	(6.7)	(0.7)	(7.5)	(3.8)	(3.8)

Income (loss) before income taxes, minority interest, extraordinary loss and cumulative effect of accounting change	(30.8)	7.0	4.6	11.8	6.7	9.5	9.2
Minority interests	0.2	(0.1)	(0.1)	(0.1)	(0.2)	(0.1)	(0.2)

Revenues less direct and allocated expenses before taxes	(30.6)	6.9	4.5	11.7%	6.5	9.4%	9.0%

Provision for income taxes	(28.7)	(2.5)	(2.0)	n/a	(2.4)	n/a	n/a

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(59.3)	4.4	2.5	n/a	4.1	n/a	n/a
Extraordinary loss on debt prepayment, net of tax	—	(0.9)	(0.9)	n/a	—	n/a	n/a
Cumulative effect of accounting change, net of tax	(9.6)	—	—	n/a	—	n/a	n/a

Net income (loss)	(68.9)%	3.5%	1.6%	n/a	4.1%	n/a	n/a

Year Ended December 31, 2001 Compared to Pro Forma Year Ended December 31, 2000

      Net product revenues. Net product revenues decreased $690.6 million, or 36.4%, to $1,206.4 million in 2001 from $1,897.0 million in 2000. The decrease occurred in all of our major product families. Approximately 65% of this decrease was due to reduced volume with the remainder due to reductions in selling prices, partially offset by increases due to changes in our product mix. Net revenues for standard components, which accounted for 47.7% of net product revenues in 2001, decreased 35.5% compared to 2000. Net revenues for power management and standard analog, which accounted for 30.3% of net product revenues in 2001, decreased 26.5% compared to 2000. Net revenues from high frequency clock and data management products, which accounted for 9.8% of net product revenues in 2001 decreased 60.0% from 2000. Net revenue from MOS power devices, which accounted for 12.2% of net product revenues in 2001 decreased 30.8% compared to 2000.

      As previously discussed, beginning in the last quarter of 2000 and continuing into 2001, we experienced slowing demand and pricing pressures for our products as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. These factors effected all lines of our business. During the third and fourth quarters of 2001, market demand began to show signs of stabilization as customer orders across all product families were up from the second quarter of 2001 and the book-to-bill ratio was greater than one for the first time all year. However, given the poor economy that is expected to continue in the near term, we anticipate first quarter 2002 revenues to be flat to slightly down compared to the fourth quarter of 2001.

      Approximately 40%, 38% and 22% of our net product revenues in 2001 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 46%, 33% and 21%, respectively, in 2000.

      Foundry revenues. Foundry revenues decreased $53.5 million, or 86.7%, to $8.2 million in 2001 from $61.7 million in 2000. Foundry revenues result from agreements made with Motorola during our separation and we expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer customers, and those product revenues are different from, and are not included in foundry revenues.

      Cost of sales. Cost of sales decreased $293.5 million, or 22.7%, to $1,000.0 million in 2001 from $1,293.5 million in 2000, as a result of decreased sales volume. Cost of sales as a percentage of product revenues increased to 82.9% in 2001 from 68.2% in 2000 due to lower factory utilization coupled with increased provisions for excess and obsolete inventory, partially offset by cost savings resulting from our restructuring program. The restructuring program includes the implementation of ongoing cost-saving initiatives to rationalize our product portfolio, close plants and relocate or outsource related operations to take advantage of lower-cost labor markets and make our manufacturing processes more efficient as described below in “Restructuring and Other Charges.” We expect these cost reductions will have a positive impact on our gross margin as a percentage of net product revenues.

      Gross profit. Gross profit (computed as total revenues less cost of sales) decreased $450.6 million, or 67.7%, to $214.6 million in 2001 from $665.2 million in 2000. As a percentage of total revenues, gross margin declined to 17.7% in 2001 from 34.0% in 2000. The decline in gross margin was primarily due to lower factory utilization resulting from lower customer demand, lower selling prices, and a change in mix towards lower margin devices, partially offset by cost restructuring initiatives. Although there can be no assurance, we believe full implementation of the restructuring program discussed below will have a positive impact on our gross margins.

     Operating expenses

      Research and development. Research and development costs increased $11.7 million, or 16.9%, to $80.9 million in 2001 from $69.2 million in 2000. As a percentage of net product revenues, research and development costs increased to 6.7% in 2001 from 3.6% in 2000 because of decreased revenues accompanied by increased spending on new product development. We are committed to increase our spending on new product development in order to stay competitive in our markets. The primary emphasis of our new product development is in the expected high-growth market applications of power management and standard analog and high frequency clock and data management solutions, with 80% of our overall research and development investment targeted in these areas. During 2001, we introduced 344 new products. Our long-term target for research and development expenditures is 5-6% of revenues.

      Selling and marketing. Selling and marketing expenses decreased by $25.3 million, or 25.3%, to $74.8 million in 2001 from $100.1 million in 2000 as a result of our restructuring program. However, as a percentage of net product revenues, these costs increased to 6.2% in 2001 from 5.3% in 2000 as a result of decreased net product revenues which were only partially offset by cost savings resulting from our restructuring actions. These actions included the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry function to lower cost locations.

      General and administrative. General and administrative expenses decreased by $102.5 million, or 43.9% to $130.9 million in 2001 from $233.4 million in 2000, as a result of cost reduction actions from our restructuring program and lower discretionary spending. The major reductions were associated with workforce reductions, elimination of the regional infrastructure, corporate structure simplification, elimination of bonuses, and lower use of consultants. As a percentage of net product revenues, these costs decreased to 10.8% in 2001 from 12.3% in 2000.

      Write-off of acquired in-process research and development. In 2000, we incurred a $26.9 million charge for the write-off of acquired in-process research and development resulting from the Cherry acquisition. No such charges were incurred in 2001.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $22.6 million in 2001 compared to $16.8 million in 2000. The amortization relates to the intangible assets that were acquired with Cherry in the second quarter of 2000, including amounts related to developed technology, assembled workforce and goodwill. In 2001 we had a full year of related amortization expenses as compared to only nine months of amortization in 2000. As discussed in Note 3 “Significant Accounting Policies” to the Notes to the Consolidated Financial Statements, we will be required to adopt new accounting standards relating to goodwill and intangible assets effective January 1, 2002.

      Restructuring and other charges. During 2001, we recorded charges of $146.6 million to cover costs associated with our worldwide restructuring program. The charges relate to the consolidation of selling and administrative functions in the U.S. and Europe, phasing out manufacturing operations at our Guadalajara, Mexico facility, transferring certain manufacturing activities performed at our Aizu, Japan and Seremban, Malaysia facilities to other facilities we own or to third party contractors and consolidation of other operations. The charges included $80.4 million to cover employee separation costs associated with the termination of approximately 4,350 employees, asset impairments of $56.2 million and $10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.3 million of non-cash charges associated primarily with the acceleration of vesting of stock options for terminated employees and $7.4 million for additional pension charges related to terminated employees. As of December 31, 2001, the remaining liability relating to this restructuring was $19.8 million. As of December 31, 2001, approximately 3,500 employees have been terminated under this restructuring plan.

      In March 2001, we recorded a $3.8 million charge to cover costs associated with the separation of one of our executive officers. In connection with the separation, we paid the former executive officer $1.9 million. In addition, we agreed to accelerate the vesting of his remaining stock options and to allow such options to remain exercisable for the remainder of their ten-year term. We recorded a non-cash charge of $1.9 million related to the modification of these options.

      During 2000, we recorded a $5.6 million charge to cover costs associated with a restructuring program at our manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $2.4 million for asset impairments that were charged directly against the related assets. In September 2000, we completed our evaluation of costs to be incurred and released $0.8 million of the reserve for employee separation costs to income. As of December 31, 2001, there was no remaining liability relating to the 2000 restructuring program.

      A summary of activity in our restructuring reserves during 2001 is as follows (in millions):

	Balance			Balance
	as of			as of
	Dec. 31,		Amounts	Dec. 31,
	2000	Provision	used	2001

Facility closure and other exit costs	$—	$10.0	$—	$10.0
Employee separations	0.7	71.7	(62.6)	9.8

Total restructuring	$0.7	$81.7	$(62.6)	$19.8

      We continue to evaluate opportunities to bring our cost structure in line with our estimated results. We are in the process of implementing another restructuring plan in the first half of 2002, which includes a reduction of personnel and closure of certain additional facilities. We have not estimated the total restructuring charge at this time, but anticipate it will include employee separation costs, other exit costs and asset impairment charges.

      Operating income (loss). Operating income (loss) decreased $459.0 million, or 214.5%, to a $245.0 million loss in 2001 from operating income of $214.0 million in 2000. This decreased was due to decreased gross profits resulting from reduced product revenues, lower factory utilization and inventory charges, increased research and development costs, increased amortization of goodwill and other intangibles and restructuring and other charges offset by reduced selling, marketing and general and administrative costs resulting from our restructuring actions and the lack of the acquired in-process research and development write-off which occurred in 2000. We expect that full implementation of our restructuring program, which is expected to be completed by the end of 2002, will ultimately generate annualized costs savings of approximately $300 million. As of December 31, 2001, we have initiated actions to realize approximately $200 million of annualized costs savings.

      Interest expense. Interest expense increased $2.3 million, or 1.8% to $133.5 million in 2001 from $131.2 million in 2000. The increase was due to interest related to the $125.0 million drawn on our revolving line of credit in May 2001 and as well as increased interest rates related to the amendments to our senior bank facilities (See “Liquidity and Capital Resources” below and Note 9 “Long-term Debt” of Notes to Consolidated Financial Statements included elsewhere in this report). Our interest expense on an annual basis is expected to increase by approximately $36.1 million due to these amendments. The increase in interest expense was partially offset by the redemption of a portion of the senior subordinated notes and prepayment of a portion of the loans outstanding under the senior bank facilities with the proceeds from our IPO during 2000.

      Equity in earnings of joint ventures. Equity in earnings from joint ventures decreased $0.4 million to $4.0 million in 2001 from $4.4 million in 2000, due primarily to the sale of our interest in our Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”) joint venture effective December 31, 2000, offset by an increase in earnings from our Leshan joint venture.

      Gain on sale of investment in joint venture. We had a 50% interest in SMP. As a part of the joint venture agreement, our joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase our interest in SMP between January 2001 and July 2002. In February 2001, Philips exercised its purchase right, acquiring our 50% interest in SMP effective December 31, 2000. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million.

      Minority interests. Minority interests represent the portion of the net income (loss) of our two majority-owned Czech subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements. Minority interests decreased $4.3 million to $2.1 million of income in 2001 compared to $2.2 million of expense in 2000 due to losses experienced by these subsidiaries.

      Provision for income taxes. The provision for income taxes increased in 2001 to $345.7 million from $50.1 million in 2000. During the fourth quarter of 2001, we recorded a $366.8 million income tax charge to establish a valuation allowance for the portion of our deferred tax assets for which it is more likely than not that the related benefits will not be realized. When coupled with the tax benefits relating to the 2001 operating loss which were not recognized during the year, our valuation allowance totaled $450.6 million at December 31, 2001. We established the valuation allowance based upon management’s analysis of the information available which included, among other things, the operating loss experienced during the year as well as uncertainties surrounding the timing of the recovery in economic conditions both generally as well as with the semiconductor industry. Our 2001 effective tax rate, after valuation allowance, is 93.1% as compared to 35.6% in 2000. (See Note 10 “Income Taxes” of Notes to Consolidated Financial Statements elsewhere in this report.)

Pro Forma Year Ended December 31, 2000 Compared to Pro Forma Year Ended December 31, 1999

      Net product revenues. Net product revenues increased $290.3 million, or 18.1%, to $1,897.0 million in 2000 from $1,606.7 million in 1999. Unit volume increased by 33.8% in 2000 compared to 1999, while the average selling price for our products decreased by 6.5%, primarily as a result of increased sales in our micropackaged products that had lower average selling prices as compared to our other products. Net revenues for high frequency clock and data management products, which accounted for 15.6% of net product revenues in 2000, increased 44.0% compared to 1999 as a result of a strong increase in demand for these products. Net revenues for power management and analog products, which accounted for 26.2% of net product revenues in 2000, increased 52.0% compared to 1999 as a result of the Cherry acquisition and increased demand in the power management market. Net revenues for standard component products, which accounted for 47.0% of net product revenues for 2000, increased 3.3% compared to 1999. Net revenues for MOS power products, which accounted for 11.2% of net product revenues in 2000, increased 1.0% compared to 1999. Other product families, including thyristors, TMOS, and standard logic also experienced revenue growth due to increases in demand. Approximately 46%, 33% and 21% of our net product revenues were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, in both 2000 and 1999.

      Foundry revenues. Foundry revenues decreased $99.2 million, or 61.7%, to $61.7 million in 2000 from $160.9 million in 1999. These foundry revenues are a result of agreements made with Motorola in connection with our Recapitalization. We expect that these revenues will continue to decline in the future as the separation from Motorola progresses. Motorola continues to be one of our largest original equipment manufacturer customers, and those product revenues are different from, and not included with, the aforementioned foundry revenues.

      Cost of sales. Cost of sales increased $19.1 million, or 1.5%, to $1,293.5 million in 2000 from $1,274.4 million in 1999, primarily as a result of increased sales volume, partially offset by cost reductions from our restructuring programs. These programs included the implementation of ongoing cost-saving initiatives to rationalize our product portfolio, close plants and relocate or outsource related operations to take advantage of lower-cost labor markets and make our manufacturing processes more efficient as described below in “Restructuring and other charges”. We expect these cost reductions will continue to have a positive impact on our gross margin as a percentage of net product revenues.

      Gross profit. Gross profit (computed as total revenues less cost of sales) increased $172.0 million, or 34.9%, to $665.2 million in 2000 from $493.2 million in 1999. As a percentage of total revenues, gross margin improved to 34.0% in 2000 from 27.9% in 1999. The improvement in gross profit resulted mainly from reductions in costs from our restructuring programs, increased sales volume and a shift in product mix toward higher margin products, including high performance logic and analog families.

     Operating expenses

      Research and development. Research and development costs increased $18.6 million, or 36.8%, to $69.2 million in 2000 from $50.6 million in 1999, primarily as a result of the Cherry acquisition and planned increased investments in research and development, offset by the elimination of corporate allocations from Motorola incurred in 1999 prior to our Recapitalization, which totaled $13.3 million. Research and development costs that we incurred directly (excluding the corporate allocations from Motorola in 1999) increased $31.9 million or 86% from 1999 to 2000. As a percentage of net product revenues, research and development costs increased to 3.6% in 2000 from 3.1% in 1999. During 2000, we introduced 422 new products.

      Selling and marketing. Selling and marketing expenses increased by $36.5 million, or 57.4%, to $100.1 million in 2000 from $63.6 million in 1999. The increase in selling and marketing expenses was attributable to the Cherry acquisition and increased branding and marketing costs associated with establishing the ON Semiconductor trade name. As a percentage of net product revenues, these costs increased to 5.3% in 2000 from 4.0% in 1999.

      General and administrative. General and administrative expenses increased by $66.7 million, or 40.0% to $233.4 million in 2000 from $166.7 million in 1999, as a result of the Cherry acquisition, costs incurred to establish corporate functions, costs resulting from our separation from Motorola, higher performance bonuses in 2000 and increases in professional services. As a percentage of net product revenues, these costs increased to 12.3% in 2000 from 10.4% in 1999.

      Write-off of acquired in-process research and development. In 2000, we incurred a $26.9 million charge for the write-off of acquired in-process research and development resulting from the Cherry acquisition. No such charges were incurred in 1999.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $16.8 million in 2000 due to the intangible assets that were acquired with Cherry, including amounts related to developed technology, assembled workforce and goodwill. No such amortization expense was incurred in 1999.

      Restructuring and other charges. In March 2000, we recorded a $4.8 million charge to cover costs associated with a restructuring program at our manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $1.6 million for equipment write-downs that were charged directly against the related assets.

      In September 2000, we completed a detailed evaluation of the costs to be incurred to complete the March 2000 restructuring program. Based on this evaluation, we released $0.8 million of the remaining restructuring reserve for employee separation costs to income as a credit to restructuring and other charges in the consolidated statement of operations and comprehensive income. Also in conjunction with this evaluation, we recorded an additional charge of $0.8 million for asset impairments that was charged directly against the related assets.

      In December 1999, we recorded a restructuring charge of $11.1 million, including $3.5 million to cover separation costs relating to approximately 150 employees at a manufacturing facility in Mesa, Arizona that was closed in December 1999, as well as a charge of $7.6 million to cover equipment write-downs at that facility and other non-cash business exit costs that were charged directly against the related assets.

      A summary of activity in our restructuring reserves during 2000 is as follows (in millions):

	Balance				Balance
	as of				as of
	December 31,		Amounts	Reserve	December 31,
	1999	Provision	Used	Released	2000

Consolidation of manufacturing operations	$6.0	$—	$(6.0)	$—	$—
Employee separations	3.5	3.2	(5.2)	(0.8)	0.7

Total	$9.5	$3.2	$(11.2)	$(0.8)	$0.7

      Operating income. Operating income increased $5.4 million, or 2.6%, to $214.0 million in 2000 from $208.6 million in 1999. This increase was due to increased net product revenues, an improved product mix towards higher-margin products and cost reductions from our prior period restructuring programs, offset by increased investment in research and development, increased costs associated with our separation from Motorola and the amortization of goodwill and other intangibles. Cost reductions resulting from our prior period restructuring programs relate to the consolidation of manufacturing operations and the relocation or outsourcing of related operations to take advantage of lower-cost labor markets and make our manufacturing processes more efficient.

      Interest expense. Interest expense increased $66.2 million, or 101.8% to $131.2 million in 2000 from $65.0 million in 1999, due to borrowings under our senior bank facilities and the issuance of our senior subordinated notes and our junior subordinated note in order to finance our Recapitalization. A portion of the interest expense for 1999 was an allocation we received from Motorola for the portion of the year prior to our Recapitalization.

      Equity in earnings of joint ventures. Equity in earnings from joint ventures increased $0.6 million to $4.4 million in 2000 from $3.8 million in 1999, due primarily to increased capacity and manufacturing efficiencies in our Chinese joint venture and improved capacity utilization in both our Chinese and Malaysian joint ventures.

      Minority interests. Minority interests, which represent the portion of net income of two Czech subsidiaries attributable to the minority owners of each subsidiary, increased to $2.2 million in 2000 from $2.0 million in 1999 due to increased net income from the subsidiaries, offset by our acquisition of a portion of the minority interests in the fourth quarter of 2000, which reduced the effective ownership of the minority shareholders.

      Provision for income taxes. Provision for income taxes increased $32.0 million, or 176.8% to $50.1 million in 2000 from $18.1 million in 1999. A provision for taxes was not made for periods prior to our Recapitalization. Our effective tax rate decreased to 35.6% in 2000 as compared to 37.0% from our post-Recapitalization period for 1999 primarily due to increased research and foreign tax credits.

      Extraordinary loss on debt prepayment. In May 2000, we used a portion of the proceeds from our IPO to redeem a portion of our senior subordinated notes and prepay a portion of the loans outstanding under our senior bank facilities. In connection with this debt prepayment, we incurred an extraordinary loss of $29.2 million ($17.5 million, or $0.11 per share, net of income taxes) related to prepayment penalties and redemption premiums as well as the write-off of capitalized debt issuance costs.

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

      Sources of Cash. We require cash to fund our operating expenses, including working capital requirements and outlays for research and development, to make capital expenditures, strategic acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and equity issuances. In the near term, until we have additional borrowing capacity under our existing banking facilities and can incur additional debt without violation of our existing covenants, we expect to fund our primary cash requirements through cash and cash equivalents on hand and cash generated from operations.

      We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for our products resulting from the recent economic slowdown and actions taken by our customers to manage their inventories in line with incoming business, the underutilization of our manufacturing capacity, our ability to achieve significant reductions in operating expenses, the impact of our restructuring program on our productivity, and our ability to make the substantial research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the capital markets or our operational flexibility, including interest rate fluctuations, our ability to maintain compliance with financial covenants and ratios under our existing credit facilities, and other limitations imposed by the covenants under our credit facilities or arising from our substantial leverage that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise.

      Historically, our revenues have also been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, over the past three years, various events have disrupted this pattern. In 1998, third quarter revenues declined, primarily as a result of the Asian economic crisis. In 1999, third and fourth quarter revenues increased due to the continuing recovery in the semiconductor market. In the fourth quarter of 2000 and throughout 2001, revenues declined due to slowing demand in the semiconductor market and a general economic decline.

      Uses of Cash. During 2001, we incurred a net loss of $831.4 million compared with net income of $71.1 million in 2000. The net loss in 2001 included charges of $366.8 million to establish a valuation allowance for a portion of our deferred tax assets and $150.4 million, including $80.4 million to cover employee separation, for costs associated with restructuring and other costs. The net income for 2000 included after tax charges of $17.5 million relating to debt prepayments and $16.1 million relating to the write-off of in-process research and development costs related to the Cherry acquisition. Additionally, our operating activities utilized $137.3 million in 2001 compared with cash provided by operating activities of $301.3 million in 2000.

      At December 31, 2001, we had $179.8 million in cash and cash equivalents, net working capital of $215.9 million, long-term debt of $1,386.9 million (including $12.4 million due in 2002) and a stockholders’ deficit of $517.4 million. Our long-term debt includes $988.7 million under out senior bank facilities, $260.0 million of senior subordinated notes due 2009, $115.2 million under the junior subordinated note payable to Motorola, $21.9 million under a note payable to a Japanese bank and a capital lease obligation totaling $1.1 million.

      As of December 31, 2001, $11.6 million of our $150 million revolving line of credit was available, reflecting borrowings of $125.0 million and outstanding letters of credit of $13.4 million. However, any future borrowings against the revolving line of credit would be subject to lender approval. Under certain circumstances, the terms of our credit agreements allow us to incur additional indebtedness, although there can be no assurances that we would be able to borrow on terms acceptable to us.

      We used $137.3 million of cash in operating activities during 2001 (compared with cash provided by operating activities of $301.3 million during 2000) primarily as a result of our operating loss of $831.4 million offset by non-cash charges of depreciation and amortization ($165.8 million), change in accounting for distributor revenues ($155.2 million), the valuation allowance for our deferred tax assets ($317.1 million) and write-downs on impairment of property, plant and equipment ($56.2 million). Cash used in operations was also effected by changes in our assets and liabilities including cash generated by a reduction in our receivables ($129.4 million) and inventories ($23.1 million) offset by reductions in payables ($62.8 million) and accrued expenses ($64.5 million).

      We used $89.3 million of cash in investing activities during 2001 (compared with cash used in investment activities of $467.9 million during 2000) primarily for purchase of property, plant and equipment ($117.9 million) offset by the sale of our investment in our SMP joint venture ($20.4 million) and sales of property, plant and equipment ($13.8).

      Financing activities provided $216.7 million during 2001 (compared with cash provided by financing activities of $228.8 million during 2000). The principal sources of net cash from financing activities in 2001 were borrowings on our senior credit facilities of $125.0 million and the net proceeds from the sale of our Series A Cumulative Convertible Redeemable Preferred Stock in the amount of $99.2 million.

      Contractual Obligations. Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, pension obligations and our redeemable preferred stock. The following table summarizes our contractual obligations at December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Amount of commitment by expiration period
		per period
	Total
	Amounts	Less than	2-3	4-5	Over 5
Commercial commitments	Committed	1 year	years	years	years

Standby letter of credit	$13.4	$8.8	$4.6	$—	$—

Total commercial commitments	$13.4	$8.8	$4.6	$—	$—

		Payments due by period

		Less than	2-3	4-5	Over 5
Contractual obligations	Total	1 year	years	years	years

Long-term debt	$1,386.9	$12.4	$32.1	$702.4	$640.0
Operating leases	53.0	24.6	22.8	4.0	1.6
Purchase obligations	114.6	63.9	34.2	16.5	—
Other long-term obligations – pension plan	46.8	14.1	21.1	11.6	—
Redeemable preferred stock (including future dividends)	188.5	—	—	—	188.5

Total contractual cash obligations	$1,789.8	$115.0	$110.2	$734.5	$830.1

      Our long-term debt includes $988.7 million under senior bank facilities, $260.0 million of senior subordinated notes due 2009, $115.2 million under the junior subordinated note payable to Motorola, $21.9 million under a note payable to a Japanese bank and a capital lease obligation totaling $1.1 million.

      As discussed in Note 9 “Long-Term Debt” to the Notes to the Consolidated Financial Statements, we were not in compliance with certain of the covenants contained in the agreement relating to our senior bank facilities as of June 29, 2001. As of August 13, 2001, we received a waiver in respect of such noncompliance at June 29, 2001 and in respect of any future noncompliance with such covenants through December 31, 2002. In connection with such waiver, we have amended our senior bank facilities. The key terms of this amendment are as follows:

•	Minimum interest expense coverage ratio and leverage ratio requirements for periods between January 1, 2003 through December 31, 2005 were reduced, maximum capital expenditure limits were reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 were added;

•	We were required to obtain $100 million through an equity investment from an affiliate of TPG. As described in Note 11 “Redeemable Preferred Stock” of the Notes to the Consolidated Financial Statements elsewhere in this report, we issued 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG on September 7, 2001 resulting in net proceeds to us of $99.2 million;

•	The interest rate spread on outstanding borrowings will increase to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest is required on a monthly basis. Additionally, a supplemental interest charge of 2.0% accrued through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through June 30, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. As a result of these amendments, our interest expense on an annual basis is expected to increase by approximately $36.1 million; and

•	Certain mandatory prepayment provisions contained in the original agreement were revised.

      We were in compliance with the revised covenants outlined above at December 31, 2001, and we believe that, pursuant to our current business plans, we will be able to maintain such compliance. For additional information concerning our senior bank facilities and the security supporting those facilities, see Note 9 “Long Term Debt” in the Notes to Consolidated Financial Statements elsewhere in this report.

      In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

      In addition, we have purchase obligations for capital equipment of approximately $20.0 million, foundry commitments of approximately $28.3 million, mainframe outsourcing in the amount of $12.7 million and other in the amount of $2.9 million in 2002. In 2003-2004, we have foundry commitments of $11.6 million and mainframe outsourcing of $22.6 million and in 2005-2006, we have foundry commitments of $5.6 million and mainframe outsourcing of $10.9 million. Included in foundry are commitments to Motorola in the amount of $22.0 million and $3.0 million in 2002 and 2003, respectively, which is subject to our right of cancellation upon six months written notice.

      Finally, our other long-term commitments consist of estimated payments relating to our pension plans. (See Note 14 “Employee Benefit Plans” in our Notes to Consolidated Financial Statements elsewhere in this report.)

      Our Series A Cumulative Convertible Redeemable Preferred Stock is redeemable at the holder’s option anytime after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities, senior subordinated notes and other documents relating to the Company’s indebtedness. The amount shown in the table above assumes no redemption of the preferred stock or payments of accrued dividends until September 7, 2009.

      Our primary future cash needs, both in the short term and in the long term will focus on debt service, capital spending and working capital. Our liquidity needs may also be supplemented with the proceeds from targeted sales of assets. As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances will be adequate to fund our operating and cash flow needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2002. To the extent that actual results or events differ from our financial projections and business plans our liquidity may be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

      We adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities effective as of January 1, 2001.

      Our interest rate swaps in effect at January 1, 2001 have been designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133 we recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record our interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities, both before income taxes of approximately $2.2 million. We recorded a $12.2 million after-tax charge to accumulated other comprehensive income (loss) during 2001 to adjust our cash flow hedges to fair-value at December 31, 2001.

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

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets,” collectively referred to as the “Standards.” SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 we reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that they be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired; require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and, remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      We will adopt the provisions of SFAS 142 in our first quarter ending March 29, 2002. We are in the process of preparing for our adoption of SFAS 142 and are making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, we expect to reclassify the unamortized balance of assembled workforce relating the Cherry acquisition of $6.8 million into goodwill. We expect that we will no longer record amortization of $10.6 relating to our existing goodwill as adjusted for the assembled workforce reclassification. We will also evaluate the useful lives assigned to our intangible assets.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and in transition, this step must be measured as of beginning of the fiscal year. However, we have six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured at the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative change in accounting principle in the first quarter of 2002. We have not yet determined what effect these impairment test will have on our earnings and financial position.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying valued and depreciated over the assets’ remaining useful life. We will be required to adopt SFAS 143 effective January 1, 2003. We have not yet determined the impact of SFAS 143 on our financial condition or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for us as of January 1, 2002. We do not expect the implementation of SFAS 144 to have a material effect on our results of operations.

TRENDS, RISKS AND UNCERTAINTIES

      This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on management’s current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our recently incurred substantial operating losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand and average selling prices for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of manufacturing capacity, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, restructuring programs and the impact of such programs, control of costs and expenses, inability to reduce manufacturing and selling, general and administrative costs, litigation, risks associated with acquisitions and dispositions, changes in management, risks associated with our substantial leverage and restrictive covenants in our debt instruments (including those relating to the increased cost of servicing our debt and complying with the additional restrictions imposed as a result of the amendment to our senior credit facilities), possible future delisting of our common stock by Nasdaq, risks associated with our international operations and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular the description of trends, risks and uncertainties that is set forth below and similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

      You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

      Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. In the risk factors set forth below, we have generally restated financial information on a pro forma basis for periods prior to 2001 to reflect the change in revenue recognition on sales to distributors.

Trends, Risks and Uncertainties Related to Our Business

We have recently experienced substantial declines in revenues and operating losses, and we may experience additional declines in revenues and operating losses in the future.

      Our total revenues for fiscal 2001 were $1,214.6 million compared to $1,958.7 million in fiscal 2000. This decline was due primarily to reduced demand for our products resulting from the current economic slowdown and actions taken by our customers to manage their inventories in line with incoming business. We incurred a net loss of $831.4 million for fiscal 2001 compared to net income of $30.8 million in fiscal 2000. The current downturn in our business has been most pronounced in our high performance logic product family. Net revenues from high frequency clock and data management products, which accounted for approximately 9.8% of net product revenues in fiscal 2001, decreased 60.0% from $295.9 million in 2000 to $118.5 million in 2001.

      During 2000 and 2001, we implemented a number of cost reduction initiatives. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, work force reductions, salary reductions, temporary shutdowns of facilities with mandatory vacation, and aggressively streamlining our overhead. However, we cannot assure you that actual results of these cost reduction initiatives will, in and of themselves, return us to profitability.

      We expect that reduced end-user demand, underutilization of our manufacturing capacity and other factors will continue to adversely affect our business in the near term and we may experience additional declines in revenue and operating losses in the future. In order to return to profitability, we must successfully implement our business plan, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand in the markets our products address. We cannot assure you that we will be able to return to profitability or that we will be able to sustain our profitability, if achieved.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

      The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past, are currently experiencing a significant downturn and may experience such downturns in the future. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of the industry to fully recover from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations.

      During the 1990s and continuing into 2000, the semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other computing and communications technologies. During 2001, we — like many of our customers and competitors — were adversely affected by a general economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our integrated circuits and standard semiconductors. The terrorist attacks of September 11, 2001 also further depressed economic activity and demand for end-user products. The impact of slowing end-customer demand has been compounded by higher than normal levels of equipment and component inventories among our original equipment manufacturer, subcontractor and distributor customers. We expect that reduced demand for end-user products, underutilization of our manufacturing capacity, changes in our revenue mix and other factors could adversely impact our operating results in the near term.

Our gross margin is dependent on a number of factors, including our level of capacity utilization.

      Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. The decline in product orders and shipments in 2001 has resulted in reduced capacity utilization of our facilities as we have attempted to match production with anticipated customer demand. Our gross margins have declined primarily due to lower factory utilization resulting from lower customer demand, lower selling prices, and a change in product mix towards lower margin devices, partially offset by cost restructuring initiatives. As a percentage of total revenues, gross margin declined to 17.7% for 2001 from 34.0% in 2000. We cannot guarantee that the industry downturn and increased competition in the face of weakening demand will not lead to further price erosion, lower revenues and lower margins for us in the future.

The completion and impact of our restructuring program and cost reductions could adversely affect our business.

      In fiscal 2001, we recorded restructuring and other charges of $150.4 million to cover costs associated with our cost reduction initiatives. These costs were primarily comprised of employee separation costs and asset impairments. The impact of these restructuring actions on our ability to effectively compete are subject to risks and uncertainties. Because our restructuring activities involve many aspects of our business, the cost reductions could adversely impact productivity to an extent we have not anticipated. Even if we fully execute and implement the activities and they generate the anticipated cost savings, there may be other factors that adversely impact our profitability and business.

If we are unable to implement our business strategy, our revenues and profitability may be adversely affected.

      Our future financial performance and success are largely dependent on our ability to implement successfully our business strategy. Our present business strategy includes, without limitation, plans to: (1) continue to execute on our long-range growth plan in power management and standard analog and high frequency clock and data management solutions while appropriately managing short-term demand fluctuations, (2) spend 5% to 6% of our net product revenues on research and development in the future; (3) accelerate our manufacturing and other moves into lower cost regions, such as China and Eastern Europe; and (4) implement measures to reduce operating expenses. We will also consider selective dispositions of assets or businesses as opportunities arise. We cannot assure you that we will successfully implement the business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure you that we will be able to build our position in markets with high growth potential, increase our sales, increase our manufacturing efficiency, optimize our manufacturing capacity, lower our production and operating expenses, or make strategic acquisitions, alliances and dispositions.

      Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications we are developing and on our ability to produce our products profitably. Each of these factors depends on our ability, among other things, to finance our operating and product development activities, maintain high quality and efficient manufacturing operations, relocate and close manufacturing facilities and reduce operating expenses as part of our ongoing cost restructuring with minimal disruption to our operations, access quality raw materials and contract manufacturing services in a cost-effective and timely manner, protect our intellectual property portfolio and attract and retain highly-skilled technical, managerial, marketing and finance personnel. Several of these and other factors that could affect our ability to implement our business strategy, such as risks associated with international operations, increased competition, legal developments and general economic conditions, are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

Terrorist attacks, such as the attacks that occurred in New York and Washington D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

      On September 11, 2001 the United States was the target of terrorist attacks of unprecedented scope. These attacks may lead to armed hostilities or further acts of terrorism and civil disturbance in the United States or elsewhere. The terrorist attacks caused instability in the global financial markets, and contributed to downward pressure on stock prices of United States publicly traded companies, such as ours. Future terrorist attacks or armed conflict could result in greater economic instability and further depress stock prices, including the price of our common stock.

      The September 11 attacks disrupted the global insurance and reinsurance industries, and we may experience delays in renewing some insurance policies and may not be able to obtain insurance at historical levels on all of our facilities. Future terrorist attacks or armed hostilities could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such attacks and hostilities could directly impact our physical facilities or those of our joint ventures, suppliers or customers, both in the United States and elsewhere. Our primary facilities are located in the United States, Malaysia, the Philippines, Japan, the Czech Republic and Slovakia. In connection with our joint venture, we also have facilities in China. In addition, the threat of additional acts of terrorism may make transportation of our supplies and products more difficult or cost prohibitive. Any impairment of our financial performance as a result of terrorist attacks or armed conflict could increase the risk of noncompliance with the financial covenants in our principal credit agreement resulting in events of default and the possible acceleration of our indebtedness.

      Due to the broad and uncertain effects that the September 11 attacks have had on financial and economic markets generally, we cannot provide any reliable measure of the impact that the September 11 attacks have had on our recent financial performance or any estimate as to how these attacks might affect our future results.

The agreements governing our indebtedness contain restrictive covenants that limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

      Our principal credit facility and other debt instruments contain various provisions that limit our management’s discretion in the operation of our business by restricting our ability to:

•	incur additional indebtedness;

•	pay dividends and make other distributions;

•	prepay subordinated debt;

•	make restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	make capital expenditures in excess of certain limitations;

•	sell and otherwise dispose of assets; and

•	enter into transactions with affiliates.

      These restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest.

      In addition, the covenants under our principal credit agreement require us to maintain specified financial ratios. As a result of our recent financial performance, at June 29, 2001 we were not in compliance with covenants under our principal credit agreement requiring the maintenance of minimum interest expense and leverage coverage ratios. We negotiated a waiver in respect of our noncompliance with these covenants, and in respect of any future noncompliance with these covenants through December 31, 2002. In connection with the waiver, we amended our principal credit agreement. Under these amendments, minimum interest expense coverage ratio and leverage ratio requirements for periods between January 31, 2003 through December 31, 2005 were reduced, maximum capital expenditure limits were reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 were added. Our ability to maintain the minimum EBITDA levels and minimum cash and cash equivalent balance through December 31, 2002 and to comply with the financial covenants under our amended credit facility thereafter, is dependent on many factors, some of which are beyond our control.

      If we are unable to comply with any of the provisions of our debt instruments, we will be in default, which could cause cross-defaults under other loans or agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If we were required to obtain waivers of defaults, we may incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance the debt.

Our substantial leverage could adversely affect our ability to operate our business.

      We are highly leveraged and have significant debt service obligations. As of December 31, 2001, we had total long-term indebtedness of $1,386.9 million (including current maturities, but excluding unused commitments) and interest expense of $133.5 million for the year ended December 31, 2001. We may incur additional debt in the future. Our substantial indebtedness could have important consequences to you, including the risks that:

•	we will be required to use a substantial portion of our cash flow from operations to meet our debt service requirements, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts and strategic acquisitions;

•	our interest expense could increase if interest rates in general increase because a substantial portion of our debt will bear interest rates based on market rates;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the semiconductor industry;

•	our debt covenants may restrict us from raising additional financing on satisfactory terms; and

•	our substantial leverage could place us at a competitive disadvantage compared to our competitors who have less debt.

      As a condition to the recent modifications to the covenants under our principal credit agreement, we agreed to specified increases in the interest rates on our outstanding borrowings and the imposition of supplemental interest charges. As a result, our interest rate expense on an annual basis is expected to increase by approximately $36.1 million.

We may require additional capital in the future, and additional funds may not be available on terms acceptable to us.

      We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from our operations, will be sufficient to meet our planned capital needs. However, it is possible that we may need to raise additional capital to fund our future activities or to consummate acquisitions of other businesses, products or technologies. Subject to the restrictions contained in our senior credit facilities, we may be able to raise these funds by selling securities to the public or selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets, or otherwise impair our ability to remain competitive. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentage of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, privileges or preferences senior to those of our common stock.

We may be unable to make the substantial research and development investments required to remain competitive in our business.

      The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. We are committed to increase our spending on new product development in order to stay competitive in our markets although we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive. The primary emphasis of our new product development is in the expected high-growth market applications of power management and standard analog and high frequency clock and data management solutions, with 80% of our overall research and development investment targeted in these areas. During 2001, we introduced 344 new products. Our long-term target for research and development expenditures is 5-6% of revenues.

Uncertainties involving the ordering and shipment of, and payment for, our products could adversely affect our business.

      Our sales are typically made pursuant to individual purchase orders and we generally do not have long term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to original equipment manufacturers indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

      During 2001, the markets in which our customers operate have been characterized by a dramatic decline in end-user demand and continued high levels of channel inventories, which have reduced visibility of future demand for our products and may, in some cases, lead to delays or defaults in payments for our products. We expect these and other factors to continue to affect our revenues in the near term.

Fluctuations in our quarterly operating results may cause our stock price to decline.

      Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large portion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could negatively affect our operating results in any given quarter. Factors that could affect our quarterly operating results include:

•	the timing and size of orders from our customers, including cancellations and reschedulings;

•	the timing of introduction of new products;

•	the gain or loss of significant customers, including as a result of industry consolidation;

•	seasonality in some of our target markets;

•	changes in the mix of products we sell;

•	changes in demand by the end-users of our customers’ products;

•	market acceptance of our current and future products;

•	variability of our customers’ product life cycles;

•	changes in manufacturing yields or other factors affecting the cost of goods sold, such as the cost and availability of raw materials and the extent of utilization of manufacturing capacity;

•	changes in the prices of our products, which can be affected by the level of our customers’ and end-users’ demand, technological change, product obsolescence, competition, or other factors;

•	cancellations, changes or delays of deliveries to us by our third-party manufacturers, including as a result of the availability of manufacturing capacity and the proposed terms of manufacturing arrangements;

•	our liquidity and access to capital; and

•	our research and development activities and the funding thereof.

An inability to introduce new products could adversely affect us, and changing technologies or consumption patterns could reduce the demand for our products.

      Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end-users of semiconductors. As these industries evolve and introduce new products, our success will depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for our own new products and technologies.

      We cannot assure you that we will be able to identify changes in the product markets and requirements of our customers and end-users and adapt to such changes in a timely and cost-effective manner. Nor can we assure you that products or technologies that may be developed in the future by our competitors and others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies or consumption patterns in our existing product markets or the product markets of our customers or end-users could have a material adverse effect on our business or prospects.

Competition in our industry could prevent us from maintaining our level of revenues and from raising prices to reflect increases in costs.

      The semiconductor industry, particularly the market for semiconductor components, is highly competitive. As a result of the recent economic downturn, competition in the markets in which we operate has intensified as manufacturers of semiconductor components have offered reduced prices in order to combat production overcapacity and high inventory levels. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future. The semiconductor components industry has also been undergoing significant restructuring and consolidations that could adversely affect our competitiveness.

      Many of our competitors may have certain advantages over us, including:

•	substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products;

•	longer independent operating histories and presence in key markets; and

•	greater name recognition.

      Because our components are often building block semiconductors that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, application-specific integrated circuits and fully customized integrated circuits, as well as customers who develop their own integrated circuit products.

      We compete in different product lines to various degrees on the basis of price, quality, technical performance, product features, product system compatibility, customized design, strategic relationships with customers, new product innovation, availability, delivery timing and reliability and customer sales and technical support. Gross margins in the industry vary by geographic region depending on local demand for the products in which semiconductors are used, such as personal computers, industrial and telecommunications equipment, consumer electronics and automotive goods. Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends.

Unless we maintain manufacturing efficiency and avoid manufacturing difficulties, our future profitability could be adversely affected.

      Manufacturing semiconductor components involves highly complex processes that require advanced equipment. We and our competitors continuously modify these processes in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

      From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities or in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot assure you that we will not experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

We must incur significant capital expenditures for manufacturing technology and equipment to remain competitive.

      Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment. We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume.

      We cannot assure you that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment. In addition, our principal credit agreement limits the amount of our capital expenditures.

If we were to lose one of our large customers, our revenues and profitability could be adversely affected.

      Product sales to our ten largest customers accounted in the aggregate for approximately 45% and 52% of our net product revenues in 2001 and 2000, respectively. Many of our customers operate in cyclical industries, and in the past we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects.

The loss of our sources of raw materials or manufacturing services, or increases in the prices of such goods or services, could adversely affect our operations and productivity.

      Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of our raw materials increase significantly or their quality deteriorates. Our manufacturing processes rely on many raw materials, including silicon wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Generally, our agreements with suppliers impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that our current supplies of raw materials are adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

      In addition, for some of our products, such as our new Silicon Germanium (SiGe) technology, we are dependent upon a limited number of highly specialized suppliers for required components and materials. The number of qualified alternative suppliers for these kinds of technologies is extremely limited. We cannot assure you that we will not lose our suppliers for these key technologies or that our suppliers will be able to meet performance and quality specifications or delivery schedules. Disruption or termination of our limited supply sources for these components and materials could delay our shipments of products utilizing these technologies and damage relationships with current and prospective customers.

      We also use third-party contractors for manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. These contract manufacturers, including Motorola, AIT, ASE and Phenitec, accounted for approximately 38% and 48% of our cost of sales in 2001 and 2000, respectively. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship. Our operations could be adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect.

      In the case of Motorola, we agreed to continue providing manufacturing services to each other (including Motorola’s manufacturing of our emitter-coupled logic products) for limited periods of time following our recapitalization. Under our agreements with Motorola, the price of these services are fixed at levels that are intended to approximate each party’s cost of providing the services. Subject to our right to cancel upon six months’ written notice, we have minimum commitments to purchase manufacturing services from Motorola, as of December 31, 2001, of approximately $22 million and $3 million in fiscal years 2002 and 2003, respectively, and have no purchase obligations thereafter. We could be adversely affected if we are unable to relocate these manufacturing operations to our own facilities or to other third-party manufacturers on cost-effective terms or make other satisfactory arrangements prior to the time when these agreements expire.

Acquisitions and strategic alliances may harm our operating results, cause us to incur debt or assume contingent liabilities or dilute our stockholders.

      We may in the future acquire and form strategic alliances relating to other businesses, products and technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, we may issue equity securities to pay for any future acquisitions or alliances, which could be dilutive to our existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.

      Approximately 40%, 38% and 22% of our net product revenues in fiscal 2001 were derived from sales, directly or through distributors or electronic manufacturing service providers, to end-users in the Americas, the Asia/ Pacific region and Europe (including the Middle East), respectively. We maintain significant operations in Seremban, Malaysia; Carmona, the Philippines; Aizu, Japan; Leshan, China; Roznov, the Czech Republic; and Piestany, the Slovak Republic. In addition, we rely on a number of contract manufacturers (primarily for assembly and testing) whose operations are primarily located in the Asia/ Pacific region.

      We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

      Our activities outside the United States are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. While our sales are primarily denominated in U.S. dollars, worldwide semiconductor pricing is influenced by currency rate fluctuations.

If we fail to attract and retain highly-skilled personnel, our results of operations and competitive position could deteriorate.

      Our success depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and finance personnel. The market for personnel with such qualifications is highly competitive. For example, analog component designers are difficult to attract and retain, and the failure to attract and retain analog component designers could compromise our ability to keep pace with our competitors in the market for analog components. We have not entered into employment agreements with all of our key personnel. As employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting. Recently, our stock price has declined substantially, reducing the effectiveness of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

We use a significant amount of intellectual property in our business. Some of that intellectual property is currently subject to disputes with third parties, and litigation could arise in the future. If we are unable to protect the intellectual property we use, our business could be adversely affected.

      We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies. Some of our products and technologies are not covered by any patents or pending patent applications, and we cannot assure you that:

•	any of the substantial number of U.S. and foreign patents and pending patent applications that we employ in our business, including those that Motorola assigned, licensed or sublicensed to us in connection with our Recapitalization, will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others;

•	the license rights granted by Motorola in connection with our Recapitalization will provide competitive advantages to us;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	any of the trademarks, copyrights, trade secrets, know-how or mask works that Motorola has assigned, licensed or sublicensed to us in connection with our Recapitalization will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others; or

•	any of our pending or future trademark, copyright, or mask work applications will be issued or have the coverage originally sought.

      In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in the United States and in foreign countries.

      Also, we may from time to time in the future be notified of claims that we may be infringing third-party patents or other intellectual property rights. Motorola has agreed to indemnify us for a limited period of time with respect to some claims that our activities infringe on the intellectual property rights of others. If necessary or desirable, we may seek licenses under such patents or intellectual property rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring the technologies. Litigation could cause us to incur significant expense, by adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may be required to:

•	pay substantial damages;

•	cease the manufacture, use, sale or importation of infringing products;

•	expend significant resources to develop or acquire non-infringing technologies;

•	discontinue the use of processes; or

•	obtain licenses to the infringing technologies.

      We cannot assure you that we would be successful in any such development or acquisition or that any such licenses would be available to us on reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources.

      We will also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that persons or institutions will not assert rights to intellectual property arising out of our research.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse affect on our results of operations and financial condition.

      Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. Our operations are also subject to laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous substances. Motorola has agreed to indemnify us for environmental and health and safety liabilities related to the conduct or operations of our business or Motorola’s ownership, occupancy or use of real property occurring prior to the closing of our recapitalization transaction. We also have purchased environmental insurance. However, we cannot assure you that such indemnification arrangements and insurance policy will cover all material environmental costs relating to pre-closing matters and subsequent matters, respectively. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities related to events or activities occurring after our Recapitalization.

      We believe that the future cost of compliance with existing environmental and health and safety laws and regulations, and any liability for currently known environmental conditions, will not have a material adverse effect on our business or prospects. However, we cannot predict:

•	changes in environmental or health and safety laws or regulations;

•	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;

•	our ability to enforce and collect under indemnity agreements and insurance policies relating to environmental liabilities; or

•	the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions.

We are party to securities class action litigation which may be costly to defend and the outcome of which is uncertain.

      In July 2001, three stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and current directors and various investment banking firms who acted as underwriters in connection with our initial public offering in April 2000. The class action lawsuits generally allege that our offering documents failed to disclose (i) certain underwriting fees and commissions and (ii) underwriter tie-ins and other arrangements with certain customers of the underwriters that impacted the price of our common stock in the after-market. The plaintiffs are seeking rescission of their alleged purchases of our common stock as well as unspecified damages.

      We can provide no assurance as to the outcome of this securities litigation. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities litigation will not be filed against us in the future.

Risks and Uncertainties Related To Our Common Stock

If our shares are delisted, you might not be able to sell your investment in our company.

      Our common stock is listed on the Nasdaq National Market System. To continue to be listed on that market, however, we must continue to satisfy, with certain exceptions, specified maintenance criteria, including:

•	required levels of total assets, net tangible assets, stockholders’ equity or revenues,

•	a minimum market value of our public float, and

•	a minimum bid price per share.

      Our failure to meet these maintenance criteria in the future may result in the delisting of our common stock from the Nasdaq National Market System. If we are delisted from the Nasdaq National Market, we may continue to be listed on the Nasdaq SmallCap Market if we are able to satisfy its continued listing criteria. In the event that we cannot satisfy the listing criteria of the Nasdaq SmallCap Market, trading, if any, in our common stock would be conducted in the over-the-counter market in the so-called “pink sheets” or the OTC Bulletin Board. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. A delisting from Nasdaq also may have a material adverse effect on our ability to raise capital through the issuance of additional equity.

      In the event our common stock is delisted from Nasdaq, we would become subject to certain securities law restrictions requiring broker/dealers who recommend low-priced securities to persons (with certain exceptions) to satisfy special sales practice requirements, including making an individualized written suitability determination for the purchaser and receiving the purchaser’s written consent prior to the transaction. These “penny stock” regulations also require additional disclosure in connection with any trades involving low-priced stocks (subject to certain exceptions), including the delivery, prior to any transaction, of a disclosure schedule explaining the market for such stocks and the associated risks. These requirements could severely limit the market liquidity of our common stock and your ability to sell the common stock in the secondary market.

Holders of our common stock may experience dilution and the price of our common stock may decline as a result of the issuance of stock in the future.

      In September 2001, we sold 10,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock to TPG ON Holdings LLC, an affiliate of the Texas Pacific Group. Each share of Series A Cumulative Convertible Redeemable Preferred Stock is convertible at the option of the holder into approximately 3,546 shares of our common stock as of the issue date, excluding shares into which the preferred stock is convertible due to accumulated and unpaid dividends and subject to customary anti-dilution adjustments. Under the anti-dilution provisions, the conversion price is subject to downward adjustment in the event we issue common stock, or derivative securities entitling the holder to subscribe for or acquire common stock, at a price below the then-current conversion price or market price. Holders of Series A Cumulative Convertible Redeemable Preferred Stock are entitled to cumulative dividends, payable quarterly in cash, at a rate of 8% per annum (or if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on our common stock then issuable upon conversion of the Series A Cumulative Convertible Redeemable Preferred Stock), subject to applicable restrictions imposed by our principal credit facility. In the event dividends are not paid, the dividends will accumulate on a compounded basis and the number of shares of common stock into which the Series A Cumulative Convertible Redeemable Preferred Stock is convertible will increase proportionately.

      There is a possibility that the Series A Cumulative Convertible Redeemable Preferred Stock will be converted at a price per share that is less than the then current market price of our common stock. If this were to occur, it may cause substantial dilution to our existing common stockholders. Additionally, we registered the shares of common stock issuable upon conversion of the Series A Cumulative Convertible Redeemable Preferred Stock under the Securities Act for public resale. Therefore, in the event that the Series A Cumulative Convertible Redeemable Preferred Stock is converted, a substantial number of shares of our common stock may be sold into the market, which could decrease the trading price of our common stock and encourage short sales by the selling shareholder or others. Short sales could place further downward pressure on the price of our common stock. In addition to the Series A Cumulative Convertible Redeemable Preferred Stock, we may issue more stock in the future, which may cause dilution and a decline in the price of our common stock.

Our stock price may be volatile, which could result in substantial losses for investors in our securities.

      The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

      The market price of the common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

      As of March 5, 2002, the trading price of our common stock since our initial public offering has ranged from a high of $27.75 on May 1, 2000 to a low of $1.12 on October 5, 2001.

Our stock price could be affected because a substantial number of shares of our common stock will be available for sale in the future.

      Sales in the public market of a substantial number of shares of common stock, including shares of common stock issued upon conversion of the Series A Cumulative Convertible Redeemable Preferred Stock, could depress the market price of the common stock and could impair our ability to raise capital through the sale of additional equity securities. A substantial number of shares of our common stock will be available for future sale.

One of our principal stockholders controls our company, which will limit the ability of our other stockholders to influence the outcome of director elections and other matters submitted for a vote of the stockholders.

      Affiliates of Texas Pacific Group own 124,999,433 shares of our common stock and all of the outstanding shares of Series A Cumulative Convertible Redeemable Preferred Stock. These shares represent over 76% of the total voting power of our capital stock. As a result, Texas Pacific Group, through its affiliates, will be able to:

•	elect all of our directors and, as a result, control matters requiring board approval;

•	control matters submitted to a stockholder vote, including mergers and consolidations with third parties and the sale of all or substantially all of our assets; and

•	otherwise control or influence our business direction and policies.

      In addition, our certificate of incorporation provides that the provisions of Section 203 of the Delaware General Corporation Law, which relate to business combinations with interested stockholders, do not apply to us.

Provisions in our charter documents may delay or prevent the acquisition of our company, which could decrease the value of our stock.

      Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions:

•	create a board of directors with staggered terms;

•	permit only our board of directors or the chairman on our board of directors to call special meetings of stockholders;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	prohibit stockholder action by written consent;

•	authorize the issuance of “blank check” preferred stock, which is preferred stock with voting or other rights or preferences that could impede a takeover attempt and that our board of directors can create and issue without prior stockholder approval; and

•	require the approval by holders of at least 66 2/3% of our outstanding common stock to amend any of these provisions in our certificate of incorporation or bylaws.

      Although we believe these provisions make a higher third-party bid more likely by requiring potential acquirors to negotiate with our board of directors, these provisions apply even if an initial offer may be considered beneficial by some stockholders.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

      At December 31, 2001, our long-term debt (including current maturities) totaled $1,386.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $397.1 million. We do have interest rate exposure with respect to the $988.7 million outstanding balance on our senior bank facilities due to its variable interest rate pricing; however, from time to time, we have entered into interest rate swaps and a interest rate cap to reduce this exposure. As of December 31, 2001, we had four interest rate swaps and one interest rate cap covering $320 million of our variable interest rate debt. A 50 basis point increase in interest rates would result in increased annual interest expense of $3.7 million for the next twelve months.

      A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, as a multinational business, we also conduct certain of these activities through transactions denominated in a variety of other currencies. We use forward foreign currency contracts to hedge firm commitments and reduce our overall exposure to the effects of currency fluctuations on our results of operations and cash flows. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments. This strategy reduces, but does not eliminate, the short-term impact of foreign currency exchange rate movements. For example, changes in exchange rates may affect the foreign currency sales price of our products and can lead to increases or decreases in sales volume to the extent that the sales price of comparable products of our competitors are less or more than the sales price of our products. Our policy prohibits speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated and combined Financial Statements of the Company listed in the index appearing under Item 14(a)(1) hereof are filed as part of this Annual Report on Form 10-K and are hereby incorporated by reference in this Item 8.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Reference is made to the text under the captions, “Management Proposals — Proposal 1 — Election of Directors”, “The Board of Directors”, “Compensation of Executive Officers”, and “Section 16(a) Reporting Compliance” in our Proxy Statement for the May 23, 2002 Annual Meeting of Stockholders for incorporation of information concerning directors and persons nominated to become directors, and executive officers. Certain additional information concerning our executive officers as of March 29, 2002, is set forth below.

Name	Age	Position

Steven Hanson	53	President and Chief Executive Officer*
William Bradford	38	Senior Vice President of Sales and Marketing*
William George	59	Senior Vice President and Chief Manufacturing Officer*
Dario Sacomani	45	Senior Vice President, Chief Financial Officer and Treasurer*
George H. Cave	44	Vice President, Secretary and General Counsel*
Charlotte Diener	48	Vice President and General Manager of Standard Components Business Unit**
Peter Zdebel	56	Vice President, Chief Technology Officer and General Manager of High Frequency Clock and Data Management Business Unit**

*	Executive Officers of both ON Semiconductor and Semiconductor Components Industries, LLC (“SCI, LLC”).

**	Executive Officers of SCI, LLC.

      Steven Hanson. Mr. Hanson served as the Senior Vice President and General Manager of Motorola’s Semiconductor Components Group from June 1997. He became our President and a member of our Board of Directors in August 1999 and our Chief Executive Officer in January 2000. Mr. Hanson has held several executive and management positions, including Corporate Vice President, since he joined Motorola in 1971.

      William Bradford. Mr. Bradford joined ON Semiconductor and SCI, LLC as Senior Vice President of Sales and Marketing, effective March 28, 2002. He came from Cypress Semiconductor Corporation, a provider of high-performance integrated circuits for network infrastructure and access equipment. At Cypress Mr. Bradford served as the Vice President — European Sales & Marketing from 2001, as Senior Director of North American Sales — East from 1997 to 2000, and as Southeast Area Sales Manager from 1995 to 1996. Mr. Bradford was a Technical Sales Representative for Texas Instruments, Semiconductor Group from 1986 to 1991. He has his masters of science in management.

      William George. For two years prior to assuming the position of Senior Vice President and Chief Manufacturing Officer in August 1999, Mr. George held several executive and management positions, including directing investment and operation strategy for Motorola’s worldwide manufacturing operations, since Mr. George joined Motorola in 1968.

      Dario Sacomani. Mr. Sacomani served as the Vice President and Director of Finance of Motorola’s Semiconductor Components Group from July 1997 until he assumed the position of Senior Vice President, Chief Financial Officer and Treasurer in August 1999. Mr. Sacomani has held several executive and management positions, including Vice President and Financial Controller for the European Semiconductor Group of Motorola, since he joined Motorola in 1980. Effective March 31, 2002, Mr. Sacomani will resign as our Senior Vice President, Chief Financial Officer and Treasurer. Mr. Sacomani will be replaced by John Kurtzweil (See below for information on Mr. Kurtzweil).

      George H. Cave. Mr. Cave has served as our General Counsel and Assistant Secretary since August 1999. He was elected Secretary in March 2000 and Vice President in May 2000. Before his tenure with ON Semiconductor, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for a period of five years.

      Charlotte Diener. Prior to assuming the position of Vice President and General Manager of the Standard Components Business Unit in December 2001, Ms. Diener served as Vice President and Director of Supply Chain Management Services for SCI, LLC beginning in August 1999. From March 1999 to August 1999, Ms. Diener was Program Manager for ON Semiconductor’s separation from Motorola. From December

1998 through February 1999, she was Director of Commodity Purchasing for TRW, Inc., an automotive electronics firm. From March 1997 through November 1998, Ms. Diener was first Corporate Sales Director and then Product Engineering Manager for TMOS for Motorola. From 1994 to 1997, Ms. Diener was Core Commodity Purchasing Manager, Electronics for Ford Motor Co., an automotive company.

      Peter Zdebel. Prior to assuming the position of Vice President and Chief Technology Officer in September 2000, Mr. Zdebel held several director and management positions, including Vice President and Director of System-on-Chip Technology Strategy, after joining Motorola in 1984.

      John Kurtzweil will join ON Semiconductor and SCI, LLC April 1, 2002 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Kurtzweil is coming from Read-Rite Corporation, an independent supplier of magnetic recording heads for the hard disk drive market. At Read-Rite he served as Chief Financial Officer from November 1995 to March 2002, Senior Vice President from August 1999 to March 2002, and Vice President of Finance from November 1995 to August 1999. He joined Read-Rite Corporation as its Corporate Controller in August 1995. Previously, Mr. Kurtzweil was with Maxtor Corporation where he held a number of finance positions including Director of Far East Finance based in Singapore. He was with Maxtor Corporation from July 1988 to August 1995. Prior to that, Mr. Kurtzweil spent 10 years with Honeywell Corporation. He has his MBA, is a Certified Public Accountant and a Certified Management Accountant. Mr. Kurtzweil is 45 years of age.

      The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Item 11.     Executive Compensation

      Information concerning executive compensation is incorporated by reference from the text under the captions, “The Board of Directors — Compensation of Directors”, “Compensation of Executive Officers”, “Compensation Committee Report”, “Performance Graph — Stock Price Performance”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the May 23, 2002 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information concerning ownership of our equity stock by certain beneficial owners and management is incorporated by reference from the text under the captions, “Principal Stockholders” and “Share Ownership of Directors and Officers” in the Proxy Statement for our May 23, 2002 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions, “Employment Agreements and Arrangements/ Change of Control Agreements” and “Relationships and Related Transactions” in the Proxy Statement for our May 23, 2002 Annual Meeting of Stockholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

      (1) Consolidated Financial Statements:

Page

ON Semiconductor Corporation and Subsidiaries Consolidated Financial Statements:
Report of Management	54
Report of Independent Accountants	55
Consolidated Balance Sheet as of December 31, 2001 and December 31, 2000	56
Consolidated Statement of Operations for the years ended December 31, 2001 and 2000 and for the period from August 4, 1999 through December 31, 1999	57
Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2001 and 2000 and the period from August 4, 1999 through December 31, 1999	59
Consolidated Statement of Cash Flows for the years ended December 31, 2001 and 2000 and the period from August 4, 1999 through December 31, 1999	60
Notes to Consolidated Financial Statements	61
Semiconductor Components Group of Motorola, Inc. Combined Financial Statement:
Independent Auditors’ Report	97
Combined Statement of Revenues Less Direct and Allocated Expenses Before Taxes for the period from January 1, 1999 through August 3, 1999	98
Notes to Combined Financial Statement	99

      (2) Consolidated Financial Statement Schedules:

Page

Report of Independent Accounts on Financial Statement Schedule	105
Schedule II — Valuation and Qualifying Accounts and Reserves	106

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(b) Reports on Form 8-K:

      During the fourth quarter of 2001, we filed no reports on Form 8-K

(c) Exhibits

FORM 10-K EXHIBIT LIST

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000) (incorporated by reference from Exhibit 3.1 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)
3.2	Amended and Restated Bylaws of SCG Holding Corporation (incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.1	Specimen of share certificate of Common Stock, par value $.01, SCG Holding Corporation(incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.2	Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.3	Specimen of Share Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.4	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.5	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.6	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.7	Warrant Agreement dated as of October 11, 2001, between ON Semiconductor Corporation and Bain & Company, Inc.(1)
10.1	Amended and Restated Credit Agreement, dated as of April 3, 2000, among SCG Holding Corporation, Semiconductor Components Industries, LLC, The Chase Manhattan Bank, as Administrative Agent, Credit Lyonnais New York Branch as Co-Documentation Agent, DLJ Capital Funding, Inc., as Co-Documentation Agent, Lehman Commercial Paper Inc., as Co- Documentation Agent and Chase Securities Inc., as Arranger and the other financial institutions party thereto (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.2	Indenture, dated as of August 4, 1999 among SCG Holding Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and State Street Bank and Trust Company, as trustee, relating to the 12% Senior Subordinated Notes due 2009 (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.3	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.4	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††
10.5	Transition Services Agreement, dated August 4, 1999, among Motorola, Inc., SCG Holding Corporation, and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.6	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.7	Motorola Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.8	SCG Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.9 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.9	Motorola Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.10 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.10	SCG Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.11 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.11	Equipment Lease and Repurchase Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.12	Equipment Passdown Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.13	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.14(a)	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.14(b)	First Lease Amendment to Lease for 52nd Street property, dated April 19, 2000, between Semiconductor Components Industries, LLC and Motorola, Inc.(1)
10.15	Lease for U.S. Locations (Mesa, Chandler, 56th Street and Tempe), dated July 31, 1999, among Motorola, Inc. as Lessor, and Semiconductor Components Industries, LLC as Lessee (incorporated by reference from Exhibit 10.15 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.16	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.17	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.18	Employment Agreement, dated as of September 13, 1999, between Semiconductor Components Industries, LLC and Michael Rohleder (incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.19(a)	Employment Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.20 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.19(b)	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000 (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.19(c)	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10.20(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.20(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George(1)(2)
10.21(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.22 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.21(b)	Amendment to Employment Agreement, dated as of November 28, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and Dario Sacomani(1)(2)
10.22(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)
10.22(b)	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary (incorporated by reference from Exhibit 10.3 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.23(a)	Promissory Note/Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.23(b)	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.23(c)	Amendment to Promissory Note, dated March 10, 2001, from James Thorburn and Jacqueline Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10.24	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.25	Junior Subordinated Note Due 2011 payable to Motorola, Inc. (incorporated by reference from Exhibit 4.4 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.26(a)	2000 Stock Incentive Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.4 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)
10.26(b)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.26(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.26(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.27	2000 Employee Stock Purchase Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.5 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)
10.28	ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.29	Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.30	2000 ON Semiconductor Executive Council Bonus Incentive Plan (incorporated by reference from Exhibit 10.37 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)
10.31	2000 Key Contributor Incentive Plan (incorporated by reference from Exhibit 10.38 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)
10.32(a)	Promissory Note, dated March 9, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.3 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10.32(b)	Deed of Trust, dated March 7, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10.33	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $36 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.34(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.34(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.35	Waiver, Consent and Amendment dated as of August 13, 2001, to the Credit Agreement dated as of August 4, 1999, as amended and restated as of April 3, 2000, among ON Semiconductor Corporation (formerly known as SCG Holding Corporation), Semiconductor Components Industries, LLC, the Lenders party thereto, The Chase Manhattan Bank, as administrative agent, collateral agent and syndication agent, and Credit Lyonnais New York Branch, DLJ Capital Funding, Inc. and Lehman Commercial Paper Inc., as co-documentation agents (incorporated by reference from Exhibit 10.6 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
11.	Statement re Computation of Per Share Earnings(1)
18.	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles (incorporated by reference from Exhibit 18 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)
21.1	List of Significant Subsidiaries(1)
23.1	Consent of KPMG LLP, independent accountants(1)
23.2	Consent of PricewaterhouseCoopers LLP, independent accountants(1)
24.1	Powers of Attorney(1)
99.	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

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

March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Titles	Date

/s/ STEVE HANSON Steve Hanson		President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ DARIO SACOMANI Dario Sacomani		Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002

* Curtis J. Crawford*		Chairman of the Board of Directors	March 29, 2002

* David Bonderman*		Director	March 29, 2002

* Richard W. Boyce*		Director	March 29, 2002

* Justin T. Chang*		Director	March 29, 2002

* William A. Franke*		Director	March 29, 2002

* Jerome N. Gregoire*		Director	March 29, 2002

* John W. Marren*		Director	March 29, 2002

* J. Daniel McCranie*		Director	March 29, 2002

*By:	/s/ DARIO SACOMANI Dario Sacomani	Attorney in Fact	March 29, 2002

REPORT OF MANAGEMENT

To the Stockholders of ON Semiconductor Corporation:

      The consolidated financial statements of ON Semiconductor Corporation published in this Annual Report on Form 10-K were prepared by Company management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, applying certain estimates and judgments as required. The financial information elsewhere in this Annual Report on Form 10-K is consistent with the consolidated financial statements.

      ON Semiconductor maintains a system of internal control adequate to provide reasonable assurance that its transactions are appropriately recorded and reported, its assets are protected and its established policies are followed. This system is enforced by written policies and procedures, effective internal audit and a qualified financial staff.

      Our independent auditors, PricewaterhouseCoopers LLP, provide an objective independent review by audit of ON Semiconductor’s consolidated financial statements and issuance of a report thereon. Their audit is conducted in accordance with generally accepted auditing standards.

      The audit committee of the board of directors, comprised solely of outside directors, meets periodically and privately with the independent auditors, internal auditors and representatives from management to appraise the adequacy and effectiveness of the audit functions, control systems and quality of our financial accounting and reporting.

Steve Hanson President and Chief Executive Officer February 5, 2002	Dario Sacomani Senior Vice-President, Chief Financial Officer and Treasurer February 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of ON Semiconductor Corporation:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from August 4, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 4 to consolidated financial statements, the Company changed its method of accounting for sales to distributors as well as its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 5, 2002

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2001	2000

	(in millions,
	except share data)
Assets
Cash and cash equivalents	$179.8	$188.9
Receivables, net (including $21.3 and $14.9 due from Motorola)	142.3	271.2
Inventories, net	183.7	258.1
Other current assets	35.8	39.6
Deferred income taxes (See Note 10)	9.2	40.7

Total current assets	550.8	798.5
Property, plant and equipment, net	555.5	648.2
Deferred income taxes (See Note 10)	1.3	286.8
Investments in joint ventures	32.1	45.3
Goodwill and other intangibles, net	117.2	140.8
Other assets	103.5	103.4

Total assets	$1,360.4	$2,023.0

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable (including $3.3 and $7.3 payable to Motorola)	$111.5	$175.0
Accrued expenses (including $11.7 and $8.3 payable to Motorola)	90.2	184.3
Income taxes payable	8.0	22.3
Accrued interest	13.4	17.9
Deferred income on sales to distributors (See Note 4)	99.4	—
Current portion of long-term debt	12.4	5.6

Total current liabilities	334.9	405.1
Long-term debt (including $115.2 and $104.5 payable to Motorola)	1,374.5	1,252.7
Other long-term liabilities	62.7	20.8

Total liabilities	1,772.1	1,678.6

Commitments and contingencies (See Note 17)	—	—

Minority interests in consolidated subsidiaries	4.1	6.7

Series A Cumulative Convertible Redeemable Preferred Stock ($0.01 par value, 100,000 shares authorized,10,000 shares issued and outstanding in 2001; 8% annual dividend rate; liquidation value — $100.0 plus $2.4 of accrued dividends	101.6	—
Common stock ($0.01 par value, 300,000,000 shares authorized, 174,653,586 and 172,746,435 shares issued and outstanding)	1.7	1.7
Additional paid-in capital	738.8	730.4
Accumulated other comprehensive income (loss)	(32.8)	(0.7)
Accumulated deficit	(1,225.1)	(393.7)

Total stockholders’ equity (deficit)	(517.4)	337.7

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,360.4	$2,023.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,		August 4
			through
	2001	2000	December 31, 1999

	(in millions, except per share data)
Revenues:
Net product revenues (including $90.7, $144.3 and $61.5 from Motorola)	$1,206.4	$2,012.2	$728.8
Foundry revenues from Motorola	8.2	61.7	69.9

Total revenues	1,214.6	2,073.9	798.7
Cost of sales	1,000.0	1,355.0	573.3

Gross profit	214.6	718.9	225.4

Operating expenses:
Research and development	80.9	69.2	16.3
Selling and marketing	74.8	100.1	24.6
General and administrative	130.9	233.4	77.3
Amortization of goodwill and other intangibles	22.6	16.8	—
Write-off of acquired in-process research and development	—	26.9	—
Restructuring and other charges	150.4	4.8	3.7

Total operating expenses	459.6	451.2	121.9

Operating income (loss)	(245.0)	267.7	103.5

Other income (expenses), net:
Interest expense	(133.5)	(131.2)	(55.9)
Equity in earnings of joint ventures	4.0	4.4	1.4
Gain on sale of investment in joint venture	3.1	—	—

Other income (expenses), net	(126.4)	(126.8)	(54.5)

Income (loss) before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(371.4)	140.9	49.0
Income tax provision (See Note 10)	(345.7)	(50.1)	(18.1)
Minority interests	2.1	(2.2)	(1.1)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(715.0)	88.6	29.8
Extraordinary loss on debt prepayment (net of income taxes of $11.7)	—	(17.5)	—
Cumulative effect of accounting change (net of income taxes of $38.8) (See Note 4)	(116.4)	—	—

Net income (loss)	(831.4)	71.1	29.8
Less: Accretion of beneficial conversion feature on redeemable preferred stock	(13.1)	—	—
Less: Redeemable preferred stock dividends	(2.4)	(8.8)	(10.6)

Net income (loss) available for common stock	$(846.9)	$62.3	$19.2

	Year Ended December 31,		August 4
			through
	2001	2000	December 31, 1999

	(in millions, except per share data)
Earnings per share:
Basic:
Net income (loss) available for common stock before extraordinary loss and cumulative effect of accounting change	$(4.21)	$0.50	$0.14
Extraordinary loss on debt prepayment	—	(0.11)	—
Cumulative effect of accounting change	(0.67)	—	—

Net (loss) income available for common stock	$(4.88)	$0.39	$0.14

Diluted:
Net income (loss) available for common stock before extraordinary loss and cumulative effect of accounting change	$(4.21)	$0.49	$0.13
Extraordinary loss on debt prepayment	—	(0.11)	—
Cumulative effect of accounting change	(0.67)	—	—

Net income (loss) available for common stock	$(4.88)	$0.38	$0.13

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

	Common Stock		Additional	Accumulated
			Paid-In	Other Comprehensive	Accumulated
	Number of Shares	At Par Value	Capital	Income (Loss)	Deficit	Total

	(in millions, except share data)
Shares issued in connection with Recapitalization on August 4, 1999 (See Note 1)	136,666,666	$1.4	$203.6	$—	$(474.6)	$(269.6)
Redeemable preferred stock dividends	—	—	—	—	(10.6)	(10.6)
Stock options granted in connection with the Recapitalization	—	—	0.6	—	(0.6)	—
Comprehensive income:
Net income	—	—	—	—	29.8	29.8
Foreign currency translation adjustments	—	—	—	2.7	—	2.7

Comprehensive income	—	—	—	2.7	—	32.5

Balances at December 31, 1999	136,666,666	1.4	204.2	2.7	(456.0)	(247.7)
Shares issued in connection with initial public offering	34,500,000	0.3	514.4	—	—	514.7
Stock options exercised	601,646	—	0.9	—	—	0.9
Tax benefit of stock option exercises	—	—	3.3	—	—	3.3
Stock compensation expense	—	—	0.7	—	—	0.7
Redeemable preferred stock dividends	—	—	—	—	(8.8)	(8.8)
Shares issued under the employee stock purchase plan	978,123	—	6.9	—	—	6.9
Comprehensive income (loss):
Net income	—	—	—	—	71.1	71.1
Foreign currency translation adjustments	—	—	—	(3.1)	—	(3.1)
Additional minimum pension liability	—	—	—	(0.3)	—	(0.3)

Comprehensive income (loss)	—	—	—	(3.4)	—	67.7

Balances at December 31, 2000	172,746,435	1.7	730.4	(0.7)	(393.7)	337.7
Stock options exercised	648,132	—	0.9	—	—	0.9
Tax benefit of stock option exercises	—	—	0.7	—	—	0.7
Stock compensation expense	—	—	5.0	—	—	5.0
Redeemable preferred stock dividends	—	—	(2.4)	—	—	(2.4)
Shares issued under the employee stock purchase plan	1,259,019	—	4.2	—	—	4.2
Beneficial conversion feature relating to redeemable preferred stock	—	—	13.1	—	—	13.1
Accretion of beneficial conversion feature relating to the redeemable preferred stock			(13.1)			(13.1)
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(831.4)	(831.4)
Foreign currency translation adjustments	—	—	—	(3.9)	—	(3.9)
Additional minimum pension liability	—	—	—	(7.9)	—	(7.9)
Cash flow hedges:
Cumulative effect of accounting change	—	—	—	(3.4)	—	(3.4)
Net unrealized losses on derivative instruments	—	—	—	(5.9)	—	(5.9)
Reclassification adjustments	—	—	—	0.5	—	0.5
Establishment of valuation allowance for related deferred tax assets				(11.5)		(11.5)

Comprehensive income (loss)	—	—	—	(32.1)		(863.5)

Balances at December 31, 2001	174,653,586	$1.7	$738.8	$(32.8)	$(1,225.1)	$(517.4)

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,		August 4, 1999
			through
	2001	2000	December 31, 1999

	(in millions)
Cash flows from operating activities:
Net income (loss)	$(831.4)	$71.1	$29.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	165.8	158.9	61.9
Write-off of acquired in-process research and development	—	26.9	—
Extraordinary loss on debt prepayment	—	29.2	—
Cumulative effect of accounting change	155.2	—	—
Amortization of debt issuance costs	6.0	5.9	2.7
Provision for doubtful accounts	0.5	1.7	2.0
Provision for inventory reserves	50.9	44.1	22.5
Net (gain) loss on disposals of property, plant and equipment	(1.2)	(1.5)	0.7
Non-cash impairment write-downs of property, plant and equipment	56.2	—	—
Non-cash interest on junior subordinated note payable to Motorola	10.7	9.6	3.8
Non-cash supplemental interest on senior bank facilities	10.2	—	—
Minority interests in earnings (losses) of consolidated subsidiaries	(2.1)	2.2	1.1
Undistributed earnings of unconsolidated joint ventures	(4.0)	(4.4)	(1.4)
Tax benefit of stock option exercises	0.7	3.3	—
Gain on sale of investment in joint venture	(3.1)	—	—
Deferred income taxes	317.1	(11.6)	(17.6)
Stock compensation expense	5.0	0.7	—
Changes in assets and liabilities:
Receivables	129.4	0.3	(238.4)
Inventories	23.1	(77.2)	(12.0)
Other current assets	(3.8)	(25.2)	(2.0)
Accounts payable	(62.8)	47.1	84.1
Accrued expenses	(64.5)	34.8	39.9
Income taxes payable	(14.6)	(8.1)	31.8
Accrued interest	(4.5)	(12.2)	30.1
Deferred income on sales to distributors	(82.8)	—	—
Other long-term liabilities	6.7	5.7	1.7

Net cash provided by (used in) operating activities	(137.3)	301.3	40.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(117.9)	(198.8)	(64.0)
Investment in business, net of cash acquired	—	(253.2)	—
Investments in joint ventures	(0.5)	(2.5)	(4.9)
Acquisition of minority interests in consolidated subsidiaries	(0.1)	(1.5)	—
Loans to joint venture	(5.0)	(30.0)	(28.3)
Proceeds from sale of investment in joint venture	20.4	—	—
Proceeds from sales of property, plant and equipment	13.8	18.1	1.8

Net cash used in investing activities	(89.3)	(467.9)	(95.4)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	—	514.8	—
Proceeds from senior credit facilities and other borrowings	125.0	226.1	800.5
Proceeds from issuance of common stock under the employee stock purchase plan	4.2	6.9	—
Proceeds from exercise of stock options	0.9	0.9	—
Proceeds from issuance of common stock to an affiliate of Texas Pacific Group	—	—	187.5
Proceeds from issuance of redeemable preferred stock, net of issuance costs	99.2	—	150.0
Proceeds from issuance of senior subordinated notes	—	—	400.0
Payment of capital lease obligation	(1.9)	—	—
Payment of debt issuance costs	(5.1)	(3.2)	(52.6)
Repayment of senior credit facilities, including prepayment penalty in 2000	(5.6)	(131.5)	—
Repayment of senior subordinated notes, including prepayment penalty	—	(156.8)	—
Redemption of redeemable preferred stock, including accrued dividends	—	(228.4)	—
Repayment of joint venture debt	—	—	(44.8)
Net cash payments to Motorola in connection with Recapitalization	—	—	(1,258.7)

Net cash provided by financing activities	216.7	228.8	181.9

Effect of exchange rate changes on cash and cash equivalents	0.8	(0.1)	(0.4)

Net increase (decrease) in cash and cash equivalents	(9.1)	62.1	126.8
Cash and cash equivalents, beginning of period	188.9	126.8	—

Cash and cash equivalents, end of period	$179.8	$188.9	$126.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Background and Basis of Presentation

      ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is one of the largest independent suppliers of semiconductor components in the world. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., the Company was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “Recapitalization”). The Company continues to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector.

      On August 4, 1999, the Company was recapitalized and certain related transactions were effected pursuant to an agreement among ON Semiconductor Corporation, its subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (TPG). As a result of the Recapitalization, an affiliate of TPG owned approximately 91% and Motorola owned approximately 9% of the outstanding common stock of the Company. In addition, as part of these transactions, TPG received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by SCI LLC. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of TPG totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because TPG’s affiliate did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

Note 2:     Liquidity

      During 2001, the Company incurred a net loss of $831.4 million compared with net income of $71.1 million in 2000. (The net loss in 2001 included charges of $366.8 million to establish a valuation allowance for a portion of the Company’s deferred tax assets and $150.4 million for costs associated with the Company’s restructuring efforts. Net income for 2000 included after tax charges of $17.5 million relating to debt prepayments and $16.1 million relating to the write-off of in-process research and development costs related to the Cherry acquisition.) Additionally, the Company’s operating activities utilized $137.3 million of cash in 2001 compared with cash provided by operating activities of $301.3 million in 2000.

      At December 31, 2001, the Company had $179.8 million in cash and cash equivalents, net working capital of $215.9 million, long-term debt of $1,386.9 million (including $12.4 million due in 2002) and a stockholder’s deficit of $517.4 million. The Company’s long-term debt includes $988.7 million under its senior bank facilities, $260.0 million of its senior subordinated notes due 2009, $115.2 million under its junior subordinated note payable to Motorola, $21.9 million under a note payable to a Japanese bank and a capital lease obligation totaling $1.1 million.

      As discussed in Note 9, the Company was not in compliance with certain of the covenants contained in the agreement relating to its senior bank facilities as of June 29, 2001. On August 13, 2001, the lenders agreed to waive such non-compliance and amend the related agreement to, among other things, reduce certain covenant limitations, add other covenants, increase applicable interest rate spreads and require the Company to obtain an additional $100 million investment from TPG. As described in Note 11, the Company issued 10,000 shares of its Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG on September 7, 2001 resulting in net proceeds to the Company of $99.2 million. The Company was in compliance with the revised covenants as of December 31, 2001.

      The Company’s ability to make payments on and to refinance its indebtedness, to remain in compliance with the various restrictions and covenants found in its credit agreements and to fund working capital, capital

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures, research and development efforts and strategic acquisitions will depend on its ability to generate cash in the future, which is subject to, among other things, its future operating performance and to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

      The Company’s primary cash needs, both in the short term and in the long term will focus on debt service, capital spending and working capital. The Company’s liquidity needs may also be supplemented with the proceeds from targeted sales of assets. As part of its business strategy, the Company reviews acquisition and divestiture opportunities and proposals on a regular basis. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances will be adequate to fund the Company’s operating and cash flow needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2002. To the extent that actual results or events differ from the Company’s financial projections and business plans, its liquidity may be adversely affected.

Note 3:     Significant Accounting Policies

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the majority-owned subsidiaries that it controls. An investment in a majority-owned joint venture that the Company does not control as well as an investment in a 50%-owned joint venture is accounted for on the equity method. As described in Note 8, the Company sold its investment in the 50%-owned joint venture effective December 31, 2000. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

     Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, restructuring charges and pension obligations; the fair values of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

     Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Inventories

      Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis), or market. The Company reserves for potentially obsolete or slow moving inventories based upon a regular analysis of inventory levels on hand compared to historical and projected end user demand. General market conditions as well as the Company’s design activities can cause certain of its products to become obsolete.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-40 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

     Impairment of Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable by comparing the carrying amount of such assets to the estimated undiscounted future cash flows associated with them. In cases where the estimated undiscounted future cash flows are less than the related carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the assets. The fair value is determined based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

     Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price of the Cherry acquisition described in Note 6 over the estimated fair value of the net assets acquired and is being amortized on a straight line basis over its estimated useful life of ten years. The Company also obtained certain intangible assets in the Cherry acquisition which are being amortized on a straight line basis over estimated useful lives of five years. As described in the Recent Accounting Pronouncements below, the Company will be required to adopt a new accounting standard with respect to its goodwill and certain intangible assets effective January 1, 2002.

     Debt Issuance Costs

      Debt issuance costs are capitalized and amortized over the terms of the underlying agreements. Upon prepayment of debt, the related unamortized debt issuance costs are charged to operations. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets.

     Revenue Recognition

      The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, distributors and electronic manufacturing service providers. The Company also generates revenue, although to a much lesser extent, from foundry services provided to Motorola pursuant to agreements signed in connection with the Recapitalization.

      Prior to January 1, 2001, the Company recognized revenue on all semiconductor sales when title passed to the customer. Provisions were also recorded at that time for estimated sales returns from distributors as well as for other related sales costs and allowances. Effective January 1, 2001, the Company changed its revenue recognition policy with respect to distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change eliminated the need to provide for estimated sales returns from distributors. Deferred income on sales to distributors as reflected in the Company’s consolidated balance sheet represents the net margin (deferred revenue less associated costs of sales) on inventory on hand at our distributors at the end of the period.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Research and Development Costs

      Research and development costs are expensed as incurred.

     Stock-Based Compensation

      The Company measures compensation expense relating to employee stock awards in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company measures compensation expense relating to non-employee stock awards in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”).

     Income Taxes

      Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.

     Foreign Currencies

      Most of the Company’s foreign subsidiaries deal primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets are translated at historical rates. Gains and losses resulting from the translation of such financial instruments are included in the operating results, as are gains and losses incurred on foreign currency transactions. The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholder’s equity (deficit).

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS 141 supersedes APB 16, “Business Combinations”. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 supersedes APB 17, “Intangible Assets”, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential future impairments of goodwill; and, remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      The Company will adopt the provision of SFAS 142 effective January 1, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company expects to reclassify the unamortized balance of assembled workforce relating the Cherry acquisition of $6.8 million into goodwill. The Company expects that it will no longer record amortization of $10.6 million relating to its existing goodwill as adjusted for the assembled workforce reclassification. The Company will also evaluate the useful lives assigned to its intangible assets.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured at the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect these impairment tests will have on its earnings and financial position.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying valued and depreciated over the assets’ remaining useful life. The Company will be required to adopt SFAS 143 effective January 1, 2003. The Company has not yet determined the impact of SFAS 143 on its financial condition or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company as of January 1, 2002. The Company does not expect the implementation of SFAS 144 to have a material effect on its financial condition results of operations.

Note 4:     Accounting Changes

     Revenue Recognition

      Effective January 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product.

      Management believes that this accounting change is to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand end user demand for the products the Company sells through distribution. This revenue recognition policy is commonly used in the semiconductor industry.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cumulative effect of this accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) and was recorded in 2001. The accounting change resulted in a reduction of the Company’s net loss before cumulative effect of accounting change in 2001 of $53.1 million, or $0.30 per share.

      The estimated pro forma effects of the accounting change are as follows (in millions, except per share amounts):

	Year ended		August 4, 1999
	December 31,		through
			December 31,
	2001	2000	1999

As reported:
Revenues	$1,214.6	$2,073.9	$798.7
Net income (loss) before extraordinary loss	(831.4)	88.6	29.8
Net income (loss)	(831.4)	71.1	29.8
Basic net income (loss) before extraordinary loss per share	$(4.88)	$0.50	$0.14
Basic net income (loss) per share	$(4.88)	$0.39	$0.14
Diluted net income (loss) before extraordinary loss per share	$(4.88)	$0.49	$0.13
Diluted net income (loss) per share	$(4.88)	$0.38	$0.13

Pro forma amounts reflecting the accounting change applied retroactively:
Revenues	$1,214.6	$1,958.7	$776.5
Net income (loss) before extraordinary loss	(831.4)	48.3	20.1
Net income (loss)	(831.4)	30.8	20.1
Basic net income (loss) before extraordinary loss per share	$(4.88)	$0.25	$0.07
Basic net income (loss) per share	$(4.88)	$0.14	$0.07
Diluted net income (loss) before extraordinary loss per share	$(4.88)	$0.24	$0.07
Diluted net income (loss) per share	$(4.88)	$0.13	$0.07

     Derivatives Instruments and Hedging Activities

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities effective January 1, 2001.

      Upon the adoption, the Company recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss). This charge consisted of an approximate $2.1 million adjustment to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities, both before income taxes of approximately $2.2 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company uses forward foreign currency contracts to reduce its overall exposure to the effects of foreign currency fluctuations on its results of operations and cash flows. The fair value of these derivative instruments are recorded as assets or liabilities with gains and losses offsetting the losses and gains on the underlying assets or liabilities. The adoption of SFAS 133 did not impact the Company’s accounting and reporting for these derivative instruments.

Note 5:     Restructuring and Other Charges

     2001

      During 2001, the Company recorded charges of $146.6 million to cover costs associated with its worldwide restructuring program. The charges relate to the consolidation of selling and administrative functions in the U.S. and Europe, phasing out manufacturing operations at the Company’s Guadalajara, Mexico facility, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors and consolidation of other operations. The charges included $80.4 million to cover employee separation costs associated with the termination of approximately 4,350 employees, asset impairments of $56.2 million and $10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.3 million of non-cash charges associated with the acceleration of the vesting of stock options for terminated employees and $7.4 million for additional pension charges related to terminated employees. As of December 31, 2001, the remaining liability relating to this restructuring was $19.8 million. As of December 31, 2001, approximately 3,500 employees have been terminated under this restructuring plan. All terminations under the restructuring plan are expected to be complete by the fourth quarter of 2002.

     2000

      During 2000, the Company recorded a $5.6 million charge to cover costs associated with a restructuring program at its manufacturing facility in Guadalajara, Mexico. The charge included $3.2 million to cover employee separation costs associated with the termination of approximately 500 employees and $2.4 million for asset impairments that were charged directly against the related assets. In September 2000, the Company completed its evaluation of the costs to be incurred and released $0.8 million of the remaining reserve for employee separation costs to income. As of December 31, 2001, there was no remaining liability relating to the 2000 restructuring program.

     1999

      In December 1999, the Company recorded a restructuring charge of $11.1 million, including $3.5 million to cover employee separation costs relating to approximately 150 employees at a manufacturing facility in Mesa, Arizona that was closed in December as well as $7.6 million to cover equipment write-downs at that facility and other non-cash business exit costs that were charged directly against the related assets. As of December 31, 2001, there was no remaining liability relating to the 1999 restructuring program.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity in the Company’s restructuring reserves is as follows (in millions):

Balance, August 4, 1999	$14.3
Plus: December 1999 employee separation charge	3.5
Less: Payments charged against the reserve	(0.9)
Less: Reserve released to income	(7.4)

Balance, December 31, 1999	9.5
Plus: 2000 employee separation charge	3.2
Less: Payments charged against the reserve	(11.2)
Less: Reserve released to income	(0.8)

Balance, December 31, 2000	0.7
Plus: 2001 employee separation and exit costs	81.7
Less: Payments charged against the reserve	(62.6)

Balance, December 31, 2001	$19.8

      In March 2001, the Company also recorded a $3.8 million charge to cover costs associated with the separation of one of its executive officers. In connection with the separation, the Company paid the former executive officer $1.9 million. In addition, the Company agreed to accelerate the vesting of his remaining stock options and to allow such options to remain exercisable for the remainder of their ten-year term. The Company recorded a non-cash charge of $1.9 million related to the modification of these options.

Note 6:     Acquisition

      On April 3, 2000, the Company acquired all of the outstanding capital stock of Cherry Semiconductor Corporation (“Cherry”) for approximately $253.2 million in cash (including acquisition related costs), which was financed with cash on hand and borrowings of $220.0 million under the Company’s senior bank facilities. Cherry, which was renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets, and had revenues for its fiscal year ended February 29, 2000 of $129.1 million.

      The Cherry acquisition was accounted for using the purchase method of accounting and, as a result, the purchase price and related costs were allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows (in millions):

Fair value of tangible net assets	$71.3
Developed technology	59.3
In-process research and development	26.9
Assembled workforce	10.0
Excess of purchase price over estimated fair value of net assets acquired (goodwill)	85.7

$253.2

      Developed technology is being amortized on a straight-line basis over an estimated useful life of five years. Goodwill was being amortized on a straight-line basis over an estimated useful life of ten years; however, as mentioned previously, such amortization will be discontinued upon the adoption of SFAS 142. Additionally, assembled workforce was being amortized over an estimated useful life of five years. Assembled workforce does not meet the SFAS 141 requirements as an intangible asset apart from goodwill. Accordingly,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon adoption of SFAS 142, the Company will reclassify the unamortized balance of assembled workforce to goodwill and the related amortization will be discontinued.

      The fair value of the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made in using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of the acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a stand-alone basis. Operating margins were based on cost of goods sold and selling, general and administrative expenses as a percentage of revenues. All projected revenue and cost information was based on historical results and trends and did not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from the acquired in-process research and development was 20 percent, which was derived from a weighted average cost of capital analysis adjusted upward to reflect additional risks inherent in the development life cycle.

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

      Cherry’s results of operations have been included in the Company’s consolidated results from the date of acquisition. The following pro forma disclosures present the Company’s results of operations for 2000 as if the Company had acquired Cherry as of January 1, 2000 (in millions, except per share data):

(unaudited)
Total revenues	$2,110.3
Net income before extraordinary loss	85.4
Net income	67.9
Diluted earnings per share before extraordinary loss	$0.46
Diluted earnings per share	$0.35

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:     Balance Sheet Information

      Balance sheet information is as follows (in millions):

	December 31,

	2001	2000

Receivables, net:
Accounts receivable	$144.6	$274.3
Less: Allowance for doubtful accounts	(2.3)	(3.1)

	$142.3	$271.2

Inventories:
Raw materials	$14.4	$27.2
Work in process	139.9	135.8
Finished goods	80.7	118.0

Total inventory	235.0	281.0
Less: Inventory reserves	(51.3)	(22.9)

	$183.7	$258.1

Property, plant and equipment, net:
Land	$11.4	$13.6
Buildings	505.3	470.2
Machinery and equipment	955.2	1,112.8

Total property, plant and equipment	1,471.9	1,596.6
Less: Accumulated depreciation	(916.4)	(948.4)

	$555.5	$648.2

Goodwill and other intangibles, net:
Developed technology	$59.3	$59.3
Assembled work force	10.0	10.0
Goodwill	85.7	85.7
Pension intangible asset	1.3	2.6

Total goodwill and other intangibles	156.3	157.6
Less: Accumulated amortization	(39.1)	(16.8)

	$117.2	$140.8

      Depreciation expense related to property, plant and equipment totaled $135.0 million, $135.8 million and $60.4 million for 2001, 2000 and the period from August 4, 1999 to December 31, 1999, respectively.

Note 8:     Investments in Joint Ventures

      In Leshan, China, we operate a joint venture, Leshan-Phoenix Semiconductor Company Ltd., which operates a back-end manufacturing facility. We own a majority of the outstanding equity interests of the Leshan joint venture. The other shareholder is a Chinese state owned enterprise named Leshan Radio Company Ltd. Due to certain rights held by this minority shareholder, we do not exercise control over this entity normally commensurate with majority ownership and therefore, account for it using the equity method.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. These requests represent a purchase commitment by the respective shareholder of Leshan joint venture; provided, however, that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity), in lieu of the commitment. We had committed to purchase 80% and 87% of the total products produced by Leshan in 2001 and 2000, respectively, and are currently committed to purchase 86% of the product produced by Leshan in 2002. In 2001 and 2000, we actually purchased 79% and 75% of Leshan’s sales, respectively. We provide forecasted needs to Leshan on a periodic basis, an approximate six-month cycle, which are used to establish pricing over the forecasted period, and, as described above, we are responsible for underutilized capacity cost due to variations from our forecasted needs.

      The Company’s investment in Leshan was $31.2 million and 27.3 million at December 31, 2001 and 2000, respectively. The Company’s equity in Leshan’s earnings (loss) totaled $4.0 million and $3.3 million and $(0.5) million for the years ended December 31, 2001 and 2000 and for the period from August 4, 1999 through December 31, 1999, respectively. Summarized financial information for Leshan is as follows (in millions):

As of December 31, 2001
Current assets	$18.3
Noncurrent assets	131.0

Total assets	$149.3

Current liabilities	$14.8
Noncurrent liabilities	83.3
Venture equity	51.2

Total liabilities and equity	$149.3

As of December 31, 2000
Current assets	$19.4
Noncurrent assets	110.4
Total assets	$129.8

Current liabilities	$16.3
Noncurrent liabilities	68.8
Venture equity	44.7
Total liabilities and equity	$129.8

Year ended December 31, 2001
Net sales	$58.0
Gross profit	5.4
Net income	6.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31, 2000
Net sales	$77.8
Gross profit	10.1
Net income	5.4
August 4, 1999 through December 31, 1999
Net sales	$16.3
Gross profit	2.2
Net income (loss)	(0.8)

      In connection with the Recapitalization, the Company loaned Leshan $28.3 million to refinance third-party non-recourse loans. During 2000 and 2001, the Company loaned Leshan an additional $30.0 million and $5 million, respectively, to finance facility expansion. Such loans, which totaled $63.3 and $58.3 at December 31, 2001 and 2000, respectively are included in the other assets in the consolidated balance sheet. The Company’s loans to Leshan bear interest at 7.0%, payable quarterly, and mature at various dates through December 31, 2006.

      The Company had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”), a joint venture with Semiconductors International B.V. (“Philips”) which operates a back-end manufacturing facility in Seremban, Malaysia. Pursuant to the terms of the joint venture agreement, the Company sold its interest in SMP to Philips on February 1, 2001, effective December 31, 2000, for $20.4 million resulting in a pre-tax gain of $3.1. The Company’s investment in the SMP joint venture totaled $13.2 million at December 31, 2000 while its equity in SMP’s earnings totaled $1.4 million in 2000 and $1.8 million for the period from August 4, 1999 through December 31, 1999.

Note 9:     Long-Term Debt

      Long-term debt consists of the following (dollars in millions):

		December 31, 2001		December 31, 2000
	Amount of
	Facility	Interest Rate	Balance	Interest Rate	Balance

Senior Bank Facilities:
Tranche A	$200.0	8.940%	$17.0	9.438%	$18.4
Tranche B	325.0	8.940%	312.5	10.250%	314.0
Tranche C	350.0	8.940%	336.5	10.500%	338.2
Tranche D	200.0	8.940%	197.7	9.750%	198.7
Revolver	150.0	8.940%	125.0	—	—

			988.7		869.3
12% Senior Subordinated Notes due 2009, interest payable semi-annually			260.0		260.0
10% Junior Subordinated Note to Motorola due 2011 (including accrued interest of $24.2 and $13.5), interest compounded semi-annually, payable at maturity			115.2		104.5
Capital lease obligation			1.1		—
2.25% note payable due 2010 (Japan)			21.9		24.5
Less: Current maturities			(12.4)		(5.6)

			$1,374.5		$1,252.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Borrowings under the senior bank facilities, which bear interest at rates selected by the Company based on either LIBOR or an alternative base rate, as defined, plus an interest rate spread, amortize within four to six years. The Tranche A facility contains a $150 million revolving live of credit. Borrowings of $125 million and letters of credit totaling $13.4 million were outstanding against the revolving line of credit at December 31, 2001 leaving $11.6 million of availability at that date. However, any future borrowings against the revolving line of credit are subject to lender approval.

      At June 29, 2001, the Company was not in compliance with the minimum interest expense coverage ratio and leverage ratio covenants related to its senior bank facilities. As of August 13, 2001, the Company received a waiver in respect of such noncompliance at June 29, 2001 and in respect of any future noncompliance with such covenants through December 31, 2002. In connection with such waiver, the Company amended its senior bank facilities as follows:

•	Minimum interest expense coverage ratio and leverage ratio requirements for periods between January 1, 2003 through December 31, 2005 were reduced, maximum capital expenditure limits were reduced and covenants requiring the maintenance of a minimum cash and cash equivalent balance until certain financial ratios are achieved and minimum EBITDA levels through December 31, 2002 were added;

•	The Company was required to obtain $100 million through an equity investment from its principal shareholder, an affiliate of TPG, by September 7, 2001. As described in Note 11, the Company satisfied this requirement on September 7, 2001, when it issued 10,000 shares of its Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG in exchange for $100 million ($99.2 million, net of issuance costs);

•	The interest rate spread on outstanding borrowings increased to 3.0% with respect to alternate base rate loans and 4.0% with respect to Eurodollar loans. Payment of such interest is required on a monthly basis. Additionally, a supplemental interest charge of 2.0% accrues through September 30, 2001, increasing to 3.0% for the period October 1, 2001 through June 30, 2003. Fifty percent of such supplemental interest must be paid by March 31, 2003 with the balance due by June 30, 2003. As a result of these amendments, the Company’s interest expense on an annual basis is expected to increase; and

•	Certain mandatory prepayment provisions contained in the original agreement were revised.

      The Company was in compliance with these amended covenants at December 31, 2001.

      Except as noted below, the senior subordinated notes may not be redeemed prior to August 1, 2004. Redemption prices range from 106% of the principal amount if redeemed in 2004 to 100% if redeemed in 2008 or thereafter. Up to 35% of the aggregate principal amount of the senior subordinated notes may be redeemed prior to August 4, 2002 with the net cash proceeds of a public equity offering at a redemption price equal to 112% of the principal amount redeemed. On May 3, 2000, the Company completed the initial public offering (“IPO”) of its common stock. A portion of the net proceeds was used to redeem $140 million of the senior subordinated notes and to prepay $131 million of the loans outstanding under the senior bank facilities.

      In connection with the Recapitalization, the Company incurred $52.6 million in costs relating to the establishment of its senior bank facilities and the issuance of its senior subordinated notes. During 2001 and 2000, the Company incurred $5.1 and $3.2 million, respectively in costs relating to additional borrowings under and amendments to its senior bank facilities. As previously mentioned, the Company utilized a portion of the net proceeds from its IPO to redeem a portion of its senior subordinated notes and prepay a portion of the loans outstanding under its senior bank facilities. In connection therewith, the Company wrote off $11.9 million of debt issuance costs. Other assets at December 31, 2001 and 2000 includes $35.2 and $36.1 million, respectively, of unamortized debt issuance costs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The senior bank facilities as well as the senior subordinated notes contain various covenants and restrictions, including restrictions on the payment of dividends under certain circumstances. The senior bank facilities also require that substantially all of the Company’s assets be pledged as collateral and are guaranteed by the Company’s domestic subsidiaries.

      In 2000, the Company’s Japanese subsidiary entered into a yen-denominated note agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which has a balance of $21.9 million at December 31, 2001 (based on the yen-to-dollar exchange rate in effect at that date) and bears interest at a annual rate of 2.25%, requires semi-annual principal and interest payments through September 2010 of approximately $1.9 million (based on the yen-to-dollar exchange rate at December 31, 2001). The note is unsecured, however, the bank has rights under the agreement to obtain collateral in certain circumstances. In addition, the note is guaranteed by SCI LLC, the Company’s primary domestic operating subsidiary.

      Annual maturities of long-term debt are as follows (in millions):

Year ending December 31:
2002	$12.4
2003	13.8
2004	18.3
2005	290.1
2006	412.3
Thereafter	640.0

$1,386.9

      In connection with the Recapitalization, the Company and SCI LLC (collectively, the “Issuers”), issued $400.0 million senior subordinated notes due 2009. As of December 31, 2001, $260.0 million of the senior subordinated notes were outstanding. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s Czech subsidiaries, the Leshan joint venture and nominal equity interests in certain of the Company’s other foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The Leshan joint venture and the Company’s majority-owned Czech subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

As of December 31, 2001
Cash and cash equivalents	$—	$124.9	$0.1	$54.8	$—	$179.8
Receivables, net	—	62.4	—	79.9	—	142.3
Inventories	—	25.9	3.1	158.8	(4.1)	183.7
Other current assets	—	6.8	0.1	38.1	—	45.0

Total current assets	—	220.0	3.3	331.6	(4.1)	550.8
Property, plant and equipment, net	—	148.3	42.7	368.9	(4.4)	555.5
Deferred income taxes	—	—	—	1.3	—	1.3
Goodwill and other intangibles	—	9.3	107.9	—	—	117.2
Investments and other assets	(453.1)	61.1	45.4	1.0	481.2	135.6

Total assets	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

Accounts payable	$—	$33.4	$2.4	$75.7	$—	$111.5
Accrued expenses and other current liabilities	—	86.8	0.2	37.0	—	124.0
Deferred income on shipments to distributors	—	43.3	—	56.1	—	99.4

Total current liabilities	—	163.5	2.6	168.8	—	334.9
Long-term debt(1)	260.0	1,352.6	—	21.9	(260.0)	1,374.5
Other long-term liabilities	—	50.6	—	12.1	—	62.7
Intercompany(1)	(297.3)	(630.4)	156.1	510.1	261.5	—

Total liabilities	(37.3)	936.3	158.7	712.9	1.5	1,772.1
Minority interests	—	—	—	—	4.1	4.1
Preferred Stock	101.6	—	—	—	—	101.6
Stockholders’ equity	(517.4)	(497.6)	40.6	(10.1)	467.1	(517.4)

Liabilities, minority interests and stockholders’ equity	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

As of December 31, 2000
Cash and cash equivalents	$—	$44.9	$(1.1)	$145.1	$—	$188.9
Receivables, net	—	118.2	—	153.0	—	271.2
Inventories	—	48.4	6.6	261.6	(58.5)	258.1
Other current assets	—	36.8	0.7	34.6	8.2	80.3

Total current assets	—	248.3	6.2	594.3	(50.3)	798.5
Property, plant and equipment, net	—	157.5	52.4	438.5	(0.2)	648.2
Deferred income taxes	—	278.1	14.2	(5.5)	—	286.8
Goodwill and other intangibles	—	—	140.8	—	—	140.8
Investments and other assets	429.4	340.8	57.8	5.6	(684.9)	148.7

Total assets	$429.4	$1,024.7	$271.4	$1,032.9	$(735.4)	$2,023.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Accounts payable	$—	$62.0	$7.0	$106.0	$—	$175.0
Accrued expenses and other current liabilities	(3.2)	124.4	10.4	97.2	1.3	230.1

Total current liabilities	(3.2)	186.4	17.4	203.2	1.3	405.1
Long-term debt (1)	260.0	1,228.2	—	24.5	(260.0)	1,252.7
Other long-term liabilities	—	9.7	—	11.1	—	20.8
Intercompany (1)	(165.1)	(782.6)	150.4	537.3	260.0	—

Total liabilities	91.7	641.7	167.8	776.1	1.3	1,678.6
Minority interests	—	—	—	—	6.7	6.7
Stockholders’ equity	337.7	383.0	103.6	256.8	(743.4)	337.7

Liabilities, minority interests and stockholders’ equity	$429.4	$1,024.7	$271.4	$1,032.9	$(735.4)	$2,023.0

For the year ended December 31, 2001
Revenues	$—	$639.6	$97.5	$1,398.7	$(921.2)	$1,214.6
Cost of sales	—	639.9	71.3	1,264.4	(975.6)	1,000.0

Gross profit	—	(0.3)	26.2	134.3	54.4	214.6

Research and development	—	12.9	3.8	64.2	—	80.9
Selling and marketing	—	39.1	4.3	31.4	—	74.8
General and administrative	—	45.8	—	85.1	—	130.9
Amortization of goodwill and other intangibles	—	—	22.6	—	—	22.6
Restructuring and other charges	—	56.4	2.5	91.5	—	150.4

Total operating expenses	—	154.2	33.2	272.2	—	459.6

Operating income (loss)	—	(154.5)	(7.0)	(137.9)	54.4	(245.0)
Interest expense, net	—	(71.5)	(18.9)	(43.1)	—	(133.5)
Equity earnings	(831.4)	(251.8)	(0.9)	0.2	1,087.9	4.0
Gain on the sale of investment in joint venture	—	—	3.1	—	—	3.1

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(831.4)	(477.8)	(23.7)	(180.8)	1,142.3	(371.4)
Income tax benefit (provision)	—	(325.5)	(14.8)	11.8	(17.2)	(345.7)
Minority interests	—	—	—	—	2.1	2.1
Cumulative effect of accounting change	—	(44.1)	—	(72.3)	—	(116.4)

Net income (loss)	$(831.4)	$(847.4)	$(38.5)	$(241.3)	$1,127.2	$(831.4)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the year ended December 31, 2000
Revenues	$—	$2,245.8	$122.4	$2,504.5	$(2,798.8)	$2,073.9
Cost of sales	—	1,765.6	92.0	2,256.4	(2,759.0)	1,355.0

Gross profit	—	480.2	30.4	248.1	(39.8)	718.9

Research and development	—	36.8	13.0	19.4	—	69.2
Selling and marketing	—	56.9	6.4	36.8	—	100.1
General and administrative	—	180.7	5.0	47.7	—	233.4
Amortization of goodwill and other intangibles	—	—	16.8	—	—	16.8
Write-off of acquired in-process research and development	—	—	26.9	—	—	26.9
Restructuring charges	—	—	—	4.8	—	4.8

Total operating expenses	—	274.4	68.1	108.7	—	451.2

Operating income (loss)	—	205.8	(37.7)	139.4	(39.8)	267.7
Interest expense, net	—	(78.5)	(14.3)	(38.4)	—	(131.2)
Equity earnings	71.1	24.1	6.3	—	(97.1)	4.4

Income (loss) before taxes, minority interests and extraordinary loss	71.1	151.4	(45.7)	101.0	(136.9)	140.9
Provision for income taxes	—	(58.9)	20.8	(21.5)	9.5	(50.1)
Minority interests	—	—	—	—	(2.2)	(2.2)
Extraordinary loss on prepayment of debt (net of taxes)	—	(17.5)	—	—	—	(17.5)

Net income (loss)	$71.1	$75.0	$(24.9)	$79.5	$(129.6)	$71.1

For the period from August 4, 1999 to December 31, 1999
Revenues	$—	$783.4	$—	$538.0	$(522.7)	$798.7
Cost of sales	—	652.1	—	443.9	(522.7)	573.3

Gross profit	—	131.3	—	94.1	—	225.4

General and administrative	—	49.8	—	27.5	—	77.3
Other operating expenses	—	37.0	—	11.9	(4.3)	44.6

Total operating expenses	—	86.8	—	39.4	(4.3)	121.9

Operating income	—	44.5	—	54.7	4.3	103.5
Interest expense, net	—	(38.8)	—	(17.1)	—	(55.9)
Equity earnings	29.8	21.5	3.0	—	(52.9)	1.4

Income before taxes and minority interests	29.8	27.2	3.0	37.6	(48.6)	49.0
Provision for income taxes	—	(4.0)	—	(13.4)	(0.7)	(18.1)
Minority interests	—	—	—	—	(1.1)	(1.1)

Net income	$29.8	$23.2	$3.0	$24.2	$(50.4)	$29.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the year ended December 31, 2001
Net cash provided by (used in) operating activities	$—	$(38.2)	$2.3	$(101.4)	$—	$(137.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(50.4)	(1.1)	(66.4)	—	(117.9)
Investments in joint ventures and other	—	(0.5)	—	—	—	(0.5)
Acquisition of minority interests in consolidated subsidiaries	—	—	—	(0.1)		(0.1)
Proceeds from sale of investment in joint venture	—	20.4	—	—	—	20.4
Loans to joint venture	—	(5.0)	—	—	—	(5.0)
Proceeds from sales of property, plant and equipment	—	4.8	—	9.0	—	13.8

Net cash used in investing activities	—	(30.7)	(1.1)	(57.5)	—	(89.3)

Cash flows from financing activities:
Intercompany loans	—	(213.5)	—	213.5	—	—
Intercompany loan repayments	—	145.7	—	(145.7)	—	—
Proceeds from senior credit facilities and other borrowings	—	125.0	—	—	—	125.0
Payments on capital lease obligation	—	(1.9)	—	—	—	(1.9)
Proceeds from redeemable preferred stock, net of issuance costs	—	99.2	—	—	—	99.2
Repayment of debt issuance costs	—	(5.1)	—	—	—	(5.1)
Repayment of long term debt	—	(5.6)	—	—	—	(5.6)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	5.1	—	—	—	5.1

Net cash provided by financing activities	—	148.9	—	67.8	—	216.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net increase (decrease) in cash and cash equivalents	—	80.0	1.2	(90.3)	—	(9.1)
Cash and cash equivalents, beginning of period	—	44.9	(1.1)	145.1	—	188.9

Cash and cash equivalents, end of period	$—	$124.9	$0.1	$54.8	$—	$179.8

For the year ended December 31, 2000
Net cash provided by (used in) operating activities	$—	$396.1	$8.9	$(103.7)	$—	$301.3
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(49.4)	(10.0)	(139.4)	—	(198.8)
Investment in business, net of cash acquired	—	(253.2)	—	—	—	(253.2)
Investments in joint ventures and other	—	(2.5)	—	—	—	(2.5)
Acquisition of minority interests in consolidated subsidiaries	—	—	—	(1.5)	—	(1.5)
Loans to unconsolidated joint venture	—	(30.0)	—	—	—	(30.0)
Proceeds from sales of property, plant and equipment	—	4.8	—	13.3	—	18.1

Net cash used in investing activities	—	(330.3)	(10.0)	(127.6)	—	(467.9)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	—	514.8	—	—	—	514.8
Proceeds from borrowings	—	200.0	—	26.1	—	226.1
Intercompany loans	—	(280.0)	—	280.0	—	—
Intercompany loan repayments	—	41.5	—	(41.5)	—	—
Payment of debt issuance costs	—	(3.2)	—	—	—	(3.2)
Repayment of senior credit facilities, including prepayment penalty	—	(131.5)	—	—	—	(131.5)
Repayment of senior subordinated notes, including prepayment penalty	—	(156.8)	—	—	—	(156.8)
Redemption of preferred stock, including accrued dividends	—	(228.4)	—	—	—	(228.4)
Proceeds from exercise of stock options and issuance of common stock	—	7.8	—	—	—	7.8

Net cash (used in) provided by financing activities	—	(35.8)	—	264.6	—	228.8

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	30.0	(1.1)	33.2	—	62.1
Cash and cash equivalents, beginning of period	—	14.9	—	111.9	—	126.8

Cash and cash equivalents, end of period	$—	$44.9	$(1.1)	$145.1	$—	$188.9

For the period from August 4, 1999 to December 31, 1999
Net cash provided by (used in) operating activities	$—	$137.5	$4.9	$(101.7)	$—	$40.7
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(1.8)	—	(62.2)	—	(64.0)
Loans to unconsolidated joint venture	—	(28.3)	—	—	—	(28.3)
Investments in joint ventures and other	—	—	(4.9)	—	—	(4.9)
Proceeds from sales of property, plant and equipment	—	—	—	1.8	—	1.8

Net cash used in investing activities	—	(30.1)	(4.9)	(60.4)	—	(95.4)

Cash flows from financing activities:
Proceeds from issuance of common stock to an affiliate of Texas Pacific Group	—	187.5	—	—	—	187.5
Proceeds from issuance of redeemable preferred stock to an affiliate of Texas Pacific Group	—	150.0	—	—	—	150.0
Proceeds from borrowings under senior credit facilities	—	800.5	—	—	—	800.5
Proceeds from issuance of senior subordinated notes	—	400.0	—	—	—	400.0
Payment of debt of issuance costs	—	(52.6)	—	—	—	(52.6)
Intercompany loans	—	(290.3)	—	290.3	—	—
Intercompany loan repayments		15.9	—	(15.9)	—	—
Repayment of joint venture debt	—	(44.8)	—	—	—	(44.8)

Net cash payments to Motorola in connection with Recapitalization	—	(1,258.7)	—	—	—	(1,258.7)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash (used in) provided by financing activities	—	(92.5)	—	274.4	—	181.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)

Net increase in cash and cash equivalents	—	14.9	—	111.9	—	126.8
Cash and cash equivalents, beginning of period	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$14.9	$—	$111.9	$—	$126.8

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

Note 10:     Income Taxes

      Geographic sources of income (loss) before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change are as follows (in millions):

	Year ended
	December 31,		August 4, 1999
			through
	2001	2000	December 31, 1999

United States	$(186.7)	$65.4	$10.8
Foreign	(184.7)	75.5	38.2

	$(371.4)	$140.9	$49.0

      The provision for income taxes is as follows (in millions):

	Year ended
	December 31,		August 4, 1999
			through
	2001	2000	December 31, 1999

Current
Federal	$(16.5)	$37.1	$12.3
State and local	0.5	4.6	1.7
Foreign	6.6	20.0	21.7

	(9.4)	61.7	35.7

Deferred
Federal	315.8	(8.8)	(7.9)
State and local	39.6	(1.2)	(1.1)
Foreign	(0.3)	(1.6)	(8.6)

	355.1	(11.6)	(17.6)

	$345.7	$50.1	$18.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended
	December 31,		August 4, 1999
			through
	2001	2000	December 31, 1999

U.S. federal statutory rate	(35.0)%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(3.4)	2.8	1.1
Foreign withholding taxes	1.5	2.0	1.4
Foreign rate differential	11.4	(3.5)	(2.6)
Change in valuation allowance	118.2
Other	0.4	(0.7)	2.1

	93.1%	35.6%	37.0%

      Deferred tax assets are as follows (in millions):

	Year ended
	December 31,

	2001	2000

Tax-deductible goodwill	$255.4	$271.5
Reserves and accruals	31.9	25.0
Inventories	29.6	14.4
Property, plant and equipment	28.9	9.1
Net operating loss and tax credit carryforwards	95.3	—
Other	20.0	7.5

Gross deferred tax assets	$461.1	$327.5
Valuation allowance	(450.6)	—

Net deferred tax asset	$10.5	$327.5

      During the fourth quarter of 2001, the Company recorded a $366.8 million income tax charge to establish a valuation allowance for the portion of its deferred tax assets for which it is more likely than not that the related benefits will not be realized. When coupled with the tax benefits relating to the 2001 operating loss which were not recognized during the year, the Company’s valuation allowance totaled $450.6 million at December 31, 2001. The Company established the valuation allowance based upon management’s analysis of the information available which included, among other things, the operating loss experienced during the year as well as uncertainties surrounding the timing of the recovery in economic conditions both generally, as well as within the semiconductor industry. The Company will begin to release the valuation allowance once profitable operations resume.

      As of December 31, 2001, the Company’s federal, state, and foreign net operating loss carryforwards were $215.1 million, $281.9 million, and $19.4 million, respectively. If not utilized, these net operating losses will expire in varying amounts from 2006 through 2022. The Company’s ability to utilize its federal net operating loss may be limited in the future if the Company experiences an ownership change as defined by the Internal Revenue Code.

      Income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries (approximately $92.3 million at December 31, 2001) over which it has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to any of the Company’s U.S. subsidiaries, or if the Company sells its investment in such subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign tax withholdings of $9.7 million.

Note 11:     Redeemable Preferred Stock

      On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Redeemable Preferred Stock (“the preferred stock”) with a stated value of $100 million to an affiliate of TPG. Net proceeds from the sale (after deducting issuance costs) were approximately $99.2 million. As of the issuance date, the preferred stock was convertible at any time into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities, senior subordinated notes and other documents relating to the Company’s indebtedness.

      The per share price of the Company’s common stock on the date of issuance was $3.19, which was $0.37 higher than the conversion price of $2.82, resulting in a beneficial conversion feature (“BCF”) of approximately $13.1 million. The BCF was originally recorded as a discount against the preferred shares with an offsetting increase to additional paid-in capital. However, since the preferred shares are convertible immediately and have no stated redemption date, the discount was accreted in full on the date of issuance effectively eliminating the originally recorded discount. The net loss applicable to common shareholders in 2001 was increased by the $13.1 million accretion for purposes of calculating earnings per share.

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

      The holder’s right to require the Company to redeem the preferred stock is subject to, and expressly conditioned upon, limitations under the Company’s various debt agreements. The holders of the preferred stock will be entitled to vote with the holders of the Company’s common stock as a single class. As of the issuance date, each share of preferred stock was entitled to approximately 3,135 votes, subject to certain adjustments for accumulated dividends and those made in accordance with anti-dilution provisions contained in the underlying agreements.

Note 12:     Common Stock

      On May 3, 2000, the Company completed the initial public offering of its common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock then outstanding (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities. In connection with this debt prepayment, the Company incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statement of operations for 2000.

      Earnings (loss) per share calculations for 2001 and 2000 and the period August 4, 1999 to December 31, 1999 are as follows (in millions, except per share data):

	2001	2000	1999

Net income (loss) before extraordinary loss and cumulative effect of accounting change	$(715.0)	$88.6	$29.8
Less: Accretion of beneficial conversion feature of redeemable preferred stock	(13.1)	—	—
Less: Redeemable preferred stock dividends	(2.4)	(8.8)	(10.6)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(730.5)	79.8	19.2
Extraordinary loss on debt prepayment	—	(17.5)	—
Cumulative effect of accounting change	(116.4)	—	—

Net income (loss) available for common stock	$(846.9)	$62.3	$19.2

Basic weighted average common shares outstanding	173.6	160.2	136.7
Add: Incremental shares for:
Dilutive effect of stock options	—	5.4	7.9
Convertible redeemable preferred stock	—	—	—

Diluted weighted average common shares outstanding	173.6	165.6	144.6

Earnings per share:
Basic:
Net income (loss) available for common stock before extraordinary loss and cumulative effect of accounting change	$(4.21)	$0.50	$0.14
Extraordinary loss on debt prepayment	—	(0.11)	—
Cumulative effect of accounting change	(0.67)	—	—

Net (loss) income available for common stock	$(4.88)	$0.39	$0.14

Diluted:
Net income (loss) available for common stock before extraordinary loss and cumulative effect of accounting change	$(4.21)	$0.49	$0.13
Extraordinary loss on debt prepayment	—	(0.11)	—
Cumulative effect of accounting change	(0.67)	—	—

Net income (loss) available for common stock	$(4.88)	$0.38	$0.13

      Basic earnings (loss) per share are computed by dividing net income (loss) available for common stock adjusted for dividends accrued on the Company’s redeemable preferred stock and the accretion of the beneficial conversion feature on the redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share generally assumes the conversion of the convertible redeemable preferred stock into common stock and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For 2001, the assumed

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion of the redeemable preferred stock as well as the effect of stock option shares were not included as the related impact would have been anti-dilutive.

Note 13:     Stock Options

     1999 Founders Stock Option Plan

      The Company adopted the ON Semiconductor 1999 Founders Stock Option Plan (“the 1999 Plan”), which is an incentive plan for key employees, directors and consultants. A total of 11.6 million shares of the Company’s common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan is administered by the Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees, directors and consultants who will receive grants and determine the exercise prices and vesting schedules of the options. Prior to the existence of a public market for the Company’s common stock, the Board of Directors determined fair market value.

2000 Stock Incentive Plan

      On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) to provide key employees, directors and consultants with various equity-based incentives as described in the plan document. During 2001, stockholders voted to amend the 2000 Plan to increase the number of shares of the Company’s common stock issuable thereunder by 3.0 million (for an aggregate of 13.0 million shares at December 31, 2001). The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules.

      Generally, the options granted under both plans vest over a period of four years. Under the 1999 Plan, all outstanding options and under the 2000 Plan certain outstanding options vest automatically upon a change of control, as defined, provided the option holder is employed by the Company on the date of the change in control. Under the 2000 Plan, certain other outstanding options vest upon a change of control if the Board of Directors of the Company, in its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability).

      There was an aggregate of 4.7 million, 6.6 million and 1.5 million shares of common stock available for grant under the 1999 Plan and the 2000 Plan at December 31, 2001, 2000 and 1999, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional information with respect to the activity of the Company’s stock option plans is as follows (in millions, except per share data):

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	14.4	$6.46	10.1	$1.50	—	—
Grants	8.4	5.26	5.5	15.18	10.1	$1.50
Exercises	(0.6)	1.50	(0.6)	1.67	—	—
Cancellations	(3.5)	7.42	(0.6)	7.71	—	—

Outstanding at end of year	18.7	$5.91	14.4	$6.46	10.1	$1.50

Exercisable at end of year	4.6	$4.65	2.6	$3.32	0.8	$1.50

Weighted average fair value of options granted during the period		$3.25		$8.04		$0.39

      The following tables summarize options outstanding and options exercisable at December 31, 2001:

	Outstanding Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price

$1.45-$3.86	9.8	8.22	$2.05
$5.50-$7.00	4.9	9.16	6.17
$9.03-$16.00	3.5	8.45	14.54
$17.37-$21.38	0.5	8.58	19.17

Totals	18.7		$5.91

	Exercisable Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price

$1.50-$1.50	3.6	7.69	$1.50
$9.03-$16.00	0.9	8.44	14.65
$17.37-$21.38	0.1	8.57	19.23

Totals	4.6

      These options will expire if not exercised at specific dates through November 2011.

      In 2001, the Company issued warrants to purchase 1,250,000 shares of common stock to consultants for services rendered during 2001. These warrants, which have an exercise price of $1.90 per share, were recorded at their estimated fair value of $1.3 million as a charge to general and administrative expense and with an offsetting credit to additional paid-in capital.

      The Company also recorded charges of $3.2 million related to the modification of option terms for employees terminated under the restructuring plan as well as the separation of an executive officer. These charges are recorded in restructuring and other charges in the consolidated statement of operations with an offsetting credit to additional paid-in capital.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2000, an employee of the Company was granted 80,000 stock appreciation rights under the 2000 Plan with a reference price of $16.00.

      In 2000, the Company granted certain consultants options to purchase approximately 91,000 shares of common stock at exercise prices ranging from $1.50 to $16.00 per share. The aggregate estimated fair value of these options of $1.2 million was recognized as expense over the term of the respective consulting agreements, approximately $0.5 million in 2001 and $0.7 million in 2000.

      In 1999, the Company paid its Chairman of the Board a consulting fee of $0.1 million and granted him an option to purchase 200,000 shares of common stock for services rendered in connection with the Recapitalization. Also in 1999, the Company paid an entity owned by one of its directors a consulting fee of $1.8 million and granted that director an option to purchase 410,000 shares of common stock for services rendered in connection with the Recapitalization. The options, which have an exercise price of $1.50 per share, were recorded as a charge to accumulated deficit at their estimated fair value of $0.6 million.

2000 Employee Stock Purchase Plan

      On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees will be limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2001 and 2000, employees purchased approximately 1.3 million and 1.0 million shares under the plan. During 2001, shareholders voted to amend the 2000 Employee Stock Purchase Plan to increase the number of shares of the Company’s common stock issuable thereunder by 4.0 million (for an aggregate of 5.5 million shares).

Fair Value of Stock Options

      As permitted by SFAS 123, the Company measures compensation expense in accordance with APB 25. Had the Company determined employee stock compensation expense in accordance with SFAS 123, the Company’s net income (loss) for 2001, 2000 and for the period from August 4, 1999 through December 31, 1999 would have been (increased) reduced to the pro forma amounts indicated below (in millions):

	Year ended		August 4, 1999
	December 31,		through
			December 31,
	2001	2000	1999

Net income (loss)
As reported	$(831.4)	$71.1	$29.8
Pro-forma	(841.4)	63.7	29.5
Basic earnings (loss) per share
As reported	$(4.88)	$0.39	$0.14
Pro-forma	$(4.94)	$0.34	$0.14
Diluted earnings (loss) per share
As reported	$(4.88)	$0.38	$0.13
Pro-forma	$(4.94)	$0.33	$0.13

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2001	2000	1999

Expected life (in years)	5	5	5
Risk-free interest rate	4.82%	6.41%	5.90%
Volatility	0.70	0.60	0.00

Employee Stock Purchase Plan	2001	2000

Expected life (in years)	0.25	0.33
Risk-free interest rate	4.26%	6.20%
Volatility	0.70	0.60

      The weighted-average estimated fair value of employee stock options granted during 2001, 2000 and 1999 was $3.25, $8.04 and $0.39 per share, respectively. The weighted-average estimated fair value of shares sold under the 2000 Employee Stock Purchase Plan during 2001 and 2000 was $1.24 and $3.73, respectively.

Note 14:     Employee Benefit Plans

Defined Benefit Plans

      In conjunction with the Recapitalization, the Company established the ON Semiconductor Pension Plan (the “Plan”) that, after one year of service, covered most U.S. employees who were also formerly employees of Motorola. The Plan’s benefit formula is dependent upon employee’s earnings and years of service. Benefits under the Plan are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with the requirements and regulations of the Internal Revenue Code.

      In November 1999, the Plan was amended so that benefit accruals under the Plan will be discontinued effective December 31, 2004 for those employees whose combined age and years of service (in complete years) equaled or exceeded 65 at August 4, 1999 (the “Grandfathered Employees”). Benefit accruals under the plan for all other employees were discontinued effective December 31, 2000. Upon termination or retirement, employees may elect to receive their benefits in the form of either an annuity contract or a lump-sum distribution. This plan curtailment resulted in a reduction in the Plan’s benefit obligation of $12.6 million in 1999. After recognition of the related unrecognized prior service cost and other charges, the Company recognized a net curtailment gain of $0.5 million during the period from August 4, 1999 through December 31, 1999. In 2000, the ON Semiconductor Grandfathered Pension Plan (the “Grandfathered Plan”) was established and the assets and accumulated benefits related to the Grandfathered Employees were transferred to the Grandfathered Plan.

      Effective April 15, 2001, the Company terminated the Plan in a standard termination, which requires plan assets be sufficient to provide all benefits for participants and beneficiaries of deceased participants. The Plan’s termination was approved by the Pension Benefit Guaranty Corporation, the government agency that regulates pension plan terminations. The Company also anticipates seeking the approval of the Internal Revenue Service with respect to the termination of the Plan. In 2001, substantially all accrued benefits under the Plan were distributed to participants.

      Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. Benefits under all foreign pension plans are also valued using the projected unit credit cost method.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

Assumptions used to value the Company’s pension obligations are as follows:
Expected return on plan assets	8.50%	6.60%	8.50%	7.46%
Discount rate	7.40%	5.08%	6.80%	5.76%

	2001			2000

	U.S.	Foreign		U.S.	Foreign
	Pension	Pension		Pension	Pension
	Plans	Plans	Total	Plans	Plans	Total

Benefit obligation, beginning of period	$77.4	$32.8	$110.2	$67.1	$34.3	$101.4
Service cost	2.1	2.2	4.3	4.7	2.6	7.3
Interest cost	2.4	1.6	4.0	4.5	2.0	6.5
Curtailment gain	—	(0.2)	(0.2)
Actuarial (gain) loss	18.0	(0.5)	17.5	4.7	(2.5)	2.2
Benefits paid	(58.4)	(11.7)	(70.1)	(3.6)	(0.7)	(4.3)
Translation (gain) loss	—	(1.9)	(1.9)	—	(2.9)	(2.9)

Benefit obligation, end of period	$41.5	$22.3	$63.8	$77.4	$32.8	$110.2

Change in Plan Assets:
Fair value, beginning of period	$60.5	$18.1	$78.6	$61.8	$18.4	$80.2
Actual return on plan assets	0.4	(0.6)	(0.2)	2.3	(1.0)	1.3
Employer contributions	7.6	4.4	12.0	—	2.6	2.6
Benefits paid	(58.4)	(11.7)	(70.1)	(3.6)	(1.0)	(4.6)
Translation gain (loss)	—	(1.1)	(1.1)	—	(0.9)	(0.9)

Fair value, end of period	$10.1	$9.1	$19.2	$60.5	$18.1	$78.6

Balances, end of period:
Pension benefit obligation	$(41.5)	$(22.3)	$(63.8)	$(77.4)	$(32.8)	$(110.2)
Fair value of plan assets	10.1	9.1	19.2	60.5	18.1	78.6

Funded status	(31.4)	(13.2)	(44.6)	(16.9)	(14.7)	(31.6)
Unrecognized net actuarial loss (gain)	17.3	(0.2)	17.1	7.6	(0.7)	6.9
Unrecognized prior service cost	1.3	2.2	3.5	2.6	4.9	7.5

Net liability recognized, end of period	$(12.8)	$(11.2)	$(24.0)	$(6.7)	$(10.5)	$(17.2)

The net liability recognized in the consolidated Balance sheets consists of the following:
Accrued benefit liability	$(27.9)	$(11.2)	$(39.1)	$(9.6)	$(10.5)	$(20.1)
Intangible asset	1.3	—	1.3	2.6	—	2.6
Deferred tax valuation allowance	5.6		5.6
Accumulated other comprehensive Income (loss)	8.2	—	8.2	0.3	—	0.3

Net liability recognized, end of period	$(12.8)	$(11.2)	$(24.0)	$(6.7)	$(10.5)	$(17.2)

Assumptions used to determine pension costs are as follows:
Discount rate	7.40%	5.08%	6.80%	5.76%
Expected return on assets	8.50%	6.60%	8.50%	7.46%
Rate of compensation increase	3.00%	3.77%	5.00%	4.75%

	2001			2000			Period from August 4, 1999
							to December 31, 1999
	U.S.	Foreign		U.S.	Foreign
	Pension	Pension		Pension	Pension			Foreign
	Plans	Plans	Total	Plans	Plans	Total	US Plan	Plans	Total

Components of net periodic pension cost:
Service cost	$2.1	$2.2	$4.3	$4.7	$2.6	$7.3	$2.5	$1.0	$3.5
Interest cost	2.4	1.6	4.0	4.5	2.0	6.5	2.4	0.8	3.2
Expected return on assets	(1.4)	(1.0)	(2.4)	(5.2)	(1.5)	(6.7)	(2.4)	(0.5)	(2.9)
Amortization of prior service cost	0.2	0.4	0.6	0.2	0.6	0.8	0.5	0.2	0.7
Other losses	0.3		0.3
Settlement loss (curtailment gain)	9.9	2.3	12.2	—	—	—	(0.5)		(0.5)

Net periodic pension cost	$13.5	$5.5	$19.0	$4.2	$3.7	$7.9	$2.5	$1.5	$4.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $60.4 million, $54.6 million and $16.3 million, respectively as of December 31, 2001 and $107.5 million, $96.1 million and $76.5 million, respectively as of December 31, 2000.

Defined Contribution Plans

      The Company has a deferred compensation plan (“the Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. For the period from August 4, 1999 through December 31, 1999, there were no Company matching contributions to the Savings Plan; however, U.S. employees were eligible for a profit sharing contribution. The Company recognized $1.3 million of expense for the profit sharing feature of the Savings Plan for the period from August 4, 1999 through December 31, 1999. No profit sharing contributions were made in 2001 or 2000.

      Effective January 1, 2000, the Company began a matching contribution of 100% of the first 4% of employee contributions, and 50% of the next 4% of employee contributions, as defined in the Savings Plan. The Company recognized $7.1 million of expense relating to matching contributions in 2000. Effective March 1, 2001 the Company amended the Savings Plan to make the matching contribution discretionary. A discretionary matching contribution was offered through April 2001, resulting in $2.2 million of related expense in 2001. Effective January 1, 2002, the Company reinstated a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, an additional 50% of the next 6% of employee contributions.

      Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.6 million, $1.0 million and $0.4 million relating to these plans for the years ended 2001 and 2000 and the period from August 4, 1999 through December 31, 1999, respectively.

Note 15:	Financial Instruments

Foreign Currencies

      As a multinational business, the Company’s transactions are denominated in a variety of currencies. When appropriate, the Company uses forward foreign currency contracts to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s policy prohibits trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

      Under the Company’s foreign exchange management program, foreign subsidiaries provide forecasts of their foreign currency exposures. The Company then aggregates the forecasted amounts and enters into foreign currency contracts in order to create an offset to the underlying exposures. Losses or gains on the underlying cash flows or investments offset gains or losses on the financial instruments. The Company primarily hedges existing assets and liabilities and cash flows associated with transactions currently on its balance sheet.

      At December 31, 2001 and 2000, the Company had net outstanding foreign exchange contracts with notional amounts of $33.8 million and $29.7 million, respectively. The contracts as of December 31, 2001 were obtained through financial institutions and matured within two months. In 2000, most of the contracts were obtained through Motorola and matured within two months with the longest maturing in eight months. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts, which are included in other long-term liabilities, should offset losses and gains on the assets, liabilities and transactions being hedged. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following schedule shows the net foreign exchange positions in U.S. dollars as of December 31, 2001 and 2000 (in millions):

	December 31,

	2001	2000
	Buy (Sell)	Buy (Sell)

Japanese Yen	$(31.9)	$(58.6)
Malaysian Ringgit	—	19.4
Euro	(8.0)	6.6
Mexican Peso	2.4	1.5
British Pound	6.1	(1.5)
Singapore Dollar	1.5	3.2
Taiwan Dollar	(3.4)	—
Other	(0.5)	(0.3)

	$(33.8)	$(29.7)

      The Company is exposed to credit-related losses if counterparties to its financial instruments fail to perform their obligations. At December 31, 2001, the counterparties on the Company’s foreign exchange contracts are two highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2001, 2000 and for the period August 4, 1999 to December 31, 1999, aggregate foreign currency transaction gains totaled $1.2 million, $6.9 million and $2.2 million, respectively.

Interest Rate Agreements

      At December 31, 2001, the Company had four interest rate swaps and one interest rate cap in effect which are required by the Company’s senior bank facilities. The interest rate swaps are floating-to-fixed rate agreements based on LIBOR with quarterly interest rate resets. Receipts on the interest rate cap are generated when LIBOR exceeds the cap limit of 7.0%. The aggregate notional amount of the interest rate swaps and interest rate cap is $255 million and $65 million, respectively. The notional amounts are used solely as the basis for which the payment streams are calculated and exchanged. The notional amount is not a measure of the exposure to the Company through the use of the swaps or cap. Amounts to be paid or received under the contracts are recorded in either other current assets or accrued expenses in the accompanying consolidated balance sheet and as an adjustment to interest expense. The interest rate swaps expire during the years 2002 through 2004, while the cap expires in December of 2002.

Other

      At December 31, 2001, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Fair Value of Financial Instruments

      The Company uses the following methods to estimate the fair values of its financial instruments:

Cash and Cash Equivalents

      The carrying amount approximates fair value due to the short-term maturities of such instruments.

Leshan Notes Receivable

      The fair value of the Leshan notes receivable approximates its carrying amount as the interest rate on these notes approximates market.

Investment in Joint Ventures

      It was not practicable to estimate the fair value of non-marketable investments because of a lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts of $32.1 and $45.3 at December 31, 2001 and December 31, 2000 represents the costs of investments currently owned, which management believes are not impaired.

Long-term Debt

      The fair value of amounts outstanding under the Company’s senior bank facilities approximate fair value because these borrowings have variable interest rate terms. The fair values of the Company’s other long-term borrowings are determined by obtaining quoted market prices if available or market prices for comparable debt instruments.

     Foreign Currency Exchange Contracts

      Forward foreign exchange contracts are valued at current foreign exchange rates for contracts with similar maturities.

     Interest Rate Agreements

      The fair values of the interest rate swaps and cap are included in other long-term liabilities in the accompanying consolidated balance sheet and are the amounts at which they could be settled and are estimated by obtaining quotes from brokers.

     Series A Cumulative Convertible Redeemable Preferred Stock

      Management believes the fair value of the Company’s cumulative convertible redeemable preferred stock approximates its carrying value as the preferred stock was recently issued and market conditions have not significantly changed since the issuance.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying amounts and fair values of the Company’s financial instruments at December 31, 2001 and 2000 are as follows (in millions):

	December 31, 2001		December 31, 2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Leshan note receivable	$63.3	$63.3	$58.3	$58.3
Investment in joint ventures	32.1	32.1	45.3	45.3
Long-term debt	(1,374.5)	(1,132.3)	(1,252.7)	(1,260.3)
Foreign currency exchange contracts	0.9	0.9	5.8	5.8
Interest rate agreements	(12.2)	(12.2)	—	(2.1)
Series A preferred stock	101.6	101.6

Note 17:     Commitments and Contingencies

     Leases

      The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2001 (in millions):

Year ending December 31:
2002	$24.6
2003	15.0
2004	7.8
2005	2.8
2006	1.2
Thereafter	1.6

$53.0

      The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense for 2001, 2000 and the period from August 4, 1999 through December 31, 1999 was $11.0 million, $13.0 million and $7.0 million, respectively.

      In November 1999, SCI LLC leased computer equipment pursuant to an agreement, as amended, which has been treated as an operating lease for financial reporting purposes. As of December 31, 2001, remaining payments under this lease totaled $9.4 million and are secured by two letters of credit totaling $6.9 million issued in favor of the lessor under the Company’s revolving line of credit. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under the lease a portion of which would be satisfied by the letters of credit. The lease expires 2006 while a $3.0 million letter of credit expires in September 2002 and the other letter of credit is renewable on a yearly basis until July 2005 when it expires.

Legal Matters

      The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraph, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against it and certain of its

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current and former officers, current directors and the underwriters for its IPO. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. These lawsuits, allege, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suits seek rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit, and intends to defend the litigation vigorously.

Note 18:     Related Party Transactions

      In connection with the Recapitalization, the Company paid TPG a financial advisory fee in the amount of $25.0 million. The Company has also agreed to pay TPG an annual management fee of up to $2.0 million. In connection with the Cherry acquisition in April 2000, the Company paid TPG a $2.0 million advisory fee in-lieu of the annual management fee for 2000. Management fees payable to TPG for the period from August 4, 1999 through December 31, 1999 were $0.8 million and are included in general and administrative expense. Under the amended debt agreements, the payment of the annual cash management fee to TPG is deferred until certain conditions are met. Prior to such time, management fees may be paid to TPG with the Company’s common stock or warrants.

      In connection with the Recapitalization, Motorola assigned, licensed and sublicensed to the Company intellectual property relating to certain of the Company’s products. Motorola also agreed to continue providing manufacturing and assembly services, to continue using similar services the Company provides to them and to lease real estate to the Company. The manufacturing and assembly services that the Company and Motorola have agreed to continue to provide to each other are at prices intended to approximate each party’s cost of providing the services and are fixed throughout the term of the agreements. Subject to the Company’s right to cancel upon six months’ written notice, the Company has minimum commitments to purchase manufacturing services from Motorola of approximately $22.0 million and $3.0 million in years 2002 and 2003, respectively.

      Related party activity between the Company and Motorola is as follows (in millions):

	Year ended		August 4, 1999
	December 31,		Through
			December 31,
	2001	2000	1999

Purchases of manufacturing services from Motorola	$86.1	$162.3	$101.3
Cost of other services, rent and equipment purchased from Motorola	17.7	96.0	21.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19:     Supplemental Disclosure of Cash Flow Information

      The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended		August 4, 1999
	December 31,		Through
			December 31,
	2001	2000	1999

Non-cash financing activities:
Issuance of common stock to Motorola	$—	$—	$17.5
Issuance of redeemable preferred stock to Motorola	—	—	59.0
Issuance of junior subordinated note to Motorola	—	—	91.0
Equipment acquired through capital leases	3.0	—	—
Cash (received) paid for:
Interest	118.1	131.2	20.7
Income taxes	(2.4)	54.2	5.9

Note 20:     Segment Information

      The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor components and operates in one segment. The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic location. The Company conducts a substantial portion of its operations outside of the United States and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

      Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,

	2001	2000	1999

The Americas*	$202.4	$275.9	$221.4
Asia/ Pacific	171.3	171.1	159.7
Europe	103.3	103.0	89.0
Japan	78.5	98.2	99.6

	$555.5	$648.2	$569.7

*	The decrease from 2000 to 2001 relates primarily to the decision to phase-out manufacturing operations at the Company’s Guadalajara, Mexico facility and the related asset impairment charges recorded in 2001.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total revenues by geographic location, including local sales and exports made by operations within each area, are summarized as follows (in millions):

	Year ended		August 4, 1999
	December 31,		Through
			December 31,
	2001	2000	1999

United States	$430.6	$856.0	$333.0
The Other Americas	55.1	109.1	42.4
Asia/ Pacific	376.8	551.5	183.6
Europe	264.0	414.8	144.9
Japan	88.1	142.5	94.8

	$1,214.6	$2,073.9	$798.7

      Sales to Motorola and two other customers accounted for approximately 7%, 8% and 8%, respectively of the Company’s total revenue during 2001 compared to approximately 10%, 11% and 12%, respectively during 2000, and approximately 16%, 10% and 9%, respectively for the period from August 4, 1999 to December 31, 1999.

Note 21:     Selected Quarterly Financial Data (unaudited):

      Consolidated quarterly financial information for 2001 and 2000 follows (in millions, except per share data):

	2001

	Mar. 30(1)	June 29(2)	Sept. 28(3)	Dec. 31(4)

Quarter ended
Total revenues	$360.5	$310.7	$276.5	$266.9
Gross profit	86.6	55.1	36.2	36.7
Net loss before cumulative effect of accounting change	(43.0)	(152.2)	(68.9)	(450.9)
Net loss	(159.4)	(152.2)	(68.9)	(450.9)
Diluted net loss before cumulative effect of accounting change per common share	$(0.25)	$(0.88)	$(0.47)	$(2.60)
Diluted net loss per common share	$(0.92)	$(0.88)	$(0.47)	$(2.60)

	2000

	April 1	July 1(5)	Sept. 30	Dec. 31

Quarter ended
Total revenues	$486.8	$550.5	$543.2	$493.4
Gross profit	163.4	192.8	194.0	168.7
Net income before extraordinary loss	25.5	15.5	29.9	17.7
Net income (loss)	25.5	(2.0)	29.9	17.7
Diluted net income before extraordinary loss per common share	$0.13	$0.08	$0.17	$0.10
Diluted net income (loss) per common share	$0.13	$(0.03)	$0.17	$0.10

(1)	Effective January 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until the distributor resells the product. The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) and was recorded during the quarter ended March 30, 2001.

In March 2001, the Company recorded a $34.2 million charge to cover costs associated with a worldwide restructuring program covering both manufacturing locations and selling, general and administrative functions. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees and $2.9 million for asset impairments that were charged directly against the related assets. The Company also recorded a $3.8 million charge to cover costs associated with the separation of an executive officer. The Company recognized a pre-tax gain of $3.1 million on the sale of its 50% interest in SMP to Philips in February 2001.

(2)	In June 2001, the Company recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program. This program includes phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors and consolidation of other operations. The charge included $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, asset impairments of $42.2 million and $10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees.

(3)	At June 29, 2001, the Company was not in compliance with certain of its senior credit facilities. On August 13, 2001, the Company’s lenders agreed to waive such non-compliance and to amend the related agreement to temporarily eliminate certain covenants, reduce certain covenants, add new covenants, increase interest rates applicable to outstanding borrowings and require the Company to obtain a $100 million investment from TPG. On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Redeemable Preferred Stock to an affiliated of TPG resulting in proceeds of $99.2 million. As the preferred stock is convertible into shares of common stock at a price lower than the market price on the date of issuance there was a beneficial conversion feature (“BCF”) of $13.1 million inherent in the preferred stock. The BCF was originally recorded as a discount against the preferred shares with an offsetting increase to additional paid-in capital. However, since the preferred shares are convertible immediately and have no stated redemption date, the discount was accreted in full on the day of issuance. The net loss applicable to common shareholders increased by the $13.1 million accretion for purposes of calculating earnings per share.

(4)	During the fourth quarter of 2001, the Company recorded a $366.8 million income tax charge to establish a valuation allowance for the portion of its deferred taxes for which it is more likely than not that the related benefits will not be recognized. Additionally, the Company recorded a $16.6 million charge to cover costs associated with a worldwide restructuring program. The charge included $5.6 million to cover employee separation costs with the termination of approximately 50 employees and $11.0 million for asset impairments charged directly against the related assets.

(5)	During the quarter ended July 1, 2000, the Company incurred a pre-tax charge of $26.9 million relating to the write-off of in-process research and development relating to the Cherry acquisition described in Note 6. Additionally, the Company incurred a charge of $29.2 million ($17.5 million after tax) relating to prepayment penalties, redemption premiums and the write-off of debt issuance costs. As described in Note 12, this charge was treated as an extraordinary loss in the accompanying financial statements.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Motorola, Inc.:

      We have audited the accompanying combined statement of revenues less direct and allocated expenses before taxes for the Semiconductor Components Group of Motorola, Inc. (“the Company” or “the Business”) for the period from January 1, 1999 through August 3, 1999. This combined statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this combined statement based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement. We believe that our audit provides a reasonable basis for our opinion.

      The accompanying combined statement was prepared to comply with the rules and regulations of the Securities and Exchange Commission and on the basis of presentation as described in Note 1. The accompanying combined statement presents the combined revenues less direct and allocated expenses before taxes of the Business, and is not intended to be a complete presentation of the Business’ results of operations or cash flows. The results of operations before taxes are not necessarily indicative of the results of operations before taxes that would be recorded by the Company on a stand-alone basis.

      In our opinion, the accompanying combined statement presents fairly, in all material respects, the combined revenues less direct and allocated expenses before taxes for the period from January 1, 1999 through August 3, 1999 on the basis described in Note 1, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Phoenix, Arizona

January 7, 2000

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

COMBINED STATEMENT OF REVENUES

LESS DIRECT AND ALLOCATED EXPENSES BEFORE TAXES

Period from
January 1,
1999 through
August 3, 1999

(in millions)
Revenues:
Net sales — trade	$895.4
Foundry revenues	91.0

Total revenues	986.4

Direct and allocated costs and expenses:
Cost of sales	711.3
Research and development	34.3
Selling and marketing	39.0
General and administrative	89.4

Operating costs and expenses	874.0

112.4

Other income (expenses):
Equity in earnings from joint ventures	2.4
Interest expense	(9.1)
Minority interest in earnings of consolidated entities	(0.9)

Other expenses, net	(7.6)

Revenues less direct and allocated expenses before taxes	$104.8

See accompanying notes to combined Statement of Revenues Less Direct And Allocated Expenses Before Taxes.

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENT OF REVENUES LESS DIRECT AND ALLOCATED EXPENSES BEFORE TAXES

(1) Basis of Presentation

      The Semiconductor Components Group (“SCG” or “the Business”) is defined as the discrete and integrated circuits standard products of the Semiconductor Products Sector (“SPS”) of Motorola, Inc. (“Motorola”), including Power BiPolar, Rectifiers, Thyristors, Zeners, TMOS, Analog, ECL, Small Signal and Logic Products. Manufacturing operations for the Business are primarily conducted in plants in Guadalajara, Mexico, Carmona, Philippines, Seremban, Malaysia (2 Plants), Phoenix, Arizona, United States and Aizu, Japan (collectively referred to as “SCG plants”). Certain manufacturing operations related to SCG products are also performed at other SPS plants. Similarly, certain SCG plants perform manufacturing operations related to other SPS product lines. SCG also has investments in various joint ventures, which are accounted for on the equity method.

      Motorola performs cash management on a centralized basis and SPS processes receivables and certain payables, payroll and other activity for SCG. Most of these systems are not designed to track receivables, liabilities and cash receipts and payments on a business specific basis. Accordingly, it is not practical to determine certain assets and liabilities associated with the business. Given these constraints, certain supplemental cash flow information is presented in lieu of a statement of cash flows. (See Note 7.) Assets and liabilities not specifically identifiable to the Business include:

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

      The combined statement of revenues less direct and allocated expenses before taxes include all revenues and costs attributable to the Business including an allocation of the costs of shared facilities and overhead of Motorola and SPS. In addition, certain costs incurred at SCG plants for the benefit of other SPS product lines are allocated from SCG to the other SPS divisions.

      All of the allocations and estimates in the combined statement of revenues less direct and allocated expenses before taxes are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Business had been operated on a stand-alone basis.

      Transactions between the Business and other Motorola and SPS operations have been identified in the combined statement as transactions between related parties to the extent practicable (See Note 2).

(2) Summary of Significant Accounting Policies

     (a) Basis of Combination

      All significant intercompany transactions within the Business have been eliminated.

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENT OF REVENUES LESS DIRECT AND ALLOCATED EXPENSES BEFORE TAXES — (Continued)

     (b) Revenue Recognition

      Revenues from the sale of SCG semiconductor products is generally recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment.

     (c) Related Party Transactions

      SCG manufactures products for other sectors of Motorola. Sales of these products are treated as external sales and are reflected in the accompanying combined statement of revenues less direct and allocated expenses before taxes with the related cost of sales. These sales totaled $76.1 million for the period from January 1, 1999 through August 3, 1999.

      SCG also manufactures products, at cost, for other SPS divisions and these other divisions also manufacture products for SCG. The gross amounts charged to/from SCG for these products are summarized as follows (in millions):

January 1, 1999
through
August 3, 1999

Manufacturing services performed by other SPS divisions on behalf of SCG	$125.5

Manufacturing services performed by SCG and transferred at actual production costs to other SPS divisions	$91.0

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

      Total amounts allocated to SCG for research and development, selling and marketing, and general and administrative expenses were as follows (in millions):

January 1, 1999
through
August 3, 1999

Research and development	$13.3

Selling and marketing	$2.2

General and administrative	$50.0

      These cost allocations are included in the accompanying combined statement of revenues less direct and allocated expenses before taxes but are not necessarily indicative of the costs that would be incurred by the Business on a stand-alone basis.

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENT OF REVENUES LESS DIRECT AND ALLOCATED EXPENSES BEFORE TAXES — (Continued)

     (d) Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is computed over the following estimated useful lives predominately on the straightline method:

Buildings	30-40 years
Machinery and equipment	3-8 years

     (e) Interest Expense

      Net interest expense has been allocated from Motorola to SPS and in turn to SCG in the amount of approximately $7.5 million for the period from January 1, 1999 through August 3, primarily on the basis of net assets. SCG management believes this allocation is reasonable, but it is not necessarily indicative of the cost that would have been incurred if the Business had been operated on a stand-alone basis.

     (f) Currencies and Foreign Currency Instruments

      SCG’s functional currency for all foreign operations is the U.S. dollar, except for Japan and Europe which is the local currency. Accordingly, the net effect of gains and losses from translation of foreign currency financial statements into U.S. dollars is included in current operations. The net translation gains and losses for Japan and Europe are not significant and are included as a component of business equity. Gains and losses resulting from foreign currency transactions are included in current operations and were not significant for the period from January 1, 1999 through August 3, 1999.

(g)	Use of Estimates in Preparation of Statement of Revenues less Direct and Allocated Expenses Before Taxes

      The preparation of the combined financial Statement of Revenues less Direct and Allocated Expenses Before Taxes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) Employee Benefit Plans

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

      SCG employees in foreign countries participate in a retirement plan within the country. In each case, the plan meets local and legal requirements of that particular country and is based on defined years of service. Each country’s plan is unfunded and is accrued based on actuarially determined amounts.

(4) Contingencies

      Motorola is currently a defendant in certain legal actions relating to SCG. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the business equity, operations or liquidity of SCG.

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENT OF REVENUES LESS DIRECT AND ALLOCATED EXPENSES BEFORE TAXES — (Continued)

      Motorola is also involved in certain administrative and judicial proceedings related to certain environmental matters at SCG locations. Based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on business equity, operations or liquidity of SCG.

(5) Business Equity

      Business equity represents Motorola’s ownership interest in the recorded net assets of SCG. All cash transactions, accounts receivable, accounts payable in the United States, other allocations and intercompany transactions are reflected in this amount. A summary of activity is as follows (in millions):

January 1, 1999
through
August 3, 1999

Balance at beginning of period	$681.0
Revenues less direct and allocated expenses before taxes	104.8
Net intercompany activity	(83.9)

Balance at end of period	$701.9

(6) Industry and Geographic Information

      The Business operates in one industry segment and is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products for the semiconductor industry and original equipment manufacturers. SCG operates in various geographic locations. In the information that follows, sales include local sales and exports made by operations within each area. To control costs, a substantial portion of SCG’s products are transported between various SCG and SPS facilities in the process of being manufactured and sold. Accordingly, it is not meaningful to present interlocation transfers between SCG facilities on a stand-alone basis. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographical location.

      SCG conducts a substantial portion of its operations outside of the United States and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

      Sales to unaffiliated customers by geographic location is summarized as follows (in millions):

January 1, 1999
through
August 3, 1999

United States	$465.0
Germany	61.2
Hong Kong	78.0
Japan	76.7
Singapore	75.1
Taiwan	33.9
Other foreign countries	196.5

Total	$986.4

      As discussed in Note 2, sales to other sectors of Motorola are treated as sales to unaffiliated customers.

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENT OF REVENUES LESS DIRECT AND ALLOCATED EXPENSES BEFORE TAXES — (Continued)

(7) Supplemental Cash Flow Information

      As described in Note 1, Motorola’s cash management system is not designed to track centralized cash and related financing transactions to the specific cash requirements of the Business. In addition, SPS’s transaction systems are not designed to track cash receipts and payments on a business specific basis. Given these constraints, the following data are presented to facilitate analysis of key components of cash flow activity (in millions):

January 1, 1999
through
August 3, 1999

Operating activities:
Revenues less direct and allocated expenses before taxes	$104.8
Depreciation	77.4
Increase in inventories	(27.5)
Decrease in other current assets	2.2
Increase in other assets	(12.2)
Decrease in accounts payable and accrued expenses	(23.6)
Increase in non-current liabilities	2.4

Cash flow from operating activities, excluding Motorola financing and taxes	123.5
Investing activities:
Capital expenditures, net of transfers	(39.6)

Net financing provided to Motorola*	$83.9

*	The difference between cash flow from operating activities and investing activities does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand-alone basis.

(8) Restructuring and Other Charges

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

      In 1999, SCG expended cash payments in the amount of $24.9 million through August 3, 1999. At August 3, 1999, $43.1 million of restructuring accruals remain outstanding and are expected to be liquidated via cash payments.

SEMICONDUCTOR COMPONENTS GROUP OF MOTOROLA, INC.

NOTES TO COMBINED FINANCIAL STATEMENT OF REVENUES LESS DIRECT AND ALLOCATED EXPENSES BEFORE TAXES — (Continued)

(9) Investments in Unconsolidated Joint Ventures

      SCG participates in joint ventures in China and Malaysia. The joint ventures have been accounted for using the equity method. The investment in each joint venture approximates the underlying equity interest of such joint venture. Earnings from these joint ventures totaled $2.4 million for the period from January 1, 1999 through August 3, 1999 (in millions).

		Semiconductor
		Miniatures
	Leshan-Phoenix	Products
Joint Venture	Semiconductor Ltd.	Malaysia	Total

Country Location	China	Malaysia
SCG Ownership %(Direct)	55%	50%
For the period from January 1, 1999 through August 3, 1999
Net sales	$15.0	$40.7	$55.7
Gross profit	$5.7	$7.3	$13.0
Income from continuing operations	$4.4	$1.4	$5.8
Net income	$4.4	$1.4	$5.8

(10) Business Transaction

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

      In connection with the Recapitalization and related transactions, it is anticipated that certain wholly-owned domestic subsidiaries will be established to serve as guarantors of the senior subordinated notes due 2009. Each guarantor will jointly and severally, irrevocably and unconditionally guarantee the obligations of the issuers under the notes. The net assets to be contributed to these guarantor subsidiaries are expected to consist of SCG’s equity interests in its joint ventures in China, Malaysia and Eastern Europe, nominal interests in certain foreign subsidiaries and a nominal amount of cash. The joint ventures and foreign subsidiaries themselves are not expected to be guarantors of the notes. The generated related earnings to be contributed to the guarantor subsidiaries approximated $2.4 million for the period from January 1, 1999 through August 3, 1999.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

ON Semiconductor Corporation:

      Our audits of the consolidated financial statements referred to in our report dated February 5, 2002 appearing in the 2001 Annual Report to Shareholders of ON Semiconductor Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Phoenix, Arizona

February 5, 2002

ON SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description	of Period	Expenses	Accounts	Writeoffs	Period

	(in millions)
Allowance for doubtful accounts
Period from August 4, 1999 through December 31, 1999	$—	$2.0	$—	$—	$2.0

Year ended December 31, 2000	$2.0	$0.8	$1.4 (1)	$1.1	$3.1

Year ended December 31, 2001	$3.1	$0.5	$—	$1.3	$2.3

Inventory reserves
Period from August 4, 1999 through December 31, 1999	$19.9	$22.5	$—	$14.2	$28.2

Year ended December 31, 2000	$28.2	$44.1	$—	$49.4	$22.9

Year ended December 31, 2001	$22.9	$50.9	$—	$22.5	$51.3

Allowance for deferred tax assets
Period from August 4, 1999 through December 31, 1999	$—	$—	$—	$—	$—

Year ended December 31, 2000	$—	$—	$—	$—	$—

Year ended December 31, 2001	$—	$366.8	$83.8 (2)	$—	$450.6

(1)	Represents allowance recorded in connection with the acquisition of Cherry Semiconductor.

(2)	Represents the valuation allowance relating to the 2001 portion of the net operating loss that was not recognized during the year.

Other information about ON Semiconductor Corporation may be found in its quarterly Form 10-Q and its Annual Report to Stockholders. These reports, as well as additional copies of this Form 10-K (without exhibits), are available without charge by contacting the Director of Investor Relations at our corporate headquarters as set forth below. For more information visit ON Semiconductor’s Web site at http://www.onsemi.com.

ON Semiconductor Corporation
Attn: Director of Investor Relations
5005 East McDowell Road
Phoenix, AZ 85008 USA
602.244.3437 (tel)
investor@onsemi.com

EXHIBIT INDEX

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000) (incorporated by reference from Exhibit 3.1 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)
3.2	Amended and Restated Bylaws of SCG Holding Corporation (incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.1	Specimen of share certificate of Common Stock, par value $.01, SCG Holding Corporation (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.2	Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.3	Specimen of Share Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.4	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.5	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.6	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.7	Warrant Agreement dated as of October 11, 2001, between ON Semiconductor Corporation and Bain & Company, Inc.(1)
10.1	Amended and Restated Credit Agreement, dated as of April 3, 2000, among SCG Holding Corporation, Semiconductor Components Industries, LLC, The Chase Manhattan Bank, as Administrative Agent, Credit Lyonnais New York Branch as Co-Documentation Agent, DLJ Capital Funding, Inc., as Co-Documentation Agent, Lehman Commercial Paper Inc., as Co-Documentation Agent and Chase Securities Inc., as Arranger and the other financial institutions party thereto (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Indenture, dated as of August 4, 1999 among SCG Holding Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and State Street Bank and Trust Company, as trustee, relating to the 12% Senior Subordinated Notes due 2009 (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.3	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.4	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††
10.5	Transition Services Agreement, dated August 4, 1999, among Motorola, Inc., SCG Holding Corporation, and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.6	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)
10.7	Motorola Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.8	SCG Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.9 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.9	Motorola Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.10 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.10	SCG Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.11 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.11	Equipment Lease and Repurchase Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.12	Equipment Passdown Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.13	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.14(a)	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.14(b)	First Lease Amendment to Lease for 52nd Street property, dated April 19, 2000, between Semiconductor Components Industries, LLC and Motorola, Inc.(1)
10.15	Lease for U.S. Locations (Mesa, Chandler, 56th Street and Tempe), dated July 31, 1999, among Motorola, Inc. as Lessor, and Semiconductor Components Industries, LLC as Lessee (incorporated by reference from Exhibit 10.15 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.16	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.17	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.18	Employment Agreement, dated as of September 13, 1999, between Semiconductor Components Industries, LLC and Michael Rohleder (incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.19(a)	Employment Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.20 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.19(b)	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000 (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.19(c)	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10.20(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.20(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George(1)(2)
10.21(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.22 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.21(b)	Amendment to Employment Agreement, dated as of November 28, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and Dario Sacomani(1)(2)
10.22(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)
10.22(b)	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary (incorporated by reference from Exhibit 10.3 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.23(a)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10.23(b)	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10.23(c)	Amendment to Promissory Note, dated March 10, 2001, from James Thorburn and Jacqueline Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10.24	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.25	Junior Subordinated Note Due 2011 payable to Motorola, Inc. (incorporated by reference from Exhibit 4.4 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.26(a)	2000 Stock Incentive Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.4 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)
10.26(b)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.26(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.26(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.27	2000 Employee Stock Purchase Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.5 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)
10.28	ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.29	Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.30	2000 ON Semiconductor Executive Council Bonus Incentive Plan (incorporated by reference from Exhibit 10.37 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)
10.31	2000 Key Contributor Incentive Plan (incorporated by reference from Exhibit 10.38 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)
10.32(a)	Promissory Note, dated March 9, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.3 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10.32(b)	Deed of Trust, dated March 7, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10.33	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $36 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.34(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.34(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.35	Waiver, Consent and Amendment dated as of August 13, 2001, to the Credit Agreement dated as of August 4, 1999, as amended and restated as of April 3, 2000, among ON Semiconductor Corporation (formerly known as SCG Holding Corporation), Semiconductor Components Industries, LLC, the Lenders party thereto, The Chase Manhattan Bank, as administrative agent, collateral agent and syndication agent, and Credit Lyonnais New York Branch, DLJ Capital Funding, Inc. and Lehman Commercial Paper Inc., as co-documentation agents (incorporated by reference from Exhibit 10.6 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
11.	Statement re Computation of Per Share Earnings(1)
18.	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles (incorporated by reference from Exhibit 18 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)
21.1	List of Significant Subsidiaries(1)
23.1	Consent of KPMG LLP, independent accountants(1)
23.2	Consent of PricewaterhouseCoopers LLP, independent accountants(1)
24.1	Powers of Attorney(1)
99.	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment