Form 10-Q
period 2002-03-29
ON SEMICONDUCTOR CORP
filed 2002-05-09
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

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

Yes      ☑      No

         The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 30, 2002:

Class	Number of Shares

Common Stock; $.01 par value	175,477,077

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
SIGNATURES
EXHIBIT INDEX
EX-10.1(A)
EX-10.1(B)
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8

INDEX

Page

Part I

Financial Information

Item 1 Financial Statements	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 Quantitative and Qualitative Disclosures About Market Risk	25

Part II

Other Information

Item 1 Legal Proceedings	25

Item 2 Changes in Securities and Use of Proceeds	26

Item 3 Defaults Upon Senior Securities	26

Item 4 Submission of Matters to a Vote of Security Holders	26

Item 5 Other Information	26

Item 6 Exhibits and Reports on Form 8-K	26

Signatures	28

Exhibits

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 29,	December 31,
	2002	2001

	(unaudited)
ASSETS

Cash and cash equivalents	$147.6	$179.8

Receivables, net (including $15.4 and $21.3 due from Motorola)	152.7	142.3

Inventories, net	170.2	183.7

Other current assets	35.8	35.8

Deferred income taxes	10.3	9.2

Total current assets	516.6	550.8

Property, plant and equipment, net	528.6	555.5

Deferred income taxes	—	1.3

Investments in and advances to joint ventures	96.6	95.4

Goodwill	77.3	77.3

Intangible assets, net	35.7	38.6

Other assets	39.8	41.5

Total assets	$1,294.6	$1,360.4

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Accounts payable (including $0.6 and $3.3 payable to Motorola)	$111.9	$111.5

Accrued expenses (including $11.7 and $11.7 payable to Motorola)	94.0	90.2

Income taxes payable	9.8	8.0

Accrued interest	5.1	13.4

Deferred income on sales distributors	78.1	99.4

Current portion of long-term debt	12.6	12.4

Total current liabilities	311.5	334.9

Long-term debt (including $117.9 and $115.2 payable to Motorola)	1,372.8	1,374.5

Other long-term liabilities	68.0	62.7

Deferred income taxes	0.3	—

Total liabilities	1,752.6	1,772.1

Commitments and contingencies (see Note 9)	—	—

Minority interests in consolidated subsidiaries	3.9	4.1

Series A Cumulative Convertible Redeemable Preferred Stock ($0.01 par value, 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; liquidation value — $100.0 plus $4.5 and $2.4 of accrued dividends)	103.7	101.6

Common stock ($0.01 par value, 300,000,000 shares authorized, 175,342,972 and 174,653,586 shares issued and outstanding)	1.8	1.7

Additional paid-in capital	738.1	738.8

Accumulated other comprehensive loss	(30.4)	(32.8)

Accumulated deficit	(1,275.1)	(1,225.1)

Total stockholders’ deficit	(565.6)	(517.4)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,294.6	$1,360.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in millions, except per share data)

	Quarter Ended

	March 29,	March 30,
	2002	2001

	(unaudited)	(unaudited)
Revenues:

Net product revenues (including $17.8 and $21.1 from Motorola)	$268.7	$357.0

Foundry revenues from Motorola	0.4	3.5

Total revenues	269.1	360.5

Cost of sales	210.9	273.9

Gross profit	58.2	86.6

Operating expenses:

Research and development	17.3	22.9

Selling and marketing	14.6	23.8

General and administrative	29.2	36.8

Amortization of goodwill and other intangibles	3.0	5.8

Restructuring and other charges	7.1	38.0

Total operating expenses	71.2	127.3

Operating loss	(13.0)	(40.7)

Other income (expenses), net:

Interest expense	(34.7)	(29.2)

Equity in earnings of joint venture	1.2	0.6

Gain on sale of investment in joint venture	—	3.1

Other income (expenses), net	(33.5)	(25.5)

Loss before income taxes, minority interests and cumulative effect of accounting change	(46.5)	(66.2)

(Provision) benefit for income taxes	(3.7)	22.7

Minority interests	0.2	0.5

Net loss before cumulative effect of accounting change	(50.0)	(43.0)

Cumulative effect of accounting change (net of income taxes of $38.8)	—	(116.4)

Net loss	(50.0)	(159.4)

Less: Redeemable preferred stock dividends	(2.1)	—

Net loss applicable to common stock	$(52.1)	$(159.4)

Comprehensive loss:

Net loss	$(50.0)	$(159.4)

Foreign currency translation adjustments	(0.8)	(2.5)

Minimum pension liability adjustment	—	(0.4)

Cash flow hedges:

Cumulative effect of accounting change	—	(3.4)

Net gains (losses) on derivative instruments	1.8	(3.1)

Reclassification adjustments	0.1	0.1

Release of valuation allowance for related deferred tax assets	1.3	—

Comprehensive loss	$(47.6)	$(168.7)

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Quarter ended

	March 29, 2002	March 30, 2001

	(unaudited)	(unaudited)
Loss earnings per common share:

Basic:

Before cumulative effect of accounting change	($0.30)	($0.25)

Cumulative effect of accounting change	—	(0.67)

Net loss	($0.30)	($0.92)

Diluted:

Before cumulative effect of accounting change	($0.30)	($0.25)

Cumulative effect of accounting change	—	(0.67)

Net loss	($0.30)	($0.92)

Weighted average common shares outstanding:

Basic	174.8	172.8

Diluted	174.8	172.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended

	March, 29	March 30,
	2002	2001

	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(50.0)	$(159.4)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	34.0	42.5

Cumulative effect of accounting change	—	116.4

Amortization of debt issuance costs	1.6	1.3

Provision for doubtful accounts	—	(0.2)

Provision for inventory reserves	10.7	9.4

Net (gain) loss on disposals of property, plant and equipment	(0.1)	3.1

Non-cash interest on junior subordinated note payable to Motorola	2.7	2.6

Non-cash supplemental interest on senior bank facilities	7.4	—

Minority interests in losses of consolidated subsidiaries	(0.2)	(0.5)

Undistributed earnings of unconsolidated joint ventures	(1.2)	(0.6)

Tax benefit of stock option exercises	—	0.1

Gain on sale of investment in joint venture	—	(3.1)

Deferred income taxes	0.7	(22.8)

Stock compensation expense	0.3	2.2

Changes in assets and liabilities:

Receivables	(10.2)	81.6

Inventories	2.9	(28.0)

Other current assets	(1.2)	(15.6)

Accounts payable	0.6	(29.3)

Accrued expenses	4.3	(38.8)

Income taxes payable	1.8	(7.9)

Accrued interest	(8.3)	(6.7)

Deferred income on sales to distributors	(21.3)	(27.2)

Other long-term liabilities	1.1	0.4

Net cash used in operating activities	(24.4)	(80.5)

Cash flows from investing activities:

Purchases of property, plant and equipment	(5.6)	(51.9)

Investments in joint venture	—	(0.5)

Acquisition of minority interests in consolidated subsidiaries	—	(0.1)

Loans to unconsolidated joint venture	—	(5.0)

Proceeds from sale of investment in joint venture	—	20.4

Proceeds from sales of property, plant and equipment	0.2	0.3

Net cash used in investing activities	(5.4)	(36.8)

Cash flows from financing activities:

Proceeds from issuance of common stock under the employee stock purchase plan	0.4	2.3

Proceeds from exercise of stock options	0.8	0.1

Payment of capital lease obligation	(0.7)	—

Repayment of senior credit facilities	(2.8)	—

Net cash (used in) provided by financing activities	(2.3)	2.4

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.7

Net decrease in cash and cash equivalents	(32.2)	(114.2)

Cash and cash equivalents, beginning of period	179.8	188.9

Cash and cash equivalents, end of period	$147.6	$74.7

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Background and Basis of Presentation

         The accompanying consolidated financial statements as of and for the quarter ended March 29, 2002 include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control is accounted for on the equity method. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

         The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2001 and for the year then ended included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2002.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations or stockholders’ deficit.

Note 2: Liquidity

         During the quarter ended March 29, 2002, the Company incurred a net loss of $50.0 million compared with a net loss of $159.4 million for the same period of 2001. (The net loss for the quarter ended March 29, 2002 included $7.1 million for costs associated with the Company’s restructuring efforts. The net loss for the quarter ended March 30, 2001 included a charge of $116.4 million (net of income taxes of $38.8 million) to record the cumulative effect of an accounting change for recognizing revenue on sales to distributors and $38.0 million for restructuring and other costs.) Additionally, the Company’s operating activities utilized $24.4 million of cash for the quarter ended March 29, 2002 compared with cash utilized by operating activities of $80.5 million for the quarter ended March 30, 2001.

         At March 29, 2002, the Company had $147.6 million in cash and cash equivalents, net working capital of $205.1 million, long-term debt of $1,385.4 million and a stockholder’s deficit of $565.6 million. The Company’s long-term debt includes $985.9 million under its senior bank facilities, $260.0 million of its senior subordinated notes due 2009, $117.9 million under its junior subordinated note payable to Motorola, $21.2 million under a note payable to a Japanese bank and a capital lease obligation totaling $0.4 million. (See Note 12 “Subsequent Events”)

         On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of Texas Pacific Group (TPG), the Company's primary stockholder, resulting in net proceeds to the Company of $99.2 million.

         The Company’s ability to make payments on and to refinance its indebtedness, to remain in compliance with the various restrictions and covenants found in its credit agreements and to fund its working capital, capital expenditures and research and development efforts will depend on its ability to generate cash in the future, which is subject to, among other things, its future operating performance and to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

         The Company’s primary cash needs, both in the short term and in the long term will focus on debt service, capital spending and working capital. The Company’s liquidity needs may also be supplemented with the proceeds from targeted sales of assets. As part of its business strategy, the Company reviews acquisition and divestiture opportunities and proposals on a regular basis. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances will be adequate to fund the Company’s operating and cash flow needs as well as enable it to maintain compliance with its various debt agreements through March 28, 2003. To the extent that actual results or events differ from the Company’s financial projections and business plans, its liquidity may be adversely affected.

Note 3: Cumulative Effect of Accounting Change

         Effective January 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. Management of the Company believes that this accounting change was to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand, end user demand for the products the Company sells through distribution. This revenue recognition policy is commonly used in the semiconductor industry.

         The cumulative effect of the accounting change for periods prior to 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) in the quarter ended March 30, 2001. The accounting change resulted in a reduction of the Company’s net loss for the quarter ended March 30, 2001 of $14.2 million, or $.08 per share.

Note 4: Balance Sheet Information

         Balance sheet information is as follows (in millions):

	March 29,	December 31,

	2002	2001

Inventories:

Raw materials	$13.4	$14.4

Work in process	138.3	139.9

Finished goods	77.8	80.7

	229.5	235.0

Less: Inventory reserves	(59.3)	(51.3)

	$170.2	$183.7

Intangible assets:

Developed technology	$59.3	$59.3

Less: Accumulated amortization	(23.6)	(20.7)

	$35.7	$38.6

         Estimated amortization expense of intangible assets is as follows:

Year ending December 31,
2002	$11.9

2003	11.9

2004	11.9

2005	2.9

$38.6

Note 5: Restructuring and Other Charges

         In March 2002, the Company recorded a $7.1 million charge (net of a $0.1 million recovery) to cover costs associated with a worldwide restructuring program involving selling, general and administrative functions. The charge was to cover employee separation costs associated with the termination of 72 employees and included $0.2 of non-cash charges associated with the acceleration of the vesting of stock options for certain terminated employees. As of March 29, 2002, the remaining liability relating to the March 2002 charge to the restructuring program was $5.6 million. As of March 29, 2002, 14 employees have been terminated under the restructuring program.

         In March 2001, the Company recorded charges of $38.0 million to cover costs associated with a worldwide restructuring program involving both manufacturing locations, selling, general and administrative functions and other costs. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees, $2.9 million for asset impairments that were charged directly against the related assets and a $3.8 million charge to cover costs associated with the separation of one of the Company’s executive officers. As of March 29, 2002, there was no remaining liability relating to the March 2001 charge to the restructuring program.

         A summary of activity in the Company’s restructuring reserves for the quarter ended March 29, 2002 is as follows (in millions):

Balance, January 1, 2002	$19.8

Plus: March 2002 employee separation charge	7.0

Less: Payments charged against the reserve	(7.7)

Less: Reserve released to income	(0.1)

Balance, March 29, 2002	$19.0

Note 6: Sale of Investment in Joint Venture

         The Company had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”). As a part of the joint venture agreement, the Company’s joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase the Company’s interest in SMP between January 2001 and July 2002. On February 1, 2001, effective December 31, 2000, Philips exercised its purchase right, acquiring the Company’s 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million in the quarter ended March 30, 2001.

Note 7: Earnings per Common Share

         Basic earnings (loss) per share are computed by dividing net income (loss) applicable to common stock adjusted for dividends accrued on the Company’s redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share generally assumes the conversion of the convertible redeemable preferred stock into common stock and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarters ended March 29, 2002 and March 30, 2001, the effect of stock option shares (as well as the assumed conversion of the redeemable preferred stock for the quarter ended March 29, 2002) were not included as the related impact would have been anti-dilutive. Pro-forma earnings (loss) per share assume that Statement of Financial Accounting Standard (SFAS), which the Company adopted January 1, 2002, was effective January 1, 2001. Earnings (loss) per share calculations are as follows (in millions, except per share data):

	Quarter Ended
			Pro-forma
	March 29,	March 30,	March 30,
	2002	2001	2001

Reported net loss before cumulative effect of accounting change	$(50.0)	$(43.0)	$(43.0)

Less: Redeemable preferred stock dividends	(2.1)	—	—

Net loss before cumulative effect of accounting change applicable to common stock	(52.1)	(43.0)	(43.0)

Add back: Goodwill amortization	—	—	2.6

Adjusted net loss before cumulative effect of accounting change	(52.1)	(43.0)	(40.4)

Cumulative effect of accounting change	—	(116.4)	(116.4)

Net loss applicable to common stock	$(52.1)	$(159.4)	$(156.8)

Basic weighted average common shares outstanding	174.8	172.8	172.8

Add: Dilutive effect of stock options	—	—	—
Convertible redeemable preferred stock	—	—	—

Diluted weighted average common shares outstanding	174.8	172.8	172.8

Earnings per share:

Basic:

Net loss before cumulative effect of accounting change applicable to common stock	$(0.30)	$(0.25)	$(0.25)

Add back: Goodwill amortization	—	—	0.01

Adjusted net loss before cumulative effect of accounting change	(0.30)	(0.25)	(0.24)

Cumulative effect of accounting change	—	(0.67)	(0.67)

Net loss applicable to common stock	$(0.30)	$(0.92)	$(0.91)

Diluted:

Net loss before cumulative effect of accounting change applicable to common stock	$(0.30)	$(0.25)	$(0.25)

Add back: Goodwill amortization	—	—	0.01

Adjusted net loss before cumulative effect of accounting change	(0.30)	(0.25)	(0.24)

Cumulative effect of accounting change	—	(0.67)	(0.67)

Net loss applicable to common stock	$(0.30)	$(0.92)	$(0.91)

Note 8: Long-Term Debt

         At June 29, 2001 the Company was not in compliance with minimum interest expense coverage ratio and leverage ratio covenants under its senior bank facilities. On August 13, 2001, the Company received a waiver in respect of this noncompliance at June 29, 2001 and in respect of any future noncompliance with these covenants through December 31, 2002. In connection with this waiver, the Company amended its senior bank facilities. As a condition to the waiver and amendment, the Company was required to obtain $100.0 million through an equity investment from an affiliate of TPG. The Company satisfied this requirement on September 7, 2001, when it issued 10,000 shares of series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG in exchange of $100.0 million ($99.2 million net of issuance costs). The key terms of this amendment as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 has been further amended as discussed in Note 12 “Subsequent Events”. At March 29, 2002, the Company was in compliance with the required amended covenants.

         In connection with its Recapitalization in August 1999, the Company and Semiconductor Components Industries, LLC (SCI LLC) (collectively, the “Issuers”), issued $400.0 million senior subordinated notes due 2009. As of March 29, 2002, $260.0 million of the senior subordinated notes were outstanding. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the Issuers’ obligations under the senior subordinated notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s Czech subsidiaries, the Leshan joint venture and nominal equity interests in certain of the Company’s other foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The Leshan joint venture and the Company’s majority-owned Czech subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) themselves are not guarantors of the senior subordinated notes.

         The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of and for quarters ended March 29, 2002 and March 30, 2001 are as follows (in millions):

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

As of March 29, 2002

Cash and cash equivalents	$—	$85.5	$—	$62.1	$—	$147.6

Receivables, net	—	56.5	—	96.2	—	152.7

Inventories	—	28.5	3.2	139.0	(0.5)	170.2

Other current assets	—	13.6	0.1	32.4	—	46.1

Total current assets	—	184.1	3.3	329.7	(0.5)	516.6

Property, plant and equipment, net	—	140.6	39.7	352.7	(4.4)	528.6

Deferred income taxes	—	—	—	—	—	—

Goodwill and other intangibles, net	—	8.1	104.9	—	—	113.0

Investments and other assets	(500.6)	94.5	44.9	1.0	496.6	136.4

Total assets	$(500.6)	$427.3	$192.8	$683.4	$491.7	$1,294.6

Accounts payable	$—	$33.1	$3.0	$75.8	$—	$111.9

Accrued expenses and other current liabilities	—	89.3	1.3	28.9	2.0	121.5

Deferred income on sales to distributors	—	35.2	—	42.9	—	78.1

Total current liabilities	—	157.6	4.3	147.6	2.0	311.5

Long-term debt (1)	260.0	1,351.6	—	21.2	(260.0)	1,372.8

Other long-term liabilities	—	56.2	—	12.1	—	68.3

Intercompany (1)	(298.7)	(617.7)	160.2	496.7	259.5	—

Total liabilities	(38.7)	947.7	164.5	677.6	1.5	1,752.6

Minority interests in consolidated subsidiaries	—	—	—	—	3.9	3.9

Redeemable preferred stock	103.7	—	—	—	—	103.7

Stockholders’ equity (deficit)	(565.6)	(520.4)	28.3	5.8	486.3	(565.6)

Liabilities, minority interests and						—

stockholders’ equity (deficit)	$(500.6)	$427.3	$192.8	$683.4	$491.7	$1,294.6

As of December 31, 2001

Cash and cash equivalents	$—	$124.9	$0.1	$54.8	$—	$179.8

Receivables, net	—	62.4	—	79.9	—	142.3

Inventories	—	25.9	3.1	158.8	(4.1)	183.7

Other current assets	—	6.8	0.1	38.1	—	45.0

Total current assets	—	220.0	3.3	331.6	(4.1)	550.8

Property, plant and equipment, net	—	148.3	42.7	368.9	(4.4)	555.5

Deferred income taxes	—	—	—	1.3	—	1.3

Goodwill and other intangibles, net	—	8.0	107.9	—	—	115.9

Investments and other assets	(453.1)	62.4	45.4	1.0	481.2	136.9

Total assets	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

Accounts payable	$—	$33.4	$2.4	$75.7	$—	$111.5

Accrued expenses and other current liabilities	—	86.8	0.2	37.0	—	124.0

Deferred income on sales to distributors	—	43.3	—	56.1	—	99.4

Total current liabilities	—	163.5	2.6	168.8	—	334.9

Long-term debt (1)	260.0	1,352.6	—	21.9	(260.0)	1,374.5

Other long-term liabilities	—	50.6	—	12.1	—	62.7

Intercompany (1)	(297.3)	(630.4)	156.1	510.1	261.5	—

Total liabilities	(37.3)	936.3	158.7	712.9	1.5	1,772.1

Minority interests in consolidated subsidiaries	—	—	—	—	4.1	4.1

Redeemable preferred stock	101.6	—	—	—	—	101.6

Stockholders’ equity (deficit)	(517.4)	(497.6)	40.6	(10.1)	467.1	(517.4)

Liabilities, minority interests and						—

stockholders’ equity (deficit)	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the quarter ended March 29, 2002

Revenues	$—	$121.1	$13.0	$306.0	$(171.0)	$269.1

Cost of sales	—	125.1	15.4	244.9	(174.5)	210.9

Gross profit	—	(4.0)	(2.4)	61.1	3.5	58.2

Research and development	—	3.8	1.2	12.3	—	17.3

Selling and marketing	—	7.4	0.5	6.7	—	14.6

General and administrative	—	16.6	—	12.6	—	29.2

Amortization of goodwill and other intangibles	—	—	3.0	—	—	3.0

Restructuring and other charges	—	7.1	—	—	—	7.1

Total operating expenses	—	34.9	4.7	31.6	—	71.2

Operating income (loss)	—	(38.9)	(7.1)	29.5	3.5	(13.0)

Interest expense, net	—	(19.1)	(4.7)	(10.9)	—	(34.7)

Equity earnings	(50.0)	33.8	(0.5)	—	17.9	1.2

Income (loss) before income taxes and minority interests	(50.0)	(24.2)	(12.3)	18.6	21.4	(46.5)

Income tax benefit (provision)	—	(1.7)	—	(2.0)	—	(3.7)

Minority interests	—	—	—	—	0.2	0.2

Net income (loss)	$(50.0)	$(25.9)	$(12.3)	$16.6	$21.6	$(50.0)

For the quarter ended March 30, 2001

Revenues	$—	$208.6	$16.3	$434.6	$(299.0)	$360.5

Cost of sales	—	178.6	13.8	381.1	(299.6)	273.9

Gross profit	—	30.0	2.5	53.5	0.6	86.6

Research and development	—	4.3	4.1	14.5	—	22.9

Selling and marketing	—	12.2	1.6	10.0	—	23.8

General and administrative	—	25.5	2.3	9.0	—	36.8

Amortization of goodwill and other intangibles	—	—	5.8	—	—	5.8

Restructuring and other charges	—	21.7	1.3	15.0	—	38.0

Total operating expenses	—	63.7	15.1	48.5	—	127.3

Operating income (loss)	—	(33.7)	(12.6)	5.0	0.6	(40.7)

Interest expense, net	—	(12.5)	(4.7)	(12.0)	—	(29.2)

Equity earnings	(159.4)	(29.1)	(0.4)	—	189.5	0.6

Gain on the sale of investment in joint venture	—	—	3.1	—	—	3.1

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(159.4)	(75.3)	(14.6)	(7.0)	190.1	(66.2)

Income tax benefit (provision)	—	11.9	7.9	(0.6)	3.5	22.7

Minority interests	—	—	—	—	0.5	0.5

Cumulative effect of accounting change	—	(44.1)	—	(72.3)	—	(116.4)

Net income (loss)	$(159.4)	$(107.5)	$(6.7)	$(79.9)	$194.1	$(159.4)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the quarter ended March 29, 2002

Net cash provided by (used in) operating activities	$—	$(104.8)	$—	$80.4	$—	$(24.4)

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(0.4)	(0.1)	(5.1)	—	(5.6)

Proceeds from sales of property, plant and equipment	—	0.2	—	—	—	0.2

Net cash used in investing activities	—	(0.2)	(0.1)	(5.1)	—	(5.4)

Cash flows from financing activities:

Intercompany loans	—	(72.5)	—	72.5	—	—

Intercompany loan repayments	—	140.4	—	(140.4)	—	—

Payments on capital lease obligation	—	(0.7)	—	—	—	(0.7)

Repayment of long term debt	—	(2.8)	—	—	—	(2.8)

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	1.2	—	—	—	1.2

Net cash provided by financing activities	—	65.6	—	(67.9)	—	(2.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	(39.4)	(0.1)	7.3	—	(32.2)

Cash and cash equivalents, beginning of period	—	124.9	0.1	54.8	—	179.8

Cash and cash equivalents, end of period	$—	$85.5	$—	$62.1	$—	$147.6

For the quarter ended March 30, 2001

Net cash provided by (used in) operating activities	$—	$77.0	$2.2	$(159.8)	$0.1	$(80.5)

Cash flows from investing activities:						—

Purchases of property, plant and equipment	—	(15.8)	(2.7)	(33.4)	—	(51.9)

Investments in joint ventures and other	—	—	—	(0.5)	—	(0.5)

Acquisition of minority interests in consolidated subsidiaries	—	—	—	—	(0.1)	(0.1)

Proceeds from sale of investment in joint venture	—	20.4	—	—	—	20.4

Loans to joint venture	—	(5.0)	—	—	—	(5.0)

Proceeds from sales of property, plant and equipment	—	0.1	—	0.2	—	0.3

Net cash used in investing activities	—	(0.3)	(2.7)	(33.7)	(0.1)	(36.8)

Cash flows from financing activities:

Intercompany loans	—	(140.0)	—	140.0	—	—

Intercompany loan repayments	—	30.4	—	(30.4)	—	—

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	2.4	—	—	—	2.4

Net cash (used in) provided by financing activities	—	(107.2)	—	109.6	—	2.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	—	(30.5)	(0.5)	(83.2)	—	(114.2)

Cash and cash equivalents, beginning of period	—	44.9	(1.1)	145.1	—	188.9

Cash and cash equivalents, end of period	$—	$14.4	$(1.6)	$61.9	$—	$74.7

(1)	For purposes of this presentation, the senior subordinated notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

Note 9: Commitments and Contingencies

         The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the following paragraphs, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

         During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against it and certain of its current and former officers, current directors and the underwriters for its initial public offering (“IPO”). The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against over 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit, and intends to defend the litigation vigorously.

         Plaintiffs recently expressed interest in attempting to settle the claims against the issuer and individual defendants in these cases, including the Company, and a former federal district judge has been selected by the parties to act as mediator. Settlement discussions are ongoing among the representatives of the issuer defendants, counsel for the plaintiffs, and representatives of the major insurance companies that insure the issuer defendants, but there can be no guarantee that these discussions will result in a settlement of the claims against the Company. Discussions are also occurring with the underwriter defendants in these cases regarding the possibility of the underwriters paying the issuer defendants’ costs and indemnifying the issuers against potential liability, but there can be no guarantee that these discussions will result in any agreement.

Note 10: Related Party Transactions

         Related party activity between the Company and Motorola is as follows (in millions):

	Quarter ended	Quarter ended
	March 29, 2002	March 30, 2001

Purchases of manufacturing services from Motorola	$3.2	$25.5

Cost of other services, rent and equipment purchased from Motorola	$0.5	$12.6

Note 11: Recently Adopted Accounting Pronouncements

         The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities as of January 1, 2001.

         The Company’s interest rate swaps in effect at January 1, 2001 have been designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133, the Company recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consisted of an approximate $2.1 million adjustment necessary to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities, both before income taxes of approximately $2.2 million. The Company recorded a $3.1 million after-tax charge to accumulated other comprehensive income (loss) during the first quarter to adjust its cash flow hedge to fair-value at March 30, 2001.

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

         Effective January 1, 2002, the Company adopted the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and, remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         The Company has determined its reporting units and allocated the amounts of goodwill, intangible assets, other assets and liabilities to those reporting units. In connection with the adoption of SFAS 142, the Company reclassified the unamortized balance of assembled workforce relating the Cherry acquisition of $6.8 million into goodwill. The Company will no longer record an annual amortization of $10.6 million relating to the existing goodwill as adjusted for the assembled workforce reclassification.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured at the beginning of the year of adoption), if any, and must be completed by the end of the fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect these impairment tests will have on its financial position and results of operations.

         The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as of January 1, 2002. SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company’s adoption of SFAS 144 did not impact its financial condition or results of operations.

Note 12: Subsequent Events

         On April 24, 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register 40,000,000 shares of its common stock. This is a shelf registration statement in which the Company may sell the registered shares in one or more offerings depending on market and general business conditions.

         On May 6, 2002, the Company and SCI LLC issued $300 million of 12% Senior Secured Notes (the Notes) pursuant to a Rule 144A/Regulation S offering under the federal securities laws. The Notes mature on May 15, 2008 and are non-callable for four years. The Notes, which pay interest semi-annually on May 15 and November 15, were issued at a discount of 96.902% and were used to prepay a portion of the Company's senior bank facilities. The Notes will accrue interest at the rate of 12% per annum beginning on May 6, 2002, or to the most recent date to which interest has been paid or provided for; provided that commencing on February 6, 2003 each note will accrue interest at a rate of 13% per annum unless prior thereto the Company has issued common stock or certain convertible preferred stock to financial sponsors generating at least $100 million in gross cash proceeds and has used the net cash proceeds to repay indebtedness under its senior bank facilities or under any other credit facility secured by a first-priority lien and has permanently reduced the related loan commitment equal to the amount prepaid. Such increase in interest rate, if any, will remain effective until such time as the Company has completed such a stock issuance and repayment, unless such stock issuance and repayment occurs after August 6, 2003, in which case such increase in interest rate will remain in effect.

         The Notes are jointly and severally guaranteed on a senior basis by the Company’s domestic subsidiaries that are guarantors under its senior bank facilities. In addition, the Notes and the guarantees are secured on a second priority basis by the capital stock or other equity interest of domestic subsidiaries, 65% of the capital stock or other equity interests of certain foreign subsidiaries and substantially all other assets, in each case that are held by the issuers or any of the guarantors, but only to the extent that obligations under the senior bank facilities are secured by a first-priority lien thereon.

         The Company and its lenders have amended the Company's senior bank facilities to permit the issuance of the Notes, to permit the second-priority liens securing the Notes and to provide that, subject to specified conditions:

•	minimum interest expense coverage ratio and maximum leverage ratio requirements will not apply until periods beginning after December 31, 2003;

•	from January 1, 2004 to June 30, 2006, the minimum required interest expense coverage ratio will decrease and the maximum permitted leverage ratio will increase, in each case as compared to the ratios currently required under the credit agreement;

•	minimum EBITDA levels will apply until December 31, 2003 and minimum cash levels will apply until certain minimum interest coverage ratio and maximum leverage ratio requirements are met;

•	sales of property, plant and equipment in connection with specified restructuring activities will be permitted; and

•	borrowings of up to $100 million by or for the benefit of the Company’s joint venture in Leshan, China will be permitted, the proceeds of which would be used to prepay loans under the senior bank facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended December 31, 2001 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2002. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this Form 10-Q.

         We are a leading global supplier of power and data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components distribute and monitor the supply of power to the different elements within a wide variety of electronic devices. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices.

         We serve a broad base of end-user markets including wireless communications, consumer electronics, automotive and industrial electronics and networking and computing. Applications for our products in these markets included portable electronics, computers, servers, automotive and industrial automation control systems, routers, switches, storage-area networks and automated test equipment.

         We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the complementary parts that deliver system level functionality and design solutions. We are an industry leader in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis. This has become increasingly important to our customers as they seek to reduce the number of suppliers with which they conduct business.

         Recent developments. After over two years of extremely positive industry fundamentals, the semiconductor industry began to experience a severe slowdown in demand in the last quarter of 2000, which continued into 2001 as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. However, in the third and fourth quarters of 2001 and continuing into the first quarter of 2002, demand for our products began to show signs of stabilization as customer orders across all of our product families were up from the second quarter of 2001. Beginning in the third quarter of 2001, the booked-to-billed ratio increased to greater than 1.0 and has increased further in each of the following two quarters, reaching a high of 1.15 for the quarter ended March 29, 2002. Our 13 week backlog has also increased on a monthly basis from $199.0 million at December 31, 2001 to $223.1 million as of March 29, 2002.

         Our total revenues were $269.1 million in the first quarter of 2002, compared to $360.5 million in the first quarter of 2001 and $266.9 in the fourth quarter of 2001. We currently expect our total revenues for the second quarter of 2002 to be between $270 million and $275 million.

         On April 24, 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register 40,000,000 shares of its common stock. This is a shelf registration statement in which the Company may sell the registered shares in one or more offerings depending on market and general business conditions.

         On May 6, 2002, we issued $300 million of 12% Senior Secured Notes (the Notes) pursuant to a Rule 144A/Regulation S offering under the federal securities laws. The Notes mature on May 15, 2008 and are non-callable for four years. The Notes, which pay interest semi-annually on May 15 and November 15, were issued at a discount of 96.902% and were used to prepay a portion of our senior bank facilities. The Notes will accrue interest at the rate of 12% per annum beginning on May 6, 2002, or to the most recent date to which interest has been paid or provided for; provided that commencing on February 6, 2003 each note will accrue interest at a rate of 13% per annum unless prior thereto we have issued common stock or certain convertible preferred stock to financial sponsors generating at least $100 million in gross cash proceeds and have used the net cash proceeds to repay indebtedness under our senior bank facilities or under any other credit facility secured by a first-priority lien and have permanently reduced the related loan commitment equal to the amount prepaid. Such increase in interest rate, if any, will remain effective until such time as we have completed such a stock issuance and repayment, unless such stock issuance and repayment occurs after August 6, 2003, in which case such increase in interest rate will remain in effect.

         The Notes are jointly and severally guaranteed on a senior basis by our domestic subsidiaries that are guarantors under our senior bank facilities. In addition, the Notes and the guarantees are secured on a second priority basis by the capital stock or other equity interest of domestic subsidiaries, 65% of the capital stock or other equity interests of certain foreign subsidiaries and substantially all other assets, in each case that are held by us or any of the guarantors, but only to the extent that obligations under our senior bank facilities are secured by a first-priority lien thereon.

         The Company and its lenders have amended the Company’s senior bank facilities to permit the issuance of the Notes, to permit the second-priority liens securing the Notes and to provide that, subject to specified conditions:

•	minimum interest expense coverage ratio and maximum leverage ratio requirements will not apply until periods beginning after December 31, 2003;

•	from January 1, 2004 to June 30, 2006, the minimum required interest expense coverage ratio will decrease and the maximum permitted leverage ratio will increase, in each case as compared to the ratios currently required under the credit agreement;

•	minimum EBITDA levels will apply until December 31, 2003 and minimum cash levels will apply until certain minimum interest coverage ratio and maximum leverage ratio requirements are met;

•	sales of property, plant and equipment in connection with specified restructuring activities will be permitted; and

•	borrowings of up to $100 million by or for the benefit of the Company’s joint venture in Leshan, China will be permitted, the proceeds of which would be used to prepay loans under the senior bank facilities.

         Restructuring Program. As a response to the recent downturn in the semiconductor industry, we initiated a worldwide restructuring program to better align our cost structure with our revenues. The principle elements of this program are (1) implementing a manufacturing rationalization plan that involves, among other things, plant closures and efficient reallocation of capacity among other facilities, the relocation or outsourcing of related operations to take advantage of lower cost labor markets and the rationalization of our product portfolio; (2) reducing non-manufacturing personnel and implementing other cost controls, in connection with which we have relocated certain of our order entry, finance, quality assurance and information technology functions to lower cost locations and simplified our overall corporate structure and our regional infrastructure; and (3) improving our liquidity by reducing capital expenditures, actively managing working capital and reducing our cost structure through various measures, including reducing some employees compensation and spending on information technology and outside consultants.

         We expect that the elements of this program that we completed during 2001 and thus far in 2002 and the further elements we intend to complete during the remainder of 2002 will generate annualized cost savings of approximately $360 million starting in the fourth quarter of 2002, as compared to our cost structure during the first quarter of 2001. As of the end of the first quarter of 2002, we had completed actions to achieve an estimated $290 million of these savings, which were mostly the result of the rationalization of manufacturing operations and personnel reductions and other cost reductions.

         Waiver and Amendment to Senior Bank Facilities. At June 29, 2001 we were not in compliance with minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. On August 13, 2001, we received a waiver in respect of this noncompliance at June 29, 2001 and in respect of any future noncompliance with these covenants through December 31, 2002. In connection with this waiver, we amended our senior bank facilities. As a condition to the waiver and amendment, we were required to obtain $100.0 million through an equity investment from an affiliate of TPG. We satisfied this requirement on September 7, 2001,when we issued 10,000 shares of series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG in exchange of $100.0 million ($99.2 million net of issuance costs). The key terms of this amendment as described in our Annual Report on Form 10-K for the year ended December 31, 2001 has been further amended as discussed above. At March 29, 2002, the Company was in compliance with the required amended covenants.

         Recently Adopted Accounting Policies and Accounting Changes. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, we reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and, remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         We have determined our reporting units and allocated the amounts of goodwill, intangible assets, other assets and liabilities to those reporting units. In connection with the adoption of SFAS 142, we reclassified the unamortized balance of assembled workforce relating the Cherry acquisition of $6.8 million into goodwill. We will no longer record an annual amortization of $10.6 million relating to the existing goodwill as adjusted for the assembled workforce reclassification. We will also evaluate the useful lives assigned to its intangible assets.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. However, we have six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured at the beginning of the year of adoption), if any, and must be completed by the end of the our fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative change in accounting principle in the first quarter of 2002. We have not yet determined what effect these impairment tests will have on its earnings and financial position.

         Also as of January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of SFAS 144 did not impact our financial condition or results of operations.

         On January 1, 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities.

         Our interest rate swaps in effect at January 1, 2001 were designated as cash flow hedges, were measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133, we recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record our interest rate swaps in our consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities, both before income taxes of approximately $2.2 million. We recorded a $3.1 million after-tax charge to accumulated other comprehensive income during the first quarter of 2001 to adjust our cash flow hedge to fair-value at March 30, 2001.

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

         Also effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. We believe that this accounting change is a preferable method because it better aligns reporting results with, focuses us on, and allows investors to better understand, end user demand for the products we sell through distribution. This revenue recognition policy is commonly used in the semiconductor market.

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

         Revenue. We generate revenue from the sales of our semiconductor products to original equipment manufactures, distributors and electronic manufacturing service providers. We also generate revenue, although to a much lesser extent, from foundry services provided to Motorola pursuant to agreements signed in connection with our Recapitalization.

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

         Inventories. We carry our products inventories at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. We also record provisions for obsolete or slow moving product inventories based upon a regular analysis of inventory levels on hand compared to historical and projected end user demand. General market conditions as well as our own design activities can cause certain of our products to become obsolete.

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

         Defined Benefit Plans. We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. Each of these assumptions is based upon management's judgement, considering all known trends and uncertainties. Actual pension plan returns significantly below our assumed rate of return would result in materially lower pension income (or higher expense) in future years.

Results of Operations

Quarter Ended March 29, 2002 Compared To Quarter Ended March 30, 2001

         Total revenues. Total revenues decreased $91.4 million, or 25.4%, to $269.1 million in the first quarter of 2002 from $360.5 million in the first quarter of 2001, due to reduced demand for our products resulting from the recent economic downturn and actions taken by our customers to manage their inventories in line with incoming business.

         Net product revenues. Net product revenues decreased $88.3 million, or 24.7%, to $268.7 million in the first quarter of 2002 from $357.0 million in the first quarter of 2001. Net revenues for standard component products, which accounted for 46.6% of net product revenues in the first quarter of 2002, decreased 22.8% to $125.1 million from $162.1 million in the first quarter of 2001. Net revenues for power management and standard analog products, which accounted for 32.6% of net product revenues in the first quarter of 2002, decreased 11.2% to $87.6 million compared to $98.6 million the first quarter of 2001. Net product revenues from MOS power products, which accounted for 12.8% of net product revenues in the first quarter of 2002 decreased 19.7% to $34.4 million from $42.8 million in the first quarter of 2001. Net product revenues for high frequency clock and data management products, which accounted for 8.0% of net product revenues in the first quarter of 2002, decreased 59.6% to $21.6 million compared to $53.5 million in the first quarter of 2001.

         Approximately 38%, 42% and 20% of our net product revenues in the first quarter of 2002 were derived from the Americas, Asia/Pacific and Europe (including the Middle East), respectively, compared to 44%, 33% and 23%, respectively, in the first quarter of 2001. The change from prior year reflects the continuing recovery of the Asia/Pacific markets.

         Foundry revenues. Foundry revenues from Motorola decreased $3.1 million, or 88.6%, to $0.4 million in the first quarter of 2002 from $3.5 million in the first quarter of 2001. We expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers.

         Cost of sales. Cost of sales decreased $63.0 million, or 23.0%, to $210.9 million in the first quarter of 2002 from $273.9 million in the first quarter of 2001, primarily as a result of decreased sales volume offset by lower factory utilization.

         Gross profit. Gross profit (computed as total revenues less cost of sales) decreased $28.4 million, or 32.8%, to $58.2 million in the first quarter of 2002 from $86.6 million in the first quarter of 2001. As a percentage of total revenues, gross margin declined to 21.6% (21.5% for net product gross margin) in the first quarter of 2002 from 24.0% (23.8% for net product gross margin) in the first quarter of 2001. The decline in gross profit was primarily due to lower factory utilization resulting from lower customer demand. Approximately 33% of this decrease was due to reduced volume with the remainder due to pricing reductions.

Operating expenses

         Research and development. Research and development costs decreased $5.6 million, or 24.5%, to $17.3 million in the first quarter of 2002 from $22.9 million in the first quarter of 2001, primarily as a result of aligning our operating costs with our revenues. As a percentage of net product revenues, research and development costs remained consistent at 6.4% in the first quarter of 2002 and 6.4% in the first quarter of 2001. We introduced 63 new products in the first quarter of 2002. The primary emphasis of our new product development efforts is on power management and standard analog and high frequency clock and data management solutions, the highest margin and fastest potential growth product families within our portfolio, with 80% of our overall research and development investments targeted in these areas. Our long-term target for research and development costs is 5-6% of revenues.

         Selling and marketing. Selling and marketing expenses decreased by $9.2 million, or 38.7%, to $14.6 million in the first quarter of 2002 from $23.8 million in the first quarter of 2000. The decrease in selling and marketing expenses over the first quarter of 2001 was attributable to our restructuring program. These actions included the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry functions to lower cost locations. As a percentage of net product revenues, these costs decreased to 5.4% in the first quarter of 2001 from 6.7% in the first quarter of 2001.

         General and administrative. General and administrative expenses decreased by $7.6 million, or 20.7% to $29.2 million in the first quarter of 2002 from $36.8 million in the first quarter of 2001, as a result of cost reduction actions and lower discretionary spending.

As a percentage of net product revenues, these costs increased to slightly 10.9% in the first quarter of 2002 from 10.3% in the first quarter 2001.

         Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased $2.8 million to $3.0 million in first quarter of 2002 from $5.8 million the first quarter of 2001, as a result of the adoption of SFAS 142 effective January 1, 2002, which eliminated the amortization of goodwill. Goodwill amortization was $2.6 million for the quarter ended March 30, 2001.

         Restructuring and other charges. In March 2002, the Company recorded a $7.1 million charge (net of a $0.1 million recovery) to cover costs associated with a worldwide restructuring program involving selling, general and administrative functions. The charge was to cover employee separation costs associated with the termination of 72 employees and included $0.2 of non-cash charges associated with the acceleration of the vesting of stock options for certain terminated employees. As of March 29, 2002, the remaining liability relating to the March 2002 charges to the restructuring program was $5.6 million. As of March 29, 2002, 14 employees have been terminated under the restructuring program.

         In March 2001, the Company recorded a $38.0 million charge to cover costs associated with a worldwide restructuring program involving both manufacturing locations, selling, general and administrative functions and other costs. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees, $2.9 million for asset impairments that were charged directly against the related assets and a $3.8 million charge to cover costs associated with the separation of one of the Company’s executive officers. As of March 30, 2002, there was no remaining liability relating to the March 2001 charges to the restructuring program.

         A summary of activity in our restructuring reserves for the quarter ended March 29, 2002 is as follows (in millions):

Balance, December 31, 2001	$19.8

Plus: March 2002 employee separation charge	7.0

Less: Payments charged against the reserve	(7.7)

Less: Reserve released	(0.1)

Balance, March 29, 2002	$19.0

         Operating loss. Operating loss decreased $27.7 million, to $13.0 million in the first quarter of 2002 compared to $40.7 million in the first quarter of 2001. This decrease was due to a decrease in operating costs as a result of the restructuring program implemented during 2001 and 2002 offset by decreased gross profits resulting from reduced product revenues and lower factory utilization. Excluding restructuring and other charges the operating loss for the quarter ended March 29, 2002 would have been $5.9 million compared to an operating loss of $2.7 million for the quarter ended March 30, 2001.

         Interest expense. Interest expense increased $5.5 million, or 18.8% to $34.7 million in the first quarter of 2002 from $29.2 million in the first quarter of 2001. The increase was due to interest related to the $125 million draw on our revolving line of credit in May 2001 as well as supplemental interest charges resulting from the August 2001 amendments to our senior bank facilities.

         Equity in earnings of joint venture. Equity in earnings from our Leshan joint venture increased $0.6 million to $1.2 million of income in the first quarter of 2002 from $0.6 million in the first quarter of 2001, due primarily to increased capacity and manufacturing efficiencies.

         Gain on sale of investment in joint venture. In 2001, we had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”). As a part of the joint venture agreement, our joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase our interest in SMP between January 2001 and July 2002. On February 1, 2001, effective December 31, 2000, Philips exercised its purchase right, acquiring our 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million in the first quarter of 2001.

         Minority interests. Minority interests represent the portion of net loss of our two majority-owned Czech subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements. Minority interests were $0.2 million in the first quarter of 2002 compared to $0.5 million in the first quarter of 2001.

         Income tax benefit (provision). The income tax provision was $3.7 million in the first quarter of 2002 compared with an income tax benefit of $22.7 million in the first quarter of 2001. The 2002 provision is attributable to foreign income and withholding taxes. The benefit taken for the first quarter of 2001 was related to deferred taxes recoverable due to the carryback of US net operating losses. No deferred tax benefit was taken in the first quarter of 2002 for US net operating losses since the likelihood of their utilization in the future is uncertain.

Liquidity and Capital Resources

         Sources of Cash. We require cash to fund our operating expenses, including working capital requirements and outlays for research and development, to make capital expenditures, strategic acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash and cash equivalents on hand, cash generated from operations and additional equity offerings.

         We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for our products resulting from the recent economic slowdown and actions taken by our customers to manage their inventories in line with incoming business, the under-utilization of our manufacturing capacity, our ability to achieve significant reductions in operating expenses, the impact of our restructuring program on our productivity, and our ability to make the substantial research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets or our operational flexibility, including interest rate fluctuations, our ability to maintain compliance with financial covenants and ratios under our existing credit facilities, and other limitations imposed by the covenants under our credit facilities or arising from our substantial leverage that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise.

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

         Uses of Cash. During the quarter ended March 29, 2002, we incurred a net loss of $50.0 million compared with a net loss of $159.4 million for the same period of 2001. (The net loss for the quarter ended March 29, 2002 included $7.1 million for costs associated with the Company’s restructuring efforts. The net loss for the quarter ended March 30, 2001 included a charge of $116.4 million (net of income taxes of $38.8 million) to record the cumulative effect of an accounting change for recognizing revenue on sales to distributors and $38.0 million for restructuring and other costs.) Additionally, the Company’s operating activities utilized $24.4 million of cash for the quarter ended March 29, 2002 compared with cash utilized by operating activities of $80.5 million for the quarter ended March 30, 2001.

         At March 29, 2002, the Company had $147.6 million in cash and cash equivalents, net working capital of $205.1 million, long-term debt (including $12.6 due in the next twelve months) of $1,385.4 million and a stockholder’s deficit of $565.6 million. The Company’s long-term debt includes $985.9 million under its senior bank facilities, $260.0 million of its senior subordinated notes due 2009, $117.9 million under its junior subordinated note payable to Motorola, $21.2 million under a note payable to a Japanese bank and a capital lease obligation totaling $0.4 million.

         As of March 29, 2002, $11.0 million of our $150 million revolving line of credit was available, reflecting borrowings of $125.0 million and outstanding letters of credit of $14.0 million. Under certain circumstances, our senior bank facilities and the indenture relating to the senior subordinated notes will allow us to incur additional indebtedness, although there can be no assurances that we would be able to borrow on terms acceptable to us.

         We used $24.4 million of cash in operating activities during the first quarter of 2002 (compared with cash used in operating activities of $80.5 million during the first quarter of 2001) primarily as a result of our operating loss of $50.0 million offset by non-cash charges of depreciation and amortization ($34.0 million) and non-cash supplemental interest on our senior bank facilities ($7.4 million). Cash used in operations was also effected by changes in our assets and liabilities including cash generated by a reduction in our inventories ($2.9 million) offset by reductions of cash caused by an increase in receivables ($10.2 million) and a decrease in deferred income on sales to distributors ($21.3 million).

         We used $5.4 million of cash in investing activities during the first quarter of 2002 (compared with cash used in investment activities of $36.8 million during the first quarter of 2001) primarily for purchase of property, plant and equipment ($5.6 million in the first quarter of 2002 compared to $51.9 million in the first quarter of 2001) offset by proceeds from the sale of property, plant and equipment ($0.2 million in the first quarter of 2002 compared to $0.3 million in the first quarter of 2001). The first quarter of 2001 also included the proceeds from the sale of the SMP joint venture in the amount of $20.4 million.

         This decline, as well as our budgeted capital expenditures for 2002 of $40.0 million, reflect actions taken to improve our cash flow. Our ability to make capital expenditures is limited by the terms of or senior bank facilities; however, we believe that the expenditures permitted thereunder will be sufficient to allow us to maintain and replace our existing facilities and equipment as necessary.

         Cash used in financing activities was $2.3 million during the first quarter of 2002 (compared with cash provided by financing activities of $2.4 million during the first quarter of 2001). Cash used in financing activities in the first quarter of 2002 was for repayments on our senior credit facilities ($2.8 million) and our capital lease obligation ($0.7 million), offset by the proceeds from the issuance of common stock under our stock option and employee stock purchase plans ($1.2 million).

         Contractual Obligations. Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, our pension obligations and our Series A Cumulative Convertible Redeemable Preferred Stock.

         At March 29, 2002, our long-term debt includes $985.9 million under our senior bank facilities, $260.0 million of our senior subordinated notes due 2009, $117.9 million under our junior subordinated note payable to Motorola, $21.2 million under a note payable to a Japanese bank and a capital lease obligation totaling $0.4 million.

         As discussed in Note 8 “Long-Term Debt” to the Notes to the Consolidated Financial Statements, we were not in compliance with certain of the covenants contained in the agreement relating to our senior bank facilities as of June 29, 2001. As of August 13, 2001, we received a waiver in respect of such noncompliance at June 29, 2001 and in respect of any future noncompliance with such covenants through December 31, 2002. In connection with such waiver, we have amended our senior bank facilities. We were in compliance with the revised covenants outlined above at March 29, 2002, and we believe that, pursuant to our current business plans, we will be able to maintain compliance with the new amended covenants.

         As reported in our in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2002, we had purchase obligations of $114.6 million, operating lease obligations of $53.0 million, pension plan obligations of $46.8 million and redeemable preferred stock obligations of $188.5 million as of December 31, 2001. Included in the purchase obligations of $114.6 million were foundry purchase commitments of $22 million in 2002 and $3.0 million in 2003 to Motorola, which have since been renegotiated. Our total foundry commitment to Motorola is now $2 million in 2002. The other contractual cash obligations have not significantly changed since year-end.

         Our primary future cash needs, both in the short term and in the long term will focus on debt service, capital spending and working capital. Our liquidity needs may also be supplemented with the proceeds from targeted sales of assets. As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances will be adequate to fund our operating and cash flow needs as well as enable us to maintain compliance with our various debt agreements through March 28, 2003. To the extent that actual results or events differ from our financial projections and business plans our liquidity may be adversely affected.

Trends, Risks, Uncertainties and Forward-Looking Statements

         This Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on management’s current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our recently incurred substantial operating losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand and average selling prices for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of manufacturing capacity, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, restructuring programs and the impact of such programs, control of costs and expenses, inability to reduce manufacturing and selling, general and administrative costs, litigation, risks associated with acquisitions and dispositions, changes in management, risks associated with our substantial leverage and restrictive covenants in our debt instruments (including those relating to the increased cost of servicing our debt and complying with the additional restrictions imposed as a result of amendments to our senior credit facilities), possible future delisting of our common stock by Nasdaq, risks associated with our international operations and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2001 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

         As of March 29, 2002, our long-term debt (including current maturities) totaled $1,385.4 million. We have no interest rate exposure due to rate changes for our fixed rate interest bearing debt, which totaled $399.1 million or our capital lease obligation which totaled $0.4 million. We do have interest rate exposure with respect to the $985.9 million outstanding balance on our senior bank facilities due to its variable LIBOR pricing; however, from time to time, we have entered into interest rate swaps to reduce this interest rate exposure. As of March 29, 2002, we had four interest rate swaps and one interest rate cap covering exposures on $320 million of our variable interest rate debt. A 50 basis point increase in interest rates would result in increased annual interest expense of $3.0 million for the next twelve months.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         We are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of these matters, including the matters described in the following paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows.

         During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our current and former officers, current directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against over 300 other publicly traded companies and their initial public offering underwriters in New York City, which along with the cases against us have all been transferred to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit, and intend to defend the litigation vigorously.

         Plaintiffs recently expressed interest in attempting to settle the claims against the issuer and individual defendants in these cases, including us, and a former federal district judge has been selected by the parties to act as mediator. Settlement discussions are ongoing among the representatives of the issuer defendants, counsel for the plaintiffs, and representatives of the major insurance companies that insure the issuer defendants, but there can be no guarantee that these discussions will result in a settlement of the claims against us. Discussions are also occurring with the underwriter defendants in these cases regarding the possibility of the underwriters paying the issuer defendants’ costs and indemnifying the issuers against potential liability, but there can be no guarantee that these discussions will result in any agreement.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5. Other Information

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits -

10.1 (a)	Termination Agreement made as of January 29, 2002, between Michael Rohleder and Semiconductor Components Industries, LLC (1)

10.1 (b)	Amendment to Promissory Note dated March 18, 2002, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (1)

10.2	Amendment to Employment Agreement effective as of April 15, 2002, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC and Steve Hanson (1)

10.3	Offer Letter dated February 15, 2002, from ON Semiconductor Corporation and Semiconductor Components Industries, LLC to John T. Kurtzweil (1)

10.4	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (1)

10.5	Termination Agreement made as of May 3, 2002, between Semiconductor Components Industries, LLC and Dario Sacomani (1)

10.6	Offer Letter effective as of April 1, 2002, to Syrus Madavi from ON Semiconductor Corporation (1)

10.7	Second Amendment to the ON Semiconductor Amended and Restated Executive Deferred Compensation Plan effective January 1, 2002 (1)

10.8	Employee Incentive Plan, January 2002 (1)

(1)  Management contract or compensatory plan, contract or arrangement.

         (b)  Reports on Form 8-K –

During the first quarter of 2002, we filed three reports on Form 8-K (1) dated January 29, 2002 and filed January 30, 2002, (2) dated March 19, 2002 and filed March 20, 2002, and (3) dated and filed March 29, 2002. The January 29, 2002 report was filed pursuant to Items 5 and 7, reported the resignation of Michael Rohleder as our Senior Vice President and Director of Sales and Marketing, and included as an exhibit a press release dated January 29, 2002 titled “ON Semiconductor Announces Management Change.” The March 19, 2002 report was filed pursuant to Items 5 and 7, reported the appointment of John T. Kurtzweil as our new Senior Vice President, Chief Financial Officer and Treasurer, and included as an exhibit a press release dated March 19, 2002 titled “ON Semiconductor Appoints Chief Financial Officer.” The March 29, 2002 report was filed pursuant to Items 5 and 7, reported the appointment of William R. Bradford as our new Senior Vice President of Sales and Marketing, and included as an exhibit a press release dated March 29, 2002 titled “ON Semiconductor Names Proven Leader as Senior Vice President of Sales and Marketing.”

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2001 ON SEMICONDUCTOR CORPORATION (Registrant)

/s/ JOHN T. KURTZWEIL By: John T. Kurtzweil Senior Vice President, Chief Financial Officer And Treasurer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

10.1 (a)	Termination Agreement made as of January 29, 2002, between Michael Rohleder and Semiconductor Components Industries, LLC (1)

10.1 (b)	Amendment to Promissory Note dated March 18, 2002, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (1)

10.2	Amendment to Employment Agreement effective as of April 15, 2002, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC and Steve Hanson (1)

10.3	Offer Letter dated February 15, 2002, from ON Semiconductor Corporation and Semiconductor Components Industries, LLC to John T. Kurtzweil (1)

10.4	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (1)

10.5	Termination Agreement made as of May 3, 2002, between Semiconductor Components Industries, LLC and Dario Sacomani (1)

10.6	Offer Letter effective as of April 1, 2002, to Syrus Madavi from ON Semiconductor Corporation (1)

10.7	Second Amendment to the ON Semiconductor Amended and Restated Executive Deferred Compensation Plan effective January 1, 2002 (1)

10.8	Employee Incentive Plan, January 2002 (1)

(1)	Management contract or compensatory plan or arrangement.