Form 10-Q
period 2002-06-28
ON SEMICONDUCTOR CORP
filed 2002-08-12
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

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

Yes	No

         The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 22, 2002:

Class	Number of Shares

Common Stock; $.01 par value	175,782,281

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
SIGNATURES
EXHIBIT INDEX
Exhibit 3.1 (a)
Exhibit 3.1(b)
Exhibit 4.1
Exhibit 4.2
Exhibit 4.5
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 99

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 28,	December 31,
	2002	2001

	(unaudited)
ASSETS

Cash and cash equivalents	$167.7	$179.8

Receivables, net (including $15.0 and $21.3 due from Motorola)	143.5	142.3

Inventories, net	160.0	183.7

Other current assets	34.1	35.8

Deferred income taxes	7.7	9.2

Total current assets	513.0	550.8

Property, plant and equipment, net	503.0	555.5

Deferred income taxes	—	1.3

Investments in and advancements to joint ventures	99.1	95.4

Goodwill	77.3	77.3

Intangible assets, net	32.7	38.6

Other assets	41.6	41.5

Total assets	$1,266.7	$1,360.4

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Accounts payable (including $1.3 and $3.3 payable to Motorola)	$94.1	$111.5

Accrued expenses (including $0.0 and $11.7 payable to Motorola)	93.4	90.2

Income taxes payable	5.3	8.0

Accrued interest	29.3	13.4

Deferred income on sales to distributors	75.3	99.4

Current portion of long-term debt	7.5	12.4

Total current liabilities	304.9	334.9

Long-term debt (including $120.8 and $115.2 payable to Motorola)	1,392.6	1,374.5

Other long-term liabilities	55.0	62.7

Deferred income taxes	1.0	—

Total liabilities	1,753.5	1,772.1

Commitments and contingencies (see Note 9)	—	—

Minority interests in consolidated subsidiaries	3.9	4.1

Series A Cumulative Convertible Redeemable Preferred Stock ($0.01 par value, 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; liquidation value — $100.0 plus $6.6 and $2.4 of accrued dividends)	105.8	101.6

Common stock ($0.01 par value, 300,000,000 shares authorized, 175,781,962 and 174,653,586 shares issued and outstanding)	1.8	1.7

Additional paid-in capital	737.7	738.8

Accumulated other comprehensive loss	(29.1)	(32.8)

Accumulated deficit	(1,306.9)	(1,225.1)

Total stockholders’ deficit	(596.5)	(517.4)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,266.7	$1,360.4

         See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in millions, except per share data)

	Quarter Ended		Six Months Ended

	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:

Net product revenues (including $22.4, $23.2, $40.2 and $44.4 from Motorola)	$277.5	$307.3	$546.2	$664.3

Foundry revenues from Motorola	0.2	3.4	0.6	6.9

Total revenues	277.7	310.7	546.8	671.2

Cost of sales	201.7	255.6	412.6	529.5

Gross profit	76.0	55.1	134.2	141.7

Operating expenses:

Research and development	16.2	22.9	33.5	45.8

Selling and marketing	15.2	20.8	29.8	44.6

General and administrative	26.7	34.0	55.9	70.8

Amortization of goodwill and other intangibles	3.0	5.6	6.0	11.4

Restructuring and other charges	3.1	95.8	10.2	133.8

Total operating expenses	64.2	179.1	135.4	306.4

Operating income (loss)	11.8	(124.0)	(1.2)	(164.7)

Other income (expenses), net:

Interest expense	(36.3)	(29.7)	(71.0)	(58.9)

Equity in earnings of joint ventures	2.5	1.5	3.7	2.1

Gain on sale of investment in joint venture	—	—	—	3.1

Other income (expenses), net	(33.8)	(28.2)	(67.3)	(53.7)

Loss before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(22.0)	(152.2)	(68.5)	(218.4)

Income tax benefit (provision)	(3.3)	—	(7.0)	22.7

Minority interests	—	—	0.2	0.5

Net loss before extraordinary loss and cumulative effect of accounting change	(25.3)	(152.2)	(75.3)	(195.2)

Extraordinary loss on debt prepayment (See Note 8)	(6.5)	—	(6.5)	—

Cumulative effect of accounting change (net of income taxes of $38.8) (See Note 3)	—	—	—	(116.4)

Net loss	(31.8)	(152.2)	(81.8)	(311.6)

Less: Redeemable preferred stock dividends	(2.1)	—	(4.2)	—

Net loss applicable to common stock	$(33.9)	$(152.2)	$(86.0)	$(311.6)

Comprehensive loss:

Net loss	$(31.8)	$(152.2)	$(81.8)	$(311.6)

Foreign currency translation adjustments	2.5	(0.8)	1.7	(3.3)

Additional minimum pension liability adjustment	—	—	—	(0.4)

Cash flow hedges:

Cumulative effect of accounting change		—	—	(3.4)

Net gains (losses) on derivative instruments	(0.9)	0.5	0.9	(2.6)

Deferred tax impacts	(0.5)	—	0.8	—

Reclassification adjustments	0.2	0.2	0.3	0.3

Comprehensive loss	$(30.5)	$(152.3)	$(78.1)	$(321.0)

         See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in millions, except per share data)

	Quarter Ended		Six Months Ended

	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss per common share:

Basic (1):

Before extraordinary loss and cumulative effect of accounting change less redeemable preferred stock dividends	$(0.16)	$(0.88)	$(0.45)	$(1.13)

Extraordinary loss on debt prepayment	(0.04)	—	(0.04)	—

Cumulative effect of accounting change	—	—	—	(0.67)

Net loss applicable to each common share	$(0.19)	$(0.88)	$(0.49)	$(1.80)

Diluted (1):

Before extraordinary loss and cumulative effect of accounting change less redeemable preferred stock dividends	$(0.16)	$(0.88)	$(0.45)	$(1.13)

Extraordinary loss on debt prepayment	(0.04)	—	(0.04)	—

Cumulative effect of accounting change	—	—	—	(0.67)

Net loss applicable to each common share	$(0.19)	$(0.88)	$(0.49)	$(1.80)

Weighted average common shares outstanding:

Basic	175.5	173.5	175.2	172.8

Diluted	175.5	173.5	175.2	172.8

(1)	Certain amounts may not total due to rounding of individual components

         See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended		Six Months Ended

	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(31.8)	$(152.2)	$(81.8)	$(311.6)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	33.0	42.9	67.0	85.4

Extraordinary loss on debt prepayment	6.5	—	6.5	—

Cumulative effect of accounting change	—	—	—	116.4

Amortization of debt issuance costs and debt discount	2.0	1.4	3.6	2.7

Provision for excess inventories	4.0	23.2	14.7	32.6

Non-cash impairment write-down of property, plant and equipment	8.4	42.2	8.4	45.1

Non-cash interest on junior subordinated note payable to Motorola	2.9	2.7	5.6	5.3

Non-cash supplemental interest on senior bank facilities	4.2	—	11.6	—

Undistributed earnings of unconsolidated joint ventures	(2.5)	(1.5)	(3.7)	(2.1)

Gain on sale of investment in unconsolidated joint venture	—	—	—	(3.1)

Deferred income taxes	3.9	(1.4)	4.6	(24.2)

Non-cash stock compensation expense	1.0	1.2	1.3	3.4

Other	0.8	1.3	0.5	1.1

Changes in assets and liabilities:

Receivables	9.7	31.8	(0.5)	113.2

Inventories	6.4	(5.1)	9.3	(33.1)

Other assets	3.4	2.5	2.2	(13.1)

Accounts payable	(18.2)	(3.1)	(17.6)	(32.4)

Accrued expenses	(4.0)	31.0	0.3	(7.8)

Income taxes payable	(4.5)	(5.0)	(2.7)	(12.9)

Accrued interest	13.2	13.0	4.9	6.3

Deferred income on sales to distributors	(2.8)	(18.9)	(24.1)	(46.1)

Other long-term liabilities	(8.1)	3.4	(7.0)	3.8

Net cash provided by (used in) operating activities	27.5	9.4	3.1	(71.1)

Cash flows from investing activities:

Purchases of property, plant and equipment	(9.8)	(36.1)	(15.4)	(88.0)

Investments in and advances to unconsolidated companies and joint venture	—	—	—	(5.5)

Acquisition of minority interests in consolidated subsidiaries	—	—	—	(0.1)

Proceeds from sale of investment in joint venture	—	—	—	20.4

Proceeds from sales of property, plant and equipment	2.3	1.8	2.5	2.1

Net cash used in investing activities	(7.5)	(34.3)	(12.9)	(71.1)

Cash flows from financing activities:

Proceeds from senior credit facilities and other borrowings	—	125.0	—	125.0

Proceeds from debt issuance, net of issuance costs and discount	279.3		279.3	—

Proceeds from issuance of common stock under the employee stock purchase plan	0.4	1.1	0.8	3.4

Proceeds from exercise of stock options	0.3	0.4	1.1	0.5

Payment of capital lease obligation	(0.4)	(0.6)	(1.1)	(0.6)

Repayment of senior credit facilities	(280.5)	(0.1)	(283.3)	—

Net cash provided by (used in) financing activities	(0.9)	125.8	(3.2)	128.3

Effect of exchange rate changes on cash and cash equivalents	1.0	0.1	0.9	0.7

Net increase (decrease) in cash and cash equivalents	20.1	101.0	(12.1)	(13.2)

Cash and cash equivalents, beginning of period	147.6	74.7	179.8	188.9

Cash and cash equivalents, end of period	$167.7	$175.7	$167.7	$175.7

         See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Background and Basis of Presentation

         The accompanying consolidated financial statements include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control is accounted for on the equity method. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

Note 2: Liquidity

         At June 28, 2002, the Company had $167.7 million in cash and cash equivalents, net working capital of $208.1 million, term or revolving debt of $1,400.1 million and a stockholders’ deficit of $596.5 million. The Company’s long-term debt includes $705.4 million under its senior bank facilities, $290.9 (net of debt discount) of its senior secured notes due 2008, $260.0 million of its senior subordinated notes due 2009, $120.8 million under its junior subordinated note payable to Motorola and $23.0 million under a note payable to a Japanese bank.

         During the quarter and six months ended June 28, 2002, the Company generated net cash from operations of $27.5 and $3.1 million, respectively. This is in contrast to the net cash generated from operations of $9.4 in the June quarter of 2001 and the net cash used in operations of $71.1 million for the six months ended June 29, 2001. The Company’s cash balance increased by $20.1 compared to the prior quarter.

         As described in Note 8 “Long-Term Debt”, ON Semiconductor Corporation and its principal domestic operating subsidiary, Semiconductor Components Industries, LLC (collectively, the “Issuers”), issued $300.0 million of 12% Senior Secured Notes (the “Notes”) on May 6, 2002, pursuant to a Rule 144A/Regulation S offering that was exempt from registration requirements of the federal securities laws. The net cash proceeds from the Notes were $279.3 million after the debt discount and issuance costs. The Notes mature on May 15, 2008 and are non-callable for four years. The Company used these proceeds (excluding $0.6 million withheld for remaining closing costs) to pay down certain senior bank facilities (the “Debt Refinancing”). In connection with the Debt Refinancing, the Company and its senior lenders agreed to amend certain of the covenants under these facilities. At June 28, 2002, the Company was in compliance with the covenants outlined in Note 8 “Long-Term Debt” and expects to remain in compliance over the next 12 months.

         Debt maturities have also been extended due to the Debt Refinancing. The following table details the Company’s debt maturities before and after the Debt Refinancing:

	Remainder
	of 2002	2003	2004	2005	2006	Thereafter	Total

Actual	$3.8	$9.3	$11.8	$236.9	$280.9	$857.4	$1,400.1

Pro Forma (1)	5.7	13.8	18.3	290.1	412.3	646.7	1,386.9

Difference	$(1.9)	$(4.5)	$(6.5)	$(53.2)	$(131.4)	$210.7	$13.2

Cumulative difference	$(1.9)	$(6.4)	$(12.9)	$(66.1)	$(197.5)	$13.2

(1)	Pro Forma amounts assume the issuance of the Notes and related prepayment on the senior bank facilities had not occurred during the second quarter of 2002.

         Besides restructuring debt in the June quarter of 2002, the Company also filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 40,000,000 shares of common stock. Pursuant to this shelf registration statement, the Company may sell the registered shares in one or more offerings depending on market and general business conditions.

         The Company’s ability to make payments on and to refinance its indebtedness, to remain in compliance with the various restrictions and covenants contained in its debt agreements and to fund its working capital, capital expenditures and research and development efforts will depend on its ability to generate cash in the future, which is subject to, among other things, its future operating performance and to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

         The Company’s primary liquidity requirements, both in the short term and in the long term, will focus on debt service, capital spending and working capital. Although there can be no assurances, management believes that cash flow from operations, coupled with existing cash and cash equivalent balances and proceeds from targeted sales of assets, will be adequate to fund the Company’s operating and cash flow needs as well as enable it to maintain compliance with its various debt agreements through June 28, 2003. To the extent that actual results or events differ from the Company’s financial projections and business plans, its liquidity may be adversely affected.

Note 3: Cumulative Effect of Accounting Change

         Effective January 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. Management believes that this accounting change was to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand, end user demand for the products the Company sells through distribution, as the timing of revenue recognition is no longer influenced by our distributors’ stocking decisions. This revenue recognition policy is commonly used in the semiconductor industry.

         The cumulative effect prior to 2001 of the accounting change was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) for the six months ended June 29, 2001. The accounting change resulted in a reduction of the Company’s net loss for the quarter and six months ended June 29, 2001 of $12.2 million, or $0.07 per share and $26.4 million, or $0.15 per share, respectively.

Note 4: Balance Sheet Information

         Balance sheet information is as follows (in millions):

	June 28,	December 31,
	2002	2001

Inventories:

Raw materials	$13.6	$14.4

Work in process	121.8	139.9

Finished goods	75.1	80.7

	210.5	235.0

Less: Inventory reserves	(50.5)	(51.3)

	$160.0	$183.7

Intangible assets:

Developed technology	$59.3	$59.3

Less: Accumulated amortization	(26.6)	(20.7)

	$32.7	$38.6

         Estimated amortization expense of intangible assets is as follows:

Year ending
December 31,
2002	$11.9

2003	11.9

2004	11.9

2005	2.9

$38.6

Note 5: Restructuring and Other Charges

         In June 2002, the Company recorded charges of $16.7 million to cover costs associated with a worldwide restructuring program involving manufacturing, selling, general and administrative functions. The charge includes $3.9 million to cover employee separation costs associated with the termination of 79 employees, $8.4 million for fixed asset impairments that were charged directly against the related assets, $2.8 million in costs related to termination of certain purchase and supply agreements, and $1.6 million of additional exit costs associated with the shutdown of the Company’s Guadalajara, Mexico facility. Employee separation costs included $1.0 million of non-cash charges associated with the modification of stock options for certain terminated employees. As of June 28, 2002, 79 employees had been terminated under this restructuring program. As of June 28, 2002, the remaining liability related to this restructuring was $5.5 million. The Company released to income $1.2 million of exit costs previously accrued in connection with a 2001 restructuring program. The Company also recorded a gain of $12.4 million related to a settlement with Motorola on April 8, 2002, which partially offset the charges above for a net charge of $3.1 million (see Note 10 “Related Party Transactions” for further discussion of the settlement agreement).

         In March 2002, the Company recorded a $7.1 million charge (net of a $0.1 million recovery) to cover costs associated with a worldwide restructuring program involving selling, general and administrative functions. The charge was to cover employee separation costs associated with the termination of 72 employees and included $0.2 million of non-cash charges associated with the acceleration of the vesting of stock options for certain terminated employees. As of June 28, 2002, the remaining liability relating to the March 2002 charge to the restructuring program was $4.8 million. As of June 28, 2002, 14 employees had been terminated under this restructuring program.

         In June 2001, the Company recorded charges of $95.8 million to cover costs associated with a worldwide restructuring program involving both manufacturing locations, selling, general and administrative functions and other costs. The charge included $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, $42.2 million for asset impairments that were charged directly against the related assets and $10.0 million of other costs primarily related to facility closures and contract terminations. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees. As of June 28, 2002 the remaining liability associated with the June 2001 restructuring charge was $7.3 million and 125 employees remain to be terminated under this restructuring program.

         In March 2001, the Company recorded charges of $38.0 million to cover costs associated with a worldwide restructuring program involving both manufacturing locations, selling, general and administrative functions and other costs. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees, $2.9 million for asset impairments that were charged directly against the related assets and a $3.8 million charge to cover costs associated with the separation of one of the Company’s executive officers. As of June 28, 2002, there was no remaining liability relating to the March 2001 charge to the restructuring program.

         A summary of activity in the Company’s restructuring related reserves for the six months ended June 28, 2002 is as follows (in millions):

	Facility closures and other exit costs	Employee separations	Total

Balance, January 1, 2002	$10.0	$9.8	$19.8

Plus: March 2002 charges	—	7.0	7.0

Plus: June 2002 charges	4.4	2.9	7.3

Less: Payments charged against the reserve	(6.5)	(7.8)	(14.3)

Less: Reserve released to income	(1.3)	—	(1.3)

Balance, June 28, 2002	$6.6	$11.9	$18.5

Note 6: Sale of Investment in Joint Venture

         The Company had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”). As a part of the joint venture agreement, the Company’s joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase the Company’s interest in SMP between January 2001 and July 2002. On February 1, 2001, effective December 31, 2000, Philips exercised its purchase right, acquiring the Company’s 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million in the six months ended June 29, 2001.

Note 7: Earnings (loss) per Common Share

         Basic earnings (loss) per share are computed by dividing net income (loss) applicable to common stock adjusted for dividends accrued on the Company’s convertible redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share generally assumes the conversion of the convertible redeemable preferred stock into common stock and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarters and six months ended June 28, 2002 and June 29, 2001, the effect of stock option shares (as well as the assumed conversion of the convertible redeemable preferred stock for the quarter and six months ended June 28, 2002) were not included as the related impact would have been anti-dilutive. Pro Forma earnings (loss) per share assume that Statement of Financial Accounting Standard (SFAS) 142 “Goodwill and Other Intangible Assets”, which the Company adopted January 1, 2002, was effective January 1, 2001. Earnings (loss) per share calculations are as follows (in millions, except per share data):

	Quarter Ended			Six Months Ended

			Pro Forma			Pro Forma
	June 28,	June 29,	June 29,	June 28,	June 29,	June 29,
	2002	2001	2001	2002	2001	2001

Reported net loss before extraordinary loss and cumulative effect of accounting change	$(25.3)	$(152.2)	$(152.2)	$(75.3)	$(195.2)	$(195.2)

Less: Redeemable preferred stock dividends	(2.1)	—	—	(4.2)	—	—

Net loss before extraordinary loss and cumulative effect of accounting change applicable to common stock	(27.4)	(152.2)	(152.2)	(79.5)	(195.2)	(195.2)

Add back: Goodwill amortization	—	—	2.6	—	—	5.4

Adjusted net loss before extraordinary loss and cumulative effect of accounting change	(27.4)	(152.2)	(149.6)	(79.5)	(195.2)	(189.8)

Extraordinary loss on debt prepayment	(6.5)	—	—	(6.5)	—	—

Cumulative effect of accounting change	—	—	—	—	(116.4)	(116.4)

Net loss applicable to common stock	$(33.9)	$(152.2)	$(149.6)	$(86.0)	$(311.6)	$(306.2)

Basic weighted average common shares outstanding	175.5	173.5	173.5	175.2	172.8	172.8

Add incremental shares for:

Dilutive effect of stock options	—	—	—	—	—	—

Convertible redeemable preferred stock	—	—	—	—	—	—

Diluted weighted average common shares outstanding	175.5	173.5	173.5	175.2	172.8	172.8

Earnings per share (1):

Basic:

Net loss before extraordinary loss and cumulative effect of accounting change	$(0.16)	$(0.88)	$(0.88)	$(0.45)	$(1.13)	$(1.13)

Add back: Goodwill amortization	—	—	0.02	—	—	0.03

Adjusted net loss before extraordinary loss and cumulative effect of accounting change	(0.16)	(0.88)	(0.86)	(0.45)	(1.13)	(1.10)

Extraordinary loss on debt prepayment	(0.04)	—	—	(0.04)	—	—

Cumulative effect of accounting change	—	—	—	—	(0.67)	(0.67)

Net loss applicable to common stock	$(0.19)	$(0.88)	$(0.86)	$(0.49)	$(1.80)	$(1.77)

Diluted(1):

Reported net loss before extraordinary loss and cumulative effect of accounting change	$(0.16)	$(0.88)	$(0.88)	$(0.45)	$(1.13)	$(1.13)

Add back: Goodwill amortization	—	—	0.02	—	—	0.03

Adjusted net loss before extraordinary loss and cumulative effect of accounting change	(0.16)	(0.88)	(0.86)	(0.45)	(1.13)	(1.10)

Extraordinary loss on debt prepayment	(0.04)	—	—	(0.04)	—	—

Cumulative effect of accounting change	—	—	—	—	(0.67)	(0.67)

Net loss applicable to common stock	$(0.19)	$(0.88)	$(0.86)	$(0.49)	$(1.80)	$(1.77)

(1)	Certain amounts may not total due to rounding of individual components

Note 8: Long-Term Debt

         On May 6, 2002, the Issuers issued $300 million of Notes pursuant to a Rule 144A/Regulation S offering that was exempt from the registration requirements of the federal securities laws. The Notes mature on May 15, 2008 and are non-callable for four years. The Notes were issued at a discount of 96.902% and generated net cash proceeds of $279.3 million after such discount and the payment of issuance costs. The proceeds (excluding $0.6 million withheld for remaining closing costs) were used to prepay a portion of the Company’s senior bank facilities. In connection with this debt prepayment, the Company wrote off $6.5 million of debt issuance costs which is reflected as an extraordinary loss in the Company’s Consolidated Statements of Operations. The Notes will accrue interest at the rate of 12% per annum from May 6, 2002. Commencing on February 6, 2003, the Notes will accrue interest at a rate of 13% per annum unless prior thereto the Company has issued common stock or certain convertible preferred stock to financial sponsors generating at least $100 million in gross cash proceeds and has used the net cash proceeds to repay indebtedness under its senior bank facilities or under any other credit facility secured by a first-priority lien and has permanently reduced the related loan commitment equal to the amount prepaid. Such increase in interest rate, if any, will remain effective until such time as the Company has completed such a stock issuance and repayment, unless such stock issuance and repayment occurs after August 6, 2003, in which case such increase in interest rate will remain in effect. The Company will pay interest on the Notes semi-annually on May 15 and November 15, commencing November 15, 2002.

         The Notes are jointly and severally guaranteed on a senior basis by the Company’s domestic restricted subsidiaries that are guarantors under its senior subordinated notes. In addition, the Notes and the guarantees are secured on a second priority basis by the capital stock or other equity interest of domestic subsidiaries, 65% of the capital stock or other equity interests of first-tier foreign subsidiaries and substantially all other assets, in each case that are held by the Company or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

         The Issuers have agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement. If the Issuers fail to comply with certain obligations under the registration rights agreement, the Issuers will incur additional interest up to a maximum of 2.0%.

         The Company used the net proceeds from the issuance and sale of the Notes to prepay a portion of its senior bank facilities. Because the remaining principal on the senior bank facilities was reduced below $750 million, the supplemental interest charges (described in the Company’s Form 10-K as filed with the SEC on March 29, 2002) were reduced from 3.0% to 1.0%.

         The following table presents the components of long-term debt and their related maturities. Comparative pro forma figures (which assume the Debt Refinancing had not occurred as of June 28, 2002) are also presented to illustrate the effects of the Debt Refinancing that occurred during the second quarter of 2002 (in millions):

					Pro Forma	Pro Forma
	Amount of		Interest	June 28, 2002	Interest	June 28, 2002
	Facility		Rate	Balance	Rate (1)	Balance (1)	Change

Senior Bank Facilities
Tranche A	$200.0		6.8750%	$7.5	8.8750%	$15.6	$(8.1)

Tranche B	325.0		6.8750%	210.9	8.8750%	310.9	(100.0)

Tranche C	350.0		6.8750%	227.2	8.8750%	334.9	(107.7)

Tranche D	200.0		6.8750%	134.8	8.8750%	196.7	(61.9)

Revolver	150.0		6.8750%	125.0	8.8750%	125.0	—

12% Senior Subordinated Notes due 2009				260.0		260.0	—

12% Senior Secured Notes due 2008 interest payable semi-annually, net of debt discount of $9.1				290.9		—	290.9

10% Junior Subordinated Note to Motorola due 2011, interest compounded semi- annually, payable at maturity				120.8		120.8	—

2.25% Note Payable due 2010 (Japan)				23.0		23.0	—

Less: Current maturities				(7.5)		(12.2)	4.7

				$1,392.6		$1,374.7	$17.9

Annual maturities are as follows:				Actual		Pro Forma (1)	Change

	Remainder of

		2002		$3.8		$5.7	$(1.9)

		2003		9.3		13.8	(4.5)

		2004		11.8		18.3	(6.5)

		2005		236.9		290.1	(53.2)

		2006		280.9		412.3	(131.4)

	Thereafter			857.4		646.7	210.7

			Total	$1,400.1		$1,386.9	$13.2

(1)	Pro Forma amounts assume the issuance of the Notes and related prepayment on the senior bank facilities had not occurred as of June 28, 2002.

         On April 17, 2002, the Company’s senior bank facilities were amended to permit the issuance of the Notes, to permit the second-priority liens securing the Notes and to provide that, subject to specified conditions:

•	minimum interest expense coverage ratio and maximum leverage ratio requirements will not apply until periods beginning after December 31, 2003;

•	from January 1, 2004 to June 30, 2006, the minimum required interest expense coverage ratio will be lower and the maximum permitted leverage ratio will be higher, in each case as compared to the ratios previously required under the credit agreement;

•	minimum EBITDA levels will apply until December 31, 2003 and minimum cash levels will apply until certain minimum interest coverage ratio and maximum leverage ratio requirements are met;

•	sales of property, plant and equipment in connection with specified restructuring activities will be permitted; and

•	borrowings of up to $100.0 million by or for the benefit of the Company’s joint venture in Leshan, China will be permitted, the proceeds of which would be used to prepay loans under the senior bank facilities.

         At June 29, 2001 the Company was not in compliance with minimum interest expense coverage ratio and leverage ratio covenants under its senior bank facilities. On August 13, 2001, the Company received a waiver in respect of this noncompliance at June 29, 2001. In connection with this waiver, the Company’s senior bank facilities were amended. As a condition to the waiver and amendment, the Company was required to obtain $100.0 million through an equity investment from an affiliate of Texas Pacific Group (“TPG”), the Company’s majority stockholder. The Company satisfied this requirement on September 7, 2001, when it issued 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG in exchange of $100.0 million ($99.2 million net of issuance costs). The key terms of this amendment, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, were further amended in April 2002, as described above. At June 28, 2002, the Company was in compliance with the covenants, as amended.

         The Company and SCI LLC are co-issuers of both the senior subordinated notes and the senior secured notes. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) irrevocably and unconditionally guaranteed on a joint and several basis, the Issuers’ obligations under the senior subordinated notes and the Notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s Czech subsidiaries, the Leshan joint venture and nominal equity interests in certain of the Company’s other foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of either the senior subordinated notes or the Notes.

         Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 28, 2002 and December 31, 2001 and for quarters and six months ended June 28, 2002 and June 29, 2001 are as follows (in millions):

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

As of June 28, 2002

Cash and cash equivalents	$—	$80.7	$—	$87.0	$—	$167.7

Receivables, net	—	55.1	—	88.4	—	143.5

Inventories	—	24.6	2.4	128.6	4.4	160.0

Other current assets	—	8.0	0.3	33.5	—	41.8

Total current assets	—	168.4	2.7	337.5	4.4	513.0

Property, plant and equipment, net	—	125.0	37.2	345.2	(4.4)	503.0

Deferred income taxes	—	—	—	—	—	—

Goodwill and other intangibles, net	—	8.1	101.9	—	—	110.0

Investments and other assets	(531.3)	156.3	47.3	1.1	467.3	140.7

Total assets	$(531.3)	$457.8	$189.1	$683.8	$467.3	$1,266.7

Accounts payable	$—	$19.6	$2.7	$71.8	$—	$94.1

Accrued expenses and other current liabilities	—	96.7	1.6	35.7	1.5	135.5

Deferred income on sales to distributors	—	34.0	—	41.3	—	75.3

Total current liabilities	—	150.3	4.3	148.8	1.5	304.9

Long-term debt (1)	550.9	1,369.6	—	23.0	(550.9)	1,392.6

Other long-term liabilities	—	42.4	—	13.6	—	56.0

Intercompany (1)	(591.5)	(549.6)	170.7	419.5	550.9	—

Total liabilities	(40.6)	1,012.7	175.0	604.9	1.5	1,753.5

Minority interests in consolidated subsidiaries	—	—	—	—	3.9	3.9

Redeemable preferred stock	105.8	—	—	—	—	105.8

Stockholders’ equity (deficit)	(596.5)	(554.9)	14.1	78.9	461.9	(596.5)

Liabilities, minority interests and stockholders’ equity (deficit)	$(531.3)	$457.8	$189.1	$683.8	$467.3	$1,266.7

As of December 31, 2001

Cash and cash equivalents	$—	$124.9	$0.1	$54.8	$—	$179.8

Receivables, net	—	62.4	—	79.9	—	142.3

Inventories	—	25.9	3.1	158.8	(4.1)	183.7

Other current assets	—	6.8	0.1	38.1	—	45.0

Total current assets	—	220.0	3.3	331.6	(4.1)	550.8

Property, plant and equipment, net	—	148.3	42.7	368.9	(4.4)	555.5

Deferred income taxes	—	—	—	1.3	—	1.3

Goodwill and other intangibles, net	—	8.0	107.9	—	—	115.9

Investments and other assets	(453.1)	62.4	45.4	1.0	481.2	136.9

Total assets	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

Accounts payable	$—	$33.4	$2.4	$75.7	$—	$111.5

Accrued expenses and other current liabilities	—	86.8	0.2	37.0	—	124.0

Deferred income on sales to distributors	—	43.3	—	56.1	—	99.4

Total current liabilities	—	163.5	2.6	168.8	—	334.9

Long-term debt (1)	260.0	1,352.6	—	21.9	(260.0)	1,374.5

Other long-term liabilities	—	50.6	—	12.1	—	62.7

Intercompany (1)	(297.3)	(630.4)	156.1	510.1	261.5	—

Total liabilities	(37.3)	936.3	158.7	712.9	1.5	1,772.1

Minority interests in consolidated subsidiaries	—	—	—	—	4.1	4.1

Redeemable preferred stock	101.6	—	—	—	—	101.6

Stockholders’ equity (deficit)	(517.4)	(497.6)	40.6	(10.1)	467.1	(517.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the quarter ended June 28, 2002

Revenues	$—	$143.8	$13.0	$320.1	$(199.2)	$277.7

Cost of sales	—	141.6	14.5	243.1	(197.5)	201.7

Gross profit	—	2.2	(1.5)	77.0	(1.7)	76.0

Research and development	—	0.5	5.6	16.7	(6.6)	16.2

Selling and marketing	—	8.0	0.4	6.8	—	15.2

General and administrative	—	19.8	(0.6)	7.5	—	26.7

Amortization of goodwill and other intangibles	—	—	3.0	—	—	3.0

Restructuring and other charges	—	(0.5)	0.5	3.1	—	3.1

Total operating expenses	—	27.8	8.9	34.1	(6.6)	64.2

Operating income (loss)	—	(25.6)	(10.4)	42.9	4.9	11.8

Interest expense, net	—	(20.3)	(6.3)	(9.7)	—	(36.3)

Other income and expense (2)	—	(40.4)	—	40.4	—	—

Equity earnings (losses)	(31.8)	58.9	2.5	—	(27.1)	2.5

Income (loss) before income taxes, minority interests and extraordinary loss	(31.8)	(27.4)	(14.2)	73.6	(22.2)	(22.0)

Income tax benefit (provision)	—	(0.3)	—	(3.0)	—	(3.3)

Minority interests	—	—	—	—	—	—

Extraordinary loss, net	—	(6.5)	—	—	—	(6.5)

Net income (loss)	$(31.8)	$(34.2)	$(14.2)	$70.6	$(22.2)	$(31.8)

For the six months ended June 28, 2002

Revenues	$—	$271.4	$26.0	$626.1	$(376.7)	$546.8

Cost of sales	—	266.7	29.9	488.0	(372.0)	412.6

Gross profit	—	4.7	(3.9)	138.1	(4.7)	134.2

Research and development	—	10.8	6.8	29.0	(13.1)	33.5

Selling and marketing	—	15.4	0.9	13.5	—	29.8

General and administrative	—	36.4	(0.6)	20.1	—	55.9

Amortization of goodwill and other intangibles	—	—	6.0	—	—	6.0

Restructuring and other charges	—	6.6	0.5	3.1	—	10.2

Total operating expenses	—	69.2	13.6	65.7	(13.1)	135.4

Operating income (loss)	—	(64.5)	(17.5)	72.4	8.4	(1.2)

Interest expense, net	—	(39.4)	(11.0)	(20.6)	—	(71.0)

Other income and expense (2)	—	(40.4)	—	40.4	—	—

Equity earnings (losses)	(81.8)	92.7	2.0	—	(9.2)	3.7

Income (loss) before income taxes, minority interests and extraordinary loss	(81.8)	(51.6)	(26.5)	92.2	(0.8)	(68.5)

Income tax benefit (provision)	—	(2.0)	—	(5.0)	—	(7.0)

Minority interests	—	—	—	—	0.2	0.2

Extraordinary loss	—	(6.5)	—	—	—	(6.5)

Net income (loss)	$(81.8)	$(60.1)	$(26.5)	$87.2	$(0.6)	$(81.8)

Net cash provided by (used in) operating activities	$—	$(151.8)	$0.1	$154.8	$—	$3.1

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(4.7)	(0.2)	(10.5)	—	(15.4)

Proceeds from sales of property, plant and equipment	—	2.4	—	0.1	—	2.5

Net cash used in investing activities	—	(2.3)	(0.2)	(10.4)	—	(12.9)

Cash flows from financing activities:

Intercompany loans	—	(137.6)	—	137.6	—	—

Intercompany loan repayments	—	250.7	—	(250.7)	—	—

Proceeds from debt issuance, net of closing costs and discount	—	279.3	—	—	—	279.3

Payments on capital lease obligation	—	(1.1)	—	—	—	(1.1)

Repayment of long term debt	—	(283.3)	—	—	—	(283.3)

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	1.9	—	—	—	1.9

Net cash provided by financing activities	—	109.9	—	(113.1)	—	(3.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9

Net increase (decrease) in cash and cash equivalents	—	(44.2)	(0.1)	32.2	—	(12.1)

Cash and cash equivalents, beginning of period	—	124.9	0.1	54.8	—	179.8

Cash and cash equivalents, end of period	$—	$80.7	$—	$87.0	$—	$167.7

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the quarter ended June 29, 2001

Revenues	$—	$182.4	$9.5	386.8	$(268.0)	$310.7

Cost of sales	—	145.4	8.1	363.7	(261.6)	255.6

Gross profit	—	37.0	1.4	23.1	(6.4)	55.1

Research and development	—	3.4	5.0	20.3	(5.8)	22.9

Selling and marketing	—	8.8	1.4	10.6	—	20.8

General and administrative	—	19.7	2.8	11.5	—	34.0

Amortization of goodwill and other intangibles	—	—	5.6	—	—	5.6

Restructuring and other charges	—	21.6	—	74.2	—	95.8

Total operating expenses	—	53.5	14.8	116.6	(5.8)	179.1

Operating income (loss)	—	(16.5)	(13.4)	(93.5)	(0.6)	(124.0)

Interest expense, net	—	(11.8)	(4.7)	(13.2)	—	(29.7)

Equity earnings	(152.2)	(38.3)	2.0	—	190.0	1.5

Gain on the sale of investment in joint venture	—	—	—	—	—	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(152.2)	(66.6)	(16.1)	(106.7)	189.4	(152.2)

Income tax benefit (provision)	—	44.1	8.9	(0.6)	(52.4)	—

Minority interests	—	—	—	—	—	—

Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	$(152.2)	$(22.5)	$(7.2)	$(107.3)	$137.0	$(152.2)

For the six months ended June 29, 2001

Revenues	$—	$398.1	$25.8	821.4	$(574.1)	$671.2

Cost of sales	—	324.0	21.9	744.8	(561.2)	529.5

Gross profit	—	74.1	3.9	76.6	(12.9)	141.7

Research and development	—	14.8	9.1	34.8	(12.9)	45.8

Selling and marketing	—	21.0	3.0	20.6	—	44.6

General and administrative	—	45.2	5.1	20.5	—	70.8

Amortization of goodwill and other intangibles	—	—	11.4	—	—	11.4

Restructuring and other charges	—	43.3	1.3	89.2	—	133.8

Total operating expenses	—	124.3	29.9	165.1	(12.9)	306.4

Operating income (loss)	—	(50.2)	(26.0)	(88.5)	—	(164.7)

Interest expense, net	—	(24.3)	(9.4)	(25.2)	—	(58.9)

Equity earnings	(311.6)	(67.4)	1.6	—	379.5	2.1

Gain on the sale of investment in joint venture	—	—	3.1	—	—	3.1

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(311.6)	(141.9)	(30.7)	(113.7)	379.5	(218.4)

Income tax benefit (provision)	—	56.0	16.8	(1.2)	(48.9)	22.7

Minority interests	—	—	—	—	0.5	0.5

Cumulative effect of accounting change	—	(44.1)	—	(72.3)	—	(116.4)

Net income (loss)	$(311.6)	$(130.0)	$(13.9)	$(187.2)	$331.1	$(311.6)

Net cash provided by (used in) operating activities	$—	$112.1	$7.3	$(190.6)	$0.1	$(71.1)

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(27.5)	(1.1)	(59.4)	—	(88.0)

Investments in joint ventures and other	—	—	—	(0.5)	—	(0.5)

Acquisition of minority interests in consolidated subsidiaries	—	—	—	—	(0.1)	(0.1)

Proceeds from sale of investment in joint venture	—	20.4	—	—	—	20.4

Loans to joint venture	—	(5.0)	—	—	—	(5.0)

Proceeds from sales of property, plant and equipment	—	1.1	—	1.0	—	2.1

Net cash used in investing activities	—	(11.0)	(1.1)	(58.9)	(0.1)	(71.1)

Cash flows from financing activities:

Intercompany loans	—	(186.6)	—	186.6	—	—

Intercompany loan repayments	—	58.0	—	(58.0)	—	—

Proceeds from senior credit facilities and other borrowings	—	125.0	—	—	—	125.0

Payments on capital lease obligation	—	(0.6)	—	—	—	(0.6)

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	3.9	—	—	—	3.9

Net cash (used in) provided by financing activities	—	(0.3)	—	128.6	—	128.3

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	—	100.8	6.2	(120.2)	—	(13.2)

Cash and cash equivalents, beginning of period	—	44.9	(1.1)	145.1	—	188.9

Cash and cash equivalents, end of period	$—	$145.7	$5.1	$24.9	$—	$175.7

(1)	For purposes of this presentation, the senior subordinated notes and senior secured notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

(2)	Represents the effects of an intercompany loan write-off in connection with the closure of the Company’s Guadalajara, Mexico facility.

Note 9: Commitments and Contingencies

         The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the following paragraph, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

         During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against it and certain of its current and former officers, current directors and the underwriters for its initial public offering (“IPO”). The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The amended complaint further states that these alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against over 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

Note 10: Related Party Transactions

         Related party activity between the Company and Motorola is as follows (in millions):

	Quarter Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Purchases of manufacturing services from Motorola	$4.3	$30.0	$7.5	$55.5

Cost of other services, rent and equipment purchased from Motorola	$0.4	$3.1	$0.9	$15.7

         On April 8, 2002, the Company and Motorola, Inc. reached agreement regarding certain post-closing payments to be made under agreements entered into in connection with the August 1999 Recapitalization. Pursuant to the agreement, Motorola paid the Company $10.6 million during the second quarter of 2002. As a result, the Company has recognized a related gain of $12.4 million, which is included in Restructuring and Other Charges in the Consolidated Statement of Operations and Comprehensive Loss. Motorola is a related party of the Company, continuing to own less than 7% of the Company’s total common stock at June 28, 2002.

Note 11: Recently Issued and Recently Adopted Accounting Pronouncements

         Effective January 1, 2002, the Company adopted the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company no longer records amortization with respect to goodwill resulting from the April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”). Such amortization expense totaled $10.7 million in 2001.

         During the first quarter of 2002, the Company identified its various reporting units and allocated its assets (including goodwill) and liabilities to such reporting units. During the second quarter of 2002, the Company compared the book value of the reporting unit containing the Cherry goodwill to the related fair value of that reporting unit and determined that a goodwill impairment write-down was not required. Pursuant to the provisions of SFAS 142, the Company will evaluate the need for a goodwill impairment writedown on an annual basis or whenever events or circumstances indicate that an impairment may have occurred.

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

         In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB

Statement No. 13, Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003. The Company has not yet determined the impact of SFAS No.145 on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

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

         We serve a broad base of end-user markets including wireless communications, consumer electronics, automotive and industrial electronics, plus networking and computing markets. Applications for our products in these markets include portable electronics, computers, game stations, servers, automotive and industrial automation control systems, routers, switches, storage-area networks and automated test equipment.

         We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices, and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the complementary parts that deliver system level functionality and design solutions. We are an industry leader in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis. This has become increasingly important to our customers as they seek to reduce the number of suppliers with which they conduct business.

         Recent developments. After over two years of extremely positive industry fundamentals, the semiconductor industry began to experience a severe slowdown in demand in the last quarter of 2000, which continued into 2001 as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. However, in the third and fourth quarters of 2001 and continuing into the second quarter of 2002, demand for our products began to show signs of stabilization as customer orders across all of our product families were up from the second quarter of 2001. On a sequential basis, the Company’s 13-week backlog grew for the second consecutive quarter with a book-to-bill ratio above 1.0.

         Our total revenues were $277.7 million in the second quarter of 2002, compared to $310.7 million in the second quarter of 2001 and $269.1 million in the first quarter of 2002. We currently expect our total revenues for the third quarter of 2002 to be flat to slightly up with gross margins increasing 100-300 basis points and operating expenses remaining flat to slightly down from the second quarter. This includes further realization of cost savings from our restructuring programs. While longer-term visibility remains poor, it is currently our expectation that with market conditions continuing to improve we would achieve break-even from an earnings perspective and return to profitability before the third quarter of 2003. See “Trends, Risks, Uncertainties and Forward-Looking Statements” below in this Form 10-Q.

         On April 24, 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 40,000,000 shares of our common stock. We may sell the registered shares in one or more offerings depending on market and general business conditions.

         On May 6, 2002, we issued $300.0 million of 12% Senior Secured Notes (the “Notes”) pursuant to a Rule 144A/Regulation S offering that was exempt from the registration requirements of the federal securities laws. The Notes mature on May 15, 2008 and are non-callable for four years. The Notes were issued at a discount of 96.902% and generated net cash proceeds of $279.3 million after such discount and the payment of issuance costs. The proceeds (excluding $0.6 million withheld for remaining closing costs) were used to prepay a portion of our senior bank facilities. In connection with this debt prepayment, we wrote off $6.5 million of debt issuance costs. The Notes will accrue interest at the rate of 12% per annum from May 6, 2002. Commencing on February 6, 2003, the Notes will accrue interest at a rate of 13% per annum unless prior thereto we have issued common stock or certain convertible preferred stock to financial sponsors generating at least $100 million in gross cash proceeds and have used the net cash proceeds to repay indebtedness under our senior bank facilities or under any other credit facility secured by a first-priority lien and have permanently reduced the related loan commitment equal to the amount prepaid. Such increase in interest rate, if any, will remain effective until such time as we have completed such a stock issuance and repayment, unless such stock issuance and repayment occurs after August 6, 2003, in which case such increase in interest rate will remain in effect. We will pay interest on the Notes semi-

annually on May 15 and November 15, commencing November 15, 2002.

         The Notes are jointly and severally guaranteed on a senior basis by our domestic restricted subsidiaries that are guarantors under our senior subordinated notes. In addition, the Notes and the guarantees are secured on a second priority basis by the capital stock or other equity interest of domestic subsidiaries, 65% of the capital stock or other equity interests of first-tier foreign subsidiaries and substantially all other assets, in each case that are held by us or any of the guarantors, but only to the extent that obligations under our senior bank facilities are secured by a first-priority lien thereon.

         We have agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement. If we fail to comply with certain obligations under the registration rights agreement, we will incur additional interest up to a maximum of 2.0%.

         On April 17, 2002, our senior bank facilities were amended to permit the issuance of the Notes, to permit the second-priority liens securing the Notes and to provide that, subject to specified conditions:

•	minimum interest expense coverage ratio and maximum leverage ratio requirements will not apply until periods beginning after December 31, 2003;

•	from January 1, 2004 to June 30, 2006, the minimum required interest expense coverage ratio will be lower and the maximum permitted leverage ratio will be higher, in each case as compared to the ratios previously required under the credit agreement;

•	minimum EBITDA levels will apply until December 31, 2003 and minimum cash levels will apply until certain minimum interest coverage ratio and maximum leverage ratio requirements are met;

•	sales of property, plant and equipment in connection with specified restructuring activities will be permitted; and

•	borrowings of up to $100.0 million by or for the benefit of the Company’s joint venture in Leshan, China will be permitted, the proceeds of which would be used to prepay loans under the senior bank facilities.

         Restructuring Program. As a response to the downturn in the semiconductor industry, in 2001 we initiated a worldwide restructuring program to better align our cost structure with our revenues. The principal elements of this program are (1) implementing a manufacturing rationalization plan that involves, among other things, plant closures and efficient reallocation of capacity among other facilities, the relocation or outsourcing of related operations to take advantage of lower cost labor markets and the rationalization of our product portfolio; (2) reducing non-manufacturing personnel and implementing other cost controls, in connection with which we have relocated certain of our order entry, finance, quality assurance and information technology functions to lower cost locations and simplified our overall corporate structure and our regional infrastructure; and (3) improving our liquidity by reducing capital expenditures, actively managing working capital and reducing our cost structure through various measures, including reducing some employees compensation and spending on information technology and outside consultants.

         We expect that the elements of this program that we completed during 2001 and thus far in 2002, which resulted in restructuring and other charges of $150.4 and $22.6 million (excluding the effects of the Motorola settlement discussed in Note 10 “Related Party Transactions” in our Notes to Consolidated Financial Statements included in this Form 10-Q), respectively and the further elements we intend to complete during the remainder of 2002 will generate annualized cost savings of approximately $360 million starting in the fourth quarter of 2002, as compared to our cost structure during the first quarter of 2001. As of the end of the second quarter of 2002, we had completed actions to achieve an estimated $340 million of these savings, which were the result of the rationalization of manufacturing operations, personnel reductions and other cost reductions.

         Waiver and Amendment to Senior Bank Facilities. At June 29, 2001 we were not in compliance with minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. On August 13, 2001, we received a waiver in respect of this noncompliance at June 29, 2001. In connection with this waiver, our senior bank facilities were amended. As a condition to the waiver and amendment, we were required to obtain $100.0 million through an equity investment from an affiliate of Texas Pacific Group (“TPG”), our majority stockholder. We satisfied this requirement on September 7, 2001, when we issued 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG for $100.0 million ($99.2 million net of issuance costs). The key terms of this amendment, as described in our Annual Report on Form 10-K for the year ended December 31, 2001, were further amended in April 2002, as discussed above. At June 28, 2002, we were in compliance with the required amended covenants, and our forecasts for the next twelve months indicate continued compliance.

         Recently Issued and Recently Adopted Accounting Policies and Accounting Changes. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, we reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. We no longer record amortization with respect to goodwill resulting from the April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”). Such amortization expense totaled $10.7 million in 2001.

         During the first quarter of 2002, we identified our various reporting units and allocated our assets (including goodwill) and liabilities to such reporting units. During the second quarter of 2002, we compared the book value of the reporting unit containing the Cherry goodwill to the related fair value of that reporting unit and determined that a goodwill impairment write-down was not required. Pursuant to the provisions of SFAS 142, we will evaluate the need for a goodwill impairment writedown on an annual basis or whenever events or circumstances indicate that an impairment may have occurred.

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

         Our interest rate swaps in effect at January 1, 2001 were designated as cash flow hedges, were measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133, we recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consists of an approximate $2.1 million adjustment necessary to record our interest rate swaps in our Consolidated Balance Sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge (included in other assets in the consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities, both before income taxes of approximately $2.2 million.

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

         Also effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. We believe that this accounting change is a preferable method because it better aligns reported results with, focuses us on, and allows investors to better understand, end user demand for the products we sell through distribution, as the timing of our revenue recognition is not influenced by our distributors’ stocking decisions. This revenue recognition policy is commonly used in the semiconductor market. The cumulative effect prior to 2001 of the accounting change was a charge of $155.2 million ($116.4 million, or $0.67 per share, net of income taxes) for the six months ended June 29, 2001. The accounting change resulted in a reduction of the Company’s net loss for the quarter and six months ended June 29, 2001 of $12.2 million, or $0.07 per share, and $26.4 million, or $0.15 per share, respectively.

         In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy

Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are required to adopt SFAS No. 145 effective January 1, 2003. We have not yet determined the impact of SFAS No.145 on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by us after December 31, 2002.

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

Critical Accounting Policies

         The accompanying discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

         Revenue. We generate revenue from the sales of our semiconductor products to original equipment manufacturers, distributors and electronic manufacturing service providers. We also generate revenue, although to a much lesser extent, from foundry services provided to Motorola pursuant to agreements signed in connection with our Recapitalization.

         Prior to January 1, 2001, we recognized revenue on distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns from our distributors as well as for other related sales costs and allowances. Effective January 1, 2001, we changed our revenue recognition policy for distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change also eliminated the need to provide for estimated sales returns from distributors. Deferred income on sales to distributors as reflected in our consolidated balance sheet represents the net margin (deferred revenue less associated costs of sales) on inventory on hand at our distributors at the end of the period. We continue to recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales costs and allowances.

         We believe that this change better aligns our reported results with, focuses us on, and enables investors to better understand, end user demand for the products we sell through distributors as our revenue is not influenced by our distributors’ stocking decisions.

         Inventories. We carry our inventories at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior twelve months. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. Obsolete inventories are charged against the previously established reserves when the Company determines that products cannot be sold.

         Deferred tax valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, we established a valuation allowance for the majority of our deferred tax assets and through the first half of 2002, we have not recognized any incremental deferred tax benefits. We monitor our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance on an ongoing basis.

         Property, Plant & Equipment Impairment. We periodically evaluate the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We continually apply our best judgement when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests.

         Defined Benefit Plans. We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgement, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans. We have assumed rates of return of 8.5% for our U.S. pension plan and 6.6% for our foreign pension plans in our actuarial assumptions. We estimate that each 0.5% change in the assumed rate of return would cause a $0.2 million change in pension expense for the next fiscal year. We have also assumed discount rates of 7.40% and 5.08% for our U.S. pension plan liability and foreign pension plan liability, respectively. We estimate that each 0.5% change in this assumed rate would cause a $0.5 million change in pension expense for the next fiscal year.

Results of Operations

Quarter Ended June 28, 2002 Compared To Quarter Ended June 29, 2001

         Operating results for the quarters ended June 28, 2002 and June 29, 2001 follow.

	Quarter Ended

		% of Net		% of Net
	June 28,	Product	June 29,	Product
	2002	Revenues(1)	2001	Revenues(1)

	(in millions)
Revenues:

Net product revenues	$277.5	100.0%	$307.3	100.0%

Foundry revenues from Motorola	0.2	0.1%	3.4	1.1%

Total revenues	277.7	100.1%	310.7	101.1%

Cost of sales	201.7	72.7%	255.6	83.2%

Gross profit	76.0	27.4%	55.1	17.9%

Operating expenses:

Research and development	16.2	5.8%	22.9	7.5%

Selling and marketing	15.2	5.5%	20.8	6.8%

General and administrative	26.7	9.6%	34.0	11.1%

Amortization of goodwill and other intangibles	3.0	1.1%	5.6	1.8%

Restructuring and other charges	3.1	1.1%	95.8	31.2%

Total operating expenses	64.2	23.1%	179.1	58.3%

Operating loss	11.8	4.3%	(124.0)	-40.4%

Other income (expenses), net:

Interest expense	(36.3)	(13.1%)	(29.7)	(9.7%)

Equity in earnings of joint ventures	2.5	0.9%	1.5	0.5%

Other income (expenses), net	(33.8)	(12.2%)	(28.2)	(9.2%)

Loss before income taxes, minority interests and extraordinary loss	(22.0)	(7.9%)	(152.2)	(49.5%)

Income tax provision	(3.3)	(1.2%)	—	0.0%

Minority interests	—	0.0%	—	0.0%

Net loss before extraordinary loss	(25.3)	(9.1%)	(152.2)	(49.5%)

Extraordinary loss on debt prepayment	(6.5)	(2.3%)	—	0.0%

Net loss	(31.8)	(11.5%)	(152.2)	(49.5%)

Less: Redeemable preferred stock dividends	(2.1)	(0.8%)	—	0.0%

Net loss applicable to common stock	$(33.9)	(12.2%)	$(152.2)	(49.5%)

_____________
(1)	Certain amounts may not total due to rounding of individual components.

         Total revenues. Total revenues decreased $33.0 million, or 10.6%, to $277.7 million in the second quarter of 2002 from $310.7 million in the second quarter of 2001, due primarily to pricing declines and a reduction in foundry revenues, partially offset by volume and mix changes.

         Net product revenues. Net product revenues decreased $29.8 million, or 9.7%, to $277.5 million in the second quarter of 2002 from $307.3 million in the second quarter of 2001. Of the 9.7% decline, approximately 12% was due to pricing declines, with offsetting volume and mix changes.

         The net product revenues by product line for the quarters ended June 28, 2002 and June 29, 2001 are as follows:

		As a %		As a %
	Quarter Ended	Net Product	Quarter Ended	Net Product	Dollar
	June 28, 2002	Revenue	June 29,2001	Revenue	Change	% Change

Power Management and Standard Analog	$93.4	33.7%	$88.9	28.9%	$4.5	5.1%

MOS Power	35.7	12.9%	38.3	12.5%	(2.6)	(6.8%)

High Frequency Clock and Data Management	17.0	6.1%	31.6	10.3%	(14.6)	(46.2%)

Standard Components	131.4	47.4%	148.5	48.3%	(17.1)	(11.5%)

Total Net Product Revenues	$277.5		307.3		$(29.8)

         Approximately 39%, 44% and 18% of our net product revenues in the second quarter of 2002 were derived from the Americas, Asia/Pacific and Europe (including the Middle East), respectively, compared to 40%, 37% and 23%, respectively, in the second quarter of 2001. The change from prior year reflects the continuing recovery of the Asia/Pacific markets and our growth in the China market.

         Foundry revenues. Foundry revenues from Motorola decreased $3.2 million, or 94.1%, to $0.2 million in the second quarter of 2002 from $3.4 million in the second quarter of 2001. We expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers.

         Cost of sales. Cost of sales decreased $53.9 million, or 21.1%, to $201.7 million in the second quarter of 2002 from $255.6 million in the second quarter of 2001, primarily as a result of the execution of planned cost reduction activities, increased internal capacity utilization, and lower provisions for excess inventories taken during the second quarter of 2002 as compared to the second quarter of 2001. As of the end of the second quarter of 2002, we completed actions to achieve an estimated $240.0 million of annual cost of sales savings as compared to the Company’s benchmark of the first quarter of 2001.

         Gross profit. Gross profit (computed as total revenues less cost of sales) increased $20.9 million, or 37.9%, to $76.0 million in the second quarter of 2002 from $55.1 million in the second quarter of 2001. The increase in gross profit was primarily due to improved manufacturing capacity utilization as a result of our restructuring activities and lower provisions for excess inventories recorded during the quarter, offset by pricing declines. As a percentage of total revenues, gross margin increased to 27.4% in the second quarter of 2002 from 17.7% in the second quarter of 2001.

Operating expenses

         Research and development. Research and development costs decreased $6.7 million, or 29.3%, to $16.2 million in the second quarter of 2002 from $22.9 million in the second quarter of 2001, primarily as a result of aligning our operating costs with our revenues. As a percentage of net product revenues, research and development costs declined to 5.8% in the second quarter of 2002 from 7.5% in the second quarter of 2001. Our target for research and development costs continues to be 5-6% of revenues. The primary emphasis of our new product development efforts is on power management and standard analog and high frequency clock and data management solutions, the highest margin and fastest potential growth product families within our portfolio, with 80% of our overall research and development investments focused in these areas.

         Selling and marketing. Selling and marketing expenses decreased by $5.6 million, or 26.9%, to $15.2 million in the second quarter of 2002 from $20.8 million in the second quarter of 2001. The decrease in selling and marketing expenses from the second quarter of 2001 was attributable to our restructuring program. These actions included the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry functions to lower cost locations. As a percentage of net product revenues, these costs decreased to 5.5% in the second quarter of 2002 from 6.8% in the second quarter of 2001.

         General and administrative. General and administrative expenses decreased by $7.3 million, or 21.5%, to $26.7 million in the second quarter of 2002 from $34.0 million in the second quarter of 2001, as a result of cost reduction actions and lower discretionary spending. As a percentage of net product revenues, these costs decreased to 9.6% in the second quarter of 2002 from 11.1% in the second quarter of 2001.

         Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased $2.6 million to $3.0 million in the second quarter of 2002 from $5.6 million the second quarter of 2001, as a result of the adoption of SFAS 142 effective January 1, 2002, which eliminated the amortization of goodwill (see Note 11 “Recently Issued and Recently Adopted Accounting Pronouncements” in our Notes to Consolidated Financial Statements in this Form 10-Q).

         Restructuring and other charges. In June 2002, we recorded a charge of $16.7 million to cover costs associated with a worldwide restructuring program involving manufacturing, selling, general and administrative functions. The charge included $3.9 million to cover employee separation costs associated with the termination of 79 employees, $8.4 million for fixed asset impairments that were charged directly against the related assets, $2.8 million in costs related to termination of certain purchase and supply agreements, and $1.6 million of additional exit costs associated with the shutdown of our Guadalajara, Mexico facility. Employee separation costs included $1.0 million of non-cash charges associated with the modification of stock options for certain terminated employees. As of June 28, 2002, 79 employees had been terminated under this restructuring program. As of June 28, 2002, the remaining liability related to this restructuring was $5.5 million. We released to income $1.2 million of exit costs previously accrued in connection with a 2001 restructuring program. We also recorded a gain of $12.4 million related to a settlement with Motorola on April 8, 2002, which partially offset the charges discussed above for a net charge of $3.1 million (see Note 10 “Related Party Transactions” in our Notes to Consolidated Financial Statements in this Form 10-Q for a further discussion of the settlement agreement.)

         In June 2001, we recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program involving both manufacturing locations, selling, general and administrative functions and other costs. The charge included $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, $42.2 million for asset impairments that were charged directly against the related assets and a $10.0 million of other costs primarily related to facility closures and contract terminations. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees. As of June 28, 2002, the remaining liability associated with the June 2001 restructuring charge was $7.3 million and 125 employees remain to be terminated under this restructuring program.

         A summary of activity in our restructuring related reserves for the quarter ended June 28, 2002 is as follows (in millions):

Balance, March 29, 2002	$19.0

Plus: June 2002 charges	7.3

Less: Payments charged against the reserve	(6.6)

Less: Reserve released to income	(1.2)

Balance, June 28, 2002	$18.5

         Operating income (loss). Operating income (loss) improved $135.8 million, to $11.8 million income in the second quarter of 2002 compared to $124.0 million loss in the second quarter of 2001. This improvement was due to higher factory utilization rates, a decrease in operating costs as a result of the restructuring program implemented during 2001 and 2002, lower provisions for excess inventories, and lower restructuring and other charges, offset by pricing declines in the second quarter of 2002 as compared to 2001. As of the end of the second quarter of 2002, we completed actions to achieve an estimated $240 million of annual cost of sales savings and $100 million of annual operating expense savings as compared to the Company’s benchmark of the first quarter of 2001. Excluding restructuring and other charges, operating income for the quarter ended June 28, 2002 would have been $14.9 million compared to an operating loss of $28.2 million for the quarter ended June 29, 2001.

         Interest expense. Interest expense increased $6.6 million, or 22.2%, to $36.3 million in the second quarter of 2002 from $29.7 million in the second quarter of 2001. The increase was due to interest related to the $125.0 million draw on our revolving line of credit in May 2001, the supplemental interest charges resulting from the August 2001 amendments to our senior bank facilities and the effects of the Debt Refinancing previously discussed in Note 8 “Long-Term Debt” in our Notes to Consolidated Financial Statements included in this Form 10-Q.

         Equity in earnings of joint venture. Equity in earnings from our Leshan joint venture increased $1.0 million to $2.5 million of income in the second quarter of 2002 from $1.5 million in the second quarter of 2001, due primarily to increased capacity and manufacturing efficiencies.

         Income tax benefit (provision). The income tax provision was $3.3 million in the second quarter of 2002 compared with $0.0 million in the second quarter of 2001. The 2002 provision is attributable to foreign income and withholding taxes. We did not recognize a tax benefit relating to our domestic operating loss in the second quarter of either 2002 or 2001.

Six Months Ended June 28, 2002 Compared To Six Ended June 29, 2001

         Operating results for the six months ended June 28, 2002 and June 29, 2001 follow.

	Six Months Ended

		% of Net		% of Net
	June 28,	Product	June 29,	Product
	2002	Revenues(1)	2001	Revenues(1)

	(in millions)
Revenues:

Net product revenues	$546.2	100.0%	$664.3	100.0%

Foundry revenues from Motorola	0.6	0.1%	6.9	1.0%

Total revenues	546.8	100.1%	671.2	101.0%

Cost of sales	412.6	75.5%	529.5	79.7%

Gross profit	134.2	24.6%	141.7	21.3%

Operating expenses:

Research and development	33.5	6.1%	45.8	6.9%

Selling and marketing	29.8	5.5%	44.6	6.7%

General and administrative	55.9	10.2%	70.8	10.7%

Amortization of goodwill and other intangibles	6.0	1.1%	11.4	1.7%

Restructuring and other charges	10.2	1.9%	133.8	20.1%

Total operating expenses	135.4	24.8%	306.4	46.1%

Operating loss	(1.2)	-0.2%	(164.7)	-24.8%

Other income (expenses), net:

Interest expense	(71.0)	(13.0%)	(58.9)	(8.9%)

Equity in earnings of joint ventures	3.7	0.7%	2.1	0.3%

Gain on sale of investment in joint venture	—	0.0%	3.1	0.5%

Other income (expenses), net	(67.3)	(12.3%)	(53.7)	(8.1%)

Loss before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(68.5)	(12.5%)	(218.4)	(32.9%)

Income tax benefit (provision)	(7.0)	(1.3%)	22.7	3.4%

Minority interests	0.2	0.0%	0.5	0.1%

Net loss before extraordinary loss and cumulative effect of accounting change	(75.3)	(13.8%)	(195.2)	(29.4%)

Extraordinary loss on debt prepayment	(6.5)	(1.2%)	—	0.0%

Cumulative effect of accounting change (net of income taxes of $38.8)	—		(116.4)	(17.5%)

Net loss	(81.8)	(15.0%)	(311.6)	(46.9%)

Less: Redeemable preferred stock dividends	(4.2)	(0.8%)	—	0.0%

Net loss applicable to common stock	$(86.0)	(15.7%)	$(311.6)	(46.9%)

______________
(1)	Certain amounts may not total due to rounding of individual components.

         Total revenues. Total revenues decreased $124.4 million, or 18.5%, to $546.8 million in the first six months of 2002 from $671.2 million in the first six months of 2001, due primarily to pricing declines, volume and mix changes and a reduction in foundry revenues.

         Net product revenues. Net product revenues decreased $118.1 million, or 17.8%, to $546.2 million in the first six months of 2002 from $664.3 million in the first six months of 2001. Of the 17.8% decrease, approximately 16% was attributable to pricing declines for these comparable periods with the remainder attributable to volume and mix changes.

The net product revenues by product line for the six months ended June 28, 2002 and June 29, 2001 are as follows:

	Six Months	As a %	Six Months	As a %
	Ended	Net Product	Ended	Net Product	Dollar
	June 28, 2002	Revenue	June 29,2001	Revenue	Change	% Change

Power Management and Standard Analog	$181.0	33.1%	$187.5	28.2%	$(6.5)	(3.5%)

MOS Power	70.1	12.8%	81.1	12.2%	(11.0)	(13.6%)

High Frequency Clock and Data Management	38.6	7.1%	85.1	12.8%	(46.5)	(54.6%)

Standard Components	256.5	47.0%	310.6	46.8%	(54.1)	(17.4%)

Total Net Product Revenues	$546.2		$664.3		$(118.1)

         Approximately 38%, 43% and 19% of our net product revenues in the first six months of 2002 were derived from the Americas, Asia/Pacific and Europe (including the Middle East), respectively, compared to 42%, 35% and 23%, respectively, in the first six months of 2001. The change from prior year reflects the continuing recovery of the Asia/Pacific markets and our growth in the China market.

         Foundry revenues. Foundry revenues from Motorola decreased $6.3 million, or 91.3%, to $0.6 million in the first six months of 2002 from $6.9 million in the first six months of 2001. We expect that these revenues will continue to decline in the future. Motorola continues to be one of our largest original equipment manufacturer (OEM) customers.

         Cost of sales. Cost of sales decreased $116.9 million, or 22.1%, to $412.6 million in the first six months of 2002 from $529.5 million in the first six months of 2001, primarily as a result of the execution of planned cost reduction activities, and lower provisions for excess inventories, partially offset by lower factory utilization. As of the end of the second quarter of 2002, we completed actions to achieve an estimated $240.0 million of annual cost of sales savings as compared to the Company’s benchmark of the first quarter of 2001.

         Gross profit. Gross profit (computed as total revenues less cost of sales) decreased $7.5 million, or 5.3%, to $134.2 million in the first six months of 2002 from $141.7 million in the first six months of 2001. The decrease in gross profit was due to pricing declines and lower manufacturing capacity utilization, offset by the execution of planned cost reduction activities and lower provisions for excess inventories taken during the period. As a percentage of total revenues, gross margin increased to 24.5% in the first six months of 2002 from 21.1% in the first six months of 2001.

Operating expenses

         Research and development. Research and development costs decreased $12.3 million, or 26.9%, to $33.5 million in the first six months of 2002 from $45.8 million in the first six months of 2001, primarily as a result of aligning our operating costs with our revenues. As a percentage of net product revenues, research and development costs remained fairly consistent at 6.1% in the first six months of 2002 and 6.9% in the first six months of 2001. The primary emphasis of our new product development efforts is on power management and standard analog and high frequency clock and data management solutions, the highest margin and fastest potential growth product families within our portfolio, with 80% of our overall research and development investments focused in these areas. Our target for research and development costs continues to be 5-6% of revenues.

         Selling and marketing. Selling and marketing expenses decreased by $14.8 million, or 33.2%, to $29.8 million in the first six months of 2002 from $44.6 million in the first six months of 2001. The decrease in selling and marketing expenses over the first six months of 2001 was attributable to our restructuring program. These actions included the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry functions to lower cost locations. As a percentage of net product revenues, these costs decreased to 5.5% in the first six months of 2002 from 6.7% in the first six months of 2001.

         General and administrative. General and administrative expenses decreased by $14.9 million, or 21.0%, to $55.9 million in the first six months of 2002 from $70.8 million in the first six months of 2001, as a result of cost reduction actions and lower discretionary spending. As a percentage of net product revenues, these costs decreased slightly to 10.2% in the first six months of 2002 from 10.7% in the first six months of 2001.

         Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased $5.4 million to $6.0 million in first six months of 2002 from $11.4 million the first six months of 2001, as a result of the adoption of SFAS 142 effective January 1, 2002, which eliminated the amortization of goodwill (see Note 11 “Recently Issued and Recently Adopted Accounting Pronouncements” in our Notes to Consolidated Financial Statements in this Form 10-Q).

         Restructuring and other charges. Restructuring and other charges decreased $123.6 million, or 92.4%, to $10.2 million in the first six months of 2002 from $133.8 million in the first six months of 2001.

         In June 2002, we recorded charges of $16.7 million to cover costs associated with a worldwide restructuring program involving manufacturing, selling, general and administrative functions. The charge includes $3.9 million to cover employee separation costs associated with the termination of 79 employees, $8.4 million for fixed asset impairments that were charged directly against the related assets, $2.8 million in costs related to termination of certain purchase and supply agreements, and $1.6 million of additional exit costs associated with the shutdown of our Guadalajara, Mexico facility. Employee separation costs included $1.0 million of non-cash charges associated with the modification of stock options for certain terminated employees. As of June 28, 2002, 79 employees had been terminated under this restructuring program. As of June 28, 2002, the remaining liability related to this restructuring was $5.5 million. We released to income $1.2 million of exit costs previously accrued in connection with a 2001 restructuring program. We also recorded a gain of $12.4 million related to a settlement with Motorola on April 8, 2002, which partially offset the charges discussed above for a net charge of $3.1 million (see Note 10 “Related Party Transactions” in our Notes to Consolidated Financial Statements in this Form 10-Q for a further discussion of the settlement agreement.)

         In March 2002, we recorded a $7.1 million charge (net of a $0.1 million recovery) to cover costs associated with a worldwide restructuring program involving selling, general and administrative functions. The charge was to cover employee separation costs associated with the termination of 72 employees and included $0.2 of non-cash charges associated with the acceleration of the vesting of stock options for certain terminated employees. As of June 28, 2002, the remaining liability relating to the March 2002 charges to the restructuring program was $4.8 million. As of June 28, 2002, 14 employees have been terminated under the restructuring program.

         In June 2001, we recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program involving both manufacturing locations, selling, general and administrative functions and other costs. The charge included $43.6 million to cover employee separation costs associated with the termination of approximately 3,200 employees, $42.2 million for asset impairments that were charged directly against the related assets and a $10.0 million of other costs primarily related to facility closures and contract terminations. Employee separation costs included $1.1 million of non-cash charges associated with the acceleration of vesting of stock options for terminated employees and $6.1 million for additional pension charges related to terminated employees. As of June 28, 2002, the remaining liability associated with the June 2001 restructuring charge was $7.3 million and 125 employees remain to be terminated under this restructuring program.

         In March 2001, we recorded a $38.0 million charge to cover costs associated with a worldwide restructuring program involving both manufacturing locations, selling, general and administrative functions and other costs. The charge included $31.3 million to cover employee separation costs associated with the termination of approximately 1,100 employees, $2.9 million for asset impairments that were charged directly against the related assets and a $3.8 million charge to cover costs associated with the separation of our executive officers. As of June 28, 2002, there was no remaining liability relating to the March 2001 charges to the restructuring program.

         A summary of activity in our restructuring related reserves for the six months ended June 28, 2002 is as follows (in millions):

Balance, January 1, 2002	$19.8

Plus: March 2002 charges	7.0

Plus: June 2002 charges	7.3

Less: Payments charged against the reserve	(14.3)

Less: Reserve released to income	(1.3)

Balance, June 28, 2002	$18.5

         Operating loss. Operating loss decreased $163.5 million, to $1.2 million in the first six months of 2002 compared to $164.7 million in the first six months of 2001. This decrease was due to a decrease in operating costs as a result of the restructuring program implemented during 2001 and 2002, lower provisions for excess inventories, and lower restructuring and other charges taken in the first six months of 2002 as compared to 2001, offset by pricing declines on our products. As of the end of the second quarter of 2002, we completed actions to achieve an estimated $240.0 million of annual cost of sales savings and $100.0 million of annual operating expense savings as compared to the Company’s benchmark of the first quarter of 2001. Excluding restructuring and other charges, operating income for the six months ended June 28, 2002 would have been $9.0 million operating income compared to an operating loss of $30.9 million for the six months ended June 29, 2001.

         Interest expense. Interest expense increased $12.1 million, or 20.5%, to $71.0 million in the first six months of 2002 from $58.9 million in the first six months of 2001. The increase was due to interest related to the $125.0 million draw on our revolving line of credit in May 2001, the supplemental interest charges resulting from the August 2001 amendments to our senior bank facilities and the effects of the Debt Refinancing previously discussed in Note 8 “Long-Term Debt” in our Notes to Consolidated Financial Statements included in this Form 10-Q.

         Equity in earnings of joint venture. Equity in earnings from our Leshan joint venture increased $1.6 million to $3.7 million of income in the first six months of 2002 from $2.1 million in the first six months of 2001, due primarily to increased capacity and manufacturing efficiencies.

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

         Minority interests. Minority interests represent the portion of net loss of our two majority-owned Czech subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements. Minority interests were $(0.2) million in the first six months of 2002 compared to $(0.5) million in the first six months of 2001 given improvements in the factory utilization.

         Income tax benefit (provision). We recognized an income tax provision of $7.0 million in the first six months of 2002 compared with an income tax benefit of $22.7 million in the comparable 2001 period. The 2002 income tax provision related to income and withholding taxes at certain of our foreign operations, while the income tax benefit in 2001 related to the net impact of foreign income and withholding taxes offset by the benefit attributable to our 2001 domestic net operating loss that could be carried back to prior years. We did not recognize a benefit for the domestic net operating loss generated in 2002 as realization of such benefit is not currently assured.

Liquidity and Capital Resources

         In this section of the management discussion and analysis segment, we are going to discuss:

1)	Sources and uses of cash, and significant factors that influence both,

2)	Our analysis of our cash flows for the second quarter of 2002 and the first half of 2002,

3)	The recent developments that affect our liquidity, and

4)	Our commitments and contractual obligations.

         All of these factors are important to an understanding of our ability to meet our current obligations, to fund working capital in times of growth, to finance expansion either by internal means or through the acquisition of other businesses, or to pay down existing debt.

Sources and Uses of Cash

         We require cash to fund our operating expenses, including working capital requirements and outlays for research and development, to make capital expenditures, strategic acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and equity issuances. In the near term, until we have additional borrowing capacity under our senior bank facilities and can incur additional debt without violation of our existing covenants, we expect to fund our primary cash requirements through cash and cash equivalents on hand, targeted asset sales, and cash generated from operations. We may also raise additional funding through future equity offerings, subject to market conditions.

         We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for our products resulting from the recent economic slowdown and actions taken by our customers to manage their inventories in line with incoming business, competitive pricing pressures, the under-utilization of our manufacturing capacity, our ability to achieve significant reductions in operating expenses, the impact of our restructuring program on our productivity, and our ability to make the substantial research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets or our operational flexibility, including interest rate fluctuations, our ability to maintain compliance with financial covenants and ratios under our existing credit facilities, other limitations imposed by the covenants under our credit facilities or arising from our substantial leverage that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, and a possible future delisting of our common stock from the Nasdaq National Market or a move to the Nasdaq SmallCap Market, discussed further herein.

         As of June 28, 2002, $6.6 million of our $150 million revolving line of credit was available, reflecting borrowings of $125.0 million and outstanding letters of credit of $18.4 million. Under certain circumstances, our senior bank facilities and the indentures relating to the senior subordinated notes and the Notes will allow us to incur additional indebtedness, although there can be no assurances that we would be able to borrow on terms acceptable to us.

Analysis of Cash Flows

         Cash flow information for the quarters ended June 28, 2002 and March 29, 2002 and the six months ended June 28, 2002 and June 29, 2001 are as follows:

	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 28, 2002	March 29, 2002	June 28, 2002	June 29, 2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(31.8)	$(50.0)	$(81.8)	$(311.6)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	33.0	34.0	67.0	85.4

Extraordinary loss on debt prepayment	6.5	—	6.5	—

Cumulative effect of accounting change	—	—	—	116.4

Amortization of debt issuance costs and debt discount	2.0	1.6	3.6	2.7

Provision for excess inventories	4.0	10.7	14.7	32.6

Non-cash impairment write-down of property, plant and equipment	8.4	—	8.4	45.1

Non-cash interest on junior subordinated note payable to Motorola	2.9	2.7	5.6	5.3

Non-cash supplemental interest on senior bank facilities	4.2	7.4	11.6	—

Undistributed earnings of unconsolidated joint ventures	(2.5)	(1.2)	(3.7)	(2.1)

Gain on sale of investment in unconsolidated joint venture	—	—	—	(3.1)

Deferred income taxes	3.9	0.7	4.6	(24.2)

Non-cash stock compensation charges	1.0	0.3	1.3	3.4

Other	0.8	(0.3)	0.5	1.1

Changes in assets and liabilities:

Receivables	9.7	(10.2)	(0.5)	113.2

Inventories	6.4	2.9	9.3	(33.1)

Other assets	3.4	(1.2)	2.2	(13.1)

Accounts payable	(18.2)	0.6	(17.6)	(32.4)

Accrued expenses	(4.0)	4.3	0.3	(7.8)

Income taxes payable	(4.5)	1.8	(2.7)	(12.9)

Accrued interest	13.2	(8.3)	4.9	6.3

Deferred income on sales to distributors	(2.8)	(21.3)	(24.1)	(46.1)

Other long-term liabilities	(8.1)	1.1	(7.0)	3.8

Net cash provided by (used in) operating activities	27.5	(24.4)	3.1	(71.1)

Cash flows from investing activities:

Purchases of property, plant and equipment	(9.8)	(5.6)	(15.4)	(88.0)

Acquisition of minority interest in consolidated subsidiaries	—	—	—	(0.1)

Investments in unconsolidated companies and joint ventures	—	—	—	(0.5)

Loans to unconsolidated joint venture	—	—	—	(5.0)

Proceeds from sale of investment in unconsolidated joint venture	—	—	—	20.4

Proceeds from sales of property, plant and equipment	2.3	0.2	2.5	2.1

Net cash used in investing activities	(7.5)	(5.4)	(12.9)	(71.1)

Cash flows from financing activities:

Proceeds from senior credit facilities and other borrowings	—	—	—	125.0

Proceeds from debt issuance, net of discount and offering expenses	279.3	—	279.3	—

Payments of capital lease obligation	(0.4)	(0.7)	(1.1)	(0.6)

Repayment of senior credit facilities and other borrowings	(280.5)	(2.8)	(283.3)	—

Proceeds from issuance of stock under the employee stock purchase plan	0.4	0.4	0.8	3.4

Proceeds from exercise of stock options	0.3	0.8	1.1	0.5

Net cash provided by (used in) financing activities	(0.9)	(2.3)	(3.2)	128.3

Effect of exchange rates on cash and cash equivalents	1.0	(0.1)	0.9	0.7

Net increase (decrease) in cash and cash equivalents	20.1	(32.2)	(12.1)	(13.2)

Cash and cash equivalents, beginning of period	147.6	179.8	179.8	188.9

Cash and cash equivalents, end of period	$167.7	$147.6	$167.7	$175.7

Cash Flow Activity For The Quarter Ended June 28, 2002

         As of June 28, 2002, we had cash and cash equivalents of $167.7 million, an increase of $20.1 million from the March 29, 2002 balance. During the second quarter of 2002, our operating activities provided $27.5 million of cash, our investing activities showed a use of $7.5 million, financing activities netted a cash usage of $0.9 million and favorable cash exchange rates added $1 million. The $27.5 million of cash provided by operations in the second quarter 2002 was driven primarily from the improvement in operations after adjusting for non-cash items, the timing of certain interest payments, and the receipt of the $10.6 million from Motorola, offset by the funding of our pension plan.

         The improvement in operations after adjusting for non-cash items was comprised of a $31.8 million loss, reduced by non-cash charges of $33.0 million in depreciation and amortization, $6.5 million in write-offs of debt issuance costs associated with the debt prepayment, $2.0 million in debt issuance and debt discount amortization, $8.4 million in property plant and equipment write-downs, and $1.0 million in non-cash stock compensation expense for a total of $19.1 million of cash provided. Cash paid for interest for the quarter was $12.8 million compared to $30.0 million in the first quarter of 2002, thus increasing our cash flow for the quarter. The remaining operating activity for the quarter resulted in a net cash usage due primarily to a payment of $9.3 million made to our pension plan, $6.6 million paid in connection with our restructuring initiatives, and other cash uses, offset by the receipt of $10.6 million from the Motorola settlement. We will continue to expend cash in the future related to our $18.5 million of restructuring reserves that were accrued as of June 28, 2002.

         We expended cash for property, plant and equipment in the second quarter of $9.8 million and received proceeds from equipment sales of $2.3 million, resulting in a $7.5 million net cash usage for investing activities.

         During the second quarter of 2002, we used the net proceeds from the Debt Refinancing of $279.3 million dollars (excluding $0.6 million withheld for remaining closing costs) plus another $1.8 million in cash to repay $280.5 million of our senior bank facilities. Coupled with net cash usage of $0.3 million from other activities, this explains the overall net cash usage of $0.9 million in investing activities for the quarter.

         Cash flow provided by operating activities in the second quarter of 2002 of $27.5 million when compared to the prior quarter’s usage of $24.4 million posted a $51.9 million improvement quarter on quarter primarily due to the improvement in the net loss after adjustment for non-cash items, the timing of interest payments, the receipt of the Motorola settlement, offset by the payment on our pension plan. Looking forward, we do not expect to receive another settlement from Motorola, and we do not have any additional scheduled pension plan funding requirements for the remainder of 2002.

         Net cash used in investing activities increased from $5.4 million in the first quarter to $7.5 million primarily due to increases in the amount of equipment purchased. Our budgeted capital expenditures for 2002 are $40.0 million, and reflect actions taken to improve our cash flow. Our ability to make capital expenditures is limited by the terms of our senior bank facilities; however, we believe that the expenditures permitted thereunder will be sufficient to allow us to maintain, replace and improve our existing facilities and equipment as necessary.

         Net cash used in financing activities did not significantly change from the first to the second quarter; however, the second quarter did contain the Debt Refinancing previously mentioned.

Cash Flow Activity For The Six Months Ended June 28, 2002

         For the six months ended June 28, 2002 and June 29, 2001, the Consolidated Statements of Cash Flows indicate we have consumed $12.1 million and $13.2 million in cash, respectively. However, the makeup of the cash flow from operations, investing and financing activities has been quite different in these periods. The first six months of 2002, as compared to the first six months of 2001, show an improvement in cash flows from operations of $74.2 million, a reduction in the net cash used in investing activities of $58.2 million, and a decrease of $131.5 million in cash flows from financing activities.

         We generated $3.1 million dollars in cash flow from operations during the first six months of 2002 relative to cash used in operations of $71.1 million in the same period of 2001. This $74.2 million dollar improvement is primarily the result of the stabilization in revenues, reduced costs resulting from our restructuring program and reduced restructuring payments. Assuming modest increases in revenue, we expect to continue to provide cash flow from operations through the calendar year with the amount varying depending on the timing of interest payments and the need to expand working capital to meet increased production volumes.

         We used $12.9 million in net cash from investing activities in the first half of 2002 as compared to $71.1 in the same period of 2001. All of this decline was the result of lower capital equipment spending. Our need for incremental property, plant or equipment has been dramatically reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods. As a result, we have been selective in purchasing new equipment.

         Financing activities during the first six months of 2002 have resulted in net cash used of $3.2 million versus net cash provided in the same period of 2001 of $128.3 million. During the first six months of 2002, we used the net proceeds from the Debt Refinancing of $279.3 million dollars (excluding $0.6 million withheld for remaining closing costs) plus another $4.6 million in cash to repay debt principal of $283.3 million held by the senior creditors. In contrast, we drew on a $125 million dollar credit facility in 2001 to help fund the cash used in operations and equipment purchases needed at the time.

Recent Developments

         Due to the Debt Refinancing previously mentioned above, the composition of our debt has changed, including the interest rate and maturity dates. The underlying debt covenants related to the senior bank facilities has also been modified. We believe this Debt Refinancing has given us additional financial flexibility in that financial covenants have been relaxed, debt maturities extended, and our current borrowing costs lowered through June 2003. After June 2003, the effects of our Debt Refinancing would cause our borrowing costs to be higher if the Libor rate remains at current levels.

         The Notes bear a rate of 12% per annum beginning on May 6, 2002. Commencing on February 6, 2003 the Notes will accrue interest at a rate of 13% per annum unless prior thereto we have issued common stock or certain convertible preferred stock to financial sponsors generating at least $100 million in gross cash proceeds and have used the net cash proceeds to repay indebtedness under our senior bank facilities or under any other credit facility secured by a first-priority lien and have permanently reduced the related loan commitment equal to the amount prepaid. Such increase in interest rate, if any, will remain effective until such time as we have completed such a stock issuance and repayment, unless such stock issuance and repayment occurs after August 6, 2003, in which case such increase in interest rate will remain in effect.

         The Notes are jointly and severally guaranteed on a senior basis by our domestic restricted subsidiaries that are guarantors under our senior bank facilities. In addition, the Notes and the guarantees are secured on a second priority basis by the capital stock or other equity interest of domestic subsidiaries, 65% of the capital stock or other equity interests of first-tier foreign subsidiaries and substantially all other assets, in each case that are held by us or any of the guarantors, but only to the extent that obligations under our senior bank facilities are secured by a first-priority lien thereon.

         We have agreed to file an exchange offer registration statement or, under certain circumstances a shelf registration statement, pursuant to a registration rights agreement. If we fail to comply with certain obligations under the registration rights agreement, we will incur additional interest up to a maximum of 2.0%.

         In April 2002, our senior bank facilities were amended to permit the issuance of the Notes, to permit the second-priority liens securing the Notes and to provide that, subject to specified conditions:

•	minimum interest expense coverage ratio and maximum leverage ratio requirements will not apply until periods beginning after December 31, 2003;

•	from January 1, 2004 to June 30, 2006, the minimum required interest expense coverage ratio will be lower and the maximum permitted leverage ratio will be higher, in each case as compared to the ratios currently required under the credit agreement;

•	minimum EBITDA levels will apply until December 31, 2003 and minimum cash levels will apply until certain minimum interest coverage ratio and maximum leverage ratio requirements are met;

•	sales of property, plant and equipment in connection with specified restructuring activities will be permitted; and

•	borrowings of up to $100.0 million by or for the benefit of the our joint venture in Leshan, China will be permitted, the proceeds of which would be used to prepay loans under the senior bank facilities.

         We were in compliance with the amended covenants as of June 28, 2002. We believe that, pursuant to our current business plans, we will be able to maintain such compliance.

         Debt maturities have also been extended due to this Debt Refinancing. The following table details our debt maturities before and after the Debt Refinancing:

	Remainder
	of 2002	2003	2004	2005	2006	Thereafter	Total

Actual	$3.8	$9.3	$11.8	$236.9	$280.9	$857.4	$1,400.1

Pro Forma (1)	5.7	13.8	18.3	290.1	412.3	646.7	1,386.9

Difference	$(1.9)	$(4.5)	$(6.5)	$(53.2)	$(131.4)	$210.7	$13.2

Cumulative difference	$(1.9)	$(6.4)	$(12.9)	$(66.1)	$(197.5)	$13.2

(1)	Pro Forma amounts assume the debt issuance and related prepayment had not occurred during the second quarter of 2002.

         On April 24, 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 40,000,000 shares of our common stock. We may sell the registered shares in one or more offerings depending on the market and general business conditions.

         On July 9, 2002, we received a delisting notice from the Nasdaq National Market since our stock has traded below $3 per share for 30 consecutive trading days and we do not have a positive equity balance of $10.0 million or more. We have a period of 90 calendar days to cure the situation and are actively exploring our options which include, but are not limited to, a reverse stock split, a recapitalization of our debt, issuance of additional shares of common stock, or the sale of certain assets. In addition, the delisting proceedings would stop if our stock rose to $3 per share or above for 10 consecutive trading days during the cure period that expires on October 7, 2002. If we are unsuccessful in remaining on the Nasdaq National Market, our stock may then be traded on the Nasdaq SmallCap Market. If we began trading on the Nasdaq SmallCap Market and later were able to meet the initial listing requirements of the Nasdaq National Market again, we could apply for reinstatement to the Nasdaq National Market. As the Nasdaq SmallCap Market does not have the same trading volume as the Nasdaq National Market, our stock could become more volatile and there can be no assurances that a ready market would exist. Certain market analysts may elect not to follow us if we are no longer listed on the Nasdaq National Market. Movement from the Nasdaq National Market to the Nasdaq SmallCap Market does not prevent us from issuing additional securities; however, pricing of an offering may be more difficult given the less liquid nature of the Nasdaq SmallCap Market.

Commercial Commitments and Contractual Obligations

         Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, our pension obligations and our Series A Cumulative Convertible Redeemable Preferred Stock. The following table summarizes our commercial commitments and contractual obligations at June 28, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Amount of commitment by expiration period
		per period
	Total
	amounts	Remainder of	2003 -	2005 -	2007 and
Commercial commitments	committed	2002	2004	2006	Beyond

Standby letter of credit	$18.4	$6.8	$10.9	$0.7	$—

Total commercial commitments	$18.4	$6.8	$10.9	$0.7	$—

		Payments due by period

		Remainder of	2003 -	2005 -	2007 and
Contractual obligations	Total	2002	2004	2006	Beyond

Long-term debt	$1,400.1	$3.8	$21.1	$517.8	$857.4

Operating leases	47.0	14.0	26.5	4.9	1.6

Unconditional purchase obligations	98.3	43.4	38.4	16.5	—

Other long-term obligations	28.6	—	8.0	6.8	13.8

Redeemable preferred stock (including future dividends)	188.5	—	—	—	188.5

Total contractual cash obligations	$1,762.5	$61.2	$94.0	$546.0	$1,061.3

         At June 28, 2002, our long-term debt includes $705.4 million under our senior bank facilities, $290.9 (net of debt discount) of our senior secured notes, $260.0 million of our senior subordinated notes due 2009, $120.8 million under our junior subordinated note payable to Motorola and $23.0 million under a note payable to a Japanese bank.

         Our primary future cash needs, both in the short term and in the long term will focus on debt service, capital spending and working capital. Our liquidity needs may also be supplemented with the proceeds from targeted sales of assets. As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances and proceeds from targeted sales of assets will be adequate to fund our operating and cash flow needs as well as enable us to maintain compliance with our various debt agreements through June 28, 2003. To the extent that actual results or events differ from our financial projections and business plans, our liquidity may be adversely affected.

Trends, Risks, Uncertainties and Forward-Looking Statements

         This Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on management’s current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our recently incurred substantial operating losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand and average selling prices for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of manufacturing capacity, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, restructuring programs and the impact of such programs, control of costs and expenses, inability to reduce manufacturing and selling, general and administrative costs, litigation, risks associated with acquisitions and dispositions, changes in management, risks associated with our substantial leverage and restrictive covenants in our debt instruments (including those relating to the increased cost of servicing our debt and complying with the additional restrictions imposed as a result of amendments to our senior credit facilities), possible future delisting of our common stock by Nasdaq or liquidity and other risks associated with trading on the Nasdaq SmallCap Market, risks associated with our international operations and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2001 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

         As of June 28, 2002, our long-term debt (including current maturities) totaled $1,400.1 million. We have no interest rate exposure due to rate changes for our fixed rate interest bearing debt, which totaled $694.7 million. We do have interest rate exposure with respect to the $705.4 million outstanding balance on our senior bank facilities due to its variable LIBOR pricing; however, from time to time, we have entered into interest rate swaps to reduce this interest rate exposure. As of June 28, 2002, we had four interest rate swaps and one interest rate cap covering exposures on $320 million of our variable interest rate debt. A 50 basis point increase in interest rates would result in increased annual interest expense on our variable rate debt of $3.5 million for the next twelve months (excluding the effects of any hedging activities).

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraph, will have a material adverse effect on our financial condition, results of operations or cash flows.

         During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our current and former officers, current directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against over 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against us have all been transferred to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and intend to defend the litigation vigorously. In that regard, on July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. While we can make no promises or guarantees as to the outcome of these actions, we believe that the final result of these actions will have no material effect on our consolidated financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Set forth below is information concerning each matter submitted to a vote at our 2002 Annual Meeting of Stockholders held on May 23, 2002.

         Election of Directors. Each of the following four persons was elected as a Class III Director, to hold office for a three-year term expiring at the 2005 Annual Meeting or until his successor has been duly elected and qualified, or until the earlier of his resignation, removal or disqualification:

Nominee	For	Withheld

Syrus P. Madavi	204,959,050	209,339

Steven P. Hanson	204,405,817	762,572

Jerome N. Gregoire	204,668,736	499,653

John W. Marren	204,996,997	201,392

         2002 Executive Incentive Plan. A proposal to approve the 2002 Executive Incentive Plan was approved by the following votes:

For:	204,222,352

Against:	883,901

Abstain:	62,136

         Amendment to Certificate of Incorporation. An amendment to the Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 500,000,000 was approved by the following votes:

For:	202,956,279

Against:	2,149,720

Abstain:	62,390

         Independent Accountants. Appointment of PricewaterhouseCoopers LLP, as our independent accountants, was ratified by the following votes:

For:	204,946,721

Against:	129,544

Abstain:	92,124

Item 5. Other Information

         For a discussion of the Motorola settlement see Note 10 “Related Party Transactions” in our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” elsewhere in this report.

         Syrus P. Madavi resigned as our Executive Chairman on July 25, 2002, and resigned as our Chairman and as a member of our Board on August 9, 2002 to dedicate his full time attention to his recently announced positions as President and Chief Operating Officer of JDS Uniphase Corporation. On August 9, 2002, our Board elected J. Daniel McCranie as our Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits —

Exhibit 3.1(a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002

Exhibit 3.1(b)	Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock

Exhibit 4.1	Purchase Agreement, dated May 1, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008

Exhibit 4.2	Indenture, dated as of May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2008

Exhibit 4.3	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.2)

Exhibit 4.4	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.2)

Exhibit 4.5	Registration Rights Agreement, dated May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008

Exhibit 10.1	ON Semiconductor 2002 Executive Incentive Plan (1)

Exhibit 10.2	Employee Incentive Plan January 2002 (1)

Exhibit 10.3	Amendment to Credit Agreement, dated as of April 17, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, JPMorgan Chase Bank, as administrative agent, collateral agent and syndication agent, Credit Lyonnais New York Branch, Credit Suisse First Boston and Lehman Commercial Paper Inc., as co-documentation agents, and the other financial institution parties thereto

Exhibit 10.4	Intercreditor Agreement, dated as of May 6, 2002, among J.P. Morgan Chase Bank, as credit agent, Wells Fargo Bank Minnesota, National Association, as trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC

Exhibit 10.5	Security Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008

Exhibit 10.6	Pledge Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary pledgors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior

Secured Notes due 2008

Exhibit 10.7	Collateral Assignment, dated as of May 6, 2002, between Semiconductor Components Industries, LLC and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008

Exhibit 10.8	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on June 25, 2002, among SCG (China) Holding Corporation, Leshan Radio Company Ltd, and Motorola (China) Investment Limited

Exhibit 99	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan or arrangement.

         (b)  Reports in Form 8-K –

During the second quarter of 2002 we filed six reports on Form 8-K (1) dated and filed April 2, 2002, (2) dated April 17, 2002 and filed April 18, 2002, (3) dated April 17, 2002 and filed April 18, 2002, (4) dated April 19, 2002 and filed April 22, 2002, (5) dated April 24, 2002 and filed April 25, 2002, and (6) dated May 6, 2002 and filed May 7, 2002. The April 2, 2002 report was filed pursuant to Items 5 and 7, reported the appointment of Syrus P. Madavi as Executive Chairman and Chairman of the Board, and included as an exhibit a news release dated April 2, 2002 titled “Industry Titan Joins ON Semiconductor.” The first April 17, 2002 report was filed pursuant to Items 5 and 7, reported first quarter results and provided second quarter guidance, and included as an exhibit a news release dated April 17, 2002 titled “ON Semiconductor Announces First Quarter Results and Provides Second Quarter Guidance.” The second April 17, 2002 report was filed pursuant to Items 5 and 7, reported a Rule 144A private offering of senior secured notes, and included as an exhibit a news release dated April 17, 2002 titled “ON Semiconductor Corporation Announces Rule 144A Private Offering of Senior Secured Notes.” The April 19, 2002 report was filed pursuant to Items 5 and 7, reported an agreement to amend senior bank facilities, and included as an exhibit a news release dated April 19, 2002 titled “ON Semiconductor Announces Agreement to Amend Senior Bank Facilities.” The April 24, 2002 report was filed pursuant to Items 5 and 7, reported the filing of shelf registration statement for common stock, and included as an exhibit a news release dated April 24, 2002 titled “ON Semiconductor Files Shelf Registration Statement for Common Stock.” The May 6, 2002 report was filed pursuant to Items 5 and 7, reported completion of a senior secured note offering, and included as an exhibit a news release dated May 6, 2002 titled “ON Semiconductor Completes Senior Secured Note Offering.”

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2002

ON SEMICONDUCTOR CORPORATION

(Registrant)

/s/ JOHN T. KURTZWEIL

By: John T. Kurtzweil
Senior Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit 3.1(a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002

Exhibit 3.1(b)	Certificate Designations relating to the Series A Cumulative Convertible Preferred Stock

Exhibit 4.1	Purchase Agreement, dated May 1, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008

Exhibit 4.2	Indenture, dated as of May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2008

Exhibit 4.3	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.2)

Exhibit 4.4	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.2)

Exhibit 4.5	Registration Rights Agreement, dated May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008

Exhibit 10.1	ON Semiconductor 2002 Executive Incentive Plan (1)

Exhibit 10.2	Employee Incentive Plan January 2002 (1)

Exhibit 10.3	Amendment to Credit Agreement, dated as of April 17, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, JPMorgan Chase Bank, as administrative agent, collateral agent and syndication agent, Credit Lyonnais New York Branch, Credit Suisse First Boston and Lehman Commercial Paper Inc., as co-documentation agents, and the other financial institution parties thereto

Exhibit 10.4	Intercreditor Agreement, dated as of May 6, 2002, among J.P. Morgan Chase Bank, as credit agent, Wells Fargo Bank Minnesota, National Association, as trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC

Exhibit 10.5	Security Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008

Exhibit 10.6	Pledge Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary pledgors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National

Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008

Exhibit 10.7	Collateral Assignment, dated as of May 6, 2002, between Semiconductor Components Industries, LLC and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008

Exhibit 10.8	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on June 25, 2002, among SCG (China) Holding Corporation, Leshan Radio Company Ltd, and Motorola (China) Investment Limited

Exhibit 99	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan or arrangement.