Form 10-Q
period 2002-09-27
ON SEMICONDUCTOR CORP
filed 2002-11-12
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-30419

ON SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3840979

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

5005 E. McDowell Road
Phoenix, AZ 85008
(602) 244-6321
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

Yes	[X]	No	[ ]

         The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 25, 2002:

Class	Number of Shares

Common Stock; $.01 par value	176,091,124

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 27,	December 31,
	2002	2001

	(unaudited)
ASSETS

Cash and cash equivalents	$179.8	$179.8

Receivables, net (including $15.4 and $21.3 due from Motorola)	141.9	142.3

Inventories, net	160.4	183.7

Other current assets	39.3	35.8

Deferred income taxes	11.7	9.2

Total current assets	533.1	550.8

Property, plant and equipment, net	478.4	555.5

Deferred income taxes	—	1.3

Investments in and advances to joint ventures	98.8	95.4

Goodwill	77.3	77.3

Intangible asset, net	29.7	38.6

Other assets	39.3	41.5

Total assets	$1,256.6	$1,360.4

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Accounts payable (including $0.4 and $3.3 payable to Motorola)	$90.0	$111.5

Accrued expenses (including $0.7 and $11.7 payable to Motorola)	83.5	90.2

Income taxes payable	17.4	8.0

Accrued interest	46.5	13.4

Deferred income on sales to distributors	72.6	99.4

Current portion of long-term debt	11.0	12.4

Total current liabilities	321.0	334.9

Long-term debt (including $123.8 and $115.2 payable to Motorola)	1,392.1	1,374.5

Other long-term liabilities	47.8	62.7

Deferred income taxes	3.9	—

Total liabilities	1,764.8	1,772.1

Commitments and contingencies (see Note 9)	—	—

Minority interests in consolidated subsidiaries	3.9	4.1

Series A Cumulative Convertible Redeemable Preferred Stock ($0.01 par value, 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; liquidation value — $100.0 plus $8.7 and $2.4 of accrued dividends)	107.9	101.6

Common stock ($0.01 par value, 500,000,000 shares authorized, 175,797,281 and 174,653,586 shares issued and outstanding)	1.8	1.7

Additional paid-in capital	735.6	738.8

Accumulated other comprehensive loss	(30.0)	(32.8)

Accumulated deficit	(1,327.4)	(1,225.1)

Total stockholders’ deficit	(620.0)	(517.4)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,256.6	$1,360.4

         See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in millions)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues (including $24.2, $25.9, $64.4, and $77.1 from Motorola)	$272.0	$276.5	$818.8	$947.7

Cost of sales	194.0	240.3	606.6	769.8

Gross profit	78.0	36.2	212.2	177.9

Operating expenses:

Research and development	16.9	18.1	50.4	63.9

Selling and marketing	14.9	14.8	44.7	59.4

General and administrative	23.8	33.5	79.7	104.3

Amortization of intangibles	3.0	5.6	9.0	17.0

Restructuring and other charges	—	—	10.2	133.8

Total operating expenses	58.6	72.0	194.0	378.4

Operating income (loss)	19.4	(35.8)	18.2	(200.5)

Other income (expenses), net
Interest expense	(36.7)	(34.5)	(107.7)	(93.4)

Equity in earnings (losses) of joint ventures	(0.3)	1.1	3.4	3.2

Gain on sale of investment in joint venture	—	—	—	3.1

Other income (expenses), net	(37.0)	(33.4)	(104.3)	(87.1)

Income (loss) before income taxes, extraordinary loss and cumulative effect of accounting change	(17.6)	(69.2)	(86.1)	(287.6)

Income tax benefit (provision)	(3.0)	—	(10.0)	22.7

Minority interests	0.1	0.3	0.3	0.8

Net loss before extraordinary loss and cumulative effect of accounting change	(20.5)	(68.9)	(95.8)	(264.1)

Extraordinary loss on debt prepayment (See Note 8)	—	—	(6.5)	—

Cumulative effect of accounting change (net of income taxes of $38.8) (See Note 3)	—	—	—	(116.4)

Net loss	(20.5)	(68.9)	(102.3)	(380.5)

Less: Accretion of beneficial conversion feature on redeemable preferred stock	—	(13.1)	—	(13.1)

Less: Redeemable preferred stock dividends	(2.1)	(0.5)	(6.3)	(0.5)

Net loss applicable to common stock	$(22.6)	$(82.5)	$(108.6)	$(394.1)

         See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (continued)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Comprehensive loss:

Net loss	$(20.5)	$(68.9)	$(102.3)	$(380.5)

Foreign currency translation adjustments	(0.2)	0.9	1.5	(2.5)

Additional minimum pension liability adjustment	—	—	—	(0.4)

Cash flow hedges:

Cumulative effet of accounting change	—	—	—	(3.4)

Net gains (losses) on derivative instruments	(0.8)	(4.3)	0.1	(6.7)

Reclassification adjustments	0.1	0.1	0.4	0.4

Deferred tax impacts	—	—	0.8

Comprehensive loss	$(21.4)	$(72.2)	$(99.5)	$(393.1)

Loss per common share (1):

Basic:

Net loss before extraordinary loss and cumulative effect of accounting change less redeemable preferred stock dividends and accretion of beneficial conversion feature on redeemable preferred stock	$(0.13)	$(0.47)	$(0.58)	$(1.60)

Extraordinary loss on debt prepayment	—	—	(0.04)	—

Cumulative effect of accounting change	—	—	—	(0.67)

Net loss applicable to each common share	$(0.13)	$(0.47)	$(0.62)	$(2.27)

Diluted:

Net loss before extraordinary loss and cumulative effect of accounting change less redeemable preferred stock dividends and accretion of beneficial conversion feature on redeemable preferred stock	$(0.13)	$(0.47)	$(0.58)	$(1.60)

Extraordinary loss on debt prepayment	—	—	(0.04)	—

Cumulative effect of accounting change	—	—	—	(0.67)

Net loss applicable to each common share	$(0.13)	$(0.47)	$(0.62)	$(2.27)

Weighted average common shares outstanding:

Basic	175.8	173.9	175.4	173.4

Diluted	175.8	173.9	175.4	173.4

(1)	Certain amounts may not total due to rounding of individual components

         See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(20.5)	$(68.9)	$(102.3)	$(380.5)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	33.2	42.5	100.2	127.9

Extraordinary loss on debt prepayment	—	—	6.5	—

Cumulative effect of accounting change	—	—	—	116.4

Amortization of debt issuance costs and debt discount	2.1	1.3	5.7	4.0

Provision for excess inventories	1.7	8.7	16.4	41.3

Non-cash write-down of property, plant and equipment	3.0	—	11.4	45.1

Non-cash interest on junior subordinated note payable to Motorola	3.0	2.5	8.6	7.8

Undistributed losses (earnings) of unconsolidated joint ventures	0.3	(1.1)	(3.4)	(3.2)

Gain on sale of investment in unconsolidated joint venture	—	—	—	(3.1)

Deferred income taxes	(0.7)	0.1	3.9	(24.1)

Non-cash stock compensation expense	—	0.1	1.3	3.5

Other	—	0.2	0.5	1.3

Changes in assets and liabilities:

Receivables	1.5	5.5	1.0	118.7

Inventories	(2.1)	26.4	7.2	(6.7)

Other assets	(6.2)	(5.5)	(4.0)	(18.6)

Accounts payable	(4.0)	(2.9)	(21.6)	(35.3)

Accrued expenses	(9.3)	(26.3)	(9.0)	(34.1)

Income taxes payable	12.1	(3.9)	9.4	(16.8)

Accrued interest	6.2	(12.1)	22.7	(5.8)

Deferred income on sales to distributors	(2.7)	(19.1)	(26.8)	(65.2)

Other long-term liabilities	2.6	(2.1)	(4.4)	1.7

Net cash provided by (used in) operating activities	20.2	(54.6)	23.3	(125.7)

Cash flows from investing activities:

Purchases of property, plant and equipment	(8.6)	(11.3)	(24.0)	(99.3)

Advances to unconsolidated joint venture	—	—	—	(5.5)

Acquisition of minority interests in consolidated subsidiaries	—	—	—	(0.1)

Proceeds from sale of investment in joint venture	—	—	—	20.4

Proceeds from sales of property, plant and equipment	0.8	0.2	3.3	2.3

Net cash used in investing activities	(7.8)	(11.1)	(20.7)	(82.2)

Cash flows from financing activities:

Proceeds from senior credit facilities and other borrowings	—	—	—	125.0

Proceeds from debt issuance, net of issuance costs and discount	(0.2)	(3.1)	279.1	(3.1)

Proceeds from issuance of redeemable preferred stock	—	98.6	—	98.6

Proceeds from issuance of common stock under the employee stock purchase plan	—	0.4	0.8	3.8

Proceeds from exercise of stock options	—	0.1	1.1	0.6

Payment of capital lease obligation	—	(0.6)	(1.1)	(1.2)

Prepayment of senior credit facilities	—	—	(283.3)	—

Net cash provided by (used in) financing activities	(0.2)	95.4	(3.4)	223.7

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4	0.8	1.1

Net increase in cash and cash equivalents	12.1	30.1	—	16.9

Cash and cash equivalents, beginning of period	167.7	175.7	179.8	188.9

Cash and cash equivalents, end of period	$179.8	$205.8	$179.8	$205.8

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

         The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2001 and for the year then ended included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2002 and our Current Report on Form 8-K as filed with the SEC on October 1, 2002.

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

Note 2: Liquidity

         At September 27, 2002, the Company had $179.8 million in cash and cash equivalents, net working capital of $212.1 million, term or revolving debt of $1,403.1 million and a stockholders’ deficit of $620.0 million. The Company’s long-term debt includes $705.4 million under its senior bank facilities, $291.2 million (net of debt discount) of its senior secured notes due 2008, $260.0 million of its senior subordinated notes due 2009, $123.8 million under its junior subordinated note payable to Motorola due 2011 and $22.7 million under a note payable to a Japanese bank due 2010.

         During the quarter and nine months ended September 27, 2002, the Company generated net cash from operations of $20.2 million and $23.3 million, respectively. This is in contrast to the net cash used in operations of $54.6 million in the third quarter of 2001 and $125.7 million for the nine months ended September 28, 2001. The Company’s cash balance increased by $12.1 million during the third quarter of 2002.

         As described in Note 8 “Long-Term Debt”, ON Semiconductor Corporation and its principal domestic operating subsidiary, Semiconductor Components Industries, LLC (collectively, the “Issuers”), issued $300.0 million of 12% Senior Secured Notes (the “Notes”) on May 6, 2002, pursuant to a Rule 144A/Regulation S offering that was exempt from the registration requirements of the federal securities laws. The net cash proceeds from the Notes were $279.1 million after debt discount and issuance costs. The Notes mature on May 15, 2008 and are non-callable for four years. The Company used the net cash proceeds to pay down certain senior bank facilities (the “Debt Refinancing”). In connection with the Debt Refinancing, the Company and its senior lenders agreed to amend certain of the covenants under these facilities and to extend the maturity of the bank facilities. At September 27, 2002, the Company was in compliance with the covenants outlined in Note 8 “Long-Term Debt” and expects to remain in compliance over the next 12 months.

         The following table details the effects of the Debt Refinancing on the Company’s debt maturities at September 27, 2002:

	Remainder
	of 2002	2003	2004	2005	2006	Thereafter	Total

Actual	$3.8	$9.3	$11.8	$236.9	$280.9	$860.4	$1,403.1

Pro Forma (1)	5.7	13.8	18.3	290.1	412.3	649.4	1,389.6

Difference	$(1.9)	$(4.5)	$(6.5)	$(53.2)	$(131.4)	$211.0	$13.5

Cumulative difference	$(1.9)	$(6.4)	$(12.9)	$(66.1)	$(197.5)	$13.5

(1)	Pro Forma amounts assume the issuance of the Notes and related prepayment on the senior bank facilities had not occurred.

         During the second quarter of 2002, the Company also filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 40,000,000 shares of common stock. The Company may sell the registered shares in one or more offerings depending on market and general business conditions. Because the Company is not planning on issuing any shares in the near future, the Company has not yet requested that the shelf registration statement be declared effective.

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

         The Company’s primary liquidity requirements, both in the short term and in the long term, will focus on debt service, capital spending and working capital. Although there can be no assurances, management believes that cash flow from operations, coupled with existing cash and cash equivalents and proceeds from targeted sales of assets, will be adequate to fund the Company’s operating and cash flow needs as well as enable it to maintain compliance with its various debt agreements through September 27, 2003. To the extent that actual results or events differ from the Company’s financial projections and business plans, its liquidity may be adversely affected.

Note 3: Cumulative Effect of Accounting Change

         Sales are made to distributors under agreements that allow certain rights of return and price protections on products that are not resold by such distributors. Prior to January 1, 2001, the Company recognized revenue on distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns from our distributors on these unsold products. Effective January 1, 2001, the Company changed its revenue recognition method on sales to distributors so that such revenues are recognized at the time the distributor sells the Company’s products to the end customer. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

         Management believes that this accounting change was to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand, end user demand for the products the Company sells through distribution. Additionally, the timing of revenue recognition is no longer influenced by the distributor’s stocking decisions. This revenue recognition policy and manner of presentation is commonly used in the semiconductor industry.

     The impact of the accounting change for periods prior to 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share net of income taxes) and is reflected a cumulative effect of change in accounting principle in the Company’s consolidated statement of operations and comprehensive loss for the nine months ended September 28, 2001. The change in accounting resulted in a reduction in the Company’s net loss for the quarter and nine months ended September 28, 2001 of $13.6 million ($0.08 per share) and $40.0 million ($0.23 per share), respectively. The accounting change also resulted in an increase in revenues of $31.5 million and $83.4 million for the quarter and nine months ended September 28, 2001, respectively.

Note 4: Balance Sheet Information

Balance sheet information is as follows (in millions):

	September 27,	December 31,
	2002	2001

Inventories:
Raw materials	$14.5	$14.4

Work in process	117.4	139.9

Finished goods	76.7	80.7

	208.6	235.0

Less: Inventory reserves	(48.2)	(51.3)

	$160.4	$183.7

Intangible asset:

Developed technology	$59.3	$59.3

Less: Accumulated amortization	(29.6)	(20.7)

	$29.7	$38.6

         Estimated amortization expense of intangible assets is as follows:

Year ending
December 31,

2002	$11.9

2003	11.9

2004	11.9

2005	2.9

$38.6

Note 5: Restructuring and Other Charges

         The activity related to the Company’s restructuring programs is as follows (in millions):

	Reserve			Reserve				Reserve
	Balance at	2001	2001	Balance at	2002	2002		Balance at
	12/31/2000	Charges	Usage	12/31/2001	Charges	Usage	Adjustments	9/27/2002

	$0.7	$—	$(0.7)	$—	$—	$—	$—	$—

June 2002 Restructuring Program

Cash employee separation charges	—	—	—	—	2.9	(2.1)	—	0.8

Cash exit costs	—	—	—	—	2.8	(1.2)	—	1.6

Non-cash fixed asset write-offs	—	—	—	—	8.4	(8.4)	—	—

Non-cash stock compensation charges	—	—	—	—	1.0	(1.0)	—	—

March 2002 Restructuring Program

Cash employee separation charges	—	—	—	—	7.0	(2.9)	—	4.1

Non-cash stock compensation charges	—	—	—	—	0.2	(0.2)	—	—

December 2001 Restructuring Program

Cash employee separation charges	—	4.0	(1.8)	2.2	—	(1.8)	—	0.4

Non-cash fixed asset write-offs	—	11.1	(11.1)	—	—		—	—

Non-cash stock compensation and pension charges	—	1.5	(1.5)	—	—		—	—

June 2001 Restructuring Program

Cash employee separation charges	—	36.4	(29.6)	6.8	—	(4.9)	0.6	2.5

Cash exit costs	—	10.0	—	10.0	—	(7.0)	(0.2)	2.8

Fixed asset write-offs	—	42.2	(42.2)	—	—	—	—	—

Stock compensation and pension charges	—	7.2	(7.2)	—	—	—	—	—

March 2001 Restructuring Program

Cash employee separation charges	—	31.3	(30.5)	0.8	—	(0.7)	(0.1)	—

Non-cash fixed asset write-offs	—	2.9	(2.9)	—	—	—	—	—

	$0.7	$146.6	$(127.5)	$19.8	$22.3	$(30.2)	$0.3	$12.2

         The following tables reconcile the restructuring charges in the tables above to the “Restructuring and other charges” caption on the Statements of Operations and Comprehensive Loss for the nine months ended September 27, 2002 and September 28, 2001, respectively.

Nine Months Ended, September 27, 2002

2002 restructuring charges	$22.3

Plus: Additional charges related to June 2001 Restructuring Program	1.6

Less: Reserves released during the period	(1.3)

Less: Motorola gain (See Note 10, “Related Party Transactions”)	(12.4)

Restructuring and other charges	$10.2

Nine Months Ended, September 28, 2001

2001 restructuring charges	$146.6

Less: Q4 restructuring charge	(16.6)

Plus: Other charges related to the termination of an executive officer (March 2001)	3.8

Restructuring and other charges	$133.8

June 2002 Restructuring Program

         In June 2002, the Company recorded charges totaling $16.7 million for costs associated with its worldwide restructuring programs. The charges included $3.9 million to cover employee separation costs associated with the termination of 79 U.S. employees, $2.8 million for exit costs consisting primarily of manufacturing equipment and supply contract termination charges, and $8.4 million for equipment write-offs that were charged directly against the related assets. An additional $1.0 million in exits costs and $0.6 million in employee separation costs were accrued relating to the closure of the Company’s Guadalajara, Mexico manufacturing facility that was part of the June 2001 restructuring program described below.

         The employee separation costs reflected further reductions in general and administrative staffing levels and included $1.0 million of non-cash charges associated with the modification of stock options for certain terminated employees. As of September 27, 2002, all impacted employees had been terminated, and the Company currently expects that the remaining reserve of $0.8 million will be paid out by June 30, 2003.

         As a result of continuing economic conditions, the Company determined that certain manufacturing equipment purchase and supply agreements were no longer economical to complete and recorded estimated termination charges of $2.8 million during the second quarter of 2002. As of September 27, 2002, the Company had settled certain of these obligations with payments of $1.2 million and currently expects to settle the remaining obligations by the end of 2002.

         During the second quarter of 2002, the Company identified certain manufacturing equipment that would no longer be used internally and recorded a charge of $7.0 million to write-down the equipment’s remaining carrying value to its estimated net realizable value. Additionally, the Company determined that it would not invest the capital required to complete an equipment project and recorded a charge of $1.4 million to write-off the carrying value of the related project.

         During the second quarter of 2002, the Company reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million and recorded a related gain of $12.4 million (see Note 10 “Related Party Transactions” for further details of the Motorola settlement). The Company also recorded a $1.2 million reversal of amounts previously provided in connection with the June 2001 restructuring program.

March 2002 Restructuring Program

         In March 2002, the Company recorded a $7.1 million (net of a $0.1 million adjustment) charge to cover employee separation costs relating to the termination of approximately 72 employees. Approximately $5.0 million of this charge is attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia. The relocation of these functions is currently expected to be completed by June 30, 2003. The remaining $2.2 million relates to reductions in selling, general and administrative personnel primarily in the U.S. The March 2002 charge also included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. As of September 27, 2002, 37 employees have been terminated under this program and the Company currently expects that the remaining terminations will be completed by June 30, 2003.

December 2001 Restructuring Program

         In December 2001, the Company recorded charges totaling $16.6 million for costs associated with its worldwide restructuring programs. The charges included $5.5 million to cover employee separation costs associated with the termination of 50 employees as well as $11.1 million for property and equipment write-offs that were charged directly against the related assets.

         The employee separation costs reflected reductions in selling, general and administrative staffing levels in the U.S., United Kingdom, Germany, France and Singapore and included $0.2 million of non-cash charges associated with the modification of stock options for certain terminated employees as well as $1.3 million for additional pension charges related to the terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet.) As of September 27, 2002, all impacted employees had been terminated and the Company currently expects that the remaining reserve of $0.4 million will be paid out by December 31, 2002.

         The $11.1 million charge related to the write-off of certain property and equipment located in Phoenix, Arizona that the Company determined would no longer be utilized as a result of the its restructuring activities.

June 2001 Restructuring Program

         In June 2001, the Company recorded charges totaling $95.8 million for costs associated with its worldwide restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its manufacturing and distribution operations to meet declining customer demand. The programs included the phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility by June 2002, transferring certain manufacturing activities performed at the Company’ Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors by June 2002 and December 2001, respectively, and the shutdown of the Company’s Hong Kong Distribution Center and the transfer of related functions to its Singapore Distribution Center. The charge included $36.4 million to cover employee separation costs associated with the termination of approximately 3,200 employees, $1.1 million of non-cash charges associated with the modification of stock options for certain terminated employees and $6.1 million for additional pension charges related to terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet). As of September 27, 2002, all but 50 employees had been terminated under the June 2001 restructuring program. The remaining employees are located at the Company’s Guadalajara facility. Manufacturing operations in Guadalajara ceased in June 2002 as originally planned; however, various administrative activities relating to the plant closure remain. The Company currently expects that these activities will be completed by March 31, 2003.

          The planned discontinuation of manufacturing activities triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges totaling $42.2 million. This charge included $31.6 million related to the Guadalajara manufacturing facility, $4.2 million related to the Aizu, Japan 4-inch wafer fabrication line and $2.2 million related to the Seremban assembly and test facility. The Company measured the amount of each asset impairment by comparing the carrying value of the respective assets to the related estimated fair value. The Company estimated future net cash flows for the period of continuing manufacturing activities (June 2002 for Guadalajara and Aizu, December 31, 2001 for Seremban) for each group of assets using price, volume, cost and salvage value assumptions that management considered to be reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The related assets have been sold to third parties at amounts that approximated their estimated fair values, were transferred to other manufacturing facilities at their previously existing carrying values or are currently held for sale. The only remaining assets to be disposed of under the June 2001 restructuring program are the land and building at the Guadalajara manufacturing facility. The Company is currently evaluating offers for these assets and, based on these offers, expects that the carrying value will be fully realized. The charge also included $4.2 million for the write-off of assets that will no longer be used by the Company as a result of the June 2001 restructuring program.

         The June 2001 charge also included $10.0 million to cover certain exit costs relating to facility closure and contract terminations including $2.8 million for expected facility clean up activities, $1.0 million for equipment disposal fees, $2.0 million for equipment purchase cancellations and $4.2 million for other contract cancellations. As discussed previously, the Company recorded an additional $1.0 million in exit costs and $0.6 in employee separation costs relating to the Guadalajara manufacturing facility during the second quarter of 2002 as a result of its reevaluation of remaining costs to be incurred with respect to the closure of that facility. As previously mentioned, the Company currently expects that the remaining exit activities will be completed by March 31, 2003.

March 2001 Restructuring Program

         In March 2001, the Company recorded charges totaling $34.2 million for costs associated with its worldwide restructuring programs. The charges included $31.3 million to cover employee separation costs associated with the termination of 1,100 employees as well as $2.9 million for equipment write-offs that were charged directly against the related assets.

         The employee separation costs reflected reductions in manufacturing, selling, general and administrative staffing levels in the U.S., Mexico, the Philippines and Malaysia as well as non-cash charges associated with the modification of stock options for certain terminated employees. All impacted employees had been terminated and the Company released the remaining $0.1 million reserve to income during the second quarter of 2002.

         The March 2001 charge included property and equipment write downs of $2.9 million relating to assets at the previously mentioned locations that could not be utilized or transferred to other locations.

         Also in March 2001, the Company recorded a $3.8 million charge to cover costs associated with the separation of one of the Company’s executive officers. In connection with the separation, the Company paid the former executive officer $1.9 million. In addition, the Company agreed to accelerate the vesting of the remaining stock options to purchase common stock and to allow such options to remain exercisable for the remainder of their ten-year term. The Company recorded a non-cash charge of $1.9 million related to modification of these options with an offsetting credit to additional paid-in capital.

Note 6: Sale of Investment in Joint Venture

         The Company had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”). As a part of the joint venture agreement, the Company’s joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase the Company’s interest in SMP between January 2001 and July 2002. On February 1, 2001, effective December 31, 2000, Philips exercised its purchase right, acquiring the Company’s 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million in the nine months ended September 28, 2001.

Note 7: Loss per Common Share

         Basic loss per share is computed by dividing net loss applicable to common stock adjusted for dividends accrued on the Company’s convertible redeemable preferred stock and the beneficial conversion feature on such preferred stock by the weighted average number of common shares outstanding during the period. Diluted loss per share generally assumes the conversion of the convertible redeemable preferred stock into common stock and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarters and nine months ended September 27, 2002 and September 28, 2001, the effect of stock option shares (as well as the assumed conversion of the convertible redeemable preferred stock for the quarter and nine months ended September 27, 2002) were not included as the related impact would have been anti-dilutive. Loss per share calculations for the three and nine month periods ended September 27, 2002 and September 28, 2002, including the pro forma disclosures required by SFAS 142, Accounting for Goodwill and Other Intangible Assets, are summarized below (in millions, except per share data.):

	Three Months Ended			Nine Months Ended

			Pro Forma			Pro Forma
	September 27,	September 28,	September 28,	September 27,	September 28,	September 28,
	2002	2001	2001	2002	2001	2001

Reported net loss before extraordinary loss and cumulative effect of accounting change	$(20.5)	$(68.9)	$(68.9)	$(95.8)	$(264.1)	$(264.1)

Less: Accretion of beneficial conversion feature on redeemable preferred stock	—	(13.1)	(13.1)	—	(13.1)	(13.1)

Less: Redeemable preferred stock dividends	(2.1)	(0.5)	(0.5)	(6.3)	(0.5)	(0.5)

Net loss before extraordinary loss and cumulative effect of accounting change applicable to common stock	(22.6)	(82.5)	(82.5)	(102.1)	(277.7)	(277.7)

Add back: Goodwill amortization	—	—	2.6	—	—	8.0

Adjusted net loss before extraordinary loss and cumulative effect of accounting change	(22.6)	(82.5)	(79.9)	(102.1)	(277.7)	(269.7)

Extraordinary loss on debt prepayment	—	—	—	(6.5)	—	—

Cumulative effect of accounting change	—	—	—	—	(116.4)	(116.4)

Net loss applicable to common stock	$(22.6)	$(82.5)	$(79.9)	$(108.6)	$(394.1)	$(386.1)

Basic weighted average common shares outstanding	175.8	173.9	173.9	175.4	173.4	173.4

Add incremental shares for:

Dilutive effect of stock options	—	—	—	—	—	—

Convertible redeemable preferred stock	—	—	—	—	—	—

Diluted weighted average common shares outstanding	175.8	173.9	173.9	175.4	173.4	173.4

Loss per share (1):

Basic:

Net loss before extraordinary loss and cumulative effect of accounting change applicable to common stock	$(0.13)	$(0.47)	$(0.47)	$(0.58)	$(1.60)	$(1.60)

Add back: Goodwill amortization	—	—	0.02	—	—	0.05

Adjusted net loss before extraordinary loss and cumulative effect of accounting change	(0.13)	(0.47)	(0.46)	(0.58)	(1.60)	(1.56)

Extraordinary loss on debt prepayment	—	—	—	(0.04)	—	—

Cumulative effect of accounting change	—	—	—	—	(0.67)	(0.67)

Net loss applicable to common stock	$(0.13)	$(0.47)	$(0.46)	$(0.62)	$(2.27)	$(2.23)

Diluted:

Net loss before extraordinary loss and cumulative effect of accounting change applicable to common stock	$(0.13)	$(0.47)	$(0.47)	$(0.58)	$(1.60)	$(1.60)

Add back: Goodwill amortization	—	—	0.02	—	—	0.05

Adjusted net loss before extraordinary loss and cumulative effect of accounting change	(0.13)	(0.47)	(0.46)	(0.58)	(1.60)	(1.56)

Extraordinary loss on debt prepayment	—	—	—	(0.04)	—	—

Cumulative effect of accounting change	—	—	—	—	(0.67)	(0.67)

Net loss applicable to common stock	$(0.13)	$(0.47)	$(0.46)	$(0.62)	$(2.27)	$(2.23)

(1)	Certain amounts may not total due to rounding of individual components

Note 8: Long-Term Debt

         On May 6, 2002, the Issuers issued $300.0 million of Notes pursuant to a Rule 144A/Regulation S offering that was exempt from the registration requirements of the federal securities laws. The Notes mature on May 15, 2008 and are non-callable for four years. The Notes were issued at 96.902% (a discount of 3.098%) and generated net cash proceeds of $279.1 million after such discount and the payment of issuance costs. The net cash proceeds were used to prepay a portion of the Company’s senior bank facilities. In connection with this debt prepayment, the Company wrote off $6.5 million of debt issuance costs which is reflected as an extraordinary loss in the Company’s consolidated statement of operations for the nine months ended September 27, 2002. The Notes will accrue interest at the rate of 12% per annum from May 6, 2002. Commencing February 6, 2003, the Notes will accrue interest at a rate of 13% per annum unless prior thereto the Company has issued common stock or certain convertible preferred stock to financial sponsors generating at least $100.0 million in gross cash proceeds and has used the net cash proceeds to prepay indebtedness under its senior bank facilities or under any other credit facility secured by a first-priority lien and has permanently reduced the related loan commitment equal to the amount prepaid. Such increase in interest rate, if any, will remain effective until such time as the Company has completed such a stock issuance and repayment, unless such stock issuance and repayment occurs after August 6, 2003, in which case such increase in interest rate will remain in effect. The Company will pay interest on the Notes semi-annually on May 15 and November 15, commencing November 15, 2002.

         The Notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by the Company’s domestic restricted subsidiaries that are guarantors under its senior subordinated notes. In addition, the Notes and the guarantees are secured on a second-priority basis by the capital stock or other equity interests of domestic subsidiaries, 65% of the capital stock or other equity interests of first-tier foreign subsidiaries and substantially all other assets, in each case that are held by the Company or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

         The Issuers filed an exchange offer registration statement on October 1, 2002 pursuant to a registration rights agreement. This registration statement is currently being reviewed by the SEC and has not yet been declared effective. Under the registration rights agreement, the Issuers must pay additional interest up to a maximum of 2.0% per annum upon the occurrence of any registration default. A registration default will occur if the registration statement has not been declared effective by the SEC on or prior to January 31, 2003 or if the exchange offer has not been consummated on or prior to March 2, 2003. Additional interest will accrue from the date on which any registration default occurs until but excluding the date on which all registration defaults have been cured.

         The Company used the net proceeds from the issuance and sale of the Notes to prepay a portion of its senior bank facilities. Because the remaining principal on the senior bank facilities was reduced below $750.0 million, the supplemental interest charges (described in the Company’s Form 10-K as filed with the SEC on March 29, 2002) were reduced from 3.0% to 1.0%.

         The following table presents the components of long-term debt and their related maturities. Comparative pro forma figures (which assume the Debt Refinancing had not occurred as of September 27, 2002) are also presented to illustrate the effects of the Debt Refinancing that occurred during the second quarter of 2002 (in millions):

					Pro Forma
			September 27,	Pro Forma	September 27,
	Amount of	Interest	2002	Interest	2002
	Facility	Rate	Balance	Rate (1)	Balance (1)	Change

Senior Bank Facilities

Tranche A	$200.0	6.8750%	$7.5	8.8750%	$15.6	$(8.1)

Tranche B	325.0	6.8750%	210.9	8.8750%	310.9	(100.0)

Tranche C	350.0	6.8750%	227.2	8.8750%	334.9	(107.7)

Tranche D	200.0	6.8750%	134.8	8.8750%	196.7	(61.9)

Revolver	150.0	6.8750%	125.0	8.8750%	125.0	—

12% Senior Subordinated Notes due 2009			260.0		260.0	—

12% Senior Secured Notes due 2008 interest payable semi-annually, net of debt discount of $8.8			291.2		—	291.2

10% Junior Subordinated Note to Motorola due 2011, interest compounded semi- annually, payable at maturity			123.8		123.8	—

2.25% Note Payable due 2010 (Japan)			22.7		22.7	—

Total debt			1,403.1		1,389.6	13.5

Less: Current maturities			(11.0)		(17.0)	6.0

			$1,392.1		$1,372.6	$19.5

         Annual maturities are as follows:

		Actual	Pro Forma (1)	Change

Remainder of	2002	$3.8	$5.7	$(1.9)

	2003	9.3	13.8	(4.5)

	2004	11.8	18.3	(6.5)

	2005	236.9	290.1	(53.2)

	2006	280.9	412.3	(131.4)

Thereafter		860.4	649.4	211.0

	Total	$1,403.1	$1,389.6	$13.5

(1)	Pro Forma amounts assume the issuance of the Notes and related prepayment on the senior bank facilities had not occurred as of September 27, 2002.

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

         At June 29, 2001 the Company was not in compliance with minimum interest expense coverage ratio and leverage ratio covenants under its senior bank facilities. On August 13, 2001, the Company received a waiver in respect of this noncompliance at June 29, 2001. In connection with this waiver, the Company’s senior bank facilities were amended. As a condition to the waiver and amendment, the Company was required to obtain $100.0 million through an equity investment from an affiliate of Texas Pacific Group (“TPG”), the Company’s majority stockholder. The Company satisfied this requirement on September 7, 2001, when it issued 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG in exchange of $100.0 million ($99.2 million net of issuance costs). The key terms of this amendment, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, were further amended in April 2002, as described above. At September 27, 2002, the Company was in compliance with the covenants, as amended.

         The Company and SCI LLC are co-issuers of both the senior subordinated notes and the Notes. The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the senior subordinated notes and the Notes. The Guarantor Subsidiaries include holding companies whose net assets consist primarily of investments in the Company’s Czech subsidiaries, the Leshan joint venture and nominal equity interests in certain of the Company’s other foreign subsidiaries as well as Semiconductor Components Industries of Rhode Island, Inc. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of either the senior subordinated notes or the Notes.

         Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 27, 2002 and December 31, 2001 and for quarters and nine months ended September 27, 2002 and September 28, 2001 are as follows (in millions):

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

As of September 27, 2002

Cash and cash equivalents	$—	$98.7	$—	$81.1	$—	$179.8

Receivables, net	—	49.0	—	92.9	—	141.9

Inventories	—	24.6	0.7	129.7	5.4	160.4

Other current assets	—	8.5	0.2	42.3	—	51.0

Total current assets	—	180.8	0.9	346.0	5.4	533.1

Property, plant and equipment, net	—	114.9	33.6	334.3	(4.4)	478.4

Deferred income taxes	—	—	—	—	—	—

Goodwill and other intangibles, net	—	8.0	99.0	—	—	107.0

Investments and other assets	(552.6)	141.7	48.5	0.9	499.6	138.1

Total assets	$(552.6)	$445.4	$182.0	$681.2	$500.6	$1,256.6

Accounts payable	$—	$26.5	$2.5	$61.0	$—	$90.0

Accrued expenses and other current liabilities	—	115.9	1.8	40.0	0.7	158.4

Deferred income on sales to distributors	—	33.1	—	39.5	—	72.6

Total current liabilities	—	175.5	4.3	140.5	0.7	321.0

Long-term debt (1)	551.2	1,370.9	—	21.2	(551.2)	1,392.1

Other long-term liabilities	—	34.8	—	16.9	—	51.7

Intercompany (1)	(591.7)	(575.8)	179.2	399.3	589.0	—

Total liabilities	(40.5)	1,005.4	183.5	577.9	38.5	1,764.8

Minority interests in consolidated subsidiaries	—	—	—	—	3.9	3.9

Redeemable preferred stock	107.9	—	—	—	—	107.9

Stockholders’ equity (deficit)	(620.0)	(560.0)	(1.5)	103.3	458.2	(620.0)

Liabilities, minority interests and stockholders’ equity (deficit)	$(552.6)	$445.4	$182.0	$681.2	$500.6	$1,256.6

As of December 31, 2001

Cash and cash equivalents	$—	$124.9	$0.1	$54.8	$—	$179.8

Receivables, net	—	62.4	—	79.9	—	142.3

Inventories	—	25.9	3.1	158.8	(4.1)	183.7

Other current assets	—	6.8	0.1	38.1	—	45.0

Total current assets	—	220.0	3.3	331.6	(4.1)	550.8

Property, plant and equipment, net	—	148.3	42.7	368.9	(4.4)	555.5

Deferred income taxes	—	—	—	1.3	—	1.3

Goodwill and other intangibles, net	—	8.0	107.9	—	—	115.9

Investments and other assets	(453.1)	62.4	45.4	1.0	481.2	136.9

Total assets	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

Accounts payable	$—	$33.4	$2.4	$75.7	$—	$111.5

Accrued expenses and other current liabilities	—	86.8	0.2	37.0	—	124.0

Deferred income on sales to distributors	—	43.3	—	56.1	—	99.4

Total current liabilities	—	163.5	2.6	168.8	—	334.9

Long-term debt (1)	260.0	1,352.6	—	21.9	(260.0)	1,374.5

Other long-term liabilities	—	50.6	—	12.1	—	62.7

Intercompany (1)	(297.3)	(668.2)	156.1	510.1	299.3	—

Total liabilities	(37.3)	898.5	158.7	712.9	39.3	1,772.1

Minority interests in consolidated subsidiaries	—	—	—	—	4.1	4.1

Redeemable preferred stock	101.6	—	—	—	—	101.6

Stockholders’ equity (deficit)	(517.4)	(459.8)	40.6	(10.1)	429.3	(517.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

	Issuers

	ON Semiconductor			Non-Guarantor
	Corporation	SCI LLC	Guarantor Subsidiaries	Subsidiaries	Eliminations	Total

For the quarter ended September 27, 2002

Revenues	$—	$138.6	$10.2	$342.5	$(219.3)	$272.0

Cost of sales	—	118.4	15.2	273.2	(212.8)	194.0

Gross profit	—	20.2	(5.0)	69.3	(6.5)	78.0

Research and development	—	5.6	3.6	15.3	(7.6)	16.9

Selling and marketing	—	7.8	0.3	6.8	—	14.9

General and administrative	—	11.7	—	12.1	—	23.8

Amortization of goodwill and other intangibles	—	—	3.0	—	—	3.0

Restructuring and other charges	—	0.6	0.2	(0.8)	—	—

Total operating expenses	—	25.7	7.1	33.4	(7.6)	58.6

Operating income (loss)	—	(5.5)	(12.1)	35.9	1.1	19.4

Interest expense, net	—	(23.6)	(4.7)	(8.4)	—	(36.7)

Other income and expense (2)	—	—	—	—	—	—

Equity earnings	(20.5)	8.3	1.1	—	10.8	(0.3)

Income (loss) before income taxes and minority interests	(20.5)	(20.8)	(15.7)	27.5	11.9	(17.6)

Income tax benefit (provision)	—	(1.0)	—	(2.0)	—	(3.0)

Minority interests	—	—	0.1	—	—	0.1

Extraordinary loss, net	—	—	—	—	—	—

Net income (loss)	$(20.5)	$(21.8)	$(15.6)	$25.5	$11.9	$(20.5)

For the nine months ended September 27, 2002

Revenues	$—	$410.0	$36.2	$968.6	$(596.0)	$818.8

Cost of sales	—	409.3	45.1	761.2	(609.0)	606.6

Gross profit	—	0.7	(8.9)	207.4	13.0	212.2

Research and development	—	16.4	10.4	44.3	(20.7)	50.4

Selling and marketing	—	23.2	1.2	20.3	—	44.7

General and administrative	—	48.1	(0.6)	32.2	—	79.7

Amortization of goodwill and other intangibles	—	—	9.0	—	—	9.0

Restructuring and other charges	—	7.2	0.7	2.3	—	10.2

Total operating expenses	—	94.9	20.7	99.1	(20.7)	194.0

Operating income (loss)	—	(94.2)	(29.6)	108.3	33.7	18.2

Interest expense, net	—	(63.0)	(15.7)	(29.0)	—	(107.7)

Other income and expense (2)	—	(40.4)	—	40.4	—	—

Equity earnings	(102.3)	101.0	3.1	—	1.6	3.4

Income (loss) before income taxes and minority interests	(102.3)	(96.6)	(42.2)	119.7	35.3	(86.1)

Income tax benefit (provision)	—	(3.0)	—	(7.0)	—	(10.0)

Minority interests	—	—	0.1	—	0.2	0.3

Extraordinary loss	—	(6.5)	—	—	—	(6.5)

Net income (loss)	$(102.3)	$(106.1)	$(42.1)	$112.7	$35.5	$(102.3)

Net cash provided by (used in) operating activities	$—	$(174.9)	$0.1	$198.1	$—	23.3

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(6.4)	(0.2)	(17.4)	—	(24.0)

Investments in joint ventures and other	—	—	—	—	—	—

Acquisition of minority interests in consolidated subsidiaries	—	—	—	—	—	—

Proceeds from sale of investment in joint venture	—	—	—	—	—	—

Loans to joint venture	—	—	—	—	—	—

Proceeds from sales of property, plant and equipment	—	2.6	—	0.7	—	3.3

Net cash used in investing activities	—	(3.8)	(0.2)	(16.7)	—	(20.7)

Cash flows from financing activities:

Intercompany loans	—	(194.2)	—	194.2	—	—

Intercompany loan repayments	—	350.1	—	(350.1)	—	—

Proceeds from debt issuance, net of closing costs and discount	—	279.1	—	—	—	279.1

Payments on capital lease obligation	—	(1.1)	—	—	—	(1.1)

Proceeds from redeemable preferred stock, net of issuance costs	—	—	—	—	—	—

Repayment of debt issuance costs	—	—	—	—	—	—

Repayment of long term debt	—	(283.3)	—	—	—	(283.3)

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	1.9	—	—	—	1.9

Net cash provided by financing activities	—	152.5	—	(155.9)	—	(3.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net increase (decrease) in cash and cash equivalents	—	(26.2)	(0.1)	26.3	—	—

Cash and cash equivalents, beginning of period	—	124.9	0.1	54.8	—	179.8

Cash and cash equivalents, end of period	$—	$98.7	$—	$81.1	$—	$179.8

	Issuers

	ON Semiconductor			Non-Guarantor
	Corporation	SCI LLC	Guarantor Subsidiaries	Subsidiaries	Eliminations	Total

For the quarter ended September 28, 2001

Revenues	$—	$142.6	$10.9	$502.5	$(379.5)		$276.5

Cost of sales	—	134.1	14.4	500.0	(408.2)		240.3

Gross profit	—	8.5	(3.5)	2.5	28.7		36.2

Research and development	—	(1.6)	2.6	21.0	(3.9)		18.1

Selling and marketing	—	7.5	0.7	6.6	—		14.8

General and administrative	—	6.8	0.6	26.1	—		33.5

Amortization of goodwill and other intangibles	—	—	5.6	—	—		5.6

Restructuring and other charges	—	—	—	—	—		—

Total operating expenses	—	12.7	9.5	53.7	(3.9)		72.0

Operating income (loss)	—	(4.2)	(13.0)	(51.2)	32.6		(35.8)

Interest expense, net	—	(20.1)	(4.7)	(9.7)	—		(34.5)

Equity earnings	(68.9)	(48.5)	1.5	—	117.0		1.1

Gain on the sale of investment in joint venture	—	—	—	—	—		—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(68.9)	(72.8)	(16.2)	(60.9)	149.6		(69.2)

Income tax benefit (provision)	—	0.9	(8.9)	8.0	—		—

Minority interests	—	—	—	—	0.3		0.3

Cumulative effect of accounting change	—	—	—	—	—		—

						$

Net income (loss)	$(68.9)	$(71.9)	$(25.1)	$(52.9)	149.9		$(68.9)

For the nine months ended September 28, 2001

Revenues	$—	$540.7	$36.7	$1,323.9	$(953.6)		$947.7

Cost of sales	—	513.1	36.3	1,244.8	(1,024.4)		769.8

Gross profit	—	27.6	0.4	79.1	70.8		177.9

Research and development	—	13.2	11.7	55.8	(16.8)		63.9

Selling and marketing	—	28.5	3.7	27.2	—		59.4

General and administrative	—	52.0	5.7	46.6	—		104.3

Amortization of goodwill and other intangibles	—	—	17.0	—	—		17.0

Restructuring and other charges	—	43.3	1.3	89.2	—		133.8

Total operating expenses	—	137.0	39.4	218.8	(16.8)		378.4

Operating income (loss)	—	(109.4)	(39.0)	(139.7)	87.6		(200.5)

Interest expense, net	—	(44.4)	(14.1)	(34.9)	—		(93.4)

Equity earnings	(380.5)	(262.4)	3.1	—	643.0		3.2

Gain on the sale of investment in joint venture	—	—	3.1	—	—		3.1

Income (loss) before income taxes, minority interests and cumulative effect of accounting change, net	(380.5)	(416.2)	(46.9)	(174.6)	730.6		(287.6)

Income tax benefit (provision)	—	56.9	7.9	6.8	(48.9)		22.7

Minority interests	—	—	—	—	0.8		0.8

Cumulative effect of accounting change	—	(44.1)	—	(72.3)	—		(116.4)

						$

Net income (loss)	$(380.5)	$(403.4)	$(39.0)	$(240.1)	682.5		$(380.5)

Net cash provided by (used in) operating activities	$—	$(80.7)	$2.2	$(47.3)	$0.1		$(125.7)

Cash flows from investing activities:

Purchases of property, plant and equipment	—	(37.7)	(1.1)	(60.5)	—		(99.3)

Investments in joint ventures and other	—	—	—	(0.5)	—		(0.5)

Acquisition of minority interests in consolidated subsidiaries	—	—	—	—	(0.1)		(0.1)

Proceeds from sale of investment in joint venture		20.4	—	—	—		20.4

Loans to joint venture	—	(5.0)	—	—	—		(5.0)

Proceeds from sales of property, plant and equipment	—	1.1	—	1.2	—		2.3

Net cash used in investing activities	—	(21.2)	(1.1)	(59.8)	(0.1)		(82.2)

Cash flows from financing activities:

Intercompany loans	—	(52.4)	—	52.4	—		—

Intercompany loan repayments	—	49.0	—	(49.0)	—		—

Proceeds from senior credit facilities and other borrowings	—	125.0	—	—	—		125.0

Payments on capital lease obligation	—	(1.2)	—	—	—		(1.2)

Proceeds from issuance of redeemable preferred stock	—	98.6	—	—	—		98.6

Repayment of debt issuance costs	—	(3.1)	—	—	—		(3.1)

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	4.4	—	—	—		4.4

Net cash (used in) provided by financing activities	—	220.3	—	3.4	—		223.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.1	—		1.1

Net increase (decrease) in cash and cash equivalents	—	118.4	1.1	(102.6)	—		16.9

Cash and cash equivalents, beginning of period	—	44.9	(1.1)	145.1	—		188.9

Cash and cash equivalents, end of period	$—	$163.3	$—	$42.5	$—		$205.8

(1)	For purposes of this presentation, the senior subordinated notes and the Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

(2)	Represents the effects of an intercompany loan write-off in connection with the closure of the Company’s Guadalajara, Mexico facility.

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

         During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against it and certain of its current and former officers, current directors and the underwriters for its initial public offering (“IPO”). The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The amended complaint further states that these alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against over 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. The underwriters have also filed separate motions to dismiss the claims against them. These motions to dismiss are currently pending, and oral argument occurred on November 1, 2002. The Company cannot guarantee that these motions will be decided in its favor. As to the individual defendants in the litigation, the parties have stipulated to the voluntary dismissal without prejudice of those defendants, and they are no longer parties to the lawsuit. The underwriters and the Company remain parties to the lawsuit. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Note 10: Related Party Transactions

         Related party activities between the Company and Motorola, excluding revenues as disclosed in the statement of operations and the settlement agreement described herein, are as follows (in millions):

	Quarter Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Cash paid for:

Purchases of manufacturing services from Motorola	$4.3	$23.6	$11.8	$79.1

Cost of other services, rent and equipment purchased from Motorola	$0.4	$1.2	$1.3	$16.9

Cash received for:

Freight sharing agreement with Motorola	$7.6	$2.1	$21.4	$15.2

Rental of property and equipment to Motorola	$2.2	$2.5	$6.9	$8.6

         On April 8, 2002, the Company and Motorola, Inc. reached agreement regarding certain post-closing payments to be made under agreements entered into in connection with the August 1999 Recapitalization. Pursuant to the agreement, Motorola paid the Company $10.6 million during the second quarter of 2002. As a result, the Company recognized a related gain of $12.4 million, which is included in restructuring and other charges in the consolidated statement of operations and comprehensive loss for the nine months ended September 27, 2002. Motorola is a related party of the Company, continuing to own less than 7% of the Company’s total common stock at September 27, 2002.

         The Company has loans outstanding to Leshan-Phoenix Semiconductor Company Ltd., a majority-owned joint venture in China that is accounted for using the equity method. Such loans, which totaled $63.3 million at September 27, 2002, were renegotiated during the third quarter of 2002 to reduce the interest rate from 7.0% to 3.5% per annum to better align the interest rate with market rates for similar instruments in China.

Note 11: Recently Issued and Recently Adopted Accounting Pronouncements

         Effective January 1, 2002, the Company adopted the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that, upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         The Company’s goodwill at January 1, 2002 totalled $77.3 million and relates to the April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”). As a result of the adoption of SFAS 142, the Company discontinued amortization of the Cherry goodwill at the beginning of 2002. Goodwill amortization expense totalled $2.6 million and $8.0 million in the three and nine-month periods ended September 28, 2001.

         SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of a reporting unit with the related carrying amount including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

         During the first quarter of 2002, the Company identified its various reporting units, which correspond with its four product families, and allocated its assets and liabilities to such reporting units. The goodwill relating to the Cherry acquisition was specifically identified with and included in the Company’s Power Management and Standard Analog reporting unit. During the second quarter of 2002, the Company completed the first step of its transitional goodwill impairment test and determined that the estimated fair value of the Power Management and Standard Analog reporting unit as of January 1, 2002 exceeded the reporting unit’s carrying amount by a substantial amount. As a result, an impairment of the Cherry goodwill as of that date was not indicated and completion of the second step test was not required. The Company will evaluate the need for a goodwill impairment write-down on an annual basis or whenever events or circumstances indicate that a related impairment may have occurred. The Company plans to perform its annual goodwill impairment analysis during the fourth quarter of each year.

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

         The Company’s interest rate swaps in effect at January 1, 2001 were designated as cash flow hedges, are measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon the adoption of SFAS 133, the Company recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consisted of an approximate $2.1 million adjustment necessary to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities, both before income taxes of approximately $2.2 million.

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

         In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003. While the adoption of SFAS 145 will require reclassifications of amounts within the Company’s statement of operations, there will be no impact on the Company’s financial condition, results of operations or cash flows.

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

         We are a leading global supplier of power and data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components distribute and monitor the supply of power to the different elements within a wide variety of electronic devices. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices.

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

         We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices, and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the complementary parts that deliver system level functionality and design solutions. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

         Recent developments. After over two years of extremely positive industry fundamentals, the semiconductor industry began to experience a severe slowdown in demand in the last quarter of 2000, which continued into 2001 as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. However, in the third and fourth quarters of 2001 and continuing into the third quarter of 2002, demand for our products began to show signs of stabilization as customer orders across all of our product families were up from the second quarter of 2001. During the later part of the third quarter of 2002, we experienced a slow down in orders resulting in a book-to-bill ratio of 0.94.

         Our total revenues were $272.0 million in the third quarter of 2002, compared to $276.5 million in the third quarter of 2001 and $277.7 million in the second quarter of 2002. We currently expect our total revenues for the fourth quarter of 2002 to be approximately $258 million to $264 million with gross margins decreasing approximately 200 to 300 basis points and operating expenses remaining flat from the third quarter. The margin decrease is expected to be attributable primarily to anticipated revenue and price declines and an increase in freight expense with the termination of our freight sharing agreement with Motorola discussed further herein, offset by higher margins from sales of new products. Without a catalyst to spur product demand, we will be dependant on achieving design wins, increasing market share or cutting costs significantly to return to profitability before the fourth quarter of 2003. See “Trends, Risks, Uncertainties and Forward-Looking Statements” below in this Form 10-Q.

         On April 24, 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 40,000,000 shares of our common stock. We may sell the registered shares in one or more offerings depending on market and general business conditions. Because we are not planning on issuing any shares in the near future, we have not yet requested that the shelf registration statement be declared effective.

         On May 6, 2002, we issued $300.0 million of 12% Senior Secured Notes (the “Notes”) pursuant to a Rule 144A/Regulation S offering that was exempt from the registration requirements of the federal securities laws. The Notes mature on May 15, 2008 and are non-callable for four years. The Notes were issued at 96.902% (a discount of 3.098%) and generated net cash proceeds of $279.1 million after such discount and the payment of issuance costs. The net cash proceeds were used to prepay a portion of our senior bank facilities. In connection with this debt prepayment, we wrote off $6.5 million of debt issuance costs. The Notes will accrue interest at the rate of 12% per annum from May 6, 2002. Commencing February 6, 2003, the Notes will accrue interest at a rate of 13% per annum unless prior thereto we have issued common stock or certain convertible preferred stock to financial sponsors generating at least $100 million in gross cash proceeds and have used the net cash proceeds to prepay indebtedness under our senior bank facilities or under any other credit facility secured by a first-priority lien and have permanently reduced the related loan commitment equal to the amount prepaid. Such increase in interest rate, if any, will remain effective until such time as we have completed such a stock issuance and prepayment, unless such stock issuance and prepayment occurs after August 6, 2003, in which case such increase in interest rate will remain in effect. We will pay interest on the Notes semi-annually on May 15 and November 15, commencing November 15, 2002.

         Debt maturities have also been extended due to this Debt Refinancing. The following table details the effects of the Debt Refinancing on our debt maturities at September 27, 2002:

	Remainder
	of 2002	2003	2004	2005	2006	Thereafter	Total

Actual	$3.8	$9.3	$11.8	$236.9	$280.9	$860.4	$1,403.1

Pro Forma(1)	5.7	13.8	18.3	290.1	412.3	649.4	1,389.6

Difference	$(1.9)	$(4.5)	$(6.5)	$(53.2)	$(131.4)	$211.0	$13.5

Cumulative difference	$(1.9)	$(6.4)	$(12.9)	$(66.1)	$(197.5)	$13.5

         (1)  Pro Forma amounts assume the debt issuance and related prepayment had not occurred.

         We believe this Debt Refinancing has given us additional financial flexibility in that financial covenants have been relaxed and debt maturities extended without additional borrowing costs through June 2003. After June 2003, the effects of our Debt Refinancing would cause our borrowing costs to be higher if the LIBOR rate remains at current levels.

         The Notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by our domestic restricted subsidiaries that are guarantors under our senior subordinated notes. In addition, the Notes and the guarantees are secured on a second-priority basis by the capital stock or other equity interests of domestic subsidiaries, 65% of the capital stock or other equity interests of first-tier foreign subsidiaries and substantially all other assets, in each case that are held by us or any of the guarantors, but only to the extent that obligations under our senior bank facilities are secured by a first-priority lien thereon.

         We filed an exchange offer registration statement on October 1, 2002, pursuant to a registration rights agreement relating to the Notes. This registration statement is currently being reviewed by the SEC and has not yet been declared effective. Under the registration rights agreement, we must pay additional interest up to a maximum of 2.0% per annum upon the occurrence of any registration default. A registration default will occur if the registration statement has not been declared effective by the SEC on or prior to January 31, 2003 or if the exchange offer has not been consummated on or prior to March 2, 2003. Additional interest will accrue from the date on which any registration default occurs until but excluding the date on which all registration defaults have been cured.

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

         On July 9, 2002, we received a notice from Nasdaq advising us that we were not in compliance with the Nasdaq National Market’s minimum bid price requirement (Marketplace Rule 4450 (b)(4)) because our common stock had traded below $3.00 per share for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement by October 7, 2002, Nasdaq would provide us written notification that our securities will be delisted. Because our stock had not closed above $2.82 a share since July 9, 2002, it seemed unlikely that we would have regained compliance with the minimum bid price requirement. Therefore, on October 2, 2002 we requested a transfer of the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 22, 2002 Nasdaq approved our transfer and effective October 25, 2002, we began trading on the Nasdaq SmallCap Market. As the Nasdaq SmallCap Market does not have the same trading volume as the Nasdaq National Market, our stock may become more volatile and there can be no assurances that a ready market will exist. Certain market makers and analysts may elect not to follow us as a result of our transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Movement from the Nasdaq National Market to the Nasdaq SmallCap Market does not prevent us from issuing additional securities; however, pricing of an offering may be more difficult given the less liquid nature of the Nasdaq SmallCap Market. If later we are able to meet the applicable listing requirements of the Nasdaq National Market once again, we may apply to list our common stock on the Nasdaq National Market.

         Restructuring Programs. As a response to the downturn in the semiconductor industry, in 2001 we initiated worldwide restructuring programs to better align our cost structure with our revenues. The principal elements of these programs are (1) implementing a manufacturing rationalization plan that involves, among other things, plant closures and efficient reallocation of capacity among other facilities, the relocation or outsourcing of related operations to take advantage of lower cost labor markets and the rationalization of our product portfolio; (2) reducing non-manufacturing personnel and implementing other cost controls, in connection with which we have relocated certain of our order entry, finance, quality assurance and information technology functions to lower cost locations and simplified our overall corporate structure and our regional infrastructure; and (3) improving our liquidity by reducing capital expenditures, actively managing working capital and reducing our cost structure through various measures, including reducing certain employee compensation and spending on information technology and consultants.

         The elements of these programs, which resulted in restructuring charges of $146.6 for the year ended December 31, 2001 and $22.6 million during the first nine months of 2002 (excluding the effects of the Motorola settlement discussed in Note 10 “Related Party Transactions” in our Notes to Consolidated Financial Statements included in this Form 10-Q), respectively, have generated annualized cost savings of approximately $365 million as of the end of the third quarter of 2002, as compared to our cost structure during the first quarter of 2001. Therefore, we have reached the previously established goal of $360 million goal one quarter in advance of our targeted goal. We continue to evaluate other actions to achieve further costs savings.

         Waiver and Amendment to Senior Bank Facilities. At June 29, 2001 we were not in compliance with minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. On August 13, 2001, we received a waiver in respect of this noncompliance at June 29, 2001. In connection with this waiver, our senior bank facilities were amended. As a condition to the waiver and amendment, we were required to obtain $100.0 million through an equity investment from an affiliate of Texas Pacific Group (“TPG”), our majority stockholder. We satisfied this requirement on September 7, 2001, when we issued 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of TPG for $100.0 million ($99.2 million net of issuance costs). The key terms of this amendment, as described in our Annual Report on Form 10-K for the year ended December 31, 2001, were further amended in April 2002, as discussed above. At September 27, 2002, we were in compliance with the amended covenants, and we expect to remain in compliance over the next twelve months.

         Recently Issued and Recently Adopted Accounting Policies and Accounting Changes. Effective January 1, 2002, we adopted the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that, upon adoption of SFAS 132, we reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         Our goodwill at January 1, 2002 totaled $77.3 million and relates to the April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”). As a result of the adoption of SFAS 142, we discontinued amortization of the Cherry goodwill at the beginning of 2002. Goodwill amortization expense totalled $2.6 million and $8.0 million in the three and nine-month periods ended September 28, 2001.

         SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of a reporting unit with the related carrying amount including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

         During the first quarter of 2002, we identified our various reporting units, which correspond with our four product families, and allocated our assets and liabilities to such reporting units. The goodwill relating to the Cherry acquisition was specifically identified with and included in our Power Management and Standard Analog reporting unit. During the second quarter of 2002, we completed the first step of our transitional goodwill impairment test and determined that the estimated fair value of the Power Management and Standard Analog reporting unit as of January 1, 2002 exceeded the reporting unit’s carrying amount by a substantial amount. As a result, an impairment of the Cherry goodwill as of that date was not indicated and completion of the second step test was not required. We will evaluate the need for a goodwill impairment write-down on an annual basis or whenever events or circumstances indicate that a related impairment may have occurred. We will perform our annual goodwill impairment analysis during the fourth quarter of each year.

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

         Sales are made to distributors under agreements that allow certain rights of return and price protections on products that are not resold by such distributors. Prior to January 1, 2001, we recognized revenue on distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns from our distributors on these unsold products. Effective January 1, 2001, we changed our revenue recognition method on sales to distributors so that such revenues are recognized at the time the distributor sells our products to the end customer. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in the consolidated balance sheet. We recognize the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

We believe that this accounting change was to a preferable method because it better aligns reported results with, focuses us on, and allows investors to better understand, end user demand for the products we sells through distribution. Additionally, the timing of revenue recognition is no longer influenced by the distributors’ stocking decisions. This revenue recognition policy and manner of presentation is commonly used in the semiconductor industry.

The impact of the accounting change for periods prior to 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share net of income taxes) and is reflected as the cumulative effect of change in accounting principle in our consolidated statement of operations and comprehensive loss for the nine months ended September 28, 2001. The change in accounting resulted in a reduction in our net loss for the quarter and nine months ended September 28, 2001 of $13.6 million ($0.08 per share) and $40.0 million ($0.23 per share), respectively. The accounting change also resulted in an increase in revenues of $31.5 million and $83.4 million for the quarter and nine months ended September 28, 2001.

         In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are required to adopt SFAS No. 145 effective January 1, 2003. While the adoption of SFAS 145 will require reclassifications of amounts within our statement of operations, there will be no impact on the Company’s financial condition, results of operations or cash flows.

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

         Joint Ventures and Related Parties. We had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”). As a part of the joint venture agreement, our joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase our interest in SMP between January 2001 and July 2002. On February 1, 2001, effective December 31, 2000, Philips exercised its purchase right, acquiring our 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million in the nine months ended September 28, 2001.

         We currently have loans outstanding to Leshan-Phoenix Semiconductor Company Ltd., a majority-owned joint venture in China that is accounted for using the equity method. Such loans, which totaled $63.3 million at September 27, 2002, were renegotiated in the third quarter of 2002 to reduce the interest rate from 7.0% to 3.5% to better align the interest rate with market rates for similar instruments in China.

         As part of our Recapitalization, Motorola agreed to provide us with worldwide shipping and freight services through August 4, 2002. This agreement resulted in better prices than we could obtain from third parties. The cost increases resulting from the expiration of this agreement, which totaled $3.5 million during the third quarter of 2002, have been factored into our current operating plans. We expect such increases will be partially offset by savings resulting from our restructuring program that includes increased efficiencies resulting from a shipping and freight organization dedicated to our products and ongoing factory consolidations.

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

         Revenue. We generate revenue from the sales of our semiconductor products to original equipment manufacturers, distributors and electronic manufacturing service providers. Prior to January 1, 2001, we recognized revenue on distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns from our distributors as well as for other related sales costs and allowances. Effective January 1, 2001, we changed our revenue recognition policy for distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change also eliminated the need to provide for estimated sales returns from distributors. Deferred income on sales to distributors as reflected in our consolidated balance sheet represents the net margin (deferred revenue less associated costs of sales) relating to inventory on hand at our distributors at the end of the period. We continue to recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales costs and allowances.

         We believe that this change better aligns our reported results with, focuses us on, and enables investors to better understand, end user demand for the products we sell through distribution as our revenue is not influenced by our distributors’ stocking decisions.

         Inventories. We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior twelve months. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin.

         Deferred tax valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, we established a valuation allowance for the majority of our deferred tax assets and through the third quarter of 2002, we have not recognized any incremental deferred tax benefits. We monitor our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance on an ongoing basis.

         Property, Plant & Equipment Impairment. We periodically evaluate the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests.

         Goodwill. We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Results of Operations

Quarter Ended September 27, 2002 Compared To Quarter Ended September 28, 2001

         Operating results for the quarters ended September 27, 2002 and September 28, 2001 follow.

	Quarter Ended

	September 27,	% of Revenues	September 28,	% of Revenues
	2002	(1)	2001	(1)

	(dollars in millions)
Revenues	$272.0	100.0%	$276.5	100.0%

Cost of sales	194.0	71.3%	240.3	86.9%

Gross profit	78.0	28.7%	36.2	13.1%

Operating expenses:

Research and development	16.9	6.2%	18.1	6.5%

Selling and marketing	14.9	5.5%	14.8	5.4%

General and administrative	23.8	8.8%	33.5	12.1%

Amortization of intangibles	3.0	1.1%	5.6	2.0%

Total operating expenses	58.6	21.5%	72.0	26.0%

Operating income (loss)	19.4	7.1%	(35.8)	(12.9%)

Other income (expenses), net:

Interest expense	(36.7)	(13.5%)	(34.5)	(12.5%)

Equity in earnings (losses) of joint ventures	(0.3)	(0.1%)	1.1	0.4%

Other income (expenses), net	(37.0)	(13.6%)	(33.4)	(12.1%)

Loss before income taxes, minority interests and extraordinary loss	(17.6)	(6.5%)	(69.2)	(25.0%)

Income tax provision	(3.0)	(1.1%)	—	0.0%

Minority interests	0.1	0.0%	0.3	0.1%

Net loss before extraordinary loss	(20.5)	(7.5%)	(68.9)	(24.9%)

Extraordinary loss on debt prepayment	—	0.0%	—	0.0%

Net loss	$(20.5)	(7.5%)	$(68.9)	(24.9%)

(1)	Certain amounts may not total due to rounding of individual components.

         Total revenues. Total revenues decreased $4.5 million, or 1.6%, to $272.0 million in the third quarter of 2002 from $276.5 million in the third quarter of 2001, due to a reduction in the prices of our products of approximately 6%, offset by increases in our new product revenue. New product revenue (defined as billings during the period on products introduced in the last three years divided by total billings for the period) increased to 22.8% of total revenues in the third quarter of 2002 as compared to 17.7% of total revenues in the third quarter of 2001, reflecting results from our research and development efforts, particularly in the Power Management and Standard Analog Product line. The revenues by product line for the quarters ended September 27, 2002 and September 28, 2001 are as follows (dollars in millions):

	Quarter Ended	As a %	Quarter Ended	As a %	Dollar
	September 27, 2002	Revenue (1)	September 28, 2001	Revenue (1)	Change	% Change

Power Management and Standard Analog	$92.8	34.1%	$85.9	31.1%	$6.9	8.0%

MOS Power	34.7	12.8%	32.0	11.6%	2.7	8.4%

High Frequency Clock and Data Management	16.7	6.1%	17.7	6.4%	(1.0)	(5.6%)

Standard Components	127.8	47.0%	140.9	51.0%	(13.1)	(9.3%)

Total Revenues	$272.0		$276.5		$(4.5)

(1)	Certain amounts may not total due to rounding of individual components.

         Approximately 37%, 46% and 17% of our revenues in the third quarter of 2002 were derived from the Americas, Asia/Pacific and Europe (including the Middle East), respectively, compared to 38%, 41% and 21%, respectively, in the third quarter of 2001. The change from prior year reflects the continuing recovery of the Asia/Pacific markets and our growth in the China market.

         Cost of sales. Cost of sales decreased $46.3 million, or 19.3%, to $194.0 million in the third quarter of 2002 from $240.3 million in the third quarter of 2001. This decrease is attributable to $39.1 million of cost reduction activities and $7.0 million of lower provisions for excess inventories taken during the third quarter of 2002 as compared to the third quarter of 2001. As of the end of the third quarter of 2002, we completed actions to achieve an estimated $255 million of annual cost of sales savings as compared to our cost structure as of the first quarter of 2001. These cost savings were partially offset by an increase in freight expense of $3.5 million in the third quarter of 2002 as compared to the third quarter of 2001 due to the expiration of the freight sharing agreement with Motorola. We expect freight expense to be approximately $2 million to $3 million higher in the fourth quarter of 2002 as compared to the fourth quarter of 2001.

         Gross profit. Gross profit increased $41.8 million, or 115.5%, to $78.0 million in the third quarter of 2002 from $36.2 million in the third quarter of 2001. As a percentage of total revenues, gross margin increased to 28.7% in the third quarter of 2002 from 13.1% in the third quarter of 2001. Gross margin from new products, as a percent of total revenues, was 36% in the third quarter of 2002. To summarize the fluctuations described above, the increase in gross margin was attributable to:

•	Increases in new product revenue; and
•	Cost improvements from restructuring efforts and lower provisions for excess inventories.

         These increases were partially offset by:

•	Decreases in average selling prices; and
•	An increase in freight expense with the expiration of the freight sharing agreement with Motorola.

         Research and development. Research and development costs decreased $1.2 million, or 6.6%, to $16.9 million in the third quarter of 2002 from $18.1 million in the third quarter of 2001, primarily as a result of aligning our operating costs with our revenues. As a percentage of revenues, research and development costs declined to 6.2% in the third quarter of 2002 from 6.5% in the third quarter of 2001. Our target for research and development costs is between 5% and 7% of revenues as we continue to focus on new product development. The primary emphasis of our new product development efforts is on Power Management and Standard Analog and High Frequency Clock and Data Management, the highest margin and fastest potential growth product families within our portfolio, with approximately 80% of our overall research and development investments focused in these areas.

         Selling and marketing. Selling and marketing expenses increased by $0.1 million, or 0.7%, to $14.9 million in the third quarter of 2002 from $14.8 million in the third quarter of 2001. Restructuring efforts in selling and marketing, including the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry functions to lower cost regions, were largely enacted during the second quarter of 2001. Therefore, most of the cost savings relating to selling and marketing expenses had been achieved by the third quarter of 2001. Selling and marketing expenses are targeted at 5% to 6% of revenues in the future.

         General and administrative. General and administrative expenses decreased by $9.7 million, or 29.0%, to $23.8 million in the third quarter of 2002 from $33.5 million in the third quarter of 2001, as a result of personnel reductions of approximately 10% (as compared to the third quarter of 2001) and the relocation of functions to lower cost regions. As a percentage of revenues, these costs decreased to 8.8% in the third quarter of 2002 from 12.1% in the third quarter of 2001.

         Amortization of intangibles. Amortization of intangibles decreased $2.6 million to $3.0 million in the third quarter of 2002 from $5.6 million the third quarter of 2001, as a result of the adoption of SFAS 142 effective January 1, 2002, which eliminated the amortization of goodwill (see Note 11 “Recently Issued and Recently Adopted Accounting Pronouncements” in our Notes to Consolidated Financial Statements in this Form 10-Q).

         Interest expense. Interest expense increased $2.2 million, or 6.4%, to $36.7 million in the third quarter of 2002 from $34.5 million in the third quarter of 2001. The increase was due to the supplemental interest charges resulting from the August 2001 amendments to our senior bank facilities.

         Equity in earnings (losses) of joint venture. Equity in earnings (losses) from our Leshan joint venture decreased $1.4 million to a $0.3 million loss in the third quarter of 2002 from $1.1 million of income in the third quarter of 2001, due primarily to decreases in average selling prices for its products.

         Minority interests. Minority interests represent the portion of the net loss of our two majority-owned Czech subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements. Minority interests were $0.1 million in the third quarter of 2002 compared to $0.3 million in the third quarter of 2001 as a result of improved capacity utilization.

         Income tax benefit (provision). We recognized an income tax provision of $3.0 million in the third quarter of 2002 compared with $0 in the third quarter of 2001. The 2002 provision related to income and withholding taxes of certain of our foreign operations. The 2001 amount was attributable to the net effect of deferred tax benefits recognized for certain operating losses incurred outside of the U.S. offset by an increase in our valuation allowance established for other deferred tax benefits. The valuation allowance resulted from our decision to limit the recognition of deferred tax benefits relating to our operating losses to the amount that could be recovered via carry-back. We did not recognize a tax benefit relating to our domestic operating loss in the third quarter of either 2002 or 2001.

Nine Months Ended September 27, 2002 Compared To Nine Months Ended September 28, 2001

         Operating results for the nine months ended September 27, 2002 and September 28, 2001 follow.

	Nine Months Ended

	September 27, 2002	% of Revenues (1)	September 28, 2001	% of Revenues (1)

	(dollars in millions)
Revenues	$818.8	100.0%	$947.7	100.0%

Cost of sales	606.6	74.1%	769.8	81.2%

Gross profit	212.2	25.9%	177.9	18.8%

Operating expenses:

Research and development	50.4	6.2%	63.9	6.7%

Selling and marketing	44.7	5.5%	59.4	6.3%

General and administrative	79.7	9.7%	104.3	11.0%

Amortization of intangible asset	9.0	1.1%	17.0	1.8%

Restructuring and other charges	10.2	1.2%	133.8	14.1%

Total operating expenses	194.0	23.7%	378.4	39.9%

Operating income (loss)	18.2	2.2%	(200.5)	(21.2%)

Other income (expenses), net:

Interest expense	(107.7)	(13.2%)	(93.4)	(9.9%)

Equity in earnings of joint ventures	3.4	0.4%	3.2	0.3%

Gain on sale of investment in joint venture	—	0.0%	3.1	0.3%

Other income (expenses), net	(104.3)	(12.7%)	(87.1)	(9.2%)

Loss before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(86.1)	(10.5%)	(287.6)	(30.3%)

Income tax benefit (provision)	(10.0)	(1.2%)	22.7	2.4%

Minority interests	0.3	0.0%	0.8	0.1%

Net loss before extraordinary loss and cumulative effect of accounting change	(95.8)	(11.7%)	(264.1)	(27.9%)

Extraordinary loss on debt prepayment (net of income taxes of $0)	(6.5)	(0.8%)	—	0.0%

Cumulative effect of accounting change (net of income taxes of $38.8)	—	0.0%	(116.4)	(12.3%)

Net loss	$(102.3)	(12.5%)	$(380.5)	(40.1%)

(1)	Certain amounts may not total due to rounding of individual components.

         Total revenues. Total revenues decreased $128.9 million, or 13.6%, to $818.8 million in the first nine months of 2002 from $947.7 million in the first nine months of 2001, due to pricing degradation of approximately 13% and a reduction of foundry revenues of approximately $7 million.

The revenues by product line for the nine months ended September 27, 2002 and September 28, 2001 are as follows (dollars in millions):

	Nine Months Ended	As a %	Nine Months Ended	As a %	Dollar
	September 27, 2002	Revenue	September 28, 2001	Revenue	Change	% Change

Power Management and Standard Analog	$273.8	33.4%	$273.5	28.9%	$0.3	0.1%

MOS Power	104.8	12.8%	113.1	11.9%	(8.3)	(7.3%)

High Frequency Clock and Data Management	55.3	6.8%	102.8	10.8%	(47.5)	(46.2%)

Standard Components	384.9	47.0%	458.3	48.4%	(73.4)	(16.0%)

Total Revenues	$818.8		$947.7		$(128.9)

         Approximately 38%, 44% and 18% of our revenues in the first nine months of 2002 were derived from the Americas, Asia/Pacific and Europe (including the Middle East), respectively, compared to 41%, 37% and 22%, respectively, in the first nine months of 2001. The change from prior year reflects the continuing recovery of the Asia/Pacific markets and our growth in the China market.

         Cost of sales. Cost of sales decreased $163.2 million, or 21.2%, to $606.6 million in the first nine months of 2002 from $769.8 million in the first nine months of 2001. This decrease is attributable to $145.7 million of planned cost reduction activities and $24.9 million of lower provisions for excess inventories offset by $6.2 million of bonuses incurred in the first nine months of 2002 and increased freight expense associated with the expiration of the freight sharing agreement with Motorola in third quarter of 2002. As of the end of the third quarter of 2002, we completed actions to achieve an estimated $365 million of annual cost savings of which $255 million related to cost of sales as compared to our cost structure as of the first quarter of 2001.

         Gross profit. Gross profit improved $34.3 million, or 19.3%, to $212.2 million in the first nine months of 2002 from $177.9 million in the first nine months of 2001. As a percentage of total revenues, gross margin increased to 25.9% in the first nine months of 2002 from 18.8% in the first nine months of 2001. To summarize the fluctuation described above, this increase was attributable to:

•	Cost improvements from restructuring efforts and lower provisions for excess inventories.

         This increase was partially offset by:

•	Decreases in average selling prices;

•	Bonuses incurred in 2002 in connection with the results of the restructuring efforts; and

•	An increase in freight expense with the expiration of the freight sharing agreement with Motorola.

         Research and development. Research and development costs decreased $13.5 million, or 21.1%, to $50.4 million in the first nine months of 2002 from $63.9 million in the first nine months of 2001, primarily as a result of aligning our operating costs with our revenues. As a percentage of revenues, research and development costs remained fairly consistent at 6.2% in the first nine months of 2002 and 6.7% in the first nine months of 2001. The primary emphasis of our new product development efforts is on power management and standard analog and high frequency clock and data management solutions, the highest margin and fastest potential growth product families within our portfolio, with 80% of our overall research and development investments focused in these areas. Our target for research and development costs is between 5% to 7% of revenues.

         Selling and marketing. Selling and marketing expenses decreased by $14.7 million, or 24.7%, to $44.7 million in the first nine months of 2002 from $59.4 million in the first nine months of 2001 with the decrease attributable to our worldwide restructuring programs. These actions included the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry functions to lower cost locations, which were largely enacted during the second quarter of 2001. As a percentage of revenues, these costs decreased to 5.5% in the first nine months of 2002 from 6.3% in the first nine months of 2001.

         General and administrative. General and administrative expenses decreased by $24.6 million, or 23.6%, to $79.7 million in the first nine months of 2002 from $104.3 million in the first nine months of 2001, as a result of personnel reductions and the relocation of functions to lower cost regions. These actions have reduced salaries by approximately $15 million (as compared to the first nine months of 2001). As a percentage of revenues, these costs decreased to 9.7% in the first nine months of 2002 from 11.0% in the first nine months of 2001.

         Amortization of intangibles. Amortization of intangibles decreased $8.0 million to $9.0 million in first nine months of 2002 from $17.0 million in the first nine months of 2001, as a result of the adoption of SFAS 142 effective January 1, 2002, which eliminated the amortization of goodwill (see Note 11 “Recently Issued and Recently Adopted Accounting Pronouncements” in our Notes to Consolidated Financial Statements in this Form 10-Q).

         Restructuring and other charges. Restructuring and other charges decreased $123.6 million, or 92.4%, to $10.2 million in the first nine months of 2002 from $133.8 million in the first nine months of 2001, as most of our restructuring actions were initiated in 2001.

         We have completed the bulk of these restructuring activities as of September 27, 2002. We have $12.2 million accrued in relation to the 2001 and 2002 programs and expect to pay this amount over the next three quarters. Consequently, we do not expect that these payments will have a material impact on our liquidity.

         See Note 5 “Restructuring and Other Charges” in our Notes to the Consolidated Financial Statements in this Form 10-Q for a further discussion of these charges.

         Interest expense. Interest expense increased $14.3 million, or 15.3%, to $107.7 million in the first nine months of 2002 from $93.4 million in the first nine months of 2001. The increase was due to interest related to the $125.0 million draw on our revolving line of credit in May 2001 and incremental supplemental interest charges of approximately $11 million resulting from the August 2001 amendments to our senior bank facilities.

         Equity in earnings of joint venture. Equity in earnings from our Leshan joint venture increased $0.2 million to $3.4 million of income in the first nine months of 2002 from $3.2 million in the first nine months of 2001, due primarily to increased capacity utilization.

         Gain on sale of investment in joint venture. We had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”). As a part of the joint venture agreement, our joint venture partner, Philips Semiconductors International B.V. (“Philips”), had the right to purchase our interest in SMP between January 2001 and July 2002. On February 1, 2001, effective December 31, 2000, Philips exercised its purchase right, acquiring our 50% interest in SMP. This transaction resulted in proceeds of approximately $20.4 million and a pre-tax gain of approximately $3.1 million in the nine months ended September 28, 2001.

         Minority interests. Minority interests represent the portion of the net loss of our two majority-owned Czech subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements. Minority interests were $0.3 million in the first nine months of 2002 compared to $0.8 million in the first nine months of 2001 as a result of improved capacity utilization.

         Income tax benefit (provision). We recognized an income tax provision of $10.0 million in the first nine months of 2002 compared with an income tax benefit of $22.7 million in the comparable period of 2001. The 2002 income tax provision related to income and withholding taxes at certain of our foreign operations. The income tax benefit in 2001 related to the net impact of foreign income and withholding taxes offset by the benefit attributable to our 2001 domestic net operating loss that could be carried back to prior years. We did not recognize a benefit for the domestic net operating loss generated in 2002 as realization of such benefit is not currently assured.

Liquidity and Capital Resources

         In this section of the management discussion and analysis segment, we are going to discuss:

         1) Sources and uses of cash, and significant factors that influence both;

         2) Our analysis of our cash flows for the third quarter of 2002 and the first nine months of 2002; and

         3) Our commitments and contractual obligations.

         All of these factors are important to an understanding of our ability to meet our current obligations, to fund working capital in times of growth, to finance expansion either by internal means or through the acquisition of other businesses, or to pay down existing debt.

Sources and Uses of Cash

         We require cash to fund our operating expenses, including working capital requirements and outlays for research and development, to make capital expenditures, strategic acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and equity issuances. In the near term, until we have additional borrowing capacity under our senior bank facilities and can incur additional debt without violation of our existing covenants, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and targeted asset sales. We may also raise additional funding through future equity offerings, subject to market conditions.

         We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for our products resulting from the recent economic slowdown and actions taken by our customers to manage their inventories in line with incoming business, competitive pricing pressures, under-utilization of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring program on our productivity, and our ability to make the research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise include interest rate fluctuations, our ability to maintain compliance with financial covenants and ratios under our existing credit facilities, other limitations imposed by our credit facilities or arising from our substantial leverage, and our move to the Nasdaq SmallCap Market, discussed further herein.

         As of September 27, 2002, $6.1 million of our $150.0 million revolving line of credit was available, reflecting borrowings of $125.0 million and outstanding letters of credit of $18.9 million. Under certain circumstances, our senior bank facilities and the indentures relating to the senior subordinated notes and the Notes will allow us to incur additional indebtedness, although there can be no assurances that we would be able to borrow on terms acceptable to us.

Analysis of Cash Flows

         Cash flow information for the quarters ended September 27, 2002 and June 28, 2002 and the nine months ended September 27, 2002 and September 28, 2001 are as follows (in millions):

	Quarter Ended		Nine Months Ended

	September 27,	June 28,	September 27,	September 28,
	2002	2002	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(20.5)	$(31.8)	$(102.3)	$(380.5)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	33.2	33.0	100.2	127.9

Extraordinary loss on debt prepayment	—	6.5	6.5	—

Cumulative effect of accounting change	—	—	—	116.4

Amortization of debt issuance costs and debt discount	2.1	2.0	5.7	4.0

Provision for excess inventories	1.7	4.0	16.4	41.3

Non-cash write-down of property, plant and equipment	3.0	8.4	11.4	45.1

Non-cash interest on junior subordinated note payable to Motorola	3.0	2.9	8.6	7.8

Undistributed earnings of unconsolidated joint ventures	0.3	(2.5)	(3.4)	(3.2)

Gain on sale of investment in unconsolidated joint venture	—	—	—	(3.1)

Deferred income taxes	(0.7)	3.9	3.9	(24.1)

Non-cash stock compensation charges	—	1.0	1.3	3.5

Other	—	0.8	0.5	1.3

Changes in assets and liabilities:

Receivables	1.5	9.7	1.0	118.7

Inventories	(2.1)	6.4	7.2	(6.7)

Other assets	(6.2)	3.4	(4.0)	(18.6)

Accounts payable	(4.0)	(18.2)	(21.6)	(35.3)

Accrued expenses	(9.3)	(4.0)	(9.0)	(34.1)

Income taxes payable	12.1	(4.5)	9.4	(16.8)

Current and long-term accrued interest	6.2	17.4	22.7	(5.8)

Deferred income on sales to distributors	(2.7)	(2.8)	(26.8)	(65.2)

Other long-term liabilities	2.6	(8.1)	(4.4)	1.7

Net cash provided by (used in) operating activities	20.2	27.5	23.3	(125.7)

Cash flows from investing activities:

Purchases of property, plant and equipment	(8.6)	(9.8)	(24.0)	(99.3)

Investments in and advances to unconsolidated subsidiaries	—	—	—	(5.5)

Acquisition of minority interest in consolidated subsidiaries	—	—	—	(0.1)

Proceeds from sale of investment in joint venture	—	—	—	20.4

Proceeds from sales of property, plant and equipment	0.8	2.3	3.3	2.3

Net cash used in investing activities	(7.8)	(7.5)	(20.7)	(82.2)

Cash flows from financing activities:

Proceeds from senior credit facilities and other borrowings	—	—	—	125.0

Proceeds from debt issuance, net of discount and offering expenses	(0.2)	279.3	279.1	(3.1)

Proceeds from redeemable preferred stock	—	—	—	98.6

Proceeds from issuance of stock under the employee stock purchase plan	—	0.4	0.8	3.8

Proceeds from exercise of stock options	—	0.3	1.1	0.6

Payments of capital lease obligation	—	(0.4)	(1.1)	(1.2)

Repayment of senior credit facilities	—	(280.5)	(283.3)	—

Net cash provided by (used in) financing activities	(0.2)	(0.9)	(3.4)	223.7

Effect of exchange rates on cash and cash equivalents	(0.1)	1.0	0.8	1.1

Net increase in cash and cash equivalents	12.1	20.1	—	16.9

Cash and cash equivalents, beginning of period	167.7	147.6	179.8	188.9

Cash and cash equivalents, end of period	$179.8	$167.7	$179.8	$205.8

Cash Flow Activity For The Quarter Ended September 27, 2002

         As of September 27, 2002, we had cash and cash equivalents of $179.8 million, an increase of $12.1 million from the June 28, 2002 balance.

         Cash flow provided by operating activities decreased $7.3 million to $20.2 million in the third quarter of 2002 from $27.5 million in the second quarter of 2002.

         Factors causing increased cash flows from operating activities in the third quarter of 2002 as compared to the second quarter of 2002 include:

•	Improvement in operating income excluding restructuring and other charges to $19.4 million in the third quarter of 2002 as compared to $14.9 million in the second quarter of 2002 in connection with the operating improvements previously discussed;

•	Receipt of an income tax refund of $9.3 million in the third quarter of 2002 associated with our domestic net operating loss carryback; and

•	Pension funding of $9.3 million that occurred during the second quarter of 2002, which fulfilled all of our funding requirements for 2002.

         Factors causing decreased cash flows from operating activities in the third quarter of 2002 as compared to the second quarter of 2002 include:

•	Receipt of $10.6 million from the Motorola settlement in the second quarter of 2002;

•	Planned inventory reductions of $6.4 million in the second quarter of 2002 to achieve cash management goals; and

•	Bonus payments of $6.2 million in the third quarter of 2002 attributable to the achievement of cost reduction and operating performance goals in the first half of the year; and

•	Increase in cash paid for interest to $23.2 million in the third quarter of 2002 as compared to $12.8 million in the second quarter of 2002 in connection with our scheduled semiannual interest payment on the senior subordinated notes.

         Looking forward, we expect cash flow from operations to decline in the fourth quarter of 2002 as compared to the third quarter of 2002 as we have increased scheduled interest payments and lower expected gross margins as previously described herein. As of September 27, 2002, we have $23.8 million payable in supplemental interest charges. We will continue to accrue supplemental interest charges until March 31, 2003, at which time a total of $27.5 million would be payable. We have the option to pay between 0% and 100% of such supplemental interest charges at March 31, 2003. If we choose not to pay 100% of the supplemental interest charges in March, we will continue to accrue until June 30, 2003 when the entire amount is payable in full.

         Net cash used in investing and financing activities did not change significantly in the third quarter of 2002 as compared to the prior quarter. Our budgeted capital expenditures for 2002 are $40.0 million, and reflect actions taken to improve our cash flow. Our ability to make capital expenditures is limited by the terms of our senior bank facilities; however, we believe that the expenditures permitted thereunder will be sufficient to allow us to maintain, replace and improve our existing facilities and equipment as necessary.

Cash Flow Activity For The Nine Months Ended September 27, 2002

         For the nine months ended September 27, 2002 and September 28, 2001, the Consolidated Statements of Cash Flows indicate we have provided $0.0 million and $16.9 million in cash, respectively. However, the makeup of the cash flow from operations, investing and financing activities has been quite different in these periods. The first nine months of 2002, as compared to the first nine months of 2001, show an improvement in cash flows from operations of $149.0 million, a reduction in the net cash used in investing activities of $61.5 million, and a decrease of $227.1 million in cash flows from financing activities.

         We generated $23.3 million dollars in cash flow from operations during the first nine months of 2002 relative to cash used in operations of $125.7 million in the same period of 2001. This $149.0 million dollar improvement is primarily the result of the stabilization in revenues, reduced costs resulting from our restructuring program and reduced restructuring payments.

         We used $20.7 million in net cash from investing activities in the first nine months of 2002 as compared to $82.2 million in the same period of 2001. The decline was the result of lower capital equipment spending. Our need for incremental property, plant or equipment has been dramatically reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods. As a result, we have been selective in purchasing new equipment.

         Financing activities during the first nine months of 2002 have resulted in net cash used of $3.4 million versus net cash provided in the same period of 2001 of $223.7 million. During the first nine months of 2002, we used the net cash proceeds from the Debt Refinancing of $279.1 million dollars and additional funds to prepay debt principal of $283.3 million of our senior bank facilities. In contrast, in 2001 we drew on a $125 million dollar credit facility and received net proceeds of $98.6 million from the issuance of redeemable preferred stock to help fund the cash used in operations and equipment purchases needed at the time.

Commercial Commitments and Contractual Obligations

         The following table summarizes our commercial commitments and contractual obligations at September 27, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Amount of commitment by expiration period
		per period
	Total
	amounts	Remainder of	2003 -	2005 -	2007 and
Commercial commitments	committed	2002	2004	2006	Beyond

Standby letter of credit	$18.9	$2.7	$16.2	$—	$—

Total commercial commitments	$18.9	$2.7	$16.2	$—	$—

		Payments due by period

		Remainder of	2003 -	2005 -	2007 and
Contractual obligations	Total	2002	2004	2006	Beyond

Long-term debt	$1,403.1	$3.8	$21.1	$517.8	$860.4

Operating leases	41.4	6.1	28.8	4.9	1.6

Unconditional purchase obligations	39.2	12.3	22.4	4.5	—

Other long-term obligations	38.6	—	19.8	18.8	—

Redeemable preferred stock (including future dividends)	188.5	—	—	—	188.5

Total contractual cash obligations	$1,710.8	$22.2	$92.1	$546.0	$1,050.5

         Our long-term debt includes $705.4  under senior bank facilities, $291.2 million (net of debt discount) of senior secured notes, $260.0 million of senior subordinated notes, $123.8 million under the junior subordinated note payable to Motorola and $22.7 million under a note payable to a Japanese bank.

         In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

         In addition, we have purchase obligations for capital equipment of approximately $4.6 million, foundry commitments of approximately $3.0 million, mainframe outsourcing in the amount of $2.9 million and other in the amount of $1.8 million for the remainder of 2002. In 2003-2004, we have purchase obligations for capital equipment of approximately $2.1 million, foundry commitments of $3.0 million, mainframe outsourcing of $15.8 million and other in the amount of $1.5 million and in 2005-2006, we have mainframe outsourcing of $4.5 million. Included in foundry commitments are commitments to Motorola in the amount of $1.0 million in 2002, which were renegotiated in connection with an agreement reached with Motorola in April 2002. Finally, our other long-term commitments consist of estimated payments relating to our pension plans.

         In regards to the U.S. pension plan, we are evaluating our current assumptions in light of the actual returns experienced, current annuity rates and the expected termination of the U.S. pension plan as of December 31, 2004 with the subsequent payment of benefits in 2005. We expect pension expense to increase by approximately $9.0 to $11.0 million over the remaining life of the plan with a related increase in the cash funding requirements. Upon the termination of the U.S. pension plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits.

         Our primary future cash needs, both in the short term and in the long term will focus on debt service, capital spending and working capital. Our liquidity needs may also be supplemented with the proceeds from targeted sales of assets. As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances and proceeds from targeted sales of assets will be adequate to fund our operating and cash flow needs as well as enable us to maintain compliance with our various debt agreements for the next twelve months. To the extent that actual results or events differ from our financial projections and business plans, our liquidity may be adversely affected.

Trends, Risks, Uncertainties and Forward-Looking Statements

         This Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on management’s current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our recently incurred substantial operating losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand and average selling prices for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of manufacturing capacity, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, restructuring programs and the impact of such programs, control of costs and expenses, inability to reduce manufacturing and selling, general and administrative costs, litigation, risks associated with acquisitions and dispositions, changes in management, risks associated with our substantial leverage and restrictive covenants in our debt instruments (including those relating to the increased cost of servicing our debt and complying with the additional restrictions imposed as a result of amendments to our senior bank facilities), our recent transfer to the Nasdaq SmallCap Market (including impairment of the marketability and liquidity of our common stock, the impairment of our ability to raise capital, and other risks associated with trading on the SmallCap), risks associated with our international operations and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2001 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

         As of September 27, 2002, our long-term debt (including current maturities) totaled $1,403.1 million. We have no interest rate exposure due to rate changes for our fixed rate interest bearing debt, which totaled $697.7 million. We do have interest rate exposure with respect to the $705.4 million outstanding balance on our senior bank facilities due to its variable LIBOR pricing; however, from time to time, we have entered into interest rate protection agreements to reduce this exposure. As of September 27, 2002, we had four interest rate swaps and one interest rate cap covering exposures on $320.0 million of our variable interest rate debt. A 50 basis point increase in interest rates would result in increased annual interest expense on our variable rate debt of $3.5 million for the next twelve months (excluding the effects of any hedging activities).

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

Item 4. Controls and Procedures

a.	Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b.	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

         During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our current and former officers, current directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against over 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against us have all been transferred to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us. On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters have also filed separate motions to dismiss the claims against them. These motions to dismiss are currently pending, and oral argument occurred on November 1, 2002. We cannot guarantee that these motions will be decided in our favor. As to the individual defendants in our litigation, the parties have stipulated to the voluntary dismissal without prejudice of those defendants, and they are no longer parties to the lawsuit. The underwriters and we remain parties to the lawsuit. While we can make no promises or guarantees as to the outcome of these actions, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5. Other Information

         On September 18, 2002, our Audit Committee of the Board of Directors (“Committee”) preapproved certain non-audit related services to be provided by our independent accountants, PricewaterhouseCoopers LLP (“PwC”). During the September 18 meeting, the Committee preapproved non-audit related services to be performed in fiscal year 2002 including certain tax services, and voluntary liquidation services for one of our foreign subsidiaries. On October 21, 2002, the

Committee preapproved certain non-audit related services to be provided by PwC. During the October 21 meeting, the Committee preapproved non-audit related services to be performed in fiscal year 2002 including certain tax services.

         As previously announced, on October 2, 2002 we requested The Nasdaq Stock Market, Inc. to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 22, 2002 the Nasdaq approved our transfer. Our common stock began trading on the Nasdaq SmallCap Market at the open of business on October 25, 2002, continuing to trade under the symbol ONNN. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” elsewhere in this report for information on our transfer to the Nasdaq SmallCap Market.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits —

Exhibit No.	Description

Exhibit 99	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K –

         During the third quarter of 2002 we filed four reports on Form 8-K (1) dated and filed August 12, 2002, (2) dated September 5, 2002 and filed September 6, 2002, (3) dated September 30, 2002 and filed October 1, 2002, and (4) dated and filed October 2, 2002.

         The August 12, 2002 report was filed pursuant to Items 7 and 9, reported that we submitted to the Securities and Exchange Commission (“SEC”) the statements under oath of our principal executive officer and principal financial officer regarding facts and circumstances relating to Exchange Act filings in accordance with the SEC’s June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

         The September 6, 2002 report was filed pursuant to Items 5 and 7, provided third quarter guidance, and included as an exhibit a news release dated September 5, 2002 titled “ON Semiconductor Updates Third Quarter 2002 Guidance.”

         The September 30, 2002 report was filed pursuant to Items 5 and 7, and provided, in connection with the concurrent filing with the SEC of an exchange offer registration statement on Form S-4 for the registration of $300.0 million aggregate principal amount of 12% Senior Secured Notes due 2008, historical audited financial statements of each SCI, LLC (a wholly-owned subsidiary of the Company), ON Semiconductor Trading Ltd. (a indirect wholly-owned subsidiary of the Company) and SCG Malaysia Holdings Sdn. Bhd. (an indirect wholly-owned subsidiary of the Company) pursuant to Rule 3-16 of Regulation S-X. The September 30, 2002 report also provided revised 2001 ON Semiconductor Corporation and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements to include the supplemental disclosures required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” paragraph 61.

         The October 2, 2002 report was filed pursuant to Items 5 and 7, reported our request to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, and included as an exhibit a news release dated October 2, 2002 titled “ON Semiconductor Applies To Transfer To Nasdaq SmallCap Market.”

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	ON SEMICONDUCTOR CORPORATION (Registrant)

/s/ JOHN T. KURTZWEIL

By: John T. Kurtzweil Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

CERTIFICATIONS

I, Steven P. Hanson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ON Semiconductor Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/ STEVEN P. HANSON Chief Executive Officer

CERTIFICATIONS

I, John T. Kurtzweil, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ON Semiconductor Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/ JOHN T. KURTZWEIL Chief Financial Officer

EXHIBITS

Exhibit No.	Description

Exhibit 99	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002