Form 10-K
period 2002-12-31
ON SEMICONDUCTOR CORP
filed 2003-03-25
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Common stock, par value $0.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑     No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)     Yes ☑     No ☐

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant is $103,818,735 as of June 28, 2002, based on the closing sale price of such stock on the Nasdaq National Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

      The number of shares of the registrant’s common stock outstanding at March 7, 2003 was 176,448,234.

Documents Incorporated by Reference

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III hereof.

PART I
Item 1. Business
Business Overview
Customers
Manufacturing Operations
Sales, Marketing and Distribution
Patents, Trademarks, Copyrights and Other Intellectual Property Rights
Competition
Research and Development
Government Regulation
Employees
Executive Officers of the Registrant
Geographical Information
Website Access to Information
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
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
EXHIBIT INDEX
EX-4.17
EX-4.18
EX-4.21
EX-10.19(c)
EX-10.50(a)
EX-10.50(b)
EX-10.51
EX-10.53
EX-10.54
EX-10.55
EX-10.56
EX-10.57
EX-21.1
EX-23.1
EX-24.1
EX-99.2

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.     Business

Business Overview

      We are a global supplier of power and data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components distribute and monitor the supply of power to the different elements within a wide variety of electronic devices. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices.

      We serve a broad base of end-user markets including wireless communications, consumer electronics, automotive and industrial electronics and computing and networking. Applications for our products in these markets include portable electronics, computers, game stations, servers, automotive and industrial automation control systems, routers, switches, storage-area networks and automated test equipment.

      We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 15,000 products and we shipped approximately 21.1 billion units in 2002. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

      We have approximately 200 direct customers worldwide, and we also service approximately 300 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Alcatel, DaimlerChrysler, Delphi, Delta Electronics, Intel, Motorola, Nokia, Siemens, Sony and Visteon; (2) electronic manufacturing service providers, such as Flextronics, Sanmina-SCI and Solectron; and (3) global distributors, such as Arrow, Avnet and Future Electronics.

      We have design operations in Arizona, Rhode Island, China, Hong Kong, the Czech Republic and France, and we operate manufacturing facilities independently and through joint ventures in Arizona, Rhode Island, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia.

      Immediately prior to our August 4, 1999 recapitalization, we were a wholly-owned subsidiary of Motorola, Inc. We held and continue to hold, through direct and indirect subsidiaries and a joint venture, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. As a result of the recapitalization, an affiliate of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of our outstanding common stock. In addition, as part of the recapitalization, Texas Pacific Group received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209.0 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note due 2011 issued by Semiconductor Components Industries, LLC, our primary domestic operating subsidiary. Cash payments to Motorola in connection with the recapitalization were financed through equity investments by affiliates of Texas Pacific Group totaling $337.5 million, borrowings totaling $740.5 million under our $875.0 million senior bank facilities and the issuance of $400.0 million of 12% senior subordinated notes due August 2009. Because Texas Pacific Group’s affiliate did not acquire substantially all of our common stock, the recapitalization did not impact the basis of our assets and liabilities for financial reporting purposes. At the time of the recapitalization, Motorola agreed to provide us with transition and manufacturing services in order to facilitate our transition to a stand-alone company independent of Motorola.

      On April 3, 2000, we acquired all of the outstanding capital stock of Cherry Semiconductor Corporation for $253.2 million in cash (including acquisition related costs), which we financed with cash on hand and borrowings of $220.0 million under our senior bank facilities. Cherry Semiconductor Corporation, which we have renamed Semiconductor Components Industries of Rhode Island, Inc., designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets. (See Note 6 “Acquisition” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this report.)

      On May 3, 2000, we completed the initial public offering of our common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the initial public offering (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities. (See Note 12 “Common Stock” of the notes to our audited consolidated financial statements elsewhere in this report.)

      On September 7, 2001, we obtained $100.0 million ($99.2 million, net of issuance costs) through an equity investment by an affiliate of Texas Pacific Group, our principal shareholder. In this transaction, we issued 10,000 shares of mandatorily redeemable cumulative convertible preferred stock. This investment was required because we were not in compliance with certain minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. (See Note 9 “Long-Term Debt” and Note 11 “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this report).

      On May 6, 2002 we issued $300.0 million principal amount of second lien senior secured notes due 2008. The second lien senior secured notes were issued at a price of 96.902% of par and will mature on May 15, 2008. The second lien senior secured notes initially accrued interest at a rate of 12% per annum. Commencing February 6, 2003, the second lien senior secured notes began accruing interest at a rate of 13% per annum. This increased rate will remain in effect unless on or prior to August 6, 2003 we have issued common stock or certain convertible preferred stock to financial sponsors generating at least $100.0 million in gross cash proceeds to prepay indebtedness under our senior bank facilities or under any other senior credit facility secured by a first-priority lien and have permanently reduced the related loan commitments equal to the amount prepaid. Interest on the second lien senior secured notes is payable semi annually in cash. The obligations under the second lien senior secured notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than Semiconductor Components Industries, LLC, which is a co-issuer). The second lien senior secured notes and the guarantees thereof are secured on a second-priority basis by the assets that secure our senior bank facilities and they rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness and senior to our and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of our subsidiaries that have not guaranteed such second lien senior secured notes. In connection with the offering of second lien senior secured notes, we amended our senior bank facilities to, among other things, permit the issuance of the second lien senior secured notes, make certain of the financial ratio maintenance requirements thereunder less restrictive and impose minimum EBITDA and cash requirements. (See Note 9 “Long-Term Debt” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in each case included elsewhere in this report.) We used $278.6 million of net cash proceeds from the sale of the second lien senior secured notes to prepay a portion of our senior bank facilities. Because the remaining principal amount of loans outstanding under our senior bank facilities was reduced below $750.0 million as a result of this refinancing, the supplemental interest charges thereon (described in Note 9 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report) were reduced from 3.0% to 1.0%. In connection with this refinancing, we wrote off $6.5 million of debt issuance costs.

      On March 3, 2003, we issued $200.0 million principal amount of first lien senior secured notes due 2010. The first lien senior secured notes were issued at a price of 95.467% of par value, bear interest at a rate of 12% per annum, payable semi-annually in cash, and will mature on March 15, 2010. The obligations under the first lien senior secured notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than Semiconductor Components Industries, LLC, which is a co-issuer). The first lien senior secured notes and the guarantees thereof are secured on a first-priority basis by the assets that secure our senior bank facilities and they rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness and senior to our and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of our subsidiaries that have not guaranteed such notes. In connection with the offering of the first lien senior secured notes, we further amended our senior bank facilities to, among other things, permit the issuance of the first lien senior secured notes, remove certain of the financial ratio maintenance requirements thereunder, make the minimum EBITDA requirement thereunder less restrictive and make the maximum capital expenditure covenant more restrictive. We used $180.9 million of net cash proceeds from the sale of the first lien senior secured notes to prepay a portion of our senior bank facilities, including $25.0 million of which proceeds were used to repay borrowings under our revolving credit facility and permanently reduce the commitments thereunder by such amount. In connection with this refinancing, we wrote-off $3.5 million of debt issuance costs.

      The amendment to our senior bank facilities described in the paragraph above also resulted in the conversion of $62.5 million of the outstanding loans under our revolving credit facility into a new tranche of term loans that matures on the date our revolving credit facility matures. As of March 7, 2003, $8.6 million of our $62.5 million revolving credit facility was available, reflecting outstanding loans of $37.5 million and outstanding letters of credit of $16.4 million. As of January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

      As a response to the downturn in the semiconductor industry, in the fourth quarter of 2000 and in the fourth quarter of 2002 we initiated worldwide profitability enhancement programs to better align our cost structure with our revenues. The principal elements of these programs are (1) implementing a manufacturing rationalization plan that involved, among other things, plant closures and the efficient reallocation of capacity among other facilities, the relocation or outsourcing of related operations to take advantage of lower cost labor markets and the rationalization of our product portfolio; (2) reducing non-manufacturing personnel and implementing other cost controls, in connection with which we have relocated certain of our order entry, finance, quality assurance and information technology functions to lower cost locations and simplified our overall corporate structure and our regional infrastructure; and (3) improving our liquidity by reducing capital expenditures, managing our working capital actively and reducing our cost structure through various measures, including reducing some employee compensation and spending on information technology and outside consultants. Certain elements of these programs that we commenced in June 2001 were completed in the fourth quarter of 2002, and resulted in $365.0 million of annualized cost savings, based on a comparison of our cost structure during the first quarter of 2001 to our cost structure during the third quarter of 2002. In addition, as a result of additional cost cutting commenced in the fourth quarter of 2002, which is scheduled to be completed by the end of 2003, we expect to achieve an estimated $80.0 million of cost savings in 2003 and an estimated $125.0 million of cost savings in each year thereafter, in both cases as compared to our cost structure during the third quarter of 2002. As a result of these efforts, we incurred restructuring and other charges of $27.7 million in 2002 and $150.4 million in 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

      Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. We believe that this change better aligns reported results with, focuses us on, and allows investors to better understand end user demand for the products that we sell through distributors. This revenue recognition policy is commonly used in the semiconductor industry. (See Note 4 “Accounting Changes” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this report.)

Products and Technology

      The following table provides information regarding our primary product lines:

	Power Management and		High Frequency Clock and
	Standard Analog	MOS Power Devices	Data Management	Standard Components

Approximate total revenues*
2002	$363 million	$139 million	$72 million	$511 million
2001	$365 million	$147 million	$118 million	$585 million
2000	$497 million	$212 million	$296 million	$954 million
Primary product function	Power control and regulation in portable and high-power applications.	Power conditioning and switching in a broad range of applications.	Interfacing and synchronizing functions, such as interconnecting and routing (moving) electronic signals within electronic systems.	Power control, interface, and data protection in a broad range of products.
Sample applications	Intelligent power management and battery protection in portable applications, desktop computers and automotive electronics.	Power management for computers, automobiles, servers, and battery protection in portable applications.	Fast routing of signals used in communication and networking switches, high-end servers, high- performance workstations, storage networks and precision measurement test systems.	Power management and interface elements for computer, consumer and portable equipment and automotive control systems.
Types of product	Amplifiers, comparators, voltage regulators and references, AC-DC/ DC-DC converters.	Ignition insulated gate bipolar transistors (IGBT’s), power MOS field effect transistors (MOSFET’s).	Clock distribution, drivers/ receivers, multiplexers, phase detectors, prescalers.	MicroIntegrationTM , MiniGateTM logic, small signal transistors, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors and thyristors.
Representative original equipment manufacturers customers and end users	Alcatel Delphi Delta Intel Motorola Nokia Philips Siemens Sony Visteon	Delphi Ericsson Hewlett-Packard IBM Intel Microsoft Motorola Seagate Sony Visteon	Alcatel Cisco Systems Ericsson Fujitsu Hewlett-Packard Lucent Technologies Motorola Nokia Nortel Networks Siemens	DaimlerChrysler Delphi Delta Intel Motorola Nokia Philips Siemens Sony Visteon

*	2000 total revenues are pro forma to reflect the change in the accounting method for revenue recognition on shipments to distributors, which was effective January 1, 2001. (See Note 4 “Accounting Changes” of the notes to our audited consolidated financial statements for a discussion of the change in accounting method and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for a comparison of revenues on an actual and pro forma basis, each of which is included elsewhere in this report).

      Power Management and Standard Analog. One of the fastest growing segments within the analog market is power management. We are one of the largest suppliers of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC/ DC converters, AC/ DC converters, linear regulators, pulse width modulation (PWM)/ power factor modulation (PFM) controllers, power factor controller (PFC) pre-regulators and battery charging/ management integrated circuits. Our products are engineered and manufactured to meet the power management needs of high-

performance applications in the wireless, automotive and computing markets. Specifically in the computing market, we design controllers that meet the power requirements for today’s advanced microprocessors.

      MOS Power Devices. We are a global supplier of power devices and ignition insulated gate bipolar transistors (IGBT’s). We have a complete power management portfolio of devices ranging from 12V up to 250V. Our products are engineered and manufactured to meet the power management needs of high-performance applications in the wireless, automotive and computing markets. We are advancing our portfolio to include multi function IC’s and multi chip modules for the automotive and computing markets.

      High Frequency Clock and Data Management. Our high frequency clock and data management products consist primarily of high margin emitter-coupled logic products. We are the market leader in this area with a market share in excess of 75%. We design and deliver application-specific integrated circuits using advanced technologies that address the high-performance needs of networking infrastructure, advanced test equipment and high end computing. Our extensive clock and data management portfolio, led by our GigaComm family, is designed into state-of-the-art systems such as communication and networking switches, high-end servers, high-performance work stations, storage networks and precision measurement test systems. We enable application specific designs for today’s advanced networks, including Asynchronous Transfer Mode (ATM), Enterprise Networks, Storage Area Networks (SAN) and Internet Protocol (IP) applications.

      Standard Components. We are a global supplier of standard semiconductors. We have special competencies in manufacturing surface mount packages. Our broad product line includes MicroIntegrationTM, MiniGateTM logic, small signal transistors and diodes, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors and thyristors. Standard components are essential in substantially all modern pieces of electronic equipment, including computers, printers, wireless communication devices, DVD and MP3 players, video game consoles, and automotive navigation systems.

Customers

      We have been doing business with 19 of our 20 largest customers for more than five years, and have entered into purchase agreements with 15 of such customers. These agreements normally are renewable every twelve months and contain certain terms and conditions with respect to payment, delivery, warranty and supply. These agreements do not require minimum purchase commitments. Our customers include original equipment manufacturers, electronic manufacturing service providers and distributors. Our products are ultimately purchased by end users for use in a variety of markets, including networking and computing, wireless communications, consumer electronics, automotive electronics and industrial electronics. Sales to Arrow, Avnet and Motorola accounted for approximately 10%, 10% and 8%, respectively, of our total revenue during 2002, compared to 7%, 8% and 8%, respectively, during 2001 and 12%, 11% and 10%, respectively, for 2000.

      We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period that is the greater of (1) three years from the date of shipment or (2) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). Warranty expense to date has been minimal. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. For additional information regarding agreements with our customers, see “Backlog” below.

      The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our total revenues generated from each end-user market during 2002, sample applications for our products and representative original equipment manufacturer customers and end users.

End Markets for Our Products

		Computing and			Wireless
	Industrial	Networking	Automotive Electronics	Consumer Electronics	Communications

Approximate percentage of our 2002 total revenues	29%	22%	21%	17%	11%
Sample applications	• Industrial automation and control systems
• Lamp ballasts (power systems for fluorescent lights)
• Large household appliances
• Electric motor controllers
• Power supplies for manufacturing equipment
• Surge protectors
• Thermostats for industrial and consumer applications	• Routers and switches
• Fiber optic networking products
• Automatic test equipment
• Cellular base stations and infrastructure
• Computer monitors
• Disk drives
• Ethernet cards and other network controllers
• High speed modems (cable, xDSL and ISDN)
• PBX telephone systems
• PC Motherborads
• Network controllers	• 4 wheel drive controllers
• Airbags
• Antilock braking systems
• Automatic door locks and windows
• Automatic transmissions
• Automotive entertainment systems
• Engine management and ignition systems
• Fuel injection systems
• GPS and other navigation systems	• DVD players Cable decoders, set-top boxes and satellite receivers
• Home security systems
• Photocopiers
• Scanners
• Small household appliances
• Smartcards
				• TVs, VCRs and other audio-visual equipment	• Cellular phones (analog and digital) • Pagers • Wireless modems and wireless local area networks
Representative original equipment manufacturer customers and end users	Astec Delta Electronics Eaton Emerson Electric Honeywell HR Electronics Magnatek Marconi	ACER Alcatel Cisco Compaq Ericsson Fujitsu Intel Italtel Lucent Motorola NEC Nortel Palm Seagate Siemens Tektronix Teradyne	BMW Bosch DaimlerChrysler Delphi TRW Valeo Visteon	Agilent Hewlett-Packard Philips Sony Toshiba Timex	Alcatel Ericsson Motorola NEC Nokia Philips Samsung

      Original Equipment Manufacturers. Direct sales to original equipment manufacturers accounted for approximately 48% of our total revenues in 2002, approximately 47% in 2001 and approximately 44% in 2000. These customers include a variety of companies in the electronics industry such as Alcatel, Hewlett-Packard,

Intel, Motorola, Nokia, Philips, Siemens and Sony, and in the automotive industry such as DaimlerChrysler, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

      Distributors. Sales to distributors accounted for approximately 41% of our total revenues in 2002, approximately 43% in 2001 and approximately 44% in 2000. Our distributors, which include Arrow, Avnet, All American, Eliteron and Future, resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book or that is more than four years older than the manufacturing code date. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, sales returns have minimal impact on our profits.

      Electronic Manufacturing Service Providers. Direct sales to electronic manufacturing service providers accounted for approximately 11% of our total revenues in 2002, approximately 10% in 2001 and approximately 12% in 2000. Our largest electronic manufacturing service customers are Flextronics, Sanmina-SCI and Solectron. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

Manufacturing Operations

      We operate our manufacturing facilities either directly or through a joint venture. Four of these are front-end wafer facilities located in Japan, Slovakia and the United States; two are back-end assembly and test facilities located in China and the Philippines; and two are integrated front-end and back-end facilities located in Malaysia and the Czech Republic. In addition to these manufacturing and assembly operations, our Terosil facility in Roznov, Czech Republic, manufactures raw wafers that are used by a number of our facilities. During 2001, we made the decision to shutdown our integrated facility in Guadalajara, Mexico and transfer the front-end and back-end manufacturing to other owned and contracted locations. Accordingly, the Guadalajara, Mexico facility ceased operations in the second quarter of 2002. Also during 2001, the back-end only manufacturing operation that was part of the integrated manufacturing operation at Site-2 in Seremban, Malaysia was shutdown and the related production transferred to our joint venture in Leshan, China. Front-end manufacturing remains unchanged at Site-2 and the existing back-end manufacturing remains unchanged at Site-1, also in Seremban, Malaysia. We also use third-party contract manufacturers. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship.

      The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint venture, as well as the products produced at these facilities. The sizes of the locations represent the approximate gross square feet of each site’s building and include, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

		Size
Location	Products	(sq. ft.)

Integrated Facilities:
Roznov, Czech Republic (Tesla)	Power Management and Standard Analog	430,000

Front-end Facilities:
Phoenix, Arizona	High Frequency Clock and Data Management — Standard Components	1,600,000
Aizu, Japan	MOS Power Devices — Power Management and Standard Analog — Standard Components	291,000
Piestany, Slovakia	Standard Components — MOS Power Devices	915,000
East Greenwich, Rhode Island	Power Management and Standard Analog	209,000
Seremban, Malaysia (Site-2)	Standard Components	102,000
Back-end Facilities:
Leshan, China (Leshan joint venture)	Standard Components	264,000
Seremban, Malaysia (Site-1)	MOS Power Devices — Power Management and Standard Analog — Standard Components	281,000
Carmona, Philippines	High Frequency Clock and Data Management — Power Management and Standard Analog — Standard Components	192,000
Other Facilities:
Roznov, Czech Republic (Terosil)	Raw wafers	200,000

      We entered into an agreement with Motorola to continue to provide manufacturing services to each other for limited periods of time following our recapitalization. We negotiated fixed prices with Motorola for the services covered by these agreements to approximate each party’s cost of providing the services. For 2002, 2001 and 2000, Motorola purchased $1.4 million, $8.2 million and $61.7 million, respectively, of manufacturing services from us with no minimum purchase commitments going forward at this time. These purchases are classified as revenues in our financial statements. We purchased $13.8 million, $86.1 million and $162.3 million of manufacturing services from Motorola in 2002, 2001 and 2000, respectively, fulfilling our minimum commitments to purchase manufacturing services from Motorola during such periods. Pursuant to a new agreement with Motorola, we have committed to purchase approximately $1.0 million of manufacturing services from Motorola in 2003.

      In the Czech Republic, we operate two majority-owned subsidiaries, Tesla and Terosil. These subsidiaries are publicly traded Czech companies in which we directly own 81.6% and 75.6% equity interests as of December 31, 2002, respectively. Tesla operates an integrated front-end manufacturing and back-end assembly facility while Terosil manufactures raw wafers that are used by a number of our facilities. We purchased 95%, 88% and 77% of the total output of Terosil in 2002, 2001 and 2000, respectively, and purchased the entire output of Tesla for all three years. In 2001, we entered into new seven-year agreements with Terosil and Tesla where we provide both subsidiaries with forecasted needs on a quarterly basis with minimum commitments limited to our forecasted demand within thirty days from the start of production.

      In Leshan, China, we operate a joint venture, Leshan-Phoenix Semiconductor Company Ltd. (“Leshan”), which operates a back-end manufacturing facility. We own a majority of the outstanding equity interests of the Leshan joint venture. The other shareholder is a Chinese state owned enterprise named Leshan Radio Company Ltd. Due to certain rights held by this minority shareholder, we do not exercise control over this entity normally commensurate with majority ownership and therefore, account for it using the equity method. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. These requests represent a purchase commitment by the respective shareholders of the Leshan joint venture; provided, however, that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity), in lieu of the commitment. We committed to purchase 85%, 81% and 86% of Leshan’s production capacity in 2002, 2001 and 2000, respectively, and are currently committed to purchase 82% of Leshan’s expected production capacity in 2003. In 2002, 2001 and 2000, respectively, we purchased 76%, 43% and 91% of Leshan’s production. Because we purchased less than our committed amounts in 2002 and 2001, we incurred $1.5 million and $6.4 million in underutilization charges, respectively.

      We provide forecasted needs to Leshan on a periodic basis, an approximate six-month cycle, which are used to establish pricing over the forecasted period, and, as described above, we are responsible for underutilized capacity cost due to variations from our forecasted needs. As part of our manufacturing agreements with Leshan, we supply them with die used in the production process. Sales of die to Leshan are not recorded as revenue due to the related party nature of the transactions. As of December 31, 2002, we had accounts receivable and accounts payable of $9.6 million and $10.2 million, respectively, related to manufacturing activity with Leshan.

      The Leshan joint venture is one of our lowest cost providers and we anticipate any future expansion plans will include this facility, including the previously announced start of construction in August 2002 of a 6-inch wafer fabrication facility at Leshan. In June 2002, we obtained approval from the Chinese government for the Leshan joint venture to invest up to $231 million for semiconductor operations, which is in addition to the $278 million originally approved. At December 31, 2002 our total investment in and advances to this joint venture was $99.3 million, including loans of $63.3 million.

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

      We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. These contract manufacturers, including ASAT, Amkor, PSI, AIT, ASE, Hynix, Liteon, Chartered and Phenitec, accounted for approximately 30%, 31% and 40% of our cost of sales in 2002, 2001 and 2000, respectively. These reductions in the use of third-party contractors were part of our efforts to improve internal capacity utilization under our manufacturing rationalization plan.

Sales, Marketing and Distribution

      As of December 31, 2002, our global sales and marketing organization consists of approximately 410 professionals operating out of approximately 50 offices and serving customers in 39 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. Pursuant to our restructuring programs, we have downsized our sales force by approximately 230 employees, closed approximately 20 of our sales offices and, in some regions, converted sales personnel to sales representatives. In addition, we have centralized and relocated our order entry functions to low cost locations. As a result of additional cost cutting measures announced in the fourth quarter of 2002, we expect further downsizing. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Restructuring and Other Charges” of the notes to our audited consolidated financial statements, in each case as included elsewhere in this report).

      Motorola agreed to provide us with worldwide shipping and freight services for a period of up to three years following our 1999 recapitalization. This resulted in better prices than we could obtain from third parties.

Cost increases resulting from the termination of the shipping and freight service agreement in July 2002 were estimated to be approximately $11 million in 2002 as compared to 2001.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

      We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets, and other intellectual property directly related to and important to our business. In connection with our recapitalization, Motorola assigned, licensed, or sublicensed, as the case may be, to us certain intellectual property to support and continue the operation of our business. As of February 10, 2003, we had approximately 450 U.S. and foreign patents and approximately 160 patent applications pending worldwide. Our patents have expiration dates ranging from 2003 to 2021. None of our patents that expire in the near future materially affect our business. Additionally, we hold more than 215 U.S. and foreign trademarks and applications. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

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

Seasonality

      Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, over the past three years, various events have disrupted this pattern. In the fourth quarter of 2000, and throughout 2001, revenues declined due to slowing demand in the semiconductor market and the general economic decline. In 2002, revenues were relatively flat and at this time, it is unclear when the semiconductor industry is going to return to its seasonal trends.

Backlog

      Our trade sales are made primarily pursuant to standard purchase orders that are booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and our estimates of orders based on customer forecasts, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. During 2002, our backlog at the beginning of each quarter represented between 74% and 87% of actual revenues during such quarter. Our backlog has increased from $199 million as of December 31, 2001 to $211 million as of December 31, 2002.

      In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

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

Competition

      The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, application-specific integrated circuits and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. (See “Risk Factors — Competition in our industry could prevent us from maintaining our revenues and from raising prices to offset increases in costs” elsewhere in this report.)

      We compete with respect to power management and standard analog products, standard components, MOS power devices and high frequency clock and data management products in the following manner:

Power Management and Standard Analog product line

      The principal methods of competition in this product line are new product innovation, technical performance, quality, service and price. Our competitive strengths in this product line are our strong technology and design resources, our industry recognition in applications, such as automotive, and our market share in this segment. Our significant competitors in this market include Texas Instruments, ST Microelectronics, Linear Technology, National Semiconductor, and Fairchild Semiconductor. Several of these competitors are larger in scale and size, have substantially greater financial and other resources than us with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. Our weak presence in the Japanese market presents a competitive challenge to us as it reduces our revenue stream and market share.

Standard Components product line

      The principal methods of competition in this product line are price, technical performance, quality and service. Our competitive strengths in this product line are the breadth of our portfolio, our low cost manufacturing capability, our global market presence and our ability to service broad application market segments. The strong acceptance of ON’s MicroIntegrationTM capability (with ability to integrate both active and passive components in multi-chip or monolithic approaches) into various applications in our existing markets is an additional competitive strength in this product line. Our significant competitors in this market include Fairchild Semiconductor, Philips, Rohm, ST Microelectronics, Texas Instruments, and Toshiba. Many of these competitors are larger in scale and size, have substantially greater financial and other resources than us with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. Our weak presence in the Japanese market presents a competitive challenge to us as it reduces our revenue stream and market share. Due to the high commodity nature of the standard component market, these products have a higher susceptibility to downward price pressure in market downturns.

MOS Power Devices product line

      The principal methods of competition in this product line are new product innovation, technical performance, price, quality and service. Our competitive strengths in this product line are our strong presence in areas such as IGBT’s and low voltage planar technology, our broad product offering and our low cost manufacturing capability. Our significant competitors in this market include Fairchild, International Rectifier, and Vishay. Some of these competitors are larger in scale and size, have substantially greater financial and other resources than us with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. Our weak presence in the Japanese market presents a competitive challenge to us as it reduces our revenue stream and market share.

High Frequency Clock and Data Management product line

      The principal methods of competition in this product line are new product innovation, technical performance, quality, service and price. Our competitive strengths in this product line are our leading market share as the number one supplier and the utilization of our existing products in advance high speed technology, such as Silicon Germanium. Our significant competitors in this market include Micrel, Semtech, and Motorola. Although we have a dominant share in this market, the total potential revenue has been reduced commensurate with the downturn in the networking, telecommunications and automated test equipment market segments, which currently drive the applications for this product.

Research and Development

      Company-sponsored research and development costs in 2002, 2001 and 2000 were $67.9 million (6.3% of total revenues), $80.9 million (6.7% of total revenues) and $69.2 million (3.3% of total revenues), respectively. The increase between 2000 and 2001 resulted primarily from increased spending on new product development. The primary emphasis of our new product development efforts is on power management and standard analog and high frequency clock and data management solutions, the highest margin product lines within our portfolio, with 80% of our overall research and development investments currently targeted in these areas. Since our IPO in May 2000, we have introduced over 850 new products, and the portion of our revenue attributable to new products has increased over the last three years. Our target for research and development expenditures is 6% of revenues in 2003.

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

      Our manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our recapitalization, Motorola has retained responsibility for this contamination, and has agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

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

Employees

      As of December 31, 2002, we employed approximately 9,570 worldwide, consisting of approximately 7,820 people employed directly and approximately 1,750 people employed through our joint venture in Leshan, China, most of whom are engaged in manufacturing services. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as works councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law. Of the total number of our employees (including our joint venture in Leshan, China) as of December 31, 2002, approximately 8,230 were engaged in manufacturing and information services, approximately 410 were engaged in our sales and marketing organization and in customer service, approximately 460 were engaged in administration and approximately 470 were engaged in research and development.

Executive Officers of the Registrant

      See Part III, Item 10 of this report for information concerning executive officers.

Geographical Information

      For certain geographic operating information, see Note 20, “Segment Information” of the notes to our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, in each case, as included elsewhere in this report. For information regarding the risks associated with our foreign operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — “Our international operations subject us to risks inherent in doing business on a international level that could adversely impact our results of operations” elsewhere in this report.

Website Access to Information

      We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports available, free of charge, on the “Investor Relations” section of our Internet website at http://www.onsemi.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the Securities and Exchange Commission.

Item 2.	Properties

      In the United States, our corporate headquarters as well as manufacturing, research and development and warehouse operations are located in approximately 1.8 million square feet of space in properties that we own in Phoenix, Arizona and East Greenwich, Rhode Island. We also lease properties around the world for use for sales offices, research and development labs, warehouses, logistic centers and trading offices. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations including Canada, France, Japan, Singapore and Taiwan, as well as in Alabama, Indiana, Arizona, and Pennsylvania in the United States. We own our manufacturing facilities in the United States, Japan, Malaysia, Mexico, the Philippines, Slovakia and through our majority owned subsidiaries in the Czech Republic. These facilities are primarily manufacturing operations, but also include office, utility, laboratory, facilities, warehouse and unused space. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and unused space. The Guadalajara, Mexico site is currently on the market for sale and, as discussed above in this report, we have ceased manufacturing operations at this site in the second quarter of 2002.

      As part of our Recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting to us options to purchase or to lease the subsurface rights of the land. Motorola leases approximately 70,000 square feet of space at our Phoenix facility pursuant to an agreement that expires in June 2003. Motorola ceased manufacturing at our Phoenix facility during 2002 and substantially removed their equipment, material and personnel from the site as of December 31, 2002.

      We believe that our facilities around the world, whether owned or leased, are well maintained. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

      We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries to secure our senior bank facilities, first lien secured notes, and second lien secured notes.

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

      During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our current and former officers, current directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against us have all been transferred to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

      Accordingly, on July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of our individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against us under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to us and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

      See “Government Regulations” in Item 1 above of this report for information on environmental matters.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol ONNN. Subsequent to our initial public offering, our common stock began trading on April 28, 2000 on the Nasdaq National Market. From April 28, 2000 to October 24, 2002 our common stock traded on the Nasdaq National Market. Effective October 25, 2002, our common stock was transferred to, and began trading on, the Nasdaq SmallCap Market. The following table sets forth the quarterly high and low sale prices for our common stock as reported by the Nasdaq SmallCap Market or Nasdaq National Market, as applicable, for 2002 and 2001:

Range of Sales Price

	High	Low

2002
First Quarter	$4.2000	$2.2500
Second Quarter	$5.9900	$1.6000
Third Quarter	$2.8100	$1.1600
Fourth Quarter	$2.6200	$0.9100

2001
First Quarter	$8.7500	$4.5938
Second Quarter	$8.0000	$3.9375
Third Quarter	$5.0000	$1.6500
Fourth Quarter	$2.6500	$1.1200

      As of March 7, 2003, there were approximately 235 record holders of our common stock and 176,448,234 shares of common stock outstanding.

      We have neither declared nor paid any cash dividends on our common stock since our initial public offering, and we do not presently intend to do so. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors. Each of our senior bank facilities, senior secured first lien notes, senior secured second lien notes, senior subordinated notes and Series A Cumulative Convertible Redeemable Preferred Stock restricts our ability to pay cash dividends to our common stockholders.

Equity Compensation Plan Table

      See Part III, Item 12 of this report for information regarding our current equity compensation plans as of December 31, 2002.

Item 6.	Selected Financial Data

      The following table sets forth our selected financial data for the periods indicated. We derived the statement of operations data set forth below for the years ended December 31, 2002, 2001 and 2000 and the period from August 4, 1999 through December 31, 1999, and the balance sheet data for December 31, 2002, 2001, 2000 and 1999, from our audited post-Recapitalization consolidated financial statements. We derived the statement of operations data set forth below for the year ended December 31, 1998 and the period from January 1, 1999 through August 3, 1999, and balance sheet data as of December 31, 1998 from our audited pre-Recapitalization combined financial statements. You should read this information in conjunction with

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Post-Recapitalization				Pre-Recapitalization

				August 4,	January 1,
				1999	1999
	Year Ended December 31,			through	through	Year Ended
				December 31,	August 3,	December 31,
	2002	2001	2000	1999	1999	1998

	(In millions, except per share data)
Statement of Operations data:
Total revenues	$1,084.5	$1,214.6	$2,073.9	$798.7	$986.4	$1,657.6
Write-off of acquired in-process research and development(1)	—	—	26.9	—	—	—
Restructuring and other (2)	27.7	150.4	4.8	3.7	—	189.8
Extraordinary loss on debt prepayment(3)	(6.5)	—	(17.5)	—	—	—
Cumulative effect of accounting change(4)	—	(116.4)	—	—	—	—
Revenues less direct and allocated expenses(5)	n/a	n/a	n/a	n/a	104.8	(136.3)
Net income (loss) (5)	(141.9)	(831.4)	71.1	29.8	n/a	n/a
Diluted earnings per common share(6)	$(0.86)	$(4.88)	$0.38	$0.13

	December 31,
					December 31,
	2002	2001	2000	1999	1998

Balance Sheet data:
Total assets	$1,203.1	$1,360.4	$2,023.0	$1,616.8	$840.7
Long-term debt, less current portion(7)	1,393.9	1,374.5	1,252.7	1,295.3	—
Redeemable preferred stock(8)	110.1	101.6	—	219.6	—
Stockholders’ equity(deficit)/business equity(9)	(662.1)	(517.4)	337.7	(247.7)	681.0

(1)	The write-off of acquired in-process research and development relates to our April 2000 acquisition of Cherry Semiconductor Corporation, and is presented net of tax.

(2)	Restructuring and other include charges related to the worldwide profitability enhancement programs, fixed asset write-offs in connection with these programs, and a $12.4 million gain in 2002 associated with the settlement of various contractual issues with Motorola.

(3)	In 2002, the charge represents the write-off of deferred debt issuance costs in connection with the prepayment of a portion of our senior bank facilities. In 2000, the charge relates to repayment penalties, redemption premiums and the write-off of deferred debt issuance costs in connection with the repayment of a portion of our senior subordinated notes from a portion of the proceeds of our initial public offering of common stock.

(4)	Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and the related gross profit on sales to distributors is now deferred until the distributor resells the product to the end user. The cumulative effect of this accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of taxes).

(5)	Prior to our recapitalization, cost of sales, research and development expenses, selling and marketing expenses, general and administrative expenses and interest expense included amounts allocated to us by Motorola. In addition, Motorola did not allocate income tax expense to us. Net income (loss) for the pre-recapitalization periods are not provided as they do not represent meaningful amounts for comparative purposes. The net loss for 2001 includes a charge of $366.8 million to establish a valuation allowance for a portion of our deferred tax assets.

(6)	Diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000 and the period from August 4, 1999 to December 31, 1999 are calculated by deducting dividends on our redeemable preferred stock of $8.5 million, $2.4 million, $8.8 million and $10.6 million, respectively, and the accretion of the beneficial conversion feature on redeemable preferred stock of $13.1 million in 2001 from net income for such periods and then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods.

(7)	It is not meaningful to show long-term debt, less the current portion for the pre-recapitalization periods because Motorola’s cash management system was not designed to track centralized cash and related financing transactions to the specific cash requirements of our business.

(8)	The redeemable preferred stock outstanding at December 31, 1999 was issued to an affiliate of Texas Pacific Group and to Motorola in connection with our August 1999 recapitalization and redeemed in full with a portion of the proceeds from our initial public offering of common stock in May 2000. The redeemable preferred stock outstanding at December 31, 2001 was issued to an affiliate of Texas Pacific Group in September 2001.

(9)	For the pre-recapitalization periods, business equity represented Motorola’s ownership interest in our net assets. All cash transactions, accounts receivable, accounts payable in the United States, other allocations and intercompany transactions were reflected in this amount. For periods subsequent to our Recapitalization, our stockholders’ equity (deficit) consisted of our common stock, paid-in-capital, accumulated other comprehensive income (loss) and accumulated deficit.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in “Trends, Risks and Uncertainties” in this Form 10-K.

Recent Developments

      The following section highlights significant recent developments in our marketplace, our financial performance and our liquidity and capital structure. However, this section presents summary information only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

     Semiconductor Market Performance

      The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market for the last three years:

			Total
	Total Worldwide		Addressable
	Semiconductor		Market
Year Ended December 31,	Industry Sales(1)	% Change	Sales(1),(2)	% Change

	(in billions)		(in billions)
2000	$204.4		$29.7
2001	$139.0	(32.0)%	$20.9	(29.6)%
2002	$140.7	1.2%	$21.7 (3)	3.8%

(1)	Based on shipment information published by World Semiconductor Trade Statistics (“WSTS”), an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies — Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises their information. We assume no obligation to update such information.

(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, RF and microwave power transistors/ modules, RF and microwave diodes, RF and microwave SS transistors, power FET modules, IGBT modules and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); and (c) standard logic products (general purpose logic and MOS general purpose logic only). Although we categorize our products as power and data management semiconductors and standard semiconductor components, WSTS uses different product categories.

(3)	We no longer participate in certain product categories in which we participated in 2002 and, accordingly, we will not include these product categories when determining our total addressable market in the future. If such product categories had been excluded from our total addressable market in 2002, sales in our total addressable market in 2002 would have been $20.3 billion as compared to $21.7 billion.

      Worldwide semiconductor market sales were $140.7 billion in 2002, including sales in our total addressable market of approximately $21.7 billion. In 2002, industry sales and sales in our total addressable market increased 1.2% and 3.8%, respectively, as compared to 2001. The industry is cyclical, and from 2000 to 2001 industry sales and sales in our total addressable market declined 32.0% from $204.4 billion to $139.0 billion and 29.6% from $29.7 billion to $20.9 billion, respectively. The foregoing information is based on information published by WSTS. The year 2001 was the worst single year downturn in industry history and was driven both by reduced volumes and lower average selling prices resulting from an inventory overbuild as well as excess semiconductor manufacturing capacity. This is in contrast to 2000, when industry sales and sales in our total addressable market grew 37% and 31%, respectively. Although semiconductor demand began to improve in 2002, it is uncertain when any meaningful recovery will occur. Current market conditions are characterized by excess capacity, short lead times and significant pricing pressures, particularly in a number of product lines in which we participate.

     ON Financial Performance

      Revenues

      The following table sets forth our total revenues for 2000 through 2002:

Year Ended December 31,	Total Revenues(1)	% Change

	(In millions)
2000	$1,958.7
2001	$1,214.6	(38.0)%
2002	$1,084.5	(10.7)%

(1)	Revenues for the year ended December 31, 2000 are pro forma to reflect what our total revenues would have been had the change in distributor revenue recognition methods implemented effective January 1, 2001 been applied retroactively. (See Note 4 “Accounting Changes” of the notes to our audited consolidated financial statements and “— Other Significant Events — Accounting Changes,” in each case included elsewhere in this report.) We believe this presentation is useful to investors in comparing historical results and this presentation is used by our management in making historical comparisons.

      Our total revenues declined 38.0% in 2001 from 2000 while total sales in our total addressable market declined 29.6% during the same period. During that period, revenues from our high frequency clock and data management business declined $177.4 million, or 60.0%, and foundry services provided to Motorola decreased $53.5 million. Our total revenues declined 10.7% in 2002 from 2001 while total sales in our total addressable market increased by 3.8% during the same period. During this period, revenues from our high frequency clock and data management business declined further, foundry services provided to Motorola were reduced by $6.8 million, production of certain products was discontinued and certain low margin opportunities were not pursued.

     Profitability Enhancement Programs

      In order to better align our cost structure with our revenues, we initiated profitability enhancement programs in the fourth quarter of 2000 and in the fourth quarter of 2002. The principal elements of these programs are a manufacturing rationalization plan, a reduction of non-manufacturing personnel and other cost controls.

      The elements of the 2000 plan that we commenced in June 2001 were completed in the fourth quarter of 2002 and resulted in $365 million of annualized cost savings, based on a comparison of our cost structure during the first quarter of 2001 to our cost structure during the third quarter of 2002. We expect the 2002 plan to be completed by the end of 2003 and to result in an estimated $80 million of cost savings in 2003 and an estimated $125 million of annual cost savings thereafter, in both cases as compared to our cost structure during the third quarter of 2002. Savings from these plans include reduced employee costs resulting from staff reductions, reduced depreciation expense resulting from asset impairments and other cost savings resulting from the transfer of certain manufacturing and administrative functions to lower cost regions, renegotiation of service and supply contracts, and other actions taken to improve our manufacturing efficiency.

      The following table summarizes the annual cost savings from the 2000 plan by type and by the applicable caption contained in our consolidated statement of operations (in millions):

	Reduced		Other
	Employee	Reduced	Cost
	Costs	Depreciation	Savings	Total

Cost of sales	$75	$14	$166	$255
Research and development	22	—	1	23
Sales and marketing	18	—	16	34
General and administrative	20	1	32	53

	$135	$15	$215	$365

      The following table summarizes the estimated annual cost savings from the 2002 plan that we expect annually following 2003 by type of cost and by the applicable caption contained in our consolidated statement of operations (in millions):

	Reduced	Other
	Employee	Cost
	Costs	Savings	Total

Cost of sales	$19	$93	$112
Research and development	—	—	—
Sales and marketing	4	—	4
General and administrative	7	2	9

	$30	$95	$125

      Manufacturing Rationalization Plan. To create operating leverage and efficiencies and to accelerate our ongoing transformation into a leading low cost producer, we have implemented and continue to implement manufacturing cost saving initiatives such as the closure of some of our plants, the relocation or outsourcing of operations to take advantage of lower cost labor markets, the consolidation of other operations, the transfer of some of our external supply to internal operations and the rationalization of our product portfolio. This plan included, among other actions, phasing out manufacturing operations at our Guadalajara, Mexico facility and transferring some of the manufacturing activities performed at our Aizu, Japan and Seremban, Malaysia facilities to some of our other facilities or to third party contractors.

      In many cases, the volume from closed operations has been or is being shifted to our existing facilities in order to improve capacity utilization. Facility closures and production shifts have resulted in some reductions in our manufacturing capacity, but we do not expect these reductions to affect our ability to meet our foreseeable production needs. As part of our 2000 plan described above, we completed manufacturing rationalization actions resulting in a reduction of our manufacturing workforce by 27% from approximately 8,950 employees, as of December 31, 2000, to approximately 6,500 employees, as of December 31, 2002 and annualized cost savings of approximately $255 million as compared to our cost structure in the first quarter of 2001. As part of our 2002 plan described above, we expect to complete further manufacturing rationalization actions by the fourth quarter of 2003. By December 31, 2003, we expect to generate annualized cost savings of approximately $112 million as a result of these actions, including approximately $67 million in respect of reduced wages and overhead for staff reductions and shifting manufacturing to lower cost regions, $25 million of reductions in materials costs and $20 million in manufacturing process improvements, as compared to our cost structure in the third quarter of 2002.

      Reducing Non-Manufacturing Personnel and Implementing Other Cost Controls. As part of our 2000 plan described above, we reduced selling, administrative and research and development personnel from approximately 1,800, as of June 1, 2001, to approximately 1,340, as of December 31, 2002. Approximately 41% of the employees involved in this reduction were in sales or marketing-related positions, approximately 40% were salaried employees in administrative or managerial positions and 19% were employees in research and development positions. As of September 27, 2002, we had achieved annualized cost savings of approximately $110 million starting in the fourth quarter of 2002 as compared to our cost structure in the first quarter of 2001 as a result of these non-manufacturing personnel reductions and other cost controls. As part of our 2002 plan described above, we expect to further reduce selling and administrative personnel by 180 employees by the fourth quarter of 2003. By December 31, 2003, we expect to generate annualized cost savings of approximately $13 million as a result of these actions. In connection with these reductions, we have adopted a more efficient hybrid sales force structure that combines direct sales personnel with sales representatives.

      The employee figures above exclude employees of our joint venture in Leshan, China.

     Outlook

      We expect the near term market to continue to be challenging but beginning to recover in the latter half of 2003 resulting in a 4% to 5% increase in total revenues for the year. To increase our market share in the markets we serve, we have launched several initiatives to identify new customers and new opportunities within our existing customer base in selected product areas. In addition, we have plans to accelerate our new product design in programs worldwide. We expect that our gross margins will exceed 30% per quarter by the end of the year assuming, among other things, the successful launch of new products and market share improvements. Our research and development expenses should be approximately 6% of total revenues in 2003; our sales and marketing expenses should be approximately 5% of total revenues in 2003; and, our general and administrative expenses should sequentially decline until these expenses reach approximately 6% of total revenues in the fourth quarter of 2003. We plan to record a tax provision of $3 million per quarter in 2003. Given these and certain other expectations, we continue to expect to have positive earnings per share in the fourth quarter of 2003. See “Trends, Risks and Uncertainties” elsewhere in this report.

     Liquidity and Capital Structure

     Cash Position and Capital Expenditures

      Cash flows changed significantly in 2002 as compared to 2001. Although our cash balance at December 31, 2002 increased by only $2.6 million as compared to December 31, 2001, cash flows provided by operating activities were $30.6 million in 2002, a $167.9 million improvement from the net cash usage of $137.3 million in 2001. This increase was primarily the result of reduced costs resulting from the restructuring programs and reduced restructuring payments in 2002. We have, as part of a targeted effort to improve our liquidity, also reduced our capital expenditures from $198.8 million in 2000 to $117.9 million in 2001 and $26.5 million in 2002. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures are expected to increase to approximately $50-$60 million in 2003.

     Debt Refinancing

      During 2002 and the first quarter of 2003, we refinanced a portion of our senior bank facilities through the issuance of $300.0 million principal amount of our second lien senior secured notes due 2008 and $200 million principal amount of our first lien senior secured notes due 2010. The net proceeds from these two transactions were used to prepay a portion of our senior bank facilities. In connection with the issuance of the first lien senior secured notes, we amended our senior bank facilities to provide us additional financial flexibility by removing the requirement that we maintain certain minimum interest expense coverage ratios and that we do not exceed certain maximum leverage ratios, and by reducing to $140.0 million our minimum EBITDA requirement for any four consecutive fiscal quarters. While we also reduced our permitted capital expenditures to $100.0 million per year (subject to certain increases for improved financial performance and carryovers from prior periods), we do not expect this reduction to have a significant impact on our operating plans or financial performance. As a result of these refinancings we have extended our debt maturities. Assuming the first lien senior secured notes had been issued as of December 31, 2002, our total debt as of such date would amortize in the annual amounts shown below (in millions):

	Actual				Actual
	Maturities	2002 Activity			Maturities		Maturities
	as of				as of		as Adjusted
	December 31,			2002*	December 31,	2003**	December 31,
	2001	Additions	Repayments	Refinancing	2002	Refinancing	2002

2002	12.4		(9.6)	(2.8)	—		—
2003	13.8			(4.5)	9.3	(7.5)	1.8
2004	18.3			(6.5)	11.8	(5.8)	6.0
2005	290.1			(53.2)	236.9	(81.1)	155.8
2006	412.3			(131.4)	280.9	(86.4)	194.5
2007	258.8			(82.0)	176.8	—	176.8
Thereafter	381.2	13.1		293.2	687.5	190.8	878.3

	1,386.9	13.1	(9.6)	12.8	1,403.2	10.0	1,413.2

*	Relates to impact on debt maturities resulting from the May 2002 issuance of the second lien senior secured notes due 2008 and prepayment of amounts outstanding under our senior bank facilities.

**	Relates to impact on debt maturities resulting from the March 2003 issuance of the first-lien senior secured notes due 2010 and prepayment of amounts outstanding under our senior bank facilities.

      Because the effective interest rates on the first lien and second lien senior secured notes, which are fixed, are considerably higher than those that currently apply to our senior bank facilities, which are floating, our interest expense will increase as a result of these refinancings. At current rates that apply to our senior bank facilities, we expect net interest expense to be approximately $150 million in 2003.

Other Significant Events

Accounting Changes

      Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, we reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. Goodwill amortization expense totaled $10.6 million in 2001.

      SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of a reporting unit with the related carrying amount including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

      Our goodwill at January 1, 2002 totaled $77.3 million and relates to the April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”). As a result of the adoption of SFAS No. 142, we discontinued amortization of the Cherry goodwill at the beginning of 2002.

      During the first quarter of 2002, we identified our various reporting units, which correspond with our four product lines, and allocated its assets and liabilities to such reporting units. The goodwill relating to the Cherry acquisition was specifically identified with and included in our Power Management and Standard Analog reporting unit. During the second quarter of 2002, we completed the first step of its transitional goodwill impairment test and determined that the estimated fair value of the Power Management and Standard Analog reporting unit as of January 1, 2002 exceeded the reporting unit’s carrying amount by a substantial amount. As a result, an impairment of the Cherry goodwill as of that date was not indicated and completion of the second step test was not required. We updated our goodwill impairment analysis during the fourth quarter of 2002 and determined that a related impairment did not exist.

      As mentioned below in “Critical Accounting Policies,” effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. We believe that this change better aligns reported results with, focuses us on, and allows investors to better understand end user demand for the products that we sell through distributors. Our new revenue recognition policy is commonly used in the semiconductor industry. The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million, or $0.67 per share, net of income taxes). The accounting change resulted in an increase in revenues of $116.6 million and a decrease in our net loss before cumulative effect of accounting change of $53.1 million, or $0.30 per share, for the year ended December 31, 2001.

      Also effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. Our interest rate swaps in effect at January 1, 2001 were designated as cash flow hedges, were measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon adoption of SFAS No. 133, we recorded an after-tax charge of $3.4 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consisted of a $2.1 million adjustment to record our interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million pretax deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities, both before income taxes of approximately $2.2 million.

      In addition to hedging a portion of our interest rate exposure, we use forward foreign currency contracts to reduce our overall exposure to the effects of foreign currency fluctuations on our results of operations and cash flows. The fair value of these derivative instruments are recorded as assets or liabilities with gains and losses offsetting the gains and losses on the underlying assets or liabilities. The adoption of SFAS No. 133 did not impact our accounting and reporting for these derivative instruments.

Acquisition

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

      The Cherry acquisition was accounted for using the purchase method of accounting and, as a result, the purchase price and related costs were allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on management estimates as follows (in millions):

Fair value of tangible net assets	$71.3
Developed technology	59.3
In-process research and development	26.9
Assembled workforce	10.0
Excess of purchase price over estimated fair value of net assets acquired (goodwill)	85.7

$253.2

      Developed technology is being amortized on a straight-line basis over an estimated useful life of five years. Goodwill was being amortized on a straight-line basis over an estimated useful life of ten years; however, as mentioned previously, such amortization was discontinued upon the adoption of SFAS No. 142. Additionally, assembled workforce was being amortized over an estimated useful life of five years. Assembled workforce does not meet the SFAS No. 141 requirements as an intangible asset apart from goodwill. Accordingly, upon adoption of SFAS No. 142, we reclassified the unamortized balance of assembled workforce to goodwill and the related amortization was discontinued.

      The fair value of the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made in using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of the acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a stand-alone basis. Operating margins were based on cost of goods sold and selling, general and administrative expenses as a percentage of revenues. All projected revenue and cost information was based on historical results and trends and did not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from the acquired in-process research and development was 20%, which was derived from a weighted average cost of capital analysis adjusted upward to reflect additional risks inherent in the development life cycle.

      At the date of acquisition, the in-process research and development consisted of sixty-five projects that had not yet reached technological feasibility and for which no alternative future uses had been identified. Accordingly, these costs were expensed as of the acquisition date. Such projects were approximately 70% to 80% complete at the date of the acquisition. The estimated cost to complete these projects at that date was approximately $4.1 million. Of the sixty-five projects in process at the date of acquisition, we completed thirty-one projects, abandoned twenty-nine projects and are in the process of completing the remaining five projects, which have an estimated completion cost of $0.5 million. Subsequent to the acquisition date, we experienced an industry downturn that required us to scale back research and development activities. Due to the decline in product demand subsequent to the acquisition, 2002 revenues associated with the completed projects were approximately $12.5 million, or 30% of the amount originally forecasted for all acquired in-process research and development projects at the date of acquisition.

Critical Accounting Policies

      The accompanying discussion and analysis of our financial condition and results of operation is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 3 “Significant Accounting Policies” of the

notes to our audited consolidated financial statements included elsewhere in this report contain a detailed summary of our significant accounting policies. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

      Revenue. We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers, and distributors. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances.

      Prior to January 1, 2001, we recognized revenue on distributor sales when title passed to the distributor. Provisions were recorded at that time for estimated sales returns as well as for other related sales costs and allowances. Effective January 1, 2001, we changed our revenue recognition policy for distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change eliminated the need to provide for estimated sales returns from distributors. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

      We believe that this change better aligns our reported results with, focuses us on, and enables investors to better understand, end user demand for the products we sell through distribution as our revenue is not influenced by our distributors’ stocking decisions.

      Inventories. We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior twelve months. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the vast majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material.

      Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, we established a valuation allowance for the majority of our deferred tax assets and throughout 2002, we have not recognized any incremental deferred tax benefits. We monitor our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance on an ongoing basis.

      Impairment of Long-Lived Assets. We periodically evaluate the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests.

      Goodwill and Other Intangibles. We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Results of Operations

      The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements. The pro forma column for 2000 reflects our results as if the change in distributor revenue recognition discussed above had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations. We believe this presentation is useful to investors in comparing historical results and this presentation is used by our management in making historical comparisons. The amounts in the following table are in millions.

	Year Ended December 31,

			2000

	2002	2001	As Reported	Pro Forma

Total revenues	$1,084.5	$1,214.6	$2,073.9	$1,958.7
Cost of sales	799.0	1,000.0	1,355.0	1,293.5

Gross profit	285.5	214.6	718.9	665.2

Operating expenses:
Research and development	67.9	80.9	69.2	69.2
Selling and marketing	61.2	74.8	100.1	100.1
General and administrative	102.1	130.9	233.4	233.4
Amortization of goodwill and other intangibles	11.9	22.6	16.8	16.8
Write-off of acquired in-process research and development	—	—	26.9	26.9
Restructuring and other	27.7	150.4	4.8	4.8

Total operating expenses	270.8	459.6	451.2	451.2

Operating income (loss)	14.7	(245.0)	267.7	214.0

Other income (expenses):
Interest expense, net	(145.2)	(133.5)	(131.2)	(131.2)
Equity in earnings of joint ventures	3.9	4.0	4.4	4.4
Gain on sale of investment in joint venture	—	3.1	—	—

Other income (expenses), net	(141.3)	(126.4)	(126.8)	(126.8)

	Year Ended December 31,

			2000

	2002	2001	As Reported	Pro Forma

Income (loss) before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(126.6)	(371.4)	140.9	87.2
Income tax provision	(8.8)	(345.7)	(50.1)	(36.7)
Minority interests	—	2.1	(2.2)	(2.2)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(135.4)	(715.0)	88.6	48.3
Extraordinary loss on debt prepayment, net of tax	(6.5)	—	(17.5)	(17.5)
Cumulative effect of accounting change, net of tax	—	(116.4)	—	—

Net income (loss)	$(141.9)	$(831.4)	$71.1	$30.8

      The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from our audited consolidated financial statements. The pro forma column for 2000 reflects our results as if the previously mentioned change in distributor revenue recognition had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations. We believe this presentation is useful to investors in comparing historical results and this presentation is used by our management in making historical comparisons. Certain amounts in the table may not sum due to the rounding of individual components.

	Year Ended December 31,

			2000

	2002	2001	As Reported	Pro Forma

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.7	82.3	65.3	66.0

Gross profit	26.3	17.7	34.7	34.0

Operating expenses:
Research and development	6.3	6.7	3.3	3.5
Selling and marketing	5.6	6.2	4.8	5.1
General and administrative	9.4	10.8	11.3	11.9
Amortization of goodwill and other intangibles	1.1	1.9	0.8	0.9
Write-off of acquired in-process research and development	—	—	1.3	1.4
Restructuring and other	2.6	12.4	0.2	0.2

Total operating expenses	25.0	37.8	21.8	23.0

Operating income (loss)	1.4	(20.2)	12.9	10.9
Other income (expenses):
Interest expense, net	(13.4)	(11.0)	(6.3)	(6.7)
Equity in earnings of joint ventures	0.4	0.3	0.2	0.2
Gain on sale of investment in joint venture	—	0.3	—	—

Other income (expenses), net	(13.0)	(10.4)	(6.1)	(6.5)

Income (loss) before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change	(11.7)	(30.6)	6.8	4.5
Income tax provision	(0.8)	(28.5)	(2.4)	(1.9)
Minority interests	—	0.2	(0.1)	(0.1)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(12.5)	(58.9)	4.3	2.5
Extraordinary loss on debt prepayment, net of tax	(0.6)	—	(0.8)	(0.9)
Cumulative effect of accounting change, net of tax	—	(9.6)	—	—

Net income (loss)	(13.1)%	(68.5)%	3.4%	1.6%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Total Revenues. Total revenues decreased $130.1 million, or 10.7%, to $1,084.5 million in 2002 from $1,214.6 million in 2001 due to declines in average selling prices of approximately 10% and a reduction of foundry revenues of approximately $7 million. The percentage of billings related to new products (defined as products introduced within the prior 36 months) increased in 2002 as compared to 2001. The revenues by product line for the years ended December 31, 2002 and 2001, respectively, are as follows (dollars in millions):

	Year Ended		Year Ended
	December 31,	As a %	December 31,	As a %	Dollar
	2002	Revenue(1)	2001	Revenue(1)	Change	% Change

Power Management and Standard Analog	$362.7	33.4%	$365.4	30.1%	$(2.7)	(0.7)%
MOS Power Devices	138.7	12.8%	146.7	12.1%	(8.0)	(5.5)%
High Frequency Clock and Data Management	72.0	6.6%	118.5	9.8%	(46.5)	(39.2)%
Standard Components	511.1	47.1%	584.0	48.1%	(72.9)	(12.5)%

Total Revenues	$1,084.5		$1,214.6		$(130.1)

(1)	Certain amounts may not total due to rounding of individual components

      On a percentage basis, the revenue decline has been the most pronounced in our high frequency clock and data management product line as unit demand from the networking and telecommunications end markets continued to decline. For our other product lines, we experienced an increase in unit demand in 2002; however, this was more than offset by decreases in average selling prices, resulting in total revenue declines in 2002.

      Approximately 37%, 44% and 19% of our revenues during 2002 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 40%, 38% and 22%, respectively, during 2001. The change from prior year reflects the continuing recovery of the Asia/ Pacific markets and our growth in the China market.

      Cost of Sales. Cost of sales for the year ended December 31, 2002 decreased $201.0 million, or 20.1%, to $799.0 million from $1,000.0 million in 2001. This decrease is attributable to $175.2 million of cost reduction activities and $34.9 million of lower provisions for excess inventories taken during 2002 as compared to 2001. As of the end of the third quarter of 2002, we completed actions to achieve an estimated $255 million of annual cost of sales savings as compared to our cost structure as of the first quarter of 2001. These cost savings were partially offset by an increase in freight expense of $11 million in the second half of 2002 as compared to the second half of 2001 due to the expiration of the freight sharing agreement with Motorola during 2002.

      Looking forward, we anticipate additional cost savings from our restructuring programs (see Recent Developments above). Although freight expense in 2003 is expected to increase as compared to 2002, since we benefited from the Motorola freight sharing agreement during the first half of 2002, we do not expect our freight cost structure in 2003 to significantly change from that of the last two quarters of 2002.

      Gross Profit. Gross profit (computed as total revenues less cost of sales) for the year ended December 31, 2002 increased $70.9 million, or 33.0%, to $285.5 million from $214.6 million in 2001. As a percentage of total revenues, gross margin increased to 26.3% during 2002 from 17.7% in 2001. To summarize the fluctuations described above, the increase in gross margin was attributable to cost improvements from restructuring efforts and lower provisions for excess inventories, offset by decreases in average selling prices and an increase in freight expense with the expiration of the freight sharing agreement with Motorola.

Operating expenses

      Research and Development. Research and development costs decreased $13.0 million, or 16.1%, to $67.9 million in 2002 compared with $80.9 million 2001, primarily as a result of aligning our operating costs with our revenues. As a percentage of revenues, research and development costs remained fairly consistent at 6.3% in 2002 as compared to 6.7% in 2001. Our target for research and development costs in 2003 is approximately 6% of total revenues as we continue to focus on new product development. The primary emphasis of our new product development efforts is in the expected high growth market applications of high frequency clock and data management and power management and standard analog solutions, with approximately 80% of our overall research and development investments focused in these areas. During 2002, we introduced 176 new products.

      Selling and Marketing. Selling and marketing expenses for the year ended December 31, 2002 decreased by $13.6 million, or 18.2%, to $61.2 million compared with $74.8 million in 2001. As a percentage of revenues, selling and marketing expenses for 2002 were 5.6% compared with 6.2% in 2001 with the decline attributable to our worldwide restructuring programs. Restructuring efforts in selling and marketing, including the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry functions to lower cost regions, were largely enacted during the second quarter of 2001. Selling and marketing expenses are targeted at approximately 5% of total revenues in 2003.

      General and Administrative. General and administrative expenses decreased by $28.8 million, or 22.0%, to $102.1 million from $130.9 million in 2001, as a result of personnel reductions of approximately 30% (as compared to 2001) and the relocation of functions to lower cost regions. As a percentage of revenues, these costs decreased to 9.4% in 2002 from 10.8% in 2001. We expect our general and administrative expenses to sequentially decline until these expenses reach approximately 6% of revenues in the fourth quarter of 2003.

      Amortization of Intangibles. Amortization of intangibles decreased $10.7 million to $11.9 million in 2002 from $22.6 million 2001, as a result of the adoption of SFAS 142 effective January 1, 2002, which eliminated the amortization of goodwill (see Note 3 “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report.)

      Restructuring and Other. Restructuring and other activity decreased $122.7 million to $27.7 million in 2002 from $150.4 million in 2001, as most of our restructuring activities were initiated in 2001. We have $19.5 million accrued in relation to the 2001 and 2002 programs and expect this amount to be paid over the next year. We expect that the savings from these programs will more than offset the expected payments in 2003.

      During 2002, we recorded charges of $35.2 million to cover costs associated with our worldwide profitability enhancement programs. The charges primarily relate to the consolidation of manufacturing, selling and administrative functions in the U.S. and Europe. The charges included $21.2 million to cover employee separation costs associated with the termination of approximately 451 employees, asset impairments of $9.4 million, and $4.6 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.2 million of non-cash charges associated primarily with the acceleration of vesting of stock options for terminated employees. As of December 31, 2002, the remaining liability relating to this restructuring was $16.6 million. As of December 31, 2002, approximately 100 employees have been terminated under this restructuring plan.

      During the second quarter of 2002, we reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million resulting in a related gain of $12.4 million (see Note 18 “Related Party Transactions” for further details of the Motorola settlement).

      In December 2002, we recorded a $4.9 million charge to cover costs associated with the separation of two of our executive officers. In connection with the separation, we reserved $2.0 million related to the cash portion of the related separation agreements. In addition, we agreed to modify the vesting and exercise period for a portion of the executives’ stock options. This modification resulted in a non-cash stock compensation charge of $2.9 million with an offsetting credit to additional paid-in capital.

      See Note 5 “Restructuring and Other” of the notes to our audited consolidated financial statements included elsewhere in this report for a further discussion of these charges.

      Interest Expense. Interest expense increased $11.7 million, or 8.8%, to $145.2 million for 2002 from $133.5 million in 2001. The higher interest expense was due to the increased supplemental interest charges of $4.9 million in 2002 as compared to 2001 resulting from the August 2001 amendments to our senior bank facilities. The higher interest expense in 2002 also reflects a full year of interest on the draw on our revolving credit facility that occurred in June 2001. Our weighted-average interest rate on long-term debt (including current maturities) was 10.9% per annum and 10.5% per annum in 2002 and 2001, respectively, computed by dividing total interest expense by our average month-end debt balances. At current rates that apply to our senior bank facilities, we expect net interest expense to be approximately $150.0 million in 2003.

      Equity in Earnings of Joint Ventures. Equity in earnings from our joint ventures remained relatively consistent, decreasing $0.1 million to $3.9 million in 2002 from $4.0 million in 2001.

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

      Income Tax Provision. We recognized an income tax provision of $8.8 million in 2002 compared with $345.7 in 2001. The 2002 provision related to income and withholding taxes of certain of our foreign operations. The 2001 amount was greatly influenced by our decision to limit the recognition of deferred tax benefits relating to our operating losses to the amount that could be recovered via carry-back. This decision resulted in an increase of $366.8 million in our valuation allowance established for our U.S. tax benefits. This was partially offset by deferred tax benefits recognized for certain operating losses incurred outside the U.S.

      Minority Interests. Minority interests represent the portion of the net loss of our two majority-owned Czech subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements. Losses experienced by these subsidiaries declined in 2002 as compared to 2001 as a result of improved capacity utilization; therefore the elimination of minority interests were $0 in 2002 compared to $2.1 million in 2001.

      Extraordinary Loss on Debt Prepayment. Extraordinary loss of $6.5 million in 2002 represents the write-off of debt issuance costs in connection with the debt refinancing that occurred in 2002.

Year Ended December 31, 2001 Compared to Pro Forma Year Ended December 31, 2000

      Total Revenues. Total revenues decreased $744.1 million, or 38.0%, to $1,214.6 million in 2001 from $1,958.7 million in 2000. The decrease occurred in all of our major product lines. Approximately 10% of this decrease was due to reductions in selling prices with the remaining 28% decline due to reduced volume and changes in our product mix. Foundry revenues, included in our standard components product line, decreased by $53.5 million to $8.2 million in 2001 from $61.7 million in 2000. Foundry revenues result from agreements made with Motorola during our separation and we expect that these revenues will continue to decline in the future.

      The revenues by product line for the year ended December 31, 2001 compared to the pro forma revenues by product line for the year ended December 31, 2000 are as follows (dollars in millions):

	Year Ended		Year Ended
	December 31,	As a %	December 31,	As a %	Dollar
	2001	Revenue(1)	2000	Revenue(1)	Change	% Change

Power Management and Standard Analog	$365.4	30.1%	$496.7	25.4%	(131.3)	(26.4)%
MOS Power	146.7	12.1%	212.1	10.8%	(65.4)	(30.8)%
High Frequency Clock and Data Management	118.5	9.8%	295.9	15.1%	(177.4)	(60.0)%
Standard Components	584.0	48.1%	954.0	48.7%	(370.0)	(38.8)%

Total Revenues	$1,214.6		$1,958.7		$(744.1)

(1)	Certain amounts may not total due to rounding of individual components

      As previously discussed, beginning in the last quarter of 2000 and continuing into 2001, we experienced slowing demand and pricing pressures for our products as customers delayed or cancelled bookings in order to manage their inventories in line with incoming business. However, during the third and fourth quarters of 2001, demand for our products began to show signs of stabilization as customer orders across all of our product lines were up from the second quarter of 2001. Beginning in the third quarter of 2001, our book-to-bill ratio increased to higher than 1.0 and increased further in the fourth quarter of 2001.

      Approximately 40%, 38% and 22% of our total revenues in 2001 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 47%, 33% and 20%, respectively, in 2000. The increase in the Asia/ Pacific region reflects our customers’ shift in production into that region.

      Cost of Sales. Cost of sales decreased $293.5 million, or 22.7%, to $1,000.0 million in 2001 from $1,293.5 million in 2000, as a result of decreased sales volume. Cost of sales as a percentage of revenues increased to 82.3% in 2001 from 66.0% in 2000 due to lower factory utilization coupled with increased provisions for excess and obsolete inventory, partially offset by cost savings resulting from our restructuring programs. The restructuring programs include the implementation of ongoing cost-saving initiatives to rationalize our product portfolio, close plants and relocate or outsource related operations to take advantage of lower-cost labor markets and make our manufacturing processes more efficient.

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

     Operating expenses

      Research and Development. Research and development costs increased $11.7 million, or 16.9%, to $80.9 million in 2001 from $69.2 million in 2000. As a percentage of total revenues, research and development costs increased to 6.7% in 2001 from 3.5% in 2000 because of decreased revenues accompanied by increased spending on new product development. The primary emphasis of our new product development is on power management and standard analog and high frequency clock and data management solutions, which are the highest margin and fastest potential growth product lines in our portfolio. We have targeted 80% of our overall research and development investment on these products. We are committed to increase our spending on new product development in order to stay competitive in our markets. During 2001, we introduced 344 new products.

      Selling and Marketing. Selling and marketing expenses decreased by $25.3 million, or 25.3%, to $74.8 million in 2001 from $100.1 million in 2000 as a result of our restructuring program. As a percentage of total revenues, however, these costs increased to 6.2% in 2001 from 5.1% in 2000 as a result of decreased total revenues that were only partially offset by cost savings resulting from our restructuring actions. These actions included the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry function to lower cost locations.

      General and Administrative. General and administrative expenses decreased by $102.5 million, or 43.9% to $130.9 million in 2001 from $233.4 million in 2000, as a result of cost reduction actions from our restructuring program. The major reductions were associated with personnel reductions, simplification of our overall corporate structure and regional infrastructure, elimination of some of our employee bonuses and lower use of consultants. As a percentage of total revenues, these costs decreased to 10.8% in 2001 from 11.9% in 2000.

      Write-off of Acquired In-process Research and Development. In 2000, we incurred a $26.9 million charge for the write-off of acquired in-process research and development resulting from the Cherry acquisition. No such charges were incurred in 2001.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $22.6 million in 2001 compared to $16.8 million in 2000. The amortization relates to the intangible assets that were acquired with Cherry in the second quarter of 2000, including amounts related to developed technology, assembled workforce and goodwill. In 2001, we had a full year of related amortization expenses as compared to only nine months of amortization in 2000.

      Restructuring and Other. During 2001, we recorded charges of $146.6 million to cover costs associated with our worldwide profitability enhancement programs. The charges relate to the consolidation of selling and administrative functions in the U.S. and Europe, phasing out manufacturing operations at our Guadalajara, Mexico facility, transferring certain manufacturing activities performed at our Aizu, Japan and Seremban, Malaysia facilities to other facilities we own or to third party contractors and consolidation of other operations. The charges included $80.4 million to cover employee separation costs associated with the termination of approximately 4,350 employees, asset impairments of $56.2 million and $10.0 million of other costs primarily related to facility closures and contract terminations. The asset impairments were charged directly against the related assets. Employee separation costs included $1.3 million of non-cash charges associated primarily with the acceleration of vesting of stock options for terminated employees and $7.4 million for additional pension charges related to terminated employees. As of December 31, 2001, the remaining liability relating to this restructuring was $19.8 million. As of December 31, 2001, approximately 3,500 employees have been terminated under this restructuring plan.

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

      See Note 5 “Restructuring and Other” of the notes to our audited consolidated financial statements included elsewhere in this report for a further discussion of our restructuring activity.

      Operating Income (Loss). Operating income (loss) decreased $459.0 million, or 214.5%, to a $245.0 million loss in 2001 from operating income of $214.0 million in 2000. This decrease was due to decreased gross profits resulting from reduced product revenues, lower factory utilization and inventory charges, increased research and development costs, increased amortization of goodwill and other intangibles and restructuring and other charges offset by reduced selling, marketing and general and administrative costs resulting from our restructuring actions and the lack of the acquired in-process research and development write-off which occurred in 2000. As a result of these efforts, we incurred restructuring and other charges of $150.4 million in 2001.

      Interest Expense. Interest expense increased $2.3 million, or 1.8%, to $133.5 million in 2001 from $131.2 million in 2000. The increase was due to interest related to the $125.0 million drawn on our revolving line of credit in May 2001 as well as increased interest rates related to the amendments to our senior bank facilities (See “Liquidity and Capital Resources” below and Note 9 “Long-term Debt” of Notes to Consolidated Financial Statements included elsewhere in this report). The increase in interest expense was partially offset by the redemption of a portion of the senior subordinated notes and prepayment of a portion of the loans outstanding under the senior bank facilities with the proceeds from our IPO during 2000.

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

      Minority Interests. Minority interests represent the portion of the net income (loss) of our two majority-owned Czech subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements. Minority interests in the subsidiaries’ losses (income) were $2.1 million in 2001 compared to ($2.2) million in 2000 due to lower capacity utilization during 2001.

      Income Tax Provision. The provision for income taxes increased in 2001 to $345.7 million from $36.7 million in 2000. During the fourth quarter of 2001, we recorded a $366.8 million income tax charge to establish a valuation allowance for the portion of our deferred tax assets for which it is more likely than not that the related benefits will not be realized. When coupled with the tax benefits relating to the 2001 operating loss that were not recognized during the year, our valuation allowance totaled $450.6 million at December 31, 2001. We established the valuation allowance based upon management’s analysis of the information available which included, among other things, the operating loss experienced during the year as well as uncertainties surrounding the timing of the recovery in economic conditions both generally as well as with the semiconductor industry. Our 2001 effective tax rate, after valuation allowance, is 93.1% as compared to 35.6% in 2000. (See Note 10 “Income Taxes” of Notes to Consolidated Financial Statements elsewhere in this report.)

Liquidity and Capital Resources

      In this section of the management discussion and analysis segment, we are going to discuss:

           1) Sources and uses of cash, and significant factors that influence both;

           2) Key events affecting our capital structure;

           3) Our analysis of our cash flows for 2002; and

           4) Our commitments and contractual obligations.

      All of these factors are important to an understanding of our ability to meet our current obligations, to fund working capital, to finance expansion either by internal means or through the acquisition of other businesses, or to pay down existing debt.

      To summarize our current status, our operating activities provided cash of $30.6 million in 2002 and $301.3 million in 2000 and used cash of $137.3 million in 2001. At December 31, 2002, we had $182.4 million in cash and cash equivalents, net working capital of $195.0 million, term or revolving debt of $1,403.2 million and a stockholders’ deficit of $662.1 million. Our long-term debt includes $701.6 million under our senior bank facilities; $291.4 million (net of discount) of our 12% second lien senior secured notes due 2008; $260.0 million of our 12% senior subordinated notes due 2009; $126.9 million under a 10% junior subordinated note payable to Motorola due 2011; and $23.3 million under a note payable to a Japanese bank due 2010. We were in compliance with all of the covenants contained in our various debt agreements as of December 31, 2002 and expect to remain in compliance over the next twelve months.

     Sources and Uses of Cash

      We require cash to fund our operating expenses, including working capital requirements and outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and targeted asset sales, including our Guadalajara, Mexico site, which is currently on the market for sale. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

      We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for our products resulting from the recent economic slowdown and actions taken by our customers to manage their inventories in line with incoming business, competitive pricing pressures, under-utilization of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring program on our productivity, and our ability to make the research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise including interest rate fluctuations, our ability to maintain compliance with financial covenants and ratios under our existing credit facilities, other limitations imposed by our credit facilities or arising from our substantial leverage, and our move to the Nasdaq SmallCap Market, discussed further herein.

      Our ability to service our long-term debt, to remain in compliance with the various covenants and restrictions contained in our credit agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may beyond our control.

      If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Although there can be no assurance, we believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2003. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

     Key Events Affecting our Capital Structure

Debt Refinancing in 2002

      On May 6, 2002 we issued $300.0 million principal amount of second lien senior secured notes due 2008. The second lien senior secured notes were issued at a price of 96.902% of par and will mature on May 15, 2008. The second lien senior secured notes initially accrued interest at a rate of 12% per annum. Commencing February 6, 2003, the second lien senior secured notes began accruing interest at a rate of 13% per annum. This increased rate will remain in effect unless on or prior to August 6, 2003 we have issued common stock or certain convertible preferred stock to financial sponsors generating at least $100.0 million in gross cash proceeds to prepay indebtedness under our senior bank facilities or under any other senior credit facility secured by a first-priority lien and have permanently reduced the related loan commitments equal to the amount prepaid. Interest on the second lien senior secured notes is payable semi-annually in cash. The obligations under the second lien senior secured notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than Semiconductor Components Industries, LLC, which is a co-issuer). The second lien senior secured notes and the guarantees thereof are secured on a second-priority basis by the assets that secure our senior bank facilities and they rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness and senior to our and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of our subsidiaries that have not guaranteed such second lien senior secured notes. In connection with the offering of second lien senior secured notes, we amended our senior bank facilities to, among other things, permit the issuance of the second lien senior secured notes, make certain of the financial ratio maintenance requirements thereunder less restrictive and impose minimum EBITDA and cash requirements. (See Note 9 “Long-Term Debt” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this report.) We used $278.6 million of net cash proceeds from the sale of the second lien senior secured notes to prepay a portion of our senior bank facilities. Because the remaining principal amount of loans outstanding under our senior bank facilities was reduced below $750.0 million as a result of this refinancing, the supplemental interest charges thereon (described in Note 9 “Long-Term Debt” of the notes to our audited consolidated financial statements elsewhere in this report) were reduced from 3.0% to 1.0%. In connection with this refinancing, we wrote off $6.5 million of debt issuance costs.

Debt Refinancing in 2003

      On March 3, 2003, we issued $200.0 million aggregate principal amount of first lien senior secured notes due 2010. The first lien senior secured notes were issued at a price of 95.467% of par value, bear interest at a rate of 12% per annum, payable semi-annually in cash, and will mature on March 15, 2010. The obligations under the first lien senior secured notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than Semiconductor Components Industries, LLC, which is a co-issuer). The first lien senior secured notes and the guarantees thereof are secured on a first-priority basis by the assets that secure our senior bank facilities and they rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness and senior to our and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of our subsidiaries that have not guaranteed such notes. In connection with the offering of the first lien senior secured notes, we further amended our senior bank facilities to, among other things:

•	permit the issuance of the first lien senior secured notes,

•	remove the requirement that we maintain certain minimum interest expense coverage ratios and do not exceed certain maximum leverage ratios,

•	reduce to $140.0 million our minimum EBITDA requirement for any four consecutive fiscal quarters,

•	reduce our permitted capital expenditures to $100.0 million per year (subject to certain increases for improved financial performance and carryovers from prior periods),

•	permit the redemption of up to 35% of the senior secured first lien notes out of the net proceeds of equity offerings and

•	convert $62.5 million of the outstanding loans under our revolving credit facility into a new tranche of term loans, as described above.

      We used $180.9 million of net cash proceeds from the sale of the notes to prepay a portion of our senior bank facilities, including $25.0 million of which proceeds were used to repay borrowings under our revolving credit facility and permanently reduce the commitments thereunder by such amount. In connection with this refinancing, we wrote-off $3.5 million of debt issuance costs.

Issuance of Series A Cumulative Convertible Redeemable Preferred Stock

      At June 29, 2001, we were not in compliance with minimum interest expense coverage ratio and maximum leverage ratio covenants under our senior bank facilities. On August 13, 2001, we received a waiver in respect of this noncompliance at June 29, 2001 and in respect of any future noncompliance with these covenants through December 31, 2002. In connection with this waiver, we amended our senior bank facilities. The key terms of this amendment are described in Note 9 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report. As a condition to the waiver and amendment, we were required to obtain $100.0 million through an equity investment from an affiliate of Texas Pacific Group. We satisfied this requirement on September 7, 2001, when we issued 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of Texas Pacific Group in exchange for $100 million ($99.2 million, net of issuance costs). The material terms of the preferred stock are summarized in Note 11 “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

Shelf Registration

      On April 24, 2002, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which we amended on December 6, 2002, to register 40,000,000 shares of our common stock. We may sell the registered shares in one or more offerings depending on market and general business conditions.

Transfer to Nasdaq SmallCap Market

      On July 9, 2002, we received a notice from Nasdaq advising us that we were not in compliance with the Nasdaq National Market’s minimum bid price requirement (Marketplace Rule 4450 (b)(4)) because our common stock had traded below $3.00 per share for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement by October 7, 2002, Nasdaq would provide us written notification that our securities would be delisted. Because our stock had not closed above $2.82 a share since July 9, 2002, it seemed unlikely that we would have regained compliance with the minimum bid price requirement. On October 2, 2002 we requested a transfer of the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 22, 2002 Nasdaq approved our transfer and effective October 25, 2002, our common stock began trading on the Nasdaq SmallCap Market. As the Nasdaq SmallCap Market does not have the same trading volume as the Nasdaq National Market, our stock may become more volatile and there can be no assurances that a ready market will exist. Movement from the Nasdaq National Market to the Nasdaq SmallCap Market does not prevent us from issuing additional securities; however, pricing of an offering may be more difficult given the less liquid nature of the Nasdaq SmallCap Market. If later we are able to meet the applicable listing requirements of the Nasdaq National Market once again, we may apply to list our common stock on the Nasdaq National Market.

Analysis of Cash Flows

      Cash flow information for the years ended December 31, 2002 and 2001 are as follows (in millions):

	Year Ended December 31,

	2002	2001

	(In millions)
Cash flows from operating activities:
Net loss	$(141.9)	$(831.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	133.4	165.8
Extraordinary loss on debt prepayment	6.5	—
Cumulative effect of accounting change	—	155.2
Amortization of debt issuance costs and debt discount	8.1	6.0
Provision for excess inventories	16.0	50.9
Non-cash impairment of property, plant and equipment	12.4	56.2
Non-cash interest on junior subordinated note payable to Motorola	11.7	10.7
Undistributed earnings of unconsolidated joint ventures	(3.9)	(4.0)
Gain on sale of investment in joint venture	—	(3.1)
Deferred income taxes	6.4	317.1
Stock compensation expense	4.5	5.0
Other	0.4	(2.0)
Changes in assets and liabilities:
Receivables	21.4	129.4
Inventories	8.0	23.1
Other assets	(5.1)	(4.6)
Accounts payable	(34.3)	(62.8)
Accrued expenses	(6.5)	(62.2)
Income taxes payable	3.1	(13.9)
Accrued interest	19.8	5.7
Deferred income on sales to distributors	(28.6)	(82.8)
Other long-term liabilities	(0.8)	4.4

Net cash provided by (used in) operating activities	30.6	(137.3)

	Year Ended December 31,

	2002	2001

	(In millions)
Cash flows from investing activities:
Purchases of property, plant and equipment	(26.5)	(117.9)
Investments in and advances to joint ventures	—	(5.5)
Acquisition of minority interests in consolidated subsidiaries	—	(0.1)
Proceeds from sale of investment in joint venture	—	20.4
Proceeds from sales of property, plant and equipment	4.5	13.8

Net cash used in investing activities	(22.0)	(89.3)

Cash flows from financing activities:
Proceeds from debt issuance	290.7	—
Proceeds from senior credit facilities and other borrowings	—	125.0
Proceeds from issuance of common stock under the employee stock purchase plan	1.4	4.2
Proceeds from stock option exercises	1.2	0.9
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	99.2
Payment of capital lease obligation	(1.1)	(1.9)
Payment of debt issuance costs	(12.1)	(5.1)
Repayment of senior credit facilities	(287.1)	(5.6)

Net cash provided by (used in) financing activities	(7.0)	216.7

Effect of exchange rate changes on cash and cash equivalents	1.0	0.8

Net increase (decrease) in cash and cash equivalents	2.6	(9.1)
Cash and cash equivalents, beginning of period	179.8	188.9

Cash and cash equivalents, end of period	$182.4	$179.8

      For the years ended December 31, 2002 and 2001, we have provided $2.6 million and utilized $9.1 million in cash, respectively. However, the makeup of the cash flow from operations, investing and financing activities has been quite different in these periods. The year ended December 31, 2002, as compared to the year ended December 31, 2001, shows an improvement in cash flows from operations of $167.9 million, a reduction in the net cash used in investing activities of $67.3 million, and a decrease of $223.7 million in cash flows from financing activities.

      We generated $30.6 million in cash flow from operations during 2002 relative to cash used in operations of $137.3 million in 2001. This $167.9 million improvement is primarily the result of reduced costs resulting from our restructuring program and reduced restructuring payments.

      We used $22.0 million in net cash from investing activities in 2002 as compared to $89.3 million in 2001. The decline was the result of lower capital equipment spending. Our need for incremental property, plant or equipment has been significantly reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods. As a result, we have been selective in purchasing new equipment.

      Financing activities during 2002 have resulted in net cash used of $7.0 million versus net cash provided in 2001 of $216.7 million. During 2002, we refinanced a portion of our long term debt by issuing $300.0 million of senior secured notes and using the net cash proceeds of $278.6 million (net of discount and issuance costs) and additional funds to prepay debt principal of $283.3 million of our senior bank facilities. In contrast, in 2001 we drew on our $125.0 million revolving credit facility and received net proceeds of $99.2 million from the issuance of redeemable preferred stock to help fund the cash used in operations and equipment purchases needed at the time.

EBITDA

      While earnings before interest, taxes, depreciation and amortization (“EBITDA”) is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the years ended December 31, 2002, 2001 and 2000, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles:

	Year Ended December 31,

	2002	2001	2000

Net income (loss)	$(141.9)	$(831.4)	$71.1
Plus:
Depreciation and amortization	133.4	165.8	158.9
Interest expense, net	145.2	133.5	131.2
Income tax provision	8.8	345.7	50.1

EBITDA	$145.5	$(186.4)	$411.3

Reconcilation of EBITDA to Net Cash Provided by (Used in) Operating Activities:
EBITDA	$145.5	$(186.4)	$411.3
Increase (decrease):
Interest expense, net of interest income	(145.2)	(133.5)	(131.2)
Income tax provision (benefit)	(8.8)	(345.7)	(50.1)
Write-off of acquired in-process research and development	—	—	26.9
Extraordinary loss on debt prepayment	6.5	—	29.2
Cumulative effect of accounting change	—	155.2	—
Amortization of debt issuance costs and debt discount	8.1	6.0	5.9
Provision for excess inventories	16.0	50.9	44.1
Non-cash impairment of property, plant and equipment	12.4	56.2	—
Non-cash interest on junior subordinated note payable to Motorola	11.7	10.7	9.6
Undistributed earnings of unconsolidated joint ventures	(3.9)	(4.0)	(4.4)
Gain on sale of investment in joint venture	—	(3.1)	—
Deferred income taxes	6.4	317.1	(11.6)
Stock compensation expense	4.5	5.0	0.7
Other	0.4	(2.0)	2.4
Changes in operating assets and liabilities	(23.0)	(63.7)	(31.5)

Net cash provided by (used in) operations	30.6	(137.3)	301.3

      As discussed in Note 9 “Long-Term Debt” to our audited consolidated financial statements included elsewhere in this report, our debt covenants require us to maintain minimum adjusted EBITDA levels, as defined by our credit agreement. This adjusted EBITDA computation excludes restructuring and certain other charges, and includes, among other things, the EBITDA of our Leshan, China joint venture. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

Commercial Commitments and Contractual Obligations

      Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, pension obligations and our redeemable preferred stock. The following table summarizes our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Amount of Commitment by Expiration Period

	Total
	Amounts
Commercial Commitments	Committed	2003	2004	2005	2006	2007	Therafter

Standby letter of credit	$19.1	$17.7	$0.8	$—	$0.6	$—	$—

Total commercial commitments	$19.1	$17.7	$0.8	$—	$0.6	$—	$—

Payments Due by Period

Contractual Obligations	Total	2003	2004	2005	2006	2007	Therafter

Long-term debt	$1,403.2	$9.3	$11.8	$236.9	$280.9	$176.8	$687.5
Operating leases	17.6	9.4	4.3	2.5	1.1	0.3	—
Purchase obligations	98.5	65.3	20.4	10.9	1.9	—	—
Other long-term obligations — pension plan	40.9	8.4	11.8	20.7	—	—	—
Redeemable preferred stock (including future dividends)	188.5	—	—	—	—	—	188.5

Total contractual cash obligations	$1,748.7	$92.4	$48.3	$271.0	$283.9	$177.1	$876.0

      Our long-term debt includes $701.6 million under senior bank facilities, $291.4 million of senior secured notes (net of unamortized discount), $260.0 million of senior subordinated notes due 2009, $126.9 million under the junior subordinated note payable to Motorola, and $23.3 million under a note payable to a Japanese bank.

      In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

      In addition, we have the following purchase obligations at December 31, 2002:

	Total	2003	2004	2005	2006	2007	Thereafter

Capital purchase obligations	$1.5	$1.5	$—	$—	$—	$—	$—
Foundry and inventory purchase obligations	37.4	34.4	3.0	—	—	—	—
Mainframe support	36.3	14.1	12.5	7.8	1.9	—	—
Various information technology and communication services	20.2	13.0	4.2	3.0	—	—	—
Other	3.1	2.3	0.7	0.1	—	—	—

	$98.5	$65.3	$20.4	$10.9	$1.9	$—	$—

      Finally, our other long-term commitments consist of estimated payments relating to our U.S. and foreign pension plans. (See Note 14 “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.) In regards to the U.S. pension plan, we reevaluated our current assumptions in light of the actual returns experienced, current annuity rates and the expected termination of the U.S. pension plan as of December 31, 2004 with the subsequent payment of benefits in 2005. We expect pension expense to be approximately $27 million over the remaining life of the plan with a related cash funding requirement of $36 million. Upon the termination of the U.S. pension plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits.

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

      The table above does not include any obligations we may have in the future to purchase products from our joint venture in Leshan, China. We were obligated to purchase 85%, 81% and 86% of Leshan’s production capacity in 2002, 2001 and 2000, respectively, which resulted in purchases (including underutilization charges) from our Leshan joint venture of $88.2 million, $52.0 million and $62.0 million, of products, respectively, during such periods. For 2003, we are obligated to purchase 82% of the expected production capacity at Leshan during the year.

      In November 2000, our Leshan joint venture entered into a $20.0 million loan agreement with a Chinese bank. The loan has a variable interest rate, requires quarterly interest payments and principal payments on the third anniversary of the loan draw, and is secured with certain assets of the joint venture.

      In June 2002, we obtained approval from the Chinese government for our Leshan joint venture to invest up to $231 million for semiconductor operations, which is in addition to the $278 million originally approved. At December 31, 2002 our total investment in and advances to the joint venture was $99.3 million, including loans of $63.3 million. In August 2002, our joint venture began construction on a 6-inch wafer fabrication facility in Leshan. During 2003, we plan to spend approximately $5 million on construction of the fabrication building, and will determine the timing for additional capital expenditures based on end-market demand and our overall capacity utilization.

      For additional information on our Leshan joint venture, see Note 8 “Investments in Joint Ventures” of the notes to our audited consolidated financial statements and Part I, Item 1 “Business — Manufacturing Operations” in each case included elsewhere in this report.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying valued and depreciated over the assets’ remaining useful life. We will be required to adopt SFAS No. 143 effective January 1, 2003. We do not expect the implementation of SFAS No. 143 to have a material effect on our results of operations.

      We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. Our adoption of SFAS No. 144 did not impact our financial condition or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002,” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are required to adopt SFAS No. 145 effective January 1,

2003. While the adoption of SFAS No. 145 will require reclassifications of amounts within our statement of operations, there will be no impact on the our financial condition, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by us after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. We have no plans to change to the fair value based method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 7 “Balance Sheet Information” in the notes to our audited consolidated financial statements included elsewhere in this report. We do not expect the adoption of FIN No. 45 to have a material effect on our financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. Additionally, certain transitional disclosures are required immediately if it is reasonably possible that we will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective. We are currently evaluating the effect that the adoption of FIN No. 46 will have on the accounting for our investment in Leshan-Phoenix Semiconductor Ltd. as well as the related impact on our results of operations and financial condition. We have included the transitional disclosures required by FIN No. 46 in Note 8, “Investment in Joint Ventures” in the notes to our audited consolidated financial statements included elsewhere in this report.

Trends, Risks and Uncertainties

      This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, our transfer to the Nasdaq SmallCap Market (including impairment of the marketability and liquidity of our common stock, the impairment of our ability to raise capital and other risks associated with trading on the Nasdaq SmallCap Market), risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular the description of trends, risks and uncertainties that is set forth below and similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

      You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Trends, Risks and Uncertainties Related to Our Business

We have experienced declines in revenues and operating losses, and we may experience additional declines in revenues and operating losses in the future.

      Our historical financial results have been, and our future financial results are anticipated to be subject to substantial fluctuations. Our total revenues for 2002 were $1,084.5 million, compared to $1,214.6 million for 2001 and $1,958.7 million in 2000. This decline was due primarily to reduced demand for our products resulting from the current economic slowdown and declines in the average selling prices for our products. We incurred a net loss for 2002 of $141.9 million, compared to a net loss of $831.4 million for 2001 and net income of $30.8 million in 2000. The most recent downturn in our business has been most pronounced with respect to our high frequency clock and data management products. Net revenues from high frequency clock and data management products represented $72.0 million, $118.5 million and $295.9 million, or 6.6%, 9.8% and 15.1% of the total revenues, in 2002, 2001 and 2000, respectively.

      Reduced end-user demand, continued price declines, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience additional declines in revenue and operating losses in the future. In order to return to profitability, we must successfully implement our business plan, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand and pricing pressure in the markets our products address. We cannot assure you that we will be able to return to profitability or that we will be able to sustain our profitability, if achieved.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

      The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past, are currently experiencing a significant and prolonged downturn and may experience such downturns in the future. The most recent downturn, which began in the fourth quarter of 2000, has been severe and prolonged, and it is uncertain when any meaningful recovery will occur. Future downturns in the semiconductor industry may also be severe and prolonged. Future downturns in the semiconductor industry, or any failure of the industry to fully recover from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations.

      During the 1990s and continuing into 2000, the semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of the internet and other computing and communications technologies. During 2001, we — like many of our customers and competitors — were adversely affected by a general economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our integrated circuits and standard semiconductors. The impact of slowing end-customer demand was compounded by higher than normal levels of equipment and component inventories among our original equipment manufacturer, subcontractor and distributor customers, resulting in increasing pricing pressure. We expect that factors including, but not limited to, economic uncertainty and downturns relating to the threat or actual occurrence of armed international conflict or terrorist attacks, reduced demand for end-user products, underutilization of our manufacturing capacity and changes in our revenue mix could adversely impact our operating results in the near term.

Our gross margin is dependent on a number of factors, including our level of capacity utilization.

      Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. The decline in product orders and shipments in 2001 resulted in reduced capacity utilization of our facilities as we have attempted to match production with anticipated customer demand. From 2000 to 2001, gross margins declined primarily due to lower factory utilization resulting from lower customer demand, lower selling prices, and a change in product mix towards lower margin devices, partially offset by cost reduction initiatives. As a percentage of total revenues, gross margin was 26.3% for 2002, compared to 17.7% for 2001 and 34.0% in 2000. Although our gross margin has improved between 2001 and 2002, gross margin declined between the third and fourth quarters of 2002 and we anticipate a further decline of 200 to 300 basis points in the first quarter of 2003 as a result of pricing pressure. Increased competition and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions could adversely affect our business.

      During 2000, 2001 and 2002, we implemented a number of cost reduction initiatives in response to the significant downturn in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. However, we cannot assure you that these cost reduction initiatives will, in and of themselves, return us to profitability.

      We recorded restructuring charges of $4.8 million in 2000, $146.6 million in 2001 and $35.2 million in 2002 to cover costs associated with our cost reduction initiatives. These costs were primarily comprised of employee separation costs and asset impairments. The impact of these restructuring actions on our ability to effectively compete is subject to risks and uncertainties. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable factors that could adversely impact our profitability and business.

If we are unable to implement our business strategy, our revenues and profitability may be adversely affected.

      Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully. Our present business strategy to build upon our position as a global supplier of power and data management semiconductors and standard semiconductor components includes, without limitation, plans to: (1) maintain and refine our product portfolio; (2) continue to develop leading edge customer support services; (3) expand further our just-in-time delivery capabilities; (4) increase our die manufacturing capacity in a cost-effective manner; (5) reduce further the number of our product platforms and process flows; (6) continue to manage our existing portfolio of products aggressively; (7) rationalize our manufacturing operations; (8) relocate manufacturing operations or outsource to lower cost regions; (9) reduce selling and administrative expenses; (10) reduce capital expenditures; (11) actively manage working capital; (12) develop new products in a more efficient manner; and (13) focus on the development of power management and standard analog and high frequency clock and data management products. We cannot assure you that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure you that we will be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing operations or reduce our costs and expenses.

      Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications we are developing and on our ability to produce our products profitably. Each of these factors depends on our ability, among other things, to finance our operating and product development activities, maintain high quality and efficient manufacturing operations, relocate and close manufacturing facilities and reduce operating expenses as part of our ongoing cost restructuring with minimal disruption to our operations, access quality raw materials and contract manufacturing services in a cost-effective and timely manner, protect our intellectual property portfolio and attract and retain highly-skilled technical, managerial, marketing and finance personnel. Several of these and other factors that could affect our ability to implement our business strategy, such as risks associated with international operations, the threat or occurrence of armed international conflict and terrorist activities, increased competition, legal developments and general economic conditions, are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

We may require additional capital in the future, and additional funds may not be available on terms acceptable to us.

      We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from our operations and sales of assets in the ordinary course of business, will be sufficient to meet our planned capital needs for 2003. However, it is possible that we may need to raise additional capital to fund our future activities or to consummate acquisitions of other businesses, products or technologies. As of December 31, 2002 we have $7.9 million of borrowing availability under our revolving credit facility. Subject to the restrictions contained in our senior bank facilities and the indentures governing the notes, our second lien senior secured notes due 2008 and our senior subordinated notes due 2009, we may be able to raise these funds by selling securities to the public or selected investors, or by borrowing money. The transfer of our common stock from the Nasdaq National Market System to the Nasdaq SmallCap Market, which was effective as of October 25, 2002, may make it more difficult for us to raise additional capital by selling securities. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets, or otherwise impair our ability to remain competitive.

We may be unable to make the substantial research and development investments required to remain competitive in our business.

      The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. We are committed to maintaining spending on new product development in order to stay competitive in our markets. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive. The primary emphasis of our new product development is in the power management and standard analog and high frequency clock and data management solutions, with 80% of our overall research and development investment targeted in these areas. Our long-term target for research and development expenditures is 6% of our total revenues.

Uncertainties involving the ordering and shipment of, and payment for, our products could adversely affect our business.

      Our sales are typically made pursuant to individual purchase orders and we generally do not have long term supply arrangements with our customers. Generally, our terms and conditions allow our customers to cancel orders up to 30 days prior to shipment. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to original equipment manufacturers indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

      During 2001, the markets in which our customers operate were characterized by a dramatic decline in end-user demand and continued high levels of channel inventories, which reduced visibility of future demand for our products and, in some cases, led to delays in payments for our products. In 2002, short customer lead times prevail given the over-capacity in the industry, and we believe that these and other factors could adversely affect our revenues in the near term.

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

Competition in our industry could prevent us from maintaining our revenues and from raising prices to offset increases in costs.

      The semiconductor industry, particularly the market for semiconductor components, is highly competitive. As a result of the recent economic downturn, competition in the markets in which we operate intensified as manufacturers of semiconductor components offered reduced prices in order to combat production overcapacity and high inventory levels. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future. The semiconductor components industry has also been undergoing significant restructuring and consolidations that could adversely affect our competitiveness.

      Many of our competitors may have certain advantages over us, including substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories and presence in key markets; patent protection; and greater name recognition.

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

Unless we maintain manufacturing efficiency, our future profitability could be adversely affected.

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

We could be required to incur significant capital expenditures for manufacturing technology and equipment to remain competitive.

      Semiconductor manufacturing has historically required, and in the future is likely to continue to require, a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment. We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume. We have reduced our capital expenditures from $198.8 million in 2000 to $117.9 million in 2001 and $26.5 million in 2002. Capital expenditures are expected to increase to approximately $50-$60 million in 2003.

      We cannot assure you that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment. In addition, our principal credit agreement limits the amount of our capital expenditures.

If we were to lose one of our large customers, our revenues and profitability could be adversely affected.

      Product sales to our ten largest customers accounted in the aggregate for approximately 52%, 46% and 53% of our total revenues in 2002, 2001 and 2000, respectively. Many of our customers operate in cyclical industries, and in the past we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects.

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

      We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. These contract manufacturers, including Hynix, AIT, ASE and Phenitec, accounted for approximately 30%, 31% and 40% of our cost of sales in 2002, 2001 and 2000, respectively. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship. Our operations could be adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect.

      In the case of Motorola, we agreed to continue providing manufacturing services to each other (including Motorola’s manufacturing of our emitter-coupled logic products) for limited periods of time following our recapitalization. Under our agreements with Motorola, the prices of these services are fixed at levels that are intended to approximate each party’s cost of providing the services. We fulfilled our minimum commitments to purchase manufacturing services from Motorola in 2002. We could be adversely affected if we are unable to relocate these manufacturing operations to our own facilities or to other third-party manufacturers on cost-effective terms or make other satisfactory arrangements prior to the time when these agreements expire.

Acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities or dilute our stockholders.

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

      Approximately 40%, 38% and 22% of our total revenues in 2001 and 37%, 44% and 19% of our total revenues in 2002 were derived from the Americas, the Asia/ Pacific region and Europe (including the Middle East), respectively. We maintain significant operations in Seremban, Malaysia; Carmona, the Philippines; Aizu, Japan; Leshan, China; Roznov, the Czech Republic; and Piestany, the Slovak Republic. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/ Pacific region.

      We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

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

      In July 2001, three stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors and various investment banking firms who acted as underwriters in connection with our initial public offering in May 2000. In April 2002, the plaintiffs filed a consolidated, amended complaint that supersedes the individual complaints originally filed. The amended complaint generally alleges that our offering documents failed to disclose certain underwriting fees and commissions and underwriter tie-ins and other arrangements with certain customers of the underwriters that impacted the price of our common stock in the after-market. The plaintiffs are seeking unspecified damages. On July 15, 2002, together with other issuer defendants, we filed a collective motion to dismiss the class action lawsuit. This motion is currently pending, and oral argument was heard on November 1, 2002. On February 19, 2003, as to the claims brought against us under the antifraud provisions of the securities laws, the court dismissed these claims with prejudice. As to the claims brought under the registration provisions of the securities laws, the court denied the motion to dismiss these claims. We cannot guarantee that the outcome of these proceedings will be decided in our favor.

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

      Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Motorola has agreed to indemnify us for environmental and health and safety liabilities related to the conduct or operations of our business or Motorola’s ownership, occupancy or use of real property occurring prior to the closing of our recapitalization transaction. We also have purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance policy will cover all material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities related to events or activities occurring after our recapitalization.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington D.C. on September 11, 2001, or threats or occurrences of international armed conflict or other terrorist activities both in the United States and internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

      On September 11, 2001 the United States was the target of terrorist attacks of unprecedented scope. These attacks have led to other acts of terrorism since September 11, 2001. The threat or occurrences of international armed conflict or other terrorist activities both in the United States and internationally may affect the markets in which our common stock trades, the market in which we operate and our profitability. The terrorist attacks have caused instability in the global financial markets, and contributed to downward pressure on stock prices of United States publicly traded companies, such as ours. Future or threatened terrorist attacks or occurrences of international armed conflict could result in greater economic instability and further depress stock prices, including the price of our common stock.

      The September 11 attacks and other terrorist attacks have disrupted the global insurance and reinsurance industries, and we may experience delays in renewing some insurance policies and may not be able to obtain insurance at historical levels on all of our facilities. Future terrorist attacks or occurrences of international armed conflict could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such conflicts and hostilities could directly impact our physical facilities or those of our joint ventures, suppliers or customers, both in the United States and elsewhere. Our primary facilities are located in the United States, Malaysia, the Philippines, Japan, the Czech Republic and Slovakia. In connection with our joint venture, we also have facilities in China. In addition, these sorts of activities may make transportation of our supplies and products more difficult or cost prohibitive. Any impairment of our financial performance as a result of terrorist attacks or armed conflict could increase the risk of noncompliance with the financial covenants in our principal credit agreement resulting in events of default and the possible acceleration of our indebtedness.

      Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any reliable measure of the impact that these terrorist attacks have had on our recent financial performance or any estimate as to how these sorts of attacks and activities might affect our future results.

Trends, Risks and Uncertainties Relating To Our Indebtedness

Our substantial debt could impair our financial condition and adversely affect our ability to operate our business.

      We are highly leveraged and have substantial debt service obligations. As of December 31, 2002, we had total long-term indebtedness of $1,403.2 million (including current maturities, but excluding unused commitments) and interest expense of $145.2 million for the year ended December 31, 2002. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

      The degree to which we are leveraged could have important consequences to you, including:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations;

•	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates;

•	our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the semiconductor industry; and

•	our substantial leverage could place us at a competitive disadvantage vis-à-vis our competitors who have less leverage relative to their overall capital structures.

      As a condition to the August 2001 modifications to the covenants under our senior bank facilities, we agreed to specified increases in the interest rates on our outstanding borrowings and the imposition of supplemental interest charges. These supplemental interest charges decreased in May 2002 because proceeds from the sale of our second lien senior secured notes due 2008 were used to reduce total borrowings under our senior bank facilities to below $750 million.

We may incur more debt, which could exacerbate the risks described above.

      We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The agreements relating to our outstanding indebtedness restrict us from incurring additional indebtedness, but do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. Some of the debt we may incur may be secured by the same collateral securing certain of our existing indebtedness.

The agreements relating to our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

      Our debt agreements contain, and any future debt agreements may include a number of restrictive covenants that impose significant operating and financial restrictions on among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans or advances;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	make capital expenditures;

•	pay dividends, redeem capital stock or make certain other restricted payments or investments;

•	pay dividends from Semiconductor Components Industries, LLC to ON Semiconductor Corporation;

•	engage in sale and leaseback transactions;

•	enter into new lines of business;

•	issue some types of preferred stock; and

•	enter into transactions with our affiliates.

      In addition, our senior bank facilities require that we maintain or achieve a minimum consolidated EBITDA and a minimum amount of cash and cash equivalents. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our operating results and our financial condition.

      If there were an event of default under any of the agreements relating to our outstanding indebtedness the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default or, if we were required to repurchase any of our debt securities upon a change of control, that we would be able to refinance or restructure the payments on those debt securities. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments, including the notes.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

      Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. The terms of our financing agreements contain limitations on our ability to incur additional indebtedness. As of March 7, 2003, $8.6 million of our $62.5 million revolving credit facility was available, reflecting outstanding loans of $37.5 million and outstanding letters of credit of $16.4 million. As of January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. As a result of our debt refinancing in 2003, we expect that our average interest expense will increase by approximately $13.8 million per year. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

Trends, Risks and Uncertainties Related to Our Common Stock

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

      As of March 7, 2002, the trading price of our common stock since our initial public offering has ranged from a high of $27.75 on May 1, 2000 to a low of $0.89 on October 4, 2002.

TPG, as our principal stockholder, controls our company, which will limit the ability of our other stockholders to influence the outcome of director elections and other matters submitted for a vote of the stockholders.

      Affiliates of Texas Pacific Group own 124,999,433 shares of our common stock and all of the outstanding shares of Series A Cumulative Convertible Redeemable Preferred Stock. As of March 7, 2003, these shares represented over 76% of the total voting power of our capital stock. As a result, Texas Pacific Group, through its affiliates, will be able to:

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

Our move to the Nasdaq SmallCap Market from the Nasdaq National Market could impair the marketability and liquidity of our common stock, impair our ability to raise capital and create other risks for our company.

      In July 2002, we received a notice from Nasdaq advising us that we were not in compliance with the Nasdaq National Market’s minimum bid price requirement (Marketplace Rule 4450(b)(4)). Since we did not believe we would regain compliance in a timely manner with the minimum bid price requirement, in October 2002 we requested a transfer of the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. Nasdaq approved our transfer and effective October 25, 2002, we began trading on the Nasdaq SmallCap Market. As the Nasdaq SmallCap Market does not have the same trading volume as the Nasdaq National Market, our stock may become more volatile and there can be no assurances that a ready market will exist. Certain market makers and analysts may elect not to follow us as a result of our transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Movement from the Nasdaq National Market to the Nasdaq SmallCap Market does not prevent us from issuing additional securities; however, pricing of an offering may be more difficult given the less liquid nature of the Nasdaq SmallCap Market.

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

      At December 31, 2002, our long-term debt (including current maturities) totaled $1,403.2 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $701.6 million. We do have interest rate exposure with respect to the $701.6 million outstanding balance on our senior bank facilities due to its variable interest rate pricing; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of December 31, 2002, we had two interest rate swaps covering $155.0 million of our variable interest rate debt. A 50 basis point increase in interest rates would not materially change our expected annual interest expense of $150 million for the next twelve months.

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

Item 8.     Financial Statements and Supplementary Data

      Our consolidated and combined Financial Statements of the Company listed in the index appearing under Item 15(a)(1) hereof and the Financial Statement Schedules listed in the index appearing under Item 15(a)(2) hereof are filed as part of this Annual Report on Form 10-K and are hereby incorporated by reference in this Item 8.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions, “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors”, and “Section 16(a) Reporting Compliance” in our Proxy Statement for the May 21, 2003 Annual Meeting of Stockholders. Certain additional information concerning our executive officers as of March 17, 2003 is set forth below.

Name	Age	Position

Keith D. Jackson	47	President and Chief Executive Officer*
William Bradford	39	Senior Vice President of Sales and Marketing*
Donald Colvin	50	Senior Financial Director*
William George	60	Senior Vice President, Operations*
John T. Kurtzweil	46	Senior Vice President, Chief Financial Officer and Treasurer*
George H. Cave	45	Vice President, Secretary and General Counsel*
Charlotte Diener	49	Vice President and General Manager of Standard Components Division**
Mike Heitzman	41	Vice President and General Manager of Analog and Power Management Products Division**
Ramesh Ramchandani	38	Vice President and General Manager of Integrated Power Devices Division**
Peter Zdebel	57	Vice President, Chief Technology Officer and General Manager of High Frequency Products Division**

*	Executive Officers of both ON Semiconductor and Semiconductor Components Industries, LLC (“SCI, LLC”).

**	Executive Officers of SCI, LLC.

      Keith D. Jackson. Mr. Jackson was appointed our President and Chief Executive Officer and became a Director on November 19, 2002. Mr. Jackson has over 20 years of semiconductor industry experience. Before joining our company, he served as Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Group, beginning in 1998, and more recently, was selected to head the Integrated Circuits Group for Fairchild Semiconductor Corp. From 1996 to 1998, he served as President and member of the Board of Directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held engineering positions at Texas Instruments, Incorporated from 1973 to 1986.

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

      Donald Colvin. Mr. Colvin joined ON Semiconductor and SCI, LLC as the Senior Financial Director on March 17, 2003. Effective April 2, 2003, he will become the Senior Vice President, Chief Financial Officer and Treasurer. He came from Atmel Corporation, a manufacturer of advanced semiconductors, where he served as Vice President Finance and Chief Financial Officer, beginning in 1998. Mr. Colvin served as Chief

Financial Officer of a subsidiary of Atmel from 1995-98. From 1985 to 1995, he held various positions with European Silicon Structures (ES2), most recently as Chief Financial Officer. He held various financial positions with Motorola Semiconductors Europe from 1977 to 1985. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland.

      William George. Dr. George has served as Senior Vice President and Chief Manufacturing Officer since August 1999. He served as Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Components Group from June 1997 until he assumed his current position. Prior to that time, Dr. George held several executive and management positions at Motorola, including Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Products Sector. From 1991 to 1994, he served as Executive Vice President and Chief Operations Officer of Sematech, a consortium of leading semiconductor companies. He joined Motorola in 1968.

      John T. Kurtzweil. Mr. Kurtzweil joined ON Semiconductor and SCI, LLC as Senior Vice President, Chief Financial Officer and Treasurer, on April 1, 2002. He came from Read-Rite Corporation, an independent supplier of magnetic recording heads for the hard disk drive market. At Read-Rite he served as Chief Financial Officer from November 1995 to March 2002, Senior Vice President from August 1999 to March 2002, and Vice President of Finance from November 1995 to August 1999. Mr. Kurtzweil joined Read-Rite Corporation as its Corporate Controller in August 1995. Previously, Mr. Kurtzweil was with Maxtor Corporation where he held a number of finance positions including Director of Far East Finance based in Singapore. He was with Maxtor Corporation from July 1988 to August 1995. Prior to that, Mr. Kurtzweil spent 10 years with Honeywell Corporation. Mr. Kurtzweil is a CPA and CMA. Effective April 2, 2003, Mr. Kurtzweil will resign as our Senior Vice President, Chief Financial Officer and Treasurer. Mr. Kurtzweil will be replaced by Donald Colvin. (See above for information on Mr. Colvin.)

      George H. Cave. Mr. Cave has served as our General Counsel and Assistant Secretary since August 1999. He was elected Secretary in March 2000 and Vice President in May 2000. In addition, since December 2002, he has been managing the Human Resources Department on an interim basis. Before his tenure with ON Semiconductor, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for a period of five years.

      Charlotte Diener. Prior to assuming the position of Vice President and General Manager of the Standard Components Division in December 2001, Ms. Diener served as Vice President and Director of Supply Chain Management Services for SCI, LLC, beginning in August 1999. From March 1999 to August 1999, Ms. Diener was Program Manager for ON Semiconductor’s separation from Motorola. From December 1998 through February 1999, she was Director of Commodity Purchasing for TRW, Inc., an automotive electronics firm. From March 1997 through November 1998, Ms. Diener was first Corporate Sales Director and then Product Engineering Manager for TMOS for Motorola. From 1994 to 1997, Ms. Diener was Core Commodity Purchasing Manager, Electronics for Ford Motor Co.

      Mike Heitzman. Mr. Heitzman assumed the position of Vice President and General Manager of Analog and Power Management Products Division for SCI, LLC in April 2002. Prior to this, he was General Manager of Analog Business Unit beginning in December 2001. From October 2000 to December 2001, Mr. Heitzman served as Director of the Standard Analog and Power Conversion Product Operations for SCI, LLC beginning in October 2000. During 1999 and 2000, Mr. Heitzman was Operations Manager for the MOS 12 wafer fabrication facility at Motorola. From 1994 to 1999, Mr. Heitzman managed the start-up and production ramp at MOS 12 as Engineering Manager at Motorola.

      Ramesh Ramchandani. Mr. Ramchandani assumed the position of Vice President and General Manager of Integrated Power Devices Division for SCI, LLC in April 2002. Prior to this, Mr. Ramchandani was General Manager from December 2001 to April 2002 and Director from September 2000 to December 2001 of MOS Power Business Unit. Prior to joining SCI, LLC, Mr. Ramchandani served as Director of Worldwide Sales/ Marketing and Applications for Celeritek, Inc., a commodity supplier of semiconductor products, from March 1997 to September 2000. From March 1996 to March 1997, Mr. Ramchandani was Manager, Marketing and Technology for Mitsubishi/ QCI, a semiconductor company. Mr. Ramchandani has held various management positions in marketing and engineering with other semiconductor and modular components companies, including Fujitsu Microelectronics, Mitsubishi Electronics America and Avantek.

      Peter Zdebel. Mr. Zdebel joined SCI, LLC as Vice President in September 2000 and served as Chief Technology Officer from September 2000 to April 2002. In July 2001, he was appointed to the position of Broadband Business General Manager, which he held until April 2002. He then assumed the position of General Manager of High Frequency Products Division in April 2002. Prior to joining the company, Mr. Zdebel was with Motorola where he held several director and management positions, including Vice President and Director of System-on-Chip Technology Strategy. He was with Motorola from 1984 until 2000.

      The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Item 11.     Executive Compensation

      Information concerning executive compensation is incorporated by reference from the text under the captions, “The Board of Directors — Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Performance Graph — Stock Price Performance,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the May 21, 2003 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information concerning ownership of our equity stock by certain beneficial owners and management is incorporated by reference from the text under the captions, “Principal Stockholders” and “Share Ownership of Directors and Officers” in the Proxy Statement for our May 21, 2003 Annual Meeting of Stockholders. The following table provides information regarding our current equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities To be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders(1)	22,386,886 (2)	$4.63	8,529,255 (3)
Equity Compensation Plans Not Approved By Stockholders(4)	1,250,000	$1.90	0

Total	23,636,886	$4.49	8,529,255

(1)	Consists of the 1999 Founders Stock Option Plan (“Founders Plan”), 2000 Stock Incentive Plan (“SIP”) and 2000 Employee Stock Purchase Plan (“ESPP”).

(2)	Excludes purchase rights accruing under the ESPP that have a shareholder approved reserve of 5,500,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of our common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of our common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% of the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.

(3)	Includes 2,233,729 shares of common stock reserved for future issuance under the ESPP and 6,295,526 shares of common stock available for issuance under the Founders Plan and the SIP. The number of securities remaining available for future issuance under these equity compensation plans increased by 7,057,596 effective January 1, 2003. This increase is not included in the above table. The increase in securities remaining available for future issuance is calculated based on 4% of the total number of outstanding shares of our common stock as of January 1, 2003.

(4)	This is pursuant to a warrant and warrant agreement dated as of October 11, 2001 (the “Warrant”). The Warrant was issued in partial consideration for certain consulting services provided to us by a consultant. Under the Warrant, the consultant is entitled to purchase up to 1,250,000 shares of our common stock at an exercise price of $1.90 per share, subject to certain adjustments as specified in the Warrant. The Warrant was fully vested and exercisable as of October 11, 2001. Unless earlier exercised, the Warrant expires after October 10, 2005.

Item 13.     Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions, “Compensation of Executive Officers” and “Relationships and Related Transactions” in the Proxy Statement for our May 21, 2003 Annual Meeting of Stockholders.

Item 14.     Controls and Procedures

      (a) Within the 90 days prior to the date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

(2) Consolidated Financial Statement Schedules:

Page

Report of Independent Accountants on Financial Statement Schedule	123
Schedule II — Valuation and Qualifying Accounts and Reserves	124
Semiconductor Components Industries, LLC and Subsidiaries Consolidated Financial Statements as of December 31, 2002 and December 31, 2001 and for the years ended December 31, 2002, 2001 and 2000	125
ON Semiconductor Trading Ltd and Subsidiaries Consolidated Financial Statements as of and for the years ended December 31, 2002 and December 31, 2001 and for the period from October 27, 2000 (Inception) through December 31, 2000	162
SCG Malaysia Holdings Sdn. Bhd. and Subsidiaries Consolidated Financial Statements as of December 31, 2002 and December 31, 2001 and for the years ended December 31, 2002, 2001 and 2000	185

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibit Index:

Exhibit No.		Exhibit Description

2.1		Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.2		Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.3		Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
3	.1(a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000) (incorporated by reference from Exhibit 3.1 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)
3	.1(b)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002 (incorporated by reference from Exhibit 3.1(a) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
3	.1(c)	Certificate Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1(b) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
3.2		Amended and Restated Bylaws of SCG Holding Corporation (incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.1		Specimen of share certificate of Common Stock, par value $.01, SCG Holding Corporation (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.2		Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.3		Specimen of Share Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

Exhibit No.	Exhibit Description

4.4	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.5	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.6	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.7	Warrant Agreement dated as of October 11, 2001, between ON Semiconductor Corporation and Bain & Company, Inc. (incorporated by reference from Exhibit 4.7 to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)
4.8	Indenture, dated as of August 4, 1999 among SCG Holding Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and State Street Bank and Trust Company, as trustee, relating to the 12% Senior Subordinated Notes due 2009 (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.9	Form of 12% Senior Subordinated Note due 2009 of SCG Holding Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A to the Indenture filed as Exhibit 4.8 herein & incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.10	Form of 12% Senior Subordinated Note due 2009 of SCG Holding Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B to the Indenture filed as Exhibit 4.8 herein & incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.11	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.12	Purchase Agreement, dated May 1, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.13	Indenture, dated as of May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.14	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.2) (incorporated by reference from Exhibit 4.3 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.15	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.2) (incorporated by reference from Exhibit 4.4 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

Exhibit No.	Exhibit Description

4.16	Registration Rights Agreement, dated May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.5 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.17	Purchase Agreement, dated February 26, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Salomon Smith Barney Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, relating to the 12% Senior Secured Notes due 2010(1)
4.18	Indenture, dated as of March 3, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2010(1)
4.19	Form of 12% Senior Secured Note due 2010 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.18 hereto)(1)
4.20	Form of 12% Senior Secured Note due 2010 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.18 hereto)(1)
4.21	Registration Rights Agreement, dated March 3, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Salomon Smith Barney Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, relating to the 12% Senior Secured Notes due 2010(1)
10.1	Amended and Restated Credit Agreement, dated as of April 3, 2000, among SCG Holding Corporation, Semiconductor Components Industries, LLC, The Chase Manhattan Bank, as Administrative Agent, Credit Lyonnais New York Branch as Co-Documentation Agent, DLJ Capital Funding, Inc., as Co-Documentation Agent, Lehman Commercial Paper Inc., as Co-Documentation Agent and Chase Securities Inc., as Arranger and the other financial institutions party thereto (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.2	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.3	Security Agreement, dated as of August 4, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.4	Purchase Agreement, dates as of August 4, 1999, SCG Holding Corporation, Semiconductor Components Industries, LLC, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.		Exhibit Description

10.5		Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.6		Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††
10.7		Transition Services Agreement, dated August 4, 1999, among Motorola, Inc., SCG Holding Corporation, and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.8		Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)
10.9		Motorola Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.10		SCG Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.9 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.11		Motorola Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.10 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.12		SCG Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.11 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.13		Equipment Lease and Repurchase Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.14		Equipment Passdown Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.15		SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.16(a)	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10	.16(b)	First Lease Amendment to Lease for 52nd Street property, dated April 19, 2000, between Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.14(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)
10.17		Lease for U.S. Locations (Mesa, Chandler, 56th Street and Tempe), dated July 31, 1999, among Motorola, Inc. as Lessor, and Semiconductor Components Industries, LLC as Lessee (incorporated by reference from Exhibit 10.15 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.18		Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.		Exhibit Description

10	.19(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.19(b)	Amendment to Employment Agreement effective as of April 15, 2002, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.2 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10	.19(c)	Separation Agreement, made as of November 21, 2002, by and among Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC(1)(2)
10	.20(a)	Employment Agreement, dated as of September 13, 1999, between Semiconductor Components Industries, LLC and Michael Rohleder (incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.20(b)	Termination Agreement made as of January 29, 2002, between Michael Rohleder and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(a) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10	.21(a)	Employment Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.20 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.21(b)	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000 (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10	.21(c)	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10	.22(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.22(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)
10	.23(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.22 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.23(b)	Amendment to Employment Agreement, dated as of November 28, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.21(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)
10	.23(c)	Termination Agreement made as of May 3, 2002, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.5 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10	.24(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)
10	.24(b)	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary (incorporated by reference from Exhibit 10.3 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10	.25(a)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

Exhibit No.		Exhibit Description

10	.25(b)	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10	.25(c)	Amendment to Promissory Note, dated March 10, 2001, from James Thorburn and Jacqueline Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10	.26(a)	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10	.26(b)	Second Amendment to the ON Semiconductor Amended and Restated Executive Deferred Compensation Plan effective January 1, 2002 (incorporated by reference from Exhibit 10.7 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.27		Junior Subordinated Note Due 2011 payable to Motorola, Inc. (incorporated by reference from Exhibit 4.4 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10	.28(a)	2000 Stock Incentive Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.4 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)
10	.28(b)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10	.28(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10	.28(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.29		2000 Employee Stock Purchase Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.5 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)
10.30		ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.31		Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.32		2000 ON Semiconductor Executive Council Bonus Incentive Plan (incorporated by reference from Exhibit 10.37 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)
10.33		2000 Key Contributor Incentive Plan (incorporated by reference from Exhibit 10.38 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)
10	.34(a)	Promissory Note, dated March 9, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.3 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10	.34(b)	Deed of Trust, dated March 7, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10	.34(c)	Amendment to Promissory Note dated March 18, 2002, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(b) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

Exhibit No.		Exhibit Description

10.35		Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $36 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10	.36(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10	.36(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.37		Waiver, Consent and Amendment dated as of August 13, 2001, to the Credit Agreement dated as of August 4, 1999, as amended and restated as of April 3, 2000, among ON Semiconductor Corporation (formerly known as SCG Holding Corporation), Semiconductor Components Industries, LLC, the Lenders party thereto, The Chase Manhattan Bank, as administrative agent, collateral agent and syndication agent, and Credit Lyonnais New York Branch, DLJ Capital Funding, Inc. and Lehman Commercial Paper Inc., as co-documentation agents (incorporated by reference from Exhibit 10.6 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.38		Offer Letter dated February 15, 2002, from ON Semiconductor Corporation and Semiconductor Components Industries, LLC to John T. Kurtzweil (incorporated by reference from Exhibit 10.3 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.39		Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.40		Offer Letter effective as of April 1, 2002, to Syrus Madavi from ON Semiconductor Corporation (incorporated by reference from Exhibit 10.6 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002(2)
10.41		Employee Incentive Plan, January 2002 (incorporated by reference from Exhibit 10.8 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.42		ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)
10.43		Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)
10.44		Amendment to Credit Agreement, dated as of April 17, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, JPMorgan Chase Bank, as administrative agent, collateral agent and syndication agent, Credit Lyonnais New York Branch, Credit Suisse First Boston and Lehman Commercial Paper Inc., as co-documentation agents, and the other financial institution parties thereto (incorporated by reference from Exhibit 10.3 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10.45		Intercreditor Agreement, dated as of May 6, 2002, among J.P. Morgan Chase Bank, as credit agent, Wells Fargo Bank Minnesota, National Association, as trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10.46		Security Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.5 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

Exhibit No.		Exhibit Description

10.47		Pledge Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary pledgors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.6 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10.48		Collateral Assignment, dated as of May 6, 2002, between Semiconductor Components Industries, LLC and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.7 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10.49		Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on June 25, 2002, among SCG (China) Holding Corporation, Leshan Radio Company Ltd, and Motorola (China) Investment Limited (incorporated by reference from Exhibit 10.8 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10	.50(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson(1)(2)
10	.50(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson(1)(2)
10.51		Amendment and Restatement Agreement dated as of February 14, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and JPMorgan Chase Bank as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of April 3, 2000, (as amended, supplemented and modified and in effect on the date hereof), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Lenders party thereto, the Administrative Agent and Credit Lyonnais New York Branch, Credit Suisse First Boston and Lehman Commercial Paper, Inc., as co-documentation agents(1)
10.52		Amended and Restated Credit Agreement dated as of August 4, 1999, as Amended and Restated as of February 14, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Lenders party hereto, JPMorgan Chase Bank as Administrative Agent, Collateral Agent and Syndication Agent hereunder, and Credit Lyonnais New York Branch, Credit Suisse First Boston and Lehman Commercial Paper Inc., as co-documentation agents hereunder (included as Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.51 hereto)(1)
10.53		Collateral Sharing Agreement dated as of March 3, 2003, among JPMorgan Chase Bank, as Collateral Agent, Wells Fargo Bank Minnesota, National Association, as Trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC, relating to the 12% Senior Secured Notes due 2010(1)
10.54		Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010(1)
10.55		Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010(1)
10.56		Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010(1)
10.57		Employment Offer Letter dated March 14, 2003, between Semiconductor Components Industries, LLC and Donald Colvin(1)(2)

Exhibit No.	Exhibit Description

18 .	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles (incorporated by reference from Exhibit 18 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)
21.1	List of Significant Subsidiaries(1)
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants(1)
24.1	Powers of Attorney(1)
99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

(b)	Reports on Form 8-K:

During the fourth quarter of 2002 we filed six reports on Form 8-K (1) dated September 30, 2002 and filed October 1, 2002, (2) dated and filed October 2, 2002, (3) dated November 18, 2002 and filed November 19, 2002, (4) dated and filed on November 21, 2002, (5) dated and filed on December 6, 2002, and (6) dated and filed on December 20, 2002.

The September 30, 2002 report was filed pursuant to Items 5 and 7, and provided, in connection with the concurrent filing with the SEC of an exchange offer registration statement on Form S-4 for the registration of $300.0 million principal amount of 12% Senior Secured Notes due 2008, historical audited financial statements of each SCI, LLC (a wholly-owned subsidiary of the Company), ON Semiconductor Trading Ltd. (a indirect wholly-owned subsidiary of the Company) and SCG Malaysia Holdings Sdn. Bhd. (an indirect wholly-owned subsidiary of the Company) pursuant to Rule 3-16 of Regulation S-X. The September 30, 2002 report also provided revised 2001 ON Semiconductor Corporation and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements to include the supplemental disclosures required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” paragraph 61.

The October 2, 2002 report was filed pursuant to Items 5 and 7, reported our request to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, and included as an exhibit a news release dated October 2, 2002 titled “ON Semiconductor Applies To Transfer To Nasdaq SmallCap Market.”

The November 18, 2002 report was filed pursuant to Items 5 and 7, reported the naming of Keith D. Jackson as our President and CEO, and included as an exhibit a news release dated November 18, 2002 titled “Keith Jackson Named President, CEO of ON Semiconductor Corporation.”

The November 21, 2002 report was filed pursuant to Items 5 and 7, reported the appointment of Emmanuel Hernandez to our Board of Directors, and included as an exhibit a news release dated November 21, 2002 titled “ON Semiconductor Elects Tech-Finance Veteran to Board of Directors.”

The December 6, 2002 report was filed pursuant to Items 5 and 7, and provided in connection with the concurrent filing with the SEC of Amendment No. 1 to our exchange offer registration statement for the registration of $300.0 million principal amount of 12% Senior Secured Notes due 2008, (1) audited consolidated financial statements for certain periods or years, as applicable, ending with the fiscal year ending December 31, 2001, of each SCI, LLC (a wholly-owned subsidiary of ON Semiconductor), ON Semiconductor Trading Ltd. (an indirect wholly-owned subsidiary of ON Semiconductor) (“ON Trading”), and SCG Malaysia Holdings Sdn. Bhd. (an indirect wholly-owned subsidiary of ON

Semiconductor) (“Malaysia Holdings”), pursuant to Rule 3-16 of Regulation S-X, which requires separate company financial statements for affiliates whose securities collateralize registered securities if certain significance tests are met; and (2) unaudited consolidated financial statements for SCI, LLC, ON Trading and Malaysia Holdings for the nine months ended September 27, 2002 and September 28, 2001.

The December 20, 2002 report was filed pursuant to Items 5 and 7, and reported certain steps taken by On Semiconductor toward achieving profitability, as included as an exhibit a news release dated December 2002 titled “ON Semiconductor Takes the Next Step Toward Achieving Profitability with more Operations Integration and Cost Reductions.”

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2003

ON SEMICONDUCTOR CORPORATION

By:	/s/ KEITH D. JACKSON

Name: Keith D. Jackson
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson		President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003

/s/ JOHN T. KURTZWEIL John T. Kurtzweil		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2003

* J. Daniel McCranie		Chairman of the Board of Directors	March 24, 2003

* David Bonderman		Director	March 24, 2003

* Richard W. Boyce		Director	March 24, 2003

* Justin T. Chang		Director	March 24, 2003

* Curtis Crawford		Director	March 24, 2003

* William A. Franke		Director	March 24, 2003

* Jerome N. Gregoire		Director	March 24, 2003

* Emmanuel T. Hernandez		Director	March 24, 2003

* John W. Marren		Director	March 24, 2003

*By:	/s/ JOHN T. KURTZWEIL	Attorney in Fact	March 24, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, Keith D. Jackson, certify that:

1. I have reviewed this annual report on Form 10-K of ON Semiconductor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEITH D. JACKSON

Chief Executive Officer

Date: March 24, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, John T. Kurtzweil, certify that:

1. I have reviewed this annual report on Form 10-K of ON Semiconductor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN T. KURTZWEIL

Chief Financial Officer

Date: March 24, 2003

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

/s/ KEITH D. JACKSON President and Chief Executive Officer February 5, 2003	/s/ JOHN T. KURTZWEIL Senior Vice-President, Chief Financial Officer and Treasurer February 5, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of ON Semiconductor Corporation:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 as well as its methods of accounting for sales to distributors, derivative instruments and hedging activities effective January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Phoenix, Arizona

February 5, 2003, except for Note 9
for which the date is March 3, 2003

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2002	2001

	(In millions,
	except share data)
ASSETS
Cash and cash equivalents	$182.4	$179.8
Receivables, net (including $4.7 and $21.3 due from Motorola)	121.6	142.3
Inventories, net	160.0	183.7
Other current assets	36.6	35.8
Deferred income taxes	6.4	9.2

Total current assets	507.0	550.8
Property, plant and equipment, net	454.1	555.5
Deferred income taxes	—	1.3
Investments in and advances to joint ventures	99.3	95.4
Goodwill	77.3	77.3
Intangible asset, net	26.7	38.6
Other assets	38.7	41.5

Total assets	$1,203.1	$1,360.4

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable (including $0.1 and $3.3 payable to Motorola)	$77.4	$111.5
Accrued expenses (including $0.7 and $11.7 payable to Motorola)	99.9	104.5
Income taxes payable	11.0	8.0
Accrued interest	43.6	13.4
Deferred income on sales to distributors	70.8	99.4
Current portion of long-term debt	9.3	12.4

Total current liabilities	312.0	349.2
Long-term debt (including $126.9 and $115.2 payable to Motorola)	1,393.9	1,374.5
Other long-term liabilities	42.9	48.4
Deferred income taxes	2.2	—

Total liabilities	1,751.0	1,772.1

Commitments and contingencies (See Note 17)	—	—

Minority interests in consolidated subsidiaries	4.1	4.1

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; liquidation value — $100.0 plus $10.9 and $2.4 of accrued dividends)	110.1	101.6

Common stock ($0.01 par value, 500,000,000 shares authorized, 176,439,900 and 174,653,586 shares issued and outstanding)	1.8	1.7
Additional paid-in capital	737.4	738.8
Accumulated other comprehensive income (loss)	(34.3)	(32.8)
Accumulated deficit	(1,367.0)	(1,225.1)

Total stockholders’ equity (deficit)	(662.1)	(517.4)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,203.1	$1,360.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In millions except per share
	data)
Total revenues (including $87.7, $98.9 and $206.0 from Motorola)	$1,084.5	$1,214.6	$2,073.9
Cost of sales	799.0	1,000.0	1,355.0

Gross profit	285.5	214.6	718.9

Operating expenses:
Research and development	67.9	80.9	69.2
Selling and marketing	61.2	74.8	100.1
General and administrative	102.1	130.9	233.4
Amortization of intangibles	11.9	22.6	16.8
Write-off of acquired in-process research and development	—	—	26.9
Restructuring and other	27.7	150.4	4.8

Total operating expenses	270.8	459.6	451.2

Operating income (loss)	14.7	(245.0)	267.7

Other income (expenses):
Interest expense, net	(145.2)	(133.5)	(131.2)
Equity in earnings of joint ventures	3.9	4.0	4.4
Gain on sale of investment in joint venture	—	3.1	—

Other income (expenses), net	(141.3)	(126.4)	(126.8)

Income (loss) before income taxes, extraordinary loss and cumulative effect of accounting change	(126.6)	(371.4)	140.9
Income tax provision	(8.8)	(345.7)	(50.1)
Minority interests	—	2.1	(2.2)

Net income (loss) before extraordinary loss and cumulative effect of accounting change	(135.4)	(715.0)	88.6
Extraordinary loss on debt prepayment (net of income taxes of $0 in 2002 and $11.7 in 2000)	(6.5)	—	(17.5)
Cumulative effect of accounting change (net of income taxes of $38.8)	—	(116.4)	—

Net income (loss)	(141.9)	(831.4)	71.1
Less: Accretion of beneficial conversion feature relating to the convertible redeemable preferred stock	—	(13.1)	—
Less: Redeemable preferred stock dividends	(8.5)	(2.4)	(8.8)

Net income (loss) applicable to common stock	$(150.4)	$(846.9)	$62.3

Earnings (loss) per common share:
Basic:
Net income (loss) available for common stock before extraordinary loss and cumulative effect of accounting change	$(0.82)	$(4.21)	$0.50
Extraordinary loss on debt prepayment	(0.04)	—	(0.11)
Cumulative effect of accounting change	—	(0.67)	—

Net income (loss) available for common stock	$(0.86)	$(4.88)	$0.39

Diluted:
Net income (loss) available for common stock before extraordinary loss and cumulative effect of accounting change	$(0.82)	$(4.21)	$0.49
Extraordinary loss on debt prepayment	(0.04)	—	(0.11)
Cumulative effect of accounting change	—	(0.67)	—

Net income (loss) available for common stock	$(0.86)	$(4.88)	$0.38

Weighted average common shares outstanding:
Basic	175.6	173.6	160.2

Diluted	175.6	173.6	165.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
			Additional	Accumulated Other
	Number of	At	Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total

	(In millions, except share data)
Balances at December 31, 1999	136,666,666	$1.4	$204.2	$2.7	$(456.0)	$(247.7)
Shares issued in connection with initial public offering	34,500,000	0.3	514.4	—	—	514.7
Stock options exercised	601,646	—	0.9	—	—	0.9
Tax benefit of stock option exercises	—	—	3.3	—	—	3.3
Stock compensation expense	—	—	0.7	—	—	0.7
Redeemable preferred stock dividends	—	—	—	—	(8.8)	(8.8)
Shares issued under employee stock purchase plan	978,123	—	6.9	—	—	6.9
Comprehensive income (loss):
Net income	—	—	—	—	71.1	71.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(3.1)	—	(3.1)
Additional minimum pension liability	—	—	—	(0.3)	—	(0.3)

Other comprehensive loss	—	—	—	(3.4)		(3.4)

Comprehensive income	—	—	—	—	—	67.7

Balances at December 31, 2000	172,746,435	1.7	730.4	(0.7)	(393.7)	337.7
Stock options exercised	648,132	—	0.9	—	—	0.9
Tax benefit of stock option exercises	—	—	0.7	—	—	0.7
Stock compensation expense	—	—	5.0	—	—	5.0
Redeemable preferred stock dividends	—	—	(2.4)	—	—	(2.4)
Shares issued under the employee stock purchase plan	1,259,019	—	4.2	—	—	4.2
Beneficial conversion feature relating to convertible redeemable preferred stock	—	—	13.1	—	—	13.1
Accretion of beneficial conversion feature relating to convertible redeemable preferred stock	—	—	(13.1)	—	—	(13.1)
Comprehensive income (loss):
Net loss	—	—	—	—	(831.4)	(831.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(3.9)	—	(3.9)
Additional minimum pension liability	—	—	—	(13.5)	—	(13.5)
Cumulative effect of accounting change	—	—	—	(5.7)	—	(5.7)
Effects of cash flow hedges	—	—	—	(9.0)	—	(9.0)

Other comprehensive loss	—	—	—	(32.1)	—	(32.1)

Comprehensive loss	—	—	—	—	—	(863.5)

Balances at December 31, 2001	174,653,586	1.7	738.8	(32.8)	(1,225.1)	(517.4)
Stock options exercised	757,185	0.1	1.1	—	—	1.2
Tax benefit of stock option exercises	—	—	0.1	—	—	0.1
Stock compensation expense	—	—	4.5	—	—	4.5
Redeemable preferred stock dividends	—	—	(8.5)	—	—	(8.5)
Shares issued under the employee stock purchase plan	1,029,129	—	1.4	—	—	1.4
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(141.9)	(141.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	2.3	—	2.3
Additional minimum pension liability	—	—	—	(5.8)	—	(5.8)
Unrealized losses on deferred compensation plan investments	—	—	—	(0.6)	—	(0.6)
Effects of cash flow hedges	—	—	—	2.6	—	2.6

Other comprehensive loss				(1.5)	—	(1.5)

Comprehensive loss	—	—	—	—	—	(143.4)

Balances at December 31, 2002	176,439,900	$1.8	$737.4	$(34.3)	$(1,367.0)	$(662.1)

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In millions)
Cash flows from operating activities:
Net income (loss)	$(141.9)	$(831.4)	$71.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	133.4	165.8	158.9
Write-off of acquired in-process research and development	—	—	26.9
Extraordinary loss on debt prepayment	6.5	—	29.2
Cumulative effect of accounting change	—	155.2	—
Amortization of debt issuance costs and debt discount	8.1	6.0	5.9
Provision for excess inventories	16.0	50.9	44.1
Non-cash impairment of property, plant and equipment	12.4	56.2	—
Non-cash interest on junior subordinated note payable to Motorola	11.7	10.7	9.6
Undistributed earnings of unconsolidated joint ventures	(3.9)	(4.0)	(4.4)
Gain on sale of investment in joint venture	—	(3.1)	—
Deferred income taxes	6.4	317.1	(11.6)
Stock compensation expense	4.5	5.0	0.7
Other	0.4	(2.0)	2.4
Changes in assets and liabilities:
Receivables	21.4	129.4	0.3
Inventories	8.0	23.1	(77.2)
Other assets	(5.1)	(4.6)	(25.2)
Accounts payable	(34.3)	(62.8)	47.1
Accrued expenses	(6.5)	(62.2)	44.2
Income taxes payable	3.1	(13.9)	(4.8)
Accrued interest	19.8	5.7	(12.2)
Deferred income on sales to distributors	(28.6)	(82.8)	—
Other long-term liabilities	(0.8)	4.4	(3.7)

Net cash provided by (used in) operating activities	30.6	(137.3)	301.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(26.5)	(117.9)	(198.8)
Investment in business, net of cash acquired	—	—	(253.2)
Investments in and advances to joint ventures	—	(5.5)	(32.5)
Acquisition of minority interests in consolidated subsidiaries	—	(0.1)	(1.5)
Proceeds from sale of investment in joint venture	—	20.4	—
Proceeds from sales of property, plant and equipment	4.5	13.8	18.1

Net cash used in investing activities	(22.0)	(89.3)	(467.9)

Cash flows from financing activities:
Proceeds from debt issuance	290.7	—	—
Proceeds from initial public offering, net of offering expenses	—	—	514.8
Proceeds from senior credit facilities and other borrowings	—	125.0	226.1
Proceeds from issuance of common stock under the employee stock purchase plan	1.4	4.2	6.9
Proceeds from stock option exercises	1.2	0.9	0.9
Proceeds from issuance of convertible, redeemable preferred stock, net of issuance costs	—	99.2	—
Payment of capital lease obligation	(1.1)	(1.9)	—
Payment of debt issuance costs	(12.1)	(5.1)	(3.2)
Repayment of senior credit facilities, including prepayment penalty in 2000	(287.1)	(5.6)	(131.5)
Repayment of senior subordinated notes, including prepayment penalty	—	—	(156.8)
Redemption of redeemable preferred stock, including accrued dividends	—	—	(228.4)

Net cash provided by (used in) financing activities	(7.0)	216.7	228.8

Effect of exchange rate changes on cash and cash equivalents	1.0	0.8	(0.1)

Net increase (decrease) in cash and cash equivalents	2.6	(9.1)	62.1
Cash and cash equivalents, beginning of period	179.8	188.9	126.8

Cash and cash equivalents, end of period	$182.4	$179.8	$188.9

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

      On August 4, 1999, the Company was recapitalized and certain related transactions were effected pursuant to an agreement among ON Semiconductor Corporation, its principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (“TPG”). As a result of the Recapitalization, an affiliate of TPG owned approximately 91% and Motorola owned approximately 9% of the outstanding common stock of the Company. In addition, as part of these transactions, TPG received 1,500 shares and Motorola received 590 shares of the Company’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by SCI LLC. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of TPG totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400.0 million of 12% senior subordinated notes due August 2009. Because TPG’s affiliate did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

Note 2:     Liquidity

      During the year ended December 31, 2002, the Company incurred a net loss of $141.9 million compared to a net loss of $831.4 million in 2001 and net income of $71.1 million in 2000. The Company’s net results included restructuring and other of $27.7 million, $150.4 million and $4.8 million in 2002, 2001 and 2000, respectively, as well as interest expense of $145.2 million, $133.5 million and $131.2 million, respectively. The Company’s operating activities provided cash of $30.6 million in 2002 and $301.3 million in 2000 and used cash of $137.3 million in 2001.

      At December 31, 2002, the Company had $182.4 million in cash and cash equivalents, net working capital of $195.0 million, term or revolving debt of $1,403.2 million and a stockholders’ deficit of $662.1 million. The Company’s long-term debt includes $701.6 million under its senior bank facilities; $291.4 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $126.9 million under a 10% junior subordinated note payable to Motorola due 2011; and, $23.3 million under a note payable to a Japanese bank due 2010. The Company was in compliance with all of the covenants contained in its various debt agreements as of December 31, 2002 and expects to remain in compliance over the next twelve months.

      The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its credit agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may beyond its control.

      If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Although there can be no assurance, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2003. To the extent that results

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

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

Reclassifications

      Certain amounts have been reclassified to conform with the current year presentation.

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

Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior twelve months.

      These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions as well as the Company’s design activities can cause certain of its products to become obsolete.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-40 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods. A vast majority of the machinery and equipment currently in use is depreciated on a straight-line basis over a useful life of 5 years. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

      The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price of the Cherry acquisition described in Note 6 over the estimated fair value of the net assets acquired and was being amortized on a straight line basis over its estimated useful life of ten years until January 1, 2002 when the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” The Company also acquired certain intangible assets in the Cherry acquisition that are being amortized on a straight line basis over estimated useful lives of five years.

      Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis during the fourth quarter of each year.

Debt Issuance Costs

      Debt issuance costs are capitalized and amortized over the terms of the underlying agreements. Upon prepayment of debt, the related unamortized debt issuance costs are charged to operations. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets.

Revenue Recognition

      The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers, and distributors. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances.

      Prior to January 1, 2001, the Company recognized revenue on distributor sales when title passed to the distributor. Provisions were recorded at that time for estimated sales returns as well as for other related sales costs and allowances. Effective January 1, 2001, the Company changed its revenue recognition policy for distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change eliminated the need to provide for estimated sales returns from distributors. Title to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

Research and Development Costs

      Research and development costs are expensed as incurred.

Stock-Based Compensation

      The Company accounts for employee stock options relating to its common stock in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”)”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

      Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for 2002, 2001, and 2000 would have been reduced (increased) to the pro forma amounts indicated below (in millions except share data):

	Year Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$(141.9)	$(831.4)	$71.1
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4.5	3.7	0.5
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(21.3)	(18.6)	(7.4)

Pro forma net income (loss)	$(158.7)	$(846.3)	$64.2

Earnings per share:
Basic — as reported	$(0.86)	$(4.88)	$0.39

Basic — pro forma	$(0.95)	$(4.96)	$0.35

Diluted — as reported	$(0.86)	$(4.88)	$0.38

Diluted — pro forma	$(0.95)	$(4.96)	$0.33

      The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2002	2001	2000

Expected life (in years)	5	5	5
Risk-free interest rate	4.15%	4.82%	6.41%
Volatility	0.70	0.70	0.60

Employee Stock Purchase Plan	2002	2001	2000

Expected life (in years)	0.25	0.25	0.33
Risk-free interest rate	1.71%	4.26%	6.20%
Volatility	0.70	0.70	0.60

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The weighted-average estimated fair value of employee stock options granted during 2002, 2001 and 2000 was $1.91, $3.25 and $8.04 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2002, 2001 and 2000 was $0.60, $1.24 and $3.73, respectively.

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

      In determining the amount of the valuation allowance, estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction are considered. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for the majority of the Company’s deferred tax assets Additionally, throughout 2002, no incremental deferred tax benefits were recognized. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

     Foreign Currencies

      Most of the Company’s foreign subsidiaries deal primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions. The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholder’s equity (deficit).

     Defined Benefit Plans

      The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgement, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying valued and depreciated over the assets’ remaining useful life. The Company

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not expect the implementation of SFAS No. 143 to have a material effect on its results of operations.

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company’s adoption of SFAS No. 144 did not impact its financial condition or results of operations.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003. While the adoption of SFAS No. 145 will require reclassifications of amounts within the Company’s statement of operations, there will be no impact on the Company’s financial condition, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 7 “Balance Sheet Information.” The Company does not expect the adoption of FIN No. 45 to have a material effect on its financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. Additionally, certain transitional disclosures are required immediately if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective. The Company is currently evaluating the effect that the adoption of FIN No. 46 will have on the accounting for its investment in Leshan-Phoenix Semiconductor Ltd. (“Leshan”) as well as the related impact on its results of operations and financial condition. The Company has included the transitional disclosures required by FIN No. 46 in Note 8, “Investment in Joint Ventures.”

Note 4:     Accounting Changes

     Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      The Company’s goodwill at January 1, 2002 totaled $77.3 million and relates to the Cherry acquisition described in Note 6. As a result of the adoption of SFAS No. 142, the Company discontinued amortization of the Cherry goodwill at the beginning of 2002. During the first quarter of 2002, the Company identified its various reporting units, which correspond with its four product lines, and allocated its assets and liabilities to such reporting units. The goodwill relating to the Cherry acquisition was specifically identified with and included in the Company’s Power Management and Standard Analog reporting unit. During the second quarter of 2002, the Company completed the first step of its transitional goodwill impairment test and determined that the estimated fair value of the Power Management and Standard Analog reporting unit as of January 1, 2002 exceeded the reporting unit’s carrying amount by a substantial amount. As a result, an impairment of the Cherry goodwill as of that date was not indicated and completion of the second step test was not required. The Company updated its goodwill impairment analysis during the fourth quarter of 2002 and determined that a related impairment did not exist.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The following table, with comparable actual amounts, sets forth the pro forma effects on net income (loss) and earnings per share assuming that the Company had adopted the provisions of SFAS No. 142 at the date of the Cherry acquisition in April 2000:

	Year Ended December 31,

	As reported	As reported	Pro forma	As reported	Pro forma
	2002	2001	2001	2000	2000

Reported net income (loss) before extraordinary loss and cumulative effect of accounting change	$(135.4)	$(715.0)	$(715.0)	$88.6	$88.6

Add back: Goodwill amortization, net of tax			10.7		7.7

Pro forma net income (loss) before extraordinary loss and cumulative effect of accounting change			$(704.3)		$96.3

Reported net income (loss)	$(141.9)	$(831.4)	$(831.4)	$71.1	$71.1

Add back: Goodwill amortization, net of tax			10.7		7.7

Pro forma net income (loss)			$(820.7)		$78.8

Reported basic earnings (loss) per share before extraordinary loss and cumulative effect of accounting change	$(0.82)	$(4.21)	$(4.21)	$0.50	$0.50

Add back: Goodwill amortization, net of tax			0.06		0.05

Pro forma basic earnings (loss) per share before extraordinary loss and cumulative effect of accounting change			$(4.15)		$0.55

Reported basic earnings (loss) per share	$(0.86)	$(4.88)	$(4.88)	$0.39	$0.39

Add back: Goodwill amortization, net of tax			0.06		0.05

Pro forma basic earnings (loss) per share			$(4.82)		$0.44

Reported diluted earnings (loss) per share before extraordinary loss and cumulative effect of accounting change	$(0.82)	$(4.21)	$(4.21)	$0.49	$0.49

Add back: Goodwill amortization, net of tax			0.06		0.05

Pro forma diluted earnings (loss) per share before extraordinary loss and cumulative effect of accounting change(1)			$(4.15)		$0.53

Reported diluted earnings (loss) per share	$(0.86)	$(4.88)	$(4.88)	$0.38	$0.38

Add back: Goodwill amortization, net of tax			0.06		0.05

Pro forma diluted earnings (loss) per share(1)			$(4.82)		$0.42

(1)	Certain amounts may not total due to rounding of individual components.

     Revenue Recognition

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

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

      The impact of the accounting change for periods prior to 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share net of income taxes) and is reflected as the cumulative effect of change in accounting principle in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2001. The accounting change resulted in an increase in revenues of $116.6 million and a reduction in net loss of $53.1 million ($0.30 per share) for the year ended December 31, 2001.

      The estimated pro forma effects of the accounting change for the year ended December 31, 2000 are as follows (in millions except per share data):

As reported:
Revenues	$2,073.9
Net income (loss) before extraordinary loss	88.6
Net income (loss)	71.1
Basic net income (loss) before extraordinary loss per share	$0.50
Basic net income (loss) per share	$0.39
Diluted net income (loss) before extraordinary loss per share	$0.49
Diluted net income (loss) per share	$0.38
Pro forma amounts reflecting the accounting change applied retroactively:
Revenues	$1,958.7
Net income (loss) before extraordinary loss	48.3
Net income (loss)	30.8
Basic net income (loss) before extraordinary loss per share	$0.25
Basic net income (loss) per share	$0.14
Diluted net income (loss) before extraordinary loss per share	$0.24
Diluted net income (loss) per share	$0.13

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

instruments are recorded as assets or liabilities with gains and losses offsetting the losses and gains on the underlying assets or liabilities. The adoption of SFAS 133 did not impact the Company’s accounting and reporting for these derivative instruments.

Note 5:     Restructuring and Other

      The activity related to the Company’s restructuring program is as follows (in millions):

	Reserve			Reserve				Reserve
	Balance at	2001	2001	Balance at	2002	2002	2002	Balance at
	12/31/2000	Charges	Usage	12/31/2001	Charges	Usage	Adjustments	12/31/02

	$0.7	$—	$(0.7)	$—	—	—	—	$—
December 2002 Restructuring
Cash employee separations charges					10.1	(0.2)	—	9.9
Cash exit costs					1.8	—	—	1.8
Non-cash fixed asset write-offs					1.0	(1.0)	—	—

December 2002 Restructuring reserve balance	—			—				11.7

June 2002 Restructuring
Cash employee separations charges	—	—	—	—	2.9	(2.5)	—	0.4
Cash exit costs	—	—	—	—	2.8	(1.3)	—	1.5
Non-cash fixed asset write-offs	—	—	—	—	8.4	(8.4)	—	—
Non-cash stock compensation charges	—	—	—	—	1.0	(1.0)	—	—

June 2002 Restructuring reserve balance	—			—				1.9

March 2002 Restructuring
Cash employee separations charges	—	—	—	—	7.0	(4.3)	0.3	3.0
Non-cash stock compensation charges	—	—	—	—	0.2	(0.2)	—	—

March 2002 Restructuring reserve balance	—			—				3.0

December 2001 Restructuring
Cash employee separations charges	—	4.0	(1.8)	2.2	—	(2.1)	—	0.1
Non-cash fixed asset write-offs	—	11.1	(11.1)	—	—	—	—	—
Non-cash stock compensation and pension charges	—	1.5	(1.5)	—	—	—	—	—

December 2001 Restructuring reserve balance	—			2.2				0.1

June 2001 Restructuring
Cash employee separations charges	—	36.4	(29.6)	6.8	—	(5.7)	0.6	1.7
Cash exit costs	—	10.0	—	10.0	—	(8.1)	(0.8)	1.1
Fixed asset write-offs	—	42.2	(42.2)	—	—	—	—	—
Stock compensation and pension charges	—	7.2	(7.2)	—	—	—	—	—

June 2001 Restructuring reserve balance	—			16.8				2.8

March 2001 Restructuring
Cash employee separations charges	—	31.3	(30.5)	0.8	—	(0.7)	(0.1)	—
Non-cash fixed asset write-offs	—	2.9	(2.9)	—	—	—	—	—

March 2001 Restructuring reserve balance	—			0.8				—

	$0.7	$146.6	$(127.5)	$19.8	$35.2	$(35.5)	$(0.0)	$19.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The following table reconciles the restructuring activity in the table above to the “Restructuring and other” caption on the Statement of Operations and Comprehensive Loss for the years ended December 31, 2002 and 2001, respectively (in millions):

Year Ended
December 31, 2002

2002 restructuring charges	$35.2
Plus: Additional charges related to Guadalajara (June 2001 Restructuring) and France (March 2002 Restructuring)	1.9
Less: Reserves released during the period	(1.9)
Plus: Charges related to the termination of executive officers (December 2002)	4.9
Less: Motorola gain	(12.4)

Restructuring and other	$27.7

Year Ended
December 31, 2001

2001 restructuring charges	$146.6
Plus: Charges related to the termination of an executive officer (March 2001)	3.8

Restructuring and other	$150.4

December 2002 Restructuring Program

      In December 2002, the Company recorded a $12.6 million (net of a $0.6 adjustment) restructuring charge. The charge included $10.1 million to cover employee separation costs relating the termination of approximately 300 employees, $1.0 million of asset impairments and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and are expected to be completed by December 2003 and will impact both manufacturing and non-manufacturing personnel mainly in the United States. The asset impairments relate to the closure of a production line and an abandoned capital equipment project in the Czech Republic. The charge also included an additional $0.3 million reserve related to headcount reduction in Toulouse, France that was part of the March 2002 restructuring program. The $0.6 adjustment related to release of previous reserves associated with our March 2001 and June 2001 restructuring programs due the Company’s analysis estimated costs to complete those programs. As of December 31, 2002 the remaining liability relating to this restructuring was $11.7 million.

      In December 2002, the Company also recorded a $4.9 million charge to cover the costs associated with the separation of two of its executive officers. In connection with the separation, the Company reserved $2.0 million related to the cash portion of the related separation agreements. In addition, the Company agreed to modify the vesting and exercise period for a portion of the executives’ stock options. This modification resulted in a non-cash stock compensation charge of $2.9 million with an offsetting credit to additional paid-in capital.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The employee separation costs reflected further reductions in general and administrative staffing levels and included $1.0 million of non-cash stock compensation charges associated with the modification of stock options for certain terminated employees. As of December 31, 2002, all impacted employees had been terminated, and the Company currently expects that the remaining employee separation cost reserve of $0.4 million will be paid out by June 30, 2003.

      As a result of continuing economic conditions, the Company determined that certain manufacturing equipment purchase and supply agreements were no longer economical to complete and recorded estimated termination charges of $2.8 million during the second quarter of 2002. As of December 31, 2002, the Company had settled certain of these obligations with payments of $1.3 million and is currently in discussions to settle its remaining obligations.

      During the second quarter of 2002, the Company identified certain manufacturing equipment that would no longer be used internally and recorded a charge of $7.0 million to write-down the remaining carrying value to its estimated net realizable value. Additionally, the Company determined that it would not invest the capital required to complete an equipment project and recorded a charge of $1.4 million to write-off the carrying value of the related project.

      During the second quarter of 2002, the Company reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million which resulted in a related gain of $12.4 million (see Note 18 “Related Party Transactions” for further details of the Motorola settlement). The Company also recorded a $1.2 million reversal of amounts previously provided in connection with the June 2001 restructuring program as a result of favorable negotiated contract termination costs.

March 2002 Restructuring Program

      In March 2002, the Company recorded a $7.1 million (net of a $0.1 million adjustment) charge to cover employee separation costs relating to the termination of approximately 72 employees. Approximately $5.0 million of this charge is attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia. The relocation of these functions is currently expected to be completed by June 30, 2003. The remaining $2.2 million relates to reductions in selling, general and administrative personnel primarily in the U.S. The March 2002 charge also included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. As discussed previously, the Company recorded an additional $0.3 million in employee separation costs relating to the relocation of the administrative functions in Toulouse, France during the fourth quarter of 2002 as a result of its reevaluation of remaining costs to be incurred. As of December 31, 2002, 51 employees have been terminated under this program and the Company currently expects that the remaining terminations will be completed by June 30, 2003. As of December 31, 2002 the remaining liability relating to this restructuring was $3.0 million.

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

      The employee separation costs reflected reductions in selling, general and administrative staffing levels in the U.S., United Kingdom, Germany, France and Singapore and included $0.2 million of non-cash charges associated with the modification of stock options for certain terminated employees as well as $1.3 million for additional pension charges related to the terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet.) As of December 31, 2002, all

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

impacted employees had been terminated and the Company currently expects that the remaining reserve of $0.1 million will be paid out by March 2003.

      The $11.1 million charge related to the write-off of certain property and equipment located in Phoenix, Arizona that the Company determined would no longer be utilized as a result of the its restructuring activities.

June 2001 Restructuring Program

      In June 2001, the Company recorded charges totaling $95.8 million for costs associated with its worldwide restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its manufacturing and distribution operations to meet declining customer demand. The programs included the phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility by June 2002, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors by June 2002 and December 2001, respectively, and the shutdown of the Company’s Hong Kong Distribution Center and the transfer of related functions to its Singapore Distribution Center. The charge included $36.4 million to cover employee separation costs associated with the termination of approximately 3,200 employees, $1.1 million of non-cash charges associated with the modification of stock options for certain terminated employees and $6.1 million for additional pension charges related to terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet). As of December 31, 2002, all but 10 employees had been terminated under the June 2001 restructuring program. The remaining employees are located at the Company’s Guadalajara facility. Manufacturing operations in Guadalajara ceased in June 2002 as originally planned; however, various administrative activities relating to the plant closure remain. The Company currently expects that these activities will be completed by March 31, 2003.

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

      The June 2001 charge also included $10.0 million to cover certain exit costs relating to facility closure and contract terminations including $2.8 million for expected facility clean up activities, $1.0 million for equipment disposal fees, $2.0 million for equipment purchase cancellations and $4.2 million for other contract cancellations. As discussed previously, the Company recorded an additional $1.0 million in exit costs and $0.6 in employee separation costs relating to the Guadalajara manufacturing facility during the second quarter of 2002 as a result of its reevaluation of remaining costs to be incurred with respect to the closure of that facility. As previously mentioned, the Company currently expects that the remaining exit activities will be completed

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

by March 31, 2003. As of December 31, 2002 the remaining liability relating to this restructuring program was $2.8 million.

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

2000 Restructuring Program

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The Cherry acquisition was accounted for using the purchase method of accounting and, as a result, the purchase price and related costs were allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on management estimates as follows (in millions):

Fair value of tangible net assets	$71.3
Developed technology	59.3
In-process research and development	26.9
Assembled workforce	10.0
Excess of purchase price over estimated fair value of net assets acquired (goodwill)	85.7

$253.2

      Developed technology is being amortized on a straight-line basis over an estimated useful life of five years. Goodwill was being amortized on a straight-line basis over an estimated useful life of ten years; however, as mentioned previously, such amortization was discontinued January 1, 2002 upon the adoption of SFAS 142. Additionally, assembled workforce was being amortized over an estimated useful life of five years, however assembled workforce does not meet the requirements for an intangible asset apart from goodwill. Accordingly, upon adoption of SFAS 142, the Company reclassified the unamortized balance of assembled workforce to goodwill and the related amortization was discontinued.

      The fair value of the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made in using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of the acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a stand-alone basis. Operating margins were based on cost of goods sold and selling, general and administrative expenses as a percentage of revenues. All projected revenue and cost information was based on historical results and trends and did not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from the acquired in-process research and development was 20%, which was derived from a weighted average cost of capital analysis increased to reflect additional risks inherent in the development life cycle.

      At the date of acquisition, in-process research and development consisted of sixty-five projects that had not yet reached technological feasibility and for which no alternative future uses had been identified. Accordingly, the estimated fair value of these projects was expensed as of the acquisition date. Such projects were approximately 70% to 80% complete at the date of the acquisition. The estimated cost to complete these projects at that date was approximately $4.1 million. Of the sixty-five projects in process at the date of acquisition, the Company completed thirty-one projects, abandoned twenty-nine projects and are in the process of completing the remaining five projects, which have an estimated completion cost of $0.5 million. Subsequent to the acquisition date, the Company experienced an industry downturn that required it to scale back research and development activities. Due to the decline in product demand subsequent to the acquisition, 2002 revenues associated with the completed projects were approximately $12.5 million, or 30% of the amount originally forecasted for all acquired in-process research and development projects at the date of acquisition.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

Note 7:     Balance Sheet Information

      Balance sheet information is as follows (in millions):

	December 31,

	2002	2001

Receivables, net:
Accounts receivable	$123.5	$144.6
Less: Allowance for doubtful accounts	(1.9)	(2.3)

	$121.6	$142.3

Inventories, net:
Raw materials	$15.5	$14.4
Work in process	106.3	139.9
Finished goods	81.9	80.7

Total inventory	203.7	235.0
Less: Inventory reserves	(43.7)	(51.3)

	$160.0	$183.7

Property, plant and equipment, net:
Land	$11.7	$11.4
Buildings	449.6	505.3
Machinery and equipment	793.3	955.2

Total property, plant and equipment	1,254.6	1,471.9
Less: Accumulated depreciation	(800.5)	(916.4)

	$454.1	$555.5

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Intangible asset, net:
Developed technology	$59.3	$59.3
Less: Accumulated amortization	(32.6)	(20.7)

	$26.7	$38.6

Other assets:
Debt issuance costs	$33.7	$35.2
Other	5.0	6.3

	$38.7	$41.5

Accrued expenses:
Accrued payroll	$27.5	$28.2
Sales related reserves	14.1	15.0
Restructuring reserves	19.5	19.8
Other	38.8	41.5

	$99.9	$104.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

	December 31,

	2002	2001

Other long-term liabilities:
Accrued retirement benefits	$33.7	$25.0
Cash flow hedge liability	8.2	12.2
Other	1.0	11.2

	$42.9	$48.4

Other comprehensive loss:
Foreign currency translation adjustments	$(2.0)	$(4.3)
Additional minimum pension liability	(19.6)	(13.8)
Net unrealized losses and adjustments related to cash flow hedges	(12.1)	(14.7)
Unrealized losses on deferred compensation plan investments	(0.6)	—

	$(34.3)	$(32.8)

      Depreciation expense totaled $115.2, $135.0 and 135.8 million for 2002, 2001 and 2000, respectively. Amortization expense related to the developed technology totaled $11.9, $11.6, and $9.1 million in 2002, 2001 and 2000, respectively.

      Estimated amortization expense for the intangible asset is as follows:

Year ended December 31,
2003	$11.9
2004	11.9
2005	2.9

$26.7

      The activity related to our warranty reserves for 2000, 2001 and 2002 follows:

Balance as of December 31, 1999	$2.1
Accruals	2.4
Usages	(1.0)

Balance as of December 31, 2000	$3.5

Accruals	0.1
Usages	(0.6)

Balance as of December 31, 2001	$3.0

Accruals	0.1
Usages	(0.4)

Balance as of December 31, 2002	$2.7

Note 8:     Investments in Joint Ventures

      Leshan-Phoenix Semiconductor Company Ltd. (“Leshan”) operates a back-end manufacturing facility in Leshan, China. The Company owns a majority of the outstanding equity interests in the Leshan joint venture while a Chinese state owned enterprise named Leshan Radio Company Ltd., owns the remaining interests. Due to certain rights held by this minority shareholder, the Company does not exercise control over Leshan normally commensurate with majority ownership and therefore, accounts for its investment using the equity method.

      Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder. These requests represent a purchase commitment by the respective

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

shareholders, however, each shareholder may elect to pay the cost associated with the unused capacity (generally equal to the fixed cost of the capacity), in lieu of the commitment. The Company provides forecasted needs to Leshan on a periodic basis, an approximate six-month cycle, which are used to establish pricing over the forecasted period. The Company committed to purchase 85%, 81% and 86% of the total products produced by Leshan in 2002, 2001 and 2000, respectively, and is currently committed to purchase 82% of the product produced by Leshan in 2003. In 2002, 2001 and 2000, respectively, the Company made actual purchases of 76%, 43% and 91% of Leshan’s production and, as a result, incurred $1.5 million and $6.4 million of unused capacity charges in 2002 and 2001, respectively.

      The Company’s investment in Leshan was $35.7 million and $31.2 million at December 31, 2002 and 2001, respectively. The Company’s equity in Leshan’s earnings totaled $4.5 million, $4.0 million and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Summarized financial information for Leshan is as follows (in millions):

	December 31,

	2002	2001

Current assets	$26.0	$18.3
Noncurrent assets	131.2	131.0

Total assets	$157.2	$149.3

Current liabilities	$15.4	$14.8
Noncurrent liabilities	83.3	83.3
Venture equity	58.6	51.2

Total liabilities and equity	$157.3	$149.3

	Year Ended December 31,

	2002	2001	2000

Net sales	$101.3	$58.0	$77.8
Gross profit	11.0	5.4	10.1
Net income	7.3	6.5	5.4

      In connection with the Recapitalization described in Note 1, the Company loaned Leshan $28.3 million to refinance third-party non-recourse loans. During 2001 and 2000, the Company loaned Leshan an additional $5.0 million and $30.0 million, respectively, to finance facility expansion. Such loans, which totaled $63.3 million at December 31, 2002 and 2001, are included in the investments in and advances to joint ventures in the consolidated balance sheet. The Company’s loans to Leshan bear interest at 3.5%, payable quarterly, and mature at various dates through December 31, 2006.

      At December 31, 2002, the Company’s exposure to losses related to Leshan included its $35.7 million equity investment in addition to the $63.3 million loan outstanding.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

Note 9:     Long-Term Debt

      Long-term debt consists of the following (dollars in millions):

		December 31, 2002		December 31, 2001

	Amount of	Interest		Interest
	Facility	Rate	Balance	Rate	Balance

Senior Bank Facilities:
Tranche A	$200.0	6.4375%	$6.6	8.4375%	$17.0
Tranche B	325.0	6.4375%	209.9	8.4375%	312.5
Tranche C	350.0	6.4375%	226.0	8.4375%	336.5
Tranche D	200.0	6.4375%	134.1	8.4375%	197.7
Revolver	150.0	6.4375%	125.0	8.4375%	125.0

			701.6		988.7
12% Senior Secured Notes due 2008, interest payable semi-annually, net of debt discount of $8.6			291.4
12% Senior Subordinated Notes due 2009, interest payable semi-annually			260.0		260.0
10% Junior Subordinated Note to Motorola due 2011, interest compounded semi-annually, payable at maturity			126.9		115.2
2.25% Note payable to Japanese bank due 2010			23.3		21.9
Capital lease obligation			—		1.1

			1,403.2		1,386.9
Less: Current maturities			(9.3)		(12.4)

			$1,393.9		$1,374.5

     Senior Bank Facilities

      Borrowings under the senior bank facilities, which bear interest at rates selected by the Company based on either LIBOR or an alternative base rate, as defined, plus an interest rate spread, amortize within three to five years. As of December 31, 2002, the senior bank facilities contained a $150.0 million revolving line of credit. Borrowings of $125.0 million and letters of credit totaling $17.1 million were outstanding against the line of credit at December 31, 2002 leaving $7.9 million of availability at that date. As discussed below, $62.5 million of borrowings outstanding under the revolving line of credit were converted to a new Tranche R term loan in February 2003 pursuant to amendments to the senior bank facilities made in connection with the issuance of the Company’s 12% first-lien senior secured notes due 2010 (the “First-Lien Notes”). Additionally, the Company used $180.9 million of the net cash proceeds from the issuance of the First-Lien Notes to prepay a portion of the senior bank facilities, including $25.0 million of which proceeds were used to repay borrowings then outstanding under the revolving line of credit and permanently reduce the commitments thereunder by such amount. As described in Note 15, the Company hedges a portion of the interest rate risk associated with the senior bank facilities.

      At June 29, 2001, the Company was not in compliance with the interest expense coverage and leverage ratio requirements under its senior bank facilities. On August 13, 2001, the Company received a waiver in respect to such non-compliance at June 29, 2001 and in respect of any future non-compliance with such covenants through December 31, 2002. In connection with such waiver, the Company amended its senior bank facilities to, among other things, reduce interest expense coverage and increase leverage ratio requirements through December 31, 2005, add minimum cash and EBITDA level covenants through December 31, 2002,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

require the Company to obtain $100 million through an equity investment from TPG (See Note 11), increase the required interest rate spreads applicable to outstanding borrowings (“supplemental interest”), and, to revise certain mandatory prepayment provisions contained in the original agreement.

      In connection with the issuance of the 12% second-lien senior secured notes due 2008 (the “Second-Lien Notes”) described below, the Company amended its senior bank facilities on April 17, 2002 to, among other things, permit the issuance of the Second-Lien Notes, eliminate interest expense coverage and leverage ratio requirements through December 31, 2003 and to reduce the minimum interest expense coverage ratio requirement and increase the maximum leverage ratio requirements for the period from January 1, 2004 through June 30, 2006, extend the minimum cash and EBITDA level covenants through December 31, 2003, permit the redemption of up to 35% of the Second-Lien Notes with net proceeds of any equity offerings on or prior to May 15, 2005, allow certain asset sales and to permit borrowings of up to $100.0 million by or for the benefit of the Company’s Leshan joint venture so long as the related proceeds are used to prepay loans under the senior bank facilities. The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2002.

      In connection with the issuance of the First-Lien Notes described below, the Company amended its senior bank facilities effective as of February 14, 2003 to, among other things, permit the issuance of the First-Lien Notes, eliminate the interest expense and leverage coverage ratio requirements, reduce the minimum EBITDA level covenant (as defined in the credit agreement) to $140.0 million for any four consecutive fiscal quarters until the final maturity of the senior bank facilities, reduce permitted annual capital expenditures to $100.0 million (subject to increases in certain circumstances), permit the redemption of up to 35% of the First-Lien Notes with net proceeds of any equity offerings on or prior to March 15, 2006 and to convert $62.5 million of the amounts outstanding under the revolving credit facility to a new Tranche R term loan. Although there can be no assurances, the Company believes that it will be able to comply with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2003.

     Second-Lien Notes

      On May 6, 2002, the Company and SCI LLC, (collectively, the “Issuers”) issued $300.0 million principal amount of Second-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The Second-Lien Notes, which are callable after four years, were issued at 96.902% of par value and generated net proceeds of $278.6 million after such discount and the payment of issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities. Because the amount outstanding under the senior bank facilities was reduced below $750.0 million, the supplemental interest charges were reduced from 3.0% to 1.0%. The Company has the option to terminate the supplemental interest charges by paying the entire accrued balance of supplemental interest charges on March 31, 2003. Alternatively, the Company can elect to pay 50% of the existing accrued balance at March 31, 2003 and continue accruing supplemental interest charges through June 30, 2003, at which time all remaining supplemental interest is due. Approximately $25.7 million of supplemental interest charges had been accrued as of December 31, 2002. In connection with this prepayment, the Company wrote off $6.5 million of debt issuance costs which is reflected as an extraordinary loss in the Company’s consolidated statement of operations for the year ended December 31, 2002. The Second-Lien Notes accrued interest at the rate of 12% until February 6, 2003, when the related annual interest increased to 13%. The increased interest rate will remain in effect unless on or prior to August 6, 2003 the Company issues $100.0 million of its common stock or certain convertible preferred stock to financial sponsors and uses the net proceeds to prepay additional amounts outstanding under its senior bank facilities or under any other credit facility secured by a first-priority lien and permanently reduces the related loan commitments in an amount equal to the amount prepaid. Interest on Second-Lien Notes is payable semi-annually on May 15 and November 15.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The Second-Lien Notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by the Company’s domestic restricted subsidiaries that are also guarantors under the 12% Senior Subordinated Notes Due 2009 (the “Senior Subordinated Notes”) described below. In addition, the Second-Lien Notes and the related guarantees are secured on a second-priority basis by the capital stock or other equity interests of the Company’s domestic subsidiaries, 65% of the capital stock or other equity interests of the Company’s first-tier foreign subsidiaries and substantially all other assets, in each case that are held by the Company or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

      The Issuers filed an exchange offer registration statement on October 1, 2002 relating to the Second-Lien Notes pursuant to a registration rights agreement. The registration statement was declared effective by the Securities and Exchange Commission on January 27, 2003.

     First-Lien Notes

      On March 3, 2003, the Issuers issued $200.0 million principal amount of First-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The First-Lien Notes, which are callable after four years, were issued at 95.467% of par value and generated net proceeds of approximately $180.9 million after taking into consideration the discount and the payment of expected issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities, including $25.0 million relating to the Company’s revolving credit facility. In connection with the prepayment, the Company wrote off $3.5 million of debt issuance costs in the first quarter of 2003.

      The First-Lien Notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by the Company’s domestic restricted subsidiaries. In addition, the First-Lien Notes and related guarantees are secured on a first-priority basis by the assets that secure the senior bank facilities and they rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness and senior to the Company’s and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of the Company’s subsidiaries that have not guaranteed such notes.

     Senior Subordinated Notes

      In connection with the Recapitalization described in Note 1, the Company issued $400.0 million principal amount of Senior Subordinated Notes due 2009. Except as described below, the Senior Subordinated Notes may not be redeemed prior to August 1, 2004. Redemption prices range from 106% of the principal amount if redeemed in 2004 to 100% if redeemed in 2008 or thereafter. The Company was able to redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes prior to August 4, 2002 with the proceeds of a public equity offering at a redemption price of 112% of the amount redeemed. On May 3, 2000, the Company completed its initial public offering (IPO) of its common stock and used a portion of the proceeds to redeem $140.0 million of the Senior Subordinated Notes.

     Japanese Loan

      In 2000, the Company’s Japanese subsidiary entered into a yen-denominated note agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which has a balance of $23.3 million at December 31, 2002 (based on the yen-to-dollar exchange rate in effect at that date) and bears interest at an annual rate of 2.25%, requires semi-annual principal and interest payments through September 2010 of approximately $1.9 million (based on the yen-to-dollar exchange rate at December 31, 2002.) The note is unsecured, however, the bank has rights under the agreement to obtain collateral in certain circumstances. In addition, the note is guaranteed by SCI, LLC the Company’s primary domestic operating subsidiary.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

     Debt Issuance Costs

      In connection with the Recapitalization, the Company incurred $52.6 million in costs relating to the establishment of its senior bank facilities and the issuance of its Senior Subordinated Notes. During 2002, 2001 and 2000, the Company incurred $12.1 million, $5.1 million and $3.2 million, respectively, relating to amendments under its senior bank facilities and additional borrowings. The Company wrote-off $6.5 million and $17.5 million of debt issuance costs in 2002 and 2000, respectively, in connection with the various prepayments as outlined above. Other assets at December 31, 2002 and 2001 included $33.7 million and $35.2 million, respectively, of unamortized debt issuance costs.

      Annual maturities relating to the Company’s long-term debt as of December 31, 2002 are as follows (in millions):

Actual
Maturities

2003	$9.3
2004	11.8
2005	236.9
2006	280.9
2007	176.8
Thereafter	687.5

Total	$1,403.2

      The Company and SCI LLC are co-issuers of the First-Lien Notes (issued in March 2003), the Second-Lien Notes, and the Senior Subordinated Notes (collectively, “the Notes”.) The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in the Company’s Czech subsidiaries, the Leshan joint venture and nominal equity interests in certain of the Company’s other foreign subsidiaries. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.

      The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

As of December 31, 2002
Cash and cash equivalents	$—	$121.5	$—	$60.9	$—	$182.4
Receivables, net	—	38.2	—	83.4	—	121.6
Inventories, net	—	25.4	0.5	147.3	(13.2)	160.0
Other current assets	—	7.4	0.1	35.5	—	43.0

Total current assets	—	192.5	0.6	327.1	(13.2)	507.0
Property, plant and equipment, net	—	104.4	33.5	320.6	(4.4)	454.1
Goodwill and other intangibles, net	—	8.1	95.9	—	—	104.0
Investments and other assets	(596.3)	131.3	47.2	1.3	554.5	138.0

Total assets	$(596.3)	$436.3	$177.2	$649.0	$536.9	$1,203.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Accounts payable	$—	$25.3	$1.7	$50.4	$—	$77.4
Accrued expenses and other current liabilities	—	134.9	1.6	25.4	1.9	163.8
Deferred income on sales to distributors	—	32.3	—	38.5	—	70.8

Total current liabilities	—	192.5	3.3	114.3	1.9	312.0
Long-term debt(1)	551.4	1,372.2	—	21.7	(551.4)	1,393.9
Other long-term liabilities	—	28.3	—	16.8	—	45.1
Intercompany(1)	(595.7)	(558.1)	158.9	401.4	593.5	—

Total liabilities	(44.3)	1,034.9	162.2	554.2	44.0	1,751.0
Minority interests in consolidated subsidiaries	—	—	—	—	4.1	4.1
Redeemable preferred stock	110.1	—	—	—	—	110.1
Stockholders’ equity (deficit)	(662.1)	(598.6)	15.0	94.8	488.8	(662.1)

Liabilities, minority interests and stockholders’ equity (deficit)	$(596.3)	$436.3	$177.2	$649.0	$536.9	$1,203.1

As of December 31, 2001
Cash and cash equivalents	$—	$124.9	$0.1	$54.8	$—	$179.8
Receivables, net	—	62.4	—	79.9	—	142.3
Inventories, net	—	25.9	3.1	158.8	(4.1)	183.7
Other current assets	—	6.8	0.1	38.1	—	45.0

Total current assets	—	220.0	3.3	331.6	(4.1)	550.8
Property, plant and equipment, net	—	148.3	42.7	368.9	(4.4)	555.5
Deferred income taxes	—	—	—	1.3	—	1.3
Goodwill and other intangibles, net	—	8.0	107.9	—	—	115.9
Investments and other assets	(453.1)	62.4	45.4	1.0	481.2	136.9

Total assets	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

Accounts payable	$—	$33.4	$2.4	$75.7	$—	$111.5
Accrued expenses and other current liabilities	—	101.1	0.2	37.0	—	138.3
Deferred income on sales to distributors	—	43.3	—	56.1	—	99.4

Total current liabilities	—	177.8	2.6	168.8	—	349.2
Long-term debt(1)	260.0	1,352.6	—	21.9	(260.0)	1,374.5
Other long-term liabilities	—	36.3	—	12.1	—	48.4
Intercompany(1)	(297.3)	(668.2)	156.1	510.1	299.3	—

Total liabilities	(37.3)	898.5	158.7	712.9	39.3	1,772.1
Minority interests in consolidated subsidiaries	—	—	—	—	4.1	4.1
Redeemable preferred stock	101.6	—	—	—	—	101.6
Stockholders’ equity (deficit)	(517.4)	(459.8)	40.6	(10.1)	429.3	(517.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$(453.1)	$438.7	$199.3	$702.8	$472.7	$1,360.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the year ended December 31, 2002
Total revenues	$—	$534.5	$72.0	$1,228.4	$(750.4)	$1,084.5
Cost of sales	—	471.2	55.1	1,014.1	(741.4)	799.0

Gross profit	—	63.3	16.9	214.3	(9.0)	285.5

Research and development	—	22.4	13.6	31.9	—	67.9
Selling and marketing	—	32.1	1.6	27.5	—	61.2
General and administrative	—	60.5	(0.6)	42.2	—	102.1
Amortization of goodwill and other intangibles	—	—	11.9	—	—	11.9
Restructuring and other	—	25.7	(1.1)	3.1	—	27.7

Total operating expenses	—	140.7	25.4	104.7	—	270.8

Operating income (loss)	—	(77.4)	(8.5)	109.6	(9.0)	14.7
Interest expense, net	—	(89.6)	(18.9)	(36.7)	—	(145.2)
Other income and expense(2)	—	(40.4)	—	40.4	—	—
Equity in earnings of joint ventures	(141.9)	73.6	1.8	4.2	66.2	3.9

Income (loss) before income taxes, minority interests and extraordinary loss	(141.9)	(133.8)	(25.6)	117.5	57.2	(126.6)
Income tax benefit (provision)	—	(4.6)	—	(4.2)	—	(8.8)
Minority interests	—	—	—	—	—	—
Extraordinary loss on prepayment of debt (net of income taxes)	—	(6.5)	—	—	—	(6.5)

Net income (loss)	$(141.9)	$(144.9)	$(25.6)	$113.3	$57.2	$(141.9)

For the year ended December 31, 2001
Total revenues	$—	$639.6	$97.5	$1,398.7	$(921.2)	$1,214.6
Cost of sales	—	639.9	71.3	1,264.4	(975.6)	1,000.0

Gross profit	—	(0.3)	26.2	134.3	54.4	214.6

Research and development	—	12.9	3.8	64.2	—	80.9
Selling and marketing	—	39.1	4.3	31.4	—	74.8
General and administrative	—	45.8	—	85.1	—	130.9
Amortization of goodwill and other intangibles	—	—	22.6	—	—	22.6
Write-off of acquired in-process research and development	—	—	—	—	—	—
Restructuring and other	—	56.4	2.5	91.5	—	150.4

Total operating expenses	—	154.2	33.2	272.2	—	459.6

Operating income (loss)	—	(154.5)	(7.0)	(137.9)	54.4	(245.0)
Interest expense, net	—	(71.5)	(18.9)	(43.1)	—	(133.5)
Equity in earnings of joint ventures	(831.4)	(237.2)	(0.9)	0.2	1,073.3	4.0
Gain on the sale of investment in joint venture	—	—	3.1	—	—	3.1

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(831.4)	(463.2)	(23.7)	(180.8)	1,127.7	(371.4)
Income tax benefit (provision)	—	(325.5)	(14.8)	11.8	(17.2)	(345.7)
Minority interests	—	—	—	—	2.1	2.1
Cumulative effect of accounting change (net of income tax)	—	(44.1)	—	(72.3)	—	(116.4)

Net income (loss)	$(831.4)	$(832.8)	$(38.5)	$(241.3)	$1,112.6	$(831.4)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

For the year ended December 31, 2000
Total revenues	$—	$2,245.8	$122.4	$2,504.5	$(2,798.8)	$2,073.9
Cost of sales	—	1,765.6	92.0	2,256.4	(2,759.0)	1,355.0

Gross profit	—	480.2	30.4	248.1	(39.8)	718.9

Research and development	—	36.8	13.0	19.4	—	69.2
Selling and marketing	—	56.9	6.4	36.8	—	100.1
General and administrative	—	180.7	5.0	47.7	—	233.4
Amortization of goodwill and other intangibles	—	—	16.8	—	—	16.8
Write-off of acquired in-process research and development	—	—	26.9	—	—	26.9
Restructuring and other	—	—	—	4.8	—	4.8

Total operating expenses	—	274.4	68.1	108.7	—	451.2

Operating income (loss)	—	205.8	(37.7)	139.4	(39.8)	267.7
Interest expense, net	—	(78.5)	(14.3)	(38.4)	—	(131.2)
Equity in earnings of joint ventures	71.1	16.1	6.3	—	(89.1)	4.4

Income (loss) before taxes, minority interests and extraordinary loss	71.1	143.4	(45.7)	101.0	(128.9)	140.9
Income tax benefit (provision)	—	(58.9)	20.8	(21.5)	9.5	(50.1)
Minority interests	—	—	—	—	(2.2)	(2.2)
Extraordinary loss on prepayment of debt (net of taxes)	—	(17.5)	—	—	—	(17.5)

Net income (loss)	$71.1	$67.0	$(24.9)	$79.5	$(121.6)	$71.1

For the year ended December 31, 2002
Net cash provided by (used in) operating activities	$—	$(187.9)	$0.4	$223.1	$(5.0)	$30.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6.7)	(0.5)	(19.3)	—	(26.5)
Equity injections from Parent	—	(0.5)	—	—	0.5	—
Proceeds from sales of property, plant and equipment	—	2.3	—	2.2	—	4.5

Net cash used in investing activities	—	(4.9)	(0.5)	(17.1)	0.5	(22.0)

Cash flows from financing activities:
Intercompany loans	—	(233.0)	—	233.0	—	—
Intercompany loan repayments	—	429.4	—	(429.4)	—	—
Proceeds from debt issuance, net of discount	—	278.6	—	—	—	278.6
Payment of capital lease obligation	—	(1.1)	—	—	—	(1.1)
Repayment of long term debt	—	(287.1)	—	—	—	(287.1)
Dividends paid to affiliates	—	—	—	(5.0)	5.0	—
Equity injections from Parent	—	—	—	0.5	(0.5)	—
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	2.6	—	—	—	2.6

Net cash provided by financing activities	—	189.4	—	(200.9)	4.5	(7.0)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net increase (decrease) in cash and cash equivalents	—	(3.4)	(0.1)	6.1	—	2.6
Cash and cash equivalents, beginning of period	—	124.9	0.1	54.8	—	179.8

Cash and cash equivalents, end of period	$—	$121.5	$—	$60.9	$—	$182.4

For the year ended December 31, 2001
Net cash provided by (used in) operating activities	$—	$(38.2)	$2.3	$(101.4)	$(0.0)	$(137.3)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(50.4)	(1.1)	(66.4)	—	(117.9)
Investments in and advances to joint ventures	—	(5.5)	—	—	—	(5.5)
Acquisition of minority interests in consolidated subsidiaries	—	—	—	(0.1)	—	(0.1)
Proceeds from sale of investment in joint venture	—	20.4	—	—	—	20.4
Proceeds from sales of property, plant and equipment	—	4.8	—	9.0	—	13.8

Net cash used in investing activities	—	(30.7)	(1.1)	(57.5)	—	(89.3)

Cash flows from financing activities:
Intercompany loans	—	(213.5)	—	213.5	—	—
Intercompany loan repayments	—	145.7	—	(145.7)	—	—
Proceeds from senior credit facilities and other borrowings	—	125.0	—	—	—	125.0
Payment of capital lease obligation	—	(1.9)	—	—	—	(1.9)
Proceeds from convertible redeemable preferred stock, net of issuance costs	—	99.2	—	—	—	99.2
Repayment of debt issuance costs	—	(5.1)	—	—	—	(5.1)
Repayment of long term debt	—	(5.6)	—	—	—	(5.6)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	5.1	—	—	—	5.1

Net cash provided by financing activities	—	148.9	—	67.8	—	216.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net increase (decrease) in cash and cash equivalents	—	80.0	1.2	(90.3)	(0.0)	(9.1)
Cash and cash equivalents, beginning of period	—	44.9	(1.1)	145.1	—	188.9

Cash and cash equivalents, end of period	$—	$124.9	$0.1	$54.8	$(0.0)	$179.8

For the year ended December 31, 2000
Net cash provided by (used in) operating activities	$—	$396.1	$8.9	$(103.7)	$—	$301.3

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(49.4)	(10.0)	(139.4)	—	(198.8)
Investment in business, net of cash acquired	—	(253.2)	—	—	—	(253.2)
Investments in and advances to joint ventures	—	(32.5)	—	—	—	(32.5)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

	Issuers

	ON Semiconductor		Guarantor	Non-Guarantor
	Corporation	SCI LLC	Subsidiaries	Subsidiaries	Eliminations	Total

Acquisition of minority interests in consolidated subsidiaries	—	—	—	(1.5)	—	(1.5)
Proceeds from sales of property, plant and equipment	—	4.8	—	13.3	—	18.1

Net cash used in investing activities	—	(330.3)	(10.0)	(127.6)	—	(467.9)

Cash flows from financing activities:
Intercompany loans	—	(280.0)	—	280.0	—	—
Intercompany loan repayments	—	41.5	—	(41.5)	—	—
Proceeds from initial public offering, net of offering expenses	—	514.8	—	—	—	514.8
Proceeds from senior credit facilities and other borrowings	—	200.0	—	26.1	—	226.1
Payment of debt issuance costs	—	(3.2)	—	—	—	(3.2)
Repayment of senior credit facilities, including prepayment penalty	—	(131.5)	—	—	—	(131.5)
Repayment of senior subordinated notes, including prepayment penalty	—	(156.8)	—	—	—	(156.8)
Redemption of redeemable preferred stock, including accrued dividends	—	(228.4)	—	—	—	(228.4)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	7.8	—	—	—	7.8

Net cash (used in) provided by financing activities	—	(35.8)	—	264.6	—	228.8

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	30.0	(1.1)	33.2	—	62.1
Cash and cash equivalents, beginning of period	—	14.9	—	111.9	—	126.8

Cash and cash equivalents, end of period	$—	$44.9	$(1.1)	$145.1	$—	$188.9

(1)	For purposes of this presentation, the Senior Subordinated Notes and the Second-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.

(2)	Represents the effects of an intercompany loan write-off in connection with the closure of the Company’s Guadalajara, Mexico facility.

(3)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, all of its cash receipts and disbursements are processed on its behalf by SCI LLC, its primary operating subsidiary.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

Note 10:     Income Taxes

      Geographic sources of income (loss) before income taxes, minority interests, extraordinary loss and cumulative effect of accounting change are as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

United States	$(222.2)	$(186.7)	$65.4
Foreign	95.6	(184.7)	75.5

	$(126.6)	$(371.4)	$140.9

      The provision for income taxes is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Current
Federal	$—	$(16.5)	$37.1
State and local	0.1	0.5	4.6
Foreign	2.3	6.6	20.0

	2.4	(9.4)	61.7

Deferred
Federal	—	315.8	(8.8)
State and local	—	39.6	(1.2)
Foreign	6.4	(0.3)	(1.6)

	6.4	355.1	(11.6)

	$8.8	$345.7	$50.1

      A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,

	2002	2001	2000

U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(9.2)	(3.4)	2.8
Foreign withholding taxes	1.3	1.5	2.0
Foreign rate differential	(24.4)	11.4	(3.5)
Change in valuation allowance	73.2	118.2
Other	1.0	0.4	(0.7)

	6.9%	93.1%	35.6%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      Deferred tax assets are as follows (in millions):

	Year Ended December 31,

	2002	2001

Tax-deductible goodwill	$235.2	$255.4
Reserves and accruals	24.3	31.9
Inventories	15.1	29.6
Property, plant and equipment	16.2	28.9
Net operating loss and tax credit carryforwards	237.0	95.3
Other	18.2	20.0

Gross deferred tax assets	$546.0	$461.1
Valuation allowance	(541.8)	(450.6)

Net deferred tax asset	$4.2	$10.5

      A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management believes it is more likely than not that these assets will not be realized.

      As of December 31, 2002, the Company’s federal, state, and foreign net operating loss carryforwards were $541.2 million, $608.0 million, and $17.3 million, respectively. If not utilized, these net operating losses will expire in varying amounts from 2006 through 2023. The Company’s ability to utilize its federal net operating loss carryforwards may be limited in the future if the Company experiences an ownership change as defined by the Internal Revenue Code.

      Income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries (approximately $87.8 million at December 31, 2002) over which it has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to federal income tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s domestic subsidiaries, or if the Company sells its investment in such subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign withholding taxes of $13.1 million.

Note 11:     Redeemable Preferred Stock

      On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Redeemable Preferred Stock (“the preferred stock”) with a stated value of $100 million to an affiliate of TPG. Net proceeds from the sale after deducting issuance costs were approximately $99.2 million. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities, the 12% Senior Subordinated Notes due in 2009 and other documents relating to the Company’s indebtedness.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

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

Note 12:     Common Stock

      On May 3, 2000, the Company completed the initial public offering of its common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all of the preferred stock then outstanding (including accrued dividends), redeem a portion of the 12% Senior Subordinated Notes due in 2009 and prepay a portion of the loans outstanding under the senior bank facilities. In connection with this debt prepayment, the Company incurred prepayment penalties and redemption premiums of $17.3 million and wrote off $11.9 million of debt issuance costs. These amounts, totaling $29.2 million ($17.5 million or $0.11 per share, net of income taxes), have been classified as an extraordinary loss in the accompanying consolidated statement of operations for 2000.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      Earnings (loss) per share calculations for 2002, 2001 and 2000 are as follows (in millions, except per share data):

	2002	2001	2000

Net income (loss) before extraordinary loss and cumulative effect of accounting change	$(135.4)	$(715.0)	$88.6
Less: Accretion of beneficial conversion feature of redeemable preferred stock	—	(13.1)	—
Less: Redeemable preferred stock dividends	(8.5)	(2.4)	(8.8)

Net income (loss) applicable to common stock before extraordinary loss and cumulative effect of accounting change	(143.9)	(730.5)	79.8
Extraordinary loss on debt prepayment	(6.5)	—	(17.5)
Cumulative effect of accounting change	—	(116.4)	—

Net income (loss) applicable to common stock	$(150.4)	$(846.9)	$62.3

Basic weighted average common shares outstanding	175.6	173.6	160.2
Add: Incremental shares for :
Dilutive effect of stock options	—	—	5.4
Convertible redeemable preferred stock		—	—

Diluted weighted average common shares outstanding	175.6	173.6	165.6

Earnings per share
Basic:
Net income (loss) applicable to common stock before extraordinary loss and cumulative effect of accounting change	$(0.82)	$(4.21)	$0.50
Extraordinary loss on debt prepayment	(0.04)	—	(0.11)
Cumulative effect of accounting change	—	(0.67)	—

Net (loss) income applicable to common stock	$(0.86)	$(4.88)	$0.39

Diluted:
Net income (loss) applicable to common stock before extraordinary loss and cumulative effect of accounting change	$(0.82)	$(4.21)	$0.49
Extraordinary loss on debt prepayment	(0.04)	—	(0.11)
Cumulative effect of accounting change	—	(0.67)	—

Net (loss) income applicable to common stock	$(0.86)	$(4.88)	$(0.38)

      Basic earnings (loss) per share is computed by dividing net income (loss) available for common stock adjusted for dividends accrued on the Company’s redeemable preferred stock and the accretion of the beneficial conversion feature on the redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share generally assumes the conversion of the convertible redeemable preferred stock into common stock and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For 2002 and 2001, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income in 2002 and 2001, the assumed exercise of stock options would have resulted in an additional 3.5 million shares and 5.1 million shares of diluted weighted average common shares outstanding in 2002 and 2001, respectively. This computation excludes an additional 13.3 million and 8.8 million of options outstanding at December 31, 2002 and 2001 as their exercise price exceeds the average fair market value during those years and, accordingly, the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

related impact would have been anti-dilutive. For 2002 and 2001, the assumed conversion of the redeemable preferred stock was also not included in determining diluted earnings per share as the related impact would have been anti-dilutive. The redeemable preferred stock is convertible into shares of the Company’s common stock at a price of $2.82.

      On April 24, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 40,000,000 shares of common stock. The Company may sell the registered shares in one or more offerings depending on market and general business conditions. Because the Company is not planning on issuing any shares in the near future, the Company has not yet requested that the shelf registration statement be declared effective.

      On July 9, 2002, the Company received a notice from Nasdaq advising that it was not in compliance with the Nasdaq National Market’s minimum bid price requirement (Marketplace Rule 4450 (b)(4)) because its common stock had traded below $3.00 per share for 30 consecutive trading days and that, if the Company were unable to demonstrate compliance with this requirement by October 7, 2002, Nasdaq would provide it written notification that its securities will be delisted. Because the Company’s stock had not closed above $2.82 a share since July 9, 2002, it seemed unlikely that it would have regained compliance with the minimum bid price requirement. Therefore, on October 2, 2002 the Company requested a transfer of the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 22, 2002 Nasdaq approved the transfer and effective October 25, 2002, the Company began trading on the Nasdaq SmallCap Market

Note 13:     Stock Options

      The Company adopted the ON Semiconductor 1999 Founders Stock Option Plan (“the 1999 Plan”), which is an incentive plan for key employees, directors and consultants. A total of 11.6 million shares of the Company’s common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan is administered by the Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees, directors and consultants who will receive grants and determine the exercise prices and vesting schedules of the options. Prior to the existence of a public market for the Company’s common stock, the Board of Directors determined fair market value.

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

      There was an aggregate of 6.3 million, 4.7 million and 6.6 million shares of common stock available for grant under the 1999 Plan and the 2000 Plan at December 31, 2002, 2001 and 2000, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      Additional information with respect to the activity of the Company’s stock option plans is as follows (in millions, except per share data):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	18.7	$5.91	14.4	$6.46	10.1	$1.50
Grants	9.0	3.12	8.4	5.26	5.5	15.18
Exercises	(0.8)	1.50	(0.6)	1.50	(0.6)	1.67
Cancellations	(4.5)	7.47	(3.5)	7.42	(0.6)	7.71

Outstanding at end of year	22.4	$4.63	18.7	$5.91	14.4	$6.46

Exercisable at end of year	8.8	$4.90	4.6	$4.65	2.6	$3.32

Weighted average fair value of options granted during the period		$1.91		$3.25		$8.04

      The following tables summarize options outstanding and options exercisable at December 31, 2002:

	Outstanding Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
	Shares	Life (in years)	Price

Range of Exercise Prices
$1.25-$1.50	7.3	6.99	$1.48
$1.80-$2.71	2.1	9.84	1.95
$3.22-$4.24	6.8	8.96	3.61
$5.50-$9.03	3.7	8.20	6.42
$10.88-$21.38	2.5	7.38	15.95

Totals	22.4		$4.63

	Exercisable Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
	Shares	Life (in years)	Price

Range of Exercise Prices
$1.25-$1.50	5.4	6.73	$1.50
$3.22-$4.24	0.8	8.86	4.00
$5.50-$9.03	1.0	8.10	6.64
$10.88-$21.38	1.6	7.37	15.97

Totals	8.8		$4.90

      These options will expire if not exercised at specific dates through November 2012.

      In 2002, the Company recorded charges of $4.1 million related to the modification of option terms for employees terminated under the restructuring plan as well as the separation of an executive officer. These charges are recorded in restructuring and other charges in the consolidated statement of operations with an offsetting credit to additional paid-in capital. In 2002, the Company also recorded $0.4 million of compensa-

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

tion expense related to stock options issued to consultants and other stock option modifications to certain employees.

      In 2001, the Company issued warrants to purchase 1,250,000 shares of common stock to consultants for services rendered during 2001. These warrants, which have an exercise price of $1.90 per share, were recorded at their estimated fair value of $1.3 million as a charge to general and administrative expense with an offsetting credit to additional paid-in capital. These warrants vested at the date of grant and expire in October 2005.

      During 2000, an employee of the Company was granted 80,000 stock appreciation rights under the 2000 Plan with a reference price of $16.00.

      In 2000, the Company granted certain consultants options to purchase approximately 91,000 shares of common stock at exercise prices ranging from $1.50 to $16.00 per share. The aggregate estimated fair value of these options of $1.2 million was recognized as general and administrative expense over the term of the respective consulting agreements, approximately $0.5 million in 2001 and $0.7 million in 2000. These grants expire at various dates through June 2003.

      On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees will be limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2002, 2001 and 2000, employees purchased approximately 1.0 million, 1.3 million and 1.0 million shares under the plan. During 2001, shareholders voted to amend the 2000 Employee Stock Purchase Plan to increase the number of shares of the Company’s common stock issuable thereunder by 4.0 million (for an aggregate of 5.5 million shares).

Note 14:     Employee Benefit Plans

     Defined Benefit Plans

      In connection with the Recapitalization, the Company established the ON Semiconductor Pension Plan (the “Plan”) that, after one year of service, covered most U.S. employees who were also formerly employees of Motorola. The Plan’s benefit formula was dependent upon each employee’s earnings and years of service. Benefits under the Plan are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with the requirements and regulations of the Internal Revenue Code.

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

      Effective April 15, 2001, the Company terminated the Plan in a standard termination, which requires plan assets be sufficient to provide all benefits for participants and beneficiaries of deceased participants. Substantially all accrued benefits under the Plan were distributed to participants by December 31, 2001.

      Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. Benefits under all foreign pension plans are also valued using the projected unit credit cost method.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	2002			2001

	U.S.	Foreign		U.S.	Foreign
	Pension	Pension		Pension	Pension
	Plans	Plans	Total	Plans	Plans	Total

Assumptions used to value the Company’s pension obligations are as follows:
Rate of compensation increase	3.00%	3.17%		3.00%	3.77%
Discount rate	5.00%	4.40%		7.40%	5.08%
Benefit obligation, beginning of period	$41.5	$22.3	$63.8	$77.4	$32.8	$110.2
Service cost	1.8	1.3	3.1	2.1	2.2	4.3
Interest cost	3.0	0.8	3.8	2.4	1.6	4.0
Curtailment gain	—	(0.3)	(0.3)	—	(0.2)	(0.2)
Actuarial (gain) loss	5.3	1.2	6.5	18.0	(0.5)	17.5
Benefits paid	(4.8)	(6.7)	(11.5)	(58.4)	(11.7)	(70.1)
Translation (gain) loss	—	0.7	0.7	—	(1.9)	(1.9)

Benefit obligation, end of period	$46.8	$19.3	$66.1	$41.5	$22.3	$63.8

Change in Plan Assets:
Fair value, beginning of period	$10.1	$9.1	$19.2	$60.5	$18.1	$78.6
Actual return on plan assets	(1.1)	0.3	(0.8)	0.4	(0.6)	(0.2)
Employer contributions	13.0	1.3	14.3	7.6	4.4	12.0
Benefits paid	(4.8)	(6.7)	(11.5)	(58.4)	(11.7)	(70.1)
Translation gain (loss)	—	—	—	—	(1.1)	(1.1)

Fair value, end of period	$17.2	$4.0	$21.2	$10.1	$9.1	$19.2

Balances, end of period:
Pension benefit obligation	$(46.8)	$(19.3)	$(66.1)	$(41.5)	$(22.3)	$(63.8)
Fair value of plan assets	17.2	4.0	21.2	10.1	9.1	19.2

Funded status	(29.6)	(15.3)	(44.9)	(31.4)	(13.2)	(44.6)
Unrecognized net actuarial loss (gain)	20.0	1.5	21.5	17.3	(0.2)	17.1
Unrecognized prior service cost	0.9	1.9	2.8	1.3	2.2	3.5

Net liability recognized end of period	$(8.7)	$(11.9)	$(20.6)	$(12.8)	$(11.2)	$(24.0)

The net amounts recognized in the consolidated balance sheet consist of the following:
Accrued expenses	$(6.4)	$(2.0)	$(8.4)	$(13.0)	$(1.3)	$(14.3)
Other long-term liabilities	(22.0)	(11.8)	(33.8)	(14.9)	(9.9)	(24.8)
Intangible asset	0.8	1.2	2.0	1.3	—	1.3
Accumulated other comprehensive income (loss)	18.9	0.7	19.6	13.8	—	13.8

Net liability recognized, end of period	$(8.7)	$(11.9)	$(20.6)	$(12.8)	$(11.2)	$(24.0)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

	2002			2001			2000

	U.S.	Foreign		U.S.	Foreign		U.S.	Foreign
	Pension	Pension		Pension	Pension		Pension	Pension
	Plans	Plans	Total	Plans	Plans	Total	Plans	Plans	Total

Assumptions used to determine pension costs are as follows:
Discount rate	7.40%	5.08%		6.80%	5.76%		6.80%	6.22%
Expected return on assets	8.50%	3.17%		8.50%	7.46%		8.50%	5.15%
Rate of compensation increase	3.00%	3.77%		3.00%	3.77%		5.00%	4.75%
Components of net periodic pension cost:
Service cost	$1.8	$1.3	$3.1	$2.1	$2.2	$4.3	$4.7	$2.6	$7.3
Interest cost	3.0	0.8	3.8	2.4	1.6	4.0	4.5	2.0	6.5
Expected return on assets	(1.2)	(0.3)	(1.5)	(1.4)	(1.0)	(2.4)	(5.2)	(1.5)	(6.7)
Amortization of prior service cost	0.1	0.3	0.4	0.2	0.4	0.6	0.2	0.6	0.8
Other losses	4.9	—	4.9	0.3	—	0.3	—	—	—
Settlement loss (curtailment gain)	0.4	(0.3)	0.1	9.9	2.3	12.2	—	—	—

Net periodic pension cost	$9.0	$1.8	$10.8	$13.5	$5.5	$19.0	$4.2	$3.7	$7.9

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $63.8 million, $56.8 million, and $19.6 million, respectively as of December 31, 2002 and $60.4 million, $54.6 million and $16.3 million, respectively as of December 31, 2001.

      We recognize a minimum liability in our financial statements for our underfunded pension plans. The total accrued pension liability of $42.2 million and $39.1 million at December 31, 2002 and 2001, respectively and includes an additional minimum pension liability of $21.6 and $15.1 million, respectively. The additional minimum liability was offset by a $2.0 million intangible asset and a $19.6 million increase to stockholders’ deficit at December 31, 2002 compared with a $1.3 million intangible asset and a $13.8 million increase to stockholders’ deficit at December 31, 2001.

      In regards to the Grandfathered Plan, the Company reevaluated its current assumptions in light of the actual returns experienced, current annuity rates and the expected discontinuation of benefits as of December 31, 2004 with the subsequent payment of benefits in 2005. The discount rate used to determine the pension obligation at December 31, 2002 and to determine future expense was lowered to 5.0% from 7.4% in the previous year. In addition, the expected return on plan assets used to determine future expense was lowered to 2.5% from 8.5%, reflecting the Company’s change in investment policy regarding the assets of the Grandfathered Plan. Upon the termination of the Grandfathered Plan, the Company is obligated to ensure that the plan has assets sufficient to pay accrued benefits.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The Company recognized $7.1 million of expense relating to matching contributions in 2000. Effective March 1, 2001 the Company amended the Savings Plan to make the matching contribution discretionary. A discretionary matching contribution was offered through April 2001, resulting in $2.2 million of related expense in 2001. Effective January 1, 2002, the Company reinstated a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, an additional 50% of the next 6% of employee contributions. In 2002 the Company recognized $4.0 million of expense relating to matching contributions in 2002.

      Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.4 million, $0.6 million and $1.0 million relating to these plans for the years ended 2002, 2001 and 2000, respectively.

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

      At December 31, 2002 and 2001, the Company had net outstanding foreign exchange contracts with notional amounts of $19.5 million and $33.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, which are included in other current liabilities, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the net foreign exchange positions in U.S. dollars as of December 31, 2002 and 2001 (in millions):

	December 31,

	2002	2001
	Buy (Sell)	Buy (Sell)

Japanese Yen	$(16.3)	$(31.9)
Czech Koruna	2.7	—
Euro	(11.4)	(8.0)
Philippine Peso	1.8	—
Mexican Peso	0.3	2.4
British Pound	5.0	6.1
Singapore Dollar	1.8	1.5
Swedish Krona	1.5	—
Taiwan Dollar	(4.9)	(3.4)
Other	—	(0.5)

	$(19.5)	$(33.8)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2002, the counterparties on the Company’s foreign exchange contracts are two highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2002, 2001, and 2000, aggregate foreign currency transaction gains/(losses) total $(0.3) million, $1.2 million and $6.9 million, respectively.

     Interest Rate Agreements

      At December 31, 2002, the Company had two interest rate swaps of $100.0 million and $55.0 million, which were required by its senior bank facilities. The interest rate swaps are floating-to-fixed rate agreements based on LIBOR with quarterly interest rate resets. The $100.0 million swap has a fixed rate is 5.9% and expires in December 2004 while the $55.0 million swap has a fixed rate of 6.8% and expires in September 2003. The notional amounts are used solely as the basis for which the payment streams are calculated and exchanged. The notional amount is not a measure of the exposure to the Company through the use of the swaps. Amounts to be paid or received under the contracts are recorded in either other current assets or accrued expenses in the accompanying consolidated balance sheet and as an adjustment to interest expense.

     Other

      At December 31, 2002, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

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

     Investment in Joint Ventures

      It was not practicable to estimate the fair value of non-marketable investments because of a lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts of $36.0 and $32.1 at December 31, 2002 and December 31, 2001 represents the equity of investments currently owned, which management believes are not impaired.

     Long-term Debt

      The fair values of the Company’s long-term borrowings are determined by obtaining quoted market prices if available or market prices for comparable debt instruments.

     Foreign Currency Exchange Contracts

      Forward foreign exchange contracts are valued at current foreign exchange rates for contracts with similar maturities.

     Interest Rate Agreements

      The fair values of the Company’s interest rate swaps represent the amounts at which they could be settled and are estimated by obtaining quotes from brokers.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

     Series A Cumulative Convertible Redeemable Preferred Stock

      The fair value of the Company’s cumulative convertible redeemable preferred stock as of December 31, 2002 was estimated as the sum of the present value of the related future cash flows discounted at a rate for a financial instrument with similar characteristics plus the estimated fair value of the conversion option using the Black Scholes option-pricing model. As of December 31, 2001, the fair value was estimated to approximate the carrying value.

      The carrying amounts and fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows (in millions):

	December 31, 2002		December 31, 2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Leshan note receivable	$63.3	$63.3	$63.3	$63.3
Investment in joint ventures	36.0	36.0	32.1	32.1
Long-term debt	(1,393.9)	(999.9)	(1,374.5)	(1,132.3)
Foreign currency exchange contracts	(0.3)	(0.3)	0.9	0.9
Interest rate agreements	(10.5)	(10.5)	(12.2)	(12.2)
Series A preferred stock	110.1	93.1	101.6	101.6

Note 17:     Commitments and Contingencies

     Leases

      The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2002 (in millions):

Year Ending December 31,
2003	$9.4
2004	4.3
2005	2.5
2006	1.1
2007	0.3
Thereafter	—

Total	$17.6

      The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense for 2002, 2001, and 2000 was $12.3 million, $11.0 million, and $13.0 million, respectively.

      At December 31, 2002, two letters of credit totaling $7.5 million partially secure an operating lease and a service agreement with an information technology vendor. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under these agreements, a portion of which would be satisfied by the letters of credit. The lease expires 2003 while the service agreement expires in 2006. These letters of credit are renewable on a yearly basis until 2005 when they expire.

     Other Contingencies

      The Company’s manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the August 4, 1999 recapitalization, Motorola has

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

retained responsibility for this contamination, and has agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

      During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its current and former officers, current directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in its initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable.

      Accordingly, on July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of our individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects. While the Company can make no promises or guarantees as to the outcome of these proceedings, it believes that the final result of these actions will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

Note 18:     Related Party Transactions

      The Company agreed to pay TPG an annual management fee of up to $2.0 million. In connection with the Cherry acquisition described in Note 6, the Company paid TPG a $2.0 million advisory fee in-lieu of the annual management fee for 2000. Under the Company’s amended debt agreements, the payment of the annual management fees to TPG in cash has been deferred until certain conditions are met and no such payments occurred in 2001 or 2002. Management fees may be paid to TPG with the Company’s common stock or warrants.

      In connection with the Recapitalization, Motorola assigned, licensed or sublicensed intellectual property to the Company relating to certain of the Company’s products. Motorola also agreed to continue providing manufacturing and assembly services, to continue using similar services the Company provides to them and to lease real estate to the Company. The manufacturing and assembly services that the Company and Motorola have agreed to continue to provide to each other are at prices intended to approximate each party’s cost of providing the services and are fixed throughout the term of the agreements. Subject to the Company’s right to cancel upon six months’ written notice, the Company has minimum commitments to purchase manufacturing services from Motorola of approximately $1.0 million 2003.

	Year Ended December 31,

	2002	2001	2000

Cash paid for:
Purchases of manufacturing services from Motorola	$13.8	$86.1	$162.3

Cost of other services, rent and equipment purchased from Motorola	$1.5	$17.7	$96.0

Cash received for:
Freight sharing agreement with Motorola	$21.4	$21.9	$23.8

Rental of property and equipment to Motorola	$9.1	$11.2	$11.9

Product sales to Motorola	$98.2	$92.5	$215.8

      Related party activity between the Company and Motorola is as follows (in millions):

      On April 8, 2002, the Company and Motorola, Inc. reached agreement regarding certain post-closing payments to be made under agreements entered into in connection with the August 1999 Recapitalization. Pursuant to the agreement, Motorola paid the Company $10.6 million during the second quarter of 2002. As a result, the Company recognized a related gain of $12.4 million, which is included in restructuring and other charges in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002.

      As part of the recapitalization, Motorola agreed to provide the Company with worldwide freight services through August 4, 2002. This agreement resulted in better prices than the Company could obtain from third parties. The cost increases resulting from the expiration of this agreement, which totaled approximately $11 million in 2002 as compared to 2001, have been factored into our current operating plans.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

Note 19:     Supplemental Disclosure of Cash Flow Information

      The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Non-cash financing activities:
Equipment acquired through capital leases	$—	$3.0	$—
Cash (received) paid for:
Interest	98.9	118.1	131.2
Income taxes	(0.6)	(2.4)	54.2

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

      Total revenues by geographic location and product line, including local sales and exports made by operations within each area, are summarized as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

United States	$393.1	$430.6	$856.0
The Other Americas	8.2	55.1	109.1
Asia/ Pacific	416.5	376.8	551.5
Europe	201.7	264.0	414.8
Japan	65.0	88.1	142.5

	$1,084.5	$1,214.6	$2,073.9

	Year Ended December 31,

	2002	2001	2000

Power Management and Standard Analog	$362.7	$365.4	$533.5
MOS Power Devices	138.7	146.7	221.3
High Frequency Clock and Data Management	72.0	118.5	312.4
Standard Components	511.1	584.0	1,006.7

	$1,084.5	$1,214.6	$2,073.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

      Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,

	2002	2001

The Americas*	$148.4	$202.4
Asia/ Pacific	135.7	171.3
Europe	97.4	103.3
Japan	72.6	78.5

	$454.1	$555.5

*	The decrease from 2000 to 2001 relates primarily to the decision to phase-out manufacturing operations at the Company’s Guadalajara, Mexico facility and the related asset impairment charges recorded in 2001.

      Sales to Motorola and two other customers accounted for approximately 8%, 10% and 10%, respectively of the Company’s total revenue during 2002 compared to approximately 7%, 8% and 8%, respectively during 2001, and approximately 10%, 11% and 12%, respectively during 2000.

Note 21:     Selected Quarterly Financial Data (unaudited):

      Consolidated quarterly financial information for 2002 and 2001 follows (in millions, except per share data):

	Quarter Ended 2002

	Mar. 29	June 28(1)	Sept. 27	Dec. 31(2)

Total revenues	$269.1	$277.7	$272.0	$265.7
Gross profit	58.2	76.0	78.0	73.3
Net loss before extraordinary loss and cumulative effect of accounting change	(50.0)	(25.3)	(20.5)	(39.6)
Net loss	(50.0)	(31.8)	(20.5)	(39.6)
Diluted net loss before extraordinary loss cumulative effect of accounting change per common share	$(0.30)	$(0.16)	$(0.13)	$(0.24)
Diluted net loss per common share	$(0.30)	$(0.19)	$(0.13)	$(0.24)

	Quarter Ended 2001

	Mar. 30(3)	June 29(4)	Sept. 28(5)	Dec. 31(6)

Total revenues	$360.5	$310.7	$276.5	$266.9
Gross profit	86.6	55.1	36.2	36.7
Net loss before cumulative effect of accounting change	(43.0)	(152.2)	(68.9)	(450.9)
Net loss	(159.4)	(152.2)	(68.9)	(450.9)
Diluted net loss before cumulative effect of accounting change per common share	$(0.25)	$(0.88)	$(0.47)	$(2.60)
Diluted net loss per common share	$(0.92)	$(0.88)	$(0.47)	$(2.60)

(1)	In June 2002, the Company recorded charges totaling $16.7 million for costs associated with its worldwide restructuring programs. The charges included $3.9 million to cover employee separation costs associated with the termination of 79 U.S. employees, $2.8 million for exit costs consisting primarily of manufacturing equipment and supply contract termination charges, and $8.4 million for equipment write-offs that were charged directly against the related assets. An additional $1.0 million in exits costs and $0.6 million in employee separation costs were accrued relating to the closure of the Company’s Guadalajara, Mexico manufacturing facility that was part of the June 2001 restructuring program

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued)

described below. Also during the second quarter of 2002, the Company reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million and recorded a related gain of $12.4 million.

(2)	In December 2002, the Company recorded $12.6 million (net of a $0.6 adjustment) of restructuring and other charges. The charges included $10.1 million to cover employee separation costs relating the termination of approximately 300 employees, $1.0 million of asset impairments and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The Company also recorded a $4.9 million charge to cover the costs associated with the separation of two of the Company’s executive officers including $2.9 million of non-cash stock compensation relating to the modification of the vesting and exercise period for a portion of the executives’ stock options.

(3)	Effective January 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share, net of income taxes) and was recorded during the quarter ended March 30, 2001.

In March 2001, the Company recorded a $34.2 million charge to cover costs associated with a worldwide restructuring program covering both manufacturing locations and selling, general and administrative functions. See Note 5 “Restructuring and Other Charges” for further discussion regarding the restructuring. The Company also recorded a $3.8 million charge to cover costs associated with the separation of an executive officer. The Company recognized a pre-tax gain of $3.1 million on the sale of its 50% interest in SMP to Philips in February 2001.

(4)	In June 2001, the Company recorded a $95.8 million charge to cover costs associated with a worldwide restructuring program. This program includes phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors and consolidation of other operations.

(5)	At June 29, 2001, the Company was not in compliance with certain of its senior credit facilities. On August 13, 2001, the Company’s lenders agreed to waive such non-compliance and to amend the related agreement to temporarily eliminate certain covenants, reduce certain covenants, add new covenants, increase interest rates applicable to outstanding borrowings and require the Company to obtain a $100 million investment from TPG. On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Redeemable Preferred Stock to an affiliated of TPG resulting in proceeds of $99.2 million. As the preferred stock is convertible into shares of common stock at a price lower than the market price on the date of issuance there was a beneficial conversion feature (“BCF”) of $13.1 million inherent in the preferred stock. The BCF was originally recorded as a discount against the preferred shares with an offsetting increase to additional paid-in capital. However, since the preferred shares are convertible immediately and have no stated redemption date, the discount was accreted in full on the day of issuance. The net loss applicable to common shareholders increased by the $13.1 million accretion for purposes of calculating earnings per share.

(6)	During the fourth quarter of 2001, the Company recorded a $366.8 million income tax charge to establish a valuation allowance for the portion of its deferred taxes for which it is more likely than not that the related benefits will not be recognized. Additionally, the Company recorded a $16.6 million charge to cover costs associated with a worldwide restructuring program. The charge included $5.6 million to cover employee separation costs with the termination of approximately 50 employees and $11.0 million for asset impairments charged directly against the related assets.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

ON Semiconductor Corporation:

      Our audits of the consolidated financial statements referred to in our report dated February 5, 2002, except for Note 9 for which the date is March 3, 2003, appearing in this Form 10-K of ON Semiconductor Corporation also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

February 5, 2003

Phoenix, Arizona

ON SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other		Deductions/	End of
Description	of Period	Expenses	Accounts		Writeoffs	Period

	(In millions)
Allowance for doubtful accounts
Year ended December 31, 2000	$2.0	$0.8	$1.4	(1)	$1.1	$3.1

Year ended December 31, 2001	$3.1	$0.5	$—		$1.3	$2.3

Year ended December 31, 2002	$2.3	$—	$—		$0.4	$1.9

Inventory reserves
Year ended December 31, 2000	$28.2	$44.1	$—		$49.4	$22.9

Year ended December 31, 2001	$22.9	$50.9	$—		$22.5	$51.3

Year ended December 31, 2002	$51.3	$16.0	$—		$23.6	$43.7

Allowance for deferred tax assets
Year ended December 31, 2000	$—	$—	$—		$—	$—

Year ended December 31, 2001	$—	$366.8	$83.8	(2)	$—	$450.6

Year ended December 31, 2002	$450.6	$1.0	$90.2	(3)	$—	$541.8

(1)	Represents allowance recorded in connection with the acquisition of Cherry Semiconductor.

(2)	Represents the valuation allowance related to the 2001 portion of the net operating loss that was not recognized during the year.

(3)	Represents the valuation allowance related to the 2002 net operating loss that was not recognized during the year.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002 and 2001 and for
the Years Ended December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and

Member of SCI LLC

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, member’s equity (deficit) and cash flows present fairly, in all material respects, the financial position of Semiconductor Components Industries, LLC and its subsidiaries (a wholly-owned subsidiary of ON Semiconductor Corporation) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 as well as its methods of accounting for sales to distributors, derivative instruments and hedging activities effective January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Phoenix, Arizona

February 5, 2003, except for Note 8
for which the date is March 3, 2003

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31

	2002	2001

	(In millions)
ASSETS
Cash and cash equivalents	$176.4	$174.2
Receivables, net (including $4.7 and $21.3 due from Motorola)	121.4	142.2
Inventories, net	155.0	180.2
Other current assets	33.3	34.0
Deferred income taxes	6.4	7.5

Total current assets	492.5	538.1
Property, plant and equipment, net	389.5	482.8
Deferred income taxes	—	0.4
Goodwill	77.3	77.3
Intangibles assets, net	26.7	38.6
Notes receivable from affiliates	130.6	131.1
Other assets	38.7	41.7

Total assets	$1,155.3	$1,310.0

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Accounts payable (including $0.1 and $3.3 payable to Motorola)	$74.0	$108.6
Accrued expenses (including $0.7 and $11.7 payable to Motorola)	97.0	101.5
Due to affiliates, net	5.4	5.6
Income taxes payable	14.8	6.1
Accrued interest	43.6	13.4
Deferred income on sales to distributors	70.8	99.4
Current portion of long-term debt	9.3	12.4

Total current liabilities	314.9	347.0
Long-term debt (including $126.9 and $115.2 payable to Motorola)	1,393.9	1,374.5
Other long-term liabilities	42.9	48.3
Deferred income taxes	2.2	—

Total liabilities	1,753.9	1,769.8

Commitments and contingencies (See Note 15)	—	—

Contributed capital	793.5	785.9
Accumulated other comprehensive income (loss)	(34.3)	(32.8)
Accumulated deficit	(1,357.8)	(1,212.9)

Total member’s equity (deficit)	(598.6)	(459.8)

Total liabilities and member’s equity (deficit)	$1,155.3	$1,310.0

The accompanying notes are an integral part of these

consolidated financial statements.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In millions)
Total revenues (including $87.7, $98.9 and $206.0 from Motorola)	$1,084.0	$1,213.3	$2,070.2
Cost of sales	805.9	991.0	1,356.8

Gross profit	278.1	222.3	713.4

Operating expenses:
Research and development	67.9	80.9	69.2
Selling and marketing	61.2	74.8	100.1
General and administrative	102.9	133.8	233.4
Amortization of intangibles	11.9	22.6	16.8
Write-off of acquired in-process research and development	—	—	26.9
Restructuring and other	26.7	150.1	4.8

Total operating expenses	270.6	462.2	451.2

Operating income (loss)	7.5	(239.9)	262.2
Interest expense, net	(138.1)	(133.6)	(131.2)

Income (loss) before income taxes, extraordinary loss and cumulative effect of accounting change	(130.6)	(373.5)	131.0
Income tax provision	(7.8)	(342.9)	(46.5)

Income (loss) before extraordinary loss and cumulative effect of accounting change	(138.4)	(716.4)	84.5
Extraordinary loss on debt prepayment (net of income taxes of $0 in 2002 and $11.7 in 2000)	(6.5)	—	(17.5)
Cumulative effect of accounting change (net of income taxes of $38.8)	—	(116.4)	—

Net income (loss)	$(144.9)	$(832.8)	$67.0

The accompanying notes are an integral part of these

consolidated financial statements.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (DEFICIT)

		Accumulated
		Other
		Comprehensive
	Contributed	Income	Accumulated
	Capital	(Loss)	Deficit	Total

		(In millions)
Balance at December 31, 1999	$359.5	$2.7	$(447.1)	$(84.9)
Net capital contributions from Member	301.9			301.9
Comprehensive income (loss):
Net income	—	—	67.0	67.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(3.1)	—	(3.1)
Additional minimum pension liability	—	(0.3)	—	(0.3)

Other comprehensive loss		(3.4)		(3.4)

Comprehensive income		—		63.6

Balance at December 31, 2000	661.4	(0.7)	(380.1)	280.6
Net capital contributions from Member	124.5			124.5
Comprehensive income (loss):
Net loss	—	—	(832.8)	(832.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(3.9)	—	(3.9)
Additional minimum pension liability	—	(13.5)	—	(13.5)
Cumulative effect of accounting change	—	(5.7)	—	(5.7)
Effects of cash flow hedges	—	(9.0)	—	(9.0)

Other comprehensive loss		(32.1)		(32.1)

Comprehensive loss		—		(864.9)

Balance at December 31, 2001	785.9	(32.8)	(1,212.9)	(459.8)
Net capital contributions from Member	7.6			7.6
Comprehensive income (loss), net of tax:
Net loss			(144.9)	(144.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment		2.3		2.3
Additional minimum pension liability		(5.8)		(5.8)
Unrealized losses on deferred compensation plan investments		(0.6)		(0.6)
Effects of cash flow hedges		2.6		2.6

Other comprehensive loss		(1.5)		(1.5)

Comprehensive loss		—		(146.4)

Balance at December 31, 2002	$793.5	$(34.3)	$(1,357.8)	$(598.6)

The accompanying notes are an integral part of these

consolidated financial statements.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In millions)
Cash flows from operating activities:
Net income (loss)	$(144.9)	$(832.8)	$67.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122.3	153.5	149.4
Write-off of acquired in-process research and development	—	—	26.9
Extraordinary loss on debt prepayment	6.5	—	29.2
Cumulative effect of accounting change	—	155.2	—
Amortization of debt issuance costs and debt discount	8.7	6.0	5.9
Provision for excess inventories	12.1	50.9	44.1
Non-cash impairment of property, plant and equipment	11.5	56.2	—
Non-cash interest on junior subordinated note payable to Motorola	11.7	10.7	9.6
Stock compensation expense	4.5	5.0	0.7
Deferred income taxes	5.2	318.5	(9.1)
Other	(0.8)	(2.2)	(0.7)
Changes in assets and liabilities:
Receivables	23.0	129.0	(1.6)
Inventories	13.4	17.7	(76.0)
Other assets	(3.3)	(1.7)	(27.6)
Accounts payable	(34.9)	(60.5)	40.2
Accrued expenses	(7.7)	(63.0)	46.4
Due to affiliates	0.1	1.7	7.2
Income taxes payable	8.7	(11.6)	(13.7)
Accrued interest	19.2	5.7	(12.2)
Deferred income on sales to distributors	(28.6)	(82.8)	—
Other long-term liabilities	0.1	5.4	(3.8)

Net cash provided by (used in) operating activities	26.8	(139.1)	281.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(23.9)	(109.4)	(176.2)
Investment in business, net of cash acquired	—	—	(253.2)
Other investments	—	(0.5)	(2.3)
Loans to affiliates	—	(5.0)	(43.1)
Proceeds from repayment of loans to affiliates	0.5	—	—
Proceeds from sales of property, plant and equipment	4.8	13.8	18.1

Net cash used in investing activities	(18.6)	(101.1)	(456.7)

Cash flows from financing activities:
Net capital contributions from Member	2.6	119.5	301.2
Proceeds from debt issuance	290.7	—	—
Proceeds from senior credit facilities and other borrowings	—	125.0	226.1
Payment of capital lease obligation	(1.1)	(1.9)	—
Payment of debt issuance costs	(12.1)	(5.1)	(3.2)
Repayment of senior credit facilities, including prepayment penalty in 2000	(287.1)	(5.6)	(131.5)
Repayment of senior subordinated notes, including prepayment penalty	—	—	(156.8)

Net cash provided by (used in) financing activities	(7.0)	231.9	235.8

Effect of exchange rate changes on cash and cash equivalents	1.0	0.8	(0.1)

Net increase (decrease) in cash and cash equivalents	2.2	(7.5)	60.9
Cash and cash equivalents, beginning of period	174.2	181.7	120.8

Cash and cash equivalents, end of period	$176.4	$174.2	$181.7

The accompanying notes are an integral part of these

consolidated financial statements.

Note 1:     Background and Basis of Presentation

      Semiconductor Components Industries, LLC (“SCI LLC” or the “Company”) is a wholly-owned subsidiary of ON Semiconductor Corporation (“ON Semiconductor”). The Company is one of the largest independent suppliers of semiconductor components in the world. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., ON Semiconductor was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “Recapitalization”). ON Semiconductor continues to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector.

      On August 4, 1999, ON Semiconductor was recapitalized and certain related transactions were effected pursuant to an agreement among ON Semiconductor, the Company, Motorola and affiliates of Texas Pacific Group (“TPG”). As a result of the Recapitalization, an affiliate of TPG owned approximately 91% and Motorola owned approximately 9% of the outstanding common stock of ON Semiconductor. In addition, as part of these transactions, TPG received 1,500 shares and Motorola received 590 shares of ON Semiconductor’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by the Company. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of TPG totaling $337.5 million, borrowings totaling $740.5 million under the Company’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because TPG’s affiliate did not acquire substantially all of ON Semiconductor’s common stock, the basis of ON Semiconductor’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

Note 2:     Liquidity

      During the year ended December 31, 2002, the Company incurred a net loss of $144.9 million compared to a net loss of $832.8 million in 2001 and net income of $67.0 million in 2000. The Company’s net results included restructuring and other of $26.7 million, $150.1 million and $4.8 million in 2002, 2001 and 2000, respectively, as well as interest expense of $138.1 million, $133.6 million and $131.2 million, respectively. The Company’s operating activities provided cash of $26.8 million in 2002 and $281.9 million in 2000 and used cash of $139.1 million in 2001.

      At December 31, 2002, the Company had $176.4 million in cash and cash equivalents, net working capital of $177.6 million, term or revolving debt of $1,403.2 million and a member’s deficit of $598.6 million. The Company’s long-term debt includes $701.6 million under its senior bank facilities; $291.4 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $126.9 million under a 10% junior subordinated note payable to Motorola due 2011; and, $23.3 million under a note payable to a Japanese bank due 2010. The Company was in compliance with all of the covenants contained in its various debt agreements as of December 31, 2002 and expects to remain in compliance over the next twelve months.

      The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its credit agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

      If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Although there can be no assurance, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2003. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

Note 3:     Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis as the Company does not exercise significant influence. All material intercompany accounts and transactions have been eliminated.

Reclassifications

      Certain amounts have been reclassified to conform with the current year presentation.

Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables, inventories and deferred tax assets; reserves for customer incentives, restructuring charges and pension obligations; the fair values of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior twelve months.

      These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions as well as the Company’s design activities can cause certain of its products to become obsolete.

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

      The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the related carrying amount of an asset may not be recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price of the Cherry acquisition (described in Note 6 “Acquisition”) over the estimated fair value of the net assets acquired and was being amortized on a straight line basis over its estimated useful life of ten years until January 1, 2002 when the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” The Company also acquired certain intangible assets in the Cherry acquisition that are being amortized on a straight line basis over estimated useful lives of five years.

      Under SFAS 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis during the fourth quarter of each year.

Debt Issuance Costs

      Debt issuance costs are capitalized and amortized over the terms of the underlying agreements. Upon prepayment of debt, the related unamortized debt issuance costs are charged to operations. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets.

Revenue Recognition

      The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, distributors and electronic manufacturing service providers. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances.

      Prior to January 1, 2001, the Company recognized revenue on distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns as well as for other related sales costs and allowances. Effective January 1, 2001, the Company changed its revenue recognition policy with respect to distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change eliminated the need to provide for estimated sales returns from distributors. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

Research and Development Costs

      Research and development costs are expensed as incurred.

Stock-Based Compensation

      The Company accounts for employee stock options relating to the common stock of ON Semiconductor accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

      Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for 2002, 2001, and 2000 would have been reduced (increased) to the pro forma amounts indicated below (in millions):

	Year Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$(144.9)	$(832.8)	$67.0
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4.5	3.7	0.5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15.4)	(17.9)	(7.1)

Pro forma net income (loss)	$(155.8)	$(847.0)	$60.4

      The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of each of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2002	2001	2000

Expected life (in years)	5	5	5
Risk-free interest rate	4.15%	4.82%	6.41%
Volatility	0.70	0.70	0.60

Employee Stock Purchase Plan	2002	2001	2000

Expected life (in years)	0.25	0.25	0.33
Risk-free interest rate	1.71%	4.26%	6.20%
Volatility	0.70	0.70	0.60

      The weighted-average estimated fair value of employee stock options granted during 2002, 2001 and 2000 was $1.83, $3.25 and $8.67 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2002, 2001 and 2000 was $0.60, $1.24 and $3.73, respectively.

Income Taxes

      Income taxes are accounted for using the asset and liability method and are determined on a separate return basis. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.

      In determining the amount of the valuation allowance, estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction are considered. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for the majority of the Company’s deferred tax assets. Additionally, throughout 2002, no incremental deferred tax benefits were recognized. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

Foreign Currencies

      Most of the Company’s foreign subsidiaries deal primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions. The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within member’s equity (deficit).

Defined Benefit Plans

      The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgement, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying valued and depreciated over the assets’ remaining useful life. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not expect the implementation of SFAS No. 143 to have a material effect on its results of operations.

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company’s adoption of SFAS No. 144 did not impact its financial condition or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 7 “Balance Sheet Information”. The Company does not expect the adoption of FIN No. 45 to have a material effect on its financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “ Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created to acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its financial condition or results of operations.

Note 4:     Accounting Changes

Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      The Company’s goodwill at January 1, 2002 totaled $77.3 million and relates to the Cherry acquisition described in Note 6. As a result of the adoption of SFAS No. 142, the Company discontinued amortization of the Cherry goodwill at the beginning of 2002. During the first quarter of 2002, the Company identified its various reporting units, which correspond with its four product lines, and allocated its assets and liabilities to such reporting units. The goodwill relating to the Cherry acquisition was specifically identified with and included in the Company’s Power Management and Standard Analog reporting unit. During the second quarter of 2002, the Company completed the first step of its transitional goodwill impairment test and determined that the estimated fair value of the Power Management and Standard Analog reporting unit as of January 1, 2002 exceeded the reporting unit’s carrying amount by a substantial amount. As a result, an impairment of the Cherry goodwill as of that date was not indicated and completion of the second step test was not required. The Company updated its goodwill impairment analysis during the fourth quarter of 2002 and determined that a related impairment did not exist.

      The following table, with comparable actual amounts, sets forth the pro forma effects on net income (loss) assuming that the Company had adopted the provisions of SFAS No. 142 at the date of the Cherry acquisition in April 2000:

	Year Ended December 31,

	As	As	Pro	As	Pro
	Reported	Reported	Forma	Reported	Forma
	2002	2001	2001	2000	2000

Reported net income (loss) before extraordinary loss and cumulative effect of accounting change	$(138.4)	$(716.4)	$(716.4)	$84.5	$84.5

Add Back: Goodwill amortization, net of tax			10.7		7.7
Pro forma net income (loss) before extraordinary loss and cumulative effect of accounting change			$(705.7)		$92.2

Reported net income (loss)	$(144.9)	$(832.8)	$(832.8)	$67.0	$67.0

Add Back: Goodwill amortization, net of tax			10.7		7.7

Pro forma net income (loss)			$(822.1)		$74.7

Revenue Recognition

      Sales are made to distributors under agreements that allow certain rights of return and price protection on products that are not resold by such distributors. Prior to January 1, 2001, the Company recognized revenue on distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns from our distributors on these unsold products. Effective January 1, 2001, the Company changed its revenue recognition method on sales to distributors so that such revenues are recognized at the time the distributor sells the Company’s products to the end customer. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

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

      The impact of the accounting change for periods prior to 2001 was a charge of $155.2 million ($116.4 million, net of income taxes) and is reflected as the cumulative effect of change in accounting principle in the Company’s consolidated statement of operations and comprehensive loss in 2001. The accounting change resulted in an increase in revenues of $116.6 million and a reduction in net loss of $53.1 million for the year ended December 31, 2001.

      The estimated pro forma effects of the accounting change for the year ended December 31, 2000 are as follows (in millions):

Year Ended
December 31,
2000

As reported:
Revenues	$2,070.2
Net income before extraordinary loss	84.5
Net income	67.0
Pro forma effects reflecting the accounting change applied retroactively:
Revenues	$1,955.0
Net income before extraordinary loss	44.2
Net income	26.7

Derivatives Instruments and Hedging Activities

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities effective January 1, 2001.

      Upon adoption, the Company recorded an after-tax charge of approximately $3.4 million to accumulated other comprehensive income (loss). This charge consisted of an approximate $2.1 million adjustment to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities, both before income taxes of approximately $2.2 million.

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

Note 5:     Restructuring and Other

      The activity related to the Company’s restructuring program is as follows (in millions):

	Reserve			Reserve				Reserve
	Balance at	2001	2001	Balance at	2002	2002	2002	Balance at
	12/31/2000	Charges	Usage	12/31/2001	Charges	Usage	Adjustments	12/31/2002

December 2002 Restructuring	$0.7	$—	$(0.7)	$—	$—	$—	$—	$—
Cash employee separation charges	—	—	—	—	10.1	(0.2)	—	9.9
Cash exit costs	—	—	—	—	1.8	—	—	1.8

December 2002 Restructuring reserve balance	—			—				11.7

June 2002 Restructuring
Cash employee separation charges	—	—	—	—	2.9	(2.5)	—	0.4
Cash exit costs	—	—	—	—	2.8	(1.3)	—	1.5
Non-cash fixed asset write-offs	—	—	—	—	8.4	(8.4)	—	—
Non-cash stock compensation charges	—	—	—	—	1.0	(1.0)	—	—

June 2002 Restructuring reserve balance	—			—				1.9

March 2002 Restructuring
Cash employee separation charges	—	—	—	—	7.0	(4.3)	0.3	3.0
Non-cash stock compensation charges	—	—	—	—	0.2	(0.2)	—	—

March 2002 Restructuring reserve balance	—			—				3.0

December 2001 Restructuring
Cash employee separation charges	—	4.0	(1.8)	2.2	—	(2.1)	—	0.1
Non-cash fixed asset write-offs	—	11.1	(11.1)	—	—	—	—	—
Non-cash stock compensation and pension charges	—	1.5	(1.5)	—	—	—	—	—

December 2001 Restructuring reserve balance	—			2.2				0.1

June 2001 Restructuring
Cash employee separation charges	—	36.1	(29.3)	6.8	—	(5.7)	0.6	1.7
Cash exit costs	—	10.0	—	10.0	—	(8.1)	(0.8)	1.1
Non-cash fixed asset write-offs	—	42.2	(42.2)	—	—	—	—	—
Non-cash stock compensation and pension charges	—	7.2	(7.2)	—	—	—	—	—

June 2001 Restructuring reserve balance	—			16.8				2.8

March 2001 Restructuring
Cash employee separation charges	—	31.3	(30.5)	0.8	—	(0.7)	(0.1)	—
Non-cash fixed asset write-offs	—	2.9	(2.9)	—	—	—	—	—

March 2001 Restructuring reserve balance	—			0.8				—

	$0.7	$146.3	$(127.2)	$19.8	$34.2	$(34.5)	$(0.0)	$19.5

      The following table reconciles the restructuring activity in the tables above to the “Restructuring and other” caption on the Statement of Operations for the years ended December 31, 2002 and 2001, respectively (in millions):

Year Ended
December 31, 2002

2002 restructuring charges	$34.2
Plus: Additional charges related to Guadalajara and France	1.9
Less: Reserves released during the period	(1.9)
Plus: Other charges related to the termination of executive officers (December 2002)	4.9
Less: Motorola gain	(12.4)

Restructuring and other	$26.7

Year Ended
December 31, 2001

2001 restructuring charges	$146.3
Plus: Other charges related to the termination of an executive officer (March 2001)	3.8

Restructuring and other	$150.1

     December 2002 Restructuring Program

      In December 2002, the Company recorded a $11.6 million (net of a $0.6 adjustment) restructuring charge. The charge included $10.1 million to cover employee separation costs relating the termination of approximately 300 employees and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and are expected to be completed by December 2003 and will impact both manufacturing and non-manufacturing personnel mainly in the United States. The charge also included an additional $0.3 million reserve related to headcount reduction in Toulouse, France that was part of the March 2002 restructuring program. The $0.6 adjustment related to release of previous reserves associated with the June 2001 restructuring programs due to the Company’s analysis of estimated costs to complete those programs. As of December 31, 2002 the remaining liability relating to this restructuring was $11.7 million.

      In December 2002, the Company also recorded a $4.9 million charge to cover the costs associated with the separation of two of its executive officers. In connection with the separation, the Company reserved $2.0 million related to the cash portion of the related separation agreements. In addition, the Company agreed to modify the vesting and exercise period for a portion of the executives’ stock options. This modification resulted in a non-cash stock compensation charge of $2.9 million with an offsetting credit to additional paid-in capital.

     June 2002 Restructuring Program

      In June 2002, the Company recorded charges totaling $16.7 million for costs associated with its worldwide restructuring programs. The charges included $3.9 million to cover employee separation costs associated with the termination of 79 U.S. employees, $2.8 million for exit costs consisting primarily of manufacturing equipment and supply contract termination charges, and $8.4 million for equipment write-offs that were charged directly against the related assets. An additional $1.0 million in exit costs and $0.6 million in employee separation costs were accrued relating to the closure of the Company’s Guadalajara, Mexico manufacturing facility that was part of the June 2001 restructuring program described below.

      The employee separation costs reflected further reductions in general and administrative staffing levels and included $1.0 million of non-cash stock compensation charges associated with the modification of stock options for certain terminated employees. As of December 31, 2002, all impacted employees had been terminated and the Company currently expects that remaining employee separation cost reserve of $0.4 million as of that date will be paid out by June 30, 2003.

      As a result of continuing economic conditions, the Company determined that certain manufacturing equipment purchase and supply agreements were no longer economical to complete and accrued estimate termination charges of $2.8 million during the second quarter of 2002. As of December 31, 2002, the Company had settled certain of these obligations with payments of $1.3 million and is currently in discussions to settle its remaining obligations.

      During the second quarter of 2002, the Company identified certain manufacturing equipment that would no longer be used internally and recorded a charge of $7.0 million to write-down the remaining carrying value to its estimated net realizable value. Additionally, the Company determined that it would not invest the capital required to complete an equipment project and recorded a charge of $1.4 million to write-off the carrying value of the related project.

      During the second quarter of 2002, the Company reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million which resulted in a related gain of $12.4 million. The Company also recorded a $1.2 million reversal of amounts previously provided in connection with its June 2001 restructuring program as a result of favorable negotiated contract termination costs.

     March 2002 Restructuring Program

      In March 2002, the Company recorded a $7.1 million (net of a $0.1 million adjustment to the March 2001 restructuring program) charge to cover employee separation costs relating to the termination of approximately 72 employees. Approximately $5.0 million of this charge is attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia. The relocation of these functions is currently expected to be completed by June 30, 2003. The remaining $2.2 million relates to reductions in selling, general and administrative functions primarily in the U.S. The March 2002 charge also included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. The Company recorded an additional $0.3 million in employee separation costs relating to the relocation of the administrative functions in Toulouse, France during the fourth quarter of 2002 as a result of its reevaluation of remaining costs to be incurred. As of December 31, 2002, 51 employees have been terminated under this program and the Company currently expects that the remaining terminations will be completed by June 30, 2003. As of December 31, 2002 the remaining liability relating to this restructuring was $3.0 million.

     December 2001 Restructuring Program

      In December 2001, the Company recorded charges totaling $16.6 million for costs associated with its worldwide restructuring programs. The charges included $5.5 million to cover employee separation costs associated with the terminations of 50 employees as well as $11.1 million for property and equipment write-offs that were charged directly against the related assets.

      The employee separation costs reflected reductions in selling, general and administrative staffing levels in the U.S., United Kingdom, Germany, France and Singapore and included $0.2 million of non-cash charges associated with the modification of stock options for certain terminated employees as well as $1.3 million for additional pension charges relating to the terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet.) As of December 31, 2002, all impacted employees had been terminated and the Company currently expects that the remaining reserve of $0.1 million will be paid out by March 2003.

      The $11.1 million charge related the write-off of certain property and equipment located in Phoenix, Arizona that would no longer be utilized as a result of the Company’s restructuring activities.

     June 2001 Restructuring Program

      In June 2001, the Company recorded charges totaling $95.5 million for costs associated with its worldwide restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its manufacturing and distribution operations to meet declining customer demand. The programs included the phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility by June 2002, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors by June 2002 and December 2001, respectively, the shutdown of the Hong Kong Distribution Center and transfer of related functions to its Singapore Distribution Center. The charge included $36.1 million to cover employee separation costs associated with the termination of approximately 3,000 employees, $1.1 million of non-cash charges associated with the modification of stock options for certain terminated employees and $6.1 million for additional pension charges related to the terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet.) As of December 31, 2002, all but 10 employees had been terminated under the June 2001 restructuring program. The remaining employees are located at the Company’s Guadalajara facility. Manufacturing operations in Guadalajara ceased in June 2002 as originally planned; however, various administrative activities relating to the plant closure remain. The Company currently expects that these activities will be completed by March 31, 2003.

      The planned discontinuation of manufacturing activities triggered an impairment analysis to the carrying value of the related assets and resulted in the Company recording asset impairment charges totaling $42.2 million. This charge included $31.6 million related to the Guadalajara manufacturing facility, $4.2 million related to the Aizu, Japan 4-inch wafer fabrication line and $2.2 million related to the Seremban assembly and test facility. The Company measured the amount of each asset impairment by comparing the carrying value of the respective assets to the related estimated fair value. The Company estimated future net cash flows for the period of continuing manufacturing activities (June 2002 for Guadalajara and Aizu, December 31, 2001 for Seremban) for each group of assets using price, volume, cost, capital and salvage value assumptions that management considered to be reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The related assets have been sold to third parties at amounts that approximated their estimated fair values, were transferred to other manufacturing facilities at their previously existing carrying values or are currently held for sale. The only remaining assets to be disposed of under this restructuring program are the land and building at the Guadalajara manufacturing facility. The Company is currently evaluating offers for these assets and, based on these offers, expects that the carrying value will be fully realized. The charge also included $4.2 million for the write-off of assets that will no longer be used by the Company as a result of this restructuring program.

      The June 2001 charge also included $10.0 million to cover certain exit costs relating facility closure and contract terminations. This charge included $2.8 for expected facility clean up activities, $1.0 million for equipment disposal fees, $2.0 million for equipment purchase cancellations and $4.2 million for other contract cancellations. As discussed previously, the Company recorded an additional $1.0 million in exit costs and $0.6 million in employee separation costs relating to the Guadalajara manufacturing facility during the second quarter of 2002 as a result of its reevaluation of remaining costs to be incurred with respect to the closure of that facility. As previously mentioned, the Company currently expects the remaining exit activities will be completed by March 31, 2003. As of December 31, 2002 the remaining liability relating to this restructuring program was $2.8 million.

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

      The employee separation costs reflected further reductions in manufacturing, selling, general and administrative staffing levels in the U.S., Mexico, the Philippines and Malaysia as well as non-cash charges associated with the modification of stock options for certain terminated employees. All impacted employees had been terminated and the Company released the remaining $0.1 million reserve to income during the second quarter of 2002.

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

     2000 Restructuring Program

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

      The Cherry acquisition was accounted for using the purchase method of accounting and, as a result, the purchase price and related costs were allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on management estimates as follows (in millions):

Fair value of tangible net assets	$71.3
Developed technology	59.3
In-process research and development	26.9
Assembled workforce	10.0
Excess of purchase price over estimated fair value of net assets acquired (goodwill)	85.7

$253.2

      Developed technology is being amortized on a straight-line basis over an estimated useful life of five years. Goodwill was being amortized on a straight-line basis over an estimated useful life of ten years; however, as mentioned previously, such amortization was discontinued January 1, 2002 upon the adoption of SFAS 142. Additionally, assembled workforce was being amortized over an estimated useful life of five years, however assembled workforce does not meet the requirements for an intangible asset apart from goodwill. Accordingly, upon adoption of SFAS 142, the Company reclassified the unamortized balance of assembled workforce to goodwill and the related amortization was discontinued.

      The fair value of acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. Significant assumptions that had to be made in using this approach included revenue and operating margin projections and determination of the applicable discount rate. The fair value of acquired in-process research and development was based on sales forecasts and cost assumptions projected to be achievable by Cherry on a stand-alone basis. Operating margins were based on cost of goods sold and selling, general and administrative expenses as a percentage of revenues. All projected revenue and cost information was based on historical results and trends and did not include any synergies or cost savings that may result from the acquisition. The rate used to discount future projected cash flows resulting from the acquired in-process research and development was 20%, which was derived from a weighted average cost of capital analysis increased to reflect additional risks inherent in the development life cycle.

      At the date of acquisition, in-process research and development consisted of sixty-five projects that had not yet reached technological feasibility and for which no alternative future uses had been identified. Accordingly, the estimated fair value of these projects was expensed as of the acquisition date. Such projects were approximately 70% to 80% complete at the date of the acquisition. The estimated cost to complete these projects at that date was approximately $4.1 million. Of the sixty-five projects in process at the date of acquisition, the Company completed thirty-one projects, abandoned twenty-nine projects and are in the process of completing the remaining five projects, which have an estimated completion cost of $0.5 million. Subsequent to the acquisition date, the Company experienced an industry downturn that required it to scale back research and development activities. Due to the decline in product demand subsequent to the acquisition, 2002 revenues associated with the completed projects were approximately $12.5 million, or 30% of the amount originally forecasted for all acquired in-process research and development projects at the date of acquisition.

Note 7:     Balance Sheet Information

      Balance sheet information is as follows (in millions):

	December 31,

	2002	2001

Receivables, net:
Accounts receivable	$123.2	$144.1
Less: Allowance for doubtful accounts	(1.8)	(1.9)

	$121.4	$142.2

Inventories, net:
Raw materials	$12.3	$12.1
Work in process	104.6	138.4
Finished goods	81.5	79.9

Total inventories	198.4	230.4
Less: Inventory reserves	(43.4)	(50.2)

	$155.0	$180.2

Property, plant and equipment, net:
Land	$11.7	$11.4
Buildings	346.6	379.9
Machinery and equipment	774.7	959.4

Total property, plant and equipment	1,133.0	1,350.7
Less: Accumulated depreciation	(743.5)	(867.9)

	$389.5	$482.8

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

	December 31,

	2002	2001

Intangible asset, net:
Developed technology	$59.3	$59.3
Less: Accumulated amortization	(32.6)	(20.7)

	$26.7	$38.6

Other assets:
Debt issuance costs	$33.7	$35.2
Other	5.0	6.5

	$38.7	$41.7

Accrued expenses:
Accrued payroll	$27.5	$28.2
Sales related reserves	14.1	15.0
Restructuring reserves	19.5	19.8
Other	35.9	38.5

	$97.0	$101.5

Other long-term liabilities:
Accrued retirement benefits	$33.7	$25.0
Cash flow hedge liability	8.2	12.5
Other	1.0	10.8

	$42.9	$48.3

Other comprehensive loss:
Foreign currency translation adjustments	$(2.0)	$(4.3)
Additional minimum pension liability	(19.6)	(13.8)
Net unrealized losses and adjustments related to cash flow hedges	(12.1)	(14.7)
Unrealized losses on deferred compensation plan investments	(0.6)	—

	$(34.3)	$(32.8)

      Depreciation expense totaled $105.1 million, $122.8 million and $126.3 million for 2002, 2001 and 2000, respectively. Amortization expense related to the developed technology totaled $11.9, $11.6, and $9.1 million in 2002, 2001 and 2000, respectively.

      Estimated amortization expense of the intangible asset is as follows:

Year Ended December 31,

2003	$11.9
2004	11.9
2005	2.9

$26.7

      The activity related to the Company’s allowance for doubtful accounts, inventory reserves, allowance for deferred tax assets and warranty reserves for 2000, 2001 and 2002 follows:

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other		Deductions/	End of
Description	of Period	Expenses	Accounts		Writeoffs	Period

Allowance for doubtful accounts
Year ended December 31, 2000	$2.0	$0.8	$1.4	(1)	$1.7	$2.5

Year ended December 31, 2001	$2.5	$0.5	$—		$1.1	$1.9

Year ended December 31, 2002	$1.9	$0.2	$—		$0.3	$1.8

Inventory reserves
Year ended December 31, 2000	$28.2	$44.1	$—		$49.8	$22.5

Year ended December 31, 2001	$22.5	$50.9	$—		$23.2	$50.2

Year ended December 31, 2002	$50.2	$12.1	$—		$18.9	$43.4

Allowance for deferred tax assets
Year ended December 31, 2000	$—	$—	$—		$—	$—

Year ended December 31, 2001	$—	$366.8	$83.8	(2)	$—	$450.6

Year ended December 31, 2002	$450.6	$1.0	$86.3	(3)	$—	$537.9

Warranty reserves
Year ended December 31, 2000	$2.1	$2.4	$—		$1.0	$3.5

Year ended December 31, 2001	$3.5	$0.1	$—		$0.6	$3.0

Year ended December 31, 2002	$3.0	$0.1	$—		$0.4	$2.7

(1) Represents allowance recorded in connection with the acquisition of Cherry Semiconductor.

(2)	Represents the valuation allowance related to the 2001 portion of the net operating loss that was not recognized during the year.

(3)	Represents the valuation allowance related to the 2002 net operating loss that was not recognized during the year.

Note 8:     Long-Term Debt

      Long-term debt consists of the following (dollars in millions):

		December 31, 2002		December 31, 2001

	Amount of	Interest		Interest
	Facility	Rate	Balance	Rate	Balance

Senior Bank Facilities:
Tranche A	$200.0	6.4375%	$6.6	8.4375%	$17.0
Tranche B	325.0	6.4375%	209.9	8.4375%	312.5
Tranche C	350.0	6.4375%	226.0	8.4375%	336.5
Tranche D	200.0	6.4375%	134.1	8.4375%	197.7
Revolver	150.0	6.4375%	125.0	8.4375%	125.0

			701.6		988.7
12% Senior Secured Notes due 2008, interest payable semi-annually, net of debt discount of $8.6			291.4
12% Senior Subordinated Notes due 2009, interest payable semi-annually			260.0		260.0

		December 31, 2002		December 31, 2001

	Amount of	Interest		Interest
	Facility	Rate	Balance	Rate	Balance

10% Junior Subordinated Note to Motorola due 2011, interest compounded semi-annually, payable at maturity			126.9		115.2
2.25% Note payable to Japanese bank due 2010			23.3		21.9
Capital lease obligation			—		1.1

			1,403.2		1,386.9
Less: Current maturities			(9.3)		(12.4)

			$1,393.9		$1,374.5

Senior Bank Facilities

      Borrowings under the senior bank facilities, which bear interest at rates selected by the Company based on either LIBOR or an alternative base rate, as defined, plus an interest rate spread, amortize within three to five years. As of December 31, 2002, the senior bank facilities contained a $150.0 million revolving line of credit. Borrowings of $125.0 million and letters of credit totaling $17.1 million were outstanding against the line of credit at December 31, 2002 leaving $7.9 million of availability at that date. As discussed below, $62.5 million of borrowings outstanding under the revolving line of credit were converted to a new Tranche R term loan in February 2003 pursuant to amendments to the senior bank facilities made in connection with the issuance of the Company’s 12% first-lien senior secured notes due 2010 described below (the “First-Lien Notes”.) Additionally, the Company used $180.9 million of the net cash proceeds from the issuance of the First-Lien Notes to prepay a portion of the senior bank facilities, including $25.0 million of which proceeds were used to repay borrowings then outstanding under the revolving line of credit and permanently reduce the commitments thereunder by such amount. As described in Note 12, the Company hedges a portion of the interest rate risk associated with the senior bank facilities.

      At June 29, 2001, the Company was not in compliance with the interest expense coverage and leverage ratio requirements under its senior bank facilities. On August 13, 2001, the Company received a waiver in respect to such non-compliance at June 29, 2001 and in respect of any future non-compliance with such covenants through December 31, 2002. In connection with such waiver, the Company amended its senior bank facilities to, among other things, reduce interest expense coverage and leverage ratio requirements through December 31, 2005, add minimum cash and EBITDA level covenants through December 31, 2002, require the Company to obtain $100 million through an equity investment from TPG, increase the required interest rate spreads applicable to outstanding borrowings (“supplemental interest”), and, to revise certain mandatory prepayment provisions contained in the original agreement.

      In connection with the issuance of $300 million principal amount of 12% second-lien senior secured notes due 2008 (the “Second-Lien Notes”) described below, the Company amended its senior bank facilities on April 17, 2002 to, among other things, permit the issuance of the Second-Lien Notes, eliminate interest expense coverage and leverage ratio requirements through December 31, 2003 and to reduce the minimum interest expense coverage ratio requirement and increase the maximum leverage ratio requirements for the period from January 1, 2004 through June 30, 2006, extend the minimum cash and EBITDA level covenants through December 31, 2003, permit the redemption of up to 35% of the Second-Lien Notes with net proceeds of any equity offerings on or prior to May 15, 2005, allow certain asset sales and to permit borrowings of up to $100.0 million by or for the benefit of the Company’s Leshan joint venture so long as the related proceeds are used to prepay loans under the senior bank facilities. The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2002.

      In connection with the issuance of the First-Lien Notes described below, the Company amended its senior bank facilities effective as of February 14, 2003 to, among other things, permit the issuance of the First-Lien Notes, eliminate the interest expense and leverage coverage ratio requirements, reduce the minimum

EBITDA level covenant (as defined) to $140.0 million for any four consecutive fiscal quarters until the final maturity of the senior bank facilities, reduce permitted annual capital expenditures to $100.0 million (subject to increases in certain circumstances), permit the redemption of up to 35% of the First-Lien Notes with net proceeds of any equity offerings on or prior to March 15, 2006 and to convert $62.5 million of the amounts outstanding under the revolving credit facility to a new Tranche R term loan. Although there can be no assurances, the Company believes that it will be able to comply with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2003.

Second-Lien Notes

      On May 6, 2002, ON Semiconductor and SCI LLC, (collectively, the “Issuers”) issued $300.0 million principal amount of Second-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The Second-Lien Notes, which are callable after four years, were issued at 96.902% of par value and generated net proceeds of $278.6 million after such discount and the payment of issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities. Because the amount outstanding under the senior bank facilities was reduced below $750.0 million, the supplemental interest charges were reduced from 3.0% to 1.0%. The Company has the option to terminate the supplemental interest charges by paying the entire accrued balance of supplemental interest charges on March 31, 2003. Alternatively, the Company can elect to pay 50% of the existing accrued balance at March 31, 2003 and continue accruing supplemental interest charges through June 30, 2003, at which time all remaining supplemental interest is due. Approximately $25.7 million of supplemental interest charges had been accrued as of December 31, 2002. In connection with this prepayment, the Company wrote off $6.5 million of debt issuance costs which is reflected as an extraordinary loss in the Company’s consolidated statement of operations for the year ended December 31, 2002. The Second-Lien Notes accrued interest at the rate of 12% until February 6, 2003, when the related annual interest increased to 13%. The increased interest rate will remain in effect unless on or prior to August 6, 2003 the Company issues $100.0 million of its common stock or certain convertible preferred stock to financial sponsors and uses the net proceeds to prepay additional amounts outstanding under its senior bank facilities or under any other credit facility secured by a first-priority lien and permanently reduces the related loan commitments in an amount equal to the amount prepaid. Interest on Second-Lien Notes is payable semi-annually on May 15 and November 15.

      The Second-Lien Notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by the Company’s domestic restricted subsidiaries that are also guarantors under the 12% Senior Subordinated Notes Due 2009 (the “Senior Subordinated Notes”) described below. In addition, the Second-Lien Notes and the related guarantees are secured on a second-priority basis by the capital stock or other equity interests of the Company’s domestic subsidiaries, 65% of the capital stock or other equity interests of the Company’s first-tier foreign subsidiaries and substantially all other assets, in each case that are held by the Company or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

      The Issuers filed an exchange offer registration statement on October 1, 2002 relating to the Second-Lien Notes pursuant to a registration rights agreement. The registration statement was declared effective by the Securities and Exchange Commission on January 27, 2003, and the exchange offer was consummated on February 28, 2003.

First-Lien Notes

      On March 3, 2003, the Issuers issued $200.0 million principal amount of First-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The First-Lien Notes, which are callable after four years, were issued at 95.467% of par value and generated net proceeds of approximately $180.9 million after taking into consideration the discount and the payment of expected issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities, including $25.0 million relating to the Company’s revolving credit facility. In connection with the prepayment, the Company wrote off $3.5 million of debt issuance costs in the first quarter of 2003.

      The First-Lien Notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by the Company’s domestic restricted subsidiaries. In addition, the First-Lien Notes and related guarantees are secured on a first-priority basis by the assets that secure the senior bank facilities and they rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness and senior to the Company’s and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of the Company’s subsidiaries that have not guaranteed such notes.

Senior Subordinated Notes

      In connection with the Recapitalization described in Note 1, the Company and ON Semiconductor co-issued $400.0 million principal amount of its 12% senior subordinated notes (the “Senior Subordinated Notes”) due 2009. Except as described below, the Senior Subordinated Notes may not be redeemed prior to August 1, 2004. Redemption prices range from 106% of the principal amount if redeemed in 2004 to 100% if redeemed in 2008 or thereafter. The Company was able to redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes prior to August 4, 2002 with the proceeds of a public equity offering at a redemption price of 112% of the amount redeemed. On May 3, 2000, the Company completed its initial public offering (IPO) of its common stock and a portion of the proceeds was used to redeem $140.0 million of the Senior Subordinated Notes.

Japanese Loan

      In 2000, the Company’s Japanese subsidiary entered into a yen-denominated note agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which has a balance of $23.3 million at December 31, 2002 (based on the yen-to-dollar exchange rate in effect at that date) and bears interest at an annual rate of 2.25%, requires semi-annual principal and interest payments through September 2010 of approximately $1.9 million (based on the yen-to-dollar exchange rate at December 31, 2002.) The note is unsecured, however, the bank has rights under the agreement to obtain collateral in certain circumstances. In addition, the note is guaranteed by SCI LLC the Company’s primary domestic operating subsidiary.

Debt Issuance Costs

      In connection with the Recapitalization, the Company incurred $52.6 million in costs relating to the establishment of its senior bank facilities and the issuance of its Senior Subordinated Notes. During 2002, 2001 and 2000, the Company incurred $12.1 million, $5.1 million and $3.2 million, respectively, relating to amendments under its senior bank facilities or additional borrowings. The Company wrote-off $6.5 million and $17.5 million of debt issuance costs in 2002 and 2000, respectively, in connection with the various prepayments as outlined above. Other assets at December 31, 2002 and 2001 includes $33.7 million and $35.2 million, respectively, of unamortized debt issuance costs.

      Annual maturities relating to the Company’s long-term debt as of December 31, 2002 are as follows (in millions):

Actual Maturities

2003	9.3
2004	11.8
2005	236.9
2006	280.9
2007	176.8
Thereafter	687.5

Total	$1,403.2

Note 9:     Note Receivable from Affiliates

      In connection with the Recapitalization, the Company loaned certain affiliates $83.0 million to refinance third-party non-recourse loans. During 2000 and 2001, the Company loaned these affiliates an additional $43.1 million and $5.0 million, respectively, to finance facility expansion. Such loans totaled $130.6 and $131.1 at December 31, 2002 and 2001, respectively, bear interest at rates ranging from at 7.0%-10.5%, payable quarterly, and mature at various dates through December 31, 2006. These loans are with the following affiliates (in millions):

		December 31,

Company Name	Country	2002	2001

Tesla Sezam a.s.	Czech Republic	$54.8	$54.8
Terolsil a.s.	Czech Republic	12.5	13.0
Leshan-Phoenix Semiconductor Company Ltd.	China	63.3	63.3

		$130.6	$131.1

      The loans outstanding to Leshan-Phoenix Semiconductor Company Ltd were renegotiated during the third quarter of 2002 to reduce the interest rate from 7.0% to 3.5% per annum to better align the interest rate with market rates for similar instruments in China.

Note 10:     Income Taxes

      Geographic sources of income (loss) before income taxes, extraordinary loss and cumulative effect of accounting change are as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

United States	$(227.9)	$(196.6)	$63.3
Foreign	97.3	(176.9)	67.7

	$(130.6)	$(373.5)	$131.0

      The provision for income taxes is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Current
Federal	$—	$(19.5)	$37.1
State and local	0.1	0.1	4.6
Foreign	3.9	5.6	15.4

	4.0	(13.8)	57.1

Deferred
Federal	—	315.8	(8.7)
State and local	—	39.5	(1.3)
Foreign	3.8	1.4	(0.6)

	3.8	356.7	(10.6)

	$7.8	$342.9	$46.5

      A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,

	2002	2001	2000

U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(8.9)	(3.5)	3.0
Foreign withholding taxes	1.3	1.5	2.2
Foreign rate differential	(22.1)	11.0	(4.7)
Change in valuation allowance	68.5	117.6	—
Other	2.1	0.2	—

	5.9%	91.8%	35.5%

      Deferred tax assets are as follows (in millions):

	Year Ended December 31,

	2002	2001

Tax-deductible goodwill	$235.2	$255.4
Reserves and accruals	24.2	31.7
Inventories	14.8	29.3
Property, plant and equipment	14.9	28.3
Net operating loss and tax credit carryforwards	234.8	94.2
Other	18.2	19.6

Gross deferred tax assets	542.1	458.5
Valuation allowance	(537.9)	(450.6)

Net deferred tax asset	$4.2	$7.9

      A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management believes it is more likely than not that these assets will not be realized.

      As of December 31, 2002, the Company’s federal, state, and foreign net operating loss carryforwards were $540.1 million, $606.9 million, and $44.9 million, respectively. If not utilized, these net operating losses will expire in varying amounts from 2006 through 2023. The Company’s ability to utilize its federal net operating loss carryforwards may be limited in the future if the Company experiences an ownership change as defined by the Internal Revenue Code.

      Income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries (approximately $50.9 million at December 31, 2002) over which it has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to federal income tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s domestic subsidiaries, or if the Company sells its investment in such subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign withholding taxes of $11.6 million.

Note 11:     Employee Benefit Plans

     Defined Benefit Plans

      In connection with the Recapitalization, the Company established the ON Semiconductor pension plan (the “Plan”) that, after one year of service, covered most U.S. employees who were also formerly employees of Motorola. The Plan’s benefit formula was dependent upon employee’s earnings and years of service. Benefits under the Plan are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with the requirements and regulations of the Internal Revenue Code.

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

      Effective April 15, 2001, the Company terminated the Plan in a standard termination, which requires plan assets be sufficient to provide all benefits for participants and beneficiaries of deceased participants. Substantially all accrued benefits under the Plan were distributed to participants by December 31, 2001.

      Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. Benefits under all foreign pension plans are also valued using the projected unit credit cost method.

      The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	2002			2001

	U.S.	Foreign		U.S.	Foreign
	Pension	Pension		Pension	Pension
	Plans	Plans	Total	Plans	Plans	Total

Assumptions used to value the Company’s pension obligations are as follows:
Rate of compensation increase	3.00%	3.17%		3.00%	3.77%
Discount rate	5.00%	4.40%		7.40%	5.08%
Benefit obligation, beginning of period	$41.5	$22.3	$63.8	$77.4	$32.8	$110.2
Service cost	1.8	1.3	3.1	2.1	2.2	4.3
Interest cost	3.0	0.8	3.8	2.4	1.6	4.0
Curtailment gain	—	(0.3)	(0.3)	—	(0.2)	(0.2)
Actuarial (gain) loss	5.3	1.2	6.5	18.0	(0.5)	17.5
Benefits paid	(4.8)	(6.7)	(11.5)	(58.4)	(11.7)	(70.1)
Translation (gain) loss	—	0.7	0.7	—	(1.9)	(1.9)

Benefit obligation, end of period	$46.8	$19.3	$66.1	$41.5	$22.3	$63.8

Change in Plan Assets:
Fair value, beginning of period	$10.1	$9.1	$19.2	$60.5	$18.1	$78.6
Actual return on plan assets	(1.1)	0.3	(0.8)	0.4	(0.6)	(0.2)
Employer contributions	13.0	1.3	14.3	7.6	4.4	12.0
Benefits paid	(4.8)	(6.7)	(11.5)	(58.4)	(11.7)	(70.1)
Translation gain (loss)	—	—	—	—	(1.1)	(1.1)

Fair value, end of period	$17.2	$4.0	$21.2	$10.1	$9.1	$19.2

	2002			2001

	U.S.	Foreign		U.S.	Foreign
	Pension	Pension		Pension	Pension
	Plans	Plans	Total	Plans	Plans	Total

Balances, end of period:
Pension benefit obligation	$(46.8)	$(19.3)	$(66.1)	$(41.5)	$(22.3)	$(63.8)
Fair value of plan assets	17.2	4.0	21.2	10.1	9.1	19.2

Funded status	(29.6)	(15.3)	(44.9)	(31.4)	(13.2)	(44.6)
Unrecognized net actuarial loss (gain)	20.0	1.5	21.5	17.3	(0.2)	17.1
Unrecognized prior service cost	0.9	1.9	2.8	1.3	2.2	3.5

Net liability recognized end of period	$(8.7)	$(11.9)	$(20.6)	$(12.8)	$(11.2)	$(24.0)

The net amounts recognized in the consolidated balance sheet consist of the following:
Accrued expenses	$(6.4)	$(2.0)	$(8.4)	$(13.0)	$(1.3)	$(14.3)
Other long-term liabilities	(22.0)	(11.8)	(33.8)	(14.9)	(9.9)	(24.8)
Intangible asset	0.8	1.2	2.0	1.3	—	1.3
Accumulated other comprehensive income (loss)	18.9	0.7	19.6	13.8	—	13.8

Net liability recognized, end of period	$(8.7)	$(11.9)	$(20.6)	$(12.8)	$(11.2)	$(24.0)

	2002			2001			2000

	U.S.	Foreign		U.S.	Foreign		U.S.	Foreign
	Pension	Pension		Pension	Pension		Pension	Pension
	Plans	Plans	Total	Plans	Plans	Total	Plans	Plans	Total

Assumptions used to determine pension costs are as follows:
Discount rate	7.40%	5.08%		6.80%	5.76%		6.80%	6.22%
Expected return on assets	8.50%	3.17%		8.50%	7.46%		8.50%	5.15%
Rate of compensation increase	3.00%	3.77%		3.00%	3.77%		5.00%	4.75%
Components of net periodic pension cost:
Service cost	$1.8	$1.3	$3.1	$2.1	$2.2	$4.3	$4.7	$2.6	$7.3
Interest cost	3.0	0.8	3.8	2.4	1.6	4.0	4.5	2.0	6.5
Expected return on assets	(1.2)	(0.3)	(1.5)	(1.4)	(1.0)	(2.4)	(5.2)	(1.5)	(6.7)
Amortization of prior service cost	0.1	0.3	0.4	0.2	0.4	0.6	0.2	0.6	0.8
Other losses	4.9	—	4.9	0.3	—	0.3	—	—	—
Settlement loss (curtailment gain)	0.4	(0.3)	0.1	9.9	2.3	12.2	—	—	—

Net periodic pension cost	$9.0	$1.8	$10.8	$13.5	$5.5	$19.0	$4.2	$3.7	$7.9

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $63.8 million, $56.8 million, and $19.6 million, respectively as of December 31, 2002 and $60.4 million, $54.6 million and $16.3 million, respectively as of December 31, 2001.

      The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. The accrued pension liability of $42.2 million and $39.1 million at December 31, 2002 and 2001, respectively includes an additional minimum liability of $21.6 million and $15.1 million, respectively. The additional minimum liability was offset by a $2.0 million intangible asset and a $19.6 increase to stockholders’

deficit at December 31, 2002 compared with a $1.3 million intangible asset and a $13.8 million increase to stockholders’ deficit at December 31, 2001.

      In regards to the Grandfathered Plan, the Company reevaluated its current assumptions in light of the actual returns experienced, current annuity rates and the expected discontinuation of benefits as of December 31, 2004 with the subsequent payment of benefits in 2005. The discount rate used to determine the pension obligation at December 31, 2002 and to determine future expense was lowered to 5.0% from 7.4% in the previous year. In addition, the expected return on plan assets used to determine future expense was lowered to 2.5% from 8.5%, reflecting the Company’s change in investment policy regarding the assets of the Grandfathered Plan. Upon the termination of the Grandfathered Plan, the Company is obligated to ensure that the plan has assets sufficient to pay accrued benefits.

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

      The Company recognized $7.1 million of expense relating to matching contributions in 2000. Effective March 1, 2001 the Company amended the Savings Plan to make the matching contribution discretionary. A discretionary matching contribution was offered through April 2001, resulting in $2.2 million of related expense in 2001. Effective January 1, 2002, the Company reinstated a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, an additional 50% of the next 6% of employee contributions. In 2002 the Company recognized $4.0 of expense relating to matching contributions in 2002.

      Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.4 million, $0.6 million and $1.0 million relating to these plans for the years ended 2002, 2001 and 2000, respectively.

Note 12:     Financial Instruments

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

      At December 31, 2002 and 2001, the Company had net outstanding foreign exchange contracts with notional amounts of $19.5 million and $33.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, which are included in other current liabilities, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the net foreign exchange positions in U.S. dollars as of December 31, 2002 and 2001 (in millions):

	December 31,

	2002	2001
	Buy (Sell)	Buy (Sell)

Japanese Yen	$(16.3)	$(31.9)
Czech Koruna	2.7	—
Euro	(11.4)	(8.0)
Philippine Peso	1.8	—
Mexican Peso	0.3	2.4
British Pound	5.0	6.1
Singapore Dollar	1.8	1.5
Swedish Krona	1.5	—
Taiwan Dollar	(4.9)	(3.4)
Other	—	(0.5)

	$(19.5)	$(33.8)

      The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2002, the counterparties on the Company’s foreign exchange contracts are two highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2002, 2001, and 2000, aggregate foreign currency transaction gains/(losses) total $(0.3) million, $1.2 million and $6.9 million, respectively.

Interest Rate Agreements

      At December 31, 2002, the Company had two interest rate swaps of $100.0 million and $55.0 million, which were required by its senior bank facilities. The interest rate swaps are floating-to-fixed rate agreements based on LIBOR with quarterly interest rate resets. The $100.0 million swap has a fixed rate of 5.9% and expires in December 2004 while the $55.0 million swap has a fixed rate of 6.8% and expires in September 2003. The notional amounts are used solely as the basis for which the payment streams are calculated and exchanged. The notional amount is not a measure of the exposure to the Company through the use of the swaps. Amounts to be paid or received under the contracts are recorded in either other current assets or accrued expenses in the accompanying consolidated balance sheet and as an adjustment to interest expense.

Other

      At December 31, 2002, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 13:	Fair Value of Financial Instruments

      The Company uses the following methods to estimate the fair values of its financial instruments:

Cash and Cash Equivalents

      The carrying amount approximates fair value due to the short-term maturities of such instruments.

Notes Receivable from Affiliates

      Due to the related party nature of the notes receivable from affiliates, it was not practicable to estimate their fair values due to the inability to obtain quoted market prices or determine current market rates for similar instruments. At December 31, 2002 and 2001, the carrying value of the notes receivable from affiliates was $130.6 million and $131.1 million, respectively.

Long-term Debt

      The fair values of the Company’s long-term borrowings are determined by obtaining quoted market prices if available or market prices for comparable debt instruments.

Foreign Currency Exchange Contracts

      Forward foreign exchange contracts are valued at current foreign exchange rates for contracts with similar maturities.

Interest Rate Agreements

      The fair values of the Company’s interest rate swaps represent the amounts at which they could be settled and are estimated by obtaining quotes from brokers.

      The carrying amounts and fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows (in millions):

	December 31, 2002		December 31, 2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$(1,393.9)	$(999.9)	$(1,374.5)	$(1,132.3)
Foreign currency exchange contracts	(0.3)	(0.3)	0.9	0.9
Interest rate agreements	(10.5)	(10.5)	(12.2)	(12.2)

Note 14:	Stock Options

      Certain employees of the Company participate in the ON Semiconductor 1999 Founders Stock Option Plan (“the 1999 Plan”), which is an incentive plan for key employees, directors and consultants. A total of 11.6 million shares of ON Semiconductor’s common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan is administered by the ON Semiconductor Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees, directors and consultants who will receive grants and determine the exercise prices and vesting schedules of the options. Prior to the existence of a public market for ON Semiconductor’s common stock, ON Semiconductor’s Board of Directors determined the fair market value.

      Company employees also participate in ON Semiconductor’s 2000 Stock Incentive Plan (“the 2000 Plan”) to provide key employees, directors and consultants with various equity-based incentives as described in the plan document. During 2001, ON Semiconductor stockholders voted to amend the 2000 Plan to increase the number of shares of its common stock issuable thereunder by 3.0 million (for an aggregate of 13.0 million shares at December 31, 2001). The 2000 Plan is administered by the ON Semiconductor Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules.

      Generally, the options granted under both plans vest over a period of four years. Under the 1999 Plan, all outstanding options and under the 2000 Plan certain outstanding options vest automatically upon a change of control, as defined, provided the option holder is employed by the Company on the date of the change in control. Under the 2000 Plan, certain other outstanding options vest upon a change of control if the Board of Directors of ON Semiconductor, in its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability).

      There was an aggregate of 6.3 million, 4.7 million and 6.6 million shares of common stock available for grant under the 1999 Plan and the 2000 Plan at December 31, 2002, 2001 and 2000, respectively.

      Additional information with respect to the activity of the stock option plans as it relates to the employees of the Company is as follows (in millions, except per share data):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	18.2	$5.87	13.8	$6.49	9.5	$1.50
Grants	8.0	3.00	8.4	5.26	5.4	15.09
Exercises	(0.7)	1.50	(0.5)	1.50	(0.4)	1.50
Cancellations	(2.6)	9.99	(3.5)	7.42	(0.7)	7.71

Outstanding at end of year	22.9	$4.55	18.2	$5.87	13.8	$6.49

Exercisable at end of year	7.9	$4.95	4.4	$4.74	2.2	$3.63

Weighted average fair value of options granted during the period		$1.83		$3.25		$8.67

      The following tables summarize options outstanding and options exercisable at December 31, 2002 (shares in millions):

	Outstanding Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price

$1.25-$1.50	6.9	7.01	$1.48
$1.80-$2.71	2.1	9.84	1.95
$3.22-$4.24	7.8	8.97	3.51
$5.50-$9.03	3.7	8.20	6.42
$10.88-$21.38	2.4	7.38	15.84

Totals	22.9		$4.55

	Exercisable Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price

$1.25-$1.50	5.0	6.73	$1.50
$3.22-$4.24	0.4	8.54	3.86
$5.50-$9.03	1.0	8.10	6.65
$10.88-$21.38	1.5	7.37	15.85

Totals	7.9		$4.95

      These options will expire if not exercised at specific dates through November 2012.

      In 2002, the Company recorded charges of $4.1 million related to the modification of option terms for employees terminated under the restructuring plan as well as the separation of an executive officer. These charges are recorded in restructuring and other in the consolidated statement of operations with an offsetting credit to additional paid-in capital. In 2002, the Company also recorded $0.4 million of compensation expense related to stock options issued to consultants and other stock option modifications to certain employees.

      In 2001, ON Semiconductor, on behalf of the Company, issued warrants to purchase 1,250,000 shares of common stock to consultants for services rendered during 2001. These warrants, which have an exercise price of $1.90 per share, were recorded at their estimated fair value of $1.3 million as a charge to general and administrative expense and with an offsetting credit to contributed capital. These warrants vested at the date of grant and expire in October 2005.

      During 2000, an employee of the Company was granted 80,000 stock appreciation rights under the 2000 Plan with a reference price of $16.00.

      In 2000, the Company granted certain consultants options to purchase approximately 91,000 shares of common stock at exercise prices ranging from $1.50 to $16.00 per share. The aggregate estimated fair value of these options of $1.2 million was recognized as general and administrative expense over the term of the respective consulting agreements, approximately $0.5 million in 2001 and $0.7 million in 2000. These grants expire at various dates through June 2003.

      The Company’s employees participate in the 2000 Employee Stock Purchase Plan sponsored by ON Semiconductor. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of ON Semiconductor’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2002, 2001 and 2000, employees purchased approximately 1.0 million, 1.3 million and 1.0 million shares under the plan. During 2001, shareholders voted to amend the 2000 Employee Stock Purchase Plan to increase the number of shares of ON Semiconductor’s common stock issuable thereunder by 4.0 million (for an aggregate of 5.5 million shares).

Note 15:	Commitments and Contingencies

Leases

      The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2002 (in millions):

Year Ending December 31:

2003	$9.0
2004	4.1
2005	2.4
2006	1.1
2007	0.3
Thereafter	—

$16.9

      The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense for the years ended December 31, 2002, 2001 and 2000 was $11.8 million, $10.5 million and $12.7 million, respectively.

      At December 31, 2002, two letters of credit totaling $7.5 million partially secure an operating lease and a service agreement with an information technology vendor. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under these agreements, a portion of which would be satisfied by the letters of credit. The lease expires 2003 while the service agreement expires in 2006. These letters of credit are renewable on a yearly basis until 2005 when they expire.

     Other Contingencies

      The Company’s manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the August 4, 1999 recapitalization, Motorola has retained responsibility for this contamination, and has agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

Commitments with Affiliates

      Leshan-Phoenix Semiconductor Company Ltd. (“Leshan”), operates a back-end manufacturing facility in Leshan, China. ON Semiconductor owns a majority of the outstanding equity interests of the Leshan joint venture. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder. These requests represent a purchase commitment by the respective shareholder of the Leshan joint venture; however, each shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity), in lieu of the commitment. The Company provides forecasted needs to Leshan on a periodic basis, an approximate six-month cycle, which are used to establish pricing over the forecasted period, and, as described above, the Company is responsible for underutilized capacity cost due to variations from our forecasted needs. The Company committed to purchase 85%, 81% and 86% of the total products produced by Leshan in 2002, 2001 and 2000, respectively, and is currently committed to purchase 82% of the product produced by Leshan in 2003. In 2002, 2001 and 2000, respectively, the Company made actual purchases of 76%, 43% and 86% of Leshan’s production and, as a result, incurred $1.5 million and $6.4 million in underutilization charges in 2002 and 2001, respectively.

Legal Matters

      The Company and ON Semiconductor are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraph, will have a material adverse effect on the Company or ON Semiconductor’s financial condition, results of operations or cash flows.

      During the period July 5, 2001 through July 27, 2001, ON Semiconductor was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against ON Semiconductor and certain of its current and former officers, current directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of ON Semiconductor’s initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of ON Semiconductor’s common stock in the aftermarket as conditions of receiving shares in its initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in ON Semiconductor’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against ON Semiconductor have all been transferred to a single federal district judge for purposes of coordinated case management. ON Semiconductor believes that the claims against it are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and ON Semiconductor cannot guarantee that the outcome of these claims will be favorable.

      Accordingly, on July 15, 2002, together with the other issuer defendants, ON Semiconductor filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of our individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against ON Semiconductor under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to ON Semiconductor and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects. While the Company can make no promises or guarantees as to the outcome of these proceedings, it believes that the final result of these actions will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 16:	Related Party Transactions

      The Company agreed to pay TPG an annual management fee of up to $2.0 million. In connection with the Cherry acquisition described in Note 6, the Company paid TPG a $2.0 million advisory fee in-lieu of the annual management fee for 2000. Under the Company’s amended debt agreements, the payment of the annual management fee to TPG in cash has been waived until certain conditions are met and no such payments occurred in 2001 or 2002. Management fees may be paid to TPG with the Company’s common stock or warrants.

      In connection with the Recapitalization, Motorola assigned, licensed or sublicensed intellectual property to the Company relating to certain of the Company’s products. Motorola also agreed to continue providing manufacturing and assembly services, to continue using similar services the Company provides to them and to lease real estate to the Company. The manufacturing and assembly services that the Company and Motorola have agreed to continue to provide to each other are at prices intended to approximate each party’s cost of providing the services and are fixed throughout the term of the agreements. Subject to the Company’s right to cancel upon six months’ written notice, the Company has minimum commitments to purchase manufacturing services from Motorola of approximately $1.0 million in 2003.

      Related party activity between the Company and Motorola is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Cash paid for:
Purchases of manufacturing services from Motorola	$13.8	$86.1	$162.3
Cost of other services, rent and equipment purchased from Motorola	1.5	17.7	96.0
Cash received for:
Freight sharing agreement with Motorola	$21.4	$21.9	$23.8
Rental of property and equipment to Motorola	9.1	11.2	11.9
Product sales to Motorola	98.2	92.5	215.8

      On April 8, 2002, the Company and Motorola, Inc. reached agreement regarding certain post-closing payments to be made under agreements entered into in connection with the August 1999 Recapitalization. Pursuant to the agreement, Motorola paid the Company $10.6 million during the second quarter of 2002. As a result, the Company recognized a related gain of $12.4 million, which is included in restructuring and other in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002.

      As part of the Recapitalization, Motorola agreed to provide the Company with worldwide freight services through August 4, 2002. This agreement resulted in better prices than the Company could obtain from third parties. The cost increases resulting from the expiration of this agreement, which totaled approximately $11 million in 2002 as compared to 2001, have been factored into our current operating plans.

      ON Semiconductor operates two manufacturing facilities in the Czech Republic. The Company purchases the majority of the related products as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Purchases of manufacturing services and inventory	$84.3	$60.5	$77.1

Note 17:     Supplemental Disclosure of Cash Flow Information

      The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Non-cash financing activities:
Equipment acquired through capital leases	$—	$3.0	$—
Cash (received) paid for:
Interest	98.9	118.1	131.2
Income taxes	(0.6)	(1.3)	53.6

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002 and 2001 and for the Years Ended December 31, 2002 and 2001
and for the Period from October 27, 2000 (inception) through December 31, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and

Stockholder of ON Semiconductor Trading, LTD.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows present fairly, in all material respects, the financial position of ON Semiconductor Trading LTD and its subsidiaries (an indirect wholly-owned subsidiary of ON Semiconductor Corporation) at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the period from October 27, 2000 through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by our management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The Company has extensive transactions and relationships with ON Semiconductor Corporation and its affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

      As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for sales to distributors effective January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Phoenix, Arizona

February 5, 2003, except for
the fourth paragraph of
Note 12 for which the date is
March 3, 2003

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED BALANCE SHEET

	December 31,

	2002	2001

	(In millions, except
	share data)
ASSETS
Cash and cash equivalents	$30.8	$33.5
Receivables, net	82.7	68.5
Inventories, net	108.6	152.3
Other current assets	16.3	3.9
Income taxes receivable	3.5	—
Due from affiliates	—	96.7
Deferred income taxes	2.8	3.6

Total current assets	244.7	358.5
Property, plant and equipment, net	8.8	15.1
Deferred income taxes	1.3	1.8
Other assets	—	0.1

Total assets	$254.8	$375.5

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable	$34.2	$46.2
Accrued expenses	21.2	11.2
Due to affiliates	76.2	—
Income taxes payable	—	0.3
Deferred income on sales to distributors	52.9	61.4

Total current liabilities	184.5	119.1
Other long-term liabilities	2.0	2.4
Notes payable to parent	160.3	367.9

Total liabilities	346.8	489.4

Commitments and contingencies (See Note 12)	—	—

Common stock ($1.00 par value, 50,000 shares authorized, 12,000 shares issued and outstanding)	—	—
Additional paid-in capital	40.4	40.4
Accumulated other comprehensive income	0.5	0.5
Retained earnings (accumulated deficit)	(132.9)	(154.8)

Total stockholder’s equity (deficit)	(92.0)	(113.9)

Total liabilities and stockholder’s equity (deficit)	$254.8	$375.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

			October 27,
			2000
	Year Ended		(inception)
	December 31,		through
			December 31,
	2002	2001	2000

	(In millions)
Revenues:
External revenues	$690.0	$744.4	$202.2
Revenues from affiliates	230.3	272.9	106.3

Total revenues	920.3	1,017.3	308.5

Cost of sales:
External cost of sales	473.5	598.6	141.1
Cost of sales to affiliates	288.1	341.0	95.9

Total cost of sales	761.6	939.6	237.0

Gross profit	158.7	77.7	71.5

Operating expenses:
Research and development	55.1	72.4	2.3
Selling and marketing	24.6	28.6	6.9
General and administrative	37.7	43.3	40.8
Restructuring and other	6.0	16.0	—

Total operating expenses	123.4	160.3	50.0

Operating income (loss)	35.3	(82.6)	21.5
Interest expense, net	(12.1)	(13.3)	(0.8)

Income (loss) before income taxes and cumulative effect of accounting change	23.2	(95.9)	20.7
Income tax benefit (provision)	(1.3)	1.2	0.7

Income (loss) before cumulative effect of accounting change	21.9	(94.7)	21.4
Cumulative effect of accounting change, net of tax	—	(81.5)	—

Net income (loss)	$21.9	$(176.2)	$21.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

		Accumulated
		Other	Retained
	Additional	Comprehensive	Earnings
	Paid-In	Income	(Accumulated
	Capital	(Loss)	Deficit)	Total

	(In millions)
Contribution of interests in affiliated companies from Parent at inception	$40.4	$—	$—	$40.4
Comprehensive income:
Net income	—	—	21.4	21.4
Other comprehensive income:
Foreign currency translation adjustment	—	0.6	—	0.6

Other comprehensive income	—	0.6	—	0.6

Comprehensive income	—	—	—	22.0

Balance at December 31, 2000	40.4	0.6	21.4	62.4
Comprehensive loss:
Net loss	—	—	(176.2)	(176.2)
Other comprehensive loss:
Foreign currency translation adjustment	—	(0.1)	—	(0.1)

Other comprehensive loss	—	(0.1)	—	(0.1)

Comprehensive loss	—	—	—	(176.3)

Balance at December 31, 2001	40.4	0.5	(154.8)	(113.9)
Comprehensive income
Net income	—	—	21.9	21.9

Comprehensive income	—	—	—	21.9

Balance at December 31, 2002	$40.4	$0.5	$(132.9)	$(92.0)

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			October 27, 2000
			(inception)
	Year Ended December 31,		through
			December 31,
	2002	2001	2000

	(In millions)
Cash flows from operating activities:
Net income (loss)	$21.9	$(176.2)	$21.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4.7	7.1	0.5
Cumulative effect of accounting change	—	81.5	—
Provision for excess inventories	13.2	42.4	4.7
Non-cash impairment of property, plant and equipment	0.2	2.7	—
Deferred income taxes	1.3	1.3	(3.0)
Other	0.9	(0.9)	—
Changes in assets and liabilities:
Receivables	(14.2)	78.4	(12.2)
Inventories	30.5	17.1	(4.6)
Other assets	(12.3)	1.1	(2.6)
Due from affiliates	96.7	(93.7)	—
Accounts payable	(12.0)	(15.2)	6.9
Accrued expenses	10.0	(44.5)	9.9
Due to affiliates	76.8	(71.1)	(20.6)
Income taxes payable	(3.8)	(13.4)	2.5
Deferred income on sales to distributors	(8.5)	(34.3)	—
Other long-term liabilities	(0.4)	0.2	0.3

Net cash provided by (used in) operating activities	205.0	(217.5)	3.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.3)	(2.5)	(1.3)
Proceeds from sales of property, plant and equipment	0.2	0.3	—

Net cash used in investing activities	(0.1)	(2.2)	(1.3)

Cash flows from financing activities:
Cash received in connection with contribution of interests in affiliated companies from Parent at inception	—	—	31.9
Proceeds from borrowings from Parent	206.3	515.5	58.7
Repayment of borrowings from Parent	(413.9)	(320.0)	(34.8)

Net cash provided by (used in) financing activities	(207.6)	195.5	55.8

Net increase (decrease) in cash and cash equivalents	(2.7)	(24.2)	57.7
Cash and cash equivalents, beginning of period	33.5	57.7	—

Cash and cash equivalents, end of period	$30.8	$33.5	$57.7

See accompanying notes to consolidated financial statements.

Note 1:     Background and Basis of Presentation

      ON Semiconductor Trading Ltd. (the “Company” or “ON Trading”), located in Hamilton, Bermuda, is a wholly-owned subsidiary of Semiconductor Components Industries, LLC (“SCI LLC” or “Parent”), which is a wholly-owned subsidiary of ON Semiconductor Corporation (“ON Semiconductor”). ON Trading is responsible for selling ON Semiconductor’s products outside the United States, Mexico, Brazil and Puerto Rico. ON Trading performs certain functions related to sales, procurement, data aggregation, inventory management, research and development, and managing distribution scheduling. In order to function in this capacity, ON Trading entered into a cost sharing agreement with SCI LLC during 2000, which provided ON Trading with the right to use ON Semiconductor’s intellectual property for the purpose of manufacturing, selling, importing and exporting property outside of the United States, Mexico, Brazil and Puerto Rico.

      In October 2000, SCI LLC transferred the ownership of certain of its wholly-owned subsidiaries to the Company in exchange for 12,000 shares of the Company’s common stock which represents the entire ownership in the Company. These transactions were accounted for as the combination of companies under common control and have been reflected in the accompanying financial statements on the historical cost basis. The book value of the net assets transferred, which included $31.9 million of cash, was $40.4 million.

Note 2:     Liquidity

      The Company’s ability to fund working capital, capital expenditures and business development efforts depends on the future operating performance of its ultimate parent, ON Semiconductor. During the year ended December 31, 2002, ON Semiconductor incurred a net loss of $141.9 million compared to a net loss of $831.4 million in 2001 and net income of $71.1 million in 2000. ON Semiconductor’s net results included restructuring and other of $27.7 million, $150.4 million and $4.8 million in 2002, 2001 and 2000, respectively, as well as interest expense of $145.2 million, $133.5 million and $131.2 million, respectively. ON Semiconductor’s operating activities provided cash of $30.6 million in 2002 and $301.3 million in 2000 and used cash of $137.3 million in 2001.

      At December 31, 2002, ON Semiconductor had $182.4 million in cash and cash equivalents, net working capital of $195.0 million, term or revolving debt of $1,403.2 million and a stockholders’ deficit of $662.1 million. ON Semiconductor’s long-term debt includes $701.6 million under its senior bank facilities; $291.4 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $126.9 million under a 10% junior subordinated note payable to Motorola due 2011; and, $23.3 million under a note payable to a Japanese bank due 2010. ON Semiconductor was in compliance with all of the covenants contained in its various debt agreements as of December 31, 2002 and expects to remain in compliance over the next twelve months.

      ON Semiconductor’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its credit agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may beyond its control.

      If ON Semiconductor fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to ON Semiconductor. Although there can be no assurance, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund ON Semiconductor’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2003. To the extent that results or events differ from ON Semiconductor’s financial projections or business plans, the Company’s liquidity may be adversely impacted.

Note 3:     Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables and inventories; reserves for customer incentives and restructuring charges; and, the fair values of financial instruments (including derivative financial instruments). Actual results could differ from these estimates.

Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory levels on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior twelve months.

      These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions as well as the Company’s design activities can cause certain of its products to become obsolete.

Property and Equipment

      Property and equipment are recorded at cost and are depreciated over estimated useful lives of 3-20 years using accelerated and straight-line methods. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

      The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the related carrying amount of an asset may not be recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Revenue Recognition

      The Company generates revenue from the sales of its semiconductor products to original equipment manufacturers, distributors and electronic manufacturing service providers as well as to affiliated companies. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales costs and allowances. Revenues generated from sales to affiliated companies are based on intercompany pricing agreements and recognized when title and risk of loss has passed to the affiliate.

      Prior to January 1, 2001, the Company recognized revenue on all distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns from distributors as well as for other related sales costs and allowances. Effective January 1, 2001, the Company changed its revenue recognition policy with respect to distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change eliminated the need to provide for estimated sales returns from distributors. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

Research and Development Costs

      Research and development costs are expensed as incurred.

Stock-Based Compensation

      The Company accounts for employee stock options relating to the common stock of ON Semiconductor in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

      Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for 2002, 2001, and 2000 would have been reduced (increased) to the pro forma amounts indicated below (in millions):

			October 27,
			2000
	Year Ended		(inception)
	December 31,		through
			December 31,
	2002	2001	2000

Net income (loss), as reported	$21.9	$(176.2)	$21.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.3)	(1.9)	(1.1)

Pro forma net income (loss)	$19.6	$(178.1)	$20.3

      The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of each of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2002	2001	2000

Expected life (in years)	5	5	5
Risk-free interest rate	4.15%	4.83%	6.45%
Volatility	0.70	0.70	0.60

Employee Stock Purchase Plan	2002	2001	2000

Expected life (in years)	0.25	0.25	0.33
Risk-free interest rate	1.71%	4.26%	6.20%
Volatility	0.70	0.70	0.60

      The weighted-average estimated fair value of employee stock options granted during 2002, 2001 and 2000 was $1.93, $3.23 and $9.67 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2002, 2001 and 2000 was $0.62, $1.24 and $3.82, respectively.

Income Taxes

      The Company is based in Bermuda, which does not levy taxes on income. Income taxes in the accompanying consolidated financial statements relate to the Company’s wholly-owned subsidiaries operating outside of Bermuda.

      Income taxes are accounted for using the asset and liability method and are determined on a separate return basis. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.

      In determining the amount of the valuation allowance, estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction are considered. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for the majority of the Company’s deferred tax assets. Additionally, throughout 2002, no incremental deferred tax benefits were recognized. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

Foreign Currencies

      Most of the Company’s foreign subsidiaries deal primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions. The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholder’s equity (deficit).

Defined Benefit Plans

      The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgement, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.

Reclassifications

      Certain amounts have been reclassified to conform with the current year presentation.

Related Party Transactions

      The Company has extensive transactions and relationships with ON Semiconductor and its affiliates which include intercompany pricing agreements, an intellectual property royalty agreement and general and administrative and research and development cost sharing agreements. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying valued and depreciated over the assets’ remaining useful life. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not expect the implementation of SFAS No. 143 to have a material effect on its results of operations.

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company’s adoption of SFAS No. 144 did not impact its financial condition or results of operations.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003. The Company does not expect the adoption of SFAS 145 to have a material effect on its financial condition or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 6 “Balance Sheet Information”. The Company does not expect the adoption of FIN No. 45 to have a material effect on its financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created to acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its financial condition or results of operations.

Note 4:     Accounting Change

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

      The impact of the accounting change for periods prior to 2001 was a charge of $81.5 million and is reflected as the cumulative effect of change in accounting principle in the Company’s consolidated statement of operations and comprehensive loss for 2001. The accounting change resulted in an increase in revenues of $55.7 million and a reduction in net loss of $29.5 million for the year ended December 31, 2001.

      The estimated pro forma effects of the accounting change for the period from October 27, 2000 (inception) through December 31, 2000 are as follows (in millions):

As reported:
Revenues	$308.5
Net income	21.4
Pro forma effects of reflecting the accounting change applied retroactively:
Revenues	$300.1
Net income	18.3

Note 5:	Restructuring and Other

      The activity related to the Company’s restructuring reserve is as follows (in millions):

	Reserve				Reserve				Reserve
	Balance at	2001	2001		Balance at	2002	2002	2002	Balance at
	12/31/2000	Charges	Usage	Adjustments	12/31/2001	Charges	Usage	Adjustments	12/31/02

	$—	$—	$—	$—	$—	$—	$—	$—	$—
June 2002 Restructuring
Cash employee separation charges	—	—	—	—	—	0.6	(0.2)	—	0.4
Non-cash fixed asset write-offs	—	—	—	—	—	0.2	(0.2)	—	—

June 2002 Restructuring reserve balance	—				—				0.4

March 2002 Restructuring
Cash employee separation charges	—	—	—	—	—	5.3	(2.7)	0.3	2.9

March 2002 Restructuring reserve balance	—				—				2.9

December 2001 Restructuring
Cash employee separation charges	—	1.1	(0.3)	—	0.8	—	(0.8)	—	—
Non-cash fixed asset write-offs	—	1.3	(1.3)	—	—	—	—	—	—

December 2001 Restructuring reserve balance	—				0.8				—

June 2001 Restructuring
Cash employee separation charges	—	4.8	(4.7)	(0.1)	—	—	—	—	—
Cash exit costs	—	1.3	—	—	1.3	—	(0.9)	(0.4)	—
Non-cash fixed asset write-offs	—	1.4	(1.4)	—	—	—	—	—	—
Non-cash stock compensation and pension charges	—	0.5	(0.5)	—	—	—	—	—	—

June 2001 Restructuring reserve balance	—				1.3				—

March 2001 Restructuring
Cash employee separation charges	—	5.7	(5.4)	—	0.3	—	(0.3)	—	—

March 2001 Restructuring reserve balance	—				0.3				—

	$—	$16.1	$(13.6)	$(0.1)	$2.4	$6.1	$(5.1)	$(0.1)	$3.3

      The following table reconciles the restructuring activity in the tables above to the “Restructuring and other” caption on the Statements of Operations and Comprehensive Loss for the years ended December 31, 2002 and 2001, respectively (in millions):

Year Ended
December 31, 2002

2002 restructuring charges	$6.1
Less: Reserves released during the period	(0.1)

Restructuring and other	$6.0

Year Ended
December 31, 2001

2001 restructuring charges	$16.1
Less: Reserves released during the period	(0.1)

Restructuring and other	$16.0

June 2002 Restructuring Program

      In June 2002, the Company recorded charges totaling $0.8 million for costs associated with its restructuring activities including $0.6 million to cover employee separation costs associated with the termination of two employees and $0.2 million for equipment write-offs that were charged directly against the related assets. The employee separation costs reflected further reductions in general and administrative staffing levels. As of December 31, 2002, the two employees had been terminated and the Company currently expects that the remaining employee separation cost reserve of $0.4 million as of that date will be paid out by June 30, 2003.

March 2002 Restructuring Program

      In March 2002, the Company recorded a $5.3 million charge to cover employee separation costs relating to the termination of 62 employees. Approximately $5.0 million of this charge is attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia. The relocation of these functions is currently expected to be completed by June 30, 2003. The remaining $0.3 million relates to reductions in selling, general and administrative functions primarily in the United Kingdom. The Company recorded an additional $0.3 in employee separation costs relating to the relocation of the administrative functions in Toulouse, France during the fourth quarter of 2002 as a result of its reevaluation of remaining costs to be incurred. As of December 31, 2002, 41 employees have been terminated under this program and the Company currently expects that the remaining terminations will be completed by June 30, 2003. As of December 31, 2002 the remaining liability relating to this restructuring was $2.9 million.

December 2001 Restructuring Program

      In December 2001, the Company recorded charges totaling $2.4 million for costs associated with its worldwide restructuring programs. The charges included $1.1 million to cover employee separation costs associated with the terminations of 5 employees as well as $1.3 million for property and equipment write-offs that were charged directly against the related assets.

      The employee separation costs reflected reductions in selling, general and administrative staffing levels. As of December 31, 2002, all impacted employees had been terminated.

      The $1.3 million charge related the write-off of certain property and equipment located in France and Slovakia that would no longer be utilized as a result of the Company’s restructuring activities.

June 2001 Restructuring Program

      In June 2001, the Company recorded charges totaling $8.0 million for costs associated with its worldwide restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its operations to meet declining customer demand. The charge included $4.8 million to cover employee separation costs associated with the termination of approximately 175 employees and $0.5 million for additional pension charges related to the terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet.) As of December 31, 2002, all of the employees had been terminated under this restructuring program.

      The Company identified certain manufacturing equipment that would no longer be used internally and recorded a charge of $1.4 million to write-off the assets.

      The June 2001 charge also included $1.3 million to cover certain exit costs relating to contract terminations. During 2002, the Company recorded a $0.4 adjustment to release reserves associated with the June 2001 restructuring programs due to the Company’s analysis of estimated costs to complete those programs. As of December 31, 2002, all exit activities have been completed.

March 2001 Restructuring Program

      In March 2001, the Company recorded charges totaling $5.7 million for costs associated with its worldwide restructuring programs. The charges of $5.7 million cover employee separation costs associated with the termination of approximately 80 employees. The employee separation costs reflected reductions in selling, general and administrative staffing. As of December 31, 2002, all of the employees had been terminated under this restructuring program.

Note 6:	Balance Sheet Information

      Balance sheet information is as follows (in millions):

	December 31,

	2002	2001

Receivables, net:
Accounts receivable	$83.3	$69.2
Less: Allowance for doubtful accounts	(0.6)	(0.7)

	$82.7	$68.5

Inventories, net:
Raw materials	$3.7	$5.2
Work in process	78.9	131.4
Finished goods	67.2	59.3

Total inventories	149.8	195.9
Less: Inventory reserves	(41.2)	(43.6)

	$108.6	$152.3

Property, plant and equipment, net:
Buildings	$0.6	$0.8
Machinery and equipment	31.3	41.4

Total property, plant and equipment	31.9	42.2
Less: Accumulated depreciation	(23.1)	(27.1)

	$8.8	$15.1

Accrued expenses:
Accrued payroll	$5.9	$5.5
Sales related reserves	3.1	1.8
Restructuring reserve	3.3	2.4
Other	8.9	1.5

	$21.2	$11.2

Other comprehensive income:
Foreign currency translation adjustments	$0.5	$0.5

      Depreciation expense totaled $4.7 million and $7.1 million for the years ended December 31, 2002 and 2001 and $0.5 million for the period from October 27, 2000 (inception) through December 31, 2000.

      The activity related to the Company’s inventory reserves and warranty reserves for the period from October 27, 2000 (inception) through December 31, 2000 and for the years ended December 31, 2001 and 2002 follows:

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description	of Period	Expenses	Accounts	Writeoffs	Period

Inventory reserves
Period from October 27, 2000 (inception) through December 31, 2000	$—	$4.7	$12.6 (1)	$—	$17.3

Year ended December 31, 2001	$17.3	$42.4	$—	$16.1	$43.6

Year ended December 31, 2002	$43.6	$13.2	$—	$15.6	$41.2

Warranty reserves
Period from October 27, 2000 (inception) through December 31, 2000	$—	$1.1	$0.9 (1)	$0.9	$1.1

Year ended December 31, 2001	$1.1	$—	$—	$0.4	$0.7

Year ended December 31, 2002	$0.7	$0.1	$—	$0.1	$0.7

(1)	Represents reserves recorded at the Company’s inception on October 27, 2000.

Note 7:     Income Taxes

      Geographic sources of income (loss) before income taxes and cumulative effect of accounting change are as follows (in millions):

	Year Ended		October 27, 2000
	December 31,		(inception)
			through
	2002	2001	December 31, 2000

Bermuda	$18.4	$(93.3)	$32.3
Other foreign countries	4.8	(2.6)	(11.6)

	$23.2	$(95.9)	$20.7

      The provision (benefit) for income taxes for the years ended December 31, 2002 and 2001 and for the period from October 27, 2000 (inception) through December 31, 2000, all of which relates to operations outside of Bermuda, is as follows (in millions):

	Year Ended		October 27, 2000
	December 31,		(inception)
			through
	2002	2001	December 31, 2000

Current	$(0.2)	$(2.1)	$2.9
Deferred	1.5	0.9	(3.6)

	$1.3	$(1.2)	$(0.7)

      A reconciliation of the Bermuda federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended		October 27, 2000
	December 31,		(inception)
			through
	2002	2001	December 31, 2000

Bermuda federal statutory rate	—%	—%	—%
Increase (decrease) resulting from:
Foreign rate differential	(5.0)	(2.0)	(3.4)
Change in valuation allowance	10.6	0.7	—

	5.6%	(1.3)%	(3.4)%

      Deferred tax assets are as follows (in millions):

	December 31,

	2002	2001

Tax-deductible goodwill	$1.3	$1.7
Reserves and accruals	1.5	1.9
Inventories	0.1	0.1
Net operating loss and tax credit carryforwards	4.2	2.3
Other	0.1	—

	7.2	6.0
Valuation allowance	(3.1)	(0.6)

Net deferred tax asset	$4.1	$5.4

      A valuation allowance has been recorded against the portion of the Company’s deferred tax assets that management believes is more likely than not that the related tax benefits will not be realized.

      As of December 31, 2002 and 2001, the Company’s foreign net operating loss carryforwards were $13.0 million and $9.0 million, respectively. If not utilized, these net operating losses will expire in varying amounts through 2007.

      Income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries (approximately $68.5 million at December 31, 2002) over which it has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s subsidiaries, or it the Company sells its investment in such subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign withholding taxes of $5.1 million.

Note 8:     Related Party Transactions

      At December 31, 2002 and 2001, the total aggregate amount outstanding under various loan agreements between the Company and its Parent was $160.3 million and $367.9 million, respectively. The loan agreements expire on December 31, 2004, bear interest at a weighted average rate of 4.97% and are unsecured.

      The Company consigns inventory to affiliates to perform all semiconductor manufacturing activities. The Company is charged for these activities based on intercompany pricing agreements with the respective affiliates and records the related costs in inventory. Finished goods are either sold to third-party customers outside the United States or to affiliates. Sales to affiliates are also based on intercompany transfer pricing agreements.

      SCI LLC also incurs certain general and administrative and research and development costs that directly benefit the Company. General and administrative expenses that directly benefit the Company are specifically identified by management and charged to the Company by SCI LLC. Research and development costs are allocated and charged based on the percent of the Company’s third-party sales to total ON Semiconductor third-party sales. Additionally, SCI LLC charges the Company a royalty fee for the use of ON Semiconductor’s intellectual property. The royalty fee is a minimum of $10.0 million annually and is based on a percentage of the Company’s third-party sales, such percentage determined based on the overall annual gross margin percentage of ON Semiconductor. The allocations utilized in arriving at the amounts reflected in the accompanying consolidated financial statements are based on assumptions that management believes are reasonable in the circumstances; however, such allocations are not necessarily indicative of the costs that would have been incurred by the Company had it operated as a stand-alone entity.

      Related party activity between the Company and its affiliates is as follows (in millions):

			October 27, 2000
	Year Ended	Year Ended	(inception)
	December 31,	December 31,	through
	2002	2001	December 31, 2000

Purchases of manufacturing services from affiliates	$719.4	$814.0	$447.6

Expense allocations from SCI LLC:
General and administrative expenses
Royalties	$10.0	$10.0	$8.5
Other	22.9	22.0	3.3

	$32.9	$32.0	$11.8

Research and development	$45.0	$59.6	$2.3

Note 9:     Employee Benefit Plans

Defined Benefit Plans

      Certain of the Company’s subsidiaries provide retirement plans for substantially all of their employees. The plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. Benefits under these pension plans are valued using the projected unit credit cost method.

      The following is a summary of the status of the pension plans and the net periodic pension cost (dollars in millions):

	December 31,	December 31,
	2002	2001

Assumptions used to value the Company’s pension obligations are as follows:
Rate of compensation increase	3.00%	3.00%
Discount rate	5.50%	5.50%
Change in Benefit Obligation:
Benefit obligation, beginning of period	$2.4	$2.6
Service cost	0.1	0.2
Interest cost	0.1	0.1
Curtailment gain	(0.3)	—
Actuarial (gain) loss	0.3	(0.4)
Translation (gain) loss	0.4	(0.1)

Benefit obligation, end of period	$3.0	$2.4

Change in Plan Assets:
Fair value, beginning of period	$0.4	$0.3
Actual return on plan assets	0.1	0.1

Fair value, end of period	$0.5	$0.4

Balances, end of period:
Pension benefit obligation	$(3.0)	$(2.4)
Fair value of plan assets	0.5	0.4

Funded status	(2.5)	(2.0)
Unrecognized net actuarial gain	(0.1)	(0.4)
Unrecognized prior service cost	0.4	0.5

Net liability recognized, net of period	$(2.2)	$(1.9)

The net amounts recognized in the consolidated balance sheet consist of the following:
Accrued expenses	$(0.4)	$—
Other long-term liabilities	(1.8)	(1.9)

Net liability recognized, net of period	$(2.2)	$(1.9)

			October 27, 2000
			(inception
	December 31,	December 31,	through
	2002	2001	December 31, 2000

Assumptions used to determine pension costs are as follows:
Discount rate	5.50%	6.00%	6.00%
Expected return on assets	5.75%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Components of net periodic pension cost:
Service cost	$0.1	$0.2	$—
Interest cost	0.1	0.1	—
Expected return on assets	—	—	—
Amortization of prior service cost	0.1	0.1	—
Curtailment gain	(0.3)	—	—

Net periodic pension cost	$—	$0.4	$—

Defined Contribution Plans

      Certain subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.1 million, $0.3 million and $0.1 million for the years ended December 31, 2002 and 2001 and for the period from October 27, 2000 (inception) through December 31, 2000, respectively, relating to these plans.

Note 10:     Stock Options

      Certain employees of the Company participate in ON Semiconductor stock option plans.

      Generally, the options granted under these plans vest over a period of four years. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability).

      Information with respect to the activity of the stock option plans as it relates to the employees of the Company is as follows (in millions, except per share data):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2.3	$6.72	1.5	$7.57	1.0	1.50
Grants	0.7	3.16	1.1	5.22	0.6	16.75
Exercises	(0.1)	1.50	(0.1)	1.50	(0.1)	1.50
Cancellations	(0.3)	9.57	(0.2)	6.62	—	—

Outstanding at end of year	2.6	$5.53	2.3	$6.72	1.5	$7.57

Exercisable at end of year	0.9	$5.81	0.5	$6.11	0.2	$3.77

Weighted average fair value of options granted during the period		$1.93		$3.23		$9.67

      The following tables summarize options outstanding and options exercisable at December 31, 2002:

	Outstanding Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price

$1.25-$2.71	0.8	7.04	$1.58
$3.22-$6.95	1.4	8.65	4.30
$9.03-$20.25	0.4	7.42	16.41

Totals	2.6		$5.53

	Exercisable Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price

$1.25-$2.71	0.5	6.69	$1.50
$3.22-$6.95	0.2	8.37	4.89
$9.03-$20.25	0.2	7.42	16.42

Totals	0.9		$5.81

      These options will expire if not exercised at specific dates through November 2012.

      Eligible employees also participate in ON Semiconductor’s 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their eligible earnings applied towards the purchase of shares of ON Semiconductor common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. During each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2002, 2001 and 2000, employees purchased approximately 122,000, 188,000 and 104,000 shares under the plan.

Note 11:	Foreign Currency Exchange Contracts

      The Company’s foreign currency exposures are included in ON Semiconductor’s worldwide foreign currency exposure management program. ON Semiconductor aggregates the forecasted foreign currency exposures for each of its subsidiaries on a monthly basis and enters into forward currency contracts in order to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. Prior to January 1, 2001, the Company entered into its own foreign currency contracts. The Company’s net foreign currency transaction gains (losses) included in the accompanying consolidated statement of operations for the years ended December 31, 2002 and 2001 and for the period October 27, 2000 (inception) through December 31, 2000 are $2.4 million, $1.3 million and $(0.1) million, respectively.

Note 12:	Commitments and Contingencies

Operating Leases

      The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2002 (in millions):

2003	$3.5
2004	2.3
2005	1.4
2006	0.9
2007	0.3
Thereafter	—

$8.4

Legal Matters

      ON Semiconductor is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on ON Semiconductor’s financial condition, results of operations or cash flows.

Common Stock Collateral Pledge

      On May 6, 2002, ON Semiconductor and SCI LLC (collectively, the “Issuers”) issued $300 million principal amount of second lien notes in a private offering that was exempt from registration requirements of the U.S. Federal Securities laws. The notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by ON Semiconductor’s domestic restricted subsidiaries that are guarantors under its senior subordinated notes. In addition, the notes and guarantees are secured on a second priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its foreign subsidiaries, which includes the Company and certain of its affiliates, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

      On March 3, 2003, the Issuers issued $200.0 million principal amount of first-lien senior secured notes due 2010 (the “First-Lien Notes”) in a private offering that was exempt from registration requirements of the U.S. Federal Securities laws. The obligations under the First-Lien Notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than SCI LLC). The First-Lien Notes and guarantees are secured on a first-priority basis the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its foreign subsidiaries, which includes the Company and certain of its affiliates, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

Note 13:     Fair Value of Financial Instruments

      The Company uses the following methods to estimate the fair values of its financial instruments:

Cash and Cash Equivalents

      The carrying amount approximates fair value due to the short-term maturities of such instruments.

Notes Payable to Parent

      Due to the related party nature of the notes payable to Parent, it was not practicable to estimate their fair values due to the inability to obtain quoted market prices or determine current market rate for similar instruments. At December 31, 2002 and 2001, the carrying value of the notes payable to Parent was $160.3 million and $367.9 million, respectively.

Note 14:	Supplemental Disclosure of Cash Flow Information

      Cash payments for interest and income taxes for the years ended December 31, 2002 and 2001 and for the period from October 27, 2000 (inception) through December 31, 2000 are as follows (in millions):

	2002	2001	2000

Cash (received) paid for:
Interest	$14.2	$13.7	$0.4
Income taxes	3.2	(10.4)	0.7

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002 and 2001 and for
the Years Ended December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and
Stockholder of SCG Malaysia Holdings Sdn. Bhd.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of SCG Malaysia Holdings Sdn. Bhd. and its subsidiaries (an indirect wholly-owned subsidiary of ON Semiconductor Corporation) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The Company has extensive transactions and relationships with ON Semiconductor Corporation and its affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Phoenix, Arizona
February 5, 2003, except for

the third paragraph of
Note 10 for which the date is
March 3, 2003

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED BALANCE SHEET

	December 31,

	2002	2001

	(In millions, except
	share data)
ASSETS
Cash and cash equivalents	$10.7	$1.4
Receivables, net	—	7.5
Inventories, net	0.8	0.4
Other current assets	3.5	5.2
Due from affiliates	17.0	5.4
Income taxes receivable	10.4	7.1
Deferred income taxes	0.6	1.2

Total current assets	43.0	28.2
Property, plant and equipment, net	103.1	131.2

Total assets	$146.1	$159.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$6.1	$17.4
Accrued expenses	1.6	3.8

Total current liabilities	7.7	21.2
Other long-term liabilities	4.4	4.1
Notes payable to affiliate	89.4	89.4
Deferred income taxes	1.6	0.7

Total liabilities	103.1	115.4

Commitments and contingencies (See Note 10)	—	—

Common stock (200,000,000 authorized, 147,517,167 shares issued and outstanding)	38.8	38.8
Additional paid-in capital	11.9	10.0
Accumulated deficit	(7.7)	(4.8)

Total stockholder’s equity	43.0	44.0

Total liabilities and stockholder’s equity	$146.1	$159.4

See accompanying notes to consolidated financial statements.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In millions)
Sales to affiliates	$89.1	$99.1	$359.8
Cost of sales	78.7	86.6	330.9

Gross profit	10.4	12.5	28.9

Operating expenses:
General and administrative	8.0	8.8	10.3
Restructuring and other	(1.9)	9.4	—

Total operating expenses	6.1	18.2	10.3

Operating income (loss)	4.3	(5.7)	18.6
Interest expense, net	(8.2)	(8.4)	(10.3)

Income (loss) before income taxes	(3.9)	(14.1)	8.3
Income tax benefit	1.0	3.9	6.0

Net income (loss)	$(2.9)	$(10.2)	$14.3

See accompanying notes to consolidated financial statements.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

				Retained
			Additional	Earnings
	Common Stock	Common	Paid-In	(Accumulated
	(Shares)	Stock	Capital	Deficit)	Total

	(In millions, except share data)
Balance at December 31, 1999	147,517,167	$38.8	$1.8	$(8.9)	$31.7
Contributed services by Parent		—	5.4	—	5.4
Comprehensive income:
Net income		—	—	14.3	14.3

Comprehensive income				14.3	14.3

Balance at December 31, 2000	147,517,167	38.8	7.2	5.4	51.4
Contributed services by Parent		—	2.8	—	2.8
Comprehensive income (loss):
Net loss		—	—	(10.2)	(10.2)

Comprehensive loss				(10.2)	(10.2)

Balance at December 31, 2001	147,517,167	38.8	10.0	(4.8)	44.0
Contributed services by Parent		—	1.9	—	1.9
Comprehensive income (loss):
Net loss		—	—	(2.9)	(2.9)

Comprehensive loss				(2.9)	(2.9)

Balance at December 31, 2002	147,517,167	$38.8	$11.9	$(7.7)	$43.0

See accompanying notes to consolidated financial statements.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In millions)
Cash flows from operating activities:
Net income (loss)	$(2.9)	$(10.2)	$14.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31.9	32.7	28.9
Non-cash impairment of property, plant and equipment	—	0.9	—
Non-cash support costs provided by Parent	1.9	2.8	5.4
Deferred income taxes	1.5	(3.1)	(4.9)
Other	0.2	5.6	0.2
Changes in assets and liabilities:
Receivables	7.5	(7.2)	1.5
Inventories	(0.4)	4.0	24.6
Other assets	1.7	1.4	(4.7)
Due from affiliates	(7.6)	(6.8)	7.1
Accounts payable	(11.3)	3.0	3.4
Accrued expenses	(2.2)	0.4	1.1
Income taxes receivable	(3.3)	(3.0)	(4.1)
Other long-term liabilities	0.3	(1.0)	1.5

Net cash provided by operating activities	17.3	19.5	74.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(8.1)	(47.4)	(49.5)
Proceeds from sales of property, plant and equipment	0.1	1.2	13.0

Net cash used in investing activities	(8.0)	(46.2)	(36.5)

Cash flows from financing activities:
Repayment of borrowings to affiliate	—	(25.0)	(22.2)

Net cash provided by (used in) financing activities	—	(25.0)	(22.2)

Net increase (decrease) in cash and cash equivalents	9.3	(51.7)	15.6
Cash and cash equivalents, beginning of period	1.4	53.1	37.5

Cash and cash equivalents, end of period	$10.7	$1.4	$53.1

See accompanying notes to consolidated financial statements.

Note 1:     Background and Basis of Presentation

      SCG Malaysia Holdings Sdn. Bhd. (the “Company” or “SCG Malaysia”) is a wholly-owned subsidiary of Semiconductor Components Industries, LLC (“SCI LLC” or “Parent”), which is a wholly-owned subsidiary of ON Semiconductor Corporation (“ON Semiconductor”.) The Company and its wholly-owned subsidiary, SCG Industries Malaysia Sdn. Bhd., are located in Seremban, Malaysia and are primarily engaged in the manufacture of semiconductor products. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., ON Semiconductor was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “Recapitalization”). ON Semiconductor continues to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. The Company was capitalized by the issuance of 147,517,167 shares of common stock to SCI LLC in connection with the Recapitalization.

      On August 4, 1999, ON Semiconductor was recapitalized and certain related transactions were effected pursuant to an agreement among ON Semiconductor, the Company, Motorola and affiliates of Texas Pacific Group (“TPG”). As a result of the Recapitalization, an affiliate of TPG owned approximately 91% and Motorola owned approximately 9% of the outstanding common stock of ON Semiconductor. In addition, as part of these transactions, TPG received 1,500 shares and Motorola received 590 shares of ON Semiconductor’s mandatorily redeemable preferred stock with a liquidation value of $209 million plus accrued and unpaid dividends. Motorola also received a $91 million junior subordinated note issued by SCI LLC. Cash payments to Motorola in connection with the Recapitalization were financed through equity investments by affiliates of TPG totaling $337.5 million, borrowings totaling $740.5 million under SCI LLC’s $875 million senior bank facilities and the issuance of $400 million of 12% senior subordinated notes due August 2009. Because TPG’s affiliate did not acquire substantially all of ON Semiconductor’s common stock, the basis of ON Semiconductor’s assets and liabilities for financial reporting purposes was not impacted by the Recapitalization.

      Prior to November 1, 2000, the Company produced a portion of its die requirements internally and purchased its remaining requirements from an affiliated company. The Company then converted such die into semiconductor products and then sold such products to an affiliated company. Effective November 1, 2000, the Company sold its existing inventories at a cost of $20.5 million, excluding wafers, to another affiliated company and now performs assembly and test manufacturing services for that affiliated company on a consignment basis.

      SCI LLC incurs certain manufacturing and information technology support costs that directly benefit its various manufacturing affiliates including the Company. Although such costs are not recorded in the Company’s local statutory accounts and are not deductible for local tax purposes, they have been allocated to the Company and reflected in the accompanying consolidated financial statements as cost of sales with an offsetting capital contribution from SCI LLC. The allocations utilized in arriving at the amounts reflected in the accompanying consolidated financial statements are based on assumptions that management believes are reasonable in the circumstances; however, such allocations are not necessarily indicative of the costs that would have been incurred by the Company had it operated as a stand-alone entity.

Note 2:     Liquidity

      The Company’s ability to fund working capital, capital expenditures and business development efforts depends on the future operating performance of its ultimate parent, ON Semiconductor. During the year ended December 31, 2002, ON Semiconductor incurred a net loss of $141.9 million compared to a net loss of $831.4 million in 2001 and net income of $71.1 million in 2000. ON Semiconductor’s net results included restructuring and other of $27.7 million, $150.4 million and $4.8 million in 2002, 2001 and 2000, respectively, as well as interest expense of $145.2 million, $133.5 million and $131.2 million, respectively. ON Semiconductor’s operating activities provided cash of $30.6 million in 2002 and $301.3 million in 2000 and used cash of $137.3 million in 2001.

      At December 31, 2002, ON Semiconductor had $182.4 million in cash and cash equivalents, net working capital of $195.0 million, term or revolving debt of $1,403.2 million and a stockholders’ deficit of $662.1 million. ON Semiconductor’s long-term debt includes $701.6 million under its senior bank facilities;

$291.4 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $126.9 million under a 10% junior subordinated note payable to Motorola due 2011; and, $23.3 million under a note payable to a Japanese bank due 2010. ON Semiconductor was in compliance with all of the covenants contained in its various debt agreements as of December 31, 2002 and expects to remain in compliance over the next twelve months.

      ON Semiconductor’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its credit agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

      If ON Semiconductor fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to ON Semiconductor. Although there can be no assurance, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund ON Semiconductor’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2003. To the extent that results or events differ from ON Semiconductor’s financial projections or business plans, the Company’s liquidity may be adversely impacted.

Note 3:     Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables and inventories; reserves for customer incentives, restructuring charges and pension obligations; and, the fair values of financial instruments (including derivative financial instruments). Actual results could differ from these estimates.

Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

      Inventories consist of raw materials and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and are depreciated over useful lives of 30-40 years for buildings and 3-20 years for machinery and equipment using straight-line and accelerated methods. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

      The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the related carrying amount of an asset may not be recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Revenue Recognition

      Prior to November 1, 2000, the Company recognized revenue when semiconductor products were delivered to the affiliated company. These revenues included the cost of raw materials inventory purchased from third-parties and affiliates plus a markup based on an intercompany transfer pricing agreement. Effective November 1, 2000, the Company recognizes revenue when assembly and test services are completed on inventory consigned in from affiliates and the related products are delivered to the affiliated company. Revenues include the cost of wafers purchased from third-parties and the assembly and test services performed plus a markup based on an intercompany transfer pricing agreement.

     Stock-Based Compensation

      The Company accounts for employee stock options relating to the common stock of ON Semiconductor in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

      Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for 2002, 2001, and 2000 would have been reduced (increased) to the pro forma amounts indicated below (in millions):

	Year Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$(2.9)	$(10.2)	$14.3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(0.7)	(0.6)

Pro forma net income (loss)	$(3.6)	$(10.9)	$13.7

      The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of each of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2002	2001	2000

Expected life (in years)	5	5	5
Risk-free interest rate	4.15%	4.81%	6.59%
Volatility	0.70	0.70	0.60

Employee Stock Purchase Plan	2002	2001	2000

Expected life (in years)	0.25	0.25	0.33
Risk-free interest rate	1.71%	4.26%	6.20%
Volatility	0.70	0.70	0.60

      The weighted-average estimated fair value of employee stock options granted during 2002, 2001 and 2000 was $1.98, $3.18 and $9.24 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2002, 2001 and 2000 was $0.59, $1.09 and $3.87, respectively.

     Income Taxes

      Income taxes are accounted for using the asset and liability method and are determined on a separate return basis. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.

     Foreign Currencies

      The Company utilizes the U.S. dollar as its functional currency. The net effects of gains and losses from foreign currency transactions and from the translation of foreign currency financial statements into U.S. dollars are included in current operations.

     Related Party Transactions

      The Company has extensive transactions and relationships with ON Semiconductor and its affiliates including intercompany pricing agreements and certain manufacturing and information technology support agreements. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

     Defined Benefit Plans

      The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgement, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.

     Reclassifications

      Certain amounts have been reclassified to conform with the current year presentation.

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying valued and depreciated over the assets’ remaining useful life. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not expect the implementation of SFAS No. 143 to have a material effect on its results of operations.

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company’s adoption of SFAS No. 144 did not impact its financial condition or results of operations.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguish-

ment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003. The Company does not expect the adoption of SFAS 145 to have a material effect on its financial condition or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect the adoption of FIN 45 to have a material effect on its financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created to acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its financial condition or results of operations.

Note 4:     Property, Plant and Equipment

      Property, plant and equipment consists of the following at December 31, 2002 and 2001 (in millions):

	December 31,

	2002	2001

Property, plant and equipment, net:
Buildings	$46.6	$44.8
Machinery and equipment	243.9	249.1

Total property, plant and equipment	290.5	293.9
Less: Accumulated depreciation	(187.4)	(162.7)

	$103.1	$131.2

      Depreciation expense totaled $31.9 million, $ 32.7 million and $28.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 5:     Notes Payable to Affiliate

      In conjunction with the Recapitalization, the Company entered into notes payable with an affiliate totaling $114.4 million. Borrowings under the notes payable bear interest at 9.3% (payable monthly) and are due July 31, 2011. As of December 31, 2002 and 2001, $89.4 million was outstanding under these notes payable.

      Cash paid for interest was $8.7 million, $8.4 million and $9.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 6:     Income Taxes

      The income tax provision (benefit) is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Current	$(2.6)	$(0.8)	$(1.2)
Deferred	1.6	(3.1)	(4.8)

	$(1.0)	$(3.9)	$(6.0)

      A reconciliation of the Malaysia statutory income tax rate to the Company’s effective income tax is as follows:

	Year Ended December 31,

	2002	2001	2000

Malaysia statutory rate	(28.0)%	(28.0)%	28.0%
Increase (decrease) resulting from:
Reinvestment allowances	—	(9.6)	(123.4)
Non-deductible corporate expense allocation	—	3.0	18.2
Income taxes of prior years	(187.0)	0.4	(21.0)
Foreign currency remeasurement	72.7	6.7	20.7
Other	6.2	(0.2)	5.2

	(136.1)%	(27.7)%	(72.3)%

      Deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows (in millions):

	Year Ended
	December 31,

	2002	2001

Reserves and accruals	$0.3	$0.2
Property, plant and equipment	(2.9)	(0.9)
Other	1.6	1.2

Net deferred tax asset (liability)	$(1.0)	$0.5

      Cash paid for income taxes was $0.8 million, $2.2 million and $3.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 7:     Employee Benefit Plans

      The Company has a noncontributory pension plan that covers most employees. The benefit formula is dependent upon employee earnings and years of service. The Company’s policy is to fund the plan in accordance with the requirements and regulations of Malaysian labor laws. Benefits under the pension plan are valued using the projected unit credit method.

      The following is a summary of the status of the pension plan and the net periodic pension cost (dollars in millions):

	December 31,

	2002	2001

Assumptions used to value the Company’s pension obligations are as follows:
Rate of compensation increase	5.50%	5.50%
Discount rate	5.50%	5.50%
Change in Benefit Obligation:
Benefit obligation, beginning of period	$4.1	$5.1
Service cost	0.4	0.5
Interest cost	0.2	0.3
Curtailment gain	—	(0.4)
Actuarial loss	0.2	0.1
Benefits paid	(0.3)	(1.5)

Benefit obligation, end of period	$4.6	$4.1

Balances, end of period:
Pension benefit obligation	$(4.6)	$(4.1)
Fair value of plan assets	—	—

Funded status	(4.6)	(4.1)
Unrecognized net actuarial loss	0.2	—

Net liability recognized, end of period	$(4.4)	$(4.1)

	December 31,

	2002	2001	2000

Assumptions used to determine pension costs are as follows:
Discount rate	5.50%	7.00%	6.50%
Expected return on assets	5.50%	7.00%	6.50%
Rate of compensation increase	5.50%	7.00%	6.50%
Components of net periodic pension cost:
Service cost	$0.4	$0.5	$0.5
Interest cost	0.2	0.3	0.3
Curtailment gain	—	(0.3)	—

Net periodic pension cost	$0.6	$0.5	$0.8

Note 8:     Foreign Currency Exchange Contracts

      The Company’s foreign currency exposures are included in ON Semiconductor’s worldwide foreign currency exposure management program. ON Semiconductor aggregates the forecasted foreign currency exposures for each of its subsidiaries on a monthly basis and enters into forward currency contracts in order to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. Prior to January 1, 2001, the Company entered into its own foreign currency contracts. The Company’s net foreign currency transaction losses included in the accompanying consolidated statement of operations for the years ended December 31, 2002, 2001 and 2000 are $0.0 million, $0.2 million and $0.6 million, respectively. The following schedule shows the notional amounts of net foreign exchange positions in U.S. dollars as of December 31, 2000 (in millions):

2000
Buy
(Sell)

Japanese Yen	$2.3
Malaysian Ringgit	19.4
Euro	1.8
Other	2.0

$25.5

Note 9:     Fair Value of Financial Instruments

      The Company uses the following methods to estimate the fair values of its financial instruments:

     Cash and Cash Equivalents

      The carrying amount approximates fair value due to the short-term maturities of such instruments.

     Notes Payable to Affiliates

      Due to the related party nature of the notes payable to affiliates, it was not practicable to estimate their fair values due to the inability to obtain quoted market prices or determine current market rate for similar instruments. At December 31, 2002 and 2001, the carrying value of the notes payable to affiliates was $89.4 million respectively.

Note 10:     Commitments and Contingencies

     Legal Matters

      ON Semiconductor is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on ON Semiconductor’s financial condition, results of operations or cash flows.

     Common Stock Collateral Pledge

      On May 6, 2002, ON Semiconductor and SCI LLC (collectively, the “Issuers”) issued $300 million principal amount of second lien notes in a private offering that was exempt from registration requirements of the Federal Securities laws. The notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by ON Semiconductor’s domestic restricted subsidiaries that are guarantors under its senior subordinated notes. In addition, the notes and guarantees are secured on a second priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its foreign subsidiaries, which includes the Company and certain of its affiliates, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

      On March 3, 2003, the Issuers issued $200.0 million principal amount of first-lien senior secured notes due 2010 (the “First-Lien Notes”) in a private offering that was exempt from registration requirements of the Federal Securities laws. The obligations under the First-Lien Notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than SCI LLC). The First-Lien Notes and guarantees are secured on a first-priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its foreign subsidiaries, which includes the Company and certain of its affiliates, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

Note 11:     Restructuring and Other

      The activity related to the Company’s restructuring reserve is as follows (in millions):

	Reserve			Reserve			2002	Reserve
	Balance at	2001	2001	Balance at	2002	2002	Reserves	Balance at
	12/31/2000	Charges	Usage	12/31/2001	Charges	Usage	Released	12/31/2002

	$—	$—	$—	$—	$—	$—	$—	$—
June 2001 Restructuring
Cash employee separation charges	—	4.4	(2.7)	1.7	—	—	(1.7)	—
Cash exit costs	—	0.6	—	0.6	—	(0.4)	(0.2)	—
Non-cash fixed asset write-offs	—	0.9	(0.9)	—	—	—	—	—

June 2001 Restructuring reserve balance	—			2.3				—

March 2001 Restructuring
Cash employee separation charges	—	3.5	(3.5)	—	—	—	—	—

March 2001 Restructuring reserve balance	—			—				—

	$—	$9.4	$(7.1)	$2.3	$—	$(0.4)	$(1.9)	$—

     June 2001 Restructuring Program

      In June 2001, the Company recorded charges totaling $5.9 million for costs associated with its restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its manufacturing operations to meet declining customer demand. The programs included the transfer of certain manufacturing operations at the Company’s facility to other ON Semiconductor-owned facilities or to third party contractors by December 2001. The charge included $4.4 million to cover employee separation costs associated with the termination of approximately 700 employees. All impacted employees had been terminated and the Company released the remaining $1.7 million reserve to income during the second quarter of 2002.

      The planned discontinuation of certain manufacturing activities triggered an impairment analysis to the carrying value of the related assets and resulted in the Company recording asset impairment charges totaling $0.9 million. This charge included $0.9 million related to the Seremban assembly and test facility. The Company measured the amount of each asset impairment by comparing the carrying value of the respective assets to the related estimated fair value. The Company estimated future net cash flows for the period of continuing manufacturing activities for each group of assets using price, volume, cost, capital and salvage value assumptions that management considered to be reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The related assets have been sold to third parties at amounts that approximated their estimated fair values or were transferred to other manufacturing facilities at their previously existing carrying values.

      The June 2001 charge also included $0.6 million to cover certain exit costs relating facility closure. All facility closure activities had been completed and the Company released the remaining $0.2 million reserve to income during the third quarter of 2002.

     March 2001 Restructuring Program

      In March 2001, the Company recorded charges totaling $3.5 million for costs associated with its restructuring programs. The charges of $3.5 million cover employee separation costs associated with the termination of approximately 350 employees. The employee separation costs reflected further reductions in manufacturing, general and administrative staffing levels in Malaysia. All impacted employees have been terminated under this restructuring program.

Note 12:     Stock Options

      Certain employees of the Company participate in ON Semiconductor stock option plans.

      Generally, the options granted under these plans vest over a period of four years. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability).

      Information with respect to the activity of the stock option plans as it relates to the employees of the Company is as follows (in millions, except per share data):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	0.6	$6.94	0.5	$8.00	0.3	1.50
Grants	0.2	3.24	0.2	5.14	0.2	15.96
Exercises	—	—	—	—	—	—
Cancellations	(0.1)	5.38	(0.1)	12.08	—	—

Outstanding at end of year	0.7	$6.12	0.6	$6.94	0.5	$8.00

Exercisable at end of year	0.3	$8.17	0.1	$1.57	0.1	$1.50

Weighted average fair value of options granted during the period		$1.98		$3.18		$9.24

      The following tables summarize options outstanding and options exercisable at December 31, 2002:

	Outstanding Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price

$1.45-$3.86	0.4	7.93	$2.50
$5.95-$6.95	0.1	8.16	6.14
$13.06-$16.00	0.2	7.32	15.99

Totals	0.7		$6.12

	Exercisable Options

		Weighted	Weighted
		Average	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price

$1.45-$3.86	0.2	6.89	$1.68
$13.06-$16.00	0.1	7.32	16.00

Totals	0.3		$8.17

      These options will expire if not exercised at specific dates through July 2012.

      Eligible employees also participate in ON Semiconductor’s 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of ON Semiconductor common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. During each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2002, and 2001, employees purchased approximately 185,000 and 89,000 shares under the plan.

      Other information about ON Semiconductor Corporation may be found in our quarterly Form 10-Q and our Annual Report to Stockholders. These reports, as well as additional copies of this Form 10-K (without exhibits and certain financial statements which are excluded from our Annual Report to Stockholders pursuant to Rule 14a-3(b) of the Exchange Act of 1934), are available without charge by contacting our Director of Investor Relations at our corporate headquarters as set forth below. Further, we make our Form 10-K, quarterly Form 10-Q, current reports on Form 8-K, and all amendments to those reports available, free of charge, on the “Investor Relations” section of our Internet website at http://www.onsemi.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the Securities and Exchange Commission.

ON Semiconductor Corporation

Attn: Director of Investor Relations
5005 East McDowell Road
Phoenix, AZ 85008 USA
602.244.3437 (tel)
investor@onsemi.com

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.2		Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
2.3		Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†
3	.1(a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation (as of August 9, 2000) (incorporated by reference from Exhibit 3.1 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)
3	.1(b)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002 (incorporated by reference from Exhibit 3.1(a) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
3	.1(c)	Certificate Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1(b) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
3.2		Amended and Restated Bylaws of SCG Holding Corporation (incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.1		Specimen of share certificate of Common Stock, par value $.01, SCG Holding Corporation (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
4.2		Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.3		Specimen of Share Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.4		Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.5		Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.6		Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)
4.7		Warrant Agreement dated as of October 11, 2001, between ON Semiconductor Corporation and Bain & Company, Inc. (incorporated by reference from Exhibit 4.7 to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

Exhibit
No.	Description

4.8	Indenture, dated as of August 4, 1999 among SCG Holding Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and State Street Bank and Trust Company, as trustee, relating to the 12% Senior Subordinated Notes due 2009 (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.9	Form of 12% Senior Subordinated Note due 2009 of SCG Holding Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A to the Indenture filed as Exhibit 4.8 herein & incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.10	Form of 12% Senior Subordinated Note due 2009 of SCG Holding Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B to the Indenture filed as Exhibit 4.8 herein & incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.11	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.12	Purchase Agreement, dated May 1, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.13	Indenture, dated as of May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.14	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.2) (incorporated by reference from Exhibit 4.3 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.15	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.2) (incorporated by reference from Exhibit 4.4 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.16	Registration Rights Agreement, dated May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.5 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
4.17	Purchase Agreement, dated February 26, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Salomon Smith Barney Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, relating to the 12% Senior Secured Notes due 2010(1)

Exhibit
No.	Description

4.18	Indenture, dated as of March 3, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2010(1)
4.19	Form of 12% Senior Secured Note due 2010 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.18 hereto)(1)
4.20	Form of 12% Senior Secured Note due 2010 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.18 hereto)(1)
4.21	Registration Rights Agreement, dated March 3, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Salomon Smith Barney Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, relating to the 12% Senior Secured Notes due 2010(1)
10.1	Amended and Restated Credit Agreement, dated as of April 3, 2000, among SCG Holding Corporation, Semiconductor Components Industries, LLC, The Chase Manhattan Bank, as Administrative Agent, Credit Lyonnais New York Branch as Co-Documentation Agent, DLJ Capital Funding, Inc., as Co-Documentation Agent, Lehman Commercial Paper Inc., as Co-Documentation Agent and Chase Securities Inc., as Arranger and the other financial institutions party thereto (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.2	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.3	Security Agreement, dated as of August 4, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.4	Purchase Agreement, dates as of August 4, 1999, SCG Holding Corporation, Semiconductor Components Industries, LLC, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.5	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)
10.6	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††
10.7	Transition Services Agreement, dated August 4, 1999, among Motorola, Inc., SCG Holding Corporation, and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit
No.		Description

10.8		Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)
10.9		Motorola Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.10		SCG Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.9 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.11		Motorola Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.10 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.12		SCG Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.11 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.13		Equipment Lease and Repurchase Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.14		Equipment Passdown Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††
10.15		SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.16(a)	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10	.16(b)	First Lease Amendment to Lease for 52nd Street property, dated April 19, 2000, between Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.14(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)
10.17		Lease for U.S. Locations (Mesa, Chandler, 56th Street and Tempe), dated July 31, 1999, among Motorola, Inc. as Lessor, and Semiconductor Components Industries, LLC as Lessee (incorporated by reference from Exhibit 10.15 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10.18		Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10	.19(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.19(b)	Amendment to Employment Agreement effective as of April 15, 2002, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.2 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10	.19(c)	Separation Agreement, made as of November 21, 2002, by and among Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC(1)(2)

Exhibit
No.		Description

10	.20(a)	Employment Agreement, dated as of September 13, 1999, between Semiconductor Components Industries, LLC and Michael Rohleder (incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.20(b)	Termination Agreement made as of January 29, 2002, between Michael Rohleder and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(a) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10	.21(a)	Employment Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.20 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.21(b)	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000 (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10	.21(c)	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10	.22(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.22(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)
10	.23(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.22 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.23(b)	Amendment to Employment Agreement, dated as of November 28, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.21(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)
10	.23(c)	Termination Agreement made as of May 3, 2002, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.5 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10	.24(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)
10	.24(b)	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary (incorporated by reference from Exhibit 10.3 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10	.25(a)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)
10	.25(b)	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)
10	.25(c)	Amendment to Promissory Note, dated March 10, 2001, from James Thorburn and Jacqueline Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

Exhibit
No.		Description

10	.26(a)	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10	.26(b)	Second Amendment to the ON Semiconductor Amended and Restated Executive Deferred Compensation Plan effective January 1, 2002 (incorporated by reference from Exhibit 10.7 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.27		Junior Subordinated Note Due 2011 payable to Motorola, Inc. (incorporated by reference from Exhibit 4.4 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
10	.28(a)	2000 Stock Incentive Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.4 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)
10	.28(b)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10	.28(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10	.28(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)
10.29		2000 Employee Stock Purchase Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.5 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)
10.30		ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.31		Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)
10.32		2000 ON Semiconductor Executive Council Bonus Incentive Plan (incorporated by reference from Exhibit 10.37 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)
10.33		2000 Key Contributor Incentive Plan (incorporated by reference from Exhibit 10.38 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)
10	.34(a)	Promissory Note, dated March 9, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.3 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10	.34(b)	Deed of Trust, dated March 7, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)
10	.34(c)	Amendment to Promissory Note dated March 18, 2002, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(b) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.35		Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $36 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

Exhibit
No.		Description

10	.36(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10	.36(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.37		Waiver, Consent and Amendment dated as of August 13, 2001, to the Credit Agreement dated as of August 4, 1999, as amended and restated as of April 3, 2000, among ON Semiconductor Corporation (formerly known as SCG Holding Corporation), Semiconductor Components Industries, LLC, the Lenders party thereto, The Chase Manhattan Bank, as administrative agent, collateral agent and syndication agent, and Credit Lyonnais New York Branch, DLJ Capital Funding, Inc. and Lehman Commercial Paper Inc., as co-documentation agents (incorporated by reference from Exhibit 10.6 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)
10.38		Offer Letter dated February 15, 2002, from ON Semiconductor Corporation and Semiconductor Components Industries, LLC to John T. Kurtzweil (incorporated by reference from Exhibit 10.3 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.39		Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.40		Offer Letter effective as of April 1, 2002, to Syrus Madavi from ON Semiconductor Corporation (incorporated by reference from Exhibit 10.6 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002 (2)
10.41		Employee Incentive Plan, January 2002 (incorporated by reference from Exhibit 10.8 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)
10.42		ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)
10.43		Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)
10.44		Amendment to Credit Agreement, dated as of April 17, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, JPMorgan Chase Bank, as administrative agent, collateral agent and syndication agent, Credit Lyonnais New York Branch, Credit Suisse First Boston and Lehman Commercial Paper Inc., as co-documentation agents, and the other financial institution parties thereto (incorporated by reference from Exhibit 10.3 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10.45		Intercreditor Agreement, dated as of May 6, 2002, among J.P. Morgan Chase Bank, as credit agent, Wells Fargo Bank Minnesota, National Association, as trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10.46		Security Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.5 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

Exhibit
No.		Description

10.47		Pledge Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary pledgors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.6 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10.48		Collateral Assignment, dated as of May 6, 2002, between Semiconductor Components Industries, LLC and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.7 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10.49		Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on June 25, 2002, among SCG (China) Holding Corporation, Leshan Radio Company Ltd, and Motorola (China) Investment Limited (incorporated by reference from Exhibit 10.8 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)
10	.50(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (1)(2)
10	.50(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson(1)(2)
10.51		Amendment and Restatement Agreement dated as of February 14, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and JPMorgan Chase Bank as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of April 3, 2000, (as amended, supplemented and modified and in effect on the date hereof), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Lenders party thereto, the Administrative Agent and Credit Lyonnais New York Branch, Credit Suisse First Boston and Lehman Commercial Paper, Inc., as co-documentation agents(1)
10.52		Amended and Restated Credit Agreement dated as of August 4, 1999, as Amended and Restated as of February 14, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Lenders party hereto, JPMorgan Chase Bank as Administrative Agent, Collateral Agent and Syndication Agent hereunder, and Credit Lyonnais New York Branch, Credit Suisse First Boston and Lehman Commercial Paper Inc., as co-documentation agents hereunder (included as Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.51 hereto)(1)
10.53		Collateral Sharing Agreement dated as of March 3, 2003, among JPMorgan Chase Bank, as Collateral Agent, Wells Fargo Bank Minnesota, National Association, as Trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC, relating to the 12% Senior Secured Notes due 2010(1)
10.54		Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010(1)
10.55		Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010(1)
10.56		Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010(1)

Exhibit
No.	Description

10.57	Employment Offer Letter dated March 14, 2003, between Semiconductor Components Industries, LLC and Donald Colvin(1)(2)
18 .	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles (incorporated by reference from Exhibit 18 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)
21.1	List of Significant Subsidiaries(1)
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants(1)
24.1	Powers of Attorney(1)
99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment