Form 10-Q
period 2003-04-04
ON SEMICONDUCTOR CORP
filed 2003-05-16
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 4, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 2, 2003:

Class	Number of Shares
Common Stock; $.01 par value	176,663,090

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

	April 4, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$189.1	$182.4
Receivables, net (including $10.8 and $4.7 due from Motorola)	129.3	121.6
Inventories, net	166.7	160.0
Other current assets	27.5	36.6
Deferred income taxes	7.6	6.4

Total current assets	520.2	507.0
Property, plant and equipment, net	431.0	454.1
Investments in and advances to joint ventures	100.7	99.3
Goodwill	77.3	77.3
Intangible asset, net	23.7	26.7
Other assets	42.8	38.7

Total assets	$1,195.7	$1,203.1

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable (including $0.1 and $0.1 payable to Motorola)	$116.8	$77.4
Accrued expenses (including $1.3 and $0.7 payable to Motorola)	85.0	99.9
Income taxes payable	14.8	11.0
Accrued interest	22.8	43.6
Deferred income on sales to distributors	68.2	70.8
Current portion of long-term debt	4.0	9.3

Total current liabilities	311.6	312.0
Long-term debt (including $130.2 and $126.9 payable to Motorola)	1,413.4	1,393.9
Other long-term liabilities	45.8	42.9
Deferred income taxes	0.9	2.2

Total liabilities	1,771.7	1,751.0

Commitments and contingencies (See Note 7)	—	—

Minority interests in consolidated subsidiaries	4.2	4.1

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 100,000 shares authorized,10,000 shares issued and outstanding; 8% annual dividend rate; liquidation value—$100.0 plus $13.1 and $10.9 of accrued dividends)	112.3	110.1

Common stock ($0.01 par value, 500,000,000 shares authorized, 176,663,090 and 176,439,900 shares issued and outstanding)	1.8	1.8
Additional paid-in capital	735.5	737.4
Accumulated other comprehensive income (loss)	(32.2)	(34.3)
Accumulated deficit	(1,397.6)	(1,367.0)

Total stockholders’ equity (deficit)	(692.5)	(662.1)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,195.7	$1,203.1

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in millions, except per share data)

	Quarter Ended
	April 4, 2003	March 29, 2002
	(unaudited)	(unaudited)
Revenues (including $21.5 and $18.2 from Motorola)	$266.5	$269.1
Cost of sales	196.2	210.9

Gross profit	70.3	58.2

Operating expenses:
Research and development	17.7	17.3
Selling and marketing	16.1	14.6
General and administrative	22.1	29.2
Amortization of intangible	3.0	3.0
Restructuring and other	—	7.1

Total operating expenses	58.9	71.2

Operating income (loss)	11.4	(13.0)

Other income (expenses), net:
Interest expense	(37.6)	(34.7)
Equity in earnings of joint ventures	1.4	1.2
Loss on debt prepayment	(3.5)	—

Other income (expenses), net	(39.7)	(33.5)

Loss before income taxes and minority interest	(28.3)	(46.5)
Income tax provision	(2.0)	(3.7)
Minority interests	(0.3)	0.2

Net loss	(30.6)	(50.0)
Less: Redeemable preferred stock dividends	(2.2)	(2.1)

Net loss applicable to common stock	$(32.8)	$(52.1)

Comprehensive loss:
Net loss	$(30.6)	$(50.0)
Foreign currency translation adjustments	0.7	(0.8)
Effects of cash flows hedges	1.4	3.2

Comprehensive loss	$(28.5)	$(47.6)

Earnings (loss) per common share:
Basic:
Net loss available for common stock	$(0.19)	$(0.30)

Diluted:
Net loss available for common stock	$(0.19)	$(0.30)

Weighted average common shares outstanding:
Basic	176.4	174.8

Diluted	176.4	174.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended
	April 4, 2003	March 29, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(30.6)	$(50.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32.0	34.0
Loss on debt prepayment	3.5	—
Amortization of debt issuance costs and debt discount	2.2	1.6
Provision for excess inventories	4.0	10.7
Non-cash interest on junior subordinated note payable to Motorola	3.3	2.7
Undistributed earnings of joint ventures	(1.4)	(1.2)
Deferred income taxes	(2.5)	0.7
Stock compensation expense	0.1	0.3
Other	0.8	(0.3)
Changes in assets and liabilities:
Receivables	(5.4)	(10.2)
Inventories	(10.7)	2.9
Other assets	7.8	(1.2)
Accounts payable	39.4	0.6
Accrued expenses	(14.8)	3.1
Income taxes payable	3.8	1.8
Accrued interest	(20.8)	(0.9)
Deferred income on sales to distributors	(2.6)	(21.3)
Other long-term liabilities	3.4	2.3

Net cash provided by (used in) operating activities	11.5	(24.4)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6.0)	(5.6)
Proceeds from sales of property, plant and equipment	—	0.2

Net cash used in investing activities	(6.0)	(5.4)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	190.9	—
Proceeds from issuance of common stock under the employee stock purchase plan	0.2	0.4
Proceeds from stock option exercises	—	0.8
Payment of capital lease obligation	—	(0.7)
Payment of debt issuance costs	(9.3)	—
Repayment of long-term debt	(180.9)	(2.8)

Net cash provided by (used in) financing activities	0.9	(2.3)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)

Net increase (decrease) in cash and cash equivalents	6.7	(32.2)
Cash and cash equivalents, beginning of period	182.4	179.8

Cash and cash equivalents, end of period	$189.1	$147.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:  Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of ON Semiconductor Corporation, its wholly-owned subsidiaries, and the majority-owned subsidiaries that it controls (collectively, the “Company”). An investment in a majority-owned joint venture that the Company does not control is accounted for on the equity method. Investments in companies that represent less than 20% of the related voting stock and for which the Company does not exert significant influence on are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited financial statements as of April 4, 2003 and for the three months ended April 4, 2003 and March 29, 2002, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2003 (the “Company’s 10-K”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2002 and for the year then ended included in the Company’s 10-K.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations or stockholders’ equity (deficit).

Note 2:  Liquidity

During the quarter ended April 4, 2003, the Company incurred a net loss of $30.6 million compared to a net loss of $50.0 million in the first quarter of 2002. The Company’s net results included expense from restructuring and other of $7.1 million in the first quarter of 2002, as well as interest expense of $37.6 million and $34.7 million, in the first quarter of 2003 and the first quarter of 2002, respectively. The Company’s operating activities provided cash of $11.5 million in the first quarter of 2003 and used cash of $24.4 million in the first quarter of 2002.

At April 4, 2003, the Company had $189.1 million in cash and cash equivalents, net working capital of $208.6 million, term or revolving debt of $1,417.4 million and a stockholders’ deficit of $692.5 million. The Company’s long-term debt includes $520.7 million under its senior bank facilities; $291.7 million (net of discount) of its 12% second lien senior secured notes due 2008; $191.0 million (net of discount) of its 12% first lien senior secured notes due 2010; $260.0 million of its 12% senior subordinated notes due 2009; $130.2 million under a 10% junior subordinated note payable to Motorola due 2011; and, $23.8 million under a note payable to a Japanese bank due 2010. The Company was in compliance with all of the covenants contained in its various debt agreements as of April 4, 2003 and expects to remain in compliance over the next twelve months.

As described in Note 6 “Long-Term Debt,” ON Semiconductor Corporation and its principal domestic operating subsidiary, Semiconductor Components Industries, LLC (collectively, the “Issuers”), issued $200.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

million principal amount of first lien notes (the “First-Lien Notes”) on March 3, 2003 in a private offering that was exempt from the registration requirements of the federal securities laws. The First-Lien Notes, which are callable after four years, were issued at 95.467% of par value and generated net proceeds of approximately $180.9 million after deducting the discount and related issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities, including $25.0 million relating to the Company’s revolving credit facility. In connection with the prepayment, the Company wrote off $3.5 million of debt issuance costs in the first quarter of 2003 which are included in other income (expenses), net in the accompanying consolidated statement of operations and comprehensive loss.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Although there can be no assurance, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as to enable it to maintain compliance with its various debt agreements through April 3, 2004. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3:  Balance Sheet Information

Balance sheet information is as follows (in millions):

	April 4, 2003	December 31, 2002
Receivables, net:
Accounts receivable	$131.2	$123.5
Less: Allowance for doubtful accounts	(1.9)	(1.9)

	$129.3	$121.6

Inventories, net:
Raw materials	$18.8	$15.5
Work in process	110.1	106.3
Finished goods	76.7	81.9

Total inventory	205.6	203.7
Less: Inventory reserves	(38.9)	(43.7)

	$166.7	$160.0

Property, plant and equipment, net:
Land	$12.1	$11.9
Buildings	392.7	386.0
Machinery and equipment	854.8	856.8

Total property, plant and equipment	1,259.6	1,254.7
Less: Accumulated depreciation	(828.6)	(800.6)

	$431.0	$454.1

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Intangible asset, net:
Developed technology	$59.3	$59.3
Less: Accumulated amortization	(35.6)	(32.6)

	$23.7	$26.7

Other assets:
Debt issuance costs	$37.7	$33.7
Other	5.1	5.0

	$42.8	$38.7

Accrued expenses:
Accrued payroll	$30.5	$27.5
Sales related reserves	12.0	14.1
Restructuring reserves	12.5	19.5
Other	30.0	38.8

	$85.0	$99.9

Other long-term liabilities:
Accrued retirement benefits	$37.4	$33.7
Cash flow hedge liability	7.7	8.2
Other	0.7	1.0

	$45.8	$42.9

Other comprehensive loss:
Foreign currency translation adjustments	$(1.3)	$(2.0)
Minimum pension liability	(19.6)	(19.6)
Net unrealized losses and adjustments related to cash flow hedges	(10.7)	(12.1)
Unrealized losses on deferred compensation plan investments	(0.6)	(0.6)

	$(32.2)	$(34.3)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Estimated amortization expense for the intangible asset is as follows (in millions):

Year ended December 31,
Remainder of 2003	$8.9
2004	11.9
2005	2.9

$23.7

The activity related to our warranty reserves for the quarter ended April 4, 2003 is as follows (in millions):

Balance as of December 31, 2002	$2.7
Provision	—
Usage	(0.3)

Balance as of April 4, 2003	$2.4

Note 4:  Restructuring and Other

Activity related to the Company’s restructuring programs is as follows (in millions):

	Reserve Balance at 12/31/02	2003 Charges	2003 Usage	2003 Adjustments	Reserve Balance at 04/04/03
December 2002 Restructuring
Cash employee separations charges	$9.9	$—	$(3.7)	$—	$6.2
Cash exit costs	1.8	—	(1.0)	—	0.8

December 2002 Restructuring reserve balance	11.7				7.0

June 2002 Restructuring
Cash employee separations charges	0.4	—	(0.4)	—	—
Cash exit costs	1.5	—	—	—	1.5

June 2002 Restructuring reserve balance	1.9				1.5

March 2002 Restructuring
Cash employee separations charges	3.0	—	(0.8)	—	2.2

March 2002 Restructuring reserve balance	3.0				2.2

December 2001 Restructuring
Cash employee separations charges	0.1	—	—	—	0.1

December 2001 Restructuring reserve balance	0.1				0.1

June 2001 Restructuring
Cash employee separations charges	1.7	—		(1.7)	—
Cash exit costs	1.1	—	(1.1)	1.7	1.7

June 2001 Restructuring reserve balance	2.8				1.7

	$19.5	$—	$(7.0)	$—	$12.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

December 2002 Restructuring Program

The remaining restructuring reserves of $7.0 million at April 4, 2003 are comprised of $6.2 million and $0.8 million related to separation costs associated with approximately 130 terminated employees and lease termination and other exit costs, respectively. The Company expects to settle it remaining obligations related to this restructuring program by December 2003.

June 2002 Restructuring Program

The remaining restructuring reserve at April 4, 2003 relates to estimate termination charges associated with a supply agreement. The Company is currently in negotiations to settle this obligation.

March 2002 Restructuring Program

The remaining restructuring reserve of $2.2 million at April 4, 2003 relates to the unpaid separation costs associated with terminated employees and the remaining 15 employees to be terminated under the program. The Company currently expects that the terminations will be completed by June 30, 2003.

December 2001 Restructuring Program

As of April 4, 2003, all impacted employees had been terminated and the Company currently expects that the final severance payments will be made by June 2003.

June 2001 Restructuring Program

The Company reversed the $1.7 million employee separation charges reserve as all employees have been terminated under the program and all severance payments have been made. The Company recorded a charge of $1.7 million related to additional costs associated with the closure of the Guadalajara, Mexico facility. This reserve is expected to be utilized within three months after the sale of the Guadalajara facility.

Note 5:  Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) adjusted for dividends accrued on the Company’s redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share generally assumes the conversion of the convertible redeemable preferred stock into common stock and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options if such conversions or exercises are dilutive. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the first quarter of 2003 and the first quarter of 2002, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income in the first quarter of 2003 and the first quarter of 2002, the assumed exercise of stock options would have resulted in an additional 0.4 million shares and 3.8 million shares of diluted weighted average common shares outstanding in the first quarter of 2003 and the first quarter of 2002, respectively. This computation excludes an additional 21.0 million and 14.4 million of options outstanding at April 4, 2003 and March 29, 2002 as their exercise price exceeded the average fair market value during those periods and, accordingly, the related impact would have been anti-dilutive. For the first quarter of 2003 and the first quarter of 2002, the conversion of the redeemable preferred stock was not assumed in determining diluted earnings per share as the related impact would have been anti-dilutive. The redeemable preferred stock is

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

convertible into shares of the Company’s common stock at a price of $2.82. Earnings (loss) per share calculations for quarters ended April 4, 2003 and March 29, 2002 are as follows (in millions, except per share data):

	Quarter Ended
	April 4, 2003	March 29, 2002
Net loss	$(30.6)	$(50.0)
Less: Redeemable preferred stock dividends	(2.2)	(2.1)

Net loss applicable to common stock	(32.8)	(52.1)

Basic weighted average common shares outstanding	176.4	174.8
Add: Incremental shares for :
Dilutive effect of stock options	—	—
Convertible redeemable preferred stock	—	—

Diluted weighted average common shares outstanding	176.4	174.8

Earnings (loss) per share:
Basic	$(0.19)	$(0.30)

Diluted	$(0.19)	$(0.30)

The Company accounts for employee stock options on its common stock in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock Based Compensation—Transition and Disclosure”. The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the first quarter of 2003 and 2002 would have been increased to the pro forma amounts indicated below (in millions except per share data):

	Quarter Ended
	April 4, 2003	March 29, 2002
Net loss, as reported	$(30.6)	$(50.0)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.1	0.3
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.5)	(3.5)

Pro forma net loss	(34.0)	(53.2)
Less: Redeemable preferred stock dividends	(2.2)	(2.1)

Pro forma net loss applicable to common stock	$(36.2)	$(55.3)

Earnings per share:
Basic—as reported	$(0.19)	$(0.30)

Basic—pro forma	$(0.21)	$(0.32)

Diluted—as reported	$(0.19)	$(0.30)

Diluted—pro forma	$(0.21)	$(0.32)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended
Employee Stock Options	April 4, 2003	March 29, 2002
Expected life (in years)	5	5
Risk-free interest rate	3.03%	4.47%
Volatility	0.70	0.70

	Quarter Ended
Employee Stock Purchase Plan	April 4, 2003	March 29, 2002
Expected life (in years)	0.25	0.25
Risk-free interest rate	1.22%	1.74%
Volatility	0.70	0.70

The weighted-average estimated fair value of employee stock options granted during the first quarter of 2003 and 2002 was $0.76 and $2.05 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during the first quarter of 2003 and 2002 was $0.34 and $0.55, respectively.

Note 6:  Long-Term Debt

Long-term debt at April 4, 2003 and December 31, 2002 consists of the following (dollars in millions):

	April 4, 2003			December 31, 2002
	Amount of Facility	Interest Rate	Balance	Amount of Facility	Interest Rate	Balance
Senior Bank Facilities:
Tranche A	$200.0	6.80%	$4.8	$200.0	6.4375%	$6.6
Tranche B	325.0	6.80%	153.1	325.0	6.4375%	209.9
Tranche C	350.0	6.80%	164.9	350.0	6.4375%	226.0
Tranche D	200.0	6.80%	97.9	200.0	6.4375%	134.1
Tranche R	62.5	6.80%	62.5	—	—	—
Revolver	62.5	6.80%	37.5	150.0	6.4375%	125.0

			520.7			701.6
12% Senior Secured Notes due 2010, interest payable semi-annually, net of debt discount of $9.0			191.0			—
12% Second-Lien Senior Secured Notes due 2008, interest payable semi-annually, net of debt discount of $8.3 and $8.6			291.7			291.4
12% Senior Subordinated Notes due 2009, interest payable semi-annually			260.0			260.0
10% Junior Subordinated Note to Motorola due 2011, interest compounded semi-annually, payable at maturity			130.2			126.9
2.25% Note payable to Japanese bank due 2010			23.8			23.3

			1,417.4			1,403.2
Less: Current maturities			(4.0)			(9.3)

			$1,413.4			$1,393.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

First-Lien Notes

On March 3, 2003, the Issuers issued $200.0 million principal amount of First-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The First-Lien Notes, which are callable after four years, were issued at 95.467% of par value and generated net proceeds of approximately $180.9 million after deducting the discount and related issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities, including $25.0 million relating to the Company’s revolving credit facility. In connection with the prepayment, the Company wrote off $3.5 million of debt issuance costs in the first quarter of 2003.

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

The Issuers filed an exchange offer registration statement on May 2, 2003 relating to the First-Lien Notes pursuant to a registration rights agreement. The Securities and Exchange Commission declared the registration statement effective on May 8, 2003.

Second-Lien Notes

On May 6, 2002, the Issuers issued $300.0 million principal amount of second lien notes (the “Second-Lien Notes”) in a private offering that was exempt from the registration requirements of the federal securities laws. The Second-Lien Notes, which are callable after four years, were issued at 96.902% of par value and generated net proceeds of $278.6 million after deducting the discount and related issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities. In connection with this prepayment, the Company wrote off $6.5 million of debt issuance costs during the second quarter of 2002. Because the amount outstanding under the senior bank facilities was reduced below $750.0 million, the supplemental interest charges were reduced from 3.0% to 1.0%. The Company exercised its option to terminate the supplemental interest charges by paying the entire accrued balance of supplemental interest charges of $26.9 million during the first quarter of 2003. The Second-Lien Notes accrued interest at the rate of 12% until February 6, 2003, when the related annual interest increased to 13%. The increased interest rate will remain in effect unless on or prior to August 6, 2003 the Company issues $100.0 million of its common stock or certain convertible preferred stock to financial sponsors and uses the net proceeds to prepay additional amounts outstanding under its senior bank facilities or under any other credit facility secured by a first-priority lien and permanently reduces the related loan commitments in an amount equal to the amount prepaid. Interest on Second-Lien Notes is payable semi-annually on May 15 and November 15.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Issuers filed an exchange offer registration statement on October 1, 2002 relating to the Second-Lien Notes pursuant to a registration rights agreement. The Securities and Exchange Commission declared the registration statement effective on January 27, 2003.

Annual maturities relating to the Company’s long-term debt as of April 4, 2003 are as follows (in millions):

Remainder of 2003	$1.8
2004	6.0
2005	155.8
2006	194.5
2007	176.8
Thereafter	882.5

Total	$1,417.4

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semiconductor Corporation	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of April 4, 2003
Cash and cash equivalents	$—	$125.4	$—	$63.7	$—	$189.1
Receivables, net	—	41.9	—	87.4	—	129.3
Inventories, net	—	21.8	2.5	159.4	(17.0)	166.7
Other current assets	—	6.2	0.3	28.6	—	35.1

Total current assets	—	195.3	2.8	339.1	(17.0)	520.2
Property, plant and equipment, net	—	95.8	30.9	304.3	—	431.0
Goodwill and other intangibles, net	—	8.1	92.9	—	—	101.0
Investments and other assets	(624.6)	145.8	49.1	1.4	571.8	143.5

Total assets	$(624.6)	$445.0	$175.7	$644.8	$554.8	$1,195.7

Accounts payable	$—	$38.4	$2.2	$76.2	$—	$116.8
Accrued expenses and other current liabilities	—	95.4	1.7	27.5	2.0	126.6
Deferred income on sales to distributors	—	31.3	—	36.9	—	68.2

Total current liabilities	—	165.1	3.9	140.6	2.0	311.6
Long-term debt(1)	742.7	1,392.8	—	20.6	(742.7)	1,413.4
Other long-term liabilities	—	32.3	—	14.4	—	46.7
Intercompany(1)	(787.1)	(516.4)	162.1	356.6	784.8	—

Total liabilities	(44.4)	1,073.8	166.0	532.2	44.1	1,771.7
Minority interests in consolidated subsidiaries	—	—	—	—	4.2	4.2
Redeemable preferred stock	112.3	—	—	—	—	112.3
Stockholders’ equity (deficit)	(692.5)	(628.8)	9.7	112.6	506.5	(692.5)

Liabilities, minority interests and stockholders’ equity (deficit)	$(624.6)	$445.0	$175.7	$644.8	$554.8	$1,195.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2002
Cash and cash equivalents	$—	$121.5	$—	$60.9	$—	$182.4
Receivables, net	—	38.2	—	83.4	—	121.6
Inventories, net	—	25.4	0.5	147.3	(13.2)	160.0
Other current assets	—	7.4	0.1	35.5	—	43.0

Total current assets	—	192.5	0.6	327.1	(13.2)	507.0
Property, plant and equipment, net	—	104.4	33.5	316.2	—	454.1
Goodwill and other intangibles, net	—	8.1	95.9	—	—	104.0
Investments and other assets	(596.3)	131.3	47.2	1.3	554.5	138.0

Total assets	$(596.3)	$436.3	$177.2	$644.6	$541.3	$1,203.1

Accounts payable	$—	$25.3	$1.7	$50.4	$—	$77.4
Accrued expenses and other current liabilities	—	134.9	1.6	25.4	1.9	163.8
Deferred income on sales to distributors	—	32.3	—	38.5	—	70.8

Total current liabilities	—	192.5	3.3	114.3	1.9	312.0
Long-term debt(1)	551.4	1,372.2	—	21.7	(551.4)	1,393.9
Other long-term liabilities	—	28.3	—	16.8	—	45.1
Intercompany(1)	(595.7)	(558.1)	158.9	401.4	593.5	—

Total liabilities	(44.3)	1,034.9	162.2	554.2	44.0	1,751.0
Minority interests in consolidated subsidiaries	—	—	—	—	4.1	4.1
Redeemable preferred stock	110.1	—	—	—	—	110.1
Stockholders’ equity (deficit)	(662.1)	(598.6)	15.0	90.4	493.2	(662.1)

Liabilities, minority interests and stockholders’ equity (deficit)	$(596.3)	$436.3	$177.2	$644.6	$541.3	$1,203.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 4, 2003
Revenues	$—	$136.5	$15.5	$323.8	$(209.3)	$266.5
Cost of sales	—	121.6	11.2	268.9	(205.5)	196.2

Gross profit	—	14.9	4.3	54.9	(3.8)	70.3

Research and development	—	5.6	3.5	8.6	—	17.7
Selling and marketing	—	8.9	0.1	7.1	—	16.1
General and administrative	—	13.5	—	8.6	—	22.1
Amortization of goodwill and other intangibles	—	—	3.0	—	—	3.0

Total operating expenses	—	28.0	6.6	24.3	—	58.9

Operating income (loss)	—	(13.1)	(2.3)	30.6	(3.8)	11.4
Interest expense, net	—	(24.8)	(4.9)	(7.9)	—	(37.6)
Loss on debt prepayment	—	(3.5)	—	—	—	(3.5)
Equity earnings	(30.6)	9.8	1.9	—	20.3	1.4

Income (loss) before income taxes and minority interests	(30.6)	(31.6)	(5.3)	22.7	16.5	(28.3)
Income tax provision	—	(0.9)	—	(1.1)	—	(2.0)
Minority interests	—	—	—	—	(0.3)	(0.3)

Net income (loss)	$(30.6)	$(32.5)	$(5.3)	$21.6	$16.2	$(30.6)

For the quarter ended March 29, 2002
Revenues	$—	$127.6	$20.7	$306.0	$(185.2)	$269.1
Cost of sales	—	132.8	15.4	251.4	(188.7)	210.9

Gross profit	—	(5.2)	5.3	54.6	3.5	58.2

Research and development	—	10.3	1.2	5.8	—	17.3
Selling and marketing	—	7.4	0.5	6.7	—	14.6
General and administrative	—	16.6	—	12.6	—	29.2
Amortization of goodwill and other intangibles	—	—	3.0	—	—	3.0
Restructuring and other	—	7.1	—	—	—	7.1

Total operating expenses	—	41.4	4.7	25.1	—	71.2

Operating income (loss)	—	(46.6)	0.6	29.5	3.5	(13.0)
Interest expense, net	—	(19.1)	(4.7)	(10.9)	—	(34.7)
Equity earnings	(50.0)	41.5	(0.5)	—	10.2	1.2

Income (loss) before income taxes and minority interests	(50.0)	(24.2)	(4.6)	18.6	13.7	(46.5)
Income tax provision	—	(1.7)	—	(2.0)	—	(3.7)
Minority interests	—	—	—	—	0.2	0.2

Net income (loss)	$(50.0)	$(25.9)	$(4.6)	$16.6	$13.9	$(50.0)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation	SCI LLC
For the quarter ended April 4, 2003
Net cash provided by (used in) operating activities	$—	$(0.8)	$0.9	$11.4	$—	$11.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(0.4)	(0.9)	(4.7)	—	(6.0)

Net cash used in investing activities	—	(0.4)	(0.9)	(4.7)	—	(6.0)

Cash flows from financing activities:
Intercompany loans	—	(83.0)	—	83.0	—	—
Intercompany loan repayments	—	87.2	—	(87.2)	—	—
Proceeds from debt issuance, net of discount	—	190.9	—	—	—	190.9
Payment of debt issuance costs	—	(9.3)	—	—	—	(9.3)
Repayment of long term debt	—	(180.9)	—	—	—	(180.9)
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.2	—	—	—	0.2

Net cash provided by (used in) financing activities	—	5.1	—	(4.2)	—	0.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	—	3.9	—	2.8	—	6.7
Cash and cash equivalents, beginning of period	—	121.5	—	60.9	—	182.4

Cash and cash equivalents, end of period	$—	$125.4	$—	$63.7	$—	$189.1

For the quarter ended March 29, 2002
Net cash provided by (used in) operating activities	$—	$(104.8)	$—	$80.4	$—	$(24.4)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(0.4)	(0.1)	(5.1)	—	(5.6)
Proceeds from sales of property, plant and equipment	—	0.2	—	—	—	0.2

Net cash used in investing activities	—	(0.2)	(0.1)	(5.1)	—	(5.4)

Cash flows from financing activities:
Intercompany loans	—	(72.5)	—	72.5	—	—
Intercompany loan repayments	—	140.4	—	(140.4)	—	—
Payment of capital lease obligation	—	(0.7)	—	—	—	(0.7)
Repayment of long term debt	—	(2.8)	—	—	—	(2.8)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	1.2	—	—	—	1.2

Net cash provided by financing activities	—	65.6	—	(67.9)	—	(2.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	(39.4)	(0.1)	7.3	—	(32.2)
Cash and cash equivalents, beginning of period	—	124.9	0.1	54.8	—	179.8

Cash and cash equivalents, end of period	$—	$85.5	$—	$62.1	$—	$147.6

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes, and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to SCI LLC only.
(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7:  Commitments and Contingencies

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

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require the Company to indemnify the other party against losses due to intellectual property infringement, property damage including environmental contamination, personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

The Company is a party to various agreements with Motorola, a former affiliate, which were entered into in connection with the Company’s separation from Motorola. Pursuant to these agreements, the Company has agreed to indemnify Motorola for losses due to, for example, breach of representations and warranties and covenants, damages arising from assumed liabilities or relating to allocated assets, and for specified environmental matters. The Company’s obligations under these agreements may be limited in terms of time and/or amount and payment by the Company is conditioned on Motorola making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge Motorola’s claims.

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance, which should enable it to recover a portion of any future amounts paid.

In addition to the above, from time to time the Company provides standard representations and warranties to counterparties in contracts in connection with sales of our securities and the engagement of financial advisors and also provides indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by the Company.

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under any of these indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, results of operations or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Legal Matters

The Company is involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8:  Related Party Transactions

Related party activities between the Company and Motorola, excluding those separately disclosed in the accompanying financial statements are as follows (in millions):

	Quarter Ended
	April 4, 2003	March 29, 2002
Cash paid for:
Purchases of manufacturing services from Motorola	$1.9	$3.2

Cost of other services, rent and equipment purchased from Motorola	$0.4	$0.5

Cash received for:
Freight sharing agreement with Motorola	$—	$5.7

Rental of property and equipment to Motorola	$2.2	$2.5

Product sales to Motorola	$15.4	$24.1

Note 9:  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying value and depreciated over the assets’ remaining useful life. The Company adopted SFAS No. 143 effective January 1, 2003. The implementation of SFAS No. 143 did not have a material effect on the Company’s results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 will require the reclassification within the Company’s statement of operations of losses on debt prepayment previously classified as extraordinary items.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FAS 123.” SFAS No. 148 provides alternative methods of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003 and are provided in Note 5 to the Company’s unaudited consolidated financial statements. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 3 “Balance Sheet Information.” The Company does not expect the adoption of FIN No. 45 to have a material effect on its financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. Additionally, certain transitional disclosures are required immediately if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective. The Company does not expect the implementation will have a material impact on its results of operations and financial condition. The Company is currently evaluating the effect that the adoption of FIN No. 46 will have on the investment in Leshan-Phoenix Semiconductor Ltd. (“Leshan”). The Company owns a majority of the outstanding equity interests of Leshan, which operates a back-end manufacturing facility in Leshan, China. Due to certain rights held by the minority shareholder, the Company does not exercise control over Leshan normally commensurate with majority ownership and therefore, accounts for its investment using the equity method. At December 31, 2002 and April 4, 2003, the Company’s exposure to losses related to Leshan include $35.7 million and $37.2 million in equity investments, respectively, and an additional $63.3 million related to an outstanding loan to Leshan.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The Company is currently evaluating the impact that this pronouncement will have on its financial condition and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2003. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this Form 10-Q.

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

The following table of contents sets forth the components of management’s discussion and analysis contained herein:

Summary of Recent Developments

ON Financial Performance

Revenues

The following table sets forth our total revenues for the last five quarters:

Quarter Ended(1)	Total Revenues	% Change
	(in millions)
March 29, 2002	$269.1
June 28, 2002	$277.7	3.2%
September 27, 2002	$272.0	(2.1%)
December 31, 2002	$265.7	(2.3%)
April 4, 2003	$266.5	0.3%

(1)	Because our fiscal quarters are determined based on 13 calendar weeks ending on a Friday, except for the fourth quarter which ends on December 31, certain quarters may have more or fewer days than other quarters which may have a slight impact on the comparability of results.

Our total revenues have been relatively stable over the last five quarters. Total revenues for the first quarter of 2003 improved 0.3% as compared to the fourth quarter of 2002 and declined 1.0% as compared to the first quarter of 2002. While pricing pressures have led to continuing declines in average selling prices during the last five quarters, this has predominately been offset by increases in unit volumes and product mix changes.

Profitability Enhancement Programs

In order to better align our cost structure with our revenues, we initiated profitability enhancement programs in the fourth quarter of 2000 and in the fourth quarter of 2002. The principal elements of these programs are a manufacturing rationalization plan, a reduction of non-manufacturing personnel and other cost controls.

The elements of the 2000 plan that we commenced in June 2001 were completed in the fourth quarter of 2002 and resulted in $365 million of annualized cost savings, based on a comparison of our cost structure during the first quarter of 2001 to our cost structure during the third quarter of 2002. We expect the 2002 plan to be completed by the end of 2003 and to result in an estimated $80 million of cost savings in 2003 and an estimated $125 million of annual cost savings thereafter, in both cases as compared to our cost structure during the third quarter of 2002. Savings from these plans include reduced employee costs resulting from staff reductions, reduced depreciation expense resulting from asset impairments and other cost savings resulting from the transfer of certain manufacturing and administrative functions to lower cost regions, renegotiation of service and supply contracts, and other actions taken to improve our manufacturing efficiency. As of April 4, 2003, actual savings for the 2002 plan were approximately $14 million and we are on track to achieve our targeted savings of $80 million by the fourth quarter of 2003.

The following table summarizes the estimated annual cost savings from the 2002 plan that we expect following 2003 by type of cost and by the applicable caption contained in our consolidated statement of operations (in millions):

	Reduced Employee Costs	Other Cost Savings	Total
Cost of sales	$19	$93	$112
Sales and marketing	4	—	4
General and administrative	7	2	9

	$30	$95	$125

Outlook

Regarding our second quarter outlook, we anticipate that total revenues will be in line with the first quarter of 2003 as our beginning backlog levels were similar to the beginning first quarter levels and we expect consistent turns business in the second quarter of 2003 as compared to first quarter of 2003. We expect that our gross margins, operating margins and EBITDA will increase slightly in the second quarter of 2003 as a result of our cost reduction measures. We also expect a slight reduction in our cash balance during the second quarter of 2003 due to modest changes in working capital and increases in capital expenditures. Capital expenditures are projected to increase in the remainder of 2003 as compared to the first quarter of 2003, with annual capital expenditures targeted at between $50 and $60 million for 2003.

Liquidity and Capital Structure

Cash Position and Capital Expenditures

Cash flows have not changed significantly in the first quarter of 2003 as compared to the fourth quarter of 2002. Our cash balance at April 4, 2003 increased by $6.7 million as compared to December 31, 2002. Cash flows provided by operating activities were $11.5 million in the first quarter of 2003, a $4.2 million improvement from the net cash provided of $7.3 million in the fourth quarter of 2002. The increase in cash flows from operations is, in part, attributable to an increase in accounts payable of $39.4 million in the first quarter of 2003, offset by $26.9 million in payments of supplemental interest payments and other working capital changes in the first quarter of 2003.

Our manufacturing rationalization plans have included efforts to efficiently utilize our existing manufacturing assets and supply arrangements. Accordingly, we have reduced our capital expenditures during 2002 and 2003. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures are expected to be between $50 and $60 million in 2003. In the first quarter of 2003, our capital expenditures were $6.0 million.

Debt Refinancing

During 2002 and the first quarter of 2003, we refinanced a portion of our senior bank facilities through the issuance of $300.0 million principal amount of our second lien senior secured notes due 2008 and $200.0 million principal amount of our first lien senior secured notes due 2010. The net proceeds from these two transactions were used to prepay a portion of our senior bank facilities. In connection with the issuance of the first lien senior secured notes, we amended our senior bank facilities to provide us additional financial flexibility by removing the requirement that we maintain certain minimum interest expense coverage ratios and that we do not exceed certain maximum leverage ratios, and by reducing to $140.0 million our minimum EBITDA requirement for any four consecutive fiscal quarters. While we also reduced our permitted capital expenditures to $100.0 million per year (subject to certain increases for improved financial performance and carryovers from prior periods), we do not expect this reduction to have a significant impact on our operating plans or financial performance. These refinancings have extended our debt maturities as reflected in the following table (in millions):

	Actual Maturities as of December 31, 2001	2002 Activity			Actual Maturities as of December 31, 2002	2003 Activity		Actual Maturities as of April 4, 2003
		Additions	Repayments	2002* Refinancing		Additions	2003** Refinancing
2002	$12.4	$—	$(9.6)	$(2.8)	$—	$—	$—	$—
2003	13.8	—	—	(4.5)	9.3	—	(7.5)	1.8
2004	18.3	—	—	(6.5)	11.8	—	(5.8)	6.0
2005	290.1	—	—	(53.2)	236.9	—	(81.1)	155.8
2006	412.3	—	—	(131.4)	280.9	—	(86.4)	194.5
2007	258.8	—	—	(82.0)	176.8	—	—	176.8
Thereafter	381.2	13.1	—	293.2	687.5	4.2	190.8	882.5

	$1,386.9	$13.1	$(9.6)	$12.8	$1,403.2	$4.2	$10.0	$1,417.4

*	Relates to impact on debt maturities resulting from the May 2002 issuance of the second lien senior secured notes due 2008 and prepayment of amounts outstanding under our senior bank facilities.
**	Relates to impact on debt maturities resulting from the March 2003 issuance of the first lien senior secured notes due 2010 and prepayment of amounts outstanding under our senior bank facilities.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

Revenue.    We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers, and distributors. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances. For distributor sales, the related revenues are deferred until the distributor resells the product to the end user. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days. Our revenue recognition method for distributor sales aligns our reported results with, focuses us on, and enables investors to better understand, end user demand for the products we sell through distribution as our revenue is not influenced by our distributors’ stocking decisions.

Inventories.    We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior twelve months. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins on a comparative basis has not been material.

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, we established a valuation allowance for the majority of our deferred tax assets and, to date, we have not recognized any incremental domestic deferred tax benefits. We monitor our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance on an ongoing basis.

Impairment of Long-Lived Assets.    We periodically evaluate the recoverability of the carrying amount of our property, plant and equipment, intangible asset and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests.

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

Defined Benefit Plans.    We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgement, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and cash funding requirements of our pension plans.

Results of Operations

Quarter Ended April 4, 2003 Compared to Quarter Ended March 29, 2002

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements. The dollar amounts in the following table are in millions.

	Quarter Ended
	April 4, 2003	% of Revenues(1)	March 29, 2002	% of Revenues(1)	Dollar Change	Percent Change
Total revenues	$266.5	100.0%	$269.1	100.0%	$(2.6)	(1.0)%
Cost of sales	196.2	73.6	210.9	78.4	(14.7)	(7.0)

Gross profit	70.3	26.4	58.2	21.6	12.1	20.8

Operating expenses:
Research and development	17.7	6.6	17.3	6.4	0.4	2.3
Selling and marketing	16.1	6.0	14.6	5.4	1.5	10.3
General and administrative	22.1	8.3	29.2	10.9	(7.1)	(24.3)
Amortization of intangibles	3.0	1.1	3.0	1.1	—	—
Restructuring and other	—	—	7.1	2.6	(7.1)	(100.0)

Total operating expenses	58.9	22.1	71.2	26.5	(12.3)	(17.3)

Operating income (loss)	11.4	4.3	(13.0)	(4.8)	24.4	187.7

Other income (expenses), net:
Interest expense	(37.6)	(14.1)	(34.7)	(12.9)	(2.9)	(8.4)
Equity in earnings of joint ventures	1.4	0.5	1.2	0.4	0.2	16.7
Loss on debt prepayment	(3.5)	(1.3)	—	—	(3.5)	—

Other income (expenses), net	(39.7)	(14.9)	(33.5)	(12.4)	(6.2)	(18.5)

Loss before income taxes and minority interests	(28.3)	(10.6)	(46.5)	(17.3)	18.2	39.1
Income tax provision	(2.0)	(0.8)	(3.7)	(1.4)	1.7	45.9
Minority interests	(0.3)	(0.1)	0.2	0.1	(0.5)	(250.0)

Net loss	$(30.6)	(11.5)%	$(50.0)	(18.6)%	$19.4	38.8%

(1)	Certain amounts may not total due to rounding of individual components.

Total Revenues.    Total revenues decreased $2.6 million, or 1.0%, to $266.5 million in the first quarter of 2003 from $269.1 million in the first quarter of 2002 due to declines in average selling prices of approximately 7% offset by volume and mix changes. Revenues in the first quarter of 2003 were aided by the fiscal calendar as our first quarter contained 94 days in 2003 as compared to 88 days in 2002. The percentage of billings related to new products (defined as products introduced within the prior 36 months) increased slightly in the first quarter of 2003 as compared to the first quarter of 2002. The revenues by product line for the quarters ended April 4, 2003 and March 29, 2002 are as follows (dollars in millions):

	Quarter Ended April 4, 2003	As a % Revenue	Quarter Ended March 29, 2002	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$83.6	31.4%	$87.6	32.6%	$(4.0)	(4.6%)
MOS Power Devices	35.7	13.4%	34.4	12.8%	1.3	3.8%
High Frequency Clock and Data Management	19.3	7.2%	21.6	8.0%	(2.3)	(10.6%)
Standard Components	127.9	48.0%	125.5	46.6%	2.4	1.9%

Total Revenues	$266.5		$269.1		$(2.6)

Average selling prices have declined across all of our product lines. However, in some product lines, volume increases and mix changes have offset these pricing declines, causing overall revenue growth for these product lines in the first quarter of 2003 as compared to the first quarter of 2002.

Approximately 35%, 47% and 18% of our revenues during the first quarter of 2003 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 38%, 42% and 20%, respectively, during the first quarter of 2002. Strength in the Asia Pacific market was fueled by increased sales to China as a result of our continued focus on this fast growth market. Although we cannot predict the impact that the SARS illness will have in the future, currently there has not been a significant impact on our financial condition or results of operations as a result of the SARS epidemic that has affected many parts of the Asia Pacific region.

Cost of Sales.    Cost of sales for the first quarter of 2003 decreased $14.7 million, or 7.0%, to $196.2 million from $210.9 million in the first quarter of 2002. This decrease is attributable to $21.5 million of cost reduction activities and $6.7 million of lower provisions for excess inventories taken during the first quarter of 2003 as compared to the first quarter of 2002. The cost savings and lower inventory provisions were partially offset by an increase in unit volumes, an increase in freight expense of $5.7 million in the first quarter of 2003 as compared to the first quarter of 2002 due to the expiration of the freight sharing agreement with Motorola during 2002 and an increase in days in the fiscal calendar as the first quarter contained 94 days in 2003 as compared to 88 days in 2002.

Gross Profit.    Gross profit for the first quarter of 2003 increased $12.1 million, or 20.8%, to $70.3 million from $58.2 million in the first quarter of 2002. As a percentage of total revenues, gross margin increased to 26.4% during the first quarter of 2003 from 21.6% in the first quarter of 2002. To summarize the fluctuations described above, the increase in gross margin was attributable to cost improvements from restructuring efforts and lower provisions for excess inventories, offset by decreases in average selling prices and an increase in freight expense with the expiration of the freight sharing agreement with Motorola.

Operating expenses

Research and Development.    Research and development costs increased $0.4 million, or 2.3%, to $17.7 million in the first quarter of 2003 compared with $17.3 million in the first quarter of 2002, due primarily to an increase in days in the fiscal calendar as the first quarter contained 94 days in 2003 as compared to 88 days in 2002 as we continue to focus on new product development. As a percentage of revenues, research and development costs remained fairly consistent at 6.6% in the first quarter of 2003 as compared to 6.4% in 2002 as we continue to focus on new product development. The primary emphasis of our new product development efforts is in the expected high growth market applications of high frequency clock and data management and power management and standard analog solutions, with approximately 80% of our overall research and development investments focused in these areas.

Selling and Marketing.    Selling and marketing expenses in the first quarter of 2003 increased by $1.5 million, or 10.3%, to $16.1 million compared with $14.6 million in the first quarter of 2002. The increase is attributable to a change in the commission structure for external sales representatives to reflect current market rates, increased hiring of field application engineers and executive hiring costs and an increase in days in the fiscal calendar as the first quarter contained 94 days in 2003 as compared to 88 days in 2002. As a percentage of revenues, selling and marketing expenses for the first quarter of 2003 were 6.0% compared with 5.4% in the first quarter of 2002.

General and Administrative.    General and administrative expenses decreased by $7.1 million, or 24.3%, to $22.1 million from $29.2 million in the first quarter of 2002, as a result of personnel reductions and the relocation of certain functions to lower cost regions, offset by an increase in days in the fiscal calendar as the first quarter contained 94 days in 2003 as compared to 88 days in 2002. As a percentage of revenues, these costs decreased to 8.3% in the first quarter of 2003 from 10.9% in the first quarter of 2002.

Amortization of Intangible.    Amortization of intangible remained constant at $3.0 million in the first quarter of 2003 and the first quarter of 2002, reflecting straight-line amortization of developed technology obtained in the acquisition of Cherry Semiconductor in April 2000.

Restructuring and Other.    Restructuring and other activity decreased $7.1 million as no restructuring activities were initiated in the first quarter of 2003. We have $12.5 million accrued in relation to the 2001 and 2002 programs and expect this amount to be paid over the next year. We expect that the savings from these programs will more than offset the expected payments in 2003.

During the first quarter of 2002, we recorded charges of $7.1 million (net of a $0.1 million recovery) to cover costs associated with our worldwide profitability enhancement programs. The charges primarily relate to the consolidation of manufacturing, selling and administrative functions in the U.S. and Europe. The charges included $7.2 million to cover employee separation costs associated with the termination of approximately 72 employees. Employee separation costs included $0.2 million of non-cash charges associated primarily with the acceleration of vesting of stock options for terminated employees. As of April 4, 2003, the remaining liability relating to this restructuring was $2.2 million. As of April 4, 2003, approximately 57 employees have been terminated under this restructuring plan.

Interest Expense.    Interest expense increased $2.9 million, or 8.4%, to $37.6 million for the first quarter of 2003 from $34.7 million in the first quarter of 2002. The higher interest expense was due to an increase in days in the fiscal calendar as the first quarter contained 94 days in 2003 as compared to 88 days in 2002 and an increase in our weighted-average interest rate on long-term debt (including current maturities) to 10.7% per annum for the first quarter of 2003 compared to 10.0% per annum for the first quarter of 2002, computed by dividing total interest expense by our average month-end debt balances. This increase in our weighted-average interest rate is attributable to the net effect of the debt refinancings that occurred in 2002 and 2003. The increase was offset by a decrease in supplemental interest charges of $5.7 million in the first quarter of 2003 as compared to the first quarter of 2002 resulting from the August 2001 amendments to our senior bank facilities.

Equity in Earnings of Joint Ventures.    Equity in earnings from our joint ventures remained relatively consistent, increasing $0.2 million to $1.4 million in the first quarter of 2003 from $1.2 million in the first quarter of 2002 due to expansion of the Leshan joint venture.

Loss on Debt Prepayment.    Loss on debt prepayment of $3.5 million in first quarter of 2003 represents the write-off of debt issuance costs in connection with the debt refinancing that occurred in the first quarter of 2003.

Income Tax Provision.    We recognized an income tax provision of $2.0 million in the first quarter of 2003 compared with $3.7 million in the first quarter of 2002. The provision relates to income and withholding taxes of certain of our foreign operations, offset by tax credits recorded in the first quarter of 2003 relating to certain foreign jurisdictions.

Minority Interests.    Minority interests represent the portion of the net income or loss of our two majority-owned Czech subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements. Income was generated by these subsidiaries in the first quarter of 2003 as compared to a loss during the first quarter of 2002 as a result of improved capacity utilization.

Liquidity and Capital Resources

This section discusses:

1)	Sources and uses of cash, and significant factors that influence both;

2)	Key events affecting our capital structure;

3)	Our analysis of our cash flows for the first quarter of 2003; and

4)	Our commitments and contractual obligations.

All of these factors are important to an understanding of our ability to meet our current obligations, to fund working capital, to finance expansion either by internal means or through the acquisition of other businesses, or to pay down existing debt.

To summarize our current status, our operating activities provided cash of $11.5 million in the first quarter of 2003 and $7.3 million in the fourth quarter of 2002. At April 4, 2003, we had $189.1 million in cash and cash equivalents, net working capital of $208.6 million, term or revolving debt of $1,417.4 million and a stockholders’ deficit of $692.5 million. Our long-term debt includes $520.7 million under our senior bank facilities; $191.0 million (net of discount) of our 12% first lien senior secured notes due 2010; $291.7 million (net of discount) of our 12% second lien senior secured notes due 2008; $260.0 million of our 12% senior subordinated notes due 2009; $130.2 million under a 10% junior subordinated note payable to Motorola due 2011; and $23.8 million under a note payable to a Japanese bank due 2010. We were in compliance with all of the covenants contained in our various debt agreements as of April 4, 2003 and expect to remain in compliance over the next twelve months.

Sources and Uses of Cash

We require cash to fund our operating expenses, including working capital requirements and outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and to pay debt service, including principal and interest and lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and targeted asset sales, including our Guadalajara, Mexico site, which is currently on the market for sale. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for our products resulting from the recent economic slowdown and actions taken by our customers to manage their inventories in line with incoming business, competitive pricing pressures, under-utilization of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring program on our productivity, and our ability to make the research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise including interest rate fluctuations, our ability to maintain compliance with financial covenants under our existing credit facilities, other limitations imposed by our credit facilities or arising from our substantial leverage, and our move to the Nasdaq SmallCap Market on October 25, 2002.

Our ability to service our long-term debt, to remain in compliance with the various covenants and restrictions contained in our credit agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may beyond our control. As of April 4, 2003, $8.6 million of our $62.5 million revolving credit facility was available, reflecting outstanding loans of $37.5 million and outstanding letters of credit of $16.4 million. As of January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at anytime the amount available under our revolving credit facility is less than $2.5 million.

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

See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our use of derivative financial instruments.

Key Events Affecting our Capital Structure

Debt Refinancing in 2003

On March 3, 2003, we issued $200.0 million principal amount of first lien senior secured notes due 2010. The first lien senior secured notes were issued at a price of 95.467% of par value, bear interest at a rate of 12% per annum payable semi-annually in cash, and will mature on March 15, 2010. The obligations under the first lien senior secured notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than Semiconductor Components Industries, LLC, which is a co-issuer). The first lien senior secured notes and the guarantees thereof are secured on a first-priority basis by the assets that secure our senior bank facilities and they rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness and senior to our and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of our subsidiaries that have not guaranteed such notes. In connection with the offering of the first lien senior secured notes, we further amended our senior bank facilities to, among other things:

•	permit the issuance of the first lien senior secured notes;

•	remove the requirement that we maintain certain minimum interest expense coverage ratios and do not exceed certain maximum leverage ratios;

•	reduce to $140.0 million our minimum EBITDA requirement, as defined in the credit agreement, for any four consecutive fiscal quarters;

•	reduce our permitted capital expenditures to $100.0 million per year (subject to certain increases for improved financial performance and carryovers from prior periods);

•	permit the redemption of up to 35% of the senior secured first lien notes out of the net proceeds of equity offerings; and,

•	convert $62.5 million of the outstanding loans under our revolving credit facility into a new tranche of term loans

We used $180.9 million of net cash proceeds from the sale of the notes to prepay a portion of our senior bank facilities, of which $25.0 million was used to repay borrowings under our revolving credit facility and permanently reduce the commitments thereunder by such amount. In connection with this refinancing, we wrote-off $3.5 million of debt issuance costs.

Debt Refinancing in 2002

On May 6, 2002 we issued $300.0 million principal amount of second lien senior secured notes due 2008. The second lien senior secured notes were issued at a price of 96.902% of par and will mature on May 15, 2008. The second lien senior secured notes initially accrued interest at a rate of 12% per annum but commencing February 6, 2003 began accruing interest at a rate of 13% per annum. This increased rate will remain in effect unless on or prior to August 6, 2003 we have issued common stock or certain convertible preferred stock to financial sponsors generating at least $100.0 million in gross cash proceeds to prepay indebtedness under our senior bank facilities or under any other senior credit facility secured by a first-priority lien and have permanently reduced the related loan commitments equal to the amount prepaid. Interest on the second lien senior secured notes is payable semi-annually in cash. The obligations under the second lien senior secured notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than Semiconductor Components Industries, LLC, which is a co-issuer). The second lien senior secured notes and the guarantees thereof are secured on a second-priority basis by the assets that secure our senior bank facilities and they rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness and senior to our and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of our subsidiaries that have not guaranteed such second lien senior secured notes. In connection with the offering of second lien senior secured notes, we amended our senior bank facilities to, among other things, permit the issuance of the second lien senior secured notes, make certain of the financial ratio maintenance requirements thereunder less restrictive and impose minimum EBITDA and cash requirements. (See Note 6 “Long-Term Debt” of the notes to our unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this Form 10-Q.) We used $278.6 million of net cash proceeds from the sale of the second lien senior secured notes to prepay a portion of our senior bank facilities. Because the remaining principal amount of loans outstanding under our senior bank facilities was reduced below $750.0 million as a result of this refinancing, the supplemental interest charges thereon (described in Note 6 “Long-Term Debt” of the notes to our unaudited consolidated financial statements elsewhere in this report) were reduced from 3.0% to 1.0%. In connection with this refinancing, we wrote off $6.5 million of debt issuance costs.

Shelf Registration

On April 24, 2002, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which we amended on March 14, 2003, to register 40,000,000 shares of our common stock. We may sell the registered shares in one or more offerings depending on market and general business conditions.

Analysis of Cash Flows

Cash flow information for the quarters ended April 4, 2003, December 31, 2002 and March 29, 2002 are as follows (in millions):

	Quarter Ended
	April 4, 2003	December 31, 2002	March 29, 2002
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(30.6)	$(39.6)	$(50.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32.0	33.2	34.0
Loss on debt prepayment	3.5	—	—
Amortization of debt issuance costs and debt discount	2.2	2.4	1.6
Provision for excess inventories	4.0	(0.4)	10.7
Non-cash impairment of property, plant and equipment	—	1.0	—
Non-cash interest on junior subordinated note payable to Motorola	3.3	3.1	2.7
Undistributed earnings of joint ventures	(1.4)	(0.5)	(1.2)
Deferred income taxes	(2.5)	2.5	0.7
Stock compensation expense	0.1	3.2	0.3
Other	0.8	(0.1)	(0.3)
Changes in assets and liabilities:
Receivables	(5.4)	20.4	(10.2)
Inventories	(10.7)	0.8	2.9
Other assets	7.8	(1.1)	(1.2)
Accounts payable	39.4	(12.7)	0.6
Accrued expenses	(14.8)	2.5	3.1
Income taxes payable	3.8	(6.3)	1.8
Accrued interest	(20.8)	(2.9)	(0.9)
Deferred income on sales to distributors	(2.6)	(1.8)	(21.3)
Other long-term liabilities	3.4	3.6	2.3

Net cash provided by (used in) operating activities	11.5	7.3	(24.4)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6.0)	(2.5)	(5.6)
Proceeds from sales of property, plant and equipment	—	1.2	0.2

Net cash used in investing activities	(6.0)	(1.3)	(5.4)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	190.9	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	0.2	0.6	0.4
Proceeds from stock option exercises	—	0.1	0.8
Payment of capital lease obligation	—	—	(0.7)
Payment of debt issuance costs	(9.3)	(0.5)	—
Repayment of long-term debt	(180.9)	(3.8)	(2.8)

Net cash provided by (used in) financing activities	0.9	(3.6)	(2.3)

Effect of exchange rate changes on cash and cash equivalents	0.3	0.2	(0.1)

Net increase (decrease) in cash and cash equivalents	6.7	2.6	(32.2)
Cash and cash equivalents, beginning of period	182.4	179.8	179.8

Cash and cash equivalents, end of period	$189.1	$182.4	$147.6

The accompanying sections present an analysis of the cash flows of the first quarter of 2003 as compared to 1) the cash flows of the previous quarter (i.e. the fourth quarter of 2002), and 2) the cash flows of the comparative period for the previous fiscal year (i.e. the first quarter of 2002).

Quarter Ended April 4, 2003 compared to Quarter Ended December 31, 2002

For the quarters ended April 4, 2003 and December 31, 2002, our cash balance increased by $6.7 million and $2.6 million in cash, respectively. The quarter ended April 4, 2003, as compared to the quarter ended December 31, 2002, shows an improvement in cash flows from operations of $4.2 million, an increase in the net cash used in investing activities of $4.7 million, and an increase of $4.5 million in cash flows from financing activities.

We generated $11.5 million in cash flow from operating activities during the first quarter of 2003 compared with $7.3 million in the fourth quarter of 2002. The increase in cash flows from operating activities is, in part, attributable to an increase in accounts payable of $39.4 million in the first quarter of 2003, offset by $26.9 million in payments of supplemental interest payments and other working capital changes in the first quarter of 2003.

We used $6.0 million in investing activities in the first quarter of 2003 as compared to $1.3 million in the fourth quarter of 2002, primarily driven by an increase in capital expenditures to $6.0 million in the first quarter of 2003 from $2.5 million in the fourth quarter of 2002. Despite this increase, our need for incremental property, plant or equipment has been significantly reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods. Capital expenditures are projected to increase in the remainder of 2003 as compared to the first quarter of 2003, with annual capital expenditures targeted at between $50 and $60 million for 2003.

Financing activities during the first quarter of 2003 have resulted in net cash provided of $0.9 million compared to cash used of $3.6 million in the fourth quarter of 2002. During the first quarter of 2003, we refinanced a portion of our long term debt by issuing $200.0 million of senior secured notes and using the net cash proceeds of $180.9 million (net of discount and issuance costs) to prepay a portion of our senior bank facilities, including $25.0 million of the proceeds which were used to repay borrowings under our revolving credit facility and permanently reduce the commitments thereunder by such amount.

Quarter Ended April 4, 2003 compared to Quarter Ended March 29, 2002

For the quarters ended April 4, 2003 and March 29, 2002, we provided $6.7 million and utilized $32.2 million in cash, respectively. The quarter ended April 4, 2003, as compared to the quarter ended March 29, 2002, shows an improvement in cash flows from operations of $35.9 million, an increase in the net cash used in investing activities of $0.6 million, and an increase of $3.2 million in cash flows from financing activities.

We generated $11.5 million in cash flow from operations during the first quarter of 2003 compared to cash used in operations of $24.4 million in the first quarter of 2002. This $35.9 million improvement is the result of reduced costs resulting from our restructuring program and working capital improvements, offset by the payment of supplemental interest charges in the first quarter of 2003.

We used $6.0 million in net cash from investing activities in the first quarter of 2002 as compared to $5.4 million in the first quarter of 2002, both of which were due to capital expenditures. Our need for incremental property, plant or equipment has been significantly reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods. As a result, we have been selective in purchasing new equipment.

Financing activities during the first quarter of 2003 have resulted in net cash provided of $0.9 million compared to cash used of $2.3 million in the first quarter of 2002. During first quarter of 2003, we refinanced a portion of our long term debt by issuing $200.0 million of senior secured notes and using the net cash proceeds of $180.9 million (net of discount and issuance costs) and additional funds to prepay a portion of our senior bank facilities, including $25.0 million to repay borrowings under our revolving credit facility and permanently reduce the commitments thereunder by such amount.

EBITDA

While earnings before interest, taxes, depreciation and amortization (“EBITDA”) is not intended to represent cash flow from operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. The following table sets forth our EBITDA for the quarters ended April 4, 2003, December 31, 2002 and March 29, 2002, with a reconciliation to cash flows provided by (used in) operating activities, the most directly comparable financial measure under generally accepted accounting principles:

	Quarter Ended
	April 4, 2003	December 31, 2002	March 29, 2002
Net loss	$(30.6)	$(39.6)	$(50.0)
Plus:
Depreciation and amortization	32.0	33.2	34.0
Interest expense, net	37.6	37.5	34.7
Income tax provision (benefit)	2.0	(1.2)	3.7

EBITDA	41.0	29.9	22.4
Increase (decrease):
Interest expense, net of interest income	(37.6)	(37.5)	(34.7)
Income tax (provision) benefit	(2.0)	1.2	(3.7)
Loss on debt prepayment	3.5	—	—
Amortization of debt issuance costs and debt discount	2.2	2.4	1.6
Provision for excess inventories	4.0	(0.4)	10.7
Non-cash impairment of property, plant and equipment	—	1.0	—
Non-cash interest on junior subordinated note payable to Motorola	3.3	3.1	2.7
Undistributed earnings of joint ventures	(1.4)	(0.5)	(1.2)
Deferred income taxes	(2.5)	2.5	0.7
Stock compensation expense	0.1	3.2	0.3
Other	0.8	(0.1)	(0.3)
Changes in operating assets and liabilities	0.1	2.5	(22.9)

Net cash provided by (used in) operating activities	$11.5	$7.3	$(24.4)

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

Commercial Commitments and Contractual Obligations

Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, pension obligations and our redeemable preferred stock. The following table summarizes our contractual obligations at April 4, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Amount of Commitment by Expiration Period

Commercial commitments	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Standby letter of credit	$18.4	$15.8	$2.0	$—	$0.6	—	$—

Total commercial commitments	$18.4	$15.8	$2.0	$—	$0.6	$—	$—

Payments Due by Period

Contractual obligations	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Long-term debt	$1,417.4	$1.8	$6.0	$155.8	$194.5	$176.8	$882.5
Operating leases	21.1	7.6	6.4	4.5	2.3	0.3	—
Purchase obligations	98.9	66.4	17.5	12.1	2.8	0.1	—
Other long-term obligations—pension plan	40.4	7.9	11.8	20.7	—	—	—
Redeemable preferred stock (including future dividends)	188.5	—	—	—	—	—	188.5

Total contractual cash obligations	$1,766.3	$83.7	$41.7	$193.1	$199.6	$177.2	$1,071.0

Our long-term debt includes $520.7 million under senior bank facilities, $191.0 million of senior secured notes (net of unamortized discount) due 2010, $291.7 million of senior secured notes (net of unamortized discount) due 2008, $260.0 million of senior subordinated notes due 2009, $130.2 million under the junior subordinated note payable to Motorola, and $23.8 million under a note payable to a Japanese bank.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In addition, we have the following purchase obligations at April 4, 2003:

	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Capital purchase obligations	$5.1	$5.1	$—	$—	$—	$—	$—
Foundry and inventory purchase obligations	39.2	36.2	3.0	—	—	—	—
Mainframe support	33.2	12.1	10.1	9.0	1.9	0.1	—
Various information technology and communication services	19.0	11.5	3.6	3.0	0.9	—	—
Other	2.4	1.5	0.8	0.1	—	—	—

	$98.9	$66.4	$17.5	$12.1	$2.8	$0.1	$—

Finally, our other long-term commitments consist of the minimum funding requirements relating to our U.S. and foreign pension plans. (See Note 14 “Employee Benefit Plans” of the notes to our 10-K filed with the SEC on March 25, 2003.) In regards to the U.S. pension plan, we reevaluated our current actuarial assumptions in light of the actual returns experienced, current annuity rates and the expected termination of the U.S. pension plan as of December 31, 2004 with the subsequent payment of benefits in 2005. We expect pension expense to be approximately $27 million over the remaining life of the plan with a related cash funding requirement of $36 million. Upon the termination of the U.S. pension plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits.

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

Off-Balance Sheet Arrangements

The purchase obligations table above does not include any obligations we may have in the future to purchase products from our joint venture in Leshan-Phoenix Semiconductor Ltd. (“Leshan”). We were obligated to purchase 85%, 81% and 86% of Leshan’s production capacity in 2002, 2001 and 2000, respectively, which resulted in product purchases (including underutilization charges) from Leshan of $88.2 million, $52.0 million and $62.0 million, during such periods, respectively. For 2003, we are obligated to purchase 82% of the expected production capacity at Leshan during the year. In the first quarter of 2003, we purchased $24.4 million from Leshan (including underutilization charges).

In November 2000, Leshan entered into a $20.0 million loan agreement with a Chinese bank. The loan has a variable interest rate, requires quarterly interest payments and principal payments on the third anniversary of the loan draw, and is secured with certain assets of Leshan.

In June 2002, we obtained approval from the Chinese government for Leshan to invest up to $231 million for semiconductor operations, which is in addition to the $278 million originally approved. At April 4, 2003 our total investment in and advances to the joint venture was $100.7 million, including loans of $63.3 million. In August 2002, Leshan began construction on a 6-inch wafer fabrication facility. During 2003, Leshan plans to spend approximately $5 million on construction of the fabrication building, and will determine the timing for additional capital expenditures based on end-market demand and our overall capacity utilization.

For additional information on our Leshan joint venture, see Note 8 “Investments in Joint Ventures” of the notes to our audited consolidated financial statements and Part I, Item 1 “Business — Manufacturing Operations” in each case included in our 10-K filed with the SEC on March 25, 2003.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets’ carrying value and depreciated over the assets’ remaining useful life. We adopted SFAS No. 143 effective January 1, 2003. The implementation of SFAS No. 143 did not have a material effect on our results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” SFAS No. 145

rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 will require the reclassification within our statement of operations of losses on debt prepayment previously classified as extraordinary items.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FAS 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003 and are provided in Note 5 to our unaudited consolidated financial statements. We have no plans to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 3 “Balance Sheet Information.” We do not expect the adoption of FIN No. 45 to have a material effect on our financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. Additionally, certain transitional disclosures are required immediately if it is reasonably possible that we will consolidate or disclose information about a variable interest entity when FIN

No. 46 becomes effective. We do not expect the implementation will have a material impact on our results of operations and financial condition. We are currently evaluating the effect that the adoption of FIN No. 46 will have on the investment in Leshan-Phoenix Semiconductor Ltd. (“Leshan”). We own a majority of the outstanding equity interests of Leshan, which operates a back-end manufacturing facility in Leshan, China. Due to certain rights held by the minority shareholder, we do not exercise control over Leshan normally commensurate with majority ownership and therefore, account for our investment using the equity method. At December 31, 2002 and April 4, 2003, our exposure to losses related to Leshan includes $35.7 million and $37.2 million in equity investments, respectively, and an additional $63.3 million related to an outstanding loan to Leshan.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. We are currently evaluating the impact that this pronouncement will have on our financial condition and results of operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to the second quarter 2003 revenues, gross and operating margins, EBITDA, turns, cost reductions, cash, working capital, and 2003 capital expenditures and similar matter for the quarter and the year. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, our transfer to the Nasdaq SmallCap Market (including impairment of the marketability and liquidity of our common stock, the impairment of our ability to raise capital and other risks associated with trading on the Nasdaq SmallCap Market), risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, major health concerns (such as the spread of the SARS illness) adversely affecting our business and customer orders, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2002 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At April 4, 2003, our long-term debt (including current maturities) totaled $1,417.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $896.7 million. We do have interest rate exposure with respect to the $520.7 million outstanding balance on our senior bank facilities due to its variable interest rate pricing; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of April 4, 2003, we had two interest rate swaps covering $155.0 million of our variable interest rate debt. A 50 basis point increase in interest rates would not materially change our expected annual interest expense of $150 million for the next twelve months.

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

Item 4.  Controls and Procedures

(a) Within the 90 days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We currently are involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

Revenues by End Markets

In the second quarter of 2003, we revised our analysis of revenues by end market in order to present a more refined view of revenues by such markets as compared to those previously disclosed. The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturer service providers) of our total revenues generated from each end user market during 2002, sample applications for our products and representative original equipment manufacturer customers and end users.

	Industrial	Computing and Networking	Automotive Electronics	Consumer Electronics	Wireless Communications
Approximate percentage of our 2002 total revenues	16%	27%	27%	18%	12%
Sample applications	• Industrial	• Routers and	• 4 wheel drive	• DVD players	• Cellular
	automation	switches	controllers	Cable decoders,	phones (analog
	and control	• Fiber optic	• Airbags	set-top boxes	and digital)
	systems	networking	• Antilock	and satellite	• Pagers
	• Lamp ballasts	products	braking systems	receivers	• Wireless
	(power systems	• Automatic	• Automatic	• Home security	modems and
	for fluorescent	test equipment	door locks and	systems	wireless
	lights)	• Cellular base	windows	• Photocopiers	local area
	• Large	stations and	• Automatic	• Scanners	networks
	household	infrastructure	transmissions	• Small household
	appliances	• Computer	• Automotive	appliances
	• Electric	monitors	entertainment	• Smartcards
	motor controllers	• Disk drives	systems	• TVs, VCRs and
	• Power	• Ethernet	• Engine	other
	supplies for	cards and other	management and	audio-visual
	manufacturing	network	ignition systems	equipment
	equipment	controllers	• Fuel injection
	• Surge	• High speed	systems
	protectors	modems	• GPS and other
	• Thermostats	(cable, xDSL	navigation
	for industrial	and ISDN)	systems
	and consumer	• PBX telephone
	applications	systems
• PC
Motherboards
• Network
controllers
Representative original equipment manufacturer customers and end users	Astec	ACER	BMW	Agilent	Alcatel
	Delta Electronics	Alcatel	Bosch	Hewlett-Packard	Ericsson
	Eaton	Cisco	DaimlerChrysler	Philips	Motorola
	Emerson Electric	Compaq	Delphi	Sony	NEC
	Honeywell	Ericsson	TRW	Toshiba	Nokia
	HR Electronics	Fujitsu	Valeo	Timex	Philips
	Magnatek	Intel	Visteon		Samsung
	Marconi	Italtel
Lucent
Motorola
NEC
Nortel
Palm
Seagate
Siemens
Tektronix
Teradyne

Pre-Approval of Non-Audit Related Services of PricewaterhouseCoopers LLP

As summarized below, during the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”), pre-approved certain non-audit related services to be provided by our independent accountants, PricewaterhouseCoopers LLP. During a meeting on February 4, 2003, the Committee pre-approved certain non-audit related services, consisting of tax and other services. During a meeting on April 29, 2003, the Committee pre-approved non-audit related services to be performed, consisting of tax services.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits—

Exhibit No.	Description

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO & CFO)

(b)	Reports on Form 8-K—

During the first quarter of 2003 we filed five reports on Form 8-K (1) dated and filed on January 29, 2003, (2) dated February 6, 2003 and filed on February 7, 2003, (3) dated February 14, 2003 and filed on February 18, 2003, (4) dated March 3, 2003 and filed on March 4, 2003, and (5) dated March 17, 2003 and filed on March 18, 2003.

The January 29, 2003 report was filed pursuant to Items 5 and 7, reported the commencement of our offer to exchange $300 million aggregate principal amount of our registered 12% senior secured notes due 2008 for any and all outstanding unregistered 12% senior secured notes due 2008, and included as an exhibit a news release dated January 29, 2003 titled “ON Semiconductor Commences Exchange Offer.”

The February 6, 2003 report was filed pursuant to Items 5 and 7, reported our fourth quarter and year ended December 31, 2002 results and 2003 outlook, and included as an exhibit a news release dated February 6, 2003 titled “ON Semiconductor Reports Fourth Quarter and 2002 Annual Results; 2003 Outlook.”

The February 14, 2003 report was filed pursuant to Items 5 and 7, reported the announcement of our intention to issue approximately $200 million principal amount of senior secured notes due 2010 in a Rule 144A private offering expected to close on or around February 28, 2003, and included as an exhibit a news release dated February 14, 2003 titled “ON Semiconductor Corporation Announces Rule 144A Private Offering of Senior Secured Notes.”

The March 3, 2003 report was filed pursuant to Items 5 and 7, reported the issuance of $200 million principal amount of senior secured notes due 2010 in a Rule 144A private offering, reported an amendment to our senior bank facilities in conjunction with the issuance of $200 million aggregate principal amount of senior secured notes due 2010, and included as exhibits news releases dated March 3, 2003 titled “ON Semiconductor Completes Senior Secured Notes Offering” and “ON Semiconductor Announces Amendment to Senior Bank Facilities that Provides Greater Operational Flexibility.”

The March 17, 2003 report was filed pursuant to Items 5 and 7, reported the election of Donald Colvin as our senior vice president and Chief Financial Officer effective April 2, 2003, and included as an exhibit a news release dated March 17, 2003 titled “ON Semiconductor Board Elects Chief Financial Officer.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2003	ON SEMICONDUCTOR CORPORATION

/s/ DONALD COLVIN
By: Donald Colvin Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003	/s/ KEITH D. JACKSON
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Donald Colvin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ON Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003	/s/ DONALD COLVIN
Chief Financial Officer

EXHIBITS

Exhibit No.	Description
99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (CEO & CFO)