Form 10-Q
period 2003-07-04
ON SEMICONDUCTOR CORP
filed 2003-08-13
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒     No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 1, 2003:

Class	Number of Shares
Common Stock; $.01 par value	177,424,491

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

	July 4, 2003	December 31, 2002(1)
	(unaudited)
Assets
Cash and cash equivalents	$181.2	$190.4
Receivables, net (including $7.3 and $4.7 due from Motorola)	130.1	115.4
Inventories, net	175.6	163.5
Other current assets	32.8	39.4
Deferred income taxes	7.4	6.4

Total current assets	527.1	515.1
Property, plant and equipment, net	532.7	585.3
Goodwill	77.3	77.3
Intangible asset, net	—	26.7
Other assets	40.2	39.0

Total assets	$1,177.3	$1,243.4

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable (including $0.2 and $0.1 payable to Motorola)	$113.0	$74.1
Accrued expenses (including $0 and $0.7 payable to Motorola)	83.7	100.6
Income taxes payable	16.8	11.0
Accrued interest	27.9	43.6
Deferred income on sales to distributors	64.3	70.8
Current portion of long-term debt	24.9	19.8

Total current liabilities	330.6	319.9
Long-term debt (including $133.4 and $126.9 payable to Motorola)	1,416.7	1,403.4
Other long-term liabilities	40.1	42.9
Deferred income taxes	0.7	2.2

Total liabilities	1,788.1	1,768.4

Commitments and contingencies (See Note 8)	—	—

Minority interests in consolidated subsidiaries	25.4	27.0

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; liquidation value—$100.0 plus $15.3 and $10.9 of accrued dividends)	114.5	110.1

Common stock ($0.01 par value, 500,000,000 shares authorized, 177,116,324 and 176,439,900 shares issued and outstanding)	1.8	1.8
Additional paid-in capital	733.8	737.4
Accumulated other comprehensive income (loss)	(11.3)	(34.3)
Accumulated deficit	(1,475.0)	(1,367.0)

Total stockholders’ equity (deficit)	(750.7)	(662.1)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,177.3	$1,243.4

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor described in Note 1.

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in millions, except per share data)

	Quarter Ended		Six Months Ended
	July 4, 2003	June 28, 2002(1)	July 4, 2003	June 28, 2002(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues (including $15.2, $22.4, $36.7 and $40.2 from Motorola)	$256.2	$280.6	$525.7	$551.6
Cost of sales	182.8	198.5	377.9	407.6

Gross profit	73.4	82.1	147.8	144.0

Operating expenses:
Research and development	17.0	16.2	34.7	33.5
Selling and marketing	15.6	15.2	31.7	29.8
General and administrative	21.1	26.7	42.4	55.9
Amortization of intangible asset	2.9	3.0	5.9	6.0
Restructuring, asset impairments and other	34.6	3.1	34.6	10.2

Total operating expenses	91.2	64.2	149.3	135.4

Operating income (loss)	(17.8)	17.9	(1.5)	8.6

Other income (expenses), net:
Interest expense	(38.5)	(37.6)	(76.9)	(73.6)
Loss on debt prepayment	—	(6.5)	(3.5)	(6.5)

Other income (expenses), net	(38.5)	(44.1)	(80.4)	(80.1)

Loss before income taxes, minority interests and cumulative effect of accounting change	(56.3)	(26.2)	(81.9)	(71.5)
Income tax provision	(2.3)	(4.0)	(4.5)	(8.1)
Minority interests	1.1	(1.6)	(0.1)	(2.2)

Net loss before cumulative effect of accounting change	(57.5)	(31.8)	(86.5)	(81.8)
Cumulative effect of accounting change (See Note 3)	—	—	(21.5)	—

Net loss	(57.5)	(31.8)	(108.0)	(81.8)
Less: Redeemable preferred stock dividends	(2.2)	(2.1)	(4.4)	(4.2)

Net loss applicable to common stock	$(59.7)	$(33.9)	$(112.4)	$(86.0)

Comprehensive loss:
Net loss	$(57.5)	$(31.8)	$(108.0)	$(81.8)
Foreign currency translation adjustments	(0.4)	2.5	0.3	1.7
Additional minimum pension liability adjustment	—	—	19.6	—
Effects of cash flows hedges	1.7	(1.2)	3.1	2.0

Comprehensive loss	$(56.2)	$(30.5)	$(85.0)	$(78.1)

Loss per common share:
Basic:
Net loss available for common stock	$(0.34)	$(0.19)	$(0.64)	$(0.49)

Diluted:
Net loss available for common stock	$(0.34)	$(0.19)	$(0.64)	$(0.49)

Weighted average common shares outstanding:
Basic	176.8	175.5	176.6	175.2

Diluted	176.8	175.5	176.6	175.2

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority- owned investment in Leshan-Phoenix Semiconductor described in Note 1.

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended		Six Months Ended
	July 4, 2003	June 28, 2002 (1)	July 4, 2003	June 28, 2002 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(57.5)	$(31.8)	$(108.0)	$(81.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36.6	36.7	72.6	74.1
Loss on debt prepayment	—	6.5	3.5	6.5
Amortization of debt issuance costs and debt discount	2.4	2.0	4.6	3.6
Provision for excess inventories	2.3	4.0	6.3	14.7
Cumulative effect of accounting change	—	—	21.5	—
Non-cash impairment write-down of property, plant and equipment	10.5	8.4	10.5	8.4
Non-cash interest on junior subordinated note payable to Motorola	3.2	2.9	6.5	5.6
Non-cash write down of intangible asset	20.8	—	20.8	—
Deferred income taxes	—	3.9	(2.5)	4.6
Stock compensation expense	—	1.0	0.1	1.3
Other	1.3	2.4	3.2	3.0
Changes in assets and liabilities:
Receivables	(0.7)	5.8	(12.7)	(2.3)
Inventories	(7.4)	5.1	(18.4)	7.2
Other assets	(3.5)	1.1	4.1	—
Accounts payable	5.3	(15.0)	38.9	(15.4)
Accrued expenses	(0.7)	(13.7)	(16.0)	(10.9)
Income taxes payable	2.0	(4.5)	5.8	(2.7)
Accrued interest	5.1	17.4	(15.7)	16.5
Deferred income on sales to distributors	(3.9)	(2.8)	(6.5)	(24.1)
Other long-term liabilities	(3.7)	1.9	(1.9)	4.2

Net cash provided by operating activities	12.1	31.3	16.7	12.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(18.4)	(15.0)	(24.6)	(27.8)
Acquisition of minority interests in consolidated subsidiaries	(1.8)	—	(1.8)	—
Proceeds from sales of property, plant and equipment	—	2.3	—	2.5

Net cash used in investing activities	(20.2)	(12.7)	(26.4)	(25.3)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	—	290.7	190.9	290.7
Proceeds from issuance of common stock under the employee stock purchase plan	0.2	0.4	0.4	1.2
Proceeds from stock option exercises	0.3	0.3	0.3	0.7
Payment of capital lease obligation	—	(0.4)	—	(1.1)
Payment of debt issuance costs	(1.3)	(11.4)	(10.6)	(11.4)
Repayment of long-term debt	—	(280.5)	(180.9)	(283.3)

Net cash provided by (used in) financing activities	(0.8)	(0.9)	0.1	(3.2)

Effect of exchange rate changes on cash and cash equivalents	0.1	1.0	0.4	0.9

Net increase (decrease) in cash and cash equivalents	(8.8)	18.7	(9.2)	(15.1)
Cash and cash equivalents, beginning of period	190.0	152.2	190.4	186.0

Cash and cash equivalents, end of period	$181.2	$170.9	$181.2	$170.9

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority- owned investment in Leshan-Phoenix Semiconductor described in Note 1.

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:  Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of ON Semiconductor Corporation and its wholly-owned and majority-owned subsidiaries, (collectively, the “Company”). Investments in companies that represent less than 20% of the related voting stock and over which the Company does not exert significant influence are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

In the second quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (FIN No. 46). FIN No. 46 requires that certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The Company determined that its investment in Leshan-Phoenix Semiconductor (“Leshan”) meets the definition of a VIE as its economic interest in Leshan is proportionately greater than its ownership interest and, therefore, the investment in Leshan should be consolidated under FIN No. 46. The Company had previously accounted for its investment in Leshan using the equity method as it does not have effective control over Leshan. While consolidation of the Company’s investment in Leshan did not impact the Company’s previously reported net income (loss) or stockholders’ equity (deficit), financial information of prior periods has been revised for comparative purposes as allowed by FIN No. 46.

The accompanying unaudited financial statements as of July 4, 2003 and for the three months and six months ended July 4, 2003 and June 28, 2002, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2002 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation. These changes had no impact on previously reported net loss or stockholders’ equity (deficit).

Note 2:  Liquidity

During the quarter and six months ended July 4, 2003, the Company incurred a net loss of $57.5 million and $108.0 million, respectively, compared to a net loss of $31.8 million and $81.8 million, respectively, for the quarter and six months ended June 28, 2002. The Company’s net loss included restructuring, asset impairments and other charges of $34.6 million for the quarter and six months ended July 4, 2003 as compared to $3.1 million and $10.2 million for the quarter and six months ended June 28, 2002, respectively. The Company’s net loss for the first six months of 2003 also included a charge of $21.5 million relating to a change in accounting principle described in Note 3. Net cash provided by operating activities was $12.1 million and $16.7 million in the quarter

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

and six months ended July 4, 2003, respectively as compared to net cash provided by operating activities of $31.3 million and $12.5 million for the quarter and six months ended June 28, 2002, respectively.

At July 4, 2003, the Company had $181.2 million in cash and cash equivalents, net working capital of $196.5 million, term or revolving debt of $1,441.6 million and a stockholders’ deficit of $750.7 million. The Company’s long-term debt includes $520.7 million under its senior bank facilities; $292.0 million (net of discount) of its 13% second lien senior secured notes due 2008; $191.2 million (net of discount) of its 12% first lien senior secured notes due 2010; $260.0 million of its 12% senior subordinated notes due 2009; $133.4 million under a 10% junior subordinated note payable to Motorola due 2011; $23.4 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank and $0.9 million under a capital lease obligation. The Company was in compliance with all of the covenants contained in its various debt agreements as of July 4, 2003 and expects to remain in compliance over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Although there can be no assurance, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as to enable it to maintain compliance with its various debt agreements through July 3, 2004. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

Note 3:  Accounting Change

During the second quarter of 2003, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations. Historically, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, the Company will no longer defer actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 is a charge of $21.5 million or $0.12 per share, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations and comprehensive loss for the six months ended July 4, 2003. The effect of the change on the quarter ended July 4, 2003 was to decrease the Company’s net loss by $1.6 million or $0.01 per share, both before and after income taxes. The effect of the change on the six months ended July 4, 2003 was to decrease the loss before cumulative effect of accounting change by $3.2 million or $0.02 per share, both before and after income taxes, and to increase the net loss by $18.3 million or $0.10 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The effect of the accounting change on the quarter ended April 4, 2003 and the second quarter and six months ended June 28, 2002 is as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	April 4, 2003	June 28, 2002(1)	June 28, 2002
	(Restated)	(Pro forma)	(Pro forma)
Reported loss before cumulative effect of accounting change	$(30.6)	$(31.8)	$(81.8)
Add back: Amortization of actuarial losses	1.6	1.2	2.5

Loss before cumulative effect of accounting change	(29.0)	(30.6)	(79.3)
Cumulative effect of accounting change	(21.5)	—	—

Net loss	$(50.5)	$(30.6)	$(79.3)

Loss per share:
Basic
Reported loss before cumulative effect of accounting change	$(0.19)	$(0.19)	$(0.49)
Add back: Amortization of actuarial losses	0.01	0.01	0.01

Loss before cumulative effect of accounting change	(0.18)	(0.19)	(0.48)
Cumulative effect of accounting change	(0.12)	—	—

Net loss per share	$(0.30)	$(0.19)	$(0.48)

Diluted
Reported loss before cumulative effect of accounting change	$(0.19)	$(0.19)	$(0.49)
Add back: Amortization of actuarial losses	0.01	0.01	0.01

Loss before cumulative effect of accounting change	(0.18)	(0.19)	(0.48)
Cumulative effect of accounting change	(0.12)	—	—

Net loss per share	$(0.30)	$(0.19)	$(0.48)

(1)	Certain amounts may not total due to rounding of individual components

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4:  Balance Sheet Information

Balance sheet information is as follows (in millions):

	July 4, 2003	December 31, 2002(1)
Receivables, net:
Accounts receivable	$132.4	$117.3
Less: Allowance for doubtful accounts	(2.3)	(1.9)

	$130.1	$115.4

Inventories, net:
Raw materials	$18.7	$15.5
Work in process	116.0	109.8
Finished goods	82.1	81.9

Total inventory	216.8	207.2
Less: Inventory reserves	(41.2)	(43.7)

	$175.6	$163.5

Property, plant and equipment, net:
Land	$15.2	$15.0
Buildings	368.2	357.4
Machinery and equipment	1,022.8	1,055.0

Total property, plant and equipment	1,406.2	1,427.4
Less: Accumulated depreciation	(873.5)	(842.1)

	$532.7	$585.3

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Intangible asset, net: (See Note 5)
Developed technology	$38.5	$59.3
Less: Accumulated amortization	(38.5)	(32.6)

	$—	$26.7

Other assets:
Debt issuance costs	$37.1	$33.7
Other	3.1	5.3

	$40.2	$39.0

Accrued expenses:
Accrued payroll	$31.7	$27.9
Sales related reserves	10.5	14.2
Restructuring reserves	11.1	19.5
Other	30.4	39.0

	$83.7	$100.6

Other long-term liabilities:
Accrued retirement benefits	$31.8	$33.7
Cash flow hedge liability	7.0	8.2
Other	1.3	1.0

	$40.1	$42.9

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$(1.7)	$(2.0)
Minimum pension liability	—	(19.6)
Net unrealized losses and adjustments related to cash flow hedges	(9.0)	(12.1)
Unrealized losses on deferred compensation plan investments	(0.6)	(0.6)

	$(11.3)	$(34.3)

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor described in Note 1.

The activity related to our warranty reserves for the six months ended July 4, 2003 is as follows (in millions):

Balance as of December 31, 2002	$2.7
Provision	—
Usage	(0.3)

Balance as of July 4, 2003	$2.4

Note 5:  Restructuring, Asset Impairments and Other

Activity related to the Company’s restructuring, asset impairments and other is as follows (in millions):

	Reserve Balance at 12/31/02	2003 Charges	2003 Usage	2003 Adjustments	Reserve Balance at 07/04/03
June 2003
Cash employee separation charges	$—	$0.4	$—	$—	$0.4
Cash exit costs	—	1.4	(1.0)	—	0.4
Non-cash fixed asset write-offs	—	10.5	(10.5)	—	—
Non-cash impairment of other long-lived assets	—	21.3	(21.3)	—	—

June 2003 restructuring reserve balance	—				0.8

December 2002
Cash employee separation charges	9.9	—	(5.3)	—	4.6
Cash exit costs	1.8	—	(1.0)	—	0.8

December 2002 restructuring reserve balance	11.7				5.4

June 2002
Cash employee separation charges	0.4	—	(0.4)	—	—
Cash exit costs	1.5	—	—	1.0	2.5

June 2002 restructuring reserve balance	1.9				2.5

March 2002
Cash employee separation charges	3.0	—	(2.0)	—	1.0

March 2002 restructuring reserve balance	3.0				1.0

December 2001
Cash employee separation charges	0.1	—	—	—	0.1

December 2001 restructuring reserve balance	0.1				0.1

June 2001
Cash employee separation charges	1.7	—	—	(1.7)	—
Cash exit costs	1.1	—	(1.5)	1.7	1.3

June 2001 restructuring reserve balance	2.8				1.3

	$19.5	$33.6	$(43.0)	$1.0	$11.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

June 2003 Restructuring, Asset Impairments and Other

In June 2003, the Company recorded charges totaling $13.3 million associated with its worldwide restructuring programs. The charges include $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments and an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program.

The employee separation costs reflected further reductions in general and administrative staffing levels primarily in the United States. As of the end of the second quarter of 2003, all impacted employees had been terminated, and the Company currently expects that the remaining employee separation cost reserve will be paid out by December 2003.

The lease and contract termination exit costs relate to the exit of certain sales and administrative offices in Bermuda and Europe and the termination of other purchase and supply agreements.

The $10.5 million of asset impairments included $3.3 million associated with an assembly and test packaging production line in Malaysia which was written down to estimated fair value based on its future net discounted cash flows. Additionally, the Company identified certain buildings, machinery, software and equipment that would no longer be used internally due to the continued consolidation of manufacturing and general and administrative functions primarily in the United States and recorded a charge of $7.2 million to write-down the remaining carrying value of these assets to their net realizable value.

In the second quarter of 2003, the Company also recorded non-cash impairment charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 purchase of Cherry Semiconductor Corporation and a $0.5 million write-off of a cost basis investment. Sustained price declines in certain product lines triggered an impairment analysis of the carrying value of the developed technology and resulted in the Company recording an impairment charge of $20.8 million. The Company measured the amount of the impairment charge by comparing the carrying value of the developed technology to its estimated fair value. The Company estimated future net cash flows associated with the developed technology using price, volume and cost assumptions that management considered to be reasonable in the circumstances. The Company will no longer incur amortization expense of approximately $3.0 million per quarter related to this intangible asset. As a result of the impairment of the developed technology, the Company evaluated the recoverability of the related goodwill that arose in connection with the acquisition of Cherry Semiconductor Corporation. The Company determined that the estimated fair value of the reporting unit containing the goodwill exceeded its related carrying amount. Accordingly, the goodwill was not considered to be impaired.

December 2002 Restructuring Program

The remaining restructuring reserves of $5.4 million at July 4, 2003 are comprised of $4.6 million and $0.8 million related to unpaid separation costs associated with approximately 130 terminated employees and lease termination and other exit costs, respectively. The Company expects to settle its remaining obligations related to this restructuring program by December 2003.

June 2002 Restructuring Program

The remaining restructuring reserve at July 4, 2003 relates to estimated termination charges associated with a supply agreement. The Company is currently in negotiations to settle this obligation.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 2002 Restructuring Program

The remaining restructuring reserve of $1.0 million at July 4, 2003 relates to the unpaid separation costs associated with terminated employees and the remaining 15 employees to be terminated under the program. The Company currently expects that the terminations will be completed by December 2003.

December 2001 Restructuring Program

As of July 4, 2003, all impacted employees had been terminated and the Company currently expects that the final severance payments will be made by September 2003.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6:  Loss per Common Share

Basic loss per share is computed by dividing net income (loss) adjusted for dividends accrued on the Company’s redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share generally assumes the conversion of the convertible redeemable preferred stock into common stock and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options if such conversions or exercises are dilutive. The number of incremental shares issuable upon the assumed conversion of the convertible redeemable preferred stock is calculated by applying the if-converted method. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarters and six months ended July 4, 2003 and June 28, 2002, neither the conversion of the redeemable preferred stock nor the effect of stock option shares were included in the computation of diluted earnings per share as the related impact would have been anti-dilutive.

Earnings (loss) per share calculations for quarters and six months ended July 4, 2003 and June 28, 2002 are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003(1)	2002
Net loss before reedemable preferred stock dividends and cumulative effect of accounting change	$(57.5)	$(31.8)	$(86.5)	$(81.8)
Less: Redeemable preferred stock dividends	(2.2)	(2.1)	(4.4)	(4.2)

Net loss applicable to common stock before cumulative effect of accounting change	(59.7)	(33.9)	(90.9)	(86.0)
Cumulative effect of accounting change	—	—	(21.5)	—

Net loss applicable to common stock	$(59.7)	$(33.9)	$(112.4)	$(86.0)

Basic weighted average common shares outstanding	176.8	175.5	176.6	175.2
Add incremental shares for :
Dilutive effect of stock options	—	—	—	—
Convertible redeemable preferred stock	—	—	—	—

Diluted weighted average common shares outstanding	176.8	175.5	176.6	175.2

Loss per share:

Basic
Net loss applicable to common stock before cumulative effect of accounting change	$(0.34)	$(0.19)	$(0.51)	$(0.49)
Cumulative effect of accounting change	—	—	(0.12)	—

Net loss applicable to common stock	$(0.34)	$(0.19)	$(0.64)	$(0.49)

Diluted
Net loss applicable to common stock before extraordinary loss and cumulative effect of accounting change	$(0.34)	$(0.19)	$(0.51)	$(0.49)
Cumulative effect of accounting change	—	—	(0.12)	—

Net loss applicable to common stock	$(0.34)	$(0.19)	$(0.64)	$(0.49)

(1)	Certain amounts may not total due to rounding of individual components.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As a result of the net loss experienced for the quarter and six months ended July 4, 2003 and the quarter and six months ended June 28, 2002, the number of incremental common shares relating to the assumed conversion of the convertible redeemable preferred stock (40.1 million, 39.8 million, 37.1 million and 36.8 million, respectively) and employee stock options (3.2 million, 1.8 million, 2.6 million and 3.2 million, respectively) were excluded from the calculation as the related impacts were anti-dilutive. Common shares relating to employee stock options where the exercise price exceeded the average market price of the Company’s common shares during the periods were also excluded from the diluted earnings per share calculation, as the related impact was anti-dilutive. These excluded options totaled 11.6 million and 16.3 million in the quarter and six months ended July 4, 2003, respectively, and 2.7 million and 8.6 million in the quarter and six months ended June 28, 2002.

The Company accounts for employee stock options related to its common stock in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and provides the pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock Based Compensation—Transition and Disclosure”. The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the quarters and six months ended July 4, 2003 and June 28, 2002 would have been increased to the pro forma amounts indicated below (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003	2002
Net loss, as reported	$(57.5)	$(31.8)	$(108.0)	$(81.8)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	1.0	0.1	1.3
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4.0)	(3.9)	(7.5)	(7.4)

Pro forma net loss	(61.5)	(34.7)	(115.4)	(87.9)
Less: Redeemable preferred stock dividends	(2.2)	(2.1)	(4.4)	(4.2)

Pro forma net loss applicable to common stock	$(63.7)	$(36.8)	$(119.8)	$(92.1)

Earnings per share:
Basic—as reported	$(0.34)	$(0.19)	$(0.64)	$(0.49)

Basic—pro forma	$(0.36)	$(0.21)	$(0.68)	$(0.53)

Diluted—as reported	$(0.34)	$(0.19)	$(0.64)	$(0.49)

Diluted—pro forma	$(0.36)	$(0.21)	$(0.68)	$(0.53)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of option grants during the respective periods has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
Employee Stock Options	2003	2002	2003	2002
Expected life (in years)	5	5	5	5
Risk-free interest rate	2.98%	4.87%	3.03%	4.57%
Volatility	0.70	0.70	0.70	0.70

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
Employee Stock Purchase Plan	2003	2002	2003	2002
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	1.12%	1.79%	1.17%	1.76%
Volatility	0.70	0.70	0.70	0.70

The weighted-average estimated fair value of employee stock options granted during the second quarters of 2003 and 2002 and the first six months of 2003 and 2002 was $0.81, $2.72, $0.77 and $2.22 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during the second quarters of 2003 and 2002 and the first six months of 2003 and 2002 was $0.28, $1.14, $0.32 and $0.84 per share, respectively.

Note 7:  Long-Term Debt

Long-term debt at July 4, 2003 and December 31, 2002 consists of the following (dollars in millions):

	July 4, 2003			December 31, 2002(1)
	Amount of Facility	Interest Rate	Balance	Amount of Facility	Interest Rate	Balance
Senior Bank Facilities:
Tranche A	$200.0	6.70%	$4.8	$200.0	6.4375%	$6.6
Tranche B	325.0	6.70%	153.1	325.0	6.4375%	209.9
Tranche C	350.0	6.70%	164.9	350.0	6.4375%	226.0
Tranche D	200.0	6.70%	97.9	200.0	6.4375%	134.1
Tranche R	62.5	6.70%	62.5	—	—	—
Revolver	62.5	6.70%	37.5	150.0	6.4375%	125.0

			520.7			701.6
First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually,net of debt discount of $8.8			191.2			—
Second-Lien Senior Secured Notes due 2008, 13% interest effective Feburary 2003 payable semi-annually, net of debt discount of $ 8.0 and $8.6			292.0			291.4
12% Senior Subordinated Notes due 2009, interest payable semi-annually			260.0			260.0
10% Junior Subordinated Note to Motorola due 2011, interest compounded semi-annually, payable at maturity			133.4			126.9
2.25% Note payable to Japanese bank due 2010			23.4			23.3
Loan facility with a Chinese bank (currently 3.5%)			20.0			20.0
Capital lease obligation			0.9			—

			1,441.6			1,423.2
Less: Current maturities			(24.9)			(19.8)

			$1,416.7			$1,403.4

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority owned investment in Leshan-Phoenix Semiconductor described in Note 1.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Annual maturities relating to the Company’s long-term debt as of July 4, 2003 are as follows (in millions):

Remainder of 2003	$12.3
2004	16.0
2005	155.8
2006	194.5
2007	176.8
Thereafter	886.2

Total	$1,441.6

In connection with the consolidation of Leshan described in Note 1, the Company’s long-term debt now includes a $20 million loan facility between Leshan and a Chinese Bank. Aggregate loans under this facility, which was entered into in November 2000, are comprised of $16 million of borrowings denominated in U.S. dollars and $4 million of borrowings denominated in Chinese Renminbi (based on current exchange rates). Interest on these loans is payable quarterly and accrues at a variable rate based on published market rates in China for six-year term loans (3.5% at July 4, 2003). Scheduled principal payments consist of $10.5 million due in the fourth quarter of 2003 and $9.5 million due in the first quarter of 2004. In regards to this loan facility, the Company is in refinancing discussions with the bank at this time. Under the current agreement the Company has the ability to extend the maturity of this loan for three years under the same terms and conditions.

The Company and SCI LLC are co-issuers of the First-Lien Notes (issued in March 2003), the Second-Lien Notes, and the Senior Subordinated Notes (collectively, “the Notes”.) The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in the Company’s Czech subsidiaries, Leshan and nominal equity interests in certain of the Company’s other foreign subsidiaries. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semiconductor Corporation	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of July 4, 2003
Cash and cash equivalents	$—	$105.7	$—	$75.5	$—	$181.2
Receivables, net	—	38.8	—	91.3	—	130.1
Inventories, net	—	21.7	2.7	164.7	(13.5)	175.6
Other current assets	—	3.5	—	36.7	—	40.2

Total current assets	—	169.7	2.7	368.2	(13.5)	527.1
Property, plant and equipment, net	—	87.8	32.7	412.2	—	532.7
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(681.1)	75.6	48.3	0.6	596.8	40.2

Total assets	$(681.1)	$341.2	$152.9	$781.0	$583.3	$1,177.3

Accounts payable	$—	$41.2	$3.0	$68.8	$—	$113.0
Accrued expenses and other current liabilities	—	99.7	1.1	50.6	1.9	153.3
Deferred income on sales to distributors	—	29.8	—	34.5	—	64.3

Total current liabilities	—	170.7	4.1	153.9	1.9	330.6
Long-term debt(1)	743.2	1,396.5	—	20.2	(743.2)	1,416.7
Other long-term liabilities	—	25.9	—	14.9	—	40.8
Intercompany(1)	(788.1)	(569.0)	145.8	425.5	785.8	—

Total liabilities	(44.9)	1,024.1	149.9	614.5	44.5	1,788.1
Minority interests in consolidated subsidiaries	—	—	—	—	25.4	25.4
Redeemable preferred stock	114.5	—	—	—	—	114.5
Stockholders’ equity (deficit)	(750.7)	(682.9)	3.0	166.5	513.4	(750.7)

Liabilities, minority interests and stockholders’ equity (deficit)	$(681.1)	$341.2	$152.9	$781.0	$583.3	$1,177.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2002
Cash and cash equivalents	$—	$121.5	$—	$68.9	$—	$190.4
Receivables, net	—	38.2	—	77.2	—	115.4
Inventories, net	—	25.4	0.5	150.8	(13.2)	163.5
Other current assets	—	7.1	0.1	38.6	—	45.8

Total current assets	—	192.2	0.6	335.5	(13.2)	515.1
Property, plant and equipment, net	—	104.4	33.5	447.4	—	585.3
Goodwill and other intangibles, net	—	8.1	95.9	—	—	104.0
Investments and other assets	(596.3)	68.0	47.2	1.3	518.8	39.0

Total assets	$(596.3)	$372.7	$177.2	$784.2	$505.6	$1,243.4

Accounts payable	$—	$25.3	$1.7	$47.1	$—	$74.1
Accrued expenses and other current liabilities	—	134.9	1.6	36.6	1.9	175.0
Deferred income on sales to distributors	—	32.3	—	38.5	—	70.8

Total current liabilities	—	192.5	3.3	122.2	1.9	319.9
Long-term debt(1)	551.4	1,372.2	—	31.2	(551.4)	1,403.4
Other long-term liabilities	—	28.3	—	16.8	—	45.1
Intercompany(1)	(595.7)	(621.7)	158.9	465.0	593.5	—

Total liabilities	(44.3)	971.3	162.2	635.2	44.0	1,768.4
Minority interests in consolidated subsidiaries	—	—	—	—	27.0	27.0
Redeemable preferred stock	110.1	—	—	—	—	110.1
Stockholders’ equity (deficit)	(662.1)	(598.6)	15.0	149.0	434.6	(662.1)

Liabilities, minority interests and stockholders’ equity (deficit)	$(596.3)	$372.7	$177.2	$784.2	$505.6	$1,243.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended July 4, 2003
Revenues	$—	$125.2	$36.9	$333.4	$(239.3)	$256.2
Cost of sales	—	126.4	10.8	288.4	(242.8)	182.8

Gross profit	—	(1.2)	26.1	45.0	3.5	73.4

Research and development	—	1.1	3.4	12.5	—	17.0
Selling and marketing	—	8.7	0.2	6.7	—	15.6
General and administrative	—	5.6	—	15.5	—	21.1
Amortization of intangible	—	—	2.9	—	—	2.9
Restructuring, asset impairments and other	—	6.0	20.8	7.8	—	34.6

Total operating expenses	—	21.4	27.3	42.5	—	91.2

Operating income (loss)	—	(22.6)	(1.2)	2.5	3.5	(17.8)
Interest expense, net	—	(25.9)	(4.7)	(7.9)	—	(38.5)
Equity in earnings	(57.5)	(6.3)	(2.5)	—	66.3	—

Income (loss) before income taxes and minority interests	(57.5)	(54.8)	(8.4)	(5.4)	69.8	(56.3)
Income tax provision	—	(0.9)	—	(1.4)	—	(2.3)
Minority interests	—	—	—	—	1.1	1.1

Net loss	$(57.5)	$(55.7)	$(8.4)	$(6.8)	$70.9	$(57.5)

For the quarter ended June 28, 2002
Revenues	$—	$143.8	$13.0	$347.3	$(223.5)	$280.6
Cost of sales	—	141.6	14.5	270.8	(228.4)	198.5

Gross profit	—	2.2	(1.5)	76.5	4.9	82.1

Research and development	—	0.5	5.6	10.1	—	16.2
Selling and marketing	—	8.0	0.4	6.8	—	15.2
General and administrative	—	19.8	(0.6)	7.5	—	26.7
Amortization of intangible	—	—	3.0	—	—	3.0
Restructuring, asset impairments and other charges	—	(0.5)	0.5	3.1	—	3.1

Total operating expenses	—	27.8	8.9	27.5	—	64.2

Operating income (loss)	—	(25.6)	(10.4)	49.0	4.9	17.9
Interest expense, net	—	(20.3)	(6.3)	(11.0)	—	(37.6)
Loss on debt prepayment and other(2)	—	(46.9)	—	40.4	—	(6.5)
Equity in earnings	(31.8)	58.9	2.5	—	(29.6)	—

Income (loss) before income taxes and minority interests	(31.8)	(33.9)	(14.2)	78.4	(24.7)	(26.2)
Income tax provision	—	(0.3)	—	(3.7)	—	(4.0)
Minority interests	—	—	—	—	(1.6)	(1.6)

Net income (loss)	$(31.8)	$(34.2)	$(14.2)	$74.7	$(26.3)	$(31.8)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation(3)	SCI LLC
For the six months ended July 4, 2003
Revenues	$—	$261.7	$52.4	$684.6	$(473.0)	$525.7
Cost of sales	—	247.2	22.0	581.4	(472.7)	377.9

Gross profit	—	14.5	30.4	103.2	(0.3)	147.8

Research and development	—	6.7	6.9	21.1	—	34.7
Selling and marketing	—	17.6	0.3	13.8	—	31.7
General and administrative	—	18.3	—	24.1	—	42.4
Amortization of goodwill and other intangibles	—	—	5.9	—	—	5.9
Restructuring, asset impairments and other	—	6.0	20.8	7.8	—	34.6

Total operating expenses	—	48.6	33.9	66.8	—	149.3

Operating income (loss)	—	(34.1)	(3.5)	36.4	(0.3)	(1.5)
Interest expense, net	—	(50.7)	(9.6)	(16.6)	—	(76.9)
Loss on debt prepayment and other	—	(3.5)	—	—	—	(3.5)
Equity in earnings	(108.0)	3.5	(0.6)	—	105.1	—

Income (loss) before income taxes and minority interests	(108.0)	(84.8)	(13.7)	19.8	104.8	(81.9)
Income tax provision	—	(1.8)	—	(2.7)	—	(4.5)
Minority interests	—	—	—	—	(0.1)	(0.1)

Loss before cumulative effect of accounting change	(108.0)	(86.6)	(13.7)	17.1	104.7	(86.5)
Cumulative effect of accounting change	—	(21.5)	—	—	—	(21.5)

Net loss	$(108.0)	$(108.1)	$(13.7)	$17.1	$104.7	$(108.0)

Net cash provided by (used in) operating activities	—	(13.8)	4.7	25.8	(0.0)	16.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(7.5)	(4.6)	(12.5)	—	(24.6)
Equity injections from Parent	—	(1.7)	—	—	1.7	—
Acquisition of minority interest	—	—	(1.8)	—	—	(1.8)
Proceeds from sales of property, plant and equipment	—	—	—	—	—	—

Net cash used in investing activities	—	(9.2)	(6.4)	(12.5)	1.7	(26.4)

Cash flows from financing activities:
Intercompany loans	—	(166.9)	—	166.9	—	—
Intercompany loan repayments	—	174.0	—	(174.0)	—	—
Proceeds from debt issuance, net of discount	—	190.9	—	—	—	190.9
Payment of debt issuance costs	—	(10.6)	—	—	—	(10.6)
Repayment of long term debt	—	(180.9)	—	—	—	(180.9)
Equity injections from Parent	—	—	1.7	—	(1.7)	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.7	—	—	—	0.7

Net cash provided (used in) by financing activities	—	7.2	1.7	(7.1)	(1.7)	0.1

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4

Net increase in cash and cash equivalents	—	(15.8)	—	6.6	—	(9.2)
Cash and cash equivalents, beginning of period	—	121.5	—	68.9	—	190.4

Cash and cash equivalents, end of period	$—	$105.7	$—	$75.5	$—	$181.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation(3)	SCI LLC
For the six months ended June 28, 2002
Revenues	$—	$271.4	$33.7	$674.8	$(428.3)	$551.6
Cost of sales	—	274.4	29.9	540.0	(436.7)	407.6

Gross profit	—	(3.0)	3.8	134.8	8.4	144.0

Research and development	—	10.8	6.8	15.9	—	33.5
Selling and marketing	—	15.4	0.9	13.5	—	29.8
General and administrative	—	36.4	(0.6)	20.1	—	55.9
Amortization of intangible	—	—	6.0	—	—	6.0
Restructuring, asset impairments and other	—	6.6	0.5	3.1	—	10.2

Total operating expenses	—	69.2	13.6	52.6	—	135.4

Operating income (loss)	—	(72.2)	(9.8)	82.2	8.4	8.6
Interest expense, net	—	(39.4)	(11.0)	(23.2)	—	(73.6)
Loss on debt prepayment and other(2)	—	(46.9)	—	40.4	—	(6.5)
Equity earnings	(81.8)	100.4	2.0	—	(20.6)	—

Income (loss) before income taxes and minority interests	(81.8)	(58.1)	(18.8)	99.4	(12.2)	(71.5)
Income tax provision	—	(2.0)	—	(6.1)	—	(8.1)
Minority interests	—	—	—	—	(2.2)	(2.2)

Net income (loss)	$(81.8)	$(60.1)	$(18.8)	$93.3	$(14.4)	$(81.8)

Net cash provided by (used in) operating activities	$—	$(151.8)	$0.1	$164.2	$—	$12.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(3.2)	(0.2)	(24.4)	—	(27.8)
Proceeds from sales of property, plant and equipment	—	0.9	—	1.6	—	2.5

Net cash used in investing activities	—	(2.3)	(0.2)	(22.8)	—	(25.3)

Cash flows from financing activities:
Intercompany loans	—	(137.6)	—	137.6	—	—
Intercompany loan repayments	—	250.7	—	(250.7)	—	—
Proceed from debt issuance, net of closing costs and discount	—	279.3	—	—	—	279.3
Payments on capital lease obligation	—	(1.1)	—	—	—	(1.1)
Repayment of long term debt	—	(283.3)	—	—	—	(283.3)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	1.9	—	—	—	1.9

Net cash provided by financing activities	—	109.9	—	(113.1)	—	(3.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9

Net increase (decrease) in cash and cash equivalents	—	(44.2)	(0.1)	29.2	—	(15.1)
Cash and cash equivalents, beginning of period	—	124.9	0.1	61.0	—	186.0

Cash and cash equivalents, end of period	$—	$80.7	$(0.0)	$90.2	$—	$170.9

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes, and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only.
(2)	Includes the effects of a $40.4 million intercompany loan write-off in connection with the closure of the Company’s Guadalajara, Mexico facility.
(3)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8:  Commitments and Contingencies

Other Contingencies

The Company’s manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s August 4, 1999 recapitalization, Motorola has retained responsibility for this contamination, and has agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require it to indemnify the other party against losses due to intellectual property infringement, property damage including environmental contamination, personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

The Company is a party to various agreements with Motorola which were entered into in connection with the Company’s separation from Motorola. Pursuant to these agreements, the Company has agreed to indemnify Motorola for losses due to, for example, breach of representations and warranties and covenants, damages arising from assumed liabilities or relating to allocated assets, and for specified environmental matters. The Company’s obligations under these agreements may be limited in terms of time and/or amount and payment by the Company is conditioned on Motorola making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge Motorola’s claims.

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

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under any of these indemnities have not had a material effect on the Company’s business, financial condition, and results of operations or cash flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, results of operations or cash flows.

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

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company, certain of its former officers, a current and former director of the Company, and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and has defended the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for it.

On July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of the Company’s individual current and former officers and directors who were named as defendants in its litigation, and they are no longer parties to the litigation. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling, the Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, upon the determination of a special independent committee of the Board of Directors, the Company elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their initial public offerings.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, however, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 9:  Related Party Transactions

Related party activities between the Company and Motorola, excluding those separately disclosed in the accompanying financial statements are as follows (in millions):

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003	2002
Cash paid for:
Purchases of manufacturing services from Motorola	$2.0	$4.3	$3.9	$7.5

Cost of other services, rent and equipment purchased from Motorola	$—	$0.4	$0.4	$0.9

Cash received for:
Freight sharing agreement with Motorola	$—	$8.1	$—	$13.8

Rental of property and equipment to Motorola	$2.2	$2.2	$4.4	$4.7

Product sales to Motorola	$18.7	$23.0	$34.1	$47.1

Note 10:  Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 for classification as an extraordinary item is required to be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective January 1, 2003, which required the reclassification within the consolidated statement of operations and comprehensive loss of losses on debt prepayments previously classified as extraordinary items which totaled $6.5 million for the quarter of six months ended June 28, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The Company applied the provisions of SFAS No. 146 to its 2003 restructuring activities described in Note 5 “Restructuring, Asset Impairments and Other”.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were effective for the Company’s fiscal year 2002. The interim disclosure requirements were effective in the first quarter of 2003 and are provided in Note 6. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 4 “Balance Sheet Information” and Note 8 “Commitments and Contingencies.” The adoption of FIN No. 45 did not have a material effect on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the impact that this pronouncement will have on its financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company does not currently have any financial instruments that fall within the scope of SFAS No. 150.

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

All historical financial statements, amounts and disclosures have been revised to reflect the consolidation of Leshan-Phoenix Semiconductor, Ltd. (“Leshan”) as discussed in “Summary of Recent Developments” herein.

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

We have approximately 200 direct customers worldwide, and we also service approximately 300 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: leading original equipment manufacturers in a broad variety of industries, such as Alcatel, DaimlerChrysler, Delphi, Delta Electronics, Intel, Motorola, Nokia, Siemens, Sony and Visteon; electronic manufacturing service providers, such as Flextronics, Sanmina-SCI and Solectron; and global distributors, such as Arrow, Avnet and Future Electronics.

We have design operations in Arizona, Rhode Island, China, Hong Kong, the Czech Republic and France, and we operate manufacturing facilities in Arizona, Rhode Island, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia.

The following table of contents sets forth the components of management’s discussion and analysis contained herein:

Summary of Recent Developments

ON Financial Performance

Revenues

The following table sets forth our total revenues for the last six quarters:

Quarter Ended(1)	Revenues	% Change from prior quarter
	(in millions)
March 29, 2002	$271.0
June 28, 2002	$280.6	3.5%
September 27, 2002	$274.0	(2.4%)
December 31, 2002	$268.5	(2.0%)
April 4, 2003	$269.5	0.4%
July 4, 2003	$256.2	(4.9%)

(1)	Because our fiscal quarters are determined based on 13 calendar weeks ending on a Friday, except for the fourth quarter which ends on December 31, certain quarters may have more or fewer days than other quarters which may have a slight impact on the comparability of results.

While revenues have been relatively stable over the previous five quarters, revenues for the second quarter of 2003 decreased 4.9% as compared to the first quarter of 2003 and declined 8.7% as compared to the second quarter of 2002. Pricing pressures have led to continuing declines in average selling prices, and weakness in the automotive and wireless markets further contributed to the revenue decline in the second quarter of 2003.

Profitability Enhancement Programs

Pre-2003 Restructuring Programs

In order to better align our cost structure with our revenues, we initiated profitability enhancement programs during 2000 and 2002. The principal elements of these programs are a manufacturing rationalization plan, a reduction of non-manufacturing personnel and other cost controls.

The elements of the 2000 plan that we commenced in June 2001 were completed in the fourth quarter of 2002 and resulted in $365 million of annualized cost savings, based on a comparison of our cost structure during the first quarter of 2001 to our cost structure during the third quarter of 2002. We expect the 2002 plan to be completed by the end of 2003 and to result in an estimated $80 million of cost savings in 2003 and an estimated $125 million of annual cost savings thereafter, in both cases as compared to our cost structure during the third quarter of 2002. Savings from these plans include reduced employee costs resulting from staff reductions, reduced depreciation expense resulting from asset impairments and other cost savings resulting from the transfer of certain manufacturing and administrative functions to lower cost regions, renegotiation of service and supply contracts, and other actions taken to improve our manufacturing efficiency. As of July 4, 2003, actual savings in 2003 for the 2002 plan were approximately $38 million and we are on track to achieve our targeted savings of $80 million by the end of 2003.

The following table summarizes the estimated annual cost savings from the 2002 plan that we expect following 2003 by type of cost and by the applicable caption contained in our consolidated statement of operations and comprehensive loss (in millions):

	Reduced Employee Costs	Other Cost Savings	Total
Cost of sales	$19	$93	$112
Sales and marketing	4	—	4
General and administrative	7	2	9

	$30	$95	$125

June 2003 Restructuring, Asset Impairments and Other Charges

In June 2003, we recorded charges totaling $13.3 million associated with our worldwide restructuring programs. The charges include $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments, and an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program.

The employee separation costs reflected further reductions in general and administrative staffing levels primarily in the United States. As of the end of the second quarter of 2003, all impacted employees had been terminated, and we currently expect that the remaining employee separation cost reserve will be paid out by December 2003.

The lease and contract termination exit costs relate to the exit of certain sales and administrative offices in Bermuda and Europe and the termination of other purchase and supply agreements.

The $10.5 million of asset impairments consist of $3.3 million of asset impairments associated with an assembly and packaging production line in Malaysia which was written down to its estimated fair value based on its future net discounted cash flows. Additionally, we identified certain buildings, machinery, software and equipment that would no longer be used internally due to the continued consolidation of manufacturing and general and administrative functions primarily in the United States and recorded a charge of $7.2 million to write-down the remaining carrying value of these assets to their net realizable value.

In the second quarter of 2003 we also recorded non-cash impairment charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2002 purchase of Cherry Semiconductor Corporation and a $0.5 million write off of a cost basis investment. Sustained price declines in certain product lines triggered an impairment analysis of the carrying value of the developed technology and resulted in us recording an impairment charge of $20.8 million. We measured the amount of the impairment charge by comparing the carrying value of the developed technology to its estimated fair value. We estimated future net cash flows associated with the developed technology using price, volume and cost assumptions that management considered to be reasonable in the circumstances. We will no longer incur amortization expense of approximately $3.0 million per quarter related to this intangible asset. As a result of the impairment of the developed technology, we evaluated the recoverability of the related goodwill that arose in connection with the acquisition of Cherry Semiconductor Corporation. We determined that the estimated fair value of the reporting unit containing the goodwill exceeded its related carrying amount. Accordingly, the goodwill was not considered to be impaired.

Outlook

Regarding our third quarter outlook, we anticipate that revenues will be roughly flat as compared to revenues for the second quarter of 2003. We expect that our gross margins will increase slightly in the third quarter of 2003 as a result of our cost reduction measures. While pricing pressures have lessened in the second quarter of 2003 as compared to recent quarters, we do not expect sufficient end-market growth to enable us to achieve positive earnings per share in the fourth quarter of 2003.

Liquidity and Capital Structure—Cash Position and Capital Expenditures

Our cash balance at July 4, 2003 decreased by $8.8 million as compared to April 4, 2003. However, cash flows provided by operating activities increased to $12.1 million in the second quarter of 2003 from $4.6 million in the first quarter of 2003. The increase in cash flows from operations is, in part, attributable to lower interest payments in the second quarter of 2003 as compared to the first quarter of 2003, when $26.9 million of supplemental interest charges were paid. This was offset by other changes in net working capital.

Our manufacturing rationalization plans have included efforts to efficiently utilize our existing manufacturing assets and supply arrangements. Accordingly, we have reduced our capital expenditures during 2002 and 2003. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures are expected to be between $50 and $60 million in 2003. In the first half of 2003, our capital expenditures totaled $24.6 million.

Accounting Changes

Consolidation of Leshan-Phoenix Semiconductor

In the second quarter of 2003, we adopted FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires that certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. We determined that our investment in Leshan-Phoenix Semiconductor (“Leshan”) meets the definition of a VIE as its economic interest in Leshan is proportionately greater than our ownership interest and, therefore, the investment in Leshan should be consolidated under FIN No. 46. We had previously accounted for our investment in Leshan using the equity method as we do not have effective control over Leshan. While consolidation of the our investment in Leshan did not impact our previously reported net income (loss) or stockholders’ equity (deficit), financial information of prior periods has been revised for comparative purposes as allowed by FIN No. 46.

Actuarial Gains or Losses

During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we will no longer defer actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period in which our annual pension plan actuarial valuations are prepared. We believe that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 is a charge of $21.5 million or $0.12 per share, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in our consolidated statement of operations for the six months ended July 4, 2003. The effect of the change on the quarter ended July 4, 2003 was to decrease our net loss by $1.6 million or $0.01 per share, both before and after income taxes. The effect of the change on the six months ended July 4, 2003 was to decrease the loss before cumulative effect of accounting change by $3.2 million or $0.02 per share, both before and after income taxes, and to increase the net loss by $18.3 million or $0.10 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

Reclassification of Loss on Debt Prepayment

We adopted SFAS No. 145 effective January 1, 2003, which required the reclassification within our statement of operations of losses on debt prepayment previously classified as extraordinary items which totaled $6.5 million for the quarter and six months ended June 28, 2002.

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

Revenue.    We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers, and distributors. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances. For distributor sales, the related revenues are deferred until the distributor resells the product to the end user. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and profit when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days. Our revenue recognition method for distributor sales aligns our reported results with, focuses us on, and enables investors to better understand, end user demand for the products we sell through distribution as our revenue is not influenced by our distributors’ stocking decisions.

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

Defined Benefit Plans.    We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and cash funding requirements of our pension plans. As previously mentioned, we changed our method of amortizing unrecognized actuarial gains or losses associated with our defined benefit pension plans effective January 1, 2003.

Results of Operations

Quarter Ended July 4, 2003 Compared to Quarter Ended June 28, 2002

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements. The dollar amounts in the following table are in millions.

	Quarter Ended
	July 4, 2003	% of Revenues(1)	June 28, 2002	% of Revenues(1)	Change	% Change
Revenues	$256.2	100.0	$280.6	100.0	$(24.4)	(8.7)
Cost of sales	182.8	71.4	198.5	70.7	(15.7)	(7.9)

Gross profit	73.4	28.7	82.1	29.3	(8.7)	(10.6)

Operating expenses:
Research and development	17.0	6.6	16.2	5.8	0.8	4.9
Selling and marketing	15.6	6.1	15.2	5.4	0.4	2.6
General and administrative	21.1	8.2	26.7	9.5	(5.6)	(21.0)
Amortization of intangible	2.9	1.1	3.0	1.1	(0.1)	(3.3)
Restructuring, asset impairments and other	34.6	13.5	3.1	1.1	31.5	NM

Total operating expenses	91.2	35.6	64.2	22.9	27.0	42.1

Operating income (loss)	(17.8)	(6.9)	17.9	6.4	(35.7)	(199.4)

Other income (expenses), net:
Interest expense	(38.5)	(15.0)	(37.6)	(13.4)	0.9	2.4
Loss on debt prepayment	—	—	(6.5)	(2.3)	(6.5)	(100.0)

Other income (expenses), net	(38.5)	(15.0)	(44.1)	(15.7)	5.6	(12.7)

Loss before income taxes and minority interests	(56.3)	(22.0)	(26.2)	(9.3)	(30.1)	114.9
Income tax provision	(2.3)	(0.9)	(4.0)	(1.4)	1.7	(42.5)
Minority interests	1.1	0.4	(1.6)	(0.6)	2.7	(168.8)

Net loss	(57.5)	(22.4)	(31.8)	(11.3)	(25.7)	80.8
Less: Redeemable preferred stock dividends	(2.2)	(0.9)	(2.1)	(0.7)	(0.1)	4.8

Net loss applicable to common stock	$(59.7)	(23.3)	$(33.9)	(12.1)	$(25.8)	76.1

(1)	Certain amounts may not total due to rounding of individual components.

NM Figures are not meaningful for analysis

Revenues.    Revenues decreased $24.4 million, or 8.7%, to $256.2 million in the second quarter of 2003 from $280.6 million in the second quarter of 2002 due to declines in average selling prices of approximately 10% offset by volume and mix changes. The revenues by product line for the quarters ended July 4, 2003 and June 28, 2002 are as follows (dollars in millions):

	Quarter Ended July 4, 2003	% of Revenue	Quarter Ended June 28, 2002	% of Revenue	Change	% Change
Power Management and Standard Analog	$81.2	31.7	$93.4	33.3	$(12.2)	(13.1)
MOS Power Devices	32.5	12.7	35.7	12.7	(3.2)	(9.0)
High Frequency Clock and Data Management	21.2	8.3	17.0	6.1	4.2	24.7
Standard Components	121.3	47.3	134.5	47.9	(13.2)	(9.8)

Revenues	$256.2		$280.6		$(24.4)

Average selling prices have declined across all of our product lines. However, in the high frequency clock and data management product line, volume increases and mix changes have offset these pricing declines, causing overall revenue growth in the second quarter of 2003 as compared to the second quarter of 2002.

Approximately 32%, 49% and 19% of our revenues during the second quarter of 2003 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 38%, 44% and 18%, respectively, during the second quarter of 2002. Strength in the Asia Pacific market was fueled primarily by increased sales to China as a result of our continued focus on this fast growth market.

Cost of Sales.    Cost of sales for the second quarter of 2003 decreased $15.7 million, or 7.9%, to $182.8 million from $198.5 million in the second quarter of 2002. This decrease is attributable to $26.4 million of cost reduction activities and improved factory utilization during the second quarter of 2003 as compared to the second quarter of 2002. These factors were partially offset by a slight increase in unit volumes and an increase in freight expense of $8.8 million in the second quarter of 2003 as compared to the second quarter of 2002 due to the expiration of the freight sharing agreement with Motorola in 2002.

Gross Profit.    Gross profit for the second quarter of 2003 decreased $8.7 million, or 10.6%, to $73.4 million from $82.1 million in the second quarter of 2002. As a percentage of revenues, gross profit decreased to 28.7% during the second quarter of 2003 from 29.3% in the second quarter of 2002. To summarize the fluctuations described above, the decrease in gross profit was attributable to decreases in average selling prices and an increase in freight expense with the expiration of the freight sharing agreement with Motorola, offset by cost reduction activities and improved factory utilization.

Operating expenses

Research and Development.    Research and development costs increased $0.8 million, or 4.9%, to $17.0 million in the second quarter of 2003 compared with $16.2 million in the second quarter of 2002. As a percentage of revenues, research and development costs increased to 6.6% in the second quarter of 2003 as compared to 5.8% in 2002 as we continue to focus on new product development. The primary emphasis of our new product development efforts is in the expected high growth market applications of power management and standard analog and high frequency clock and data management solutions, with approximately 80% of our overall research and development investments focused in these areas.

Selling and Marketing.    Selling and marketing expenses in the second quarter of 2003 increased by $0.4 million, or 2.6%, to $15.6 million compared with $15.2 million in the second quarter of 2002. The increase is attributable to a change in the commission structure for external sales representatives to reflect current market rates. As a percentage of revenues, selling and marketing expenses for the second quarter of 2003 were 6.1% compared with 5.4% in the second quarter of 2002.

General and Administrative.    General and administrative expenses decreased by $5.6 million, or 21.0%, to $21.1 million from $26.7 million in the second quarter of 2002, as a result of personnel reductions and the relocation of certain functions to lower cost regions, reduced bonus accruals, and the discontinuation of the amortization of actuarial losses in 2003 in connection with the change in accounting for actuarial losses associated with our defined benefit pension plans. As a percentage of revenues, these costs decreased to 8.2% in the second quarter of 2003 from 9.5% in the second quarter of 2002.

Amortization of Intangible.    Amortization of intangible asset remained consistent at $2.9 million in the second quarter of 2003 as compared to $3.0 million in the second quarter of 2002, reflecting straight-line amortization of developed technology obtained in the acquisition of Cherry Semiconductor in April 2000. Due to the previously mentioned impairment charge relating to this asset, there will be no future amortization.

Restructuring, Asset Impairments and Other.    Restructuring, asset impairments and other charges were $34.6 million in the second quarter of 2003 as compared to $3.1 million in the second quarter of 2002. As of July 4, 2003, we have $11.1 million accrued in relation to all of our restructuring programs and expect this amount to be paid over the twelve months. We expect that the savings from these programs will more than offset the expected payments in 2003.

During the second quarter of 2003, we recorded charges totaling $13.3 million associated with our worldwide restructuring programs. The charges include $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments, and an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program. Also included in restructuring, asset impairments and other charges on the consolidated statement of operations and comprehensive loss are charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 purchase of Cherry Semiconductor Corporation and a $0.5 million write-off of a cost basis investment. As of July 4, 2003, all employees have been terminated under this restructuring plan, and the remaining liability related to this restructuring was $0.8 million.

During the second quarter of 2002, we recorded a charge of $16.7 million to cover costs associated with a worldwide restructuring program involving manufacturing, selling, general and administrative functions. The charge included $3.9 million to cover employee separation costs associated with the termination of 79 employees, $8.4 million for fixed asset impairments that were charged directly against the related assets, $2.8 million in costs related to termination of certain purchase and supply agreements, and $1.6 million of additional exit costs associated with the shutdown of our Guadalajara, Mexico facility. Employee separation costs included $1.0 million of non-cash charges associated with the modification of stock options for certain terminated employees. We released to income $1.2 million of exit costs previously accrued in connection with a 2001 restructuring program. We also recorded a gain of $12.4 million related to a settlement with Motorola on April 8, 2002, which partially offset the charges discussed above for a net charge of $3.1 million. As of July 4, 2003, all employees have been terminated under this restructuring plan, and the remaining liability related to this restructuring was $2.5 million.

Interest Expense.    Interest expense increased $0.9 million, or 2.4%, to $38.5 million for the second quarter of 2003 from $37.6 million in the second quarter of 2002. The higher interest expense was due to a slight increase in our weighted-average interest rate on long-term debt (including current maturities) and an increase in our total long-term debt outstanding. Our weighted average interest rate increased from to 10.7% per annum for the second quarter of 2003 compared to 10.6% per annum for the second quarter of 2002, computed by dividing total interest expense by our average month-end debt balances. The increases in our weighted-average interest rate and our total long-term debt are attributable to the net effect of the debt refinancings that occurred in 2002 and 2003.

Loss on Debt Prepayment.    Loss on debt prepayment of $6.5 million in second quarter of 2002 represents the write-off of debt issuance costs in connection with the debt refinancing that occurred in the second quarter of 2002.

Income Tax Provision.    We recognized an income tax provision of $2.3 million in the second quarter of 2003 compared with $4.0 million in the second quarter of 2002 which is related to income and withholding taxes of certain of our foreign operations. The decrease in the income tax provision was due to a change in the mix of income from high-tax foreign jurisdictions to lower-tax foreign jurisdictions and recognition of certain redeemable tax credits expected in certain foreign locations.

Minority Interests.    Minority interests represent the portion of the net income or loss of our majority-owned Czech and Chinese subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements.

Six Months Ended July 4, 2003 Compared to Six Months Ended June 28, 2002

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements. The dollar amounts in the following table are in millions.

	Six Months Ended
	July 4, 2003	% of Revenues(1)	June 28, 2002	% of Revenues(1)	Change	% Change
Total revenues	$525.7	100.0	$551.6	100.0	$(25.9)	(4.7)
Cost of sales	377.9	71.9	407.6	73.9	(29.7)	(7.3)

Gross profit	147.8	28.1	144.0	26.1	3.8	2.6

Operating expenses:
Research and development	34.7	6.6	33.5	6.1	1.2	3.6
Selling and marketing	31.7	6.0	29.8	5.4	1.9	6.4
General and administrative	42.4	8.1	55.9	10.1	(13.5)	(24.2)
Amortization of intangible	5.9	1.1	6.0	1.1	(0.1)	(1.7)
Restructuring, asset impairments and other	34.6	6.6	10.2	1.8	24.4	NM

Total operating expenses	149.3	28.4	135.4	24.5	13.9	10.3

Operating income (loss)	(1.5)	(0.3)	8.6	1.6	(10.1)	(117.4)

Other income (expenses), net:
Interest expense	(76.9)	(14.6)	(73.6)	(13.3)	3.3	4.5
Loss on debt prepayment	(3.5)	(0.7)	(6.5)	(1.2)	(3.0)	(46.2)

Other income (expenses), net	(80.4)	(15.3)	(80.1)	(14.5)	(0.3)	0.4

Loss before income taxes and minority interests	(81.9)	(15.6)	(71.5)	(13.0)	(10.4)	(14.5)
Income tax provision	(4.5)	(0.9)	(8.1)	(1.5)	3.6	(44.4)
Minority interests	(0.1)	(0.0)	(2.2)	(0.4)	2.1	(95.5)

Net loss before extraordinary loss and cumulative effect of accounting change	(86.5)	(16.5)	(81.8)	(14.8)	(4.7)	5.7
Cumulative effect of accounting change	(21.5)	(4.1)	—	—	(21.5)	NM

Net loss	(108.0)	(20.5)	(81.8)	(14.8)	(26.2)	32.0
Less: Redeemable preferred stock dividends	(4.4)	(0.8)	(4.2)	(0.8)	(0.2)	4.8

Net loss applicable to common stock	(112.4)	(21.4)	(86.0)	(15.6)	(26.4)	30.7

(1)	Certain amounts may not total due to rounding of individual components.

NM Figures are not meaningful for analysis

Revenues.    Revenues decreased $25.9 million, or 4.7%, to $525.7 million in the first six months of 2003 from $551.6 million in the first six months of 2002 due to declines in average selling prices of approximately 8% offset by volume and mix changes. The revenues by product line for the six months ended July 4, 2003 and June 28, 2002 are as follows (dollars in millions):

	Six Months Ended	% of	Six Months Ended	% of
	July 4, 2003	Revenue	June 28, 2002	Revenue	Change	% Change
Power Management and Standard Analog	$164.8	31.3	$181.0	32.8	$(16.2)	(9.0)
MOS Power Devices	68.2	13.0	70.1	12.7	(1.9)	(2.7)
High Frequency Clock and Data Management	40.5	7.7	38.6	7.0	1.9	4.9
Standard Components	252.2	48.0	261.9	47.5	(9.7)	(3.7)

Total Revenues	$525.7		$551.6		$(25.9)

Average selling prices have declined across all of our product lines. However, in the high frequency clock and data management product line, volume increases and mix changes have offset these pricing declines, causing overall revenue growth in the first six months of 2003 as compared to the first six months of 2002.

Approximately 33%, 49% and 18% of our revenues during the first six months of 2003 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 38%, 43% and 19%, respectively, during the first six months of 2002. Strength in the Asia Pacific market was fueled primarily by increased sales to China as a result of our continued focus on this fast growth market.

Cost of Sales.    Cost of sales for the first six months of 2003 decreased $29.7 million, or 7.3%, to $377.9 million from $407.6 million in the first six months of 2002. This decrease is attributable to $47.9 million of cost reduction activities and $8.4 million of lower provisions for excess inventories taken during the first six months of 2003 as compared to the first six months of 2002. These factors were partially offset by an increase in unit volumes, mix changes, and an increase in freight expense of $14.5 million in the first six months of 2003 as compared to the first six months of 2002 due to the expiration of the freight sharing agreement with Motorola in 2002.

Gross Profit.    Gross profit for the first six months of 2003 increased $3.8 million, or 2.6%, to $147.8 million from $144.0 million in the first six months of 2002. As a percentage of revenues, gross profit increased to 28.1% during the first six months of 2003 from 26.0% in the first six months of 2002. To summarize the fluctuations described above, the increase in gross profit was attributable to cost reduction activities and lower provisions for excess inventories. These factors were partially offset by decreases in average selling prices and an increase in freight expense with the expiration of the freight sharing agreement with Motorola.

Operating expenses

Research and Development.    Research and development costs increased $1.2 million, or 3.6%, to $34.7 million in the first six months of 2003 compared with $33.5 million in the first six months of 2002 as we continue to focus on new product development. As a percentage of revenues, research and development costs increased to 6.6% in the first six months of 2003 as compared to 6.1% in the first six months of 2002. The primary emphasis of our new product development efforts is in the expected high growth market applications of power management and standard analog and high frequency clock and data management solutions, with approximately 80% of our overall research and development investments focused in these areas.

Selling and Marketing.    Selling and marketing expenses in the first six months of 2003 increased by $1.9 million, or 6.4%, to $31.7 million compared with $29.8 million in the first six months of 2002. The increase is attributable to a change in the commission structure for external sales representatives to reflect current market rates, increased hiring of field application engineers and management and executive hiring costs. As a percentage of revenues, selling and marketing expenses for the first six months of 2003 were 6.0% compared with 5.4% in the first six months of 2002.

General and Administrative.    General and administrative expenses decreased by $13.5 million, or 24.2%, to $42.4 million from $55.9 million in the first six months of 2002, as a result of personnel reductions and the relocation of certain functions to lower cost regions, reduced bonus accruals, and the discontinuation of the amortization of actuarial losses in 2003 in connection with the change in accounting for actuarial losses associated with our defined benefit pension plans. As a percentage of revenues, these costs decreased to 8.1% in the first six months of 2003 from 10.1% in the first six months of 2002.

Amortization of Intangible.    Amortization of intangible asset remained consistent, at $5.9 million in the first six months of 2003 compared to $6.0 million in the first six months of 2002, reflecting straight-line amortization of developed technology obtained in the acquisition of Cherry Semiconductor in April 2000. Due to the previously mentioned impairment charge relating to this asset, there will be no future amortization.

Restructuring, Asset Impairments and Other.    Restructuring, asset impairments and other charges were $34.6 million in the first six months of 2003 as compared to $10.2 million in the first six months of 2002. At July 4, 2003, we have $11.1 million accrued in relation to all of our restructuring programs and expect this amount to be paid over the next year. We expect that the savings from these programs will more than offset the expected payments in 2003.

During the second quarter of 2003, we recorded charges totaling $13.3 million associated with our worldwide restructuring programs. The charges include $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments and an additional $1.0 million associated with the termination of a supply contract that was part of the June 2002 restructuring program. Also included in restructuring, asset impairments and other charges on the consolidated statement of operations are charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 purchase of Cherry Semiconductor Corporation and the a $0.5 million write-off of a cost basis investment. As of July 4, 2003, all employees have been terminated under this restructuring plan, and the remaining liability related to this restructuring was $0.8 million.

During the second quarter of 2002, we recorded a charge of $16.7 million to cover costs associated with a worldwide restructuring program involving manufacturing, selling, general and administrative functions. The charge included $3.9 million to cover employee separation costs associated with the termination of 79 employees, $8.4 million for fixed asset impairments that were charged directly against the related assets, $2.8 million in costs related to termination of certain purchase and supply agreements, and $1.6 million of additional exit costs associated with the shutdown of our Guadalajara, Mexico facility. Employee separation costs included $1.0 million of non-cash charges associated with the modification of stock options for certain terminated employees. As of July 4, 2003, all employees have been terminated under this restructuring plan, and the remaining liability related to this restructuring was $2.5 million. We released to income $1.2 million of exit costs previously accrued in connection with a 2001 restructuring program. We also recorded a gain of $12.4 million related to a settlement with Motorola on April 8, 2002, which partially offset the charges discussed above for a net charge of $3.1 million.

During the first quarter of 2002, we recorded charges of $7.1 million (net of a $0.1 million recovery) to cover costs associated with our worldwide profitability enhancement programs. The charges primarily relate to the consolidation of manufacturing, selling and administrative functions in the U.S. and Europe. The charges included $7.2 million to cover employee separation costs associated with the termination of approximately 72 employees. Employee separation costs included $0.2 million of non-cash charges associated primarily with the acceleration of vesting of stock options for terminated employees. As of July 4, 2003, substantially all employees have been terminated under this restructuring plan, and the remaining liability related to this restructuring was $1.0 million.

Interest Expense.    Interest expense increased $3.3 million, or 4.5%, to $76.9 million for the first six months of 2003 from $73.6 million in the first six months of 2002. The higher interest expense was due to a slight increase in our weighted-average interest rate on long-term debt (including current maturities) and an increase in our total long-term debt outstanding. Our weighted average interest rate increased from to 10.7% per annum for the first six months of 2003 compared to 10.5% per annum for the first six months of 2002, computed by dividing total interest expense by our average month-end debt balances. The increases in our weighted-average interest rate and our total long-term debt are attributable to the net effect of the debt refinancings that occurred in 2002 and 2003.

Loss on Debt Prepayment.    Loss on debt prepayment of $3.5 million in first six months of 2003 and $6.5 million in the first six months of 2002 represents the write-off of debt issuance costs in connection with the debt refinancings that occurred in those respective periods.

Income Tax Provision.    We recognized an income tax provision of $4.5 million in the first six months of 2003 compared with $8.1 million in the first six months of 2002. The provision relates to income and withholding taxes of certain of our foreign operations. The decrease in the income tax provision was due to a change in the mix of income from high-tax foreign jurisdictions to lower-tax foreign jurisdictions and the recognition of certain foreign tax credits in the first six months of 2003.

Minority Interests.    Minority interests represent the portion of the net income or loss of our majority-owned Czech and Chinese subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements.

Liquidity and Capital Resources

This section discusses:

1)	Sources and uses of cash, and significant factors that influence both;

2)	Our analysis of our cash flows for the second quarter of 2003; and

3)	Our commitments and contractual obligations.

All of these factors are important to an understanding of our ability to meet our current obligations, to fund working capital, to finance expansion either by internal means or through the acquisition of other businesses, or to pay down existing debt.

To summarize our current status, our operating activities provided cash of $16.7 million in the first six months of 2003 and $12.5 million in the first six months of 2002. At July 4, 2003, we had $181.2 million in cash and cash equivalents, net working capital of $196.5 million, term or revolving debt of $1,441.6 million and a stockholders’ deficit of $750.7 million. Our long-term debt includes $520.7 million under our senior bank facilities; $191.2 million (net of discount) of our 12% first lien senior secured notes due 2010; $292.0 million (net of discount) of our 13% second lien senior secured notes due 2008; $260.0 million of our 12% senior subordinated notes due 2009; $133.4 million under a 10% junior subordinated note payable to Motorola due 2011; $23.4 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank; and $0.9 million capital lease obligation. We were in compliance with all of the covenants contained in our various debt agreements as of July 4, 2003 and expect to remain in compliance over the next twelve months.

Sources and Uses of Cash

We require cash to fund our operating expenses, including working capital requirements and outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and to pay debt service, including principal and interest and lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and targeted asset sales, including our Guadalajara, Mexico site, which is currently held for sale. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

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

Our ability to service our long-term debt, to remain in compliance with the various covenants and restrictions contained in our credit agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may beyond our control. As of July 4, 2003, $10.2 million of our $62.5 million revolving credit facility was available, reflecting outstanding loans of $37.5 million and outstanding letters of credit of $14.8 million. As of January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at anytime the amount available under our revolving credit facility is less than $2.5 million.

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

Analysis of Cash Flows

Cash flow information for the quarters ended July 4, 2003 and April 4, 2003 and six months ended July 4, 2003 and June 28, 2002 is as follows (in millions):

	Quarter ended July 4, 2003	Quarter ended April 4, 2003	Six months ended July 4, 2003	Six months ended June 28, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(57.5)	$(50.5)	$(108.0)	$(81.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36.6	36.0	72.6	74.1
Loss on debt prepayment	—	3.5	3.5	6.5
Amortization of debt issuance costs and debt discount	2.4	2.2	4.6	3.6
Provision for excess inventories	2.3	4.0	6.3	14.7
Cumulative effect of accounting change	—	21.5	21.5	—
Non-cash impairment write-down of property, plant and equipment	10.5	—	10.5	8.4
Non-cash interest on junior subordinated note payable to Motorola	3.2	3.3	6.5	5.6
Non-cash write down of intangible asset	20.8	—	20.8	—
Deferred income taxes	—	(2.5)	(2.5)	4.6
Stock compensation expense	—	0.1	0.1	1.3
Other	1.3	1.9	3.2	3.0
Changes in assets and liabilities:
Receivables	(0.7)	(12.0)	(12.7)	(2.3)
Inventories	(7.4)	(11.0)	(18.4)	7.2
Other assets	(3.5)	7.6	4.1	—
Accounts payable	5.3	33.6	38.9	(15.4)
Accrued expenses	(0.7)	(15.3)	(16.0)	(10.9)
Income taxes payable	2.0	3.8	5.8	(2.7)
Accrued interest	5.1	(20.8)	(15.7)	16.5
Deferred income on sales to distributors	(3.9)	(2.6)	(6.5)	(24.1)
Other long-term liabilities	(3.7)	1.8	(1.9)	4.2

Net cash provided by operating activities	12.1	4.6	16.7	12.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(18.4)	(6.2)	(24.6)	(27.8)
Acquisition of minority interests in consolidated subsidiaries	(1.8)	—	(1.8)	—
Proceeds from sales of property, plant and equipment	—	—	—	2.5

Net cash used in investing activities	(20.2)	(6.2)	(26.4)	(25.3)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	—	190.9	190.9	290.7
Proceeds from issuance of common stock under the employee stock purchase plan	0.2	0.2	0.4	1.2
Proceeds from stock option exercises	0.3	—	0.3	0.7
Payment of capital lease obligation	—	(9.3)	—	(1.1)
Payment of debt issuance costs	(1.3)	—	(10.6)	(11.4)
Repayment of long-term debt	—	(180.9)	(180.9)	(283.3)

Net cash provided by (used in) financing activities	(0.8)	0.9	0.1	(3.2)

Effect of exchange rate changes on cash and cash equivalents	0.1	0.3	0.4	0.9

Net increase (decrease) in cash and cash equivalents	(8.8)	(0.4)	(9.2)	(15.1)
Cash and cash equivalents, beginning of period	190.0	190.4	190.4	186.0

Cash and cash equivalents, end of period	$181.2	$190.0	$181.2	$170.9

Cash Flow Activity for the First and Second Quarters of 2003

For the quarters ended July 4, 2003 and April 4, 2003, our cash balance decreased by $8.8 million and $0.4 million, respectively. The quarter ended July 4, 2003, as compared to the quarter ended April 4, 2003, shows an improvement in net cash provided by operating activities of $7.5 million, an increase in the net cash used in investing activities of $14.0 million, and an increase of $1.7 million net cash used in financing activities.

We generated $12.1 million in net cash provided by operating activities during the second quarter of 2003 compared with $4.6 million generated in the first quarter of 2003. The increase in net cash provided by operating activities is, in part, attributable to lower interest payments in the second quarter of 2003 as compared to the first quarter of 2003, when $26.9 million of supplemental interest charges were paid. This increase offset by other changes in net working capital.

We used $20.2 million in investing activities in the second quarter of 2003 as compared to $6.2 million in the first quarter of 2003, primarily driven by an increase in capital expenditures to $18.4 million in the second quarter of 2003 from $6.2 million in the first quarter of 2003. Despite this increase, our need for incremental property, plant or equipment has been significantly reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods.

Financing activities during the second quarter of 2003 resulted in a net cash outflow of $0.8 million compared to a net cash inflow of $0.9 million in the first quarter of 2003. During the second quarter of 2003, our financing activities consisted of the payment of debt issuance costs in connection with our debt refinancing that occurred in the first quarter of 2003 and proceeds received from stock option exercises and the issuance of common stock under our employee stock purchase plan. During the first quarter of 2003, we refinanced a portion of our long term debt by issuing $200.0 million of senior secured notes and used the net cash proceeds of $180.9 million (net of discount and issuance costs) to prepay a portion of our senior bank facilities, including $25.0 million used to repay borrowings under our revolving credit facility and permanently reduce the commitments thereunder by such amount.

Cash Flow Activity for the First Six Months of 2003 and 2002

For the first six months of 2003 and 2002, we used $9.2 million and $15.1 million in cash, respectively. The first six months of 2003, as compared to the first six months of 2002, shows an improvement in net cash provided by operating activities of $4.2 million, an increase in the net cash used in investing activities of $1.1 million, and a decrease of $3.3 million in net cash used in financing activities.

We generated $16.7 million in net cash provided by operating activities during the first six months of 2003 compared to $12.5 million in net cash provided by operating activities in the first six months of 2002. This $4.2 million improvement is the result of reduced costs resulting from our restructuring program and working capital improvements, offset by increased interest payments (including supplemental interest payments) of $34.4 million in the first six months of 2003 and the receipt of $10.6 million in the first six months of 2002 related to a settlement with Motorola.

We used $26.4 million in net cash from investing activities in the first six months of 2003 as compared to $25.3 million in the first six months of 2002, both of which were due primarily to capital expenditures. Our need for incremental property, plant or equipment has been significantly reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods. As a result, we have been selective in purchasing new equipment.

Financing activities during the first six months of 2003 have resulted in net cash provided of $0.1 million compared to cash used of $3.2 million in the first six months of 2002. Debt refinancings occurring in the first six months of 2003 and 2002 accounted for the majority of the cash flows during those periods, with the remainder due to proceeds from stock option exercises and the issuance of common stock under our employee stock purchase plan.

EBITDA

While earnings before interest, taxes, depreciation and amortization (“EBITDA”) is not intended to represent cash flow from operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, we use this measure to assess our ability to meet our future debt service, capital expenditure and working capital requirements. The following table sets forth our EBITDA for the quarters ended July 4, 2003, April 4, 2003 and June 28, 2002, and the six months ended July 4, 2003 and June 28, 2002, with a reconciliation to cash flows provided by operating activities, the most directly comparable liquidity measure under generally accepted accounting principles:

	Quarter Ended			Six Months Ended
	July 4,	April 4,	June 28,	July 4,	June 28,
	2003	2003	2002	2003	2002
Net loss	$(57.5)	$(50.5)	$(31.8)	$(108.0)	$(81.8)
Plus:
Depreciation and amortization	36.6	36.0	36.7	72.6	74.1
Interest expense, net of interest income	38.5	38.4	37.6	76.9	73.6
Income tax provision	2.3	2.2	4.0	4.5	8.1

EBITDA	19.9	26.1	46.5	46.0	74.0
Increase (decrease):
Interest expense, net of interest income	(38.5)	(38.4)	(37.6)	(76.9)	(73.6)
Income tax provision	(2.3)	(2.2)	(4.0)	(4.5)	(8.1)
Loss on debt prepayment	—	3.5	6.5	3.5	6.5
Amortization of debt issuance costs and debt discount	2.4	2.2	2.0	4.6	3.6
Provision for excess inventories	2.3	4.0	4.0	6.3	14.7
Cumulative effect of accounting change	—	21.5	—	21.5	—
Non-cash impairment write-down of property, plant and equipment	10.5	—	8.4	10.5	8.4
Non-cash interest on junior subordinated note payable to Motorola	3.2	3.3	2.9	6.5	5.6
Non-cash impairment write down of other long-lived assets	21.3	—	—	21.3	—
Deferred income taxes	—	(2.5)	3.9	(2.5)	4.6
Stock compensation expense	—	0.1	1.0	0.1	1.3
Other	0.8	1.9	2.4	2.7	3.0
Changes in operating assets and liabilities	(7.5)	(14.9)	(4.7)	(22.4)	(27.5)

Net cash provided by operating activities	$12.1	$4.6	$31.3	$16.7	$12.5

Commercial Commitments and Contractual Obligations

Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, pension obligations and our redeemable preferred stock. The following tables summarize our commercial commitments and contractual obligations at July 4, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Amount of Commitment by Expiration Period

Commercial commitments	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Standby letter of credit	$18.7	$9.6	$6.5	$—	$0.6	$—	$2.0

Total commercial commitments	$18.7	$9.6	$6.5	$—	$0.6	$—	$2.0

Payments Due by Period
Contractual obligations	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Long-term debt	$1,441.6	$12.3	$16.0	$155.8	$194.5	$176.8	$886.2
Operating leases	18.9	5.0	7.2	4.1	2.3	0.3	—
Purchase obligations	84.5	50.0	20.7	11.2	2.6	—	—
Other long-term obligations—pension plan	36.5	4.0	11.8	20.7	—	—	—
Redeemable preferred stock (including future dividends)	188.5	—	—	—	—	—	188.5

Total contractual cash obligations	$1,770.0	$71.3	$55.7	$191.8	$199.4	$177.1	$1,074.7

Our long-term debt includes $520.7 million under senior bank facilities, $191.2 million of senior secured notes (net of unamortized discount) due 2010, $292.0 million of senior secured notes (net of unamortized discount) due 2008, $260.0 million of senior subordinated notes due 2009, $133.4 million under the junior subordinated note payable to Motorola, $23.4 million under a note payable to a Japanese bank, $20.0 million under a loan facility with a Chinese bank, and $0.9 million capital lease obligation. In regards to our loan facility with a Chinese bank, we are in refinancing discussions with the bank at this time. Under the current agreement we have the ability to extend the maturity of this loan for three years under the same terms and conditions.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In addition, we have the following purchase obligations at July 4, 2003:

	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Capital purchase obligations	$1.1	$1.1	$—	$—	$—	$—	$—
Foundry and inventory purchase obligations	35.8	32.8	3.0	—	—	—	—
Mainframe support	22.1	5.0	8.0	7.4	1.7	—	—
Various information technology and communication services	22.8	9.1	9.0	3.8	0.9	—	—
Other	2.7	2.0	0.7	—	—	—	—

	$84.5	$50.0	$20.7	$11.2	$2.6	$—	$—

Our other long-term commitments consist of the minimum funding requirements relating to our U.S. and foreign pension plans. (See Note 14 “Employee Benefit Plans” of the notes to our 10-K filed with the SEC on March 25, 2003.) In regards to the U.S. pension plan, we reevaluated our current actuarial assumptions in light of the actual returns experienced, current annuity rates and the expected termination of the U.S. pension plan as of December 31, 2004 with the subsequent payment of benefits in 2005. We expect pension expense to be approximately $6 million over the remaining life of the plan with a related cash funding requirement of $32 million. Upon the termination of the U.S. pension plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits.

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

Off-Balance Sheet Arrangements

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses due to intellectual property infringement, property damage including environmental contamination, personal injury, failure to comply with applicable laws, our negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

We are a party to various agreements with Motorola, a former affiliate, which were entered into in connection with our separation from Motorola. Pursuant to these agreements, we have agreed to indemnify Motorola for losses due to, for example, breach of representations and warranties and covenants, damages arising from assumed liabilities or relating to allocated assets, and for specified environmental matters. Our obligations under these agreements may be limited in terms of time and/or amount and payment by us is conditioned on Motorola making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge Motorola’s claims.

We provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid.

In addition to the above, from time to time we provide standard representations and warranties to counterparties in contracts in connection with sales of our securities and the engagement of financial advisors and also provides indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by us.

While our future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under any of these indemnities have not had a material effect on our business, financial condition, results of operations or cash flows. Additionally, we do not believe that any amounts that we may be required to pay under these indemnities in the future will be material to our business, financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 required the reclassification within our consolidated statement of operations and comprehensive loss of losses on debt prepayments previously classified as extraordinary items which totaled $6.5 million for the quarter and six months ended June 28, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by us after December 31, 2002. We applied the provisions of SFAS No. 146 to our 2003 restructuring activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FAS 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2002. The interim disclosure requirements were effective in the first quarter of 2003 and are provided in Note 6 “Loss per Common Share”. We have no plans to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 4 “Balance Sheet Information.” The adoption of FIN No. 45 did not have a material effect on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact that this pronouncement will have on our financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. We do not currently have any financial instruments that fall within the scope of SFAS No. 150.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to the third quarter 2003 revenues, gross margins, cost reductions, pricing pressures, 2003 capital expenditures, lack of positive earnings per share in the fourth quarter of 2003 and similar matters for the quarter and the year. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, our transfer to the Nasdaq SmallCap Market (including impairment of the marketability and liquidity of our common stock, the impairment of our ability to raise capital and other risks associated with trading on the Nasdaq SmallCap Market), risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2002 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At July 4, 2003, our long-term debt (including current maturities) totaled $1,441.6 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $900.9 million. We do have interest rate exposure with respect to the $520.7 million outstanding balance on our senior bank facilities and our $20.0 million loan facility with a Chinese bank due to their variable interest rate pricing; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of July 4, 2003, we had two interest rate swaps covering $155.0 million of our variable interest rate debt. A 50 basis point increase in interest rates would not materially change our expected annual interest expense of approximately $150 million for the next twelve months.

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

Item 4.  Controls and Procedures

(a) As of the end of the quarter ended July 4, 2003, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 or 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) There have been no changes in our internal controls over financial reporting during this quarter that materially affected, or are reasonably likely to materially affect, our controls.

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

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us, certain of our former officers, a current and former director of the Company, and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against us have all been transferred to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of our individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the litigation. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against us under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to us and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their initial public offerings.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, however, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at our 2003 Annual Meeting of Stockholders held on May 21, 2002.

Election of Directors.    Each of the following three persons was elected as a Class III Director, to hold office for a three-year term expiring at the 2006 Annual Meeting or until his successor has been duly elected and qualified, or until the earlier of his resignation, removal or disqualification:

Nominee	For	Withheld
Curtis J. Crawford	168,556,749	198,625
Richard W. Boyce	167,859,224	896,150
William A. Franke	168,565,302	190,072

2000 Stock Incentive Plan.    A proposal to amend our 2000 Stock Incentive Plan to increase the number of shares of our common stock issuable under the plan and to increase the maximum number of shares of common stock that may be granted to any participant in one fiscal year was approved by the following votes:

For:	161,108,256
Against:	1,145,109
Abstain:	18,925

Independent Accountants.    Appointment of PricewaterhouseCoopers LLP, as our independent accountants to audit our consolidated financial statements for 2003, was ratified by the following votes:

For:	167,735,095
Against:	1,016,592
Abstain:	3,687

Item 5.  Other Information

Pre-Approval of Non-Audit Related Services of PricewaterhouseCoopers LLP

As summarized below, during the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”), pre-approved certain non-audit related services to be provided by our independent accountants, PricewaterhouseCoopers LLP. During a meeting on July 28, 2003, the Committee pre-approved non-audit related services to be performed, consisting of tax and other services. During a meeting on August 4, 2003, the Committee pre-approved non-audit related services to be performed consisting of tax services.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits—

Exhibit No.	Description

Exhibit 10.1	2000 Stock Incentive Plan amended and restated as of May 21, 2003(1)

Exhibit 10.2	First Amendment to the ON Semiconductor Corporation (fka SCG Holding Corporation) Executive Deferred Compensation Plan, as previously amended, dated September 19, 2000 (incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-107895 filed with the Commission on August 12, 2003)(1)

Exhibit 18	Letter from PricewaterhouseCoopers LLP, re Change in Accounting Principles

Exhibit 31.1	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (CEO)

Exhibit 31.2	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (CFO)

Exhibit 32	Certification Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (CEO & CFO)

(1)	Management contract or compensatory plan, contract or arrangement.

(b)    Reports on Form 8-K—

During the second quarter of 2003 we filed two reports on Form 8-K (1) dated and filed on May 1, 2003, and (2) dated June 19, 2003 and filed on June 20, 2003.

The May 1, 2003 report was filed pursuant to Items 7 and 9, reported the announcement of our consolidated financial results for the quarter ended April 4, 2003, and included as an exhibit a news release dated May 1, 2003 titled “ON Semiconductor Reports First Quarter 2003 Results.” The discussion under Item 9 of this Form 8-K and the attached exhibit were provided under “Item 12. Results of Operations and Financial Condition” of the Form 8-K and were furnished to, but not filed with, the Securities and Exchange Commission.

The June 19, 2003 report was filed pursuant to Items 7 and 9, reported the announcement that we were updating our guidance for second quarter 2003 results, and included as an exhibit a news release dated June 19, 2003 titled “ON Semiconductor Updates Guidance for Second Quarter 2003 Results.” The discussion under Item 9 of this Form 8-K and the attached exhibit were provided under “Item 12. Results of Operations and Financial Condition” of the Form 8-K and were furnished to, but not filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2003	ON SEMICONDUCTOR CORPORATION

/s/ DONALD COLVIN By: Donald Colvin Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBITS

Exhibit No.	Description
Exhibit 10.1	2000 Stock Incentive Plan amended and restated as of May 21, 2003 (1)
Exhibit 10.2	First Amendment to the ON Semiconductor Corporation (fka SCG Holding Corporation) Executive Deferred Compensation Plan, as previously amended, dated September 19, 2000 (incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-107895 filed with the Commission on August 12, 2003) (1)
Exhibit 18	Letter from PricewaterhouseCoopers LLP, re Change in Accounting Principles
Exhibit 31.1	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (CEO)
Exhibit 31.2	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (CFO)
Exhibit 32	Certification Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (CEO & CFO)

(1)	Management contract or compensatory plan, contract or arrangement.