Form 10-Q
period 2003-10-03
ON SEMICONDUCTOR CORP
filed 2003-11-07
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 3, 2003:

Class	Number of Shares
Common Stock; $.01 par value	216,492,830

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

	October 3, 2003	December 31, 2002 (1)
	(unaudited)
Assets
Cash and cash equivalents	$183.6	$190.4
Receivables, net (including $10.2 and $4.7 due from Motorola)	152.4	115.4
Inventories, net	172.4	163.5
Other current assets	35.2	39.4
Deferred income taxes	7.2	6.4

Total current assets	550.8	515.1
Property, plant and equipment, net	519.9	585.3
Deferred income taxes	1.9	—
Goodwill, net	77.3	77.3
Intangible asset, net	—	26.7
Other assets	39.5	39.0

Total assets	$1,189.4	$1,243.4

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable (including $0.8 and $0.1 payable to Motorola)	$121.4	$74.1
Accrued expenses (including $0 and $0.7 payable to Motorola)	92.7	100.6
Income taxes payable	19.2	11.0
Accrued interest	22.2	43.6
Deferred income on sales to distributors	64.4	70.8
Current portion of long-term debt	23.9	19.8

Total current liabilities	343.8	319.9
Long-term debt (including $136.7 and $126.9 payable to Motorola)	1,269.0	1,403.4
Other long-term liabilities	37.5	42.9
Deferred income taxes	—	2.2

Total liabilities	1,650.3	1,768.4

Commitments and contingencies (See Note 9)	—	—

Minority interests in consolidated subsidiaries	26.2	27.0

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 100,000 shares authorized,10,000 shares issued and outstanding; 8% annual dividend rate; liquidation value - $100.0 plus $17.6 and $10.9 of accrued dividends)	116.8	110.1

Common stock ($0.01 par value, 500,000,000 shares authorized, 216,323,816 and 176,439,900 shares issued and outstanding)	2.2	1.8
Additional paid-in capital	892.0	737.4
Accumulated other comprehensive income (loss)	(6.8)	(34.3)
Accumulated deficit	(1,491.3)	(1,367.0)

Total stockholders’ equity (deficit)	(603.9)	(662.1)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,189.4	$1,243.4

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor Company Limited described in Note 1.

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002 (1)	October 3, 2003	September 27, 2002 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues (including $21.8, $24.8, $57.6 and $65.0 from Motorola)	$264.8	$273.6	$790.5	$825.2
Cost of sales	190.7	194.6	568.6	602.2

Gross profit	74.1	79.0	221.9	223.0

Operating expenses:
Research and development	16.6	16.9	51.3	50.4
Selling and marketing	14.8	14.9	46.5	44.7
General and administrative	19.0	23.8	61.4	79.7
Amortization of intangible asset	—	3.0	5.9	9.0
Restructuring, asset impairments and other	(3.3)	—	31.3	10.2

Total operating expenses	47.1	58.6	196.4	194.0

Operating income	27.0	20.4	25.5	29.0

Other income (expenses), net:
Interest expense	(37.8)	(37.6)	(114.7)	(111.2)
Loss on debt prepayment	(2.9)	—	(6.4)	(6.5)

Other income (expenses), net	(40.7)	(37.6)	(121.1)	(117.7)

Loss before income taxes, minority interests and cumulative effect of accounting change	(13.7)	(17.2)	(95.6)	(88.7)
Income tax provision	(1.8)	(3.2)	(6.3)	(11.3)
Minority interests	(0.8)	(0.1)	(0.9)	(2.3)

Net loss before cumulative effect of accounting change	(16.3)	(20.5)	(102.8)	(102.3)
Cumulative effect of accounting change (See Note 3)	—	—	(21.5)	—

Net loss	(16.3)	(20.5)	(124.3)	(102.3)
Less: Redeemable preferred stock dividends	(2.3)	(2.1)	(6.7)	(6.3)

Net loss applicable to common stock	$(18.6)	$(22.6)	$(131.0)	$(108.6)

Comprehensive loss:
Net loss	$(16.3)	$(20.5)	$(124.3)	$(102.3)
Foreign currency translation adjustments	2.5	(0.2)	2.8	1.5
Additional minimum pension liability adjustment	—	—	19.6	—
Effects of cash flows hedges	2.2	(0.7)	5.3	1.3
Unrealized losses on deferred compensation plan investments	(0.2)	—	(0.2)	—

Comprehensive loss	$(11.8)	$(21.4)	$(96.8)	$(99.5)

Loss per common share:
Basic	$(0.10)	$(0.13)	$(0.74)	$(0.62)

Diluted	$(0.10)	$(0.13)	$(0.74)	$(0.62)

Weighted average common shares outstanding:
Basic	179.5	175.8	177.5	175.4

Diluted	179.5	175.8	177.5	175.4

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor Company Limited described in Note 1.

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002 (1)	October 3, 2003	September 27, 2002 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(16.3)	$(20.5)	$(124.3)	$(102.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28.0	36.9	100.6	111.0
Write-off of debt issuance costs	2.5	—	6.0	6.5
Amortization of debt issuance costs and debt discount	2.3	2.1	6.9	5.7
Provision for excess inventories	2.1	1.7	8.4	16.4
Cumulative effect of accounting change	—	—	21.5	—
Non-cash impairment write-down of property, plant and equipment	—	3.0	10.5	11.4
Non-cash interest on junior subordinated note payable to Motorola	3.3	3.0	9.8	8.6
Non-cash writedown of intangible asset	—	—	20.8	—
Deferred income taxes	(2.3)	(0.7)	(4.8)	3.9
Stock compensation expense	—	—	0.1	1.3
Other	(3.6)	0.2	(0.4)	3.2
Changes in assets and liabilities:
Receivables	(22.3)	0.9	(35.0)	(1.4)
Inventories	1.1	(1.2)	(17.3)	6.0
Other assets	(4.0)	(7.1)	0.1	(7.1)
Accounts payable	8.0	(5.6)	46.9	(21.0)
Accrued expenses	7.5	(6.2)	(8.5)	(17.1)
Income taxes payable	2.4	12.1	8.2	9.4
Accrued interest	(5.7)	6.2	(21.4)	22.7
Deferred income on sales to distributors	0.1	(2.7)	(6.4)	(26.8)
Other long-term liabilities	(1.9)	(0.3)	(3.8)	3.9

Net cash provided by operating activities	1.2	21.8	17.9	34.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(16.9)	(9.4)	(41.5)	(37.2)
Acquisition of minority interests in consolidated subsidiaries	—	—	(1.8)	—
Proceeds from sales of property, plant and equipment	13.2	0.8	13.2	3.3

Net cash used in investing activities	(3.7)	(8.6)	(30.1)	(33.9)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	99.5	—	290.4	290.7
Proceeds from issuance of common stock under the employee stock purchase plan	0.3	—	0.7	1.2
Proceeds from stock option exercises	2.4	—	2.7	0.7
Proceeds from exercise of warrants	1.4	—	1.4	—
Proceeds from issuance of common stock, net of offering expenses	158.1	—	158.1	—
Payment of capital lease obligation	—	—	—	(1.1)
Payment of debt issuance costs	(3.6)	(0.2)	(14.2)	(11.6)
Repayment of long-term debt	(253.8)	—	(434.7)	(283.3)

Net cash provided by (used in) financing activities	4.3	(0.2)	4.4	(3.4)

Effect of exchange rate changes on cash and cash equivalents	0.6	(0.1)	1.0	0.8

Net increase (decrease) in cash and cash equivalents	2.4	12.9	(6.8)	(2.2)
Cash and cash equivalents, beginning of period	181.2	170.9	190.4	186.0

Cash and cash equivalents, end of period	$183.6	$183.8	$183.6	$183.8

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor Company Limited described in Note 1.

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

In the second quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN No. 46”). FIN No. 46 requires that certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The Company determined that its investment in Leshan-Phoenix Semiconductor Company Limited (“Leshan”) meets the definition of a VIE and that the Company is the primary beneficiary; therefore, the investment in Leshan should be consolidated under FIN No. 46. The Company had previously accounted for its investment in Leshan using the equity method. While consolidation of the Company’s investment in Leshan did not impact the previously reported net income (loss) or stockholders’ equity (deficit), financial information of prior periods has been revised for comparative purposes as allowed by FIN No. 46.

The accompanying unaudited financial statements as of October 3, 2003 and for the three months and nine months ended October 3, 2003 and September 27, 2002, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2002 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 and our Current Report on Form 8-K as filed with the SEC on September 9, 2003.

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

Note 2:  Liquidity

During the quarter and nine months ended October 3, 2003, the Company incurred a net loss of $16.3 million and $124.3 million, respectively, compared to a net loss of $20.5 million and $102.3 million, respectively, for the quarter and nine months ended September 27, 2002. The Company’s net loss included a net gain from restructuring, asset impairments and other of $3.3 million for the quarter ended October 3, 2003 and a net charge of $31.3 million for the nine months ended October 3, 2003, respectively as compared to net charges of $0 and $10.2 million for the quarter and nine months ended September 27, 2002, respectively. The Company’s net loss for the first nine months of 2003 also included a charge of $21.5 million relating to a change in accounting principle described in Note 3. Net cash provided by operating activities was $1.2 million and $17.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

million in the quarter and nine months ended October 3, 2003, respectively, as compared to net cash provided by operating activities of $21.8 million and $34.3 million for the quarter and nine months ended September 27, 2002, respectively.

At October 3, 2003, the Company had $183.6 million in cash and cash equivalents, net working capital of $207.0 million, term or revolving debt of $1,292.9 million and a stockholders’ deficit of $603.9 million. The Company’s long-term debt includes $367.9 million under its senior bank facilities; $292.3 million (net of discount) of its 13% second lien senior secured notes due 2008; $191.4 million (net of discount) of its 12% first lien senior secured notes due 2010; $260.0 million of its 12% senior subordinated notes due 2009; $136.7 million under a 10% junior subordinated note payable to Motorola due 2011; $23.6 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank and $1.0 million under a capital lease obligation. The Company was in compliance with all of the covenants contained in its various debt agreements as of October 3, 2003 and expects to remain in compliance over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as to enable it to maintain compliance with its various debt agreements through October 3, 2004. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

Note 3:  Accounting Change

During the second quarter of 2003, the Company changed its method of accounting for net unrecognized actuarial gains or losses relating to its defined benefit pension obligations. Historically, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, the Company will no longer defer actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.12 per share, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations and comprehensive loss for the nine months ended October 3, 2003. The effect of the change on the quarter ended October 3, 2003 was to decrease the Company’s net loss by $1.6 million or $0.01 per share, both before and after income taxes. The effect of the change on the nine months ended October 3, 2003 was to decrease the loss before cumulative effect of accounting change by $4.8 million or $0.03 per share, both before and after income taxes, and to increase the net loss by $16.7 million or $0.09 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The effect of the accounting change on the quarter and nine months ended September 27, 2002 is as follows (in millions, except per share data):

	Quarter Ended	Nine Months Ended
	September 27, 2002	September 27, 2002
	(Pro forma)	(Pro forma)
Reported net loss	$(20.5)	$(102.3)
Add back: Amortization of actuarial losses	1.2	3.7

Pro forma net loss	$(19.3)	$(98.6)

Loss per share- basic
Reported net loss	$(0.13)	$(0.62)
Add back: Amortization of actuarial losses	0.01	0.02

Pro forma net loss	$(0.12)	$(0.60)

Loss per share- diluted
Reported net loss	$(0.13)	$(0.62)
Add back: Amortization of actuarial losses	0.01	0.02

Pro forma net loss	$(0.12)	$(0.60)

Weighted average common shares outstanding:
Basic	175.8	175.4

Diluted	175.8	175.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4:  Balance Sheet Information

Balance sheet information is as follows (in millions):

	October 3, 2003	December 31, 2002 (1)
Receivables, net:
Accounts receivable	$154.7	$117.3
Less: Allowance for doubtful accounts	(2.3)	(1.9)

	$152.4	$115.4

Inventories, net:
Raw materials	$17.2	$15.5
Work in process	109.8	109.8
Finished goods	85.2	81.9

Total inventory	212.2	207.2
Less: Inventory reserves	(39.8)	(43.7)

	$172.4	$163.5

Property, plant and equipment, net:
Land	$15.9	$23.6
Buildings	363.6	357.4
Machinery and equipment	1,029.1	1,046.4

Total property, plant and equipment	1,408.6	1,427.4
Less: Accumulated depreciation	(888.7)	(842.1)

	$519.9	$585.3

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Intangible asset, net: (See Note 5)
Developed technology	$—	$59.3
Less: Accumulated amortization	—	(32.6)

	$—	$26.7

Other assets:
Debt issuance costs	$36.4	$33.7
Other	3.1	5.3

	$39.5	$39.0

Accrued expenses:
Accrued payroll	$32.7	$27.9
Sales related reserves	16.7	14.2
Restructuring reserves	9.7	19.5
Other	33.6	39.0

	$92.7	$100.6

Other long-term liabilities:
Accrued retirement benefits	$30.4	$33.7
Cash flow hedge liability	5.9	8.2
Other	1.2	1.0

	$37.5	$42.9

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$0.8	$(2.0)
Minimum pension liability	—	(19.6)
Net unrealized losses and adjustments related to cash flow hedges	(6.8)	(12.1)
Unrealized losses on deferred compensation plan investments	(0.8)	(0.6)

	$(6.8)	$(34.3)

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor Company Limited described in Note 1.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the nine months ended October 3, 2003 is as follows (in millions):

Balance as of December 31, 2002	$2.7
Provision	—
Usage	(0.3)
Reserved released	(0.9)

Balance as of October 3, 2003	$1.5

Note 5:  Restructuring, Asset Impairments and Other

Activity related to the Company’s restructuring charges and asset impairments is as follows (in millions):

	Reserve Balance at 12/31/02	2003 Charges	2003 Usage	2003 Adjustments	Reserve Balance at 10/03/03
September 2003
Cash employee separation charges	$—	$1.4	$(0.2)	$—	$1.2

September 2003 restructuring reserve balance	—				1.2

June 2003
Cash employee separation charges	—	0.4	(0.4)	—	—
Cash exit costs	—	1.4	(1.4)	—	—
Non-cash fixed asset write-offs	—	10.5	(10.5)	—	—
Non-cash impairment of other long-lived assets	—	21.3	(21.3)	—	—

June 2003 restructuring reserve balance	—				—

December 2002
Cash employee separation charges	9.9	—	(6.2)	—	3.7
Cash exit costs	1.8	—	(1.1)	—	0.7

December 2002 restructuring reserve balance	11.7				4.4

June 2002
Cash employee separation charges	0.4	—	(0.4)	—	—
Cash exit costs	1.5	—	—	1.0	2.5

June 2002 restructuring reserve balance	1.9				2.5

March 2002
Cash employee separation charges	3.0	—	(2.3)	0.1	0.8

March 2002 restructuring reserve balance	3.0				0.8

December 2001
Cash employee separation charges	0.1	—	—	(0.1)	—

December 2001 restructuring reserve balance	0.1				—

June 2001
Cash exit costs	2.8	—	(1.9)	(0.1)	0.8

June 2001 restructuring reserve balance	2.8				0.8

	$19.5	$35.0	$(45.7)	$0.9	$9.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reconciles the restructuring charges and asset impairments in the preceding table to the “Restructuring, asset impairments and other” caption on the statement of operations and comprehensive loss for the quarter and nine months ended October 3, 2003:

	Quarter Ended October 3, 2003	Nine Months Ended October 3, 2003
2003 restructuring and asset impairments	$1.4	$35.0
2003 adjustments to prior restructuring charges	(0.1)	0.9
Less: Gain on sale of Guadalajara facility	(4.6)	(4.6)

Total restructuring, asset impairment and other	$(3.3)	$31.3

September 2003 Restructuring Program and Other

In September 2003, the Company recorded a $4.6 million gain in connection with the sale of the Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2001 restructuring programs as described below and an additional $0.1 million charge associated with its March 2002 restructuring program.

As of the end of the third quarter of 2003, all impacted employees had been terminated, and the Company currently expects to pay the remaining employee severance costs by December 2004.

June 2003 Restructuring Program, Asset Impairments and Other

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

The employee separation costs reflected further reductions in general and administrative staffing levels primarily in the United States. As of the end of the third quarter of 2003, all impacted employees had been terminated, and the Company had made all severance payments.

The lease and contract termination exit costs relate to the exit of certain sales and administrative offices in Bermuda and Europe and the termination of other purchase and supply agreements. As of the end of third quarter 2003 all associated exit costs had been paid.

The $10.5 million of asset impairments included $3.3 million associated with an assembly and test packaging production line in Malaysia which was written down to estimated fair value based on its future net discounted cash flows.. Additionally, the Company identified certain buildings, machinery, software and equipment that would no longer be used internally due to the continued consolidation of manufacturing and general and administrative functions primarily in the United States and recorded a charge of $7.2 million to write-down the remaining carrying value of these assets to their net realizable value.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

December 2002 Restructuring Program

The remaining restructuring reserves of $4.4 million at October 3, 2003 are comprised of $3.7 million and $0.7 million related to employee separation costs associated with approximately 60 employees and lease termination and other exit costs, respectively. The Company expects to settle its remaining obligations related to this restructuring program by June 2004.

June 2002 Restructuring Program

The remaining restructuring reserve at October 3, 2003 relates to estimated termination charges associated with a supply agreement. The Company is currently in negotiations to settle this obligation and increased the related reserve by $1.0 million in June 2003 to $2.5 million.

March 2002 Restructuring Program

The remaining restructuring reserve of $0.8 million at October 3, 2003 relates to the unpaid separation costs associated with terminated employees to be paid by June 2004. During the third quarter of 2003 the Company accrued an additional $0.1 million related to the restructuring program based on its analysis of remaining severance benefit payments.

December 2001 Restructuring Program

As of October 3, 2003, all impacted employees had been terminated and all related severance payments had been made. The Company released the remaining reserve of $0.1 to income during the third quarter of 2003.

June 2001 Restructuring Program

All employees have been terminated under the program and all severance payments have been made. The remaining exit costs are related to the closure of the Guadalajara, Mexico facility which was sold in the third quarter of 2003. In the third quarter of 2003, the Company reversed $0.1 million of amounts previously accrued based on its analysis of remaining exit costs (which are expected to be paid by June 2004).

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6:  Common Stock

On September 23, 2003, the Company completed a public offering (the “September 2003 Equity Offering”) of common stock registered pursuant its shelf registration statement originally filed with the Securities and Exchange Commission on April 24, 2002 (as amended on March 14, 2003). In connection with this offering, the Company issued approximately 37.0 million shares (including approximately 2.2 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $4.50 per share. The net proceeds from this offering were $156.5 million after deducting the underwriting discount of $8.2 million ($0.225 per share) and estimated offering expenses of $1.7 million (including $1.6 million that were unpaid as of October 3, 2003). The Company used the net proceeds to prepay $152.7 million of its senior bank facilities and to cover $3.8 million of costs associated with the amendment to its senior bank facilities as described in Note 8: “Long-Term Debt”. In connection with this prepayment, the Company wrote off $2.5 million of debt issuance costs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7:  Loss per Common Share

Basic loss per share is computed by dividing net loss adjusted for dividends accrued on the Company’s redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted loss per share generally assumes the conversion of the convertible redeemable preferred stock into common stock and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options if such conversions or exercises are dilutive. The number of incremental shares issuable upon the assumed conversion of the convertible redeemable preferred stock is calculated by applying the if-converted method. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method.

Loss per share calculations for the three months and nine months ended October 3, 2003 and September 27, 2002 are as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net loss before reedemable preferred stock dividends and cumulative effect of accounting change	$(16.3)	$(20.5)	$(102.8)	$(102.3)
Less: Redeemable preferred stock dividends	(2.3)	(2.1)	(6.7)	(6.3)

Net loss applicable to common stock before cumulative effect of accounting change	(18.6)	(22.6)	(109.5)	(108.6)
Cumulative effect of accounting change	—	—	(21.5)	—

Net loss applicable to common stock	$(18.6)	$(22.6)	$(131.0)	$(108.6)

Basic weighted average common shares outstanding	179.5	175.8	177.5	175.4
Add incremental shares for :
Dilutive effect of stock options	—	—	—	—
Convertible redeemable preferred stock	—	—	—	—

Diluted weighted average common shares outstanding	179.5	175.8	177.5	175.4

Loss per share:

Basic
Net loss applicable to common stock before cumulative effect of accounting change	$(0.10)	$(0.13)	$(0.62)	$(0.62)
Cumulative effect of accounting change	—	—	(0.12)	—

Net loss applicable to common stock	$(0.10)	$(0.13)	$(0.74)	$(0.62)

Diluted
Net loss applicable to common stock before extraordinary loss and cumulative effect of accounting change	$(0.10)	$(0.13)	$(0.62)	$(0.62)
Cumulative effect of accounting change	—	—	(0.12)	—

Net loss applicable to common stock	$(0.10)	$(0.13)	$(0.74)	$(0.62)

As a result of the net loss experienced for the three months and nine months ended October 3, 2003 and the three months and nine months ended September 27, 2002, the number of incremental common shares relating to the assumed conversion of the convertible redeemable preferred stock (40.9 million, 40.1 million, 37.8 million and 37.1 million, respectively) and employee stock options where the exercise price was less than the average market price of the Company’s common shares during the periods, (8.1 million, 3.9 million, 1.6 million, and 2.7 million, respectively) were excluded from the calculation of loss per share as the related impacts were anti-dilutive. Common shares relating to employee stock options where the exercise price exceeded the average

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

market price of the Company’s common shares during the periods were also excluded from the diluted earnings per share calculation. These excluded options totaled 6.5 million and 13.1 million in the three months and nine months ended October 3, 2003, respectively, and 14.3 million and 10.5 million in the three months and nine months ended September 27, 2002, respectively.

The Company accounts for employee stock options related to its common stock in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and provides the pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure”. The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the three months and nine months ended October 3, 2003 and September 27, 2002 would have been increased to the pro forma amounts indicated below (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net loss, as reported	$(16.3)	$(20.5)	$(124.3)	$(102.3)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	0.1	1.3
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.7)	(3.6)	(11.2)	(11.0)

Pro forma net loss	(20.0)	(24.1)	(135.4)	(112.0)
Less: Redeemable preferred stock dividends	(2.3)	(2.1)	(6.7)	(6.3)

Pro forma net loss applicable to common stock	$(22.3)	$(26.2)	$(142.1)	$(118.3)

Earnings per share:
Basic—as reported	$(0.10)	$(0.13)	$(0.74)	$(0.62)

Basic—pro forma	$(0.12)	$(0.15)	$(0.80)	$(0.67)

Diluted—as reported	$(0.10)	$(0.13)	$(0.74)	$(0.62)

Diluted—pro forma	$(0.12)	$(0.15)	$(0.80)	$(0.67)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of option grants during the respective periods has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Employee Stock Options
Expected life (in years)	5	5	5	5
Risk-free interest rate	3.20%	3.89%	3.05%	4.55%
Volatility	1.04	0.70	0.74	0.70

Employee Stock Purchase Plan
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.89%	1.72%	1.10%	1.75%
Volatility	1.04	0.70	0.79	0.70

The weighted-average estimated fair value of employee stock options granted during the third quarters of 2003 and 2002 and the first nine months of 2003 and 2002 was $2.94, $1.65, $1.03 and $2.20 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during the third quarters of 2003 and 2002 and the first nine months of 2003 and 2002 was $0.85, $0.50, $0.46 and $0.71 per share, respectively.

Note 8:  Long-Term Debt

In September 2003, the Company amended its senior bank facilities to, among other things:

•	Provide the Company with additional Tranche D term loans under its senior bank facilities aggregating $100 million, the entire amount of which was borrowed simultaneously with the completion of the equity offering described in Note 6;

•	Permit the Company to apply the net proceeds from equity offerings by it or any of its subsidiaries (including the equity offering described in Note 6) and borrowings under the additional Tranche D term loans to prepay scheduled principal installments of all term loan borrowings outstanding under its senior bank facilities in chronological order;

•	Reduce from 75% to 50% the percentage of net proceeds from future equity offerings by the Company or any of its subsidiaries that is required to be applied to prepay term loan borrowings outstanding under its senior bank facilities; and,

•	Provide the Company with a new $25 million revolving facility that will mature on August 4, 2006, provide for the issuance of letters of credit in currencies other than U.S. dollars that are to be specified and, in all other respects, have terms substantially similar to those of its existing revolving facility.

The proceeds of the borrowing under the additional Tranche D term loans (which were issued at a discount of $0.5 million) were used to prepay senior credit facility borrowings as described above. Excluding this discount, costs incurred in connection with this debt refinancing totaled $3.8 million, of which $0.4 million was paid to third parties. Such third-party costs were expensed as incurred and included in loss on debt prepayment in the Company’s consolidated statement of operations and comprehensive loss for the quarter and nine months

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

ended October 3, 2003. The remaining $3.4 million of debt refinancing costs are included in other assets in the Company’s consolidated balance sheet and will be amortized using the effective interest method.

Long-term debt at October 3, 2003 and December 31, 2002 consists of the following (dollars in millions):

	October 3, 2003		December 31, 2002 (1)
	Interest Rate	Balance	Interest Rate	Balance
Senior Bank Facilities:
Tranche A	—	$—	6.4375%	$6.6
Tranche B	6.5000%	5.7	6.4375%	209.9
Tranche C	6.5000%	164.9	6.4375%	226.0
Tranche D	6.5000%	197.3	6.4375%	134.1
Revolver	6.5000%	—	6.4375%	125.0

		367.9		701.6

First-Lien Senior Secured Notes due 2010, 13% interest payable semi-annually, net of debt discount of $8.6		191.4		—

Second-Lien Senior Secured Notes due 2008, 13.7% interest effective Feburary 2003 payable semi-annually, net of debt discount of $7.7 and $8.6		292.3		291.4

12% Senior Subordinated Notes due 2009, interest payable semi-annually		260.0		260.0

10% Junior Subordinated Note to Motorola due 2011, interest compounded semi-annually, payable at maturity		136.7		126.9

2.3% Note payable to Japanese bank due 2010		23.6		23.3

Loan facility with a Chinese bank (currently 3.4%)		20.0		20.0

Capital lease obligation		1.0		—

		1,292.9		1,423.2
Less: Current maturities		(23.9)		(19.8)

		$1,269.0		$1,403.4

(1)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority owned investment in Leshan-Phoenix Semiconductor Company Limited described in Note 1.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Annual maturities relating to the Company’s long-term debt as of October 3, 2003 are as follows (in millions):

Remainder of 2003	$10.6
2004	13.4
2005	3.7
2006	132.2
2007	242.7
Thereafter	890.3

Total	$1,292.9

In connection with the consolidation of Leshan described in Note 1, the Company’s long-term debt now includes a $20 million loan facility between Leshan and a Chinese Bank. Aggregate loans under this facility, which was entered into in November 2000, are comprised of $16 million of borrowings denominated in U.S. dollars and $4 million of borrowings denominated in Chinese Renminbi (based on current exchange rates). Interest on these loans is payable quarterly and accrues at a variable rate based on published market rates in China for six-year term loans (3.4% at October 3, 2003). Scheduled principal payments consist of $10.5 million due in the fourth quarter of 2003 and $9.5 million due in the first quarter of 2004; however, the Company is in refinancing discussions with the bank at this time. Under the current agreement the Company has the ability to extend the maturity of this loan for three years under the same terms and conditions.

The Company and SCI LLC, its primary operating subsidiary, are co-issuers of the First-Lien Notes (issued in March 2003), the Second-Lien Notes, and the Senior Subordinated Notes (collectively, “the Notes”). The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in the Company’s Czech subsidiaries, Leshan and nominal equity interests in certain of the Company’s other foreign subsidiaries. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation	SCI LLC
As of October 3, 2003

Cash and cash equivalents	$—	$104.9	$—	$78.7	$—	$183.6
Receivables, net	—	35.3	—	117.1	—	152.4
Inventories, net	—	23.3	2.4	154.3	(7.6)	172.4
Other current assets	—	3.4	0.2	38.8	—	42.4

Total current assets	—	166.9	2.6	388.9	(7.6)	550.8

Deferred income tax, non current	—	—	—	1.9	—	1.9
Property, plant and equipment, net	—	82.6	32.3	405.0	—	519.9
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(693.1)	84.6	50.0	0.5	597.5	39.5

Total assets	$(693.1)	$342.2	$154.1	$796.3	$589.9	$1,189.4

Accounts payable	$—	$40.8	$3.0	$77.6	$—	$121.4
Accrued expenses and other current liabilities	—	91.5	1.2	63.4	1.9	158.0
Deferred income on sales to distributors	—	29.8	—	34.6	—	64.4

Total current liabilities	—	162.1	4.2	175.6	1.9	343.8

Long-term debt(1)	743.2	1,248.8	—	20.2	(743.2)	1,269.0
Other long-term liabilities	—	23.1	—	14.4	—	37.5
Intercompany(1)	(949.2)	(556.9)	156.3	403.1	946.7	—

Total liabilities	(206.0)	877.1	160.5	613.3	205.4	1,650.3
Minority interests in consolidated subsidiaries	—	—	—	—	26.2	26.2
Redeemable preferred stock	116.8	—	—	—	—	116.8
Stockholders’ equity (deficit)	(603.9)	(534.9)	(6.4)	183.0	358.3	(603.9)

Liabilities, minority interests and stockholders’ equity (deficit)	$(693.1)	$342.2	$154.1	$796.3	$589.9	$1,189.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation	SCI LLC
As of December 31, 2002 (4)

Cash and cash equivalents	$—	$121.5	$—	$68.9	$—	$190.4
Receivables, net	—	38.2	—	77.2	—	115.4
Inventories, net	—	25.4	0.5	150.8	(13.2)	163.5
Other current assets	—	7.1	0.1	38.6	—	45.8

Total current assets	—	192.2	0.6	335.5	(13.2)	515.1

Property, plant and equipment, net	—	104.4	33.5	447.4	—	585.3
Goodwill and other intangibles, net	—	8.1	95.9	—	—	104.0
Investments and other assets	(596.3)	68.0	47.2	1.3	518.8	39.0

Total assets	$(596.3)	$372.7	$177.2	$784.2	$505.6	$1,243.4

Accounts payable	$—	$25.3	$1.7	$47.1	$—	$74.1
Accrued expenses and other current liabilities	—	134.9	1.6	36.6	1.9	175.0
Deferred income on sales to distributors	—	32.3	—	38.5	—	70.8

Total current liabilities	—	192.5	3.3	122.2	1.9	319.9

Long-term debt(1)	551.4	1,372.2	—	31.2	(551.4)	1,403.4
Other long-term liabilities	—	28.3	—	16.8	—	45.1
Intercompany(1)	(595.7)	(621.7)	158.9	465.0	593.5	—

Total liabilities	(44.3)	971.3	162.2	635.2	44.0	1,768.4
Minority interests in consolidated subsidiaries	—	—	—	—	27.0	27.0
Redeemable preferred stock	110.1	—	—	—	—	110.1
Stockholders’ equity (deficit)	(662.1)	(598.6)	15.0	149.0	434.6	(662.1)

Liabilities, minority interests and stockholders’ equity (deficit)	$(596.3)	$372.7	$177.2	$784.2	$505.6	$1,243.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation	SCI LLC
For the quarter ended October 3, 2003

Revenues	$—	$113.2	$8.3	$365.6	$(222.3)	$264.8
Cost of sales	—	95.1	11.4	312.5	(228.3)	190.7

Gross profit	—	18.1	(3.1)	53.1	6.0	74.1

Research and development	—	(1.0)	3.2	14.4	—	16.6
Selling and marketing	—	8.0	0.1	6.7	—	14.8
General and administrative	—	3.5	0.1	15.4	—	19.0
Restructuring, asset impairments and other	—	0.2	—	(3.5)	—	(3.3)

Total operating expenses	—	10.7	3.4	33.0	—	47.1

Operating income (loss)	—	7.4	(6.5)	20.1	6.0	27.0
Interest expense, net	—	(26.9)	(4.8)	(6.1)	—	(37.8)
Loss on debt prepayment	—	(2.9)	—	—	—	(2.9)
Equity in earnings	(16.3)	8.4	1.8	(1.0)	7.1	—

Income (loss) before income taxes and minority interests	(16.3)	(14.0)	(9.5)	13.0	13.1	(13.7)
Income tax provision	—	(1.8)	—	—	—	(1.8)
Minority interests	—	—	—	—	(0.8)	(0.8)

Net income (loss)	$(16.3)	$(15.8)	$(9.5)	$13.0	$12.3	$(16.3)

For the quarter ended September 27, 2002 (4)

Revenues	$—	$138.6	$10.2	$367.2	$(242.4)	$273.6
Cost of sales	—	118.4	15.2	296.9	(235.9)	194.6

Gross profit	—	20.2	(5.0)	70.3	(6.5)	79.0

Research and development	—	5.6	3.6	15.3	(7.6)	16.9
Selling and marketing	—	7.8	0.3	6.8	—	14.9
General and administrative	—	11.7	—	12.1	—	23.8
Amortization of goodwill and other intangibles	—	—	3.0	—	—	3.0
Restructuring and other charges	—	0.6	0.2	(0.8)	—	—

Total operating expenses	—	25.7	7.1	33.4	(7.6)	58.6

Operating income (loss)	—	(5.5)	(12.1)	36.9	1.1	20.4
Interest expense, net	—	(23.6)	(4.7)	(9.3)	—	(37.6)
Equity earnings	(20.5)	8.3	1.1	—	11.1	—

Income (loss) before income taxes and minority interests	(20.5)	(20.8)	(15.7)	27.6	12.2	(17.2)
Income tax benefit (provision)	—	(1.0)	—	(2.2)	—	(3.2)
Minority interests	—	—	0.1	—	(0.2)	(0.1)

Net income (loss)	$(20.5)	$(21.8)	$(15.6)	$25.4	$12.0	$(20.5)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (3)	SCI LLC
For the nine months ended Oct 3, 2003
Revenues	$—	$374.9	$60.7	$1,050.2	$(695.3)	$790.5
Cost of sales	—	342.3	33.4	893.9	(701.0)	568.6

Gross profit	—	32.6	27.3	156.3	5.7	221.9

Research and development	—	5.7	10.1	35.5	—	51.3
Selling and marketing	—	25.6	0.4	20.5	—	46.5
General and administrative	—	21.8	0.1	39.5	—	61.4
Amortization of goodwill and other intangibles	—	—	5.9	—	—	5.9
Restructuring, asset impairments and other	—	6.2	20.8	4.3	—	31.3

Total operating expenses	—	59.3	37.3	99.8	—	196.4

Operating income (loss)	—	(26.7)	(10.0)	56.5	5.7	25.5
Interest expense, net	—	(77.6)	(14.4)	(22.7)	—	(114.7)
Loss on debt prepayment	—	(6.4)	—	—	—	(6.4)
Equity in earnings	(124.3)	11.9	1.2	(1.0)	112.2	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(124.3)	(98.8)	(23.2)	32.8	117.9	(95.6)
Income tax provision	—	(3.6)	—	(2.7)	—	(6.3)
Minority interests	—	—	—	—	(0.9)	(0.9)

Income (loss) before cumulative effect of accounting change	(124.3)	(102.4)	(23.2)	30.1	117.0	(102.8)
Cumulative effect of accounting change	—	(21.5)	—	—	—	(21.5)

Net income (loss)	$(124.3)	$(123.9)	$(23.2)	$30.1	$117.0	$(124.3)

Net cash provided by (used in) operating activities	$—	$(49.3)	$6.1	$61.1	$—	$17.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(8.5)	(6.1)	(26.9)	—	(41.5)
Equity injections from Parent	—	(1.8)	—	—	1.8	—
Acquisition of minority interest	—	—	(1.8)	—	—	(1.8)
Proceeds from sales of property, plant and equipment	—	—	—	13.2	—	13.2

Net cash used in investing activities	—	(10.3)	(7.9)	(13.7)	1.8	(30.1)

Cash flows from financing activities:
Intercompany loans	—	(237.0)	—	237.0	—	—
Intercompany loan repayments	—	275.6	—	(275.6)	—	—
Proceeds from debt issuance, net of discount	—	290.4	—	—	—	290.4
Payment of debt issuance costs	—	(14.2)	—	—	—	(14.2)
Repayment of long term debt	—	(434.7)	—	—	—	(434.7)
Proceeds from issuance of common stock	—	158.1	—	—	—	158.1
Proceeds from exercise of warrants	—	1.4	—	—	—	1.4
Equity injections from Parent	—	—	1.8	—	(1.8)	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.7	—	—	—	0.7
Proceeds from stock option exercise	—	2.7	—	—	—	2.7

Net cash provided by (used in) financing activities	—	43.0	1.8	(38.6)	(1.8)	4.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net increase in cash and cash equivalents	—	(16.6)	—	9.8	—	(6.8)
Cash and cash equivalents, beginning of period	—	121.5	—	68.9	—	190.4

Cash and cash equivalents, end of period	$—	$104.9	$—	$78.7	$—	$183.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (3)	SCI LLC
For the nine months ended September 27, 2002 (4)
Revenues	$—	$410.0	$36.2	$1,042.0	$(663.0)	$825.2
Cost of sales	—	409.3	45.1	823.8	(676.0)	602.2

Gross profit	—	0.7	(8.9)	218.2	13.0	223.0

Research and development	—	16.4	10.4	44.3	(20.7)	50.4
Selling and marketing	—	23.2	1.2	20.3	—	44.7
General and administrative	—	48.1	(0.6)	32.2	—	79.7
Amortization of goodwill and other intangibles	—	—	9.0	—	—	9.0
Restructuring and other charges	—	7.2	0.7	2.3	—	10.2

Total operating expenses	—	94.9	20.7	99.1	(20.7)	194.0

Operating income (loss)	—	(94.2)	(29.6)	119.1	33.7	29.0
Interest expense, net	—	(63.0)	(15.7)	(32.5)	—	(111.2)
Other income and expense (2)	—	(40.4)	—	40.4	—	—
Equity earnings	(102.3)	101.0	3.1	—	(1.8)	—
Loss on debt prepayment	—	(6.5)	—	—	—	(6.5)

Income (loss) before income taxes and minority interests	(102.3)	(103.1)	(42.2)	127.0	31.9	(88.7)
Income tax benefit (provision)	—	(3.0)	—	(8.3)	—	(11.3)
Minority interests	—	—	0.1	—	(2.4)	(2.3)
Extraordinary loss

Net income (loss)	$(102.3)	$(106.1)	$(42.1)	$118.7	$29.5	$(102.3)

Net cash provided by (used in) operating activities	$—	$(174.9)	$0.1	$209.1	$—	$34.3

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6.4)	(0.2)	(30.6)	—	(37.2)
Proceeds from sales of property, plant and equipment	—	2.6	—	0.7	—	3.3

Net cash used in investing activities	—	(3.8)	(0.2)	(29.9)	—	(33.9)

Cash flows from financing activities:
Intercompany loans	—	(194.2)	—	194.2	—	—
Intercompany loan repayments	—	350.1	—	(350.1)	—	—
Proceeds from debt issuance, net of discount	—	279.1	—	—	—	279.1
Payments on capital lease obligation	—	(1.1)	—	—	—	(1.1)
Proceeds from redeemable preferred stock, net of issuance costs	—	—	—	—	—	—
Repayment of debt issuance costs	—	—	—	—	—	—
Repayment of long term debt	—	(283.3)	—	—	—	(283.3)
Equity injections from Parent	—		—	—		—
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan		1.9	—	—	—	1.9

Net cash provided by financing activities	—	152.5	—	(155.9)	—	(3.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net increase (decrease) in cash and cash equivalents	—	(26.2)	(0.1)	24.1	—	(2.2)
Cash and cash equivalents, beginning of period	—	124.9	0.1	61.0	—	186.0

Cash and cash equivalents, end of period	$—	$98.7	$—	$85.1	$—	$183.8

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes, and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only.
(2)	Includes the effects of a $40.4 million intercompany loan write-off in connection with the closure of the Company’s Guadalajara, Mexico facility.
(3)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.
(4)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor Company Limited described in Note 1 “Background and Basis of Presentation”.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9:  Commitments and Contingencies

Environmental Contingencies

The Company’s manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. As part of the Company’s August 4, 1999 recapitalization, Motorola retained responsibility for this contamination, and has agreed to indemnify the Company with respect to remediation and other costs or liabilities related to this matter. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona.

Indemnification Contingencies

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

In addition to the above, from time to time the Company provides standard representations and warranties to counterparties in contracts in connection with sales of its securities and the engagement of financial advisors and also provides indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by the Company.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and has defended, and intends to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for it.

On July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of the Company’s individual former officers and current and former directors who were named as defendants in the litigation, and they are no longer parties to the litigation. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, upon the determination of a special independent committee of our Board of Directors, the Company elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by the participating issuer defendants. If recoveries totaling less than $1 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of our initial public offerings.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, however, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

Note 10:  Related Party Transactions

Related party activities between the Company and Motorola, excluding those separately disclosed in the accompanying financial statements, are as follows (in millions):

	Quarter Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Cash paid for:
Purchases of manufacturing services from Motorola	$2.0	$4.8	$5.9	$12.3

Cost of other services, rent and equipment purchased from Motorola	$—	$0.4	$0.4	$1.3

Cash received for:
Freight sharing agreement with Motorola	$—	$7.6	$—	$21.4

Rental of property and equipment to Motorola	$0.2	$2.2	$4.7	$6.9

Product sales to Motorola	$18.9	$25.1	$52.1	$71.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 11:  Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 for classification as an extraordinary item is required to be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective January 1, 2003, which required the reclassification within the consolidated statement of operations and comprehensive loss of losses on debt prepayments previously classified as extraordinary items which totaled $6.5 million for the nine months ended September 27, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were effective for the Company’s fiscal year 2002. The interim disclosure requirements were effective in the first quarter of 2003 and are provided in Note 7. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and such disclosures have been included in Note 4 “Balance Sheet Information” and Note 9 “Commitments and Contingencies.” The adoption of FIN No. 45 did not have a material effect on the Company’s financial condition or results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities and carried at liquidation value. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. Equity securities of consolidated entities that meet the definition of a mandatorily redeemable security by virtue of having a finite life (“mandatorily redeemable minority interests”) are included in the scope of SFAS No. 150. The minority interest associated with the Company’s investment in Leshan is a mandatorily redeemable minority interest within the scope of SFAS No. 150 by virtue of Leshan’s finite life of 50 years as specified in its organizational documents. The FASB deferred the provisions of SFAS No. 150 as they relate to mandatorily redeemable minority interests and is expected to issue interpretive guidance with respect to such provisions. The Company’s adoption of the other provisions of SFAS No. 150 at the beginning of the third quarter of 2003 did not impact its financial condition or results of operations.

As described in Note 1 “Background and Basis for Presentation” the Company adopted FIN No. 46 in the second quarter of 2003, which resulted in the consolidation of the Company’s investment in Leshan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2003 and our Current Report on Form 8-K filed with the SEC on September 9, 2003. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and elsewhere in this Form 10-Q.

All historical financial statements, amounts and disclosures have been revised to reflect the consolidation of Leshan-Phoenix Semiconductor Company Limited. (“Leshan”) as discussed in “Summary of Recent Developments” herein.

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

We have design operations in Arizona, Rhode Island, Texas, China, Hong Kong, the Czech Republic and France, and we operate manufacturing facilities in Arizona, Rhode Island, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia.

The following table of contents sets forth the components of management’s discussion and analysis contained herein:

Page
Summary of Recent Developments	31
ON Financial Performance	31
Revenues	31
Outlook	31
Profitability Enhancement Programs	32
Pre-2003 Restructuring Programs	32
2003 Restructuring Programs, Asset Impairments and Other	32
Liquidity and Capital Structure	33
Cash Position and Capital Expenditures	33
September 2003 Equity Offering	34
Amendment to Senior Bank Facilities	34
Other Signficant Events	34
Accounting Changes	34
Consolidation of Leshan-Phoenix Semiconductor	34
Actuarial Gains or Losses	35
Reclassification of Loss on Debt Prepayment	35
Critical Accounting Policies	35
Results of Operations	37
Quarter Ended October 3, 2003 Compared to Quarter Ended September 27, 2002	37
Nine Months Ended October 3, 2003 Compared to Nine Months Ended September 27, 2002	40
Liquidity and Capital Resources	43
Sources and Uses of Cash	43
Analysis of Cash Flows	45
EBITDA	47
Commercial Commitments and Contractual Obligations	48
Off-Balance Sheet Arrangements	40
Recent Accounting Pronouncements	50
Trends, Risks and Uncertainties	51

Summary of Recent Developments

ON Financial Performance

Revenues

We garner most of our revenues from sales of standard components and to a lesser degree from analog and MOS power devices. The standard component marketplace is filled with many established companies with mature technology platforms and little product differentiation. Industry demand through the early part of 2000 caused many companies to expand their capacity. In the latter part of 2000 and into 2001 this demand declined rapidly. With excess capacity in place, many companies began to actively trade price declines to maintain or increase current volumes. We have participated in these price declines in order to maintain a reasonable volume of production and, in some cases, used pricing as a means to increase market share in areas where we believe that we have a low cost advantage. With capacity utilization within the industry beginning to exceed 85% and bookings exceeding billings (both as calculated by VLSI Research), we expect that price declines should begin to ease and in cases where shortages occur, pricing power may actually shift in our favor. Our ability to maintain or increase prices is always subject to market forces.

The following table sets forth our total revenues for the last seven quarters:

Quarter Ended (1)	Revenues	% Change from prior quarter
	(in millions)
March 29, 2002	$271.0
June 28, 2002	$280.6	3.5
September 27, 2002	$274.0	(2.4)
December 31, 2002	$268.5	(2.0)
April 4, 2003	$269.5	0.4
July 4, 2003	$256.2	(4.9)
October 3, 2003	$264.8	3.4

(1)	Because our fiscal quarters are determined based on 13 calendar weeks ending on a Friday, except for the fourth quarter which ends on December 31, certain quarters may have more or fewer days than other quarters which may have a slight impact on the comparability of results.

Pricing declines, partially offset by volume and mix changes, have caused a general downward trend in revenues over the past seven quarters. However, despite continued pricing declines, revenues for the third quarter of 2003 increased 3.4% as compared to the second quarter of 2003.

Outlook

For the fourth quarter of 2003, we anticipate that total revenues will grow between two and three percent from the third quarter of 2003. Backlog levels at the beginning of the fourth quarter of 2003 were up as compared to the beginning of the third quarter of 2003 and represented between 80 and 85 percent of our anticipated fourth quarter revenues. While we believe that revenues will increase, we expect that our gross margins will remain roughly flat in the fourth quarter of 2003 as compared to the third quarter of 2003. We expect average selling prices to decline approximately one to two percent in the fourth quarter of 2003 as compared to the third quarter of 2003.

Based on improved product mix, higher capacity utilization and continued cost reductions, we currently expect that our gross margins will exceed thirty percent during the third quarter of 2004. Assuming improved product mix, revenue growth of as much as eight to ten percent in 2004 and anticipated cost reductions, we could achieve positive pre-tax income during the third quarter of 2004. See “Trends, Risks and Uncertainties” contained herein and in our annual report on Form 10-K filed with the SEC on March 25, 2003.

Profitability Enhancement Programs

Pre-2003 Restructuring Programs

In order to better align our cost structure with our revenues, we initiated profitability enhancement programs during 2000 and 2002. The principal elements of these programs are a manufacturing rationalization plan, a reduction of non-manufacturing personnel and other cost controls.

The elements of the 2000 plan that we commenced in June 2001 were completed in the fourth quarter of 2002 and resulted in $365 million of annualized cost savings, based on a comparison of our cost structure during the first quarter of 2001 to our cost structure during the third quarter of 2002. We expect the 2002 plan to be completed by the end of 2003 and to result in an estimated $80 million of cost savings in 2003. Based on a comparison of our cost structure during the third quarter of 2002 to our cost structure during the fourth quarter of 2003, we expect to achieve $119 million of annual cost saving beginning in 2004. Savings from these plans include reduced employee costs resulting from staff reductions, reduced depreciation expense resulting from asset impairments and other cost savings resulting from the transfer of certain manufacturing and administrative functions to lower cost regions, renegotiation of service and supply contracts, and other actions taken to improve our manufacturing efficiency. As of October 3, 2003, actual savings in 2003 for the 2002 plan were approximately $66 million and we expect to achieve our targeted savings of $80 million by the end of 2003.

The following table summarizes the estimated annual cost savings from the 2002 plan that we expect following 2003 by type of cost and by the applicable caption contained in our consolidated statement of operations and comprehensive loss (in millions):

	Reduced Employee Costs	Other Cost Savings	Total
Cost of sales	$8	$100	$108
General and administrative	6	5	11

	$14	$105	$119

2003 Restructuring Program, Asset Impairments and Other

Third Quarter of 2003

In September 2003, we recorded charges totaling $1.4 million associated with our worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. These charges were more than offset in our consolidated statement of operations and comprehensive loss by a $4.6 million gain in connection with the sale of our Guadalajara, Mexico facility (see “Summary of Recent Developments—Liquidity and Capital Structure—Cash Position and Capital Expenditures”) and a $0.2 million reversal of amounts previously recorded in connection with our June 2001 and December 2001 restructuring program. As of the end of the third quarter of 2003, all impacted employees had been terminated, and we currently expect to pay the remaining employee severance costs by December 2004.

Second Quarter of 2003

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

The employee separation costs reflected further reductions in general and administrative staffing levels primarily in the United States. As of the end of the third quarter of 2003, all impacted employees had been terminated and all related severance benefits have been paid.

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

Liquidity and Capital Structure

Cash Position and Capital Expenditures.    Our cash balance at October 3, 2003 increased by $2.4 million as compared to July 4, 2003. Cash flows provided by operating activities decreased to $1.2 million in the third quarter of 2003 from $12.1 million in the second quarter of 2003. The decrease in cash flows from operations is, in part, attributable to a $9.1 million increase in interest payments in the third quarter of 2003 due to the timing of semiannual bond interest payments for the first-lien senior secured notes and the senior subordinated notes as well as an increase in accounts receivable due primarily to increased sales in September 2003 which were uncollected at quarter end. These decreases were partially offset by other working capital changes.

Our manufacturing rationalization plans have included efforts to efficiently utilize our existing manufacturing assets and supply arrangements. Accordingly, we have reduced our capital expenditures during 2002 and 2003. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures are expected to be between $50 and $60 million in 2003. In the first nine months of 2003, our capital expenditures totaled $41.5 million.

In the third quarter of 2003, we completed the sale of our Guadalajara, Mexico facility in exchange for $13.2 million in cash. This transaction resulted in a gain of $4.6 million, which is included in restructuring, asset impairments and other in the consolidated statement of operations and comprehensive loss for the quarter and nine months ended October 3, 2003.

September 2003 Equity Offering.    On September 23, 2003, we completed a public offering (the “September 2003 Equity Offering”) of our common stock registered pursuant to our shelf registration statement originally filed with the Securities and Exchange Commission on April 24, 2002 (as amended on March 14, 2003). In connection with this offering, we issued approximately 37.0 million shares (including approximately 2.2 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $4.50 per share. Our net proceeds from this offering were $156.5 million after deducting the underwriting discount of $8.2 million ($0.225 per share) and estimated offering expenses of $1.7 million (including $1.6 million that were unpaid as of October 3, 2003). We used the net proceeds to repay $152.7 million of our senior credit facilities and to cover $3.8 million of costs associated with our amendment to our senior bank facilities as described below. In connection with this prepayment, we wrote off $2.5 million of debt issuance costs.

Amendment to Senior Bank Facilities.    In connection with the September 2003 Equity Offering, we amended our senior bank facilities to, among other things:

•	Provide us with additional Tranche D term loans under our senior bank facilities aggregating $100 million, the entire amount of which we borrowed simultaneously with the completion of the September 2003 Equity Offering,

•	Permit us to apply the net proceeds from equity offerings by us or any of our subsidiaries (including the September 2003 Equity Offering) and borrowings under the additional Tranche D term loans to prepay scheduled principal installments of all term loan borrowings outstanding under our senior bank facilities in chronological order,

•	Reduce from 75% to 50% the percentage of net proceeds from future equity offerings by us or any of our subsidiaries that is required to be applied to prepay term loan borrowings outstanding under our senior bank facilities and

•	Provide us with a new $25 million revolving facility that will mature on August 4, 2006, provide for the issuance of letters of credit in currencies other than U.S. dollars that are to be specified and, in all other respects, have terms substantially similar to those of our existing revolving facility.

The proceeds of the borrowings under the additional Tranche D term loans (which were issued at a discount of $0.5 million), were used to prepay senior credit facility borrowings as described above (the “September 2003 Debt Refinancing”) . Excluding this discount, costs incurred in connection with this debt refinancing totaled $3.8 million, of which $0.4 million was paid to third parties. Such third party costs were expensed as incurred and included in loss on debt prepayment in our consolidated statement of operations and comprehensive loss for the quarter and nine months ended October 3, 2003. The remaining $3.4 million of debt refinancing costs are included in other assets in our consolidated balance sheet and will be amortized using the effective interest method.

Other Significant Events

Accounting Changes

Consolidation of Leshan-Phoenix Semiconductor Company Limited.    In the second quarter of 2003, we adopted FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires that certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. We determined that our investment in Leshan-Phoenix Semiconductor Company Limited (“Leshan”) meets the definition of a VIE and that we are the primary beneficiary of this VIE; therefore, our investment in Leshan should be consolidated under FIN No. 46. We had previously accounted for our investment in Leshan using the equity method. While consolidation of the our investment in Leshan did not impact our previously reported net income (loss) or stockholders’ equity (deficit), financial information of prior periods has been revised for comparative purposes as allowed by FIN No. 46.

Actuarial Gains or Losses.    During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we will no longer defer actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period in which our annual pension plan actuarial valuations are prepared. We believe that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 is a charge of $21.5 million or $0.12 per share, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in our consolidated statement of operations for the nine months ended October 3, 2003. The effect of the change on the quarter ended October 3, 2003 was to decrease our net loss by $1.6 million or $0.01 per share, both before and after income taxes. The effect of the change on the nine months ended October 3, 2003 was to decrease the loss before cumulative effect of accounting change by $4.8 million or $0.02 per share, both before and after income taxes, and to increase the net loss by $16.7 million or $0.09 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

Reclassification of Loss on Debt Prepayment.    We adopted SFAS No. 145 effective January 1, 2003, which required the reclassification within our statement of operations of losses on debt prepayment previously classified as extraordinary items which totaled $6.5 million for the nine months ended September 27, 2002.

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

Defined Benefit Plans.    We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and cash funding requirements of our pension plans. Effective January 1, 2003, we changed our method of amortizing unrecognized actuarial gains or losses associated with our defined benefit pension plans. See “Accounting Changes—Actuarial Gains or Losses” above.

Results of Operations

Quarter Ended October 3, 2003 Compared to Quarter Ended September 27, 2002

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements. The dollar amounts in the following table are in millions.

	Quarter Ended				Change	% Change
	October 3, 2003	% of Revenues(1)	September 27, 2002	% of Revenues (1)
Revenues	$264.8	100.0	$273.6	100.0	$(8.8)	(3.2)
Cost of sales	190.7	72.0	194.6	71.1	(3.9)	(2.0)

Gross profit	74.1	28.0	79.0	28.9	(4.9)	(6.2)

Operating expenses:
Research and development	16.6	6.3	16.9	6.2	(0.3)	(1.8)
Selling and marketing	14.8	5.6	14.9	5.4	(0.1)	(0.7)
General and administrative	19.0	7.2	23.8	8.7	(4.8)	(20.2)
Amortization of intangible	—	—	3.0	1.1	(3.0)	(100.0)
Restructuring, asset impairments and other	(3.3)	(1.2)	—	—	(3.3)	N/M

Total operating expenses	47.1	17.8	58.6	21.4	(11.5)	(19.6)

Operating income (loss)	27.0	10.2	20.4	7.5	6.6	32.4

Other income (expenses), net:
Interest expense	(37.8)	(14.3)	(37.6)	(13.7)	(0.2)	0.5
Loss on debt prepayment	(2.9)	(1.1)	—	—	(2.9)	N/M

Other income (expenses), net	(40.7)	(15.4)	(37.6)	(13.7)	(3.1)	8.2

Loss before income taxes and minority interests	(13.7)	(5.2)	(17.2)	(6.3)	3.5	(20.3)
Income tax provision	(1.8)	(0.7)	(3.2)	(1.2)	1.4	(43.8)
Minority interests	(0.8)	(0.3)	(0.1)	(0.0)	(0.7)	N/M

Net loss	(16.3)	(6.2)	(20.5)	(7.5)	4.2	(20.5)
Less: Redeemable preferred stock dividends	(2.3)	(0.9)	(2.1)	(0.8)	(0.2)	9.5

Net loss applicable to common stock	$(18.6)	(7.0)	$(22.6)	(8.3)	$4.0	(17.7)

(1)	Certain amounts may not total due to rounding of individual components.

NM Figures are not meaningful for analysis

Revenues.    Revenues decreased $8.8 million, or 3.2%, to $264.8 million in the third quarter of 2003 from $273.6 million in the third quarter of 2002 due to declines in average selling prices of approximately 14% offset by volume and mix changes. The revenues by product line for the quarters ended October 3, 2003 and September 27, 2002 are as follows (dollars in millions):

	Quarter Ended October 3, 2003	% of Revenue	Quarter Ended September 27, 2002	% of Revenue	Change	% Change
Power Management and Standard Analog	$83.4	31.5	$92.8	33.9	$(9.4)	(10.1)
MOS Power Devices	40.8	15.4	34.7	12.7	6.1	17.6
High Frequency Clock and Data Management	17.5	6.6	16.7	6.1	0.8	4.8
Standard Components	123.1	46.5	129.4	47.3	(6.3)	(4.9)

Revenues	$264.8		$273.6		$(8.8)

In our power management and standard analog product line, revenues have declined in the third quarter of 2003 as compared to the third quarter of 2002 due to pricing declines and unit volume declines in certain of our automotive and computing applications, which were partially offset by unit volume growth in our power conversion applications. In our MOS power devices product line, revenues have increased in the third quarter of 2003 as compared to the third quarter of 2002 due to strong unit volume growth of our computing and network applications, which were partially offset by pricing declines that have affected our automotive product portfolio. Pricing declines have negatively impacted revenues in all of our product lines in the third quarter of 2003.

Approximately 28%, 55% and 17% of our revenues during the third quarter of 2003 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 37%, 46% and 17%, respectively, during the third quarter of 2002. Strength in the Asia Pacific market was fueled primarily by increased sales to China as a result of our continued focus on this fast growth market.

Cost of Sales.    Cost of sales for the third quarter of 2003 decreased $3.9 million, or 2.0%, to $190.7 million from $194.6 million in the third quarter of 2002. This decrease is attributable to $30 million of cost reduction activities offset by an increase in unit volumes. in the third quarter of 2003 as compared to the third quarter of 2002.

Gross Profit.    Gross profit for the third quarter of 2003 decreased $4.9 million, or 6.2%, to $74.1 million from $79.0 million in the third quarter of 2002. As a percentage of revenues, gross profit decreased to 28.0% during the third quarter of 2003 from 28.9% in the third quarter of 2002. To summarize the fluctuations described above, the decrease in gross profit was attributable to decreases in average selling prices, offset by cost reduction activities.

Operating expenses

Research and Development.    Research and development costs decreased $0.3 million, or 1.8%, to $16.6 million in the third quarter of 2003 compared with $16.9 million in the third quarter of 2002. As a percentage of revenues, research and development costs increased to 6.3% in the third quarter of 2003 as compared to 6.2% in 2002 as we continue to focus on new product development. The primary emphasis of our new product development efforts is in the expected high growth market applications of power management and high frequency clock and data management solutions, with approximately 80% of our overall research and development investments focused in these areas.

Selling and Marketing.    Selling and marketing expenses in the third quarter of 2003 decreased by $0.1 million, or 0.7%, to $14.8 million compared with $14.9 million in the third quarter of 2002. As a percentage of revenues, selling and marketing expenses for the third quarter of 2003 were 5.6% compared with 5.4% in the third quarter of 2002.

General and Administrative.    General and administrative expenses decreased by $4.8 million, or 20.2%, to $19.0 million from $23.8 million in the third quarter of 2002, as a result of personnel reductions, the relocation of certain functions to lower cost regions, and the discontinuation of the amortization of actuarial losses in 2003 in connection with the change in accounting for actuarial losses associated with our defined benefit pension plans. As a percentage of revenues, these costs decreased to 7.2% in the third quarter of 2003 from 8.7% in the third quarter of 2002.

Amortization of Intangible.    Amortization of intangible asset was $0 in the third quarter of 2003 as compared to $3.0 million in the third quarter of 2002. In June 2003, we wrote off the remaining balance of the developed technology intangible asset obtained in the acquisition of Cherry Semiconductor in April 2000. See “Summary of Recent Developments—2003 Restructuring Program, Asset Impairments, and Other”.

Restructuring, Asset Impairments and Other.    Restructuring, asset impairments and other was a net gain of $3.3 million in the third quarter of 2003 as compared to $0 in the third quarter of 2002.

In September 2003, we recorded a $4.6 million gain in connection with the sale of the Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with our worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. As of the end of the third quarter of 2003, all impacted employees had been terminated, and we currently expect to pay the remaining employee severance costs by June 2004. In September 2003, we also recorded a $0.2 million reversal of amounts previously provided in connection with the Company’s June 2001 and December 2001 restructuring programs and an additional $0.1 charge associated with our March 2002 restructuring program.

At October 3, 2003, we have $9.7 million accrued in relation to all of our restructuring programs and expect this amount to be paid over the next year. We expect that the savings from these programs will more than offset the expected payments.

Interest Expense.    Interest expense increased $0.2 million, or 0.5%, to $37.8 million for the third quarter of 2003 from $37.6 million in the third quarter of 2002. The increase in our interest expense was due to an increase in our weighted-average interest rate on long-term debt (including current maturities) offset by a decrease in our total long-term debt outstanding. Our weighted average interest rate increased from to 10.9% per annum for the third quarter of 2003 compared to 10.6% per annum for the third quarter of 2002, computed by dividing total interest expense by our average month-end debt balances. The increase in our weighted-average interest rate is attributable to the net effect of the debt refinancings that occurred in 2002 and 2003. The decrease in the average month-end debt balances is attributable to the effects of the September 2003 Equity Offering.

Loss on Debt Prepayment.    Loss on debt prepayment of $2.9 million in third quarter of 2003 consists of the write-off of $2.5 million of debt issuance costs in connection with the September 2003 Equity Offering and related debt prepayment and the expensing of $0.4 million of third-party expenses in connection with the September 2003 Debt Refinancing. See “Summary of Recent Developments—Liquidity and Capital Structure” included herein.

Income Tax Provision.    We recognized an income tax provision of $1.8 million in the third quarter of 2003 compared with $3.2 million in the third quarter of 2002 which is related to income and withholding taxes of certain of our foreign operations. The decrease in the income tax provision was due to a change in the mix of income from high-tax foreign jurisdictions to lower-tax foreign jurisdictions and recognition of redeemable tax credits in certain foreign locations.

Minority Interests.    Minority interests represent the portion of the net income or loss of our majority-owned Czech and Chinese subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements.

Nine Months Ended October 3, 2003 Compared to Nine Months Ended September 27, 2002

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements. The dollar amounts in the following table are in millions.

	Nine Months Ended				Change	% Change
	October 3, 2003	% of Revenues(1)	September 27, 2002	% of Revenues(1)
Total revenues	$790.5	100.0	$825.2	100.0	$(34.7)	(4.2)
Cost of sales	568.6	71.9	602.2	73.9	(33.6)	(5.6)

Gross profit	221.9	28.1	223.0	26.1	(1.1)	(0.5)

Operating expenses:
Research and development	51.3	6.6	50.4	6.1	0.9	1.8
Selling and marketing	46.5	6.0	44.7	5.4	1.8	4.0
General and administrative	61.4	8.1	79.7	10.1	(18.3)	(23.0)
Amortization of intangible	5.9	1.1	9.0	1.1	(3.1)	(34.4)
Restructuring, asset impairments and other	31.3	6.6	10.2	1.8	21.1	206.9

Total operating expenses	196.4	28.4	194.0	24.5	2.4	1.2

Operating income (loss)	25.5	(0.3)	29.0	1.6	(3.5)	(12.1)

Other income (expenses), net:
Interest expense	(114.7)	(14.6)	(111.2)	(13.3)	(3.5)	3.1
Loss on debt prepayment	(6.4)	(0.7)	(6.5)	(1.2)	0.1	(1.5)

Other income (expenses), net	(121.1)	(15.3)	(117.7)	(14.5)	(3.4)	2.9

Loss before income taxes and minority interests	(95.6)	(15.6)	(88.7)	(13.0)	(6.9)	7.8
Income tax provision	(6.3)	(0.9)	(11.3)	(1.5)	5.0	(44.2)
Minority interests	(0.9)	(0.0)	(2.3)	(0.4)	1.4	(60.9)

Net loss before extraordinary loss and cumulative effect of accounting change	(102.8)	(16.5)	(102.3)	(14.8)	(0.5)	0.5
Cumulative effect of accounting change	(21.5)	(4.1)	—	—	(21.5)	NM

Net loss	(124.3)	(20.5)	(102.3)	(14.8)	(22.0)	21.5
Less: Redeemable preferred stock dividends	(6.7)	(0.8)	(6.3)	(0.8)	(0.4)	6.3

Net loss applicable to common stock	$(131.0)	(21.4)	$(108.6)	(15.6)	$(22.4)	20.6

(1)	Certain amounts may not total due to rounding of individual components.

NM Figures are not meaningful for analysis

Revenues.    Revenues decreased $34.7 million, or 4.2%, to $790.5 million in the first nine months of 2003 from $825.2 million in the first nine months of 2002 due to declines in average selling prices of approximately 10% offset by volume and mix changes. The revenues by product line for the nine months ended October 3, 2003 and September 27, 2002 are as follows (dollars in millions):

	Nine Months Ended October 3, 2003	% of Revenue	Nine Months Ended September 27, 2002	% of Revenue	Change	% Change
Power Management and Standard Analog	$248.2	31.4	$273.8	33.2	$(25.6)	(9.3)
MOS Power Devices	108.9	13.8	104.8	12.7	4.1	3.9
High Frequency Clock and Data Management	58.0	7.3	55.3	6.7	2.7	4.9
Standard Components	375.4	47.5	391.3	47.4	(15.9)	(4.1)

Total Revenues	$790.5		$825.2		$(34.7)

Average selling prices have declined across all of our product lines. However, in the MOS power devices and high frequency clock and data management product lines, volume increases and mix changes have offset these pricing declines, causing overall revenue growth in the first nine months of 2003 as compared to the first nine months of 2002. The MOS power devices volume increase is partially attributable to increased demand from new product designs.

Approximately 31%, 51% and 18% of our revenues during the first nine months of 2003 were derived from the Americas, Asia/ Pacific and Europe (including the Middle East), respectively, compared to 38%, 44% and 18%, respectively, during the first nine months of 2002. Strength in the Asia Pacific market was fueled primarily by increased sales to China as a result of our continued focus on this fast growth market.

Cost of Sales.    Cost of sales for the first nine months of 2003 decreased $33.6 million, or 5.6%, to $568.6 million from $602.2 million in the first nine months of 2002. This decrease is attributable to $78 million of cost reduction activities and $8.0 million of lower provisions for excess inventories taken during the first nine months of 2003 as compared to the first nine months of 2002. These factors were partially offset by an increase in unit volumes, mix changes, and an increase in freight expense of approximately $13 million in the first nine months of 2003 as compared to the first nine months of 2002 due to the expiration of the freight sharing agreement with Motorola in August 2002.

Gross Profit.    Gross profit for the first nine months of 2003 decreased $1.1 million, or 0.5%, to $221.9 million from $223.0 million in the first nine months of 2002. As a percentage of revenues, gross profit increased to 28.1% during the first nine months of 2003 from 26.1% in the first nine months of 2002. The increase in gross profit percentage was attributable to cost reduction activities and lower provisions for excess inventories. These factors were partially offset by decreases in average selling prices and an increase in freight expense with the expiration of the freight sharing agreement with Motorola in August 2002.

Operating expenses

Research and Development.    Research and development costs increased $0.9 million, or 1.8%, to $51.3 million in the first nine months of 2003 compared with $50.4 million in the first nine months of 2002 as we continue to focus on new product development. As a percentage of revenues, research and development costs increased to 6.6% in the first nine months of 2003 as compared to 6.1% in the first nine months of 2002. The primary emphasis of our new product development efforts is in the expected high growth market applications of power management and high frequency clock and data management solutions, with approximately 80% of our overall research and development investments focused in these areas.

Selling and Marketing.    Selling and marketing expenses in the first nine months of 2003 increased by $1.8 million, or 4.0%, to $46.5 million compared with $44.7 million in the first nine months of 2002. The increase is attributable to a change in the commission structure for external sales representatives to reflect current market rates, increased hiring of field application engineers and key personnel hiring costs. As a percentage of revenues, selling and marketing expenses for the first nine months of 2003 were 6.0% compared with 5.4% in the first nine months of 2002.

General and Administrative.    General and administrative expenses decreased by $18.3 million, or 23.0%, to $61.4 million from $79.7 million in the first nine months of 2002, as a result of personnel reductions, the relocation of certain functions to lower cost regions, reduced bonus accruals, and the discontinuation of the amortization of actuarial losses in 2003 in connection with the change in accounting for actuarial losses associated with our defined benefit pension plans. As a percentage of revenues, these costs decreased to 8.1% in the first nine months of 2003 from 10.1% in the first nine months of 2002.

Amortization of Intangible.    Amortization of intangible asset decreased $3.1 million or 34.4%, from $5.9 million in the first nine months of 2003 compared to $9.0 million in the first nine months of 2002. In June 2003, we wrote off the remaining balance of the developed technology intangible asset that was obtained in the acquisition of Cherry Semiconductor in April 2000. See “Summary of Recent Developments—2003 Restructuring Program, Asset Impairments, and Other”.

Restructuring, Asset Impairments and Other.    Restructuring, asset impairments and other was a net charge of $31.3 million in the first nine months of 2003 as compared to $10.2 million in the first nine months of 2002.

In September 2003, we recorded a $4.6 million gain in connection with the sale of the Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with our worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. As of the end of the third quarter of 2003, all impacted employees had been terminated, and we currently expect to pay the remaining employee severance costs by June 2004. In September 2003, we also recorded a $0.2 million reversal of amounts previously provided in connection with the Company’s June 2001 and December 2001 restructuring programs and an additional $0.1 charge associated with our March 2002 restructuring program.

During the second quarter of 2003, we recorded charges totaling $13.3 million associated with our worldwide restructuring programs. The charges include $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments and an additional $1.0 million associated with the termination of a supply contract that was part of the June 2002 restructuring program. Also included in restructuring, asset impairments and other charges on the consolidated statement of operations are charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 purchase of Cherry Semiconductor Corporation and the a $0.5 million write-off of a cost basis investment. As of October 3, 2003, all employees have been terminated under this restructuring plan and all associated payments have been made.

During the second quarter of 2002, we recorded a charge of $16.7 million to cover costs associated with a worldwide restructuring program involving manufacturing, selling, general and administrative functions. The charge included $3.9 million to cover employee separation costs associated with the termination of 79 employees, $8.4 million for fixed asset impairments that were charged directly against the related assets, $2.8 million in costs related to termination of certain purchase and supply agreements, and $1.6 million of additional exit costs associated with the shutdown of our Guadalajara, Mexico facility. Employee separation costs included $1.0 million of non-cash charges associated with the modification of stock options for certain terminated employees. As of October 3, 2003, all employees have been terminated under this restructuring plan, and the remaining liability related to this restructuring was $2.5 million. We released to income $1.2 million of exit costs previously accrued in connection with a 2001 restructuring program. We also recorded a gain of $12.4 million related to a settlement with Motorola on April 8, 2002, which partially offset the charges discussed above for a net charge of $3.1 million.

During the first quarter of 2002, we recorded charges of $7.1 million (net of a $0.1 million recovery) to cover costs associated with our worldwide profitability enhancement programs. The charges primarily relate to the consolidation of manufacturing, selling and administrative functions in the U.S. and Europe. The charges included $7.2 million to cover employee separation costs associated with the termination of approximately 72 employees. Employee separation costs included $0.2 million of non-cash charges associated primarily with the acceleration of vesting of stock options for terminated employees. As of October 3, 2003, substantially all employees have been terminated under this restructuring plan, and the remaining liability related to this restructuring was $0.8 million.

At October 3, 2003, we have $9.7 million accrued in relation to all of our restructuring programs and expect this amount to be paid over the next year. We expect that the savings from these programs will more than offset the expected payments.

Interest Expense.    Interest expense increased $3.5 million, or 3.1%, to $114.7 million for the first nine months of 2003 from $111.2 million in the first nine months of 2002. The higher interest expense was due to an increase in our weighted-average interest rate on long-term debt. Our weighted average interest rate increased from to 10.9% per annum for the first nine months of 2003 compared to 10.5% per annum for the first nine months of 2002, computed by dividing total interest expense by our average month-end debt balances. The increase in our weighted-average interest rate is attributable to the net effect of the debt refinancings that occurred in 2002 and 2003.

Loss on Debt Prepayment.    Loss on debt prepayment of $6.4 million in first nine months of 2003 represents the write-off of debt issuance costs and certain third-party expenses incurred in connection with the debt refinancings that occurred in that period. Loss on debt prepayment of $6.5 million in first nine months of 2002 represents the write-off of debt issuance costs incurred in connection with the debt refinancing that occurred in that period.

Income Tax Provision.    We recognized an income tax provision of $6.3 million in the first nine months of 2003 compared with $11.3 million in the first nine months of 2002. The provision relates to income and withholding taxes of certain of our foreign operations. The decrease in the income tax provision was due to a change in the mix of income from high-tax foreign jurisdictions to lower-tax foreign jurisdictions and the recognition of certain foreign tax credits in the first nine months of 2003.

Minority Interests.    Minority interests represent the portion of the net income or loss of our majority-owned Czech and Chinese subsidiaries attributable to the minority owners of each subsidiary. We consolidate these subsidiaries in our financial statements.

Liquidity and Capital Resources

This section discusses:

1) Sources and uses of cash, and significant factors that influence both;

2) Our analysis of our cash flows for the third quarter of 2003; and

3) Our commitments and contractual obligations.

All of these factors are important to an understanding of our ability to meet our current obligations, to fund working capital, to finance expansion either by internal means or through the acquisition of other businesses, or to pay down existing debt.

To summarize our current status, our operating activities provided cash of $17.9 million in the first nine months of 2003 and $34.3 million in the first nine months of 2002. At October 3, 2003, we had $183.6 million in cash and cash equivalents, net working capital of $207.0 million, term or revolving debt of $1,292.9 million and a stockholders’ deficit of $603.9 million. Our long-term debt includes $367.9 million under our senior bank facilities; $191.4 million (net of discount) of our 12% first lien senior secured notes due 2010; $292.3 million (net of discount) of our 13% second lien senior secured notes due 2008; $260.0 million of our 12% senior subordinated notes due 2009; $136.7 million under a 10% junior subordinated note payable to Motorola due 2011; $23.6 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank; and $1.0 million capital lease obligation. We were in compliance with all of the covenants contained in our various debt agreements as of October 3, 2003 and expect to remain in compliance over the next twelve months.

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

We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for our products resulting from the recent economic slowdown and actions taken by our customers to manage their inventories in line with incoming business, competitive pricing pressures, under-utilization of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring program on our productivity, and our ability to make the research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise including interest rate fluctuations, our ability to maintain compliance with financial covenants under our existing credit facilities and other limitations imposed by our credit facilities or arising from our substantial leverage.

Our ability to service our long-term debt, to remain in compliance with the various covenants and restrictions contained in our credit agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may beyond our control. As of October 3, 2003, $7.5 million of our $25.0 million revolving credit facility was available, reflecting outstanding letters of credit of $17.5 million. As of January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at anytime the amount available under our revolving credit facility is less than $2.5 million.

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

Analysis of Cash Flows

Cash flow information for the quarters ended October 3, 2003 and July 4, 2003 and nine months ended October 3, 2003 and September 27, 2002 is as follows (in millions):

	Quarter ended October 3, 2003	Quarter ended July 4, 2003	Nine months ended October 3, 2003	Nine months ended September 27, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(16.3)	$(57.5)	$(124.3)	$(102.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28.0	36.6	100.6	111.0
Write off of debt issuance costs	2.5	—	6.0	6.5
Amortization of debt issuance costs and debt discount	2.3	2.4	6.9	5.7
Provision for excess inventories	2.1	2.3	8.4	16.4
Cumulative effect of accounting change	—	—	21.5	—
Non-cash impairment write-down of property, plant and equipment	—	10.5	10.5	11.4
Non-cash interest on junior subordinated note payable to Motorola	3.3	3.2	9.8	8.6
Non-cash write down of intangible asset	—	20.8	20.8	—
Deferred income taxes	(2.3)	—	(4.8)	3.9
Stock compensation expense	—	—	0.1	1.3
Other	(3.6)	1.3	(0.4)	3.2
Changes in assets and liabilities:
Receivables	(22.3)	(0.7)	(35.0)	(1.4)
Inventories	1.1	(7.4)	(17.3)	6.0
Other assets	(4.0)	(3.5)	0.1	(7.1)
Accounts payable	8.0	5.3	46.9	(21.0)
Accrued expenses	7.5	(0.7)	(8.5)	(17.1)
Income taxes payable	2.4	2.0	8.2	9.4
Accrued interest	(5.7)	5.1	(21.4)	22.7
Deferred income on sales to distributors	0.1	(3.9)	(6.4)	(26.8)
Other long-term liabilities	(1.9)	(3.7)	(3.8)	3.9

Net cash provided by operating activities	1.2	12.1	17.9	34.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(16.9)	(18.4)	(41.5)	(37.2)
Acquisition of minority interests in consolidated subsidiaries	—	(1.8)	(1.8)	—
Proceeds from sales of property, plant and equipment	13.2	—	13.2	3.3

Net cash used in investing activities	(3.7)	(20.2)	(30.1)	(33.9)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	99.5	—	290.4	290.7
Proceeds from issuance of common stock under the employee stock purchase plan	0.3	0.2	0.7	1.2
Proceeds from stock option exercises	2.4	0.3	2.7	0.7
Proceeds from exercise of warrants	1.4	—	1.4	—
Proceeds from issuance of common stock	158.1	—	158.1	—
Payment of capital lease obligation	—	—	—	(1.1)
Payment of debt issuance costs	(3.6)	(1.3)	(14.2)	(11.6)
Repayment of long-term debt	(253.8)	—	(434.7)	(283.3)

Net cash provided by (used in) financing activities	4.3	(0.8)	4.4	(3.4)

Effect of exchange rate changes on cash and cash equivalents	0.6	0.1	1.0	0.8

Net increase (decrease) in cash and cash equivalents	2.4	(8.8)	(6.8)	(2.2)
Cash and cash equivalents, beginning of period	181.2	190.0	190.4	186.0

Cash and cash equivalents, end of period	$183.6	$181.2	$183.6	$183.8

Cash Flow Activity for the Second and Third Quarters of 2003

For the quarters ended October 3, 2003 and July 4, 2003, our cash balance increased by $2.4 million and decreased by $8.8 million, respectively. The quarter ended October 3, 2003, as compared to the quarter ended July 4, 2003, shows a decrease in net cash provided by operating activities of $10.9 million, a decrease in the net cash used in investing activities of $16.5 million, and an increase of $5.1 million net cash provided by financing activities.

We generated $1.2 million in net cash provided by operating activities during the third quarter of 2003 compared with $12.1 million generated in the second quarter of 2003. The decrease in net cash provided by operating activities is, in part, attributable to a $9.1 million increase in interest payments in the third quarter of 2003 due to the timing of semiannual bond interest payments for the first-lien senior secured notes and the senior subordinated notes as well as increased accounts receivable due to higher sales in the last month of the third quarter of 2003 which were uncollected at quarter-end. These decreases were partially offset by other working capital changes.

We used $3.7 million in investing activities in the third quarter of 2003 as compared to $20.2 million in the second quarter of 2003, as capital expenditures of $16.9 million in the third quarter of 2003 were partially offset by the receipt of $13.2 million in the third quarter of 2003 in connection with the sale of our Guadalajara, Mexico facility. Capital expenditures in the second quarter of 2003 were $18.4 million. Our need for incremental property, plant or equipment has been significantly reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods.

Financing activities during the third quarter of 2003 resulted in a net cash inflow of $4.3 million compared to a net cash outflow of $0.8 million in the second quarter of 2003. During the third quarter of 2003, we used the net proceeds from the September 2003 Equity Offering and the September 2003 Debt Refinancing to prepay a portion of our senior bank facilities and to pay expenses associated with those transactions. See “Summary of Recent Developments – Liquidity and Capital Structure” included herein. During the third quarter of 2003, we also received $4.1 million of cash from stock option and warrant exercises and the issuance of common stock under our employee stock purchase plan. During the second quarter of 2003, we experienced only minor financing activities, consisting of the payment of debt issuance costs and proceeds received from stock option exercises and the issuance of common stock under our employee stock purchase plan.

Cash Flow Activity for the First Nine Months of 2003 and 2002

For the first nine months of 2003 and 2002, we used $6.8 million and $2.2 million in cash, respectively. The first nine months of 2003, as compared to the first nine months of 2002, shows a decrease in net cash provided by operating activities of $16.4 million, a decrease in the net cash used in investing activities of $3.8 million, and an increase of $7.8 million in net cash provided by financing activities.

Net cash provided by operating activities was $17.9 during the first nine months of 2003 as compared to $34.3 million during the first nine months of 2002. This $16.4 million decline is the result of the receipt of $10.6 million in the first nine months of 2002 related to a settlement with Motorola, increased interest payments (including supplemental interest payments) of $46 million in the first nine months of 2003 as compared to the first nine months of 2002, which were partially offset by working capital improvements and reduced costs resulting from our restructuring program.

Net cash used in investing activities was $30.1 million during the first nine months of 2003 as compared to $33.9 million during the first nine months of 2002, both of which were due primarily to capital expenditures. Our capital expenditures of $41.5 million during the first nine months of 2003 were partially offset by $13.2 million of proceeds related to the sale of our Guadalajara facility. Our need for incremental property, plant or equipment has been significantly reduced given the current level of business. Furthermore, our senior bank facilities restrict the amount of capital equipment we can purchase within certain periods. As a result, we have been selective in purchasing new equipment.

Net cash provided by financing activities was $4.4 million during the first nine months of 2003 as compared to net cash used of $3.4 million during the first nine months of 2002. During the first nine months of 2003, we used the net proceeds from the September 2003 Equity Offering, the September 2003 Debt Refinancing and the March 2003 issuance of senior secured notes to prepay a portion of our senior bank facilities and to pay expenses associated with those financing transactions. See “Summary of Recent Developments – Liquidity and Capital Structure” included herein. During the first nine months of 2003, we also received $4.8 million of cash inflows from stock options and warrant exercises and the issuance of common stock under our employee stock purchase plan In the first nine months in 2002 our cash flows from financing activities consisted of a $5.3 net cash outflow as a result of our 2002 debt refinancing, scheduled debt principal payments and the payment of debt issuance costs. This activity was partially offset by proceeds of $1.9 received from the exercise of stock options and common stock issued under our employee stock purchase plan.

EBITDA

While earnings before interest, taxes, depreciation and amortization (“EBITDA”) is not intended to represent cash flow from operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, we use this measure, and believe this measure to be useful to investors, to assess our ability to meet our future debt service, capital expenditure and working capital requirements. The following table sets forth our EBITDA for the quarters ended October 3, 2003, July 4, 2003 and September 27, 2002, and the nine months ended October 3, 2003 and September 27, 2002, with a reconciliation to cash flows provided by operating activities, the most directly comparable liquidity measure under generally accepted accounting principles:

	Quarter Ended			Nine Months Ended
	October 3, 2003	July 4, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net loss	$(16.3)	$(57.5)	$(20.5)	$(124.3)	$(102.3)
Plus:
Depreciation and amortization	28.0	36.6	36.9	100.6	111.0
Interest expense, net of interest income	37.8	38.5	37.6	114.7	111.2
Income tax provision	1.8	2.3	3.2	6.3	11.3

EBITDA	51.3	19.9	57.2	97.3	131.2
Increase (decrease):
Interest expense, net of interest income	(37.8)	(38.5)	(37.6)	(114.7)	(111.2)
Income tax provision	(1.8)	(2.3)	(3.2)	(6.3)	(11.3)
Write off of debt issuance costs	2.5	—	—	6.0	6.5
Amortization of debt issuance costs and debt discount	2.3	2.4	2.1	6.9	5.7
Provision for excess inventories	2.1	2.3	1.7	8.4	16.4
Cumulative effect of accounting change	—	—	—	21.5	—
Non-cash impairment write-down of property, plant and equipment	—	10.5	3.0	10.5	11.4
Non-cash interest on junior subordinated note payable to Motorola	3.3	3.2	3.0	9.8	8.6
Non-cash impairment write down of intangible asset		20.8	—	20.8	—
Deferred income taxes	(2.3)	—	(0.7)	(4.8)	3.9
Stock compensation expense	—	—	—	0.1	1.3
Other	(3.6)	1.3	0.2	(0.4)	3.2
Changes in operating assets and liabilities	(14.8)	(7.5)	(3.9)	(37.2)	(31.4)

Net cash provided by operating activities	$1.2	$12.1	$21.8	$17.9	$34.3

Commercial Commitments and Contractual Obligations

Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, pension obligations and our redeemable preferred stock. The following tables summarize our commercial commitments and contractual obligations at October 3, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Amount of Commitment by Expiration Period

Commercial commitments	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Standby letter of credit	$20.4	$6.1	$11.7	$—	$0.7	$—	$1.9

Total commercial commitments	$20.4	$6.1	$11.7	$—	$0.7	$—	$1.9

Contractual obligations	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Long-term debt	$1,292.9	$10.6	$13.4	$3.7	$132.2	$242.7	$890.3
Operating leases	16.1	2.3	7.1	4.1	2.3	0.3	—
Other long-term obligations — pension plan	34.8	2.3	11.8	20.7	—	—	—
Redeemable preferred stock (including future dividends)	188.5	—	—	—	—	—	188.5
Purchase obligations	84.3	46.4	23.6	11.6	2.7	—	—

Total contractual cash obligations	$1,616.6	$61.6	$55.9	$40.1	$137.2	$243.0	$1,078.8

Our long-term debt includes $367.9 million under our senior bank facilities; $191.4 million (net of discount) of our 12% first lien senior secured notes due 2010; $292.3 million (net of discount) of our 13% second lien senior secured notes due 2008; $260.0 million of our 12% senior subordinated notes due 2009; $136.7 million under a 10% junior subordinated note payable to Motorola due 2011; $23.6 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank; and $1.0 million capital lease obligation. In regards to our loan facility with a Chinese bank, we are in refinancing discussions with the bank at this time. Under the current agreement we have the ability to extend the maturity of this loan for three years under the same terms and conditions.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term commitments consist of the minimum funding requirements relating to our U.S. and foreign pension plans. (See Note 14 “Employee Benefit Plans” of the notes to our consolidated financial statements in our Current Report on Form 8-K filed with the SEC on September 9, 2003.) In regards to the U.S. pension plan, we reevaluated our current actuarial assumptions in light of the actual returns experienced, current annuity rates and the expected termination of the U.S. pension plan as of December 31, 2004 with the subsequent payment of benefits in 2005. We expect pension expense to be approximately $6 million over the remaining life of the plan with a related cash funding requirement of $32 million. Upon the termination of the U.S. pension plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits.

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

Our purchase obligations consist of the following at October 3, 2003:

	Total Amounts Committed	Remainder of 2003	2004	2005	2006	2007	2008 and Beyond
Capital purchase obligations	$4.5	$2.2	$2.3	$—	$—	$—	$—
Foundry and inventory purchase obligations	31.9	31.9	—		—	—	—
Mainframe support	20.2	2.5	8.6	7.4	1.7	—	—
Various information technology and communication services	21.6	6.5	10.4	3.8	0.9	—	—
Other	6.1	3.3	2.3	0.4	0.1	—	—

	$84.3	$46.4	$23.6	$11.6	$2.7	$—	$—

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 required the reclassification within our consolidated statement of operations and comprehensive loss of losses on debt prepayments previously classified as extraordinary items which totaled $6.5 million for the nine months ended September 27, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment to FAS 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2002. The interim disclosure requirements were effective in the first quarter of 2003 and are provided in Note 7 “Loss per Common Share”. We have no plans to change to the fair value based method of accounting for stock-based employee compensation.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No 149 is

effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities and carried at liquidation value. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. Equity securities of consolidated entities that meet the definition of a mandatorily redeemable security by virtue of having a finite life (“mandatorily redeemable minority interests”) are included in the scope of SFAS No. 150. The minority interest associated with our investment in Leshan is a mandatorily redeemable minority interest within the scope of SFAS No. 150 by virtue of Leshan’s finite life of 50 years as specified in its organizational documents. The FASB deferred the provisions of SFAS No. 150 as they relate to mandatorily redeemable minority interests and is expected to issue interpretive guidance with respect to such provisions. Our adoption of the other provisions of SFAS No. 150 at the beginning of the third quarter of 2003 did not impact our financial condition or results of operations.

As previously described in “Summary of Recent Developments- Other Significant Events” we adopted FIN No. 46 in the second quarter of 2003, which resulted in the consolidation of the our investment in Leshan.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to fourth quarter 2003 revenues, gross margins and average selling prices, gross margins and pre-tax income during 2004, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2002 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At October 3, 2003, our long-term debt (including current maturities) totaled $1,292.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $905 million. We do have interest rate exposure with respect to the $367.9 million outstanding balance on our senior bank facilities and our $20.0 million loan facility with a Chinese bank due to their variable interest rate pricing; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of October 3, 2003, we had one interest rate swap covering $100.0 million of our variable interest rate debt. A 50 basis point change in interest rates would have a $1.4 million annual impact on our expected interest expense of approximately $145 million over the next twelve months.

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

Item 4.    Controls and Procedures

(a) As of the end of the quarter ended October 3, 2003, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 or 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against us have all been transferred to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of our individual former officers and current and former directors who were named as defendants in our litigation, and they are no longer parties to the litigation. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against us under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to us and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by the participating issuer defendants. If recoveries totaling less than $1 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that we may have against the underwriters of our initial public offerings.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. We expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, however, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Pre-Approval of Non-Audit Related Services of PricewaterhouseCoopers LLP

As summarized below, during the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”), pre-approved certain non-audit related services to be provided by our independent accountants, PricewaterhouseCoopers LLP. During a meeting on October 28, 2003, the Committee pre-approved non-audit related services to be performed, consisting of tax services.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits—

Exhibit No.	Description

Exhibit 10.1	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (1)(2)

Exhibit 10.2	Amendment, Waiver and Consent, dated as of September 8, 2003, to the Credit Agreement dated as of August 4, 1999, as amended and restated as of February 14, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, as administrative agent (2)

Exhibit No.	Description
Exhibit 10.3	Amendment and Restatement Agreement, dated as of September 17, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of February 14, 2003 (as amended, supplemented and modified and in effect on the date hereof), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and the administrative agent (2)

Exhibit 10.4	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of September 17, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank as administrative agent, collateral agent and syndication agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.3 hereto) (2)

Exhibit 10.5	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (2)

Exhibit 10.6	Reaffirmation Agreement, dated as of September 23, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, as administrative agent, issuing bank and collateral agent for the benefit of the lenders (2)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (2)

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (2)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO & CFO) (2)

(1)	Management contract or compensatory plan, contract or arrangement.
(2)	Filed herewith.

(b)    Reports on Form 8-K -

During the third quarter of 2003 we filed or furnished six reports on Form 8-K (1) dated and furnished on July 30, 2003, (2) dated and filed on September 3, 2003, (3) dated and filed on September 9, 2003, (4) dated and furnished on September 9, 2003, (5) dated September 17, 2003 and filed on September 18, 2003 and (6) dated September 23, 2003 and filed on September 24, 2003.

The July 30, 2003 report was furnished pursuant to Items 7, 9 and 12, reported the announcement of our consolidated financial results for the quarter ended July 4, 2003, and included as an exhibit a news release dated July 30, 2003 titled “ON Semiconductor Reports Second Quarter 2003 Results.” The discussion under Items 9 and 12 of this Form 8-K and the attached exhibit were furnished to, but not filed with, the Securities and Exchange Commission.

The September 3, 2003 report was filed pursuant to Items 5 and 7, reported the announcement of our commencement of trading on the Nasdaq National Market on September 3, 2003, and included as an exhibit a news release dated September 3, 2003 titled “ON Semiconductor Begins Trading on the Nasdaq National Market.”

The September 9, 2003 report was filed pursuant to Items 5 and 7, reported on and included the following:

•	An updated “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of ON Semiconductor Corporation covering the years ended December 31, 2000, 2001 and 2002 and the six month periods ended June 28, 2002 and July 4, 2003, which reflects the consolidation of our investment in Leshan-Phoenix Semiconductor Company Limited;

•	Our audited consolidated financial statements (and related notes) as of December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002 (including our related report of our independent auditors), which reflect the consolidation of our investment in Leshan-Phoenix Semiconductor Company Limited;

•	Our unaudited interim consolidated financial statements (and related notes) as of December 31, 2002 and April 4, 2003 and for the quarters ended March 29, 2002 and April 4, 2003, which reflect the consolidation of our investment in Leshan-Phoenix Semiconductor Company Limited; and

•	Audited financial statements (and related notes) and unaudited financial statements (and related notes) of each SCI, LLC (our wholly-owned subsidiary), ON Semiconductor Trading Ltd. (our indirect wholly-owned subsidiary), SCG Malaysia Holdings Sdn. Bhd. (our indirect wholly-owned subsidiary), and SCG Philippines, Incorporated (our wholly-owned subsidiary) pursuant to Rule 3-16 of Regulation S-X.

The September 9, 2003 report was furnished pursuant to Items 7 and 12, provided third quarter guidance, and included as an exhibit a news release dated September 9, 2003 titled “ON Semiconductor Updates Revenue Guidance for Third Quarter 2003.” The discussion under Item 12 of this Form 8-K and the attached exhibit were furnished to, but not filed with, the Securities and Exchange Commission.

The September 17, 2003 report was filed pursuant to Items 5 and 7, reported the announcement of the pricing of our common stock offering on September 17, 2003, and included as exhibits the underwriting agreement for the offering and a press release titled “ON Semiconductor Announces Pricing of Common Stock Offering.”

The September 23, 2003 report was filed pursuant to Items 5 and 7, reported the announcement of the extension of maturities on and prepayment of a portion of our bank debt, and included as an exhibit a press release titled “ON Semiconductor Extends Maturities on and Prepays a Portion of its Bank Debt.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2003	ON SEMICONDUCTOR CORPORATION

/s/ DONALD COLVIN
By: Donald Colvin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer
of the Registrant)

EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (1)(2)

Exhibit 10.2	Amendment, Waiver and Consent, dated as of September 8, 2003, to the Credit Agreement dated as of August 4, 1999, as amended and restated as of February 14, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, as administrative agent (2)

Exhibit 10.3	Amendment and Restatement Agreement, dated as of September 17, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of February 14, 2003 (as amended, supplemented and modified and in effect on the date hereof), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and the administrative agent (2)

Exhibit 10.4	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of September 17, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank as administrative agent, collateral agent and syndication agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.3 hereto) (2)

Exhibit 10.5	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (2)

Exhibit 10.6	Reaffirmation Agreement, dated as of September 23, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, as administrative agent, issuing bank and collateral agent for the benefit of the lenders (2)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (2)

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (2)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO & CFO) (2)

(1)	Management contract or compensatory plan, contract or arrangement.

(2)	Filed herewith.

1