Form 10-K
period 2003-12-31
ON SEMICONDUCTOR CORP
filed 2004-03-10
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.    Yes  ☑    No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $139,263,824 as of June 30, 2003, based on the closing sale price of such stock on the Nasdaq National Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at March 1, 2004 was 252,832,460.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2004 are incorporated by reference into Part III hereof.

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

We serve a broad base of end-user markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications and networking. Applications for our products in these markets include portable electronics, computers, game stations, servers, automotive and industrial automation control systems, routers, switches, storage-area networks and automated test equipment.

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 17,000 products and we shipped approximately 25.4 billion units in 2003. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

We have approximately 200 direct customers worldwide, and we also service approximately 300 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Alcatel, Intel, Motorola, Nokia, Philips, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have design operations in Arizona, Rhode Island, Texas, China, the Czech Republic and France, and we currently operate manufacturing facilities in Arizona, Rhode Island, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia.

Immediately prior to our August 4, 1999 recapitalization, we were a wholly-owned subsidiary of Motorola, Inc. We held and continue to hold, through direct and indirect subsidiaries, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. As a result of the recapitalization, an affiliate of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of our outstanding common stock. In addition, as part of the recapitalization, Texas Pacific Group received 1,500 shares and Motorola received 590 shares of our mandatorily redeemable preferred stock with a liquidation value of $209.0 million plus accrued and unpaid dividends. Motorola also received a $91.0 million junior subordinated note due 2011 issued by Semiconductor Components Industries, LLC, our primary domestic operating subsidiary. Cash payments to Motorola in connection with the recapitalization were financed through equity investments by affiliates of Texas Pacific Group totaling $337.5 million, borrowings totaling $740.5 million under our $875.0 million senior bank facilities and the issuance of $400.0 million of 12% senior subordinated notes due August 2009. Because Texas Pacific Group’s affiliate did not acquire substantially all of our common stock, the recapitalization did not impact the basis of our assets and liabilities for financial reporting purposes. At the time of the recapitalization, Motorola agreed to provide us with transition and manufacturing services in order to facilitate our transition to a stand-alone company independent of Motorola.

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

On May 3, 2000, we completed the initial public offering of our common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the initial public offering (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends), redeem a portion of the senior subordinated notes and prepay a portion of the loans outstanding under the senior bank facilities. (See Note 11 “Common Stock” of the notes to our audited consolidated financial statements elsewhere in this report.)

On September 7, 2001, we obtained $100.0 million ($99.2 million, net of issuance costs) through an equity investment by an affiliate of Texas Pacific Group, our principal shareholder. In this transaction, we issued 10,000 shares of mandatorily redeemable cumulative convertible preferred stock. This investment was required because we were not in compliance with certain minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. (See Note 7 “Long-Term Debt” and Note 10 “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this report).

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. We reduced our total debt and interest expense as a result of two recent public offerings of common stock in September 2003 and February 2004, a portion of the proceeds from which we applied to prepay and redeem a portion of our outstanding debt prior to scheduled maturity. During 2002 and 2003, we engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Some of the transactions that extended our debt maturities also resulted in an increase in our overall interest expense and others lowered our overall interest expense. In connection with these transactions, we amended our senior bank facilities to, among other things, make our financial covenants less restrictive on the whole. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 “Long-Term Debt” and Note 11 “Common Stock” of the notes to our audited consolidated financial statements included elsewhere in this report for further details on these financing activities.

Since the fourth quarter of 2000, we have been implementing a profitability enhancement program to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. As a result of the elements of this program that we started in June 2001 and completed in the fourth quarter of 2002 (the 2000 plan), we achieved approximately $365 million of annualized cost savings, based on a comparison of our cost structure during the first quarter of 2001 to our cost structure during the third quarter of 2002. As a result of additional cost cutting commenced in the fourth quarter of 2002, which was completed during the fourth quarter of 2003 (the 2002 plan), we believe that we achieved an estimated $114 million of cost savings in 2003, as compared to our cost structure during the third quarter of 2002, and we expect to achieve an estimated $151 million of annual costs savings beginning in 2004 from the 2002 plan. These savings are as a result of our manufacturing rationalization plan, reductions in non-manufacturing personnel and other cost controls. Our manufacturing rationalization plan included movement of our manufacturing operations from high cost regions in North America to lower cost regions in Asia and Central Europe. As a result, approximately 79% of our cost of goods sold in 2003 related to our manufacturing operations outside of North America. More recently, we announced that we intend to phase out our manufacturing operations in East Greenwich, R.I. and our assembly and test operations in the Czech Republic. We estimate these activities will be complete by the end of 2004.

Products and Technology

The following table provides information regarding our primary product lines:

	Power Management and Standard Analog	MOS Power Devices	High Frequency Clock and Data Management	Standard Components
Approximate total revenues
2003	$333 million	$153 million	$80 million	$503 million
2002	$363 million	$139 million	$72 million	$520 million
2001	$365 million	$147 million	$118 million	$593 million

Primary product function	Power control and regulation in portable and high-power applications.	Power conditioning and switching in a broad range of applications.	Interfacing and synchronizing functions, such as interconnecting and routing (moving) electronic signals within electronic systems.	Power control, interface, and data protection in a broad range of products.

Sample applications	Intelligent power management and battery protection in portable applications, desktop computers and automotive electronics.	Power management for computers, automobiles, servers, and battery protection in portable applications.	Fast routing of signals used in communication and networking switches, high-end servers, high- performance workstations, storage networks and precision measurement test systems.	Power management and interface elements for computer, consumer and portable equipment and automotive control systems.

Types of product	Amplifiers, comparators, voltage regulators and references, AC-DC/DC-DC converters.	Ignition insulated gate bipolar transistors (IGBT’s), power MOS field effect transistors (MOSFET’s).	Clock distribution, drivers/receivers, multiplexers, phase detectors, prescalers.	MicroIntegration™, MiniGate™ logic, small signal transistors, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors, small signal diodes and thyristors.

Representative original equipment manufacturers customers and end users	Alcatel Delphi Delta Intel Motorola Nokia Philips Siemens Sony Visteon	Delphi Ericsson Hewlett-Packard IBM Intel Microsoft Motorola Seagate Sony Visteon	Alcatel Cisco Systems Ericsson Fujitsu Hewlett-Packard Lucent Technologies Motorola Nokia Nortel Networks Siemens	DaimlerChrysler Delphi Delta Intel Motorola Nokia Philips Siemens Sony Visteon

Power Management and Standard Analog.    One of the fastest growing segments within the analog market is power management. We are one of the largest suppliers of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC/DC converters, AC/DC converters, linear regulators, pulse width modulation (PWM)/power factor modulation (PFM) controllers, power factor controller (PFC) pre-regulators and battery charging/management integrated circuits. Our products are engineered and manufactured to meet the power management needs of high-performance applications in the wireless, automotive and computing markets. Specifically in the computing market, we design controllers that meet the power requirements for today’s advanced microprocessors.

MOS Power Devices.    We are a global supplier of power devices and ignition insulated gate bipolar transistors (IGBT’s). We have a complete power management portfolio of devices ranging from 8V up to 400V. Our products are engineered and manufactured to meet the power management needs of high-performance applications in the wireless, automotive and computing markets. We are advancing our portfolio to include multi function IC’s and multi chip modules for the automotive and computing markets.

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

Standard Components.    We are a global supplier of standard semiconductors. We have special competencies in manufacturing surface mount packages. Our broad product line includes MicroIntegration™, MiniGate™ logic, small signal transistors and diodes, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors and thyristors. Standard components are essential in substantially all modern pieces of electronic equipment, including computers, printers, wireless communication devices, DVD and MP3 players, video game consoles, and automotive navigation systems.

Customers

We have been doing business with 46 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our original equipment manufacturer customers negotiate pricing terms with us on an annual basis near the end of the calendar year while our other customers generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end markets: computing, automotive electronics, consumer electronics, industrial electronics, wireless communications and networking. Sales to our largest customers, Arrow, Avnet and Motorola, accounted for approximately 9%, 13% and 7%, respectively, of our total revenue during 2003, as compared to 10%, 10% and 8% during 2002.

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

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our total revenues generated from each end-user market during 2003, sample applications for our products and representative original equipment manufacturer customers and end users.

End Markets for Our Products

	Computing	Automotive Electronics	Consumer Electronics	Industrial Electronics	Wireless Communications	Networking
Approximate percentage of our 2003 total revenues	24%	23%	17%	16%	13%	7%
Sample applications	•Computer monitors •Disk drives •PC motherboards •Notebook power supplies

•4 wheel drive controllers

•Airbags

•Antilock braking systems

•Automatic door locks and windows

•Automatic transmissions

•Automotive entertainment systems

•Engine management and ignition systems

•Fuel injection systems

•GPS and other navigation systems

•LIN/CAN multiplexing

•DVD players, cable decoders, set-top boxes and satellite receivers

•Home security systems

•Photocopiers

•Scanners

•Small household appliances

•Smartcards

•TVs, VCRs and other audio-visual equipment

•Power supplies for consumer electronics

•Industrial automation and control systems

•Lamp ballasts (power systems for fluorescent lights)

•Large household appliances

•Electric motor controllers

•Power supplies for manufacturing equipment

•Surge protectors

•Thermostats for industrial and consumer applications

•Automatic test equipment

•Cellular phones (analog and digital) •Pagers •Wireless modems and wireless local area networks

•Routers and switches

•Fiber optic networking

•Cellular base stations and infrastructure

•Ethernet cards and other network controllers

•High speed modems (cable, xDSL and ISDN)

•PBX telephone systems

•Network controllers

Representative original equipment manufacturer customers and end users	ACER Apple Dell Delta Hewlett-Packard Intel NEC Seagate	Bosch DaimlerChrysler Delphi Motorola Siemens TRW Visteon	Gemplus Philips Samsung Scientific Atlanta Sony Thompson Vestel Haier	Advantest Artesyn Astec Delta Electronics Honeywell Siecor Tyco	Goldstar Mitsubishi Motorola Nokia Sagem Sony TCL Comm. Zhongyeng	Alcatel Cisco ECI Telecom Ericsson Fujitsu Hitachi Lucent Nortel Siemens

Original Equipment Manufacturers.    Direct sales to original equipment manufacturers accounted for approximately 42% of our revenues in 2003, approximately 48% in 2002, and approximately 47% in 2001. These customers include a variety of companies in the electronics industry such as Alcatel, Intel, Motorola, Nokia, Philips, Siemens and Sony, and in the automotive industry such as DaimlerChrysler, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

Distributors.    Sales to distributors accounted for approximately 47% of our revenues in 2003, approximately 41% in 2002, and approximately 43% in 2001. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book or that is more than four years older than the manufacturing code date. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, sales returns have minimal impact on our profits.

Electronic Manufacturing Service Providers.    Direct sales to electronic manufacturing service providers accounted for approximately 11% of our revenues in 2003, approximately 11% in 2002 and approximately 10% in 2001. Our largest electronic manufacturing service customers are Flextronics, Jabil and Solectron. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

Manufacturing Operations

We operate our manufacturing facilities either directly or through a joint venture. Five of these are front-end wafer facilities located in Japan, Slovakia, Malaysia and the United States; three are back-end assembly and test facilities located in China, Malaysia and the Philippines; and one is an integrated front-end and back-end facility located in the Czech Republic. In addition to these manufacturing and assembly operations, our facility in Roznov, Czech Republic manufactures raw wafers that are used by a number of our facilities.

During 2001, we decided to shut down our integrated facility in Guadalajara, Mexico and transfer the front-end and back-end manufacturing to other owned and contracted locations. Accordingly, the Guadalajara, Mexico facility ceased operations in the second quarter of 2002 and was sold in the third quarter of 2003. In November 2003, we announced our decision to discontinue our assembly and test operations at our site in Roznov, Czech Republic and move these operations to our facility in Seremban, Malaysia and to contract manufacturers. In December 2003, we announced our decision to phase out manufacturing operations at our facility in East Greenwich, R.I. We estimate this closure will be complete by the end of 2004. We plan to transfer most of the production of this facility to our lower cost manufacturing facilities outside of North America and the balance to lower cost contract manufacturers.

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

Location	Products	Size (sq. ft.)
Integrated Facilities:
Roznov, Czech Republic	Power Management, Standard Analog, and Standard Components	430,000

Front-end Facilities:
Phoenix, Arizona	High Frequency Clock and Data Management — Standard Components	1,600,000
Aizu, Japan	MOS Power Devices, Power Management, Standard Analog and Standard Components	291,000
Piestany, Slovakia	Standard Components — MOS Power Devices	915,000
East Greenwich, Rhode Island	Power Management and Standard Analog	209,000
Seremban, Malaysia (Site-2)	Standard Components	102,000

Back-end Facilities:
Leshan, China	Standard Components	264,000
Seremban, Malaysia (Site-1)	MOS Power Devices, Power Management, Standard Analog and Standard Components	281,000
Carmona, Philippines	High Frequency Clock and Data Management — Power Management and Standard Analog — Standard Components	192,000

Other Facilities:
Roznov, Czech Republic	Silicon wafers	200,000

Our operations in the Czech Republic are held through a publicly traded Czech company, of which we owned approximately 90% of the outstanding equity interests as of December 31, 2003. We purchased 100%, 95% and 88% of the raw wafer output in 2003, 2002 and 2001, respectively, and purchased the entire output of the integrated facility for all three years. In 2001, we entered into a new seven-year agreement with this subsidiary pursuant to which we have agreed to purchase minimum amounts of product based on our forecasted quarterly requirements.

We operate a back-end manufacturing facility in Leshan, China. We own this facility through a joint venture company, Leshan-Phoenix Semiconductor Company Ltd of which we owned a majority of the outstanding equity interests as of December 31, 2003. Our joint venture partner, Leshan Radio Company Ltd. is a formerly state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 82%, 85% and 81% of Leshan’s production capacity in 2003, 2002 and 2001, respectively, and are currently committed to purchase 86% of Leshan’s expected production capacity in 2004. In 2003, 2002 and 2001, we incurred $0.5 million, $1.5 million and $6.4 million in underutilization charges, respectively. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

The Leshan facility is one of our lowest cost manufacturing operations, and we anticipate that any future expansion of our manufacturing capacity would involve this facility, including the previously announced start of construction in August 2002 of a 6-inch wafer fabrication facility. In June 2002, we obtained approval from the Chinese government for the Leshan joint venture to invest up to $231 million in semiconductor operations, which is in addition to the $278 million originally approved. We have the ability to pace these expenditures at our discretion to meet market demand and therefore expect these investments to occur gradually over time.

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

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In come cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Amkor, PSI, AIT, ASE, KEC, Hynix, Liteon, Chartered and Phenitec, accounted for approximately 26%, 30% and 31% of our cost of sales in 2003, 2002 and 2001, respectively. The reductions in the use of third-party contractors reflect our efforts to improve internal capacity utilization under our manufacturing rationalization plan.

We entered into an agreement with Motorola to continue to provide manufacturing services to each other for limited periods of time following our 1999 recapitalization. We negotiated fixed prices with Motorola for the services covered by these agreements to approximate each party’s cost of providing the services. For 2003, 2002, and 2001, Motorola purchased $3.4 million, $1.4 million and $8.2 million, respectively, of manufacturing services from us with no minimum purchase commitments going forward at this time. These purchases are classified as revenues in our financial statements. We purchased $8.9 million, $14.3 million and $87.4 million of manufacturing services from Motorola in 2003, 2002 and 2001, respectively, fulfilling our minimum commitments to purchase manufacturing services from Motorola during such periods. We currently have no minimum commitments to purchase manufacturing services from Motorola.

Sales, Marketing and Distribution

As of December 31, 2003, our global sales and marketing organization consists of approximately 406 professionals operating out of approximately 45 offices and serving customers in 37 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. Pursuant to our restructuring programs, we have downsized our sales force by approximately 230 employees, closed approximately 20 of our sales offices and, in some regions, converted sales personnel to sales representatives. In addition, we have centralized and relocated our order entry functions to low cost locations. Motorola agreed to provide us with worldwide shipping and freight services for a period of up to three years following our 1999 recapitalization. This resulted in better prices than we could obtain from third parties. Cost increases resulting from the termination of the shipping and freight service agreement in July 2002 were estimated to be approximately $11 million in 2002 as compared to 2001. We have negotiated improved freight agreements and changed some logistic flows to offset some of the increase in our 2003 total freight costs.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets, and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed, or sublicensed, as the case may be, to us certain intellectual property to support and continue the operation of our business. As of January 16, 2004, we had approximately 474 U.S. and foreign patents and approximately 187 patent applications pending worldwide. Our patents have expiration dates ranging from 2004 to 2022. None of our patents that expire in the near future materially affect our business. Additionally, we hold more than 230 U.S. and foreign trademarks and applications. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

Under an intellectual property agreement that we entered into with Motorola as part of our 1999 recapitalization, Motorola assigned approximately 295 U.S. patents and patent applications, approximately 292 foreign patents and patent applications, rights to over 50 trademarks (not including the Motorola name) previously used in connection with our products, rights in know-how relating to at least 39 semiconductor fabrication processes and rights in specified copyrightable materials. In addition, Motorola licensed on a non-exclusive, royalty-free basis other patent, trademark, copyright and know-how rights used in connection with our then existing products and products contemplated in our long-range plans. We have perpetual, royalty-free, worldwide rights under Motorola’s patent portfolio and other intellectual property, existing as of the date of our recapitalization or created in the five years thereafter (the five-year period existing only with respect to patents), as necessary to manufacture, market, and sell our then existing and long range plan product lines. Additionally, Motorola provided us with a limited indemnity umbrella to protect us from certain infringement claims by third parties who had granted Motorola licenses as of the date of our recapitalization, which will assist us in developing our own patent position and licensing program. We believe that we have the right to use all Motorola-owned technology used in connection with the products we currently offer.

Seasonality

Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, over the past three years, various events have disrupted this pattern. Throughout 2001, revenues declined due to slowing demand in the semiconductor market and the general economic decline. In 2002 and 2003, revenues fluctuated within a narrow range and at this time, it is unclear when the semiconductor industry is going to return to its seasonal trends.

Backlog

Our trade sales are made primarily pursuant to standard purchase orders that are booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. During 2003, our backlog at the beginning of each quarter represented between 76% and 81% of actual revenues during such quarter. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

We sell products to key customers pursuant to contracts that allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered product. However, these contracts are typically amended to reflect changes in customer demands and periodic price renegotiations.

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

We compete with respect to power management and standard analog products, standard components, MOS power devices and high frequency clock and data management products in the following manner:

Power Management and Standard Analog product line

The principal methods of competition in this product line are new product innovation, technical performance, quality, service and price. Our competitive strengths in this product line are our strong technology and design resources, our industry recognition in applications, such as automotive, and our market share in this segment. Our significant competitors in this market include Fairchild, Linear Technology, National Semiconductor, New Japan Radio, ST Microelectronics, and Texas Instruments. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. A competitive challenge in this product line is our small market share with certain Japanese customers that tend to favor local suppliers for their new product designs. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

Standard Components product line

The principal methods of competition in this product line are price, technical performance, quality and service. Our competitive strengths in this product line are the breadth of our portfolio, our low cost manufacturing capability, our global market presence and our ability to service broad application market segments. The strong acceptance of ON’s MicroIntegration™ capability (with ability to integrate both active and passive components in multi-chip or monolithic approaches) into various applications in our existing markets is an additional competitive strength in this product line. Our significant competitors in this market include Fairchild Semiconductor, Philips, Renesas, Rohm, ST Microelectronics, Texas Instruments, and Toshiba. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. A competitive challenge in this product line is our small market share with certain Japanese customers that tend to favor local suppliers for their new product designs. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

MOS Power Devices product line

The principal methods of competition in this product line are new product innovation, technical performance, price, quality and service. Our competitive strengths in this product line are our strong presence in areas such as IGBT’s and low voltage planar technology, our broad product offering, and our state-of-the-art trench technology. Our significant competitors in this market include Fairchild, Infineon, International Rectifier, Renesas, ST Microelectronics and Vishay. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. A competitive challenge in this product line is our small market share with certain Japanese customers that tend to favor local suppliers for their new product designs. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

High Frequency Clock and Data Management product line

The principal methods of competition in this product line are new product innovation, technical performance, quality, service and price. Our competitive strengths in this product line are our use of specialized high speed materials like silicon germanium and the volume benefits which come from being one of the largest suppliers in this segment. Our significant competitors in this market include Fairchild, Maxim, Micrel, Motorola and Semtech. Although we have a significant share in this market, the total potential revenue has been reduced commensurate with the downturn in the networking, telecommunications and automated test equipment market segments, which currently drive the applications for this product.

Research and Development

Company-sponsored research and development costs in 2003, 2002 and 2001 were $85.5 million (8.0% of revenues), $81.5 million (7.5% of revenues) and $94.5 million (7.7% of revenues), respectively. The primary emphasis of our new product development efforts is on power management and standard analog and high frequency clock and data management solutions, the highest margin product lines within our portfolio, with over 70% of our overall research and development investments currently targeted in these areas. Since our IPO in May 2000, we have introduced over 1,000 new products, and the portion of our revenue attributable to new products has increased over the last three years.

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

Our manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our 1999 recapitalization, Motorola has retained responsibility for this contamination, and has agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

Manufacturing facilities in Slovakia and those of our majority-owned subsidiary in the Czech Republic have ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that these facilities were operated by government-owned entities. In each case, these remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The governments of the Czech Republic and Slovakia have agreed to indemnify us and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

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

Employees

As of December 31, 2003, we employed approximately 10,055 worldwide. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as works councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law. Of the total number of our employees as of December 31, 2003, approximately 8,857 were engaged in manufacturing and information services, approximately 406 were engaged in our sales and marketing organization and in customer service, approximately 325 were engaged in administration and approximately 467 were engaged in research and development.

Executive Officers of the Registrant

See Part III, Item 10 of this report for information concerning executive officers.

Geographical Information

For certain geographic operating information, see Note 19, “Segment Information” of the notes to our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, in each case, as included elsewhere in this report. For information regarding the risks associated with our foreign operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — “Our international operations subject us to risks inherent in doing business on a international level that could adversely impact our results of operations” elsewhere in this report.

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports available, free of charge, in the “Investor Relations” section of our Internet website at http://www.onsemi.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the Securities and Exchange Commission.

You may also read or copy any materials that we file with the SEC at their Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference

Room by calling the SEC at 1-800-SEC-0330. Additionally, you will find these materials on the SEC Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Item 2.    Properties

In the United States, our corporate headquarters as well as manufacturing, research and development and warehouse operations are located in approximately 1.8 million square feet of space in properties that we own in Phoenix, Arizona and East Greenwich, Rhode Island. We also lease properties around the world for use as sales offices, research and development labs, warehouses, logistic centers and trading offices. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. We own our manufacturing facilities in the United States, Japan, Malaysia, the Philippines, Slovakia and the Czech Republic. These facilities are primarily manufacturing operations, but also include office, utility, laboratory, facilities, warehouse and unused space. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and unused space.

In November 2003, we announced our decision to discontinue our assembly and test operations at our site in Roznov, Czech Republic and move these operations to our facility in Seremban, Malaysia and to contract manufacturers. In December 2003, we announced our decision to phase out manufacturing operations at our facility in East Greenwich, R.I. We estimate this closure will be complete by the end of 2004. We plan to transfer most of the production of this facility to our lower cost manufacturing facilities outside of North America and the balance to lower cost contract manufacturers, resulting in an expected reduction of 330 jobs.

As part of our 1999 recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting to us options to purchase or to lease the subsurface rights of the land. Motorola leased approximately 70,000 square feet of space at our Phoenix facility pursuant to an agreement that expired in June 2003. Motorola ceased manufacturing at our Phoenix facility during 2002 and substantially removed their equipment, material and personnel from the site as of December 31, 2002.

We believe that our facilities around the world, whether owned or leased, are well maintained. We believe that we have sufficient access to productive capacity to meet our needs for the majority of the products in our business lines for the foreseeable future.

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities, first lien secured notes and second lien secured notes.

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

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. We expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. Formal settlement documents for submission to the Court are currently being drafted. If the proposed settlement described above is not consummated, however, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

See “Government Regulation” above for information on environmental matters.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded under the symbol “ONNN” on the Nasdaq National Market since April 28, 2000, except for the period from October 25, 2002 until September 3, 2003 during which our common stock was quoted on the Nasdaq SmallCap Market. The following table sets forth the high and low closing sale prices for our common stock for the fiscal periods indicated as reported by the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable.

Range of Sales Price

	High	Low
2003
First Quarter	$1.9500	$1.0400
Second Quarter	$2.7100	$1.0300
Third Quarter	$5.4600	$2.6900
Fourth Quarter	$7.0500	$4.1900

2002
First Quarter	$4.2000	$2.2500
Second Quarter	$5.9900	$1.6000
Third Quarter	$2.8100	$1.1600
Fourth Quarter	$2.6200	$0.9100

As of March 1, 2004, there were approximately 243 record holders of our common stock and 252,832,460 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering, and we do not presently intend to do so. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors. Each of our senior bank facilities, senior secured first lien notes, senior secured second lien notes, senior subordinated notes and preferred stock restricts our ability to pay cash dividends to our common stockholders.

Equity Compensation Plan Table

See Part III, Item 11 of this report for information regarding our current equity compensation plans as of December 31, 2003.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. We derived the statement of operations and cash flow data set forth below for the years ended December 31, 2003, 2002, 2001 and 2000 and the period from August 4, 1999 through December 31, 1999, and the balance sheet data for December 31, 2003, 2002, 2001, 2000 and 1999, from our audited post-recapitalization consolidated financial statements. We derived the statement of operations data set forth below for the period from January 1, 1999 through August 3, 1999, from our audited pre-recapitalization combined financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Post-Recapitalization					Pre-Recapitalization
	Year ended December 31,				August 4, 1999 Through December 31, 1999	January 1, 1999 Through August 3, 1999
	2003	2002	2001	2000
	(in millions, except per share data)
Statement of Operations data (1):
Revenues	$1,069.1	$1,093.7	$1,223.2	$2,083.3	$800.8	$986.4
Write-off of acquired in-process research and development (2)	—	—	—	26.9	—	—
Restructuring, asset impairments and other, net (3)	61.2	27.7	150.4	4.8	3.7	—
Loss on debt prepayment (4)	(7.7)	(6.5)	—	(29.2)	—	—
Cumulative effect of accounting change (5)	(21.5)	—	(116.4)	—	—	—
Revenues less direct and allocated expenses (6)	n/a	n/a	n/a	n/a	n/a	104.8
Net income (loss) (6)	(166.7)	(141.9)	(831.4)	62.3	29.8	n/a
Diluted earnings per common share (7)	$(0.94)	$(0.86)	$(4.88)	$0.38	$0.13

	December 31,
	2003	2002	2001	2000	1999
	(in millions)
Balance Sheet data:
Total assets	$1,161.4	$1,258.4	$1,399.2	$2,050.2	$1,637.0
Long-term debt, less current portion	1,291.5	1,403.4	1,394.5	1,263.2	1,295.3
Redeemable preferred stock (8)	119.7	110.1	101.6	—	219.6
Stockholders’ equity (deficit)	(644.6)	(662.1)	(517.4)	337.7	(247.7)

(1)	In the second quarter of 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FASB Interpretation No. 46 requires that certain variable interest entities be consolidated by the primary beneficiary, as that term is defined in FASB Interpretation No. 46. We determined that our investment in Leshan-Phoenix Semiconductor Company Limited meets the definition of a variable interest entity as our economic interest in Leshan is proportionately greater than our ownership interest in Leshan and, therefore, our investment in Leshan should be consolidated under FASB Interpretation No. 46. We had previously accounted for our investment in Leshan using the equity method. While consolidation of our investment in Leshan did not impact our previously reported new income (loss) or stockholders’ equity (deficit), financial information for periods beginning on or after January 1, 2000 that appears in this form 10-K has been revised for comparative purposes as allowed by FASB Interpretation No. 46. Financial information for the periods following our August 4, 1999 recapitalization and ending prior to January 1, 2000 that appears in this document or in those incorporated by reference have not been so revised as the impact is not material to those periods.

(2)	The write-off of acquired in-process research and development relates to our April 2000 acquisition of Cherry Semiconductor Corporation, and is presented net of tax.

(3)	Restructuring, asset impairments and other, net include employee severance and other exit costs associated with our worldwide profitability enhancement programs, asset impairments, executive severance costs, a $12.4 million gain in 2002 associated with the settlement of various contractual issues with Motorola and a $4.6 million gain in 2003 associated with the sale of our Guadalajara property.

(4)	In 2002 and 2003, the charge represents the write-off of capitalized debt issuance costs and certain third party expenses in connection with the prepayment of a portion of our senior bank facilities. In 2000, the charge relates to repayment penalties, redemption premiums and the write-off of capitalized debt issuance costs in connection with the repayment of a portion of our senior subordinated notes from a portion of the proceeds of our initial public offering of common stock.

(5)	Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and the related gross profit on sales to distributors is now deferred until the distributor resells the product to the end user. The cumulative effect of this accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million, net of taxes). During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we no longer defer actuarial gains or losses and will recognize such gains and losses during the fourth quarter of each year, which is the period in which our annual pension plan actuarial valuations are prepared. The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million, both before and after income taxes.

(6)	Prior to our 1999 recapitalization, cost of sales, research and development expenses, selling and marketing expenses, general and administrative expenses and interest expense included amounts allocated to us by Motorola. In addition, Motorola did not allocate income tax expense to us. Net income (loss) for the pre-recapitalization period is not provided as it does not represent a meaningful amount for comparative purposes. The net loss for 2001 includes a charge of $366.8 million to establish a valuation allowance for a portion of our deferred tax assets.

(7)	Diluted earnings per common share for the years ended December 31, 2003, 2002, 2001 and 2000 and the period from August 4, 1999 to December 31, 1999 are calculated by deducting dividends on our redeemable preferred stock of $9.2 million, $8.5 million, $2.4 million, $8.8 million and $10.6 million, respectively, the accretion of the increase in redemption value of our redeemable preferred stock of $0.5 million in 2003 and the accretion of the beneficial conversion feature on redeemable preferred stock of $13.1 million in 2001 from net income for such periods and then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods. On or after September 7, 2009, this preferred stock is redeemable in whole or in part at the option of the holder at a redemption price equal to the greater of stated value plus all unpaid dividends accumulated or 50% of the current market price of our common stock into which the preferred stock is then convertible. We are required to accrete the value of the preferred stock to its redemption value, and any resulting non-cash charge would reduce net income applicable to common stock. The periodic accretion amount changes as our stock price changes. The accretion amount also increases due to the ability of the holder to convert the preferred stock into more shares of common stock after each quarterly dividend. Based on the average closing price of our common stock over the last 30 trading days preceding December 31, 2003 of $6.19 the accretion, in respect to the redemption feature, for the fourth quarter of 2003 was $0.5 million.

(8)	The redeemable preferred stock outstanding at December 31, 1999 was issued to an affiliate of Texas Pacific Group and to Motorola in connection with our 1999 recapitalization and redeemed in full with a portion of the proceeds from our initial public offering of common stock in May 2000. The redeemable preferred stock outstanding at December 31, 2003, 2002 and 2001 was issued to an affiliate of Texas Pacific Group in September 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in “Trends, Risks and Uncertainties” in this Form 10-K.

Executive Overview

This section presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

Worldwide semiconductor industry sales were $166.4 billion in 2003, an increase of 18.3% from 2002. We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market since 2000:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percent Change	Total Addressable Market Sales (1) (2)	Percent Change
	(in billions)		(in billions)
2000	$204.4		$28.2
2001	$139.0	(32.0)%	$19.8	(29.8)%
2002	$140.7	1.2%	$20.3	2.5%
2003	$166.4	18.3%	$23.2	14.4%

(1)	Based on shipment information published by WSTS, an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies — Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, RF and microwave power transistors/modules, RF and microwave diodes, RF and microwave SS transistors, power FET modules, IGBT modules and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); and (c) standard logic products (general purpose logic and MOS general purpose logic only). Although we categorize our products as power and data management semiconductors and standard semiconductor components, WSTS uses different product categories.

Following the unprecedented semiconductor industry revenue declines of 2001, the semiconductor industry began to show signs of stability in 2002 and grew more robust in 2003. Worldwide semiconductor industry sales grew by 1.2% in 2002 and 18.3% in 2003. Sales in our total addressable market grew by 2.5% in 2002 and 14.4% in 2003, reflecting increases in volume and slowing rates of price declines during the latter part of the 2003.

The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 15% during 2002 through 2005. These are projections and may not be indicative of actual results. Other industry data also indicate that the market for our products has begun to expand after the recent and prolonged downturn.

Business Overview

We classify our products broadly as power and data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog, and discrete categories used by WSTS.

Historically, the semiconductor industry has been highly cyclical. During a down cycle, unit demand and pricing have tended to fall in tandem, resulting in revenue declines. In response to such declines, manufacturers have shut down production capacity. When new applications or other factors have eventually caused demand to strengthen, production volumes have eventually stabilized and then grown again. As market unit demand has reached levels above capacity production capabilities, shortages have begun to occur, which typically has caused pricing power to swing back from customers to manufacturers, thus prompting further capacity expansion. Such expansion has typically resulted in overcapacity following a decrease in demand, which has triggered another similar cycle.

We believe we have entered into a cycle of rising volume and prices, as our manufacturing capacity utilization has increased to over 85%, our book-to-bill ratio has exceeded 1 in each quarter of 2003 and we have been able to selectively increase prices on some products where there are market shortages.

These recent trends are in sharp contrast to the last three years during which we had to consistently reduce our costs in order to generate sufficient cash flow to fund investments in new products and expand production capabilities in lower cost areas of the world.

Cost Savings and Restructuring Activities

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. As a result of the elements of a program that we started in June 2001 and completed in the fourth quarter of 2002 (the 2000 plan), we achieved approximately $365 million of annualized cost savings, based on a comparison of our cost structure during the first quarter of 2001 to our cost structure during the third quarter of 2002. As a result of additional cost cutting commenced in the fourth quarter of 2002, which was completed during the fourth quarter of 2003 (the 2002 plan), we believe that we achieved an estimated $114 million of cost savings in 2003, as compared to our cost structure during the third quarter of 2002, and we expect to achieve an estimated $151 million of annual costs savings beginning in 2004 from the 2002 plan. These savings are as a result of our manufacturing rationalization plan, reductions in non-manufacturing personnel and other cost controls. Our manufacturing rationalization plan included movement of our manufacturing operations from high cost regions in North America to lower cost regions in Asia and Central Europe. As a result, approximately 79% of our cost of goods sold in 2003 related to our manufacturing operations outside of North America. More recently, we announced that we intend to phase out our manufacturing operations in East Greenwich, R.I. and our assembly and test operations in the Czech Republic by the end of 2004.

New Product Innovation

As a result of the success of our research and development initiatives, we introduced 176 new products in 2002 and 260 new products in 2003. The primary emphasis of our new product development efforts is on power management and high frequency clock and data management solutions, which we expect to be among the highest margin product families within our portfolio. The portion of our revenue attributable to new products has increased over the last three years, even though our overall revenue has declined during this period. We define new product revenue as revenue from the sale of products that we have introduced in the three years prior to and during the period measured.

Debt Reduction and Financing Activities

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts under our senior bank facilities, which contained minimum interest coverage ratio and maximum leverage ratio covenants with which we were not in compliance as of June 29, 2001. We obtained a waiver in respect of such non-compliance and any future non-compliance through 2002 and amended our senior bank facilities to make these covenants less restrictive through 2005; however, in connection with such waiver and amendment, we added minimum cash and EBITDA covenants and agreed to pay additional supplemental interest and obtain a $100 million equity investment from our principal stockholder.

During 2002 and the first half of 2003, we completed two debt refinancing transactions and further amended our senior bank facilities in connection therewith to extend a portion of our debt maturities, reduce the supplemental interest associated with our 2001 bank amendment and make the related financial covenants less restrictive on the whole. We issued $300 million principal amount of second lien senior secured notes due 2008 and $200 million principal amount of first lien senior secured notes due 2010, the net proceeds of which were used to prepay a portion of our senior bank facilities. We incurred $22.7 million of offering expenses and increased our weighted average cost of borrowing as a result. In addition, as part of the related amendments to our senior bank facilities, we converted $62.5 million of our $125 million revolving facility into a new term loan facility.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce the related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. In September 2003, we issued approximately 37.0 million shares of our common stock at a public offering price of $4.50 per share, the net proceeds of which were used to prepay a portion of our senior bank facilities. In connection with this offering, we amended our senior bank facilities to, among other things, extend the average maturity of the term loans through a refinancing of $100 million of such loans and replace our $62.5 million revolving facility with a new $25.0 million revolving facility.

In November 2003, we further amended our senior bank facilities to, among other things, reduce the interest rate on our outstanding term loans by 0.75%. In November 2003, we extended the maturity of our $20.0 million loan facility with a Chinese bank for an additional three years under the same terms and conditions. In December 2003, we prepaid approximately $48.0 million of loans under our senior bank facilities with the proceeds from a new loan facility with a Chinese bank that bears interest at LIBOR plus 1.5%, as compared to LIBOR plus 3.25% under our senior bank facilities.

In February 2004, we further reduced our long-term debt as result of our sale of approximately 34.4 million shares at a public offering price of $6.98 per share, the net proceeds of which were used to redeem $70 million principal amount of our first lien senior secured notes due 2010 and $105 million principal amount of our second lien senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes plus accrued and unpaid interest to the redemption date. The remaining proceeds will be used for general corporate purposes. In connection with the offering we further amended our senior bank facilities to permit us to use the proceeds of this offering within 270 days of completion to purchase, redeem or retire a portion of our senior subordinated notes due 2009 and our first lien senior secured notes and second lien senior secured notes.

The details of each of these financing events are outlined in the following sections. Also, see Note 7 “Long-Term Debt,” Note 10 “Redeemable Preferred Stock” and Note 11 “Common Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues for the first quarter of 2004 will increase by 5% to 6% as compared to the fourth quarter of 2003. Backlog levels at the beginning of the first quarter of 2004 were higher than backlog levels at the beginning of the fourth quarter of 2003 and represented greater than 90% of our anticipated revenues for the first quarter of 2004. We expect that average selling prices for the first quarter of 2004 will increase as compared to the fourth quarter of 2003 and that our gross margin for the first quarter of 2004 will increase to between 29% and 30%.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001. The amounts in the following table are in millions, except for percentage changes:

	Year ended December 31,			Dollar Change		Percent Change
	2003	2002	2001	2002 to 2003	2001 to 2002	2002 to 2003	2001 to 2002
Revenues	$1,069.1	$1,093.7	$1,223.2	$(24.6)	$(129.5)	(2.2)	(10.6)
Cost of sales	768.1	795.6	997.7	(27.5)	(202.1)	(3.5)	(20.3)

Gross profit	301.0	298.1	225.5	2.9	72.6	1.0	32.2

Operating expenses:
Research and development	85.5	81.5	94.5	4.0	(13.0)	4.9	(13.8)
Selling and marketing	63.0	61.2	74.8	1.8	(13.6)	2.9	(18.2)
General and administrative	64.9	88.8	115.5	(23.9)	(26.7)	(26.9)	(23.1)
Amortization of intangibles	5.9	11.9	22.6	(6.0)	(10.7)	(50.4)	(47.3)
Restructuring, asset impairments and other	61.2	27.7	150.4	33.5	(122.7)	120.9	(81.6)

Total operating expenses	280.5	271.1	457.8	9.4	(186.7)	3.5	(40.8)

Operating income (loss)	20.5	27.0	(232.3)	(6.5)	259.3	(24.1)	(111.6)

Other income (expenses):
Interest expense	(151.1)	(152.5)	(143.6)	1.4	(8.9)	(0.9)	6.2
Interest income	2.0	2.4	4.0	(0.4)	(1.6)	(16.7)	(40.0)
Gain on sale of investment in joint venture	—	—	3.1	—	(3.1)	nm	(100.0)
Loss on debt prepayment	(7.7)	(6.5)	—	(1.2)	(6.5)	18.5	nm

Other income (expenses), net	(156.8)	(156.6)	(136.5)	(0.2)	(20.1)	0.1	14.7

Income (loss) before income taxes, minority interests, and cumulative effect of accounting change	(136.3)	(129.6)	(368.8)	(6.7)	239.2	5.2	(64.9)
Income tax benefit (provision)	(7.7)	(9.5)	(345.8)	1.8	336.3	(18.9)	(97.3)
Minority interests	(1.2)	(2.8)	(0.4)	1.6	(2.4)	(57.1)	600.0

Net loss before cumulative effect of accounting change	(145.2)	(141.9)	(715.0)	(3.3)	573.1	2.3	(80.2)
Cumulative effect of accounting change net of income tax	(21.5)	—	(116.4)	(21.5)	116.4	nm	(100.0)

Net income (loss)	$(166.7)	$(141.9)	$(831.4)	$(24.8)	$689.5	17.5	(82.9)

nm    Not meaningful

Revenues

Revenues were $1,069.1 million, $1,093.7 million and $1,223.2 million in 2003, 2002 and 2001, respectively. The decline from 2001 to 2002 and from 2002 to 2003 were primarily due to declines in average selling prices of approximately 10% and 14% respectively, in each case partially offset by volume and mix changes. As previously described, during 2001 and continuing through the first part of 2003 the decline in average selling prices was due to overcapacity and lower demand in the semiconductor industry. The revenues by product line are as follows (dollars in millions):

	Year Ended December 31, 2003	As a % of Revenue (1)	Year Ended December 31, 2002	As a % of Revenue (1)	Year Ended December 31, 2001	As a % of Revenue (1)

Power Management and Standard Analog	$333.4	31.2%	$362.7	33.2%	$365.4	29.9%
MOS Power Devices	152.5	14.3%	138.7	12.7%	146.7	12.0%
High Frequency Clock and Data Management	80.5	7.5%	72.0	6.6%	118.5	9.7%
Standard Components	502.7	47.0%	520.3	47.6%	592.6	48.4%

Revenues	$1,069.1		$1,093.7		$1,223.2

(1)	Certain amounts may not total due to rounding of individual components

Although revenues from our power management and standard analog product line declined from 2001 to 2002 and from 2002 to 2003, revenues in this product line as a percentage of total revenues increased from 2001 to 2002 as a result of our strategic focus of research and development and marketing efforts on the power management market. In 2003, weakness in the automotive sector has contributed to the absolute dollar and percentage declines in this product line.

Revenues from MOS power devices declined from 2001 to 2002 but increased in 2003 to exceed 2001 levels. As a percentage of revenues, this product line grew in each of 2002 and 2003, as compared to the previous year, primarily as a result of revenues from successful new product designs and strength in the computing sector.

Revenues from high frequency clock and data management products declined substantially between 2001 and 2002 due to weakness in the networking sector driven by an excessive supply of routing and networking equipment. In 2003, this sector started to grow again primarily in the automated test equipment market, causing an increase in revenues both in absolute dollars and as a percentage of revenues.

Revenue from standard components declined steadily from 2001 to 2002 and from 2002 to 2003. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. In addition, we took steps in 2002 to exit non-profitable portions of this business, accounting for a portion of the revenue decline between 2002 and 2003. The revenue declines from 2001 to 2002 and from 2002 to 2003 are also partially attributable to our focus on other product lines during these periods.

Revenues by geographic area as a percentage of revenues were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Americas	30.3%	36.7%	39.7%
Asia/Pacific	52.0%	44.9%	38.7%
Europe	17.7%	18.4%	21.6%

Total	100.0%	100.0%	100.0%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Gross Profit

Our gross profit was $301.0 million, $298.1 million and $225.5 million in 2003, 2002 and 2001, respectively. As a percentage of revenues, our gross margin was 28.2%, 27.3% and 18.4% in 2003, 2002 and 2001, respectively. Although declines in average selling prices had a detrimental impact on our gross margin during 2002 and 2003 and reduced the need for inventory reserves in 2002 and 2003, we were able to offset these effects through cost savings from our restructuring programs and the reduced need for inventory reserves in 2002 and 2003.

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. As a result of the elements of a program that we started in June 2001 and completed in the fourth quarter of 2002 (the 2000 plan), we achieved approximately $365 million of annualized cost savings of which $255 million related to cost of sales, based on a comparison of our cost structure during the first quarter of 2001 to our cost structure during the third quarter of 2002. As a result of additional cost cutting commenced in the fourth quarter of 2002, which was completed during the fourth quarter of 2003 (the 2002 plan), we believe that we achieved an estimated $114 million of cost savings in 2003, as compared to our cost structure during the third quarter of 2002, and we expect to achieve an estimated $151 million of annual costs savings beginning in 2004 from the 2002 plan. These savings are as a result of our manufacturing rationalization plan, reductions in non-manufacturing personnel and other cost controls. Our manufacturing rationalization plan included movement of our manufacturing operations from high cost regions in North America to lower cost regions in Asia and Central Europe. As a result, approximately 79% of our cost of goods sold in 2003 related to our manufacturing operations outside of North America. More recently, we announced that we intend to phase out our manufacturing operations in East Greenwich, R.I. and our assembly and test operations in the Czech Republic by the end of 2004. As a result of these actions, we expect to achieve modest savings in 2004, as operations transition to other manufacturing facilities. During 2005, we expect cost savings related to these closures to be between $20 million and $25 million, as compared to annualized costs in the third quarter of 2003.

The following table summarizes the annual cost savings from the 2000 plan by type and by the applicable caption contained in our consolidated statement of operations (in millions):

	Reduced Employee Costs	Reduced Depreciation	Other Cost Savings	Total
Cost of sales	$75	$14	$166	$255
Research and development	22	—	1	23
Sales and marketing	18	—	16	34
General and administrative	20	1	32	53

	$135	$15	$215	$365

The following table summarizes the estimated annual cost savings from the 2002 plan that we expect following 2003 by type of cost and by the applicable caption contained in our consolidated statement of operations and comprehensive loss (in millions):

	Reduced Employee Costs	Other Cost Savings	Total
Cost of sales	$3	$133	$136
General and administrative	3	12	15

	$6	$145	$151

The actions taken to achieve the cost savings described above were centered around the following key initiatives, which we expect to continue to be a focus in 2004:

•	consolidation of manufacturing sites to improve economies of scale;

•	transfer of production to lower cost regions;

•	increase die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” wafers and increasing the number of die per square inch;

•	reduce the number of new product platforms and process flows; and,

•	focus production on profitable product lines.

These plans have included, among other actions, phasing out manufacturing operations at our Guadalajara, Mexico facility and transferring some of the manufacturing activities performed at our Aizu, Japan and Seremban, Malaysia facilities to some of our other facilities or to third party contractors. More recently, we announced that we intend to phase out our manufacturing operations in East Greenwich, R.I. and our assembly and test operations in the Czech Republic by the end of 2004. In many cases, the volume from closed operations has been or is being shifted to our existing facilities in order to improve capacity utilization and take advantage of economies of scale. Facilities closures and production shifts have resulted in some reductions in our manufacturing capacity, but we do not expect these reductions to affect our ability to meet our foreseeable production needs.

Operating Expenses

Research and development expenses were $85.5 million, $81.5 million and $94.5 million, representing 8.0%, 7.5% and 7.7% of revenues in 2003, 2002 and 2001, respectively. The primary emphasis of our new product development efforts has been, and continues to be, in the expected high growth market applications of power management and high frequency clock and data management solutions, with over 70% of our overall research and development investments focused in these areas.

Selling and marketing expenses were $63.0 million, $61.2 million and $74.8 million, representing 5.9%, 5.6% and 6.1% of revenues in 2003, 2002 and 2001, respectively. Restructuring efforts in selling and marketing, including the downsizing of our sales force, closing of sales offices as well as our regional sales headquarters and centralizing and relocating our order entry functions to lower cost regions, were largely enacted by the middle of 2001. Internal sales and marketing personnel and field application engineers as well as external sales representatives promote our products. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $64.9 million, $88.8 million and $115.5 million, representing 6.1%, 8.1% and 9.4% of revenues in 2003, 2002 and 2001, respectively. Personnel reductions of approximately 30% and the relocation of functions to lower cost regions accounted for the majority of the decrease between 2001 and 2002. Savings from these efforts, as well as continued personnel reductions and functional relocations, accounted for the further decrease between 2002 and 2003. Based on our revenue estimates for 2004 and the fact that most of our cost savings in this area have been realized, we expect that any further decreases in general and administrative expenses would be modest and would be primarily attributable to our transition to new information technology platforms.

Amortization of goodwill and other intangibles was $5.9 million, $11.9 million, and $22.6 million in 2003, 2002 and 2001, respectively. As a result of the adoption of SFAS No. 142 effective January 1, 2002, we eliminated the amortization of goodwill (see Note 3 “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report. As discussed in further detail below, amortization of our developed technology intangible asset ceased following the second quarter of 2003 when we wrote-off the remaining balance acquired in connection with our acquisition of Cherry Semiconductor in April 2000.

Other Operating Expenses — Restructuring, Asset Impairments and Other

Restructuring, asset impairments and other charges were $61.2 million, $27.7 million and $150.4 million in 2003, 2002 and 2001, respectively. Our individual quarterly restructuring charges are summarized below; however, for more information see Note 5 “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this report.

•	$29.9 million charge recorded in the fourth quarter of 2003, consisting of:

•	$20.2 million of non-cash asset impairments, including $15.4 million associated with the East Greenwich, Rhode Island facility and $4.8 million associated the closure of the back-end manufacturing lines in Roznov, Czech Republic;

•	$5.2 million to cover employee separation costs related to the phase-out of manufacturing operations in the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s back-end manufacturing lines in Roznov, Czech Republic, and further reductions in general and administrative staffing levels in the United States and Western Europe;

•	$0.4 million of lease and contract termination exit costs incurred in connection with the consolidation of sales, distribution and administrative facilities in North America; and

•	$4.3 million of other charges consisting of the write-off of a $2.3 million long-term note receivable and a $2.0 million write-down of a cost basis investment; partially offset by a

•	$0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2002 restructuring programs.

•	$3.3 million gain recorded in the third quarter 2003, consisting of:

•	$4.6 million gain recorded in connection with the sale of the Guadalajara, Mexico facility; and

•	$0.1 million net reversal consisting of minor adjustments to previously recorded restructuring charges; partially offset by

•	$1.4 million charge for employee separation costs, reflecting further reductions in manufacturing; and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States

•	$34.6 million charge recorded in the second quarter of 2003, consisting of:

•	$21.3 million of non-cash impairment charges, including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 acquisition of Cherry Semiconductor Corporation and the $0.5 million write-off of a cost basis investment;

•	$10.5 million of non-cash asset impairments associated with an assembly and test production line in Malaysia and property and equipment in the United States;

•	$1.4 million of lease and contract termination exit costs associated with the exit of certain sales and administrative offices and the termination of other purchase and supply agreements;

•	$1.0 million additional charge associated with a supply contract that was terminated as part of the June 2002 restructuring program; and

•	$0.4 million of charges to cover employee separation costs associated with general and administrative employees primarily in the United States.

•	$17.5 million charge recorded in the fourth quarter of 2002, consisting of:

•	$10.1 million for employee separation costs associated with manufacturing and non-manufacturing personnel mainly in the United States;

•	$4.9 million for the costs associated with the separation of two executive officers;

•	$1.0 million of non-cash asset impairments related to the closure of a production line and an abandoned capital equipment project in the Czech Republic; and

•	$1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets; partially offset by

•	$0.3 million of net reversals consisting of adjustments to previously recorded restructuring charges;

•	$3.1 million charge recorded in the second quarter of 2002, consisting of:

•	$8.4 million of non-cash asset impairments related to abandoned manufacturing equipment and unfinished projects;

•	$3.9 million of cash and non-cash stock compensation charges associated with further reductions in general and administrative staffing levels, primarily in the United States;

•	$2.8 million in costs related to termination of certain purchase and supply agreements; and

•	$1.6 million of additional exit costs associated with the shutdown of our Guadalajara, Mexico facility; partially offset by

•	$12.4 million gain related to a settlement with Motorola; and

•	$1.2 million reversal of previously recorded restructuring charges;

•	$7.1 million charge recorded in the first quarter of 2002, consisting of:

•	$7.2 million of cash and non-cash stock compensation charges associated with the consolidation of manufacturing, selling and administrative functions in the U.S. and Europe; partially offset by

•	$0.1 million reversal of previously recorded restructuring charges.

•	$16.6 million charge recorded in the fourth quarter of 2001, consisting of:

•	$11.1 million of non-cash asset impairments related to abandoned equipment located in the United States; and

•	$5.5 million of cash and non-cash stock compensation charges associated with further reductions in selling, general and administrative staffing levels in the United States, United Kingdom, Germany, France and Singapore.

•	$95.8 million charge recorded in the second quarter of 2001, consisting of:

•	$42.2 million of non-cash asset impairments relating to the aforementioned operational changes described below; and

•	$43.6 million of cash and non-cash stock compensation charges associated with the phasing out of manufacturing operations at our Guadalajara, Mexico facility, transferring certain manufacturing activities from Aizu, Japan and Seremban, Malaysia to other ON-owned facilities or third-party manufacturers and the transfer of the Asian distribution center from Hong Kong to Singapore;

•	$6.2 million in costs related to the termination of equipment purchase and other contractual agreements; and

•	$3.8 million of charges for facility clean up and equipment disposal fees.

•	$38.0 million charge recorded in the first quarter of 2001, consisting of:

•	$31.3 million of cash and non-cash stock compensation charges associated with reductions in manufacturing, selling, general and administrative staffing levels in the United States, Mexico, the Philippines, and Malaysia;

•	$3.8 million of cash and non-cash charges associated with the separation of an executive officer; and

•	$2.9 million of non-cash asset impairments related to the aforementioned locations.

Interest Expense

Interest expense was $151.1 million, $152.5 million and $143.6 million in 2003, 2002 and 2001, respectively. The increase between 2001 and 2002 was attributable to the increased supplemental interest charges resulting from our August 2001 amendments to our senior bank facilities, and a full year of interest on the draw on our revolving credit facility that occurred in June 2001. This supplemental interest ceased to accrue at the end of March 2003; however, the resulting interest savings was offset by our refinancing of portions of our senior bank facilities with higher interest rate bearing notes. See “Liquidity and Capital Resources — “Financing” for a description of our refinancing activities. Our weighted-average interest rate on long-term debt (including current maturities) was 10.8%, 10.5% and 10.3% per annum in 2003, 2002 and 2001, respectively.

Loss on Debt Prepayment

Loss on debt prepayment totaled $7.7 million and $6.5 million in 2003 and 2002, respectively, representing the write-off of debt issuance costs and certain third-party costs incurred with respect to debt refinancings that occurred during those periods. See “Liquidity and Capital Resources — Financing” for a description of our refinancing activities. In the first quarter of 2004, we expect to incur an additional $33.0 million loss on debt prepayment associated with the repayment of a portion of our first lien senior secured notes due 2010 and second lien senior secured notes due 2008 in connection with our February 2004 equity offering.

Provision for Income Taxes

Provision for income taxes was $7.7 million, $9.5 million and $345.8 million in 2003, 2002 and 2001, respectively. The 2003 and 2002 provisions related to income and withholding taxes of certain of our foreign operations. The 2001 amount was greatly influenced by our decision to reserve the deferred tax benefits relating to our domestic net operating losses to the amount that could be recovered via carry-back. This decision resulted in an increase of $366.8 million in our valuation allowance that was partially offset by deferred tax benefits recognized for certain operating losses incurred outside the United States.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations and Indemnities

Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, pension obligations and our redeemable preferred stock. The following table summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in the future:

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2004	2005	2006	2007	2008	Thereafter
Standby letter of credit	$16.0	$4.7	$8.6	$0.7	$—	$—	$2.0

	Payments Due by Period
Contractual obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$1,302.9	$11.4	$11.0	$152.1	$226.2	$297.5	$604.7
Operating leases	16.4	8.4	5.3	2.1	0.4	0.1	0.1
Other long-term obligations — pension plans	40.1	12.4	21.7	1.7	1.5	1.3	1.5
Redeemable preferred stock	131.7	—	—	—	—	—	131.7
Purchase obligations:
Capital purchase obligations	9.6	9.6	—	—	—	—	—
Foundry and inventory purchase obligations	31.3	31.3	—	—	—	—	—
Mainframe support	17.7	8.6	7.4	1.7			—
Information technology and communication services	17.9	15.5	1.2	1.1	—	—	0.1
Other	4.3	3.0	1.0	0.3	—	—	—

Total contractual obligations	$1,571.9	$100.2	$47.6	$159.0	$228.1	$298.9	$738.1

Our long-term debt includes $320.1 million under senior bank facilities, $191.6 million of senior secured notes (net of unamortized discount) due 2010, $292.6 million of senior secured notes (net of unamortized discount) due 2008, $260.0 million of senior subordinated notes due 2009, $139.9 million under the junior subordinated note, $24.3 million under a note payable to a Japanese bank, $20.0 million under a loan facility with a Chinese bank, $48.0 million under a loan facility with another Chinese bank and $6.4 million of capital lease obligations. See Note 7 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term commitments consist of estimated payments relating to our U.S. and foreign pension plans. (See Note 13 “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.) Under our current assumptions, we expect pension expense to be approximately $5 million over the remaining life of the U.S. plan with a related cash funding requirement of approximately $30 million. Upon the termination of the U.S. pension plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits. The remaining obligation in the table above also includes approximately $10 million of estimated funding requirements for our foreign pension plans.

Our Series A Cumulative Convertible Redeemable Preferred Stock is redeemable at the holder’s option anytime after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities, senior subordinated notes and other documents relating to the Company’s indebtedness. The amount shown in the table above assumes no conversion of the preferred stock or redemption until the earliest redemption date of September 7, 2009. We are required to accrete the value of the preferred stock to its redemption value, and any resulting non-cash charge would reduce net income applicable to common stock for purposes of calculating earnings per share. As a result, net income applicable to common stock may be reduced by any such non-cash charges resulting from changes in the market price of our common stock. For further information see Note 10 “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

Our balance of cash and cash equivalents was $186.6 million at December 31, 2003. We believe we have sufficient cash to meet our liquidity needs over the next twelve months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $12.6 million were outstanding under the revolving facility at December 31, 2003. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

While our future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under any of these indemnities have not had a material effect on our business, financial condition, results of operations or cash flows and we do not believe that any amounts that we may be required to pay under these indemnities in the future will be material to our business, financial condition, results of operations or cash flows.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our productivity, and our ability to make the research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, our ability to maintain compliance with financial covenants under our existing credit facilities, and other limitations imposed by our credit facilities or arising from our substantial leverage.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2004. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the years ended December 31, 2003, 2002 and 2001, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles:

	Year Ended
	December 31, 2003(2)	December 31, 2002(1)	December 31, 2001(1) (3)
Net loss	$(166.7)	$(141.9)	$(831.4)
Increase (decrease):
Depreciation and amortization	127.8	148.0	177.1
Interest expense	151.1	152.5	143.6
Interest income	(2.0)	(2.4)	(4.0)
Income tax provision	7.7	9.5	345.8

EBITDA	117.9	165.7	(168.9)
Increase (decrease):
Interest expense	(151.1)	(152.5)	(143.6)
Interest income	2.0	2.4	4.0
Income tax provision	(7.7)	(9.5)	(345.8)
Loss on debt prepayment	7.7	6.5	—
Amortization of debt issuance costs and debt discount	8.7	8.1	6.0
Provision for excess inventories	13.0	16.0	50.9
Cumulative effect of accounting change	21.5	—	155.2
Non-cash impairment write-down of property, plant and equipment	30.7	12.4	56.2
Non-cash impairment of other long-lived assets	25.1	—	—
Non-cash interest on junior subordinated note payable to Motorola	13.0	11.7	10.7
Deferred income taxes	0.3	7.1	317.1
Stock compensation expense	0.1	4.5	5.0
Other	0.6	3.0	(1.9)
Changes in operating assets and liabilities	(36.1)	(29.0)	(61.3)

Net cash provided by (used in) operating activities	$45.7	$46.4	$(116.4)

(1)	Amounts have been revised from those previously reported to reflect the consolidation of our majority-owned investment in Leshan-Phoenix Semiconductor based on recent guidance from the Financial Accounting Standards Board.
(2)	Includes the cumulative effect of the accounting change of $21.5 million relating to actuarial gains and losses associated with our defined benefit pension obligations effective January 1, 2003.
(3)	Effective January 1, 2001, our method for recognizing revenue on sales to distributors was changed to defer recognition until the distributor resells the product. The cumulative effect of the accounting changes for periods prior to January 1, 2001 was a charge of $155.2 million.

As a result of the industry downturn in 2001, EBITDA for 2001 was negative $168.9 million. EBITDA for 2002 improved to $165.7 million, primarily as a result of cost savings resulting from our restructuring initiatives and reduced restructuring, asset impairment and other charges of $122.7 million in 2002 compared to 2001. EBITDA for 2003 declined to $117.9 million, primarily as a result of the restructuring, asset impairment and other, net charges in 2003 that were $33.5 million higher than those in 2002 and a cumulative effect of accounting change of $21.5 million in 2003.

As discussed in Note 7 “Long-Term Debt” to our audited consolidated financial statements included elsewhere in this report, our debt covenants require us to maintain minimum adjusted EBITDA levels, as defined by our credit agreement. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers, and contract termination costs. Our working capital, including cash, was $212.5 million at December 31, 2003, and has fluctuated within 10% percent of this balance at quarter-end for each of the last eight quarters.

The components of our working capital at December 31, 2003 and 2002 are set forth below, followed by explanations for changes between 2002 and 2003 that are greater than $5 million:

	December 31,
	2003	2002	Change
Current Assets
Cash and cash equivalents	$186.6	$190.4	$(3.8)
Receivables, net	136.1	115.4	20.7
Inventories, net	171.6	163.5	8.1
Other current assets	25.7	39.4	(13.7)
Deferred income taxes	2.7	6.4	(3.7)

Total current assets	522.7	515.1	7.6

Current Liabilities
Accounts payable	115.7	74.1	41.6
Accrued expenses	89.9	100.6	(10.7)
Income taxes payable	1.7	1.9	(0.2)
Accrued interest	25.3	43.6	(18.3)
Deferred income on sales to distributors	66.2	70.8	(4.6)
Current portion of long-term debt	11.4	19.8	(8.4)

Total current liabilities	310.2	310.8	(0.6)

Net working capital	$212.5	$204.3	$8.2

The increase in accounts receivable is primarily attributable to an increase in sales during the last two months of 2003 as compared to the last two months of 2002. Revenue growth could cause further growth in our receivable portfolio, unless such growth can be offset by reduced credit terms or improved collection rates.

The increase in inventory is attributable to an increase in production at the end of 2003 necessitated by increased backlog. Improved demand could cause a further increase in inventory if we expand production in response.

The decrease in other current assets in 2003 is primarily due to the accelerated settlement of certain value added tax (VAT) amounts in Europe and other claims as well as a reduction in prepaid items due to favorable vendor contract negotiations.

The increase in accounts payable in 2003 relates to our efforts to extend payment terms with our significant suppliers, as well as an increase in production at the end of 2003. Continued growth in the semiconductor market could cause a reversal in this trend of extended payment terms as we compete with other semiconductor manufacturers for access to production materials.

The decrease in accrued expenses is attributable to a decrease in restructuring related reserves as we continue to make severance and contract termination payments, and the accelerated settlement of certain VAT payables in Europe described above.

The decrease in accrued interest is attributable to the payment of supplemental interest of $26.9 million in the first quarter of 2003 (of which a majority was outstanding at December 31, 2002), partially offset by accruals associated with our first lien senior secured notes (interest payable semiannually in March and September), and prepayment of loans under of our senior bank facilities with the proceeds thereof. The effect of this refinancing activity is further described in the “Financing Activities” below.

The decrease in current portion of long-term debt relates to the effects of our 2003 refinancing activities as described in “Financing Activities” below.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to efficiently utilize our existing manufacturing assets and supply arrangements more efficiently. Accordingly, we have reduced our capital expenditures during 2002 and 2003. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $59.8 million, $40.5 million and $149.0 million in 2003, 2002 and 2001, respectively. During 2003, there was an excess supply of used semiconductor production equipment in the marketplace, and we were able to purchase additional equipment at discounted prices. We will continue to look for opportunities to make similar strategic purchases in the future as we plan to invest approximately $80 million in 2004 for additional capacity. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist primarily of liabilities under our foreign and domestic defined benefit pension plans. Our annual funding of these obligations is equal to the minimum legal required amount in each jurisdiction in which the plans operate. This annual amount is dependent upon many actuarial assumptions — see Note 13 “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

Set forth below is a summary of the key financing events affecting our capital structure during the last three years.

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts under our senior bank facilities, which contained minimum interest coverage ratio and maximum leverage ratio covenants with which we were not in compliance as of June 29, 2001. We obtained a waiver in respect of such non-compliance and any future non-compliance through 2002 and amended our senior bank facilities to make these covenants less restrictive through 2005; however, in connection with such waiver and amendment, we added minimum cash and EBITDA covenants and agreed to pay additional supplemental interest and obtain a $100 million equity investment from our principal stockholder.

During 2002 and the first half of 2003, we completed two debt refinancing transactions and further amended our senior bank facilities in connection therewith to extend a portion of our debt maturities, reduce the supplemental interest associated with our 2001 bank amendment and make the related financial covenants less restrictive on the whole. We issued $300 million principal amount of second lien senior secured notes due 2008 and $200 million principal amount of first lien senior secured notes due 2010, the net proceeds of which were used to prepay a portion of our senior bank facilities. We incurred $22.7 million of offering expenses and increased our weighted average cost of borrowing as a result. In addition, as part of the related amendments to our senior bank facilities, we converted $62.5 million of our $125 million revolving facility into a new term loan facility.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. In September 2003, we issued approximately 37.0 million shares of our common stock at a public offering price of $4.50 per share, the net proceeds of which were used to prepay a portion of our senior bank facilities. In connection with this offering, we amended our senior bank facilities to, among other things, extend the average maturity of the term loans through a refinancing of $100 million of such loans and replace our $62.5 million revolving facility with a new $25.0 million revolving facility.

In November 2003, we further amended our senior bank facilities to, among other things, reduce the interest rate on our outstanding term loans by 0.75%. In November 2003, we extended the maturity of our $20.0 million loan facility with a Chinese bank for an additional three years under the same terms and conditions. In December 2003, we prepaid approximately $48.0 million of loans under our senior bank facilities with the proceeds from a new loan facility with a Chinese bank that bears interest at LIBOR plus 1.5%, as compared to LIBOR plus 3.25% under our senior bank facilities.

In the first quarter of 2004, we expect to further reduce our long-term debt as a result of the sale of approximately 34.4 million shares of our common stock at a public offering price of $6.98 per share. The net proceeds are expected to be used to redeem $70 million principal amount of our first lien senior secured notes due 2010 and $105 million principal amount of our second lien senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes plus accrued and unpaid interest to the redemption date. The remaining proceeds will be used for general corporate purposes. In connection with the offering we further amended our senior bank facilities to permit us to use the proceeds of this offering within 270 days of completion to purchase, redeem or retire a portion of our senior subordinated notes due 2009 and our first lien senior secured notes and second lien senior secured notes.

The details of each of these financing events are outlined in the following sections. Also, see Note 7 “Long-Term Debt,” Note 10 “Redeemable Preferred Stock” and Note 11 “Common Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

September 2001 Waiver under Senior Credit Facilities and Issuance of Convertible Preferred Stock to Texas Pacific Group

At June 29, 2001, we were not in compliance with minimum interest expense coverage ratio and maximum leverage ratio covenants under our senior bank facilities. On August 13, 2001, we received a waiver in respect of this noncompliance at June 29, 2001 and in respect of any future noncompliance with these covenants through December 31, 2002. In connection with this waiver, we amended our senior bank facilities to, among other things, reduce the minimum interest expense coverage requirement and increase the maximum leverage ratio requirement through December 31, 2005, add minimum cash and EBITDA requirements through December 31, 2002, increase the required interest rate spreads applicable to outstanding borrowings (referred to below as “supplemental interest”) and change certain mandatory prepayment requirements.

As a condition to the waiver and amendment, we were required to obtain $100.0 million through an equity investment from an affiliate of Texas Pacific Group, our principal stockholder. We satisfied this requirement on

September 7, 2001, when we issued 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock to an affiliate of Texas Pacific Group in exchange for $100 million ($99.2 million, net of issuance costs). In this transaction, we issued 10,000 shares of mandatorily redeemable cumulative convertible preferred stock.

May 2002 Issuance of Second Lien Senior Secured Notes and Amendment to Senior Bank Facilities

On May 6, 2002 we issued $300.0 million principal amount of second lien senior secured notes due 2008. The second lien senior secured notes were issued at a price of 96.902% of par and will mature on May 15, 2008. The second lien senior secured notes initially accrued interest at a rate of 12% per annum. Commencing February 6, 2003, the second lien senior secured notes began accruing interest at a rate of 13% per annum. This increased rate will remain in effect until maturity. Interest on the second lien senior secured notes is payable semi-annually in cash. The obligations under the second lien senior secured notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than Semiconductor Components Industries, LLC, which is a co-issuer). The second lien senior secured notes and the guarantees thereof are secured on a second-priority basis by the assets that secure our senior bank facilities and they rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness and senior to our and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of our subsidiaries that have not guaranteed such second lien senior secured notes. In connection with the offering of second lien senior secured notes, we amended our senior bank facilities to, among other things, permit the issuance of the second lien senior secured notes, make certain of the financial ratio maintenance requirements thereunder less restrictive and impose minimum EBITDA and cash requirements. (See Note 7 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.) We used $278.6 million of net cash proceeds from the sale of the second lien senior secured notes to prepay a portion of our senior bank facilities.

Because the remaining principal amount of loans outstanding under our senior bank facilities was reduced below $750.0 million as a result of this refinancing, the supplemental interest charges thereon (described in Note 7 “Long-Term Debt” of the notes to our audited consolidated financial statements elsewhere in this report) were reduced from 3.0% to 1.0%. In connection with this refinancing, we wrote off $6.5 million of debt issuance costs.

March 2003 Issuance of First Lien Senior Secured Notes and Amendment to Senior Bank Facilities

On March 3, 2003, we issued $200.0 million aggregate principal amount of first lien senior secured notes due 2010. The first lien senior secured notes were issued at a price of 95.467% of par, bear interest at a rate of 12% per annum, payable semi-annually in cash, and will mature on March 15, 2010. The obligations under the first lien senior secured notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than Semiconductor Components Industries, LLC, which is a co-issuer). The first lien senior secured notes and the guarantees thereof are secured on a first-priority basis by the assets that secure our senior bank facilities and they rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness and senior to our and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of our subsidiaries that have not guaranteed such notes.

In connection with the offering of the first lien senior secured notes, we further amended our senior bank facilities to, among other things:

•	permit the issuance of the first lien senior secured notes;

•	remove the requirement that we maintain certain minimum interest expense coverage ratios and do not exceed certain maximum leverage ratios;

•	reduce to $140.0 million our minimum EBITDA requirement for any four consecutive fiscal quarters;

•	reduce our permitted capital expenditures to $100.0 million per year (subject to certain increases for improved financial performance and carryovers from prior periods);

•	permit the redemption of up to 35% of the senior secured first lien notes out of the net proceeds of equity offerings; and

•	convert $62.5 million of the outstanding loans under our revolving credit facility into a new tranche of term loans.

We used $180.9 million of net cash proceeds from the sale of the notes to prepay a portion of our senior bank facilities, including $25.0 million of which proceeds were used to repay borrowings under our revolving credit facility and permanently reduce the commitments thereunder by such amount. In connection with this refinancing, we wrote off $3.5 million of debt issuance costs.

September 2003 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On September 23, 2003, we issued approximately 37.0 million shares of our common stock at a public offering price of $4.50 per share. The net proceeds of the offering were $156.8 million (after deducting the underwriters’ discount of $8.2 million and offering expenses of $1.4 million, including $0.4 million that were unpaid as of December 31, 2003). We used the net proceeds to prepay $152.7 million of our senior bank facilities and to fund $3.8 million of costs associated with our amendment to our senior bank facilities, as described below. In connection with this prepayment, we wrote off $2.5 million of debt issuance costs.

In connection with the offering, we amended our senior bank facilities to, among other things:

•	provide us with additional tranche D term loans under our senior bank facilities aggregating $100.0 million, the entire amount of which was borrowed simultaneously with the completion of offering;

•	permit us to apply the net proceeds from equity offerings by us or any of our subsidiaries (including the equity offering described above) and borrowings under the additional tranche D term loans to prepay scheduled principal installments of all term loan borrowings outstanding under our senior bank facilities in chronological order;

•	reduce from 75% to 50% the percentage of net proceeds from future equity offerings by us or any of our subsidiaries that are required to be applied to prepay term loan borrowings outstanding under our senior bank facilities; and

•	provide us with a new $25.0 million revolving facility that will mature on August 4, 2006, that provides for the issuance of letters of credit in currencies other than U.S. dollars that are to be specified and that, in all other respects, has terms substantially similar to those of our existing revolving facility.

The proceeds of the borrowing under the additional tranche D term loans (which were issued at a discount of $0.5 million) were used to prepay senior credit facility borrowings as described above. Excluding this discount, costs incurred in connection with this debt refinancing totaled $3.8 million, of which $0.4 million was attributable to third party costs. Such third-party costs were expensed as incurred and included in loss on debt prepayment in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2003. The remaining $3.4 million of debt refinancing costs were included in other assets in our consolidated balance sheet and are being amortized using the effective interest method.

November 2003 Amendment to Senior Bank Facilities and Loan Repricing

In November 2003, we refinanced $368.5 million of term loans under our senior bank facilities. We replaced our tranche B, tranche C and tranche D term loan facilities under our senior bank facilities with a single new tranche E term loan facility with terms, other than the interest rate, that are identical to those of the tranche D term loan facility. The new tranche E is due throughout 2006 and 2007, ending in 2007. We also reduced the interest rate on our term loans by 0.75% per annum. Costs incurred in connection with this refinancing totaled $1.0 million, of which $0.2 million was attributable to third party costs, which were expensed as incurred and included in loss on debt prepayment in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2003. The remaining $0.8 million of debt refinancing costs were included in other assets in our consolidated balance sheet and are being amortized using the effective interest method.

November 2003 Extension of Chinese Bank Loan

In November 2003, we exercised our ability to extend the maturity of our $20.0 million loan facility with a Chinese bank for three years under the same terms and conditions thereby extending scheduled principal payments to $10.5 million due in the fourth quarter of 2006 and $9.5 million due in the first quarter of 2007. In March 2004, we amended the renewal provisions in the loan agreement to provide for three unconditional one-year renewal terms.

December 2003 Chinese Bank Loan

In December 2003, we prepaid approximately $48.0 million of the tranche E term loans under our senior bank facilities with the proceeds from a new loan provided to our joint venture in Leshan, China by the China Construction Bank. The loan facility is comprised of two $24 million tranches. The first tranche has a 10-year term with a balloon payment due December 2013; the second tranche has a three-year term with scheduled principal payments through December 2006, which is extendible for an additional three years under certain circumstances. Each tranche bears interest at a rate of LIBOR plus 1.5% per annum, payable quarterly as compared to LIBOR plus 3.25% under our senior bank facilities.

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, Texas Pacific Group, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $226.7 million (after deducting the underwriters’ discounts of $10.8 million and offering expenses of $2.4 million). We intend to use a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first lien senior secured notes and $105.0 million outstanding principal amount of our second lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We intend to use the remaining net proceeds for general corporate purposes. In connection with this redemption, we intend to write off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by the selling stockholder.

In connection with the offering, we amended our senior bank facilities to, among other things:

•	waive the requirement under the credit agreement relating to our senior bank facilities that 50% of the net proceeds of such offering be used to prepay loans under the facilities;

•	permit sale and leaseback transactions involving real or personal property with an aggregate fair value of up to $15 million (and permit the asset sales in connection therewith) and provide that net proceeds from asset sales in connection with such transaction will not be required to be used to prepay loans under the senior bank facilities; and

•	permit us to purchase, redeem or retire a portion of our first lien senior secured notes due 2010, second lien senior secured notes due 2008 and senior subordinated notes due 2009 with the proceeds of such offering within 270 days after its completion so long as no default or event of default exists under the credit agreement after giving effect to such purchases, redemptions or retirements, such purchases, redemptions or retirements comply with the indentures governing such notes and we immediately cancel any such notes that are purchased, redeemed or retired.

See Note 7 “Long-Term Debt,” Note 10 “Redeemable Preferred Stock” and Note 11 “Common Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Interest Rate	Balance	Interest Rate	Balance
Senior Bank Facilities:
Tranche A	—%	$—	6.4375%	$6.6
Tranche B	—	—	6.4375	209.9
Tranche C	—	—	6.4375	226.0
Tranche D	—	—	6.4375	134.1
Tranche E	4.4375	320.1	—	—
Revolver	—	—	6.4375	125.0

		320.1		701.6

First-Lien Senior Secured Notes due 2010, 13% interest payable semi-annually, net of debt discount of $8.4		191.6		—

Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $7.4 and $8.6		292.6		291.4

12% Senior Subordinated Notes due 2009, interest payable semi-annually		260.0		260.0

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity		139.9		126.9

2.3% Note payable to Japanese bank due 2010, interest payable semi-annually		24.3		23.3

Loan with a Chinese bank due 2006, interest payable quarterly at 3.1% and 3.5%, respectively		20.0		20.0

Loan with a Chinese bank, interest payable quarterly at 2.7%		48.0		—

Capital lease obligation		6.4		—

		1,302.9		1,423.2
Less: Current maturities		(11.4)		(19.8)

		$1,291.5		$1,403.4

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities, first lien secured notes and second lien secured notes.

Semiconductor Components Industries, LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our senior bank facilities. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities. ON Semiconductor Corporation and Semiconductor Components Industries, LLC are co-issuers of our first lien senior secured notes due 2010, our second lien senior secured notes due 2008 and senior subordinated notes due 2009. Our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantees the senior bank facilities or the notes.

As of December 31, 2003, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our first lien senior secured notes due 2010, second lien senior secured notes due 2008 and our senior subordinated notes due 2009. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and indentures through December 31, 2004.

Our debt agreements contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on among other things, our ability to:

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

In addition, our senior bank facilities require that we maintain or achieve a minimum consolidated adjusted EBITDA, as defined, and a minimum amount of cash and cash equivalents. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

Cash Management

Our ability to manage cash is limited, as our primary cash inflows and outflows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. While we have some flexibility with respect to the timing of capital equipment purchases, we must invest in capital on a timely basis to allow us to maintain our manufacturing efficiency and support our platforms of new products.

Accounting Changes

During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we will no longer defer any actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period our annual pension plan actuarial valuations are prepared. We believe that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.11 per share, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in our consolidated statement of operations for 2003. The effect of the change in 2003 was to decrease the loss before cumulative effect of accounting change by $6.4 million or $0.03 per share, both before and after income taxes, and to increase the net loss by $16.0 million or $0.09 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

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

During the first quarter of 2002, we identified our various reporting units, which correspond with our four product lines, and allocated our assets and liabilities to such reporting units. The goodwill relating to the Cherry acquisition was specifically identified with and included in our Power Management and Standard Analog reporting unit. During the second quarter of 2002, we completed the first step of its transitional goodwill impairment test and determined that the estimated fair value of the Power Management and Standard Analog reporting unit as of January 1, 2002 exceeded the reporting unit’s carrying amount by a substantial amount. As a result, an impairment of the Cherry goodwill as of that date was not indicated and completion of the second step test was not required. We updated our goodwill impairment analysis during the fourth quarter of 2002 and 2003 and determined that a related impairment did not exist.

As mentioned below in “Critical Accounting Policies and Estimates,” effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. We believe that this change better aligns reported results with, focuses us on, and allows investors to better understand end user demand for the products that we sell through distributors. Our new revenue recognition policy is commonly used in the semiconductor industry. The cumulative effect of the accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million, or $0.67 per share, net of income taxes). The accounting change resulted in an increase in revenues of $116.6 million and a decrease in our net loss before cumulative effect of accounting change of $53.1 million, or $0.30 per share, for the year ended December 31, 2001.

Also effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. Our interest rate swaps in effect at January 1, 2001 were designated as cash flow hedges, were measured at fair value and recorded as assets or liabilities in the consolidated balance sheet. Upon adoption of SFAS No. 133, we recorded a charge of $5.7 million to accumulated other comprehensive income (loss) as of January 1, 2001. This charge consisted of a $2.2 million adjustment to record our interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million pretax deferred charge (included in other assets in the accompanying consolidated balance sheet at December 31, 2000) relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under our senior bank facilities.

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

Critical Accounting Policies and Estimates

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

Sales returns and allowances are estimated based on historical experience. Given that our revenues consist of a high volume of relatively similar products, our actual returns and allowances do not fluctuate significantly from period to period, and our returns and allowances provisions have historically been reasonably accurate.

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

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2002 and 2003, no incremental domestic deferred tax benefits were recognized. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

Impairment of Long-Lived Assets.    We evaluate the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests. In recent years, most of our assets that have been impaired consist of assets that were ultimately abandoned, sold or otherwise disposed of due to cost reduction activities and the consolidation of our manufacturing facilities. In some instances, these assets have subsequently been sold for amounts higher than their impaired value. When material, these gains are recorded in the restructuring, asset impairment and other, net line item in our consolidated statement of operations and disclosed in the footnotes to the financial statements.

Goodwill.    We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of SFAS No. 142 which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. To date, our goodwill has not been considered to be impaired based on the results of this first step.

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

Convertible Redeemable Preferred Stock.    We account for the difference between the carrying amount of our convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as our stock price changes and as additional dividends accrue. Based on the average closing price of our common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for the fourth quarter of 2003 was $0.5 million. For every one dollar increase in the average closing price used in the accretion calculation, the accretion charge we would record in the first quarter of 2004 will increase by approximately $0.9 million.

Contingencies.    We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities and carried at liquidation value. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. Equity securities of consolidated entities that meet the definition of a mandatorily redeemable security by virtue of having a finite life (“mandatorily redeemable minority interests”) are included in the scope of SFAS No. 150. The minority interest associated with our investment in Leshan is a mandatorily redeemable minority interest within the scope of SFAS No. 150 by virtue of Leshan’s finite life of 50 years as specified in its organizational documents. In November 2003, the FASB issued Staff Position No. 150-3 which deferred the measurement and classification provisions of SFAS No. 150 relating to Leshan pending further action by the FASB. We are required to disclose the liquidation value of the Leshan minority interest which we believe approximates the related carrying value of $26.0 million at December 31, 2003. Our adoption of the other provisions of SFAS No. 150 in 2003 did not impact our financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003),” “SFAS No. 132”. SFAS No. 132 requires additional disclosures to those in the original SFAS No. 132 with respect to the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003 except for certain disclosures associated with foreign plans which are required for years ended after June 15, 2004. We adopted this Statement for the year ended December 31, 2003 and included the required disclosures in Note 13 “Employee Benefit Plans” in the notes to our audited consolidated financial statements included elsewhere in this report.

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

Our historical financial results have been, and our future financial results are anticipated to be subject to substantial fluctuations. Our revenues for 2003 were $1,069.1 million, compared to $1,093.7 million for 2002 and $1,223.2 million in 2001. This decline was due primarily to declines in the average selling prices for our products. We incurred net losses of $166.7 million, $141.9 million and $831.4 million in 2003, 2002 and 2001, respectively. The most recent downturn in our business has been most pronounced with respect to our high frequency clock and data management products. Revenues from high frequency clock and data management products represented $ 80.5 million, $72.0 million and $118.5 million, or 7.5%, 6.6% and 9.8% of the total revenues, in 2003, 2002 and 2001, respectively.

Reduced end-user demand, continued price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience additional declines in revenue and operating losses in the future. In order to return to profitability, we must successfully implement our business plan, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand and pricing pressure in the markets our products address. We cannot assure you that we will be able to return to profitability or that we will be able to sustain our profitability, if achieved.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. The most recent downturn, which began in the fourth quarter of 2000, was severe and prolonged, and it is uncertain whether recent improvements in semiconductor industry performance will continue or whether such improvements will benefit us to the same extent as they benefit other industry participants. Future downturns in the semiconductor industry may also be severe and prolonged. Future downturns in the semiconductor industry, or any failure of the industry to fully recover from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations.

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

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. The decline in product orders and shipments in 2001 resulted in reduced capacity utilization of our facilities as we have attempted to match production with anticipated customer demand. As a percentage of revenues, gross margin was 28.2% for 2003, compared to 27.3% for 2002 and 18.4% in 2001. Although our gross margin as a percent of revenues improved between 2001 and 2002, gross margin declined sequentially in the fourth quarter of 2002, the first quarter of 2003 and the third quarter of 2003, in each case as a result of pricing pressure. Increased competition and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions could adversely affect our business.

Between 2000 and the end of 2003, we implemented a number of cost reduction initiatives in response to the significant downturn in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. However, we cannot assure you that these cost reduction initiatives will, in and of themselves, return us to profitability.

We recorded restructuring charges of $150.4 million in 2001, $27.7 million in 2002 and $61.2 million in 2003 to cover costs associated with our cost reduction initiatives. These costs were primarily comprised of employee separation costs and asset impairments. The impact of these restructuring actions on our ability to compete effectively is subject to risks and uncertainties. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable factors that could adversely impact our profitability and business.

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

Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications that we are developing and on our ability to produce our products profitably. Each of these factors depends on our ability, among other things, to finance our operating and product development activities, maintain high quality and efficient manufacturing operations, relocate and close manufacturing facilities and reduce operating expenses as part of our ongoing cost restructuring with minimal disruption to our operations, access quality raw materials and contract manufacturing services in a cost-effective and timely manner, protect our intellectual property portfolio and attract and retain highly-skilled technical, managerial, marketing and finance personnel. Several of these and other factors that could affect our ability to implement our business strategy, such as risks associated with international operations, the threat or occurrence of armed international conflict and terrorist activities, increased competition, legal developments and general economic conditions, are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

We may require additional capital in the future, and additional funds may not be available on terms acceptable to us.

We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from our operations and sales of assets in the ordinary course of business, will be sufficient to meet our planned capital needs for the next twelve months. However, it is possible that we may need to raise additional capital to fund our future activities or to consummate acquisitions of other businesses, products or technologies. As of March 1, 2004, we have $12.3 million of borrowing capacity available under our revolving credit facility. Subject to the restrictions contained in our senior bank facilities and the indentures governing our first lien senior secured notes due 2010, our second lien senior secured notes due 2008 and our senior subordinated notes due 2009, we may be able to raise these funds by selling securities to the public or selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets, or otherwise impair our ability to remain competitive.

We may be unable to make the substantial research and development investments required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. We are committed to maintaining spending on new product development in order to stay competitive in our markets. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive. The primary emphasis of our new product development is in the power management and standard analog and high frequency clock and data management solutions, with over 70% of our overall research and development investment targeted in these areas.

Uncertainties involving the ordering and shipment of, and payment for, our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders and we generally do not have long term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring significant penalty. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to original equipment manufacturers indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

During 2001, the markets in which our customers operate were characterized by a dramatic decline in end-user demand and continued high levels of channel inventories, which reduced visibility of future demand for our products and, in some cases, led to delays or defaults in payments for our products. In 2002 and the first half of 2003, short customer lead times prevailed given the over-capacity in the industry. These and other factors adversely affected our revenues during this period.

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

In view of industry conditions in recent years, we reduced our capital expenditures from $149.0 million in 2001, to $40.5 million in 2002. In 2003, however, our capital expenditures totaled $59.8 million. We may be required to increase our future capital expenditures to meet increased demand.

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

Product sales to our ten largest customers accounted in the aggregate for approximately 54%, 52% and 46% of our total revenues in 2003, 2002 and 2001, respectively. Many of our customers operate in cyclical industries, and in the past we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects.

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

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. These contract manufacturers, including Amkor, PSI, AIT, ASE, KEC, Hynix, Liteon, Chartered and Phenitec, accounted for approximately 26%, 30% and 31% of our cost of sales in 2003, 2002 and 2001, respectively. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship. Our operations could be adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect.

In the case of Motorola, we agreed to continue providing manufacturing services to each other (including Motorola’s manufacturing of our emitter-coupled logic products) for limited periods of time following our 1999 recapitalization. Under our agreements with Motorola, the prices of these services are fixed at levels that are intended to approximate each party’s cost of providing the services. We fulfilled our minimum commitments to purchase manufacturing services from Motorola in 2002. We could be adversely affected if we are unable to relocate these manufacturing operations to our own facilities or to other third-party manufacturers on cost-effective terms or make other satisfactory arrangements prior to the time when these agreements expire.

Acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities or dilute our stockholders.

We may in the future acquire and form strategic alliances relating to other businesses, products and technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, we may issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.

Approximately 37%, 44% and 19% of our total revenues in 2002 and 30%, 52% and 18% of our total revenues in 2003 were derived from the Americas, the Asia/Pacific region and Europe (including the Middle East), respectively. We maintain significant operations in Seremban, Malaysia; Carmona, the Philippines; Aizu, Japan; Leshan, China; Roznov, the Czech Republic; and Piestany, the Slovak Republic. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region.

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

Our success depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and finance personnel. The market for personnel with such qualifications is highly competitive. For example, analog component designers are difficult to attract and retain, and the failure to attract and retain analog component designers could compromise our ability to keep pace with our competitors in the market for analog components. We have not entered into employment agreements with all of our key personnel. As employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting. At times, our stock price has declined substantially, reducing the effectiveness of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

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

We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies. Some of our products and technologies are not covered by any patents or pending patent applications, and we cannot assure you that:

•	any of the substantial number of U.S. and foreign patents and pending patent applications that we employ in our business, including those that Motorola assigned, licensed or sublicensed to us in connection with our 1999 recapitalization, will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others;

•	the license rights granted by Motorola in connection with our recapitalization will provide competitive advantages to us;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	any of the trademarks, copyrights, trade secrets, know-how or mask works that Motorola has assigned, licensed or sublicensed to us in connection with our recapitalization will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others; or

•	any of our pending or future trademark, copyright, or mask work applications will be issued or have the coverage originally sought.

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

In July 2001, three stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our former officers, current and former directors and various investment banking firms who acted as underwriters in connection with our initial public offering in May 2000. In April 2002, the plaintiffs filed a consolidated, amended complaint that supercedes the individual complaints originally filed. The amended complaint generally alleges that our offering documents failed to disclose certain underwriting fees and commissions and underwriter tie-ins and other arrangements with certain customers of the underwriters that impacted the price of our common stock in the after-market. The plaintiffs are seeking unspecified damages. On July 15, 2002, together with other issuer defendants, we filed a collective motion to dismiss the class action lawsuit. On February 19, 2003, as to the claims brought against us under the antifraud provisions of the securities laws, the Court dismissed these claims with prejudice. As to the claims brought under the registration provisions of the securities laws, the Court denied the motion to dismiss these claims. In addition, the parties have stipulated to the voluntary dismissal without prejudice of the current and former directors and officers who were named as individual defendants in the litigation. In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. Formal settlement documents for submission to the court are currently being drafted. If this proposed settlement is ultimately finalized and then submitted to and approved by the Court, it would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants.

We can provide no assurance as to the outcome of this securities litigation. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities litigation will not be filed against us in the future.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse affect on our results of operations and financial condition.

Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Motorola has agreed to indemnify us for environmental and health and safety liabilities related to the conduct or operations of our business or Motorola’s ownership, occupancy or use of real property occurring prior to the closing of our 1999 recapitalization. We also have purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance policy will cover all material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities related to events or activities occurring after our recapitalization.

Based on information currently available to us, we believe that the future cost of compliance with existing environmental and health and safety laws and regulations, and any liability for currently known environmental conditions, will not have a material adverse effect on our business or prospects. However, we cannot predict:

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

On September 11, 2001 the United States was the target of terrorist attacks of unprecedented scope. The threat or occurrences of international armed conflict or other terrorist activities both in the United States and internationally may affect the markets in which our common stock trades, the market in which we operate and our profitability. The terrorist attacks have caused instability in the global financial markets and future or threatened terrorist attacks or occurrences of international armed conflict could result in greater economic instability.

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in the electrical design, Original Equipment Manufacturers are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, results of operations and financial condition.

Trends, Risks and Uncertainties Relating To Our Indebtedness

Our substantial debt could impair our financial condition and adversely affect our ability to operate our business.

We are highly leveraged and have substantial debt service obligations. As of December 31, 2003, we had total long-term indebtedness of $1,302.9 million (including current maturities, but excluding unused commitments) and interest expense of $151.1 million for the year ended December 31, 2003. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. The terms of our financing agreements contain limitations on our ability to incur additional indebtedness. As of March 1, 2004, we have $12.3 million of borrowing capacity available under our revolving credit facility. As of January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

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

In September 2001, we sold 10,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock to TPG ON Holdings LLC, an affiliate of the Texas Pacific Group. Each share of preferred stock is convertible at the option of the holder into approximately 3,546 shares of our common stock as of the issue date, excluding shares into which the preferred stock is convertible due to accumulated and unpaid dividends and subject to customary anti-dilution adjustments. Under the anti-dilution provisions, the conversion price is subject to downward adjustment in the event we issue common stock, or derivative securities entitling the holder to subscribe for or acquire common stock, at a price below the then-current conversion price or market price. Holders of preferred stock are entitled to cumulative dividends, payable quarterly in cash, at a rate of 8% per annum (or if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on our common stock then issuable upon conversion of the preferred stock), subject to applicable restrictions imposed by our principal credit facility. In the event dividends are not paid, the dividends will accumulate on a compounded basis and the number of shares of common stock into which the preferred stock is convertible will increase proportionately.

There is a possibility that the preferred stock will be converted at a price per share that is less than the then current market price of our common stock. If this were to occur, it may cause substantial dilution to our existing common stockholders. Additionally, we registered the shares of common stock issuable upon conversion of the preferred stock under the Securities Act for public resale. Therefore, in the event that the preferred stock is converted, a substantial number of shares of our common stock may be sold into the market, which could decrease the trading price of our common stock and encourage short sales by the selling shareholder or others. Short sales could place further downward pressure on the price of our common stock. In addition to the preferred stock, we may issue more stock in the future, which may cause dilution and a decline in the price of our common stock.

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

As of March 1, 2004, the trading price of our common stock since our initial public offering has ranged from a high of $27.75 on May 1, 2000 to a low of $0.89 on October 4, 2002.

TPG, as our principal stockholder, controls our company, which will limit the ability of our other stockholders to influence the outcome of director elections and other matters submitted for a vote of the stockholders.

Affiliates of Texas Pacific Group own 111,858,369 shares of our common stock and 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock. As of March 1, 2004, these shares represented over 51% of the total voting power of our capital stock. As a result, Texas Pacific Group, through its affiliates, will be able to:

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

At December 31, 2003, our long-term debt (including current maturities) totaled $1,302.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $914.8 million. We do have interest rate exposure with respect to the $388.1 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of December 31, 2003, we had an interest rate swap covering $100 million of our variable interest rate debt. A 50 basis point increase in interest rates would not materially change our expected annual interest expense for the next twelve months.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions, “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors”, and “Section 16(a) Reporting Compliance” in our Proxy Statement for the May 19, 2004 Annual Meeting of Stockholders. Certain additional information concerning our executive officers as of March 8, 2004 is set forth below.

Name	Age	Position
Keith D. Jackson	48	President and Chief Executive Officer*
William Bradford	40	Senior Vice President, Sales and Marketing*
Donald Colvin	51	Senior Vice President, Chief Financial Officer and Treasurer*
William George	61	Senior Vice President, Operations*
George H. Cave	46	Senior Vice President, Secretary and General Counsel*
Charlotte Diener	50	Vice President and General Manager, Standard Components Division**
Mike Heitzman	43	Vice President and General Manager, Analog and Power Management Products Division**
Ramesh Ramchandani	39	Vice President and General Manager, Integrated Power Devices Division**

*	Executive Officers of both ON Semiconductor and Semiconductor Components Industries, LLC (“SCI, LLC”).
**	Executive Officers of SCI, LLC.

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

Donald Colvin.    Mr. Colvin joined ON Semiconductor and SCI, LLC as the Senior Financial Director on March 17, 2003. Effective April 2, 2003, he became the Senior Vice President, Chief Financial Officer and Treasurer. He came from Atmel Corporation, a manufacturer of advanced semiconductors, where he served as Vice President Finance and Chief Financial Officer, beginning in 1998. Mr. Colvin served as Chief Financial Officer of a subsidiary of Atmel from 1995-98. From 1985 to 1995, he held various positions with European Silicon Structures (ES2), most recently as Chief Financial Officer. He held various financial positions with Motorola Semiconductors Europe from 1977 to 1985. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland.

William George.    Dr. George has served as Senior Vice President of Operations since August 1999. He served as Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Components Group from June 1997 until he assumed his current position. Prior to that time, Dr. George held several executive and management positions at Motorola, including Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Products Sector. In October 2003, Dr. George was elected as a Director of the Supervisory Board of Metron Technology N.V., a global provider of marketing, sales, manufacturing, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers in Europe, Asia and the United States. From 1991 to 1994, he served as Executive Vice President and Chief Operations Officer of Sematech, a consortium of leading semiconductor companies. He joined Motorola in 1968.

George H.Cave.    Mr. Cave has served as our General Counsel and Assistant Secretary since August 1999. He was elected Secretary in March 2000 and Vice President in May 2000. In April 2003, Mr. Cave became a Senior Vice President. Before his tenure with ON Semiconductor, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for a period of five years.

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

Mike Heitzman.    Mr. Heitzman assumed the position of Vice President and General Manager of Analog Products Division for SCI, LLC in April 2002. Prior to this, he was General Manager of Analog Division beginning in December 2001. From October 2000 to December 2001, Mr. Heitzman served as Director of the Standard Analog and Power Conversion Product Operations for SCI, LLC beginning in October 2000. During 1999 and 2000, Mr. Heitzman was Operations Manager for the MOS 12 wafer fabrication facility at Motorola. From 1994 to 1999, Mr. Heitzman managed the start-up and production ramp at MOS 12 as Engineering Manager at Motorola.

Ramesh Ramchandani.    Mr. Ramchandani assumed the position of Vice President and General Manager of Integrated Power Devices Division for SCI, LLC in April 2002. Prior to this, Mr. Ramchandani was General Manager from December 2001 to April 2002 and Director from September 2000 to December 2001 of MOS Power Business Unit. Prior to joining SCI, LLC, Mr. Ramchandani served as Director of Worldwide Sales/Marketing and Applications for Celeritek, Inc., a commodity supplier of semiconductor products, from March 1997 to September 2000. From March 1996 to March 1997, Mr. Ramchandani was Manager, Marketing and Technology for Mitsubishi/QCI, a semiconductor company. Mr. Ramchandani has held various management positions in marketing and engineering with other semiconductor and modular components companies, including Fujitsu Microelectronics, Mitsubishi Electronics America and Avantek.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption “Miscellaneous Information — Code of Business Conduct” in the Proxy Statement for our May 19, 2004 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions, “The Board of Directors — Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Performance Graph — Stock Price Performance,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the May 19, 2004 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth equity compensation information as of December 31, 2003.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Stockholders(1)	23,441,409	(2)	$4.11	11,918,335	(3)
Equity Compensation Plans Not Approved By Stockholders	0		$0.00	0
Total	23,441,409		$4.11	11,918,335

(1)	Consists of the Founders Plan, the SIP and the 2000 Employee Stock Purchase Plan (“ESPP”).
(2)	Excludes purchase rights accruing under the ESPP that have a shareholder approved reserve of 5,500,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% of the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.
(3)	Includes 1,543,766 shares of common stock reserved for future issuance under the ESPP and 10,374,569 shares of common stock available for issuance under the Founders Plan and the SIP. The number of securities remaining available for future issuance under these equity compensation plans increased by 4,345,998, effective January 1, 2004. This increase is not included in this table. The increase in securities remaining available for future issuance was calculated based on 2.0% of our total number of outstanding shares of common stock as of January 1, 2004.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions, “Compensation of Executive Officers” and “Relationships and Related Transactions” in the Proxy Statement for our May 19, 2004 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Audit and Related Fees” in the Proxy Statement for our May 19, 2004 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

(2) Consolidated Financial Statement Schedules:

Page
Report of Independent Auditors on Financial Statement Schedule	135
Schedule II — Valuation and Qualifying Accounts and Reserves	136
Semiconductor Components Industries, LLC and Subsidiaries Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001	137
ON Semiconductor Trading Ltd and Subsidiaries Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001	182
SCG Malaysia Holdings Sdn. Bhd. and Subsidiaries Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001	207
SCG Philippines, Incorporated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001	224
SCG (China) Holding Corporation and Subsidiaries Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001	242

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3) Exhibit Index:

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

3.1(a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002 (incorporated by reference from Exhibit 3.1(a) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

3.1(b)	Certificate Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1(b) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation(1)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation(1)

4.2	Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3	Specimen of Share Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.4	Purchase Agreement, dates as of August 4, 1999, SCG Holding Corporation, Semiconductor Components Industries, LLC, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.5	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.6	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.7	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.8	Warrant Agreement dated as of October 11, 2001, between ON Semiconductor Corporation and Bain & Company, Inc. (incorporated by reference from Exhibit 4.7 to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

Exhibit No.	Exhibit Description

4.9	Indenture, dated as of August 4, 1999 among SCG Holding Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and State Street Bank and Trust Company, as trustee, relating to the 12% Senior Subordinated Notes due 2009 (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)
4.10	Form of 12% Senior Subordinated Note due 2009 of SCG Holding Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A to the Indenture filed as Exhibit 4.8 herein & incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.11	Form of 12% Senior Subordinated Note due 2009 of SCG Holding Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B to the Indenture filed as Exhibit 4.8 herein & incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.12	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.13	Purchase Agreement, dated May 1, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.14	Indenture, dated as of May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.15	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.2) (incorporated by reference from Exhibit 4.3 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.16	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.2) (incorporated by reference from Exhibit 4.4 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.17	Registration Rights Agreement, dated May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.5 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

Exhibit No.	Exhibit Description

4.18	Purchase Agreement, dated February 26, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Salomon Smith Barney Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 4.17 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

4.19	Indenture, dated as of March 3, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 4.18 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

4.20	Form of 12% Senior Secured Note due 2010 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.18 hereto) (incorporated by reference from Exhibit 4.19 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

4.21	Form of 12% Senior Secured Note due 2010 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.18 hereto) (incorporated by reference from Exhibit 4.20 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

4.22	Registration Rights Agreement, dated March 3, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Salomon Smith Barney Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 4.21 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.1	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Transition Services Agreement, dated August 4, 1999, among Motorola, Inc., SCG Holding Corporation, and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

Exhibit No.	Exhibit Description
10.6	Motorola Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.7	SCG Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.9 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.8	Motorola Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.10 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.9	SCG Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.11 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.10	Equipment Lease and Repurchase Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.11	Equipment Passdown Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.12	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.13(a)	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.13(b)	First Lease Amendment to Lease for 52nd Street property, dated April 19, 2000, between Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.14(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

10.14	Lease for U.S. Locations (Mesa, Chandler, 56th Street and Tempe), dated July 31, 1999, among Motorola, Inc. as Lessor, and Semiconductor Components Industries, LLC as Lessee (incorporated by reference from Exhibit 10.15 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.15	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.16(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.16(b)	Amendment to Employment Agreement effective as of April 15, 2002, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.2 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

Exhibit No.	Exhibit Description
10.16(c)	Separation Agreement, made as of November 21, 2002, by and among Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.19(c) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(d)	Amendment to Separation Agreement, dated as of February 25, 2003, by and between Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.19(d) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.17(a)	Employment Agreement, dated as of September 13, 1999, between Semiconductor Components Industries, LLC and Michael Rohleder (incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.17(b)	Termination Agreement made as of January 29, 2002, between Michael Rohleder and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(a) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.18(a)	Employment Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.20 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.18(b)	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000 (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)

10.18(c)	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.19(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.19(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.19(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.20(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.22 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.20(b)	Amendment to Employment Agreement, dated as of November 28, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.21(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.20(c)	Termination Agreement made as of May 3, 2002, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.5 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

Exhibit No.	Exhibit Description
10.21(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)

10.21(b)	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary (incorporated by reference from Exhibit 10.3 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)

10.22(a)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.22(b)	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)

10.22(c)	Amendment to Promissory Note, dated March 10, 2001, from James Thorburn and Jacqueline Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.23(a)	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.23(b)	First Amendment to the ON Semiconductor Corporation (fka SCG Holding Corporation) Executive Deferred Compensation Plan, as previously amended, dated September 19, 2000 (incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-107895 filed with the Commission on August 12, 2003)(2)

10.23(c)	Second Amendment to the ON Semiconductor Amended and Restated Executive Deferred Compensation Plan effective January 1, 2002 (incorporated by reference from Exhibit 10.7 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.24	Junior Subordinated Note Due 2011(1)

10.25(a)	2000 Stock Incentive Plan amended and restated as of May 21, 2003 (incorporated by reference from Exhibit 10.1 of Second Quarter 2003 Form 10-Q filed with the Commission on August 13, 2003)(2)

10.25(b)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.25(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.25(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.26	2000 Employee Stock Purchase Plan amended and restated as of May 23, 2001 (incorporated by reference from Exhibit 10.5 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)

10.27	ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.28	Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

Exhibit No.	Exhibit Description
10.29	2000 ON Semiconductor Executive Council Bonus Incentive Plan (incorporated by reference from Exhibit 10.37 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)

10.30	2000 Key Contributor Incentive Plan (incorporated by reference from Exhibit 10.38 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)

10.31(a)	Promissory Note, dated March 9, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.3 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.31(b)	Deed of Trust, dated March 7, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.31(c)	Amendment to Promissory Note dated March 18, 2002, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(b) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.32(a)	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $20 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.32(b)	Letter for Loan Extension Application for a loan in an amount up to $20 million, dated November 5, 2003, from Leshan-Phoenix Semiconductor Co. Ltd. to ICBC, Leshan City Branch(1)

10.32(c)	Loans Renewal Agreement between Leshan Phoenix Semiconductor Co. Ltd. and Industrial and Commercial Bank of China, Leshan City Branch for a loan in an amount up to $20 million, dated March 5, 2004(1)

10.33(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.33(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.34(a)	Offer Letter dated February 15, 2002, from ON Semiconductor Corporation and Semiconductor Components Industries, LLC to John T. Kurtzweil (incorporated by reference from Exhibit 10.3 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.34(b)	Separation Agreement, dated as of March 31, 2003, by and among John Kurtzweil, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.38(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.35(a)	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.35(b)	Amendment No. 1 to Employment Agreement for William Bradford, executed on March 20, 2003, by and between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.39(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.36	Offer Letter effective as of April 1, 2002, to Syrus Madavi from ON Semiconductor Corporation (incorporated by reference from Exhibit 10.6 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002(2)

Exhibit No.	Exhibit Description
10.37	Employee Incentive Plan, January 2002 (incorporated by reference from Exhibit 10.8 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.38	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.39	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.40	Intercreditor Agreement, dated as of May 6, 2002, among J.P. Morgan Chase Bank, as credit agent, Wells Fargo Bank Minnesota, National Association, as trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.41	Security Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.5 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.42	Pledge Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary pledgors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.6 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.43	Collateral Assignment, dated as of May 6, 2002, between Semiconductor Components Industries, LLC and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.7 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.44	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on June 25, 2002, among SCG (China) Holding Corporation, Leshan Radio Company Ltd, and Motorola (China) Investment Limited (incorporated by reference from Exhibit 10.8 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.45(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.45(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.46	Collateral Sharing Agreement dated as of March 3, 2003, among JPMorgan Chase Bank, as Collateral Agent, Wells Fargo Bank Minnesota, National Association, as Trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.53 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.47	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.54 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

Exhibit No.	Exhibit Description
10.48	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.55 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.49	Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 20102010 (incorporated by reference from Exhibit 10.56 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.50	Employment Offer Letter dated March 14, 2003, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.57 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.51	Letter Agreement relating to the employment of Peter Zdebel, dated as of March 31, 2003, by and between Semiconductor Components Industries, LLC and Peter Zdebel (incorporated by reference from Exhibit 10.58 to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.52	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.53	Amendment and Restatement Agreement, dated as of November 25, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of February 14, 2003 (as amended, supplemented and modified and in effect on the date hereof), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and the administrative agent(1)

10.54	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of November 25, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank as administrative agent, collateral agent and syndication agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.64 hereto)(1)

10.55	Reaffirmation Agreement, dated as of November 25, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, as administrative agent, issuing bank and collateral agent for the benefit of the lenders(1)

10.56(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million(1)

10.56(b)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million(1)

10.56(c)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd.(1)

Exhibit No.	Exhibit Description
10.57	Waiver and Amendment, dated as of January 16, 2004 to the Credit Agreement dated as of August 4, 1999, as amended and restated as of November 25, 2003 (as amended, supplemented or otherwise modified from time to time prior to the date hereof) among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Lenders party thereto, and JPMorgan Chase Bank, as administrative agent(1)

14	ON Semiconductor Corporation Code of Business Conduct(1)

18	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles (incorporated by reference from Exhibit 18 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

(b) Reports on Form 8-K:

During the fourth quarter of 2003 we filed or furnished three reports on Form 8-K (1) dated October 29, 2003 and furnished on October 30, 2003, (2) dated November 25, 2003 and filed November 26, 2003, and (3) dated December 3, 2003 and filed December 4, 2003.

The October 30, 2003 report was furnished pursuant to Items 9 and 12, reported the announcement of our results for the quarter ended October 3, 2003, and included as an exhibit a news release dated October 29, 2003, titled “ON Semiconductor Reports Third Quarter 2003 Results.” The discussion under Items 9 and 12 of this Form 8-K and the attached exhibit were furnished to, but not filed with, the Securities and Exchange Commission.

The November 26, 2003 report was filed pursuant to Items 5 and 7, reported our refinancing of approximately $369 million of term loans under our senior bank facilities at an interest rate of LIBOR plus 325 basis points as compared to the previous rate of LIBOR plus 400 basis points, and included as an exhibit a news release dated November 26, 2003 titled “ON Semiconductor Refinances $369 Million Credit Facilities.”

The December 4, 2003 report was filed pursuant to Items 5 and 7, reported its decision to phase out manufacturing operations at its facility in East Greenwich, Rhode Island by the end of 2004, and an expected restructuring, asset impairment and other charge of $15 to $20 million in the fourth quarter of 2003 as a result of that decision, and included as an exhibit a news release dated December 3, 2003 titled “ON Semiconductor to Phase Out Manufacturing in East Greenwich.”

(c) See Item 15(a)(3) above.

(d) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2004

ON SEMICONDUCTOR CORPORATION

By:	/s/ KEITH D. JACKSON

Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2004

/s/ DONALD COLVIN Donald A. Colvin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2004

* J. Daniel McCranie	Chairman of the Board of Directors	March 10, 2004

* Richard W. Boyce	Director	March 10, 2004

* Kevin Burns	Director	March 10, 2004

* Justin T. Chang	Director	March 10, 2004

* Curtis Crawford	Director	March 10, 2004

* William A. Franke	Director	March 10, 2004

* Jerome N. Gregoire	Director	March 10, 2004

* Emmanuel T. Hernandez	Director	March 10, 2004

* John W. Marren	Director	March 10, 2004

*By: /s/ DONALD COLVIN	Attorney in Fact	March 10, 2004

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

/s/ KEITH D. JACKSON	/s/ DONALD COLVIN
President and Chief Executive Officer	Senior Vice-President, Chief Financial Officer and Treasurer
February 2, 2004	February 2, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of ON Semiconductor Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations effective January 1, 2003 and its method of accounting for goodwill and other intangible assets effective January 1, 2002.

As also described in Note 4 the Company has restated its consolidated financial statements to reflect the consolidation of its investment in Leshan-Phoenix Semiconductor Company Limited upon adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

PricewaterhouseCoopers LLP

Phoenix, Arizona

February 2, 2004, except for the third paragraph

of Note 2 and the third paragraph of Note 11 for

which the date is March 4, 2004.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$186.6	$190.4
Receivables, net (including $7.7 and $4.7 due from Motorola)	136.1	115.4
Inventories, net	171.6	163.5
Other current assets	25.7	39.4
Deferred income taxes	2.7	6.4

Total current assets	522.7	515.1
Property, plant and equipment, net	499.1	585.3
Deferred income taxes	1.3	—
Goodwill	77.3	77.3
Intangible asset, net	—	26.7
Other assets	61.0	54.0

Total assets	$1,161.4	$1,258.4

Liabilities, Minority Interests, Redeemable
Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable (including $0.4 and $0.1 payable to Motorola)	$115.7	$74.1
Accrued expenses (including $0.7 and $0.7 payable to Motorola)	89.9	100.6
Income taxes payable	1.7	1.9
Accrued interest	25.3	43.6
Deferred income on sales to distributors	66.2	70.8
Current portion of long-term debt	11.4	19.8

Total current liabilities	310.2	310.8
Long-term debt (including $139.9 and $126.9 payable to Motorola)	1,291.5	1,403.4
Other long-term liabilities	58.2	67.0
Deferred income taxes	—	2.2

Total liabilities	1,659.9	1,783.4

Commitments and contingencies (See Note 16)	—	—

Minority interests in consolidated subsidiaries	26.4	27.0

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value — $131.7 and $110.9	119.7	110.1

Common stock ($0.01 par value, 500,000,000 shares authorized, 217,299,893 and 176,439,900 shares issued and outstanding)	2.2	1.8
Additional paid-in capital	891.3	737.4
Accumulated other comprehensive loss	(4.4)	(34.3)
Accumulated deficit	(1,533.7)	(1,367.0)

Total stockholders’ equity (deficit)	(644.6)	(662.1)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,161.4	$1,258.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues (including $77.9, $88.3 and $100.9 from Motorola)	$1,069.1	$1,093.7	$1,223.2
Cost of sales	768.1	795.6	997.7

Gross profit	301.0	298.1	225.5

Operating expenses:
Research and development	85.5	81.5	94.5
Selling and marketing	63.0	61.2	74.8
General and administrative	64.9	88.8	115.5
Amortization of goodwill and intangibles	5.9	11.9	22.6
Restructuring, asset impairments and other, net	61.2	27.7	150.4

Total operating expenses	280.5	271.1	457.8

Operating income (loss)	20.5	27.0	(232.3)

Other income (expenses):
Interest expense	(151.1)	(152.5)	(143.6)
Interest income	2.0	2.4	4.0
Gain on sale of investment in joint venture	—	—	3.1
Loss on debt prepayment	(7.7)	(6.5)	—

Other income (expenses), net	(156.8)	(156.6)	(136.5)

Loss before income taxes, minority interests and cumulative effect of accounting change	(136.3)	(129.6)	(368.8)
Income tax provision	(7.7)	(9.5)	(345.8)
Minority interests	(1.2)	(2.8)	(0.4)

Loss before cumulative effect of accounting change	(145.2)	(141.9)	(715.0)
Cumulative effect of accounting change (net of income taxes of $0 in 2003 and $38.8 in 2001)	(21.5)	—	(116.4)

Net loss	(166.7)	(141.9)	(831.4)
Less: Accretion to redemption value of convertible redeemable preferred stock	(0.5)	—	—
Less: Accretion of beneficial conversion feature relating to convertible redeemable preferred stock	—	—	(13.1)
Less: Convertible redeemable preferred stock dividends	(9.2)	(8.5)	(2.4)

Net loss applicable to common stock	$(176.4)	$(150.4)	$(846.9)

Loss per common share:
Basic:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.83)	$(0.86)	$(4.21)
Cumulative effect of accounting change	(0.11)	—	(0.67)

Net loss applicable to common stock	$(0.94)	$(0.86)	$(4.88)

Diluted:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.83)	$(0.86)	$(4.21)
Cumulative effect of accounting change	(0.11)	—	(0.67)

Net loss applicable to common stock	$(0.94)	$(0.86)	$(4.88)

Weighted average common shares outstanding:
Basic	187.4	175.6	173.6

Diluted	187.4	175.6	173.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions, except per share data)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	At Par Value
Balances at December 31, 2000	172,746,435	1.7	730.4	(0.7)	(393.7)	337.7
Stock option exercises	648,132	—	0.9	—	—	0.9
Tax benefit of stock option exercises	—	—	0.7	—	—	0.7
Stock compensation expense	—	—	5.0	—	—	5.0
Redeemable preferred stock dividends	—	—	(2.4)	—	—	(2.4)
Shares issued under the employee stock purchase plan	1,259,019	—	4.2	—	—	4.2
Beneficial conversion feature relating to convertible redeemable preferred stock	—	—	13.1	—	—	13.1
Accretion of beneficial conversion feature relating to convertible redeemable preferred stock	—	—	(13.1)	—	—	(13.1)
Comprehensive income (loss):
Net loss	—	—	—	—	(831.4)	(831.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(3.9)	—	(3.9)
Additional minimum pension liability	—	—	—	(13.5)	—	(13.5)
Cumulative effect of accounting change	—	—	—	(5.7)	—	(5.7)
Effects of cash flow hedges	—	—	—	(9.0)	—	(9.0)

Other comprehensive loss	—	—	—	(32.1)	—	(32.1)

Comprehensive loss	—	—	—	—	—	(863.5)

Balances at December 31, 2001	174,653,586	1.7	738.8	(32.8)	(1,225.1)	(517.4)
Stock option exercises	757,185	0.1	1.1	—	—	1.2
Tax benefit of stock option exercises	—	—	0.1	—	—	0.1
Stock compensation expense	—	—	4.5	—	—	4.5
Redeemable preferred stock dividends	—	—	(8.5)	—	—	(8.5)
Shares issued under the employee stock purchase plan	1,029,129	—	1.4	—	—	1.4
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(141.9)	(141.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	2.3	—	2.3
Additional minimum pension liability	—	—	—	(5.8)	—	(5.8)
Unrealized losses on deferred compensation plan investments	—	—	—	(0.6)	—	(0.6)
Effects of cash flow hedges	—	—	—	2.6	—	2.6

Other comprehensive loss				(1.5)	—	(1.5)

Comprehensive loss	—	—	—	—	—	(143.4)

Balances at December 31, 2002	176,439,900	1.8	737.4	(34.3)	(1,367.0)	(662.1)
Issuance of common stock, net of issuance costs	36,996,000	0.4	156.4	—	—	156.8
Stock option exercises	1,924,030	—	4.2	—	—	4.2
Tax benefit of stock option exercises	—	—	0.3	—	—	0.3
Stock compensation expense	—	—	0.1	—	—	0.1
Redeemable preferred stock dividends	—	—	(9.2)	—	—	(9.2)
Accretion to redemption value of convertible redeemable preferred stock	—	—	(0.5)	—	—	(0.5)
Shares issued under the employee stock purchase plan	689,963	—	1.2	—	—	1.2
Warrant exercises	1,250,000	—	1.4	—	—	1.4
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(166.7)	(166.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	3.7	—	3.7
Additional minimum pension liability adjustment	—	—	—	19.6	—	19.6
Unrealized losses on deferred compensation plan investments	—	—	—	(0.2)	—	(0.2)
Effects of cash flow hedges	—	—	—	6.8	—	6.8

Other comprehensive loss	—	—	—	29.9	—	29.9

Comprehensive loss	—	—	—	—	—	(136.8)

Balances at December 31, 2003	217,299,893	$2.2	$891.3	$(4.4)	$(1,533.7)	$(644.6)

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(166.7)	$(141.9)	$(831.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127.8	148.0	177.1
Cumulative effect of accounting change	21.5	—	155.2
Loss on debt prepayment	7.7	6.5	—
Amortization of debt issuance costs and debt discount	8.7	8.1	6.0
Provision for excess inventories	13.0	16.0	50.9
Non-cash impairment of property, plant and equipment	30.7	12.4	56.2
Non-cash impairment of intangible and other assets	25.1	—	—
Non-cash interest on junior subordinated note payable to Motorola	13.0	11.7	10.7
Gain on sale of investment in joint venture	—	—	(3.1)
Deferred income taxes	0.3	7.1	317.1
Stock compensation expense	0.1	4.5	5.0
Other	0.6	3.0	1.2
Changes in assets and liabilities:
Receivables	(20.8)	22.4	134.5
Inventories	(21.0)	6.4	23.0
Other assets	5.0	3.2	(4.2)
Accounts payable	41.3	(35.9)	(63.2)
Accrued expenses	(16.2)	(6.3)	(62.3)
Income taxes payable	(0.1)	(11.2)	(16.4)
Accrued interest	(18.3)	19.8	5.7
Deferred income on sales to distributors	(4.6)	(28.6)	(82.8)
Other long-term liabilities	(1.4)	1.2	4.4

Net cash provided by (used in) operating activities	45.7	46.4	(116.4)

Cash flows from investing activities:
Purchases of property, plant and equipment	(59.8)	(40.5)	(149.0)
Deposits for purchases of property, plant and equipment	(6.8)	—	—
Proceeds from sale of investment in joint venture	—	—	20.4
Proceeds from sales of property, plant and equipment	13.2	4.5	13.8
Other	(1.8)	—	(0.6)

Net cash used in investing activities	(55.2)	(36.0)	(115.4)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	338.4	290.7	134.5
Proceeds from issuance of common stock under the employee stock purchase plan	1.2	1.4	4.2
Proceeds from exercise of stock options and warrants	5.6	1.2	0.9
Proceeds from issuance of convertible, redeemable preferred stock, net of issuance costs	—	—	99.2
Proceeds from issuance of common stock, net of issuance costs	157.2	—	—
Payment of capital lease obligation	(0.2)	(1.1)	(1.9)
Payment of debt issuance costs	(15.3)	(12.1)	(5.1)
Repayment of senior credit facilities	(482.5)	(287.1)	(5.6)

Net cash provided by (used in) financing activities	4.4	(7.0)	226.2

Effect of exchange rate changes on cash and cash equivalents	1.3	1.0	0.8

Net increase (decrease) in cash and cash equivalents	(3.8)	4.4	(4.8)
Cash and cash equivalents, beginning of period	190.4	186.0	190.8

Cash and cash equivalents, end of period	$186.6	$190.4	$186.0

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

Note 2:    Liquidity

During the year ended December 31, 2003, the Company incurred a net loss of $166.7 million compared to net losses of $141.9 million and $831.4 million in 2002 and 2001, respectively. The Company’s net results included restructuring, asset impairments and other, net of $61.2 million, $27.7 million and $150.4 million in 2003, 2002 and 2001, respectively, as well as interest expense of $151.1 million $152.5 million and $143.6 million, respectively. The Company’s operating activities provided cash of $45.7 million in 2003 and $46.4 million in 2002 and used cash of $116.4 million in 2001.

At December 31, 2003, the Company had $186.6 million in cash and cash equivalents, net working capital of $212.5 million, term or revolving debt of $1,302.9 million and a stockholders’ deficit of $644.6 million. The Company’s long-term debt includes $320.1 million under its senior bank facilities; $191.6 million (net of discount) of its 13% senior secured notes due 2010; $292.6 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $139.9 million under a 10% junior subordinated note payable to Motorola due 2011; $48.0 million under a loan facility with a Chinese bank due 2013; $24.3 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank due 2006; and $6.4 million under a capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements at December 31, 2003 and expects to remain in compliance over the next twelve months.

In February 2004, the Company completed a public offering of common stock resulting in net proceeds of $226.7 million. The net proceeds are expected to be used to redeem $70.0 million principal amount of the Company’s 13% senior secured notes due 2010 and $105.0 million principal amount of the 12% senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds will be used for general corporate purposes.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2004. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

Note 3:     Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to projected end user demand. Projected end user demand is generally based on sales during the prior twelve months. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions as well as the Company’s design activities can cause certain of its products to become obsolete.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry). The Cherry goodwill was being amortized on a straight-line basis over its estimated useful life of ten years until January 1, 2002 when the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” The Company also acquired another intangible asset in the Cherry acquisition that were being amortized on a straight-line basis over their estimated useful lives. In the second quarter of 2003, that intangible asset was determined to be impaired and was written-off. See Note 5 “Restructuring, Asset Impairments and Other, net”.

Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $34.7 million and $33.7 million at December 31, 2003 and 2002, respectively.

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

Stock-Based Compensation

The Company accounts for employee stock options relating to its common stock in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for 2003, 2002, and 2001 would have been increased to the pro forma amounts indicated below (in millions except share data):

	Year ended December 31,
	2003	2002	2001
Net loss, as reported	$(166.7)	$(141.9)	$(831.4)
Add: Stock-based employee compensation expense included in report net loss, net of related tax effects	0.1	4.5	3.7
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(15.1)	(14.5)	(11.4)

Pro-forma net loss	(181.7)	(151.9)	(839.1)
Less: Accretion to redemption value of convertible redeemable preferred stock	(0.5)	—	—
Less: Accretion of beneficial conversion feature relating to convertible redeemable preferred stock	—	—	(13.1)
Less: Convertible redeemable preferred stock dividends	(9.2)	(8.5)	(2.4)

Pro-forma net loss applicable to common stock	$(191.4)	$(160.4)	$(854.6)

Loss per share:
Basic — as reported	$(0.94)	$(0.86)	$(4.88)
Basic — pro-forma	$(1.02)	$(0.91)	$(4.92)
Diluted — as reported	$(0.94)	$(0.86)	$(4.88)
Diluted — pro-forma	$(1.02)	$(0.91)	$(4.92)

The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the On Semiconductor 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2003	2002	2001
Expected life (in years)	5	5	5
Risk-free interest rate	3.07%	4.15%	4.82%
Volatility	0.78	0.70	0.70

Employee Stock Purchase Plan	2003	2002	2001
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	1.07%	1.71%	4.26%
Volatility	0.83	0.70	0.70

The weighted-average estimated fair value of employee stock options granted during 2003, 2002 and 2001 was $1.50, $1.91 and $3.25 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2003, 2002 and 2001 was $0.62, $0.60 and $1.24, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which the related benefits will likely not be realized.

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

Foreign Currencies

Most of the Company’s foreign subsidiaries conduct business primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions.

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

Defined Benefit Plans

The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. As described in Note 4, “Accounting Changes,” the Company changed its method of accounting for net unrecognized actuarial gains or losses relating to its defined benefit pension obligations effective January 1, 2003.

Convertible Redeemable Preferred Stock

The Company accounts for the difference between the carrying amount of its convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as the Company’s stock price changes and as additional dividends accrue. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding December 31, 2003 of $6.19 the accretion charge for the fourth quarter of 2003 was $0.5 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities and carried at liquidation value. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. Equity securities of consolidated entities that meet the definition of a mandatorily redeemable security by virtue of having a finite life (“mandatorily redeemable minority interests”) are included in the scope of SFAS No. 150. The minority interest associated with the Company’s investment in Leshan is a mandatorily redeemable minority interest within the scope of SFAS No. 150 by virtue of Leshan’s finite life of 50 years as specified in its organizational documents. In November 2003, the FASB issued Staff Position No. 150-3 which deferred the measurement and classification provisions of SFAS No. 150 relating to Leshan pending further action by the FASB. The Company is required to disclose the liquidation value of the Leshan minority interest which the Company believes approximates the related carrying value of $26.0 million at December 31, 2003. The Company’s adoption of the other provisions of SFAS No. 150 in 2003 did not impact its financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003),” SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 which also requires new disclosures for Interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003 and has included the required disclosures in Note 13 “Employee Benefit Plans”.

Note 4:    Accounting Changes

Defined Benefit Plans

The Company changed its method of accounting for net unrecognized actuarial gains or losses relating to its defined benefit pension obligations. Historically, the Company amortized such net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, the Company no longer defers actuarial gains or losses but recognizes such gains and losses during the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.11 per share, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2003. The effect of the change in 2003 was to decrease the loss before cumulative effect of accounting change by $5.5 million or $0.03 per share, both before and after income taxes, and to increase the net loss by $16.0 million or $0.09 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

The estimated pro forma effects of the accounting change on the Company’s results of operations for the years ended December 31, 2002 and 2001 were as follows (in millions, except share data):

	Year Ended December 31,
	2002	2001
As reported:
Net loss before cumulative effect of accounting change	$(141.9)	$(715.0)
Net loss	$(141.9)	$(831.4)
Basic net loss before cumulative effect of accounting change per share	$(0.86)	$(4.21)
Basic net loss per share	$(0.86)	$(4.88)
Diluted net loss before cumulative effect of accounting change per share	$(0.86)	$(4.21)
Diluted net loss per share	$(0.86)	$(4.88)

Pro forma amounts reflecting the accounting change applied retroactively:
Net loss before cumulative effect of accounting change	$(146.3)	$(725.2)
Net loss	$(146.3)	$(841.6)
Basic net loss per share before cumulative effect of accounting change	$(0.88)	$(4.27)
Basic net loss per share	$(0.88)	$(4.94)
Diluted net loss per share before cumulative effect of accounting change	$(0.88)	$(4.27)
Diluted net loss per share	$(0.88)	$(4.94)

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and indefinite-lived intangible assets and requires that such assets be tested for impairment on an annual basis or whenever events or circumstances indicate that the related carrying value may be impaired, requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company’s goodwill at January 1, 2002 totaled $77.3 million and related to the acquisition of Cherry in April 2000. As a result of the adoption of SFAS No. 142, the Company discontinued amortization of the Cherry goodwill at the beginning of 2002. The Company has no other indefinite-lived intangible assets.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table, with comparable actual amounts for the year ended December 31, 2001, sets forth the pro forma effects on net loss and loss per share assuming that the Company had adopted the provisions of SFAS No. 142 as of January 1, 2001:

	As reported 2001	Pro forma 2001
Reported net loss before cumulative effect of accounting change	$(715.0)	$(715.0)

Add back: Goodwill amortization, net of tax		10.7

Pro forma net loss before cumulative effect of accounting change		$(704.3)

Reported net loss	$(831.4)	$(831.4)

Add back: Goodwill amortization, net of tax		10.7

Pro forma net loss		$(820.7)

Reported basic loss per share before cumulative effect of accounting change	$(4.21)	$(4.21)

Add back: Goodwill amortization, net of tax		0.06

Pro forma basic loss per share before cumulative effect of accounting change		$(4.15)

Reported basic loss per share	$(4.88)	$(4.88)

Add back: Goodwill amortization, net of tax		0.06

Pro forma basic loss per share		$(4.82)

Reported diluted loss per share before cumulative effect of accounting change	$(4.21)	$(4.21)

Add back: Goodwill amortization, net of tax		0.06

Pro forma diluted loss per share before cumulative effect of accounting change		$(4.15)

Reported diluted loss per share	$(4.88)	$(4.88)

Add back: Goodwill amortization, net of tax		0.06

Pro forma diluted loss per share		$(4.82)

Revenue Recognition

Sales are made to distributors under agreements that allow certain rights of return and price protection on products that are not resold by such distributors. Prior to January 1, 2001, the Company recognized revenue on distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns from distributors on unsold products. Effective January 1, 2001, the Company changed its revenue recognition method on sales to distributors so that such revenues are recognized at the time the distributor sells the Company’s products to the end customer. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

Management believes that this accounting change was to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand, end user demand for the products the Company sells through distribution. Additionally, the timing of revenue recognition is no longer influenced by the distributor’s stocking decisions.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The impact of the accounting change for periods prior to 2001 was a charge of $155.2 million ($116.4 million or $0.67 per share net of income taxes) and is reflected as the cumulative effect of change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2001. The accounting change resulted in an increase in revenues of $116.6 million and a reduction in net loss of $53.1 million ($0.30 per share) for the year ended December 31, 2001.

Derivatives Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities effective January 1, 2001.

Upon the adoption, the Company recorded a charge of approximately $5.7 million to accumulated other comprehensive income (loss). This charge consisted of an approximate $2.2 million adjustment to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities.

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

Variable Interest Entities

In the second quarter of 2003, the Company adopted FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires that certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The Company determined that its investment in Leshan-Phoenix Semiconductor Company Limited (“Leshan”) meets the definition of a VIE and that it is the primary beneficiary of this VIE; therefore, its investment in Leshan should be consolidated under FIN No. 46. The Company had previously accounted for our investment in Leshan using the equity method. While consolidation of the its investment in Leshan did not impact the Company’s previously reported net income (loss) or stockholders’ equity (deficit), financial information of prior periods has been revised for comparative purposes as allowed by FIN No. 46.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 5:    Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2002	2003 Charges	2003 Usage	2003 Adjustments	Reserve Balance at December 31, 2003
December 2003
Cash employee separation charges	$—	$5.2	—	—	$5.2
Cash exit costs	—	0.4	—	—	0.4
Non-cash impairment of property, plant and equipment	—	20.2	(20.2)	—	—
Write-down of long-term receivable and investment	—	4.3	(4.3)	—	—

	—				5.6

September 2003
Cash employee separation charges	—	1.4	(0.9)	—	0.5

June 2003
Cash employee separation charges	—	0.4	(0.4)	—	—
Cash exit costs	—	1.4	(1.4)	—	—
Non-cash impairment of property, plant and equipment	—	10.5	(10.5)	—	—
Non-cash impairment of intangible asset	—	20.8	(20.8)	—	—
Write-down of investment	—	0.5	(0.5)	—	—

	—				—

December 2002
Cash employee separation charges	9.9	—	(6.7)	(0.1)	3.1
Cash exit costs	1.8	—	(1.1)	—	0.7

	11.7				3.8

June 2002
Cash employee separation charges	0.4	—	(0.4)	—	—
Cash exit costs	1.5	—	—	1.0	2.5

	1.9				2.5

March 2002
Cash employee separation charges	3.0	—	(2.8)	0.1	0.3

December 2001
Cash employee separation charges	0.1	—	—	(0.1)	—

June 2001
Cash exit costs	2.8	—	(2.2)	(0.2)	0.4

	$19.5	$65.1	$(72.2)	$0.7	$13.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31, 2001	2002 Charges	2002 Usage	2002 Adjustments	Reserve Balance at December 31, 2002
December 2002
Cash employee separations charges		10.1	(0.2)	—	9.9
Cash exit costs		1.8	—	—	1.8
Non-cash impairment of property, plant and equipment		1.0	(1.0)	—	—

	—				11.7

June 2002
Cash employee separations charges	—	2.9	(2.5)	—	0.4
Cash exit costs	—	2.8	(1.3)	—	1.5
Non-cash impairment of property, plant and equipment	—	8.4	(8.4)	—	—
Non-cash stock compensation charges	—	1.0	(1.0)	—	—

	—				1.9

March 2002
Cash employee separations charges	—	7.0	(4.3)	0.3	3.0
Non-cash stock compensation charges	—	0.2	(0.2)	—	—

	—				3.0

December 2001
Cash employee separations charges	2.2	—	(2.1)	—	0.1

June 2001
Cash employee separations charges	6.8	—	(5.7)	(1.1)	—
Cash exit costs	10.0	—	(8.1)	0.9	2.8

	16.8				2.8

March 2001
Cash employee separations charges	0.8	—	(0.7)	(0.1)	—

	$19.8	$35.2	$(35.5)	$—	$19.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31, 2000	2001 Charges	2001 Usage	Reserves released to income	Reserve Balance at December 31, 2001
	$0.7	$—	$(0.7)	$—	$—
December 2001
Cash employee separations charges	—	4.0	(1.8)	—	2.2
Non-cash impairment of property, plant and equipment	—	11.1	(11.1)	—	—
Non-cash stock compensation and pension charges	—	1.5	(1.5)	—	—

	—				2.2

June 2001
Cash employee separations charges	—	36.4	(29.6)	—	6.8
Cash exit costs	—	10.0	—	—	10.0
Non-cash impairment of property, plant and equipment	—	42.2	(42.2)	—	—
Non-cash stock compensation and pension charges	—	7.2	(7.2)	—	—

	—				16.8

March 2001
Cash employee separations charges	—	31.3	(30.5)	—	0.8
Non-cash impairment of property, plant and equipment	—	2.9	(2.9)	—	—

	—				0.8

	$0.7	$146.6	$(127.5)	$—	$19.8

As of December 31, 2003, the reserve balance of $13.1 million was comprised of employee severance charges of $9.1 million and exit costs of $4.0 million. A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the years ended December 31, 2003, 2002 and 2001, is as follows (in millions):

2003
2003 Charges	$65.1
Less: adjustments to prior year charges	0.7
Less: Gain on sale of Guadalajara facility*	(4.6)

$61.2

2002
2002 Charges	$35.2
Plus: Charges related to Guadalajara (June 2001) and France (March 2002)	1.9
Less: Reserves released during the period	(1.9)
Plus: Charges related to the termination of executive officers (December 2002)*	4.9
Less: Motorola settlement gain*	(12.4)

$27.7

2001
2001 Charges	$146.6
Plus: Charges related to the termination of an executive officer (March 2001)*	3.8

$150.4

*	Not included in above tables

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 2003

In December 2003, the Company recorded $30.1 million in restructuring, asset impairment and other, net charges. These charges included $5.2 million to cover employee separation costs, $0.4 million of lease and contract costs and $20.2 million of asset impairments associated with the Company’s restructuring programs, and $4.3 million of other charges associated with the write-down of certain other assets. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2002 restructuring programs described below.

The employee separation costs of $5.2 million reflect the phase-out of manufacturing operations at the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s back-end manufacturing lines in Roznov, Czech Republic, and further reductions in general and administrative staffing levels in the United States and Western Europe. The employee separation charges for East Greenwich totaled $3.8 million for approximately 325 employees. The Czech Republic employee separation charge of $0.5 million represents a portion of the total severance charges for approximately 460 employees. Additional severance cost of approximately $1.6 million related to the Czech Republic will be recognized ratably over 2004. The remaining $0.9 million charge relates to severance benefits for approximately 10 employees in general and administrative functions in the United States and Europe. All terminations and associated severance payments related to this charge are expected to be completed by the second quarter of 2005.

The lease and contract termination costs of $0.4 million reflect costs incurred in connection with the consolidation of sales, distribution and administrative facilities in North America.

The $20.2 million of asset impairments include $15.3 million associated with the East Greenwich, Rhode Island facility and $4.9 million associated the closure of the back-end manufacturing lines in Roznov, Czech Republic. The planned discontinuation of manufacturing activities triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges of $15.3 million associated with the East Greenwich, Rhode Island facility and $4.9 million associated with the back-end manufacturing lines in Roznov, Czech Republic. The Company measured the amount of each asset impairment by comparing the carrying values of the respective assets to their related estimated fair values. The Company estimated future net cash flows for the period of continuing manufacturing activities (December 2004 for East Greenwich and Roznov) for each group of assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value.

The $4.3 million of other charges consist of a $2.3 million write-off of a long-term note receivable and a $2.0 million write-down of a cost basis investment. The note receivable was created in connection with the sale of certain equipment in 2001 and was fully reserved during the fourth quarter of 2003 when the counterparty defaulted on the obligation. The Company continues to attempt to collect this note. The cost basis investment relates to a semiconductor start-up company that was written down in the fourth quarter of 2003 based on the Company’s operating performance and liquidity concerns.

September 2003

In September 2003, the Company recorded a $4.6 million gain in connection with the sale of its Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. The Company also

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2001 restructuring programs as described below and an additional $0.1 million charge associated with its March 2002 restructuring program.

All impacted employees have been terminated, and the Company currently expects to pay out the remaining employee severance costs by September 2004.

June 2003

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

The employee separation costs reflected further reductions in general and administrative staffing levels primarily in the United States. All impacted employees have been terminated, and the Company has made all severance payments.

The lease and contract termination exit costs relate to the exit of certain sales and administrative offices and the termination of other purchase and supply agreements. All associated exit costs have been paid.

The $10.5 million of asset impairments include $3.3 million associated with an assembly and test packaging production line in Malaysia which was written down to estimated fair value based on its future net discounted cash flows. Additionally, the Company identified certain buildings, machinery, software and equipment that would no longer be used internally due to the continued consolidation of manufacturing and general and administrative functions primarily in the United States and recorded a charge of $7.2 million to write-down the remaining carrying value of these assets to their net realizable value.

The Company also recorded non-cash impairment charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the Cherry acquisition and a $0.5 million write-off of a cost basis investment. Sustained price declines in certain product lines triggered an impairment analysis of the carrying value of the developed technology intangible asset and resulted in the Company recording an impairment charge of $20.8 million. The Company measured the amount of the impairment charge by comparing the carrying value of the developed technology to its estimated fair value. The Company estimated future net cash flows associated with the developed technology intangible asset using price, volume and cost assumptions that management considered to be reasonable in the circumstances. The Company will no longer incur amortization expense of approximately $12.0 million per year related to this intangible asset.

December 2002

In December 2002, the Company recorded $12.6 million (net of a $0.6 adjustment) restructuring, asset impairments and other charges including $10.1 million for employee separation costs relating the termination of approximately 300 employees, $1.0 million of asset impairments and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and are expected to be completed by June 2004 and impacted both manufacturing and non-manufacturing personnel mainly in the United States. The asset impairments relate to the closure of a production line and an abandoned capital equipment project in the Czech Republic. The charge also

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

included an additional $0.3 million reserve related to a headcount reduction in Toulouse, France that was part of the March 2002 restructuring program. The $0.6 adjustment related to release of previous reserves associated with our March 2001 and June 2001 restructuring programs due the Company’s analysis of estimated costs to complete those programs. As pf December 31, 2003, there were 56 employees remaining to be terminated during 2004 and the related unpaid severance payments of $3.1 million are expected to be paid by June 2004. As of December 31, 2003 the remaining liability relating to exit costs was $0.7 million and is expected to be paid out by June 2005.

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

June 2002

In June 2002, the Company recorded charges totaling $16.7 million for costs associated with its worldwide restructuring programs. The charges included $3.9 million to cover employee separation costs associated with the termination of 79 U.S. employees, $2.8 million for exit costs consisting primarily of manufacturing equipment and supply contract termination charges, and $8.4 million for equipment write-offs that were charged directly against the related assets. An additional $1.0 million in exits costs and $0.6 million in employee separation costs were accrued relating to the closure of the Company’s Guadalajara, Mexico manufacturing facility that was part of the June 2001 restructuring described below.

The employee separation costs reflected further reductions in general and administrative staffing levels and included $1.0 million of non-cash stock compensation charges associated with the modification of stock options for certain terminated employees. All impacted employees have been terminated and the related severance costs were paid during 2003.

As a result of continuing economic conditions, the Company determined that certain manufacturing equipment purchase and supply agreements were no longer economical to complete and recorded estimated termination charges of $2.8 million during the second quarter of 2002. As of December 31, 2003, the Company had settled certain of these obligations with payments of $1.3 million. In June 2003, the Company recorded an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program. As of December 31, 2003, all employees had been terminated under the restructuring program. The Company is currently in discussions to settle the remaining obligations.

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

During the second quarter of 2002, the Company reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million which resulted in a related gain of $12.4 million (see Note 17 “Related Party Transactions” for further details of the Motorola settlement). The Company also recorded a $1.2 million reversal of amounts previously provided in connection with the June 2001 restructuring program as a result of favorable negotiated contract termination costs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

March 2002

In March 2002, the Company recorded a $7.1 million (net of a $0.1 million adjustment) charge to cover employee separation costs relating to the termination of approximately 72 employees. Approximately $5.0 million of this charge is attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia. The relocation of these functions was completed in 2003. The remaining $2.2 million relates to reductions in selling, general and administrative personnel primarily in the U.S. The March 2002 charge also included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. As discussed previously, the Company recorded an additional $0.3 million in employee separation costs relating to the relocation of the administrative functions in Toulouse, France during the fourth quarter of 2002 and $0.1 million during 2003 as a result of its reevaluation of remaining costs to be incurred. As of December 31, 2003, all employees have been terminated under this program. As of December 31, 2003 the remaining liability relating to this restructuring was $0.3 million and will be paid by June 2004.

December 2001

In December 2001, the Company recorded charges totaling $16.6 million for costs associated with its worldwide restructuring programs. The charges included $5.5 million to cover employee separation costs associated with the termination of 50 employees as well as $11.1 million for property and equipment write-offs that were charged directly against the related assets.

The employee separation costs reflected reductions in selling, general and administrative staffing levels in the U.S., United Kingdom, Germany, France and Singapore and included $0.2 million of non-cash charges associated with the modification of stock options for certain terminated employees as well as $1.3 million for additional pension charges related to the terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet.) All impacted employees have been terminated and the related severance amounts have been paid.

The $11.1 million charge related to the write-off of certain property and equipment located in Phoenix, Arizona that the Company determined would no longer be utilized as a result of the its restructuring activities.

June 2001

In June 2001, the Company recorded charges totaling $95.8 million for costs associated with its worldwide restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its manufacturing and distribution operations to meet declining customer demand. The programs included the phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility by June 2002, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors by June 2002 and December 2001, respectively, and the shutdown of the Company’s Hong Kong Distribution Center and the transfer of related functions to its Singapore Distribution Center. The charge included $36.4 million to cover employee separation costs associated with the termination of approximately 3,200 employees, $1.1 million of non-cash charges associated with the modification of stock options for certain terminated employees and $6.1 million for additional pension charges related to terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet). All employees have been terminated under the June 2001 restructuring program. Manufacturing operations in Guadalajara ceased in June 2002 as originally planned; however, various administrative activities were not completed until 2003.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The planned discontinuation of manufacturing activities triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges totaling $42.2 million. This charge included $31.6 million related to the Guadalajara manufacturing facility, $4.2 million related to the Aizu, Japan 4-inch wafer fabrication line and $2.2 million related to the Seremban assembly and test facility. The Company measured the amount of each asset impairment by comparing the carrying value of the respective assets to the related estimated fair value. The Company estimated future net cash flows for the period of continuing manufacturing activities (June 2002 for Guadalajara and Aizu, December 31, 2001 for Seremban) for each group of assets using price, volume, cost and salvage value assumptions that management considered to be reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The related assets have been sold to third parties at amounts that approximated their estimated fair values, were transferred to other manufacturing facilities at their previously existing carrying values or are currently held for sale. As previously mentioned, the Company sold the Mexico facility in the third quarter of 2003. The charge also included $4.2 million for the write-off of assets that will no longer be used by the Company as a result of the June 2001 restructuring program.

The June 2001 charge also included $10.0 million to cover certain exit costs relating to facility closure and contract terminations including $2.8 million for expected facility clean up activities, $1.0 million for equipment disposal fees, $2.0 million for equipment purchase cancellations and $4.2 million for other contract cancellations. As discussed previously, the Company recorded an additional $1.0 million in exit costs and $0.6 in employee separation costs relating to the Guadalajara manufacturing facility during the second quarter of 2002 as a result of its reevaluation of remaining costs to be incurred with respect to the closure of that facility. As of December 31, 2003 the remaining liability relating to this restructuring program was $0.4 million of miscellaneous exit costs which are expected to be paid by April 2004.

March 2001

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2003	2002
Receivables, net:
Accounts receivable	$138.5	$117.3
Less: Allowance for doubtful accounts	(2.4)	(1.9)

	$136.1	$115.4

Inventories, net:
Raw materials	$15.2	$15.5
Work in process	111.7	109.8
Finished goods	87.1	81.9

Total inventory	214.0	207.2
Less: Inventory reserves	(42.4)	(43.7)

	$171.6	$163.5

Property, plant and equipment, net:
Land	$16.1	$15.0
Buildings	350.5	357.4
Machinery and equipment	1,022.2	1,055.0

Total property, plant and equipment	1,388.8	1,427.4
Less: Accumulated depreciation	(889.7)	(842.1)

	$499.1	$585.3

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Intangible asset, net:
Developed technology	$—	$59.3
Less: Accumulated amortization	—	(32.6)

	$—	$26.7

Accrued expenses:
Accrued payroll	$29.6	$27.9
Sales related reserves	17.1	14.2
Restructuring reserves	13.1	19.5
Other	30.1	39.0

	$89.9	$100.6

Other comprehensive loss:
Foreign currency translation adjustments	$1.7	$(2.0)
Additional minimum pension liability	—	(19.6)
Net unrealized losses and adjustments related to cash flow hedges	(5.3)	(12.1)
Unrealized losses on deferred compensation plan investments	(0.8)	(0.6)

	$(4.4)	$(34.3)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Depreciation expense for property, plant and equipment totaled $116.7 million, $129.0 million and $145.5 million for 2003, 2002 and 2001, respectively. Amortization expense related to the developed technology intangible asset totaled $5.9 million, $11.9 million and $11.6 million in 2003, 2002 and 2001, respectively.

The activity related to our warranty reserves for 2001, 2002 and 2003 follows:

Balance as of December 31, 2000	$3.5
Provision	0.1
Usage	(0.6)

Balance as of December 31, 2001	3.0

Provision	0.1
Usage	(0.4)

Balance as of December 31, 2002	2.7

Provision	—
Usage	(0.2)
Reserved released	(0.9)

Balance as of December 31, 2003	$1.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 7:    Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2003		December 31, 2002
	Interest Rate	Balance	Interest Rate	Balance
Senior Bank Facilities:
Tranche A	—%	$—	6.4375%	$6.6
Tranche B	—	—	6.4375	209.9
Tranche C	—	—	6.4375	226.0
Tranche D	—	—	6.4375	134.1
Tranche E	4.4375	320.1	—	—
Revolver	—	—	6.4375	125.0

		320.1		701.6

First-Lien Senior Secured Notes due 2010, 13% interest payable semi-annually, net of debt discount of $8.4		191.6		—

Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $7.4 and $8.6		292.6		291.4

12% Senior Subordinated Notes due 2009, interest payable semi-annually		260.0		260.0

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity		139.9		126.9

2.3% Note payable to Japanese bank due 2010, interest payable semi-annually		24.3		23.3

Loan with a Chinese bank due 2006, interest payable quarterly at 3.1% and 3.5%, respectively		20.0		20.0

Loan with a Chinese bank, interest payable quarterly at 2.7%		48.0		—

Capital lease obligation		6.4		—

		1,302.9		1,423.2
Less: Current maturities		(11.4)		(19.8)

		$1,291.5		$1,403.4

Senior Bank Facilities

Borrowings under the senior bank facilities, which bear interest at rates selected by the Company based on either LIBOR or an alternative base rate, as defined, plus an interest rate spread, amortize within three to five years. As of December 31, 2003, after consideration of the amendments to the credit agreement described below, the senior bank facilities contained a $25.0 million revolving line of credit. Letters of credit totaling $12.6 million were outstanding against the line of credit at December 31, 2003 leaving $12.4 million of availability at that date. As described in Note 14, the Company hedges a portion of the interest rate risk associated with the senior bank facilities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

At June 29, 2001, the Company was not in compliance with the interest expense coverage and leverage ratio requirements under its senior bank facilities. On August 13, 2001, the Company received a waiver in respect to such non-compliance at June 29, 2001 and in respect of any future non-compliance with such covenants through December 31, 2002. In connection with such waiver, the Company amended its senior bank facilities to, among other things, reduce interest expense coverage and increase leverage ratio requirements through December 31, 2005, add minimum cash and EBITDA level covenants through December 31, 2002, require the Company to obtain $100 million through an equity investment from TPG (See Note 10), increase the required interest rate spreads applicable to outstanding borrowings (“supplemental interest”), and, revise certain mandatory prepayment provisions contained in the original agreement.

In connection with the issuance of the 12% second-lien senior secured notes due 2008 (the “Second-Lien Notes”) described below, the Company amended its senior bank facilities on April 17, 2002 to, among other things, permit the issuance of the Second-Lien Notes, eliminate interest expense coverage and leverage ratio requirements through December 31, 2003 and to reduce the minimum interest expense coverage ratio requirement and increase the maximum leverage ratio requirements for the period from January 1, 2004 through June 30, 2006, extend the minimum cash and EBITDA level covenants through December 31, 2003, permit the redemption of up to 35% of the Second-Lien Notes with net proceeds of any equity offerings on or prior to May 15, 2005, allow certain asset sales and to permit borrowings of up to $100.0 million by or for the benefit of Leshan so long as the related proceeds were used to prepay loans under the senior bank facilities.

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

In September 2003, the Company amended its senior bank facilities to, among other things:

•	Provide the Company with additional Tranche D term loans under its senior bank facilities aggregating $100 million, the entire amount of which was borrowed simultaneously with the completion of the equity offering described in Note 11 “Common Stock”;

•	Permit the Company to apply the net proceeds from equity offerings by it or any of its subsidiaries (including the equity offering described in Note 11) and borrowings under the additional Tranche D term loans to prepay scheduled principal installments of all term loan borrowings outstanding under its senior bank facilities in chronological order;

•	Reduce from 75% to 50% the percentage of net proceeds from future equity offerings by the Company or any of its subsidiaries that is required to be applied to prepay term loan borrowings outstanding under its senior bank facilities; and,

•	Provide the Company with a new $25 million revolving facility that will mature on August 4, 2006, provide for the issuance of letters of credit in currencies other than U.S. dollars that are to be specified and, in all other respects, have terms substantially similar to those of its existing revolving facility.

The proceeds of the borrowing under the additional Tranche D term loans (which were issued at a discount of $0.5 million) were used to prepay senior credit facility borrowings as described above. Excluding this

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

discount, costs incurred in connection with this debt refinancing totaled $3.8 million, of which $0.4 million was paid to third parties. Such third-party costs were expensed as incurred and included in loss on debt prepayment in the Company’s consolidated statement of operations for the year ended December 31, 2003. The remaining $3.4 million of debt refinancing costs were capitalized and are being amortized using the effective interest method.

In November 2003, the Company refinanced $368.5 million of term loans under its senior bank facilities. The Company replaced its tranche B, tranche C and tranche D term loan facilities under its senior bank facilities with a single new tranche E term loan facility with terms, other than the interest rate, that are identical to those of the tranche D term loan facility. The new tranche E is due throughout 2006 and 2007, ending in 2007. The Company also reduced the interest rate on its term loans by 0.75% per annum. Costs incurred in connection with this refinancing totaled $1.0 million, of which $0.2 million were expensed as incurred while the remaining $0.8 million of such costs were capitalized and are being amortized using the effective interest method

In December 2003, the Company refinanced approximately $48 million of the term loans under its senior bank facilities with the proceeds from a new loan provided to Leshan by the China Construction Bank, the terms of which are described below.

The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2003. Management believes that the Company will be able to comply with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2004.

First-Lien Notes

On March 3, 2003, the Company and SCI LLC, (collectively, the “Issuers”) issued $200.0 million principal amount of First-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The First-Lien Notes, which are callable after four years, were issued at 95.467% of par value and generated net proceeds of approximately $180.9 million after taking into consideration the discount and the payment of issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities, including $25.0 million relating to the Company’s revolving credit facility. In connection with the prepayment, the Company wrote off $3.5 million of debt issuance costs in the first quarter of 2003. Interest accrues on the First-Lien Notes at a rate of 12% per annum. Interest on the First-Lien Notes is payable semi-annually in March and September. The First-Lien Notes will mature on March 15, 2010.

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

The Issuers filed an exchange offer registration statement on May 1, 2003 relating to the First-Lien Notes pursuant to a registration rights agreement. The registration statement was declared effective by the Securities and Exchange Commission on May 8, 2003.

Second-Lien Notes

On May 6, 2002, the Issuers issued $300.0 million principal amount of Second-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The Second-

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Lien Notes, which are callable after four years, were issued at 96.902% of par value and generated net proceeds of $278.6 million after such discount and the payment of issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities. In connection with this prepayment, the Company wrote off $6.5 million of debt issuance costs in the second quarter of 2002. Because the amount outstanding under the senior bank facilities was reduced below $750.0 million, supplemental interest charges under the credit agreement relating to the senior bank facilities were reduced from 3.0% to 1.0%. The Company exercised its option to terminate the supplemental interest charges by paying the entire accrued balance of supplemental interest charges during the first quarter of 2003. Interest accrues on the Second-Lien Notes at the rate of 12% per annum until February 6, 2003, when the related annual interest increased to 13%. Interest on the Second-Lien Notes is payable semi-annually in May and November in cash. The Second-Lien Notes will mature on May 15, 2008.

The Second-Lien Notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by the Company’s domestic restricted subsidiaries. In addition, the Second-Lien Notes and the related guarantees are secured on a second-priority basis by the assets that secure the senior bank facilities and they rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness and senior to the Company’s and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of the Company’s subsidiaries that have not guaranteed such notes.

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

Japanese Loan

In 2000, the Company’s Japanese subsidiary entered into a yen-denominated note agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which had a balance of $24.3 million at December 31, 2003 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 2.25% and requires semi-annual principal and interest payments through September 2010 of approximately $1.9 million (based on the yen-to-dollar exchange rate at December 31, 2003.) The note is unsecured, however, the bank has rights under the agreement to obtain collateral in certain circumstances. In addition, the note is guaranteed by SCI, LLC the Company’s primary domestic operating subsidiary.

Chinese Loans

The Company’s long-term debt includes a $20 million loan facility between Leshan and a Chinese Bank. Aggregate loans under this facility, which was entered into in November 2000, are comprised of $16 million of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

borrowings denominated in U.S. dollars and $4 million of borrowings denominated in Chinese Renminbi (based on year-end exchange rates). Interest on these loans is payable quarterly and accrues at a variable rate based on published market rates in China for six-year term loans. During the fourth quarter of 2003, the Company exercised its ability to extend the maturity of this loan for three years under the same terms and conditions, thereby extending scheduled principal payments to $10.5 million due in the fourth quarter of 2006 and $9.5 million due in the first quarter of 2007.

The Company’s long-term debt also includes a $48 million loan facility between Leshan and another Chinese Bank. The loan facility is comprised of two $24 million tranches. The first tranche has a 10-year term with a balloon payment due December 2013; the second tranche has a three year term with scheduled principal payments through December 2006 extendible for an additional three years under certain circumstances. Each tranche bears interest at a rate of LIBOR plus 1.5% per annum, payable quarterly.

Annual maturities relating to the Company’s long-term debt as of December 31, 2003 are as follows (in millions):

Actual Maturities
2004	$11.4
2005	11.0
2006	152.1
2007	226.2
2008	297.5
Thereafter	604.7

Total	$1,302.9

The Company and SCI LLC are co-issuers of the First-Lien Notes (issued in March 2003), the Second-Lien Notes, and the Senior Subordinated Notes (collectively, “the Notes”.) The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of an investment in the Leshan joint venture and nominal equity interests in certain of the Company’s other foreign subsidiaries. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Prior to the fourth quarter of 2003, the Guarantor Subsidiaries also owned an investment in the Company’s Czech subsidiaries which was subsequently sold to a Non-Guarantor Subsidiary. Because this transaction was a transfer between entities under common control, the Company has accounted for this transaction in a manner similar to a pooling of interests and has restated all historical Guarantor and Non-Guarantor Subsidiary financial information to reflect the current ownership structure.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company does not believe that the separate financial statements and other disclosures concerning the Guarantor Subsidiaries provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semi- conductor Corporation (3)	SCI LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2003
Cash and cash equivalents	$—	$118.9	$—	$67.7	$—	$186.6
Receivables, net	—	31.5	—	104.6	—	136.1
Inventories, net	—	21.1	2.2	184.3	(36.0)	171.6
Other current assets	—	3.8	0.1	24.5	—	28.4

Total current assets	—	175.3	2.3	381.1	(36.0)	522.7

Deferred income tax, non current	—	—	—	1.3	—	1.3
Property, plant and equipment, net	—	94.3	15.9	388.9	—	499.1
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(732.8)	91.7	40.5	39.2	622.4	61.0

Total assets	$(732.8)	$369.4	$127.9	$810.5	$586.4	$1,161.4

Accounts payable	$—	$29.8	$1.8	$84.1	$—	$115.7
Accrued expenses and other current liabilities	—	86.2	5.2	37.2	(0.3)	128.3
Deferred income on sales to distributors	—	19.2	—	47.0	—	66.2

Total current liabilities	—	135.2	7.0	168.3	(0.3)	310.2

Long-term debt (1)	743.2	1,207.1	—	84.4	(743.2)	1,291.5
Other long-term liabilities	—	41.1	—	15.1	2.0	58.2
Intercompany (1)	(951.1)	(448.9)	143.2	308.1	948.7	—

Total liabilities	(207.9)	934.5	150.2	575.9	207.2	1,659.9
Minority interests in consolidated subsidiaries	—	—	—	—	26.4	26.4
Redeemable preferred stock	119.7	—	—	—	—	119.7
Stockholders’ equity (deficit)	(644.6)	(565.1)	(22.3)	234.6	352.8	(644.6)

Liabilities, minority interests and stockholders’ equity (deficit)	$(732.8)	$369.4	$127.9	$810.5	$586.4	$1,161.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semi- conductor Corporation (3)	SCI LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2002
Cash and cash equivalents	$—	$121.5	$—	$68.9	$—	$190.4
Receivables, net	—	38.2	—	77.2	—	115.4
Inventories, net	—	25.4	0.5	180.3	(42.7)	163.5
Other current assets	—	7.1	0.1	38.6	—	45.8

Total current assets	—	192.2	0.6	365.0	(42.7)	515.1

Property, plant and equipment, net	—	104.4	33.5	447.4	—	585.3
Goodwill and other intangibles, net	—	8.1	95.9	—	—	104.0
Investments and other assets	(596.3)	83.1	35.7	16.1	515.4	54.0

Total assets	$(596.3)	$387.8	$165.7	$828.5	$472.7	$1,258.4

Accounts payable	$—	$25.3	$1.7	$47.1	$—	$74.1
Accrued expenses and other current liabilities	—	113.0	1.6	51.4	(0.1)	165.9
Deferred income on sales to distributors	—	32.3	—	38.5	—	70.8

Total current liabilities	—	170.6	3.3	137.0	(0.1)	310.8

Long-term debt (1)	551.4	1,372.2	—	31.2	(551.4)	1,403.4
Other long-term liabilities	—	50.3	—	16.8	2.1	69.2
Intercompany (1)	(595.7)	(617.6)	158.9	465.0	589.4	—

Total liabilities	(44.3)	975.5	162.2	650.0	40.0	1,783.4
Minority interests in consolidated subsidiaries	—	—	—	—	27.0	27.0
Redeemable preferred stock	110.1	—	—	—	—	110.1
Stockholders’ equity (deficit)	(662.1)	(587.7)	3.5	178.5	405.7	(662.1)

Liabilities, minority interests and stockholders’ equity (deficit)	$(596.3)	$387.8	$165.7	$828.5	$472.7	$1,258.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semi- conductor Corporation (3)	SCI LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2003
Revenues	$—	$480.2	$92.9	$1,407.7	$(911.7)	$1,069.1
Cost of sales	—	455.5	44.4	1,186.7	(918.5)	768.1

Gross profit	—	24.7	48.5	221.0	6.8	301.0

Research and development	—	25.1	13.6	46.8	—	85.5
Selling and marketing	—	34.9	0.5	27.6	—	63.0
General and administrative	—	14.9	0.2	49.8	—	64.9
Amortization of goodwill and other intangibles	—	—	5.9	—	—	5.9
Restructuring, asset impairments and other, net	—	11.3	39.9	10.0	—	61.2

Total operating expenses	—	86.2	60.1	134.2	—	280.5

Operating income (loss)	—	(61.5)	(11.6)	86.8	6.8	20.5
Interest expense, net	—	(100.3)	(19.0)	(29.8)	—	(149.1)
Loss on debt prepayment	—	(7.7)	—	—	—	(7.7)
Equity in earnings	(166.7)	24.8	4.8	(1.0)	138.1	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(166.7)	(144.7)	(25.8)	56.0	144.9	(136.3)
Income tax provision	—	(6.5)	—	(1.2)	—	(7.7)
Minority interests	—	—	—	—	(1.2)	(1.2)

Income (loss) before cumulative effect of accounting change	(166.7)	(151.2)	(25.8)	54.8	143.7	(145.2)
Cumulative effect of accounting change	—	(20.0)	—	(1.5)	—	(21.5)

Net income (loss)	$(166.7)	$(171.2)	$(25.8)	$53.3	$143.7	$(166.7)

Net cash provided by (used in) operating activities	$—	$(69.0)	$6.6	$108.1	$—	$45.7

Cash flows from Investing activities:
Purchases of property, plant and equipment	—	(21.6)	(6.6)	(31.6)	—	(59.8)
Deposits for purchases of property, plant and equipment	—	(6.8)	—	—	—	(6.8)
Other	—	(1.8)	—	—	—	(1.8)
Proceeds from sales of property, plant and equipment	—	—	—	13.2	—	13.2

Net cash used in investing activities	—	(30.2)	(6.6)	(18.4)	—	(55.2)

Cash flows from financing activities:
Intercompany loans	—	(301.8)	—	301.8	—	—
Intercompany loan repayments	—	442.0	—	(442.0)	—	—
Proceeds from debt issuance, net of discount	—	290.4	—	48.0	—	338.4
Payment of debt issuance costs	—	(15.3)	—	—	—	(15.3)
Repayment of long term debt	—	(482.7)	—	—	—	(482.7)
Proceeds from Issuance of common stock	—	157.2	—	—	—	157.2
Proceeds from Issuance of common stock under the employee stock purchase plan	—	1.2	—	—	—	1.2
Proceeds from stock option exercise	—	5.6	—	—	—	5.6

Net cash provided by (used in) financing activities	—	96.6	—	(92.2)	—	4.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.3	—	1.3

Net increase in cash and cash equivalents	—	(2.6)	—	(1.2)	—	(3.8)
Cash and cash equivalents, beginning of period	—	121.5	—	68.9	—	190.4

Cash and cash equivalents, end of period	$—	$118.9	$—	$67.7	$—	$186.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semi- conductor Corporation (3)	SCI LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2002
Revenues	$—	$534.5	$72.0	$1,326.4	$(839.2)	$1,093.7
Cost of sales	—	470.9	55.1	1,099.8	(830.2)	795.6

Gross profit	—	63.6	16.9	226.6	(9.0)	298.1

Research and development	—	36.0	13.6	31.9	—	81.5
Selling and marketing	—	32.1	1.6	27.5	—	61.2
General and administrative	—	47.2	(0.6)	42.2	—	88.8
Amortization of goodwill and other intangibles	—	—	11.9	—	—	11.9
Restructuring, asset impairments and other, net	—	25.7	(1.1)	3.1	—	27.7

Total operating expenses	—	141.0	25.4	104.7	—	271.1

Operating income (loss)	—	(77.4)	(8.5)	121.9	(9.0)	27.0
Interest expense, net	—	(89.6)	(18.9)	(41.6)	—	(150.1)
Loss on debt prepayment and other (2)	—	(46.9)	—	40.4	—	(6.5)
Equity earnings	(141.9)	72.1	4.5	4.8	60.5	—

Income (loss) before income taxes and minority interests	(141.9)	(141.8)	(22.9)	125.5	51.5	(129.6)
Income tax benefit (provision)	—	(4.6)	—	(4.9)	—	(9.5)
Minority interests	—	—	—	—	(2.8)	(2.8)

Net income (loss)	$(141.9)	$(146.4)	$(22.9)	$120.6	$48.7	$(141.9)

Net cash provided by (used in) operating activities	$—	$(187.9)	$0.4	$238.9	$(5.0)	$46.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6.7)	(0.5)	(33.3)	—	(40.5)
Equity injections from Parent	—	(0.5)	—	—	0.5	—
Proceeds from sales of property, plant and equipment	—	2.3	—	2.2	—	4.5

Net cash used in investing activities	—	(4.9)	(0.5)	(31.1)	0.5	(36.0)

Cash flows from financing activities:
Intercompany loans	—	(233.0)	—	233.0	—	—
Intercompany loan repayments	—	429.4	—	(429.4)	—	—
Proceeds from debt issuance, net of closing costs and discount	—	278.6	—	—	—	278.6
Payments on capital lease obligation	—	(1.1)	—	—	—	(1.1)
Dividends paid to affiliate	—	—	—	(5.0)	5.0	—
Equity injections from Parent	—	—	—	0.5	(0.5)	—
Repayment of long term debt	—	(287.1)	—	—	—	(287.1)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	2.6	—	—	—	2.6

Net cash provided by financing activities	—	189.4	—	(200.9)	4.5	(7.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net increase (decrease) in cash and cash equivalents	—	(3.4)	(0.1)	7.9	—	4.4
Cash and cash equivalents, beginning of period	—	124.9	0.1	61.0	—	186.0

Cash and cash equivalents, end of period	$—	$121.5	$—	$68.9	$—	$190.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semi- conductor Corporation (3)	SCI LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2001
Revenues	$—	$639.6	$97.5	$1,459.4	$(973.3)	$1,223.2
Cost of sales	—	641.7	71.3	1,282.9	(998.2)	997.7

Gross profit	—	(2.1)	26.2	176.5	24.9	225.5

Research and development	—	26.5	3.8	64.2	—	94.5
Selling and marketing	—	39.1	4.3	31.4	—	74.8
General and administrative	—	30.4	—	85.1	—	115.5
Amortization of goodwill and other intangibles	—	—	22.6	—	—	22.6
Restructuring, asset impairment and other, net	—	56.4	2.5	91.5	—	150.4

Total operating expenses	—	152.4	33.2	272.2	—	457.8

Operating income (loss)	—	(154.5)	(7.0)	(95.7)	24.9	(232.3)
Interest expense, net	—	(71.5)	(18.9)	(49.2)	—	(139.6)
Gain on the sale of investment in joint venture	—	—	3.1	—	—	3.1
Equity earnings	(831.4)	(239.5)	4.0	0.2	1,066.7	—

Income (loss) before income taxes and minority interests	(831.4)	(465.5)	(18.8)	(144.7)	1,091.6	(368.8)
Income tax benefit (provision)	—	(325.5)	(14.8)	11.7	(17.2)	(345.8)
Minority interests	—	—	—	—	(0.4)	(0.4)
Cumulative effect of accounting change	—	(44.1)	—	(72.3)	—	(116.4)

Net income (loss)	$(831.4)	$(835.1)	$(33.6)	$(205.3)	$1,074.0	$(831.4)

Net cash provided by (used in) operating activities	$—	$(38.2)	$2.3	$(80.5)	$—	$(116.4)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(50.4)	(1.1)	(97.5)	—	(149.0)
Other	—	(0.5)	—	(0.1)	—	(0.6)
Proceeds from sale of investment in joint venture	—	20.4	—	—	—	20.4
Proceeds from sales of property, plant and equipment	—	4.8	—	9.0	—	13.8

Net cash used in investing activities	—	(25.7)	(1.1)	(88.6)	—	(115.4)

Cash flows from financing activities:
Intercompany loans	—	(218.5)	—	218.5	—	—
Intercompany loan repayments	—	145.7	—	(145.7)	—	—
Proceeds from senior credit facilities and other borrowings	—	125.0	—	9.5	—	134.5
Payments on capital lease obligation	—	(1.9)	—	—	—	(1.9)
Proceeds from convertible redeemable preferred stock	—	99.2	—	—	—	99.2
Repayment of debt issuance costs	—	(5.1)	—	—	—	(5.1)
Repayment of long term debt	—	(5.6)	—	—	—	(5.6)

Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	—	5.1	—	—	—	5.1

Net cash provided by financing activities	—	143.9	—	82.3	—	226.2

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net increase (decrease) in cash and cash equivalents	—	80.0	1.2	(86.0)	—	(4.8)
Cash and cash equivalents, beginning of period	—	44.9	(1.1)	147.0	—	190.8

Cash and cash equivalents, end of period	$—	$124.9	$0.1	$61.0	$—	$186.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes, and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only.
(2)	Includes the effects of a $40.4 million intercompany loan write-off in connection with the closure of the Company’s Guadalajara, Mexico facility.
(3)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

Note 8:    Investments in Joint Ventures

The Company had a 50% interest in Semiconductor Miniatures Products Malaysia Sdn. Bhd. (“SMP”), a joint venture with Semiconductors International B.V. (“Philips”) which operates a back-end manufacturing facility in Seremban, Malaysia. Pursuant to the terms of the joint venture agreement, the Company sold its interest in SMP to Philips on February 1, 2001, effective December 31, 2000, for $20.4 million resulting in a pre-tax gain of $3.1 million.

Note 9:    Income Taxes

Geographic sources of loss before income taxes, minority interests and cumulative effect of accounting change are as follows (in millions):

	Year ended December 31,
	2003	2002	2001
United States	$(190.0)	$(233.2)	$(190.7)
Foreign	53.7	103.6	(178.1)

	$(136.3)	$(129.6)	$(368.8)

The provision for income taxes is as follows (in millions):

	Year ended December 31,
	2003	2002	2001
Current
Federal	$—	$—	$(16.5)
State and local	(0.1)	0.1	0.5
Foreign	7.1	3.0	6.7

	7.0	3.1	(9.3)

Deferred
Federal	—	—	315.8
State and local	—	—	39.6
Foreign	0.7	6.4	(0.3)

	0.7	6.4	355.1

	$7.7	$9.5	$345.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2003	2002	2001
U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(8.8)	(9.0)	(3.4)
Foreign withholding taxes	0.5	1.3	1.5
Foreign rate differential	(15.3)	(25.5)	10.9
Change in valuation allowance	67.4	73.6	119.1
Other	(3.2)	1.9	0.6

	5.6%	7.3%	93.7%

Deferred tax assets as of December 31, 2003 and December 31, 2002 are as follows (in millions):

	Year ended December 31,
	2003	2002
Net operating loss and tax credit carryforwards	$348.9	$259.6
Tax-deductible goodwill	220.7	235.2
Reserves and accruals	23.0	24.3
Property, plant and equipment	26.0	16.2
Inventories	13.7	15.1
Other	7.9	18.2

Gross deferred tax assets	$640.2	$568.6
Valuation allowance	(636.2)	(564.4)

Net deferred tax asset	$4.0	$4.2

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management believes it is more likely than not that these assets will not be realized.

As of December 31, 2003, the Company’s federal, state, and foreign net operating loss carryforwards were $787.8 million, $854.5 million, and $22.9 million, respectively. If not utilized, these net operating losses will expire in varying amounts from 2006 through 2024. The Company’s ability to utilize its federal net operating loss carryforwards may be limited in the future if the Company experiences an ownership change as defined by the Internal Revenue Code.

Income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries (approximately $127.5 million at December 31, 2003) over which the Company has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to federal income tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s domestic subsidiaries, or if the Company sells its investment in such subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign withholding taxes of $16.4 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other assets include $6.0 million and $3.0 million of French income tax refunds receivable and $9.7 million and $10.4 million of Malaysian income tax refunds receivable at December 31, 2003 and 2002, respectively.

The Company files income tax returns with the taxing authorities in the various jurisdictions in which it operates. Certain of these income tax returns remain subject to audit by the local tax authorities. Management believes that the resolution of any issues raised by such taxing authorities, including application of any related determinations to subsequent open years, will not have an adverse effect on the Company’s financial condition or results of operations.

Note 10:    Redeemable Preferred Stock

On September 7, 2001, the Company issued 10,000 shares of its Preferred stock (“the preferred stock”) with a stated value of $100 million to an affiliate of TPG. Net proceeds from the sale after deducting issuance costs were approximately $99.2 million. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities, the 12% Senior Subordinated Notes due in 2009 and other documents relating to the Company’s indebtedness.

The per share price of the Company’s common stock on the date of issuance was $3.19, which was $0.37 higher than the conversion price of $2.82, resulting in a beneficial conversion feature (“BCF”) of approximately $13.1 million. The BCF was originally recorded as a discount against the preferred shares with an offsetting increase to additional paid-in capital. However, since the preferred shares were convertible immediately and have no stated redemption date, the discount was accreted in full on the date of issuance effectively eliminating the originally recorded discount. The net loss applicable to common shareholders in 2001 was increased by the $13.1 million accretion for purposes of calculating earnings per share.

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

The Company is required to accrete the value of the preferred stock to its redemption value and records such accretion using a straight-line method over the remaining period until the earliest available redemption date of September 7, 2009. Such accretion, which is influenced by changes in the market price of the Company’s common stock, reduces net income applicable to common stock. Based on the market prices of the Company’s common stock, the Company recorded accretion charges of $0.5 million, $0, and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the redemption value of the Preferred Stock would have been $131.7 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Note 11:    Common Stock

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

On September 23, 2003, the Company completed a public offering (the “September 2003 Equity Offering”) of common stock registered pursuant to its shelf registration statement originally filed with the Securities and Exchange Commission on April 24, 2002 (as amended on March 14, 2003). In connection with this offering, the Company issued approximately 37.0 million shares (including approximately 2.2 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $4.50 per share. The net proceeds from this offering were $156.8 million after deducting the underwriting discount of $8.2 million ($0.225 per share) and estimated offering expenses of $1.4 million (including $0.4 million that were unpaid as of December 31, 2003). The Company used the net proceeds to prepay $152.7 million of its senior bank facilities and to pay $3.8 million of costs associated with the amendment to its senior bank facilities as described in Note 7: “Long-Term Debt”. In connection with this prepayment, the Company wrote off $2.5 million of debt issuance costs.

On February 9, 2004, the Company and its principal stockholder, Texas Pacific Group, completed a public offering (the “February 2004 Equity Offering”) of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 34.4 million shares (including approximately 0.4 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $6.98 per share. The net proceeds from this offering received by the Company were $226.7 million after deducting the underwriting discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million. The Company did not receive any of the proceeds from the sale of shares by the selling stockholder. The Company intends to use the net proceeds to redeem $70.0 million outstanding principal amount of the first lien senior secured notes and $105 million outstanding principal amount of the second lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. The Company intends to use the remaining net proceeds for general corporate purposes. In connection with this redemption, the Company intends to write off $12.0 million of debt issuance costs. In connection with the February 2004 Equity Offering, the Company obtained an amendment and waiver under the credit agreement relating to its senior bank facilities that permits the redemption, waives the requirement that 50% of the net proceeds of the offering be used to prepay loans under the senior bank facilities and amends the credit agreement to permit sale and leaseback transactions involving real or personal property with an aggregate fair value of up to $15.0 million (and to permit the asset sales in connection therewith) and to provide that net proceeds from asset sales in connection with such transactions will not be required to be used to prepay loans under the senior bank facilities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Loss per share calculations for 2003, 2002 and 2001 are as follows (in millions, except per share data):

	2003	2002	2001
Net loss before cumulative effect of accounting change	$(145.2)	$(141.9)	$(715.0)
Less: Accretion of beneficial conversion feature relating to convertible redeemable preferred stock	—	—	(13.1)
Less: Accretion to redemption value of convertible redeemable preferred stock	(0.5)	—	—
Less: Convertible redeemable preferred stock dividends	(9.2)	(8.5)	(2.4)

Net loss applicable to common stock before cumulative effect of accounting change	(154.9)	(150.4)	(730.5)
Cumulative effect of accounting change	(21.5)	—	(116.4)

Net loss applicable to common stock	$(176.4)	$(150.4)	$(846.9)

Basic weighted average common shares outstanding	187.4	175.6	173.6
Add: Incremental shares for :
Dilutive effect of stock options	—	—	—
Convertible redeemable preferred stock	—	—	—

Diluted weighted average common shares outstanding	187.4	175.6	173.6

Loss per share
Basic:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.83)	$(0.86)	$(4.21)
Cumulative effect of accounting change	(0.11)	—	(0.67)

Net loss applicable to common stock	$(0.94)	$(0.86)	$(4.88)

Diluted:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.83)	$(0.86)	$(4.21)
Cumulative effect of accounting change	(0.11)	—	(0.67)

Net loss applicable to common stock	$(0.94)	$(0.86)	$(4.88)

Basic loss per share is computed by dividing net loss adjusted for the accretion of the beneficial conversion feature the accretion to redemption value and dividends all related to the Company’s redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted loss per share generally assumes the conversion of the convertible redeemable preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For 2003, 2002 and 2001, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income in 2003, 2002 and 2001, the assumed exercise of stock options would have resulted in an additional 5.5 million, 3.5 million and 5.1 million shares of diluted weighted average common shares outstanding in 2003, 2002 and 2001, respectively. This computation excludes an additional 11.2 million, 13.3 million and 8.8 million of options outstanding at December 31, 2003, 2002 and 2001 as their exercise price exceeds the average fair market value during those years. For 2003, 2002 and 2001, the assumed conversion of 42.6 million, 39.4 million and 36.4 million shares, respectively, of the redeemable preferred stock was also excluded in determining diluted earnings per share as the related impact would have been anti-dilutive.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 12:    Stock Options

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

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. During 2001, stockholders voted to amend the 2000 Plan to increase the number of shares of the Company’s common stock issuable thereunder by 3.0 million (to an aggregate of 13.0 million shares). The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules.

Generally, the options granted under both plans vest over a period of four years. Under the 1999 Plan, all outstanding options and under the 2000 Plan certain outstanding options vest automatically upon a change of control, as defined, provided the option holder is employed by the Company on the date of the change in control. Under the 2000 Plan, certain other outstanding options vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability).

There was an aggregate of 10.4 million, 6.3 million and 4.7 million shares of common stock available for grant under the 1999 Plan and the 2000 Plan at December 31, 2003, 2002 and 2001, respectively.

Additional information with respect to the activity of the Company’s stock option plans is as follows (in millions, except per share data):

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	22.4	$4.63	18.7	$5.91	14.4	$6.46
Grants	6.0	2.17	9.0	3.12	8.4	5.26
Exercises	(1.9)	1.79	(0.8)	1.50	(0.6)	1.50
Cancellations	(3.1)	5.60	(4.5)	7.47	(3.5)	7.42

Outstanding at end of year	23.4	$4.11	22.4	$4.63	18.7	$5.91

Exercisable at end of year	10.5	$5.04	8.8	$4.90	4.6	$4.65

Weighted average fair value of options granted during the period		$1.50		$1.91		$3.25

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following tables summarize options outstanding and options exercisable at December 31, 2003:

	Outstanding Options
	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$ 1.03-$ 1.50	9.3	7.44	$1.38
$ 1.65-$ 2.71	2.1	8.86	1.93
$ 3.06-$ 4.96	5.8	8.09	3.54
$ 5.19-$ 9.03	4.2	7.88	6.21
$10.88-$21.38	2.0	6.39	15.92

Totals	23.4		$4.11

	Exercisable Options
	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$ 1.03-$ 1.50	4.7	5.86	$1.49
$ 1.65-$ 2.71	0.5	8.86	1.91
$ 3.06-$ 4.96	2.0	7.95	3.68
$ 5.19-$ 9.03	1.6	7.16	6.54
$10.88-$21.38	1.7	6.38	15.93

Totals	10.5		$5.04

These options will expire if not exercised at specific dates through December 2013.

In 2002, the Company recorded charges totaling $4.1 million related to the modification of option terms for employees terminated under various restructuring programs as well as the separation of an executive officer. These charges are included in restructuring, asset impairments and other, net in the consolidated statement of operations with an offsetting credit to additional paid-in capital. In 2002, the Company also recorded $0.4 million of compensation expense related to stock options issued to consultants and other stock option modifications to certain employees.

In 2001, the Company issued warrants to purchase 1,250,000 shares of common stock to consultants for services rendered during 2001. These warrants, which have an exercise price of $1.90 per share, were recorded at their estimated fair value of $1.3 million as a charge to general and administrative expense with an offsetting credit to additional paid-in capital. These warrants vested at the date of grant and were exercised during 2003.

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees will be limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2003, 2002 and 2001, employees purchased approximately 0.7 million, 1.0 million and 1.3 million shares under the plan. During 2001, shareholders voted to amend the 2000 Employee Stock Purchase Plan to increase the number of shares of the Company’s common stock issuable thereunder by 4.0 million (to an aggregate of 5.5 million shares).

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 13:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with the requirements and regulations of the Internal Revenue Code. The Company expects to contribute $12.4 million in 2004 based on its current assessment of the economic environment and projected benefit payments. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

In connection with the Recapitalization, the Company established the ON Semiconductor Pension Plan (the “Plan”) that, after one year of service, covered most U.S. employees who were also formerly employees of Motorola. The Plan’s benefit formula was dependent upon each employee’s earnings and years of service. In November 1999, the Plan was amended so that benefit accruals under the Plan will be discontinued effective December 31, 2004 for those employees whose combined age and years of service (in complete years) equaled or exceeded 65 at August 4, 1999 (the “Grandfathered Employees”). Benefit accruals under the plan for all other employees were discontinued effective December 31, 2000. Upon termination or retirement, employees may elect to receive their benefits in the form of either an annuity contract or a lump-sum distribution. In 2000, the ON Semiconductor Grandfathered Pension Plan (the “Grandfathered Plan”) was established and the assets and accumulated benefits related to the Grandfathered Employees were transferred to the Grandfathered Plan. Effective April 15, 2001, the Company terminated the Plan in a standard termination and substantially all accrued benefits were distributed to participants by December 31, 2001.

The assets of the Company’s domestic plans were invested in short-term fixed income securities at December 31, 2003 and 2002. This asset allocation is based on the anticipated timing of benefit payments, historical returns on similar assets and the current economic environment.

In regards to the Grandfathered Plan, the Company reevaluated its current assumptions in light of the actual returns experienced, current annuity rates and the expected discontinuation of benefits as of December 31, 2004 with the subsequent payment of benefits in 2005. The discount rate used to determine the pension obligation at December 31, 2002 and to determine future expense was lowered to 5.0% at December 31, 2002 from 7.4% at December 31, 2001. In addition, the expected return on plan assets used to determine future expense was lowered to 2.5%, reflecting the Company’s change in investment policy regarding the assets of the Grandfathered Plan. Upon the termination of the Grandfathered Plan, the Company is obligated to ensure that the plan has assets sufficient to pay accrued benefits.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice.

As described in Note 4 “Accounting Changes,” effective January 1, 2003, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations. Historically, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. The Company will no longer defer actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2003			2002			2001
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	$1.7	$1.3	$3.0	$1.8	$1.3	$3.1	$2.1	$2.2	$4.3
Interest cost	2.4	0.9	3.3	3.0	0.8	3.8	2.4	1.6	4.0
Expected return on plan assets	(0.5)	(0.3)	(0.8)	(1.2)	(0.3)	(1.5)	(1.4)	(1.0)	(2.4)
Amortization of prior service cost	0.1	0.3	0.4	0.1	0.3	0.4	0.2	0.4	0.6
Settlement losses	—	—	—	0.4	—	0.4	9.9	2.3	12.2
Curtailment gain	—	—	—	—	(0.3)	(0.3)	—	—	—
Cumulative effect of accounting change	20.0	1.5	21.5	—	—	—	—	—	—
Other losses (gains)	(0.9)	—	(0.9)	4.9	—	4.9	0.3	—	0.3

Total net periodic pension cost	$22.8	$3.7	$26.5	$9.0	$1.8	$10.8	$13.5	$5.5	$19.0

Weighted average assumptions
Discount rate	5.00%	4.40%		7.40%	5.08%		6.80%	5.76%
Expected return on plan assets	2.50%	5.73%		8.50%	3.17%		8.50%	7.46%
Rate of compensation increase	3.00%	3.17%		3.00%	3.77%		3.00%	3.77%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,
	2003			2002
	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$46.8	$19.3	$66.1	$41.5	$22.3	$63.8
Service cost	1.7	1.3	3.0	1.8	1.3	3.1
Interest cost	2.4	0.9	3.3	3.0	0.8	3.8
Net actuarial (gain) or loss	(1.1)	(0.1)	(1.2)	5.3	1.2	6.5
Cutailment gain	—	—	—	—	(0.3)	(0.3)
Benefits paid	(10.3)	(0.5)	(10.8)	(4.8)	(6.7)	(11.5)
Translation loss	—	1.7	1.7	—	0.7	0.7

Projected benefit obligation at the end of the year	$39.5	$22.6	$62.1	$46.8	$19.3	$66.1

Accumulated benefit obligation at the end of the year	$38.8	$18.7	$57.5	$45.7	$16.0	$61.7

Change in plan assets
Fair value of plan assets at the beginning of the year	$17.2	$4.0	$21.2	$10.1	$9.1	$19.2
Actual return on plan assets	0.4	0.3	0.7	(1.1)	0.3	(0.8)
Benefits paid	(10.3)	(0.5)	(10.8)	(4.8)	(6.7)	(11.5)
Employer contributions	6.4	1.6	8.0	13.0	1.3	14.3
Translation gain	—	0.4	0.4	—	—	—

Fair value of plan assets at the end of the year	$13.7	$5.8	$19.5	$17.2	$4.0	$21.2

Net amount recognized
Funded status	$(25.8)	$(16.8)	$(42.6)	$(29.6)	$(15.3)	$(44.9)
Unrecognized prior service cost	0.7	1.8	2.5	0.9	1.9	2.8
Unrecognized net actuarial loss	—	—	—	20.0	1.5	21.5

Net amount recognized	$(25.1)	$(15.0)	$(40.1)	$(8.7)	$(11.9)	$(20.6)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(10.9)	$(1.5)	$(12.4)	$(6.4)	$(2.0)	$(8.4)
Other long-term liabilities	(14.2)	(13.6)	(27.8)	(22.0)	(11.8)	(33.8)
Intangible asset	—	0.1	0.1	0.8	1.2	2.0
Accumulated other comprehensive income	—	—	—	18.9	0.7	19.6

Net amount recognized	$(25.1)	$(15.0)	$(40.1)	$(8.7)	$(11.9)	$(20.6)

Weighted average assumptions at the end of the year
Discount rate	5.16%	4.29%		5.00%	4.40%
Rate of compensation increases	3.00%	3.18%		3.00%	3.17%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $59.4 million, $56.5 million, and $17.7 million, respectively, as of December 31, 2003 and $63.8 million, $56.8 million, and $19.6 million, respectively as of December 31, 2002.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. The total accrued pension liability of $40.2 million and $42.2 million at December 31, 2003 and 2002, respectively, including additional minimum pension liability of $0.1 million and $21.6 million, respectively. The additional minimum liability was offset by a $0.1 million intangible asset at December 31, 2003 compared with a $2.0 million intangible asset and a $19.6 million increase to stockholders’ deficit at December 31, 2002. The decrease in the additional minimum liability relates to the previously described accounting change.

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

Effective March 1, 2001 the Company amended the Savings Plan to make the matching contribution discretionary. A discretionary matching contribution was offered through April 2001, resulting in $2.2 million of related expense in 2001. Effective January 1, 2002, the Company reinstated a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, an additional 50% of the next 6% of employee contributions. The Company recognized $3.3 million and $4.0 million of expense relating to matching contributions in 2003 and 2002, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.9 million, $0.4 million and $0.6 million relating to these plans for the years ended 2003, 2002 and 2001, respectively.

Note 14:    Financial Instruments

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

Prior to the fourth quarter of 2003, the Company’s foreign subsidiaries provided forecasts of their foreign currency exposures. The Company then aggregated the forecasted amounts and entered into foreign currency contracts in order to create an offset to the underlying exposures. Losses or gains on the underlying cash flows or investments offset gains or losses on the financial instruments. Beginning in the fourth quarter of 2003, the Company modified its foreign exchange management program so that aggregate foreign currency exposures are compared against bank forecasted foreign currency exchange rates for the next three months. If the forecasted movements are unfavorable, the Company may decide to hedge all or a portion of the applicable foreign currency exposure. The Company primarily hedges existing assets and liabilities and cash flows associated with transactions currently on its balance sheet.

At December 31, 2003 and 2002, the Company had net outstanding foreign exchange contracts with notional amounts of $3.0 million and $19.5 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2003 and 2002 (in millions):

	December 31,
	2003 Buy (Sell)	2002 Buy (Sell)

Japanese Yen	$—	$(16.3)
Czech Koruna	—	2.7
Euro	2.6	(11.4)
Philippine Peso	—	1.8
Mexican Peso	—	0.3
British Pound	—	5.0
Singapore Dollar	—	1.8
Swedish Krona	—	1.5
Taiwan Dollar	—	(4.9)
Slovakian Koruna	0.4	—

	$3.0	$(19.5)

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2003, the counterparties on the Company’s foreign exchange contracts are two highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2003, 2002 and 2001, aggregate foreign currency transaction gains total $4.7 million, $0.1 million and $1.2 million, respectively.

Interest Rate Agreements

At December 31, 2003, the Company had an interest rate swap with a notional amount of $100.0 million. The interest rate swap is a floating-to-fixed rate agreement based on LIBOR with quarterly interest rate resets. The $100.0 million swap has a fixed rate of 5.9% and expires in December 2004. During 2003, the Company also had a $55.0 million swap with a fixed rate of 6.8% that expired in September 2003. The notional amounts are used solely as the basis for which the payment streams are calculated and exchanged. The notional amount is not a measure of the exposure to the Company through the use of the swaps. Amounts to be paid or received under each contract were recorded in either other current assets or accrued expenses in the accompanying consolidated balance sheet and as an adjustment to interest expense.

Other

At December 31, 2003, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 15:    Fair Value of Financial Instruments

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

Series A Cumulative Convertible Redeemable Preferred Stock

The fair value of the Company’s cumulative convertible redeemable preferred stock as of December 31, 2003 and 2002 were estimated as the sum of the present value of the related future cash flows discounted at a rate for a financial instrument with similar characteristics plus the estimated fair value of the conversion option using the Black Scholes option-pricing model.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows (in millions):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	(1,291.5)	(1,426.2)	(1,403.4)	(1,009.4)
Foreign currency exchange contracts	0.9	0.9	(0.3)	(0.3)
Interest rate agreements	(4.6)	(4.6)	(10.5)	(10.5)
Series A preferred stock	(119.7)	(280.8)	(110.1)	(93.1)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 16:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2003 (in millions):

Year ending December 31,
2004	$8.4
2005	5.3
2006	2.1
2007	0.4
2008	0.1
Thereafter	0.1

Total	$16.4

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense for 2003, 2002 and 2001 was $13.3 million, $12.3 million and $11.0 million, respectively.

The Company also enters into various capital purchase obligations, supply agreements and service agreements with various vendors. The obligations for these types of agreements are as follows as of December 31, 2003:

	Total	2004	2005	2006	2007	2008	Thereafter
Capital purchase obligations	$9.6	$9.6	$—	$—	$—	$—	$—
Foundry and inventory purchase obligations	31.3	31.3	—	—	—	—	—
Mainframe support	17.7	8.6	7.4	1.7	—	—	—
Various information technology and communication services	17.9	15.5	1.2	1.1	—	—	0.1
Other	4.3	3.0	1.0	0.3	—	—	—

	$80.8	$68.0	$9.6	$3.1	$—	$—	$0.1

At December 31, 2003, the Company has a letter of credit totaling $2.6 million to partially secure a service agreement with an information technology vendor. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under this agreement, a portion of which would be satisfied by the letters of credit. The agreement expires in 2006. The letter of credit is renewable annually until 2005 when it expires.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Legal Matters

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described below will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01- CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in its initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and has defended, and intends to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that the Company will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. Formal settlement documents for submission to the Court are currently being drafted. If the proposed settlement described above is not consummated, however, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 17:    Related Party Transactions

The Company agreed to pay TPG an annual management fee of up to $2.0 million. In connection with the Cherry acquisition the Company paid TPG a $2.0 million advisory fee in-lieu of the annual management fee for 2000. The payment of the annual management fees to TPG has been waived until certain conditions are met under the Company’s amended debt agreements and no such annual management fees were incurred in 2001, 2002 or 2003. Management fees may be paid to TPG in cash or with the Company’s common stock or warrants.

In connection with the Recapitalization, Motorola assigned, licensed or sublicensed intellectual property to the Company relating to certain of the Company’s products. Motorola also agreed to continue providing manufacturing and assembly services, to continue using similar services the Company provides to them and to lease real estate to the Company. The manufacturing and assembly services that the Company and Motorola have agreed to continue to provide to each other are at prices intended to approximate each party’s cost of providing the services and are fixed throughout the term of the agreements. As of December 31, 2003, the Company has no minimum commitments to purchase manufacturing services from Motorola in 2004. Related party activity between the Company and Motorola is as follows (in millions):

	Year ended December 31,
	2003	2002	2001
Cash paid for:
Purchases of manufacturing services from Motorola	$8.9	$14.3	$87.4

Cost of other services, rent and equipment purchased from Motorola	$0.8	$1.5	$17.7

Cash received for:
Freight sharing agreement with Motorola	$—	$21.4	$21.9

Rental of property and equipment to Motorola	$5.6	$9.1	$11.2

Product sales to Motorola	$74.9	$99.5	$94.3

On April 8, 2002, the Company and Motorola, Inc. reached agreement regarding certain post-closing payments to be made under agreements entered into in connection with the August 1999 Recapitalization. Pursuant to the agreement, Motorola paid the Company $10.6 million during the second quarter of 2002. As a result, the Company recognized a related gain of $12.4 million, which is included in restructuring, asset impairments and other, net in the consolidated statement of operations for the year ended December 31, 2002.

As part of the recapitalization, Motorola agreed to provide the Company with worldwide freight services through August 4, 2002. This agreement resulted in better prices than the Company could obtain from third parties.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 18:    Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2003	2002	2001
Non-cash financing activities:
Equipment acquired through capital leases	$6.6	$—	$3.0
Cash (received) paid for:
Interest income	$(2.4)	$(6.5)	$(1.2)
Interest expense	146.1	110.3	119.3
Income taxes	—	1.8	(1.3)

Note 19:    Segment Information

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, are summarized as follows (in millions):

	Year ended December 31,
	2003	2002	2001
United States	$319.5	$393.1	$430.6
The Other Americas	4.0	8.2	55.1
Asia/Pacific	493.0	425.7	385.4
Europe	189.3	201.7	264.0
Japan	63.3	65.0	88.1

	$1,069.1	$1,093.7	$1,223.2

	Year ended December 31,
	2003	2002	2001
Power Management and Standard Analog	$333.4	$362.7	$365.4
MOS Power Devices	152.5	138.7	146.7
High Frequency Clock and Data Management	80.5	72.0	118.5
Standard Components	502.7	520.3	592.6

	$1,069.1	$1,093.7	$1,223.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2003	2002
China	$119.2	$131.2
United States	94.3	104.4
Europe	89.4	97.4
Malaysia	78.7	103.1
Japan	71.7	72.6
The Other Asia/Pacific	25.7	32.6
The Other Americas	20.1	44.0

	$499.1	$585.3

Sales to Motorola and two other customers accounted for approximately 7%, 9% and 13%, respectively of the Company’s total revenue during 2003 compared to approximately 8%, 10% and 10%, respectively during 2002, and approximately 7%, 8% and 8%, respectively during 2001.

Note 20:    Selected Quarterly Financial Data (unaudited):

Consolidated quarterly financial information for 2003 and 2002 follows (in millions, except per share data):

	Quarter ended 2003
	Apr. 4 (3)	July 4 (4)	Oct. 3 (5)	Dec. 31 (6)
Total revenues	$269.5	$256.2	$264.8	$278.6
Gross profit	74.4	73.4	74.1	78.4
Net loss before cumulative effect of accounting change	(29.0)	(57.5)	(16.3)	(42.4)
Net loss	(50.5)	(57.5)	(16.3)	(42.4)
Diluted net loss before cumulative effect of accounting change per common share	$(0.18)	$(0.34)	$(0.10)	$(0.21)
Diluted net loss per common share	$(0.30)	$(0.34)	$(0.10)	$(0.21)

	Quarter ended 2002
	Mar. 29	June 28 (1)	Sept. 27	Dec. 31 (2)
Total revenues	$271.0	$280.6	$273.6	$268.5
Gross profit	61.9	82.1	79.0	74.8
Net loss	(50.0)	(31.8)	(20.5)	(39.6)
Diluted net loss per common share	$(0.30)	$(0.19)	$(0.13)	$(0.24)

(1)

In June 2002, the Company recorded charges totaling $16.7 million for costs associated with its worldwide restructuring programs. The charges included $3.9 million to cover employee separation costs associated with the termination of 79 U.S. employees, $2.8 million for exit costs consisting primarily of manufacturing equipment and supply contract termination charges, and $8.4 million for equipment write-offs that were charged directly against the related assets. An additional $1.0 million in exits costs and $0.6 million in employee separation costs were accrued relating to the closure of the Company’s Guadalajara, Mexico manufacturing facility that was part of the June 2001 restructuring program described below. Also during

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the second quarter of 2002, the Company reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million and recorded a related gain of $12.4 million.

(2)	In December 2002, the Company recorded $12.6 million (net of a $0.6 adjustment) of restructuring, asset impairments and other charges. The charges included $10.1 million to cover employee separation costs relating the termination of approximately 300 employees, $1.0 million of asset impairments and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The Company also recorded a $4.9 million charge to cover the costs associated with the separation of two of the Company’s executive officers including $2.9 million of non-cash stock compensation relating to the modification of the vesting and exercise period for a portion of the executives’ stock options.
(3)	Effective January 1, 2003, the Company changed its method of accounting for net unrecognized actuarial gains or losses related to its defined benefit pension obligations. The cumulative effect of this accounting change for the periods prior to January 1, 2003 was a charge of $21.5 million both before and after income taxes.
(4)	In June 2003, the Company recorded charges totaling $13.3 million associated with its worldwide restructuring programs. The charges included $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments and an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program. Also during the second quarter of 2003, the Company recorded non-cash impairment charges totaling $21.3 million consisting of $20.8 million related to the write-off of the developed technology intangible asset associated with the April 2000 purchase of Cherry Semiconductor Corporation and a $0.5 million write-off of a cost-basis investment.
(5)	In September 2003, the Company recorded a $4.6 million gain in connection with the sale of the Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2001 restructuring programs and an additional $0.1 million charge associated with its March 2002 restructuring program.
(6)	In December 2003, the Company recorded $29.9 million of restructuring, asset impairments and other charges. These charges included $5.2 million to cover employee separation costs for East Greenwich of $3.8 million for approximately 325 employees and a portion of the total severance charges for approximately 460 employees in the Czech Republic of $0.5 million and a remaining $0.9 million charge relates to severance benefits for approximately 10 employees in general and administrative functions in the United States and Europe. The December 2003 restructuring also included $0.4 million of lease and contract termination exit costs, $20.2 million of asset impairments associated with the Company’s restructuring programs, and $4.3 million of other charges associated with the write-down of certain other assets. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2002 restructuring programs.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

ON Semiconductor Corporation

Our audits of the consolidated financial statements referred to in our report dated February 2, 2004, except for the third paragraph of Note 2 and the third paragraph of Note 11 for which the date is February 9, 2004, also included an audit of the accompanying financial statement schedule. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers, LLP

Phoenix, Arizona

February 2, 2004

ON SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Writeoffs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2001	$3.1	$0.5	$—		$1.3	$2.3

Year ended December 31, 2002	$2.3	$—	$—		$0.4	$1.9

Year ended December 31, 2003	$1.9	$0.5	$—		$—	$2.4

Inventory reserves
Year ended December 31, 2001	$22.9	$50.9	$—		$22.5	$51.3

Year ended December 31, 2002	$51.3	$16.0	$—		$23.6	$43.7

Year ended December 31, 2003	$43.7	$13.0	$—		$14.3	$42.4

Allowance for deferred tax assets
Year ended December 31, 2001	$—	$366.8	$83.8	(1)	$—	$450.6

Year ended December 31, 2002	$450.6	$1.0	$112.8	(2)	$—	$564.4

Year ended December 31, 2003	$564.4	$—	$71.8		$—	$636.2

(1)	Represents the valuation allowance related to the 2001 portion of the net operating loss that was not recognized during the year.
(2)	Represents the valuation allowance related to the 2002 portion of the net operating loss that was not recognized during the year.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and for

the Years Ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Member

of Semiconductor Components Industries, LLC

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of member’s equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Semiconductor Components Industries, LLC and its subsidiaries (a wholly-owned subsidiary of ON Semiconductor Corporation) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations effective January 1, 2003 and its method of accounting for goodwill and other intangible assets effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 2, 2004, except for the

third paragraph of Note 2

for which the date is February 9, 2004

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$181.7	$182.4
Receivables, net (including $7.7 and $4.7 due from Motorola)	131.9	111.9
Inventories, net	167.6	160.0
Other current assets	23.9	36.3
Deferred income taxes	2.7	6.4

Total current assets	507.8	497.0
Property, plant and equipment, net	379.9	454.1
Deferred income taxes	1.3	—
Goodwill, net	77.3	77.3
Intangibles assets, net	—	26.7
Notes receivable from affiliates	—	63.3
Other assets	61.0	54.0

Total assets	$1,027.3	$1,172.4

LIABILITIES, MINORITY INTEREST AND MEMBER’S EQUITY (DEFICIT)
Accounts payable (including $0.4 and $0.1 payable to Motorola)	$104.4	$67.2
Accrued expenses (including $0.7 and $11.7 payable to Motorola)	88.8	99.9
Due to affiliates, net	12.4	0.2
Income taxes payable	1.7	1.9
Accrued interest	25.3	43.6
Deferred income on sales to distributors	66.2	70.8
Current portion of long-term debt	6.6	9.3

Total current liabilities	305.4	292.9
Long-term debt (including $139.9 and $126.9 payable to Motorola)	1,228.3	1,393.9
Other long-term liabilities	58.2	67.0
Deferred income taxes	—	2.2

Total liabilities	1,591.9	1,756.0

Commitments and contingencies (See Note 14)	—	—

Minority interests in consolidated subsidiary	0.5	4.1

Contributed capital	1,029.6	865.7
Accumulated other comprehensive loss	(4.4)	(34.3)
Accumulated deficit	(1,590.3)	(1,419.1)

Total member’s equity (deficit)	(565.1)	(587.7)

Total liabilities, minority interest and member’s equity (deficit)	$1,027.3	$1,172.4

The accompanying notes are an integral part of these consolidated financial statements.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions)

	Year Ended December 31,
	2003	2002	2001
Revenues (including $77.9, $87.7 and $98.9 from Motorola)	$1,060.9	$1,084.5	$1,214.6
Cost of sales	771.2	798.7	1,001.8

Gross profit	289.7	285.8	212.8

Operating expenses:
Research and development	85.5	81.5	94.5
Selling and marketing	63.0	61.2	74.8
General and administrative	64.9	88.8	115.5
Amortization of goodwill and intangibles	5.9	11.9	22.6
Restructuring, asset impairments and other, net	61.2	27.7	150.4

Total operating expenses	280.5	271.1	457.8

Operating income (loss)	9.2	14.7	(245.0)
Interest expense	(150.5)	(151.7)	(142.4)
Interest income	4.1	5.9	8.9
Loss on debt prepayment	(7.7)	(6.5)	—

Loss before income taxes, minority interest and cumulative effect of accounting change	(144.9)	(137.6)	(378.5)
Income tax provision	(6.8)	(8.8)	(342.3)
Minority interest	2.0	—	2.1

Loss before cumulative effect of accounting change	(149.7)	(146.4)	(718.7)
Cumulative effect of accounting change (net of income taxes of $0 in 2003 and $38.8 in 2001)	(21.5)	—	(116.4)

Net loss	$(171.2)	$(146.4)	$(835.1)

The accompanying notes are an integral part of these consolidated financial statements.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (DEFICIT)

(in millions)

	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2000	732.1	(0.7)	(437.6)	293.8

Net capital contributions from Member	130.5			130.5
Comprehensive income (loss):
Net loss	—	—	(835.1)	(835.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(3.9)	—	(3.9)
Additional minimum pension liability	—	(13.5)	—	(13.5)
Cumulative effect of accounting change	—	(5.7)	—	(5.7)
Effects of cash flow hedges	—	(9.0)	—	(9.0)

Other comprehensive loss		(32.1)		(32.1)

Comprehensive loss		—		(867.2)

Balance at December 31, 2001	862.6	(32.8)	(1,272.7)	(442.9)

Net capital contributions from Member	3.1			3.1
Comprehensive income (loss):
Net loss	—	—	(146.4)	(146.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	2.3	—	2.3
Additional minimum pension liability	—	(5.8)	—	(5.8)
Unrealized losses on deferred compensation plan investments	—	(0.6)	—	(0.6)
Effects of cash flow hedges	—	2.6	—	2.6

Other comprehensive loss		(1.5)		(1.5)

Comprehensive loss		—		(147.9)

Balance at December 31, 2002	865.7	(34.3)	(1,419.1)	(587.7)

Net capital contributions from Member	180.0			180.0
Distribution to Member	(16.1)	—	—	(16.1)
Comprehensive income (loss):
Net loss	—	—	(171.2)	(171.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	2.5	—	2.5
Additional minimum pension liability	—	19.6	—	19.6
Unrealized losses on deferred compensation plan investments	—	(0.2)	—	(0.2)
Effects of cash flow hedges	—	8.0	—	8.0

Other comprehensive loss		29.9		29.9

Comprehensive loss		—		(141.3)

Balance at December 31, 2003	$1,029.6	$(4.4)	$(1,590.3)	$(565.1)

The accompanying notes are an integral part of these consolidated financial statements.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Cash flows from operating activities:
Net loss	$(171.2)	$(146.4)	$(835.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111.1	133.4	165.8
Loss on debt prepayment	7.7	6.5	—
Cumulative effect of accounting change	21.5	—	155.2
Amortization of debt issuance costs and debt discount	8.7	8.1	6.0
Provision for excess inventories	13.0	12.1	50.9
Non-cash impairment of property, plant and equipment	30.7	12.4	56.2
Non-cash interest on junior subordinated note payable to Motorola	13.0	11.7	10.7
Non-cash writedown of other long-lived assets	25.6	—	—
Stock compensation expense	0.1	4.5	5.0
Deferred income taxes	0.2	7.8	317.0
Other	(3.0)	(0.2)	(3.0)
Changes in assets and liabilities:
Receivables	(20.1)	22.7	135.4
Inventories	(20.5)	11.9	23.1
Other assets	4.6	6.5	(1.7)
Accounts payable	36.9	(38.6)	(56.6)
Accrued expenses	(15.8)	(8.1)	(51.5)
Due to and due from affiliates	12.2	4.8	(11.9)
Income taxes payables	(0.2)	(11.3)	(19.9)
Accrued interest	(18.3)	19.2	(4.5)
Deferred income on sales to distributors	(4.6)	(28.6)	(82.8)
Other long-term liabilities	(1.4)	2.1	3.6

Net cash provided by (used in) operating activities	30.2	30.5	(138.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(56.1)	(26.5)	(117.9)
Deposits for purchases of property, plant and equipment	(6.8)
Other	(1.8)	—	(0.6)
Purchase of affiliated company from Member	(18.5)	—	—
Loans to affiliates	—	—	(5.0)
Proceeds from repayment of loans to affiliates	63.3	—	—
Proceeds from sales of property, plant and equipment	13.2	4.5	13.8

Net cash provided by (used in) investing activities	(6.7)	(22.0)	(109.7)

Cash flows from financing activities:
Net capital contributions from Member	182.1	2.7	125.5
Proceeds from debt issuance	290.4	290.7	—
Proceeds from senior credit facilities and other borrowings	—	—	125.0
Payment of capital lease obligation	—	(1.1)	(1.9)
Payment of debt issuance costs	(15.3)	(12.1)	(5.1)
Repayment of senior credit facilities	(482.7)	(287.1)	(5.6)

Net cash provided by (used in) financing activities	(25.5)	(6.9)	237.9

Effect of exchange rate changes on cash and cash equivalents	1.3	1.0	0.8

Net increase (decrease) in cash and cash equivalents	(0.7)	2.6	(9.1)
Cash and cash equivalents, beginning of period	182.4	179.8	188.9

Cash and cash equivalents, end of period	$181.7	$182.4	$179.8

The accompanying notes are an integral part of these consolidated financial statements.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the fourth quarter of 2003, ON Semiconductor transferred the ownership of a majority-owned subsidiary to the Company in exchange for $18.5 million in cash. The transaction was accounted for as the combination of companies under common control and has been reflected in the accompanying consolidated financial statements retroactively on a historical cost basis.

The book value of the net assets transferred was $2.4 million. The excess of the purchase price over the historical cost of the net assets acquired of $16.1 million has been reflected as a distribution to ON Semiconductor in the accompanying consolidated financial statements. Concurrent with this transaction, ON Semiconductor made a capital contribution to the Company equal to the amount of the purchase price.

Note 2:    Liquidity

During the year ended December 31, 2003, ON Semiconductor incurred a net loss of $166.7 million compared to net losses of $141.9 and $831.4 million in 2002 and 2001, respectively. ON Semiconductor’s net results included restructuring, asset impairments and other, net of $61.2 million, $27.7 million and $150.4 million in 2003, 2002 and 2001, respectively, as well as interest expense of $151.1, $152.5 million and $143.6 million, respectively. ON Semiconductor’s operating activities provided cash of $45.7 million in 2003 and $46.4 million in 2002 and used cash of $116.4 million in 2001.

At December 31, 2003, ON Semiconductor had $186.6 million in cash and cash equivalents, net working capital of $212.5 million, term or revolving debt of $1,302.9 million and a stockholders’ deficit of $644.6 million. ON Semiconductor’s long-term debt includes $320.1 million under its senior bank facilities; $191.6 million (net of discount) of its 13% senior secured notes due 2010; $292.6 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $139.9 million under a 10% junior subordinated note payable to Motorola due 2011; $48.0 million under a loan facility with a Chinese bank due 2013; $24.3 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank due 2007; and $6.4 million under a capital lease obligations. ON Semiconductor was in compliance with all of the covenants contained in its various debt agreements at December 31, 2003 and expects to remain in compliance over the next twelve months.

In February 2004, ON Semiconductor completed a public offering of common stock resulting in net proceeds of $226.7 million. The net proceeds are expected to be used to redeem $70.0 million principal amount

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

of ON Semiconductor’s 13% senior secured notes due 2010 and $105.0 million principal amount of the 12% senior securied notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds will be used for general corporate purposes.

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

If ON Semiconductor fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to ON Semiconductor. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund ON Semiconductor’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2004. To the extent that results or events differ from ON Semiconductor’s financial projections or business plans, the Company’s liquidity may be adversely impacted.

Note 3:    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis as the Company does not exercise significant influence. All material intercompany accounts and transactions have been eliminated.

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

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in ON Semiconductor’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry). The Cherry goodwill was being amortized on a straight-line basis over its estimated useful life of ten years until January 1, 2002 when the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” The Company also acquired another intangible asset in the Cherry acquisition that until July 5, 2003 was being amortized on a straight-line basis over its estimated useful life. In the second quarter of 2003, that intangible asset was determined to be impaired and was written-off. See Note 5 “Restructuring, Asset Impairments and Other, net”.

Under SFAS 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination,

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $34.7 million and $33.7 million at December 31, 2003 and 2002, respectively.

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

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock-Based Compensation

The Company accounts for employee stock options relating to the common stock of ON Semiconductor in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the years ended December 31, 2003, 2002, and 2001 would have been increased to the pro forma amounts indicated below (in millions):

	Year ended December 31,
	2003	2002	2001
Net loss, as reported	$(171.2)	$(146.4)	$(835.1)
Add: Stock-based employee compensation expense included in report net loss, net of related tax effects	0.1	4.5	3.7
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(14.8)	(13.9)	(17.9)

Pro-forma net loss	(185.9)	(155.8)	(849.3)

The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the ON Semiconductor 2000 Employee Stock Purchase Plan has been estimated at the beginning of each of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2003	2002	2001
Expected life (in years)	5	5	5
Risk-free interest rate	3.07%	4.09%	4.82%
Volatility	0.78	0.70	0.70

Employee Stock Purchase Plan	2003	2002	2001
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	1.07%	1.71%	4.26%
Volatility	0.83	0.70	0.70

The weighted-average estimated fair value of employee stock options granted during 2003, 2002 and 2001 was $1.50, $1.85 and $3.25 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2003, 2002 and 2001 was $0.62, $0.60 and $1.24, respectively.

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

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

In determining the amount of the valuation allowance, estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction are considered. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for the majority of the Company’s domestic deferred tax assets and a portion of the Company’s foreign deferred tax assets. Additionally, throughout 2002 and 2003, no incremental domestic deferred tax benefits were recognized. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

Foreign Currencies

Most of the Company’s foreign subsidiaries conduct business primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions. The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within member’s equity (deficit).

Defined Benefit Plans

The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgement, considering all known trends and uncertainties. As described in Note 4, “Accounting Changes”, the Company changed its method of accounting for net unrecognized actuarial gains or losses relating to its defined benefit pension obligations effective January 1, 2003.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Recent Accounting Pronouncements

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

In the second quarter of 2003, the Company adopted FASB Interpretation No. 46 (“FIN No. 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires that certain variable interest entities (VIE’s) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The adoption of FIN No. 46 did not impact the Company’s financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)”. SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003 except for certain disclosures associated with foreign plans which are required for years ended after June 15, 2004. The Company adopted this Statement for the year ended December 31, 2003 and has included the required disclosures in Note 10 “Employee Benefit Plans”.

Note 4:    Accounting Changes

Defined Benefit Pension Obligations

The Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations. Historically, the Company amortized such net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. The Company will no longer defer actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2003. The effect of the change

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

on the year ended December 31, 2003 was to decrease the loss before cumulative effect of accounting change by $5.5 million, both before and after income taxes, and to increase the net loss by $16.0 million, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

The estimated pro forma effects of the accounting change on the Company’s results of operations for the years ended December 31, 2002 and 2001 were as follows (in millions):

	Year Ended December 31,
	2002	2001
As reported:
Net loss before cumulative effect of accounting change	$(146.4)	$(718.7)
Net loss	$(146.4)	$(835.1)
Pro forma amounts reflecting the accounting change applied retroactively:
Net loss before cumulative effect of accounting change	$(150.8)	$(728.9)
Net loss	$(150.8)	$(845.3)

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 prohibits the amortization of goodwill and indefinite-lived intangible assets and requires that such assets be tested for impairment on an annual basis or whenever events or circumstances indicate that the related carrying value may be impaired, requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company’s goodwill at January 1, 2002 totaled $77.3 million and related to the acquisition of Cherry in April 2000. As a result of the adoption of SFAS No. 142, the Company discontinued amortization of the Cherry goodwill at the beginning of 2002. The Company has no other indefinite-lived intangible assets.

The following table, with comparable actual amounts for the year ended December 31, 2001, sets forth the pro forma effects on net loss assuming that the Company had adopted the provisions of SFAS No. 142 as of January 1, 2001:

	As reported 2001	Pro forma 2001
Reported net loss before cumulative effect of accounting change	$(718.7)	$(718.7)

Add back: Goodwill amortization, net of tax		10.7

Pro forma net loss before cumulative effect of accounting change		$(708.0)

Reported net loss	$(835.1)	$(835.1)

Add back: Goodwill amortization, net of tax		10.7

Pro forma net loss		$(824.4)

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subisidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenue Recognition

Sales are made to distributors under agreements that allow certain rights of return and price protection on products that are not resold by such distributors. Prior to January 1, 2001, the Company recognized revenue on distributor sales when title passed to the distributor. Provisions were also recorded at that time for estimated sales returns from distributors on unsold products. Effective January 1, 2001, the Company changed its revenue recognition method on sales to distributors so that such revenues are recognized at the time the distributor sells the Company’s products to the end customer. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

Management believes that this accounting change was to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand end user demand for the products the Company sells through distribution. Additionally, the timing of revenue recognition is no longer influenced by the distributor’s stocking decisions.

The impact of the accounting change for periods prior to 2001 was a charge of $155.2 million ($116.4 million, net of income taxes) and is reflected as the cumulative effect of change in accounting principle in the Company’s consolidated statement of operations in 2001. The accounting change resulted in an increase in revenues of $116.6 million and a reduction in net loss of $53.1 million for the year ended December 31, 2001.

Derivatives Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes standards for the accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities effective January 1, 2001.

Upon adoption, the Company recorded a charge of approximately $5.7 million to accumulated other comprehensive income (loss). This charge consisted of an approximate $2.2 million adjustment to record the Company’s interest rate swaps in the consolidated balance sheet at their estimated fair values as well as the write-off of an approximate $3.5 million deferred charge relating to the payment made in December 2000 for the early termination of an interest rate protection agreement relating to a portion of the amounts outstanding under the Company’s senior bank facilities.

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

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 5:    Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2002	2003 Charges	2003 Usage	2003 Adjustments	Reserve Balance at December 31, 2003
December 2003
Cash employee separation charges	$—	$5.2	—	—	$5.2
Cash exit costs	—	0.4	—	—	0.4
Non-cash impairment of property, plant and equipment	—	20.2	(20.2)	—	—
Write-down of long-term receivable and investment	—	4.3	(4.3)	—	—

	$—				5.6

September 2003
Cash employee separation charges	—	1.4	(0.9)	—	0.5

June 2003
Cash employee separation charges	—	0.4	(0.4)	—	—
Cash exit costs	—	1.4	(1.4)	—	—
Non-cash impairment of property, plant and equipment	—	10.5	(10.5)	—	—
Non-cash impairment of intangible asset	—	20.8	(20.8)	—	—
Write down of investment	—	0.5	(0.5)	—	—

	—				—

December 2002
Cash employee separation charges	9.9	—	(6.7)	(0.1)	3.1
Cash exit costs	1.8	—	(1.1)	—	0.7

	11.7				3.8

June 2002
Cash employee separation charges	0.4	—	(0.4)	—	—
Cash exit costs	1.5	—	—	1.0	2.5

	1.9				2.5

March 2002
Cash employee separation charges	3.0	—	(2.8)	0.1	0.3

December 2001
Cash employee separation charges	0.1	—	—	(0.1)	—

June 2001
Cash exit costs	2.8	—	(2.2)	(0.2)	0.4

	$19.5	$65.1	$(72.2)	$0.7	$13.1

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31, 2001	2002 Charges	2002 Usage	2002 Adjustments	Reserve Balance at December 31, 2002
December 2002
Cash employee separations charges	$—	$10.1	$(0.2)	$—	$9.9
Cash exit costs	—	1.8	—	—	1.8
Non-cash impairment of property, plant and equipment		1.0	(1.0)	—	—

	—				11.7

June 2002
Cash employee separations charges	—	2.9	(2.5)	—	0.4
Cash exit costs	—	2.8	(1.3)	—	1.5
Non-cash impairment of property, plant and equipment	—	8.4	(8.4)	—	—
Non-cash stock compensation charges	—	1.0	(1.0)	—	—

	—				1.9

March 2002
Cash employee separations charges	—	7.0	(4.3)	0.3	3.0
Non-cash stock compensation charges	—	0.2	(0.2)	—	—

	—				3.0

December 2001
Cash employee separations charges	2.2	—	(2.1)	—	0.1

June 2001
Cash employee separations charges	6.8	—	(5.7)	(1.1)	—
Cash exit costs	10.0	—	(8.1)	0.9	2.8

	16.8				2.8

March 2001
Cash employee separations charges	0.8	—	(0.7)	(0.1)	—

	$19.8	$35.2	$(35.5)	$(0.0)	$19.5

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31, 2000	2001 Charges	2001 Usage	Reserve Balance at December 31, 2001
Prior restructuring programs	$0.7	$—	$(0.7)	$—

December 2001
Cash employee separations charges	—	4.0	(1.8)	2.2
Non-cash impairment of property, plant and equipment	—	11.1	(11.1)	—
Non-cash stock compensation and pension charges	—	1.5	(1.5)	—

	—			2.2

June 2001
Cash employee separations charges	—	36.4	(29.6)	6.8
Cash exit costs	—	10.0	—	10.0
Non-cash impairment of property, plant and equipment	—	42.2	(42.2)	—
Non-cash stock compensation and pension charges	—	7.2	(7.2)	—

	—			16.8

March 2001
Cash employee separations charges	—	31.3	(30.5)	0.8
Non-cash impairment of property, plant and equipment	—	2.9	(2.9)	—

	—			0.8

	$0.7	$146.6	$(127.5)	$19.8

As of December 31, 2003, the reserve balance of $13.1 million was comprised of employee severance charges of $9.1 million and exit costs of $4.0 million. A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the years ended December 31, 2003, 2002 and 2001, respectively (in millions):

2003
2003 Charges	$65.1
Less: Adjustments to prior year charges	0.7
Less: Gain on sale of Guadalajara facility*	(4.6)

$61.2

2002
2002 Charges	$35.2
Plus: Charges related to Guadalajara (June 2001) and France (March 2002)	1.9
Less: Reserves released during the period	(1.9)
Plus: Charges related to the termination of executive officers (December 2002)*	4.9
Less: Motorola settlement gain*	(12.4)

$27.7

2001
2001 Charges	$146.6
Plus: Charges related to the termination of an executive officer ( March 2001)*	3.8

$150.4

*	Not included in above tables

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 2003

In December 2003, the Company recorded $30.1 million in restructuring, asset impairment and other charges. These charges included $5.2 million to cover employee separation costs, $0.4 million of lease and contract termination exit costs and $20.2 million of asset impairments associated with the Company’s restructuring programs, and $4.3 million of other charges associated with the write-down of certain other assets. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2002 restructuring programs described below.

The employee separation costs of $5.2 million reflect the phase-out of manufacturing operations of the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s back-end manufacturing lines in Roznov, Czech Republic, and further reductions in general and administrative staffing levels in the United States and Western Europe. The employee separation charges for East Greenwich totaled $3.8 million for approximately 325 employees. The Czech Republic employee separation charge of $0.5 million represents a portion of the total severance charges for approximately 460 employees. The additional severance cost of approximately $1.6 related to the Czech Republic will be recognized ratably over 2004. The remaining $0.9 million charge relates to severance benefits for approximately 10 employees in general and administrative functions in the United States and Europe. All terminations and associated severance payments related to this charge are expected to be completed by the second quarter of 2005.

The lease and contract termination costs of $0.4 million reflect costs incurred in connection with the consolidation of sales, distribution and administrative facilities in North America.

The $20.2 million of asset impairments include $15.3 million associated with the East Greenwich, Rhode Island facility and $4.9 million associated with the closure of the back-end manufacturing lines in Roznov, Czech Republic. The Company measured the amount of each asset impairment by comparing the carrying values of the respective assets to their related estimated fair values. The Company estimated future net cash flows for the period of continuing manufacturing activities (December 2004 for East Greenwich and Roznov) for each group of assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value.

The $4.3 million of other charges consist of the $2.3 million write-off of a long-term note receivable and a $2.0 million write-down of a cost basis investment. The note receivable was created in connection with the sale of certain equipment in 2001 and was fully reserved during the fourth quarter of 2003 when the counterparty defaulted on the obligation. We continue to attempt to collect this note. The cost basis investment relates to a semiconductor start-up company that was written down in the fourth quarter of 2003 based on that company’s operating performance and liquidity concerns.

September 2003

In September 2003, the Company recorded a $4.6 million gain in connection with the sale of its Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2001 restructuring programs as described below and an additional $0.1 million charge associated

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

with its March 2002 restructuring program. All impacted employees have been terminated, and the Company currently expects to pay out the remaining employee severance costs by September 2004.

June 2003

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

The employee separation costs reflected further reductions in general and administrative staffing levels primarily in the United States. All impacted employees have been terminated, and the Company has made all severance payments.

The lease and contract termination exit costs relate to the exit of certain sales and administrative offices and the termination of other purchase and supply agreements. All associated exit costs have been paid.

The $10.5 million of asset impairments include $3.3 million associated with an assembly and test packaging production line in Malaysia which was written down to estimated fair value based on its future net discounted cash flows. Additionally, the Company identified certain buildings, machinery, software and equipment that would no longer be used internally due to the continued consolidation of manufacturing and general and administrative functions primarily in the United States and recorded a charge of $7.2 million to write-down the remaining carrying value of these assets to their net realizable value.

The Company also recorded non-cash impairment charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the Cherry acquisition and a $0.5 million write-off of a cost basis investment. Sustained price declines in certain product lines triggered an impairment analysis of the carrying value of the developed technology intangible asset and resulted in the Company recording an impairment charge of $20.8 million. The Company measured the amount of the impairment charge by comparing the carrying value of the developed technology to its estimated fair value. The Company estimated future net cash flows associated with the developed technology intangible asset using price, volume and cost assumptions that management considered to be reasonable in the circumstances. The Company will no longer incur amortization expense of approximately $12.0 million per year related to this intangible asset.

December 2002

In December 2002, the Company recorded $12.6 million (net of a $0.6 adjustment) restructuring, asset impairments and other charges including $10.1 million for employee separation costs relating the termination of approximately 300 employees, $1.0 million of asset impairments and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and are expected to be completed by June 2004 and impacted both manufacturing and non-manufacturing personnel mainly in the United States. The asset impairments relate to the closure of a production line and an abandoned capital equipment project in the Czech Republic. The charge also included an additional $0.3 million reserve related to a headcount reduction in Toulouse, France that was part of the March 2002 restructuring program. The $0.6 adjustment related to release of previous reserves associated with our March 2001 and June 2001 restructuring programs due the Company’s analysis of estimated costs to complete those programs. At December 31, 2003, 56 employees included under this program remain and are

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

expected to be terminated in 2004 and the related unpaid severance payments of $3.1 million are expected to be paid by June 2004. At December 31, 2003 the remaining liability relating to exit costs was $0.7 million and is expected to be paid out by June 2005.

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

June 2002

In June 2002, the Company recorded charges totaling $16.7 million for costs associated with its worldwide restructuring programs. The charges included $3.9 million to cover employee separation costs associated with the termination of 79 U.S. employees, $2.8 million for exit costs consisting primarily of manufacturing equipment and supply contract termination charges, and $8.4 million for equipment write-offs that were charged directly against the related assets. An additional $1.0 million in exits costs and $0.6 million in employee separation costs were accrued relating to the closure of the Company’s Guadalajara, Mexico manufacturing facility that was part of the June 2001 restructuring described below.

The employee separation costs reflected further reductions in general and administrative staffing levels and included $1.0 million of non-cash stock compensation charges associated with the modification of stock options for certain terminated employees. All impacted employees have been terminated and the related severance costs were paid during 2003.

As a result of continuing economic conditions, the Company determined that certain manufacturing equipment purchase and supply agreements were no longer economical to complete and recorded estimated termination charges of $2.8 million during the second quarter of 2002. As of December 31, 2003, the Company had settled certain of these obligations with payments of $1.3 million. In June 2003, the Company recorded an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program. At December 31, 2003, all employees had been terminated under the restructuring program. The Company is currently in discussions to settle its remaining obligations.

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

During the second quarter of 2002, the Company reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million which resulted in a related gain of $12.4 million (see Note 15 “Related Party Transactions” for further details of the Motorola settlement). The Company also recorded a $1.2 million reversal of amounts previously provided in connection with the June 2001 restructuring program as a result of favorable negotiated contract termination costs.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

March 2002

In March 2002, the Company recorded a $7.1 million (net of a $0.1 million adjustment) charge to cover employee separation costs relating to the termination of approximately 72 employees. Approximately $5.0 million of this charge is attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia. The relocation of these functions was completed in 2003. The remaining $2.2 million relates to reductions in selling, general and administrative personnel primarily in the U.S. The March 2002 charge also included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. As discussed previously, the Company recorded an additional $0.3 million in employee separation costs relating to the relocation of the administrative functions in Toulouse, France during the fourth quarter of 2002 and $0.1 million during 2003 as a result of its reevaluation of remaining costs to be incurred. At December 31, 2003, all employees have been terminated under this program. At December 31, 2003 the remaining liability relating to this restructuring was $0.3 million and will be paid by June 2004.

December 2001

In December 2001, the Company recorded charges totaling $16.6 million for costs associated with its worldwide restructuring programs. The charges included $5.5 million to cover employee separation costs associated with the termination of 50 employees as well as $11.1 million for property and equipment write-offs that were charged directly against the related assets.

The employee separation costs reflected reductions in selling, general and administrative staffing levels in the U.S., United Kingdom, Germany, France and Singapore and included $0.2 million of non-cash charges associated with the modification of stock options for certain terminated employees as well as $1.3 million for additional pension charges related to the terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet.) As of December 31, 2003, all impacted employees had been terminated and the related severance amounts had been paid.

The $11.1 million charge related to the write-off of certain property and equipment located in Phoenix, Arizona that the Company determined would no longer be utilized as a result of the its restructuring activities.

June 2001

In June 2001, the Company recorded charges totaling $95.8 million for costs associated with its worldwide restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its manufacturing and distribution operations to meet declining customer demand. The programs included the phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility by June 2002, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors by June 2002 and December 2001, respectively, and the shutdown of the Company’s Hong Kong Distribution Center and the transfer of related functions to its Singapore Distribution Center. The charge included $36.4 million to cover employee separation costs associated with the termination of approximately 3,200 employees, $1.1 million of non-cash charges associated with the modification of stock options for certain terminated employees and $6.1 million for additional pension charges related to terminated employees. (The additional pension charge is reflected in the Company’s accrued pension liability in the consolidated balance sheet). As of December 31, 2002, all employees had been terminated under the June 2001 restructuring program. Manufacturing operations in Guadalajara ceased in June 2002 as originally planned; however, various administrative activities were not completed until 2003.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The planned discontinuation of manufacturing activities triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges totaling $42.2 million. This charge included $31.6 million related to the Guadalajara manufacturing facility, $4.2 million related to the Aizu, Japan 4-inch wafer fabrication line and $2.2 million related to the Seremban assembly and test facility. The Company measured the amount of each asset impairment by comparing the carrying value of the respective assets to the related estimated fair value. The Company estimated future net cash flows for the period of continuing manufacturing activities (June 2002 for Guadalajara and Aizu, December 31, 2001 for Seremban) for each group of assets using price, volume, cost and salvage value assumptions that management considered to be reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The related assets have been sold to third parties at amounts that approximated their estimated fair values, were transferred to other manufacturing facilities at their previously existing carrying values or are currently held for sale. The charge also included $4.2 million for the write-off of assets that will no longer be used by the Company as a result of the June 2001 restructuring program. As previously mentioned, the Company sold the Guadalajara, Mexico facility in the third quarter of 2003.

The June 2001 charge also included $10.0 million to cover certain exit costs relating to facility closure and contract terminations including $2.8 million for expected facility clean up activities, $1.0 million for equipment disposal fees, $2.0 million for equipment purchase cancellations and $4.2 million for other contract cancellations. As discussed previously, the Company recorded an additional $1.0 million in exit costs and $0.6 in employee separation costs relating to the Guadalajara manufacturing facility during the second quarter of 2002 as a result of its reevaluation of remaining costs to be incurred with respect to the closure of that facility. As of December 31, 2003 the remaining liability relating to this restructuring program was $0.4 million of miscellaneous exit costs which are expected to be paid by April 2004.

March 2001

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

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2003	2002
Receivables, net:
Accounts receivable	$134.3	$113.8
Less: Allowance for doubtful accounts	(2.4)	(1.9)

	$131.9	$111.9

Inventories, net:
Raw materials	$15.2	$15.5
Work in process	107.8	106.3
Finished goods	87.0	81.9

Total inventory	210.0	203.7
Less: Inventory reserves	(42.4)	(43.7)

	$167.6	$160.0

Property, plant and equipment, net:
Land	$12.8	$11.7
Buildings	325.8	449.6
Machinery and equipment	874.0	793.3

Total property, plant and equipment	1,212.6	1,254.6
Less: Accumulated depreciation	(832.7)	(800.5)

	$379.9	$454.1

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Intangible asset, net:
Developed technology	$—	$59.3
Less: Accumulated amortization	—	(32.6)

	$—	$26.7

Accrued expenses:
Accrued payroll	$29.2	$27.5
Sales related reserves	17.1	14.1
Restructuring reserves	13.1	19.5
Other	29.4	38.8

	$88.8	$99.9

Other comprehensive loss:
Foreign currency translation adjustments	$1.7	$(2.0)
Additional minimum pension liability	—	(19.6)
Net unrealized losses and adjustments related to cash flow hedges	(5.3)	(12.1)
Unrealized losses on deferred compensation plan investments	(0.8)	(0.6)

	$(4.4)	$(34.3)

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Depreciation expense for property, plant and equipment totaled $101.1 million, $115.2 million and $135.0 million for 2003, 2002 and 2001, respectively. Amortization expense related to the developed technology intangible asset totaled $5.9, $11.9, and $11.6 million in 2003, 2002 and 2001, respectively.

The activity related to the Company’s allowance for doubtful accounts, inventory reserves, allowance for deferred tax assets and warranty reserves for 2001, 2002, and 2003 follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Writeoffs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2001	$2.5	$0.5	$—		$1.1	$1.9

Year ended December 31, 2002	$1.9	$0.3	$—		$0.3	$1.9

Year ended December 31, 2003	$1.9	$0.5	$—		$—	$2.4

Inventory reserves
Year ended December 31, 2001	$22.5	$50.9	$—		$23.2	$50.2

Year ended December 31, 2002	$50.2	$12.1	$—		$18.9	$43.4

Year ended December 31, 2003	$43.4	$13.0	$—		$14.0	$42.4

Allowance for deferred tax assets
Year ended December 31, 2001	$—	$366.8	$83.8	(1)	$—	$450.6

Year ended December 31, 2002	$450.6	$1.0	$112.8	(2)	$—	$564.4

Year ended December 31, 2003	$564.4	$—	$71.8		$—	$636.2

Warranty reserves
Year ended December 31, 2001	$3.5	$0.1	$—		$0.6	$3.0

Year ended December 31, 2002	$3.0	$0.1	$—		$0.4	$2.7

Year ended December 31, 2003	$2.7	$—	$(0.9)		$0.2	$1.6

(1)	Represents the valuation allowance related to the 2001 portion of the net operating loss that was not recognized during the year.
(2)	Represents the valuation allowance related to the 2002 portion of the net operating loss that was not recognized during the year.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 7:    Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2003		December 31, 2002
	Interest Rate	Balance	Interest Rate	Balance
Senior Bank Facilities:
Tranche A	—%	$—	6.4375%	$6.6
Tranche B	—	—	6.4375	209.9
Tranche C	—	—	6.4375	226.0
Tranche D	—	—	6.4375	134.1
Tranche E	4.4375	320.1	—	—
Revolver	—	—	6.4375	125.0

		320.1		701.6
First-Lien Senior Secured Notes due 2010, 13% interest payable semi-annually, net of debt discount of $8.4		191.6		—
Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $7.4 and $8.6		292.6		291.4
12% Senior Subordinated Notes due 2009, interest payable semi-annually		260.0		260.0
10% Junior Subordinated Note to Motorola due 2011, interest compounded semi-annually, payable at maturity		139.9		126.9
2.3% Note payable to Japanese bank due 2010 interest payable quarterly		24.3		23.3
Capital lease obligation		6.4		—

		1,234.9		1,403.2
Less: Current maturities		(6.6)		(9.3)

		$1,228.3		$1,393.9

Senior Bank Facilities

Borrowings under the senior bank facilities, which bear interest at rates selected by the Company based on either LIBOR or an alternative base rate, as defined, plus an interest rate spread, amortize within three to five years. As of December 31, 2003, after consideration of the amendments to the credit agreement described below, the senior bank facilities contained a $25.0 million revolving line of credit. Letters of credit totaling $12.6 million were outstanding against the line of credit at December 31, 2003 leaving $12.4 million of availability at that date. As described in Note 11, the Company hedges a portion of the interest rate risk associated with the senior bank facilities.

At June 29, 2001, the Company was not in compliance with the interest expense coverage and leverage ratio requirements under its senior bank facilities. On August 13, 2001, the Company received a waiver in respect to such non-compliance at June 29, 2001 and in respect of any future non-compliance with such covenants through December 31, 2002. In connection with such waiver, the Company amended its senior bank facilities to, among other things, reduce interest expense coverage and increase leverage ratio requirements through December 31, 2005, add minimum cash and EBITDA level covenants through December 31, 2002, require the Company to obtain $100 million through an equity investment from TPG increase the required interest rate spreads applicable

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

to outstanding borrowings (“supplemental interest”), and, revise certain mandatory prepayment provisions contained in the original agreement.

In connection with the issuance of the 12% second-lien senior secured notes due 2008 (the “Second-Lien Notes”) described below, the Company amended its senior bank facilities on April 17, 2002 to, among other things, permit the issuance of the Second-Lien Notes, eliminate interest expense coverage and leverage ratio requirements through December 31, 2003 and to reduce the minimum interest expense coverage ratio requirement and increase the maximum leverage ratio requirements for the period from January 1, 2004 through June 30, 2006, extend the minimum cash and EBITDA level covenants through December 31, 2003, permit the redemption of up to 35% of the Second-Lien Notes with net proceeds of any equity offerings on or prior to May 15, 2005, allow certain asset sales and to permit borrowings of up to $100.0 million by or for the benefit of Leshan-Phoenix Semiconductor Company Limited (“Leshan”) so long as the related proceeds were used to prepay loans under the senior bank facilities.

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

In September 2003, the Company amended its senior bank facilities to, among other things:

•	Provide the Company with additional Tranche D term loans under its senior bank facilities aggregating $100 million, the entire amount of which was borrowed simultaneously with the completion of the equity offering described below;

•	Permit the Company to apply the net proceeds from equity offerings by it or any of its subsidiaries (including the equity offering described in Note 2) and borrowings under the additional Tranche D term loans to prepay scheduled principal installments of all term loan borrowings outstanding under its senior bank facilities in chronological order;

•	Reduce from 75% to 50% the percentage of net proceeds from future equity offerings by the Company or any of its subsidiaries that is required to be applied to prepay term loan borrowings outstanding under its senior bank facilities; and,

•	Provide the Company with a new $25 million revolving facility that will mature on August 4, 2006, provide for the issuance of letters of credit in currencies other than U.S. dollars that are to be specified and, in all other respects, have terms substantially similar to those of its existing revolving facility.

The proceeds of the borrowing under the additional Tranche D term loans (which were issued at a discount of $0.5 million) were used to prepay senior credit facility borrowings as described above. Excluding this discount, costs incurred in connection with this debt refinancing totaled $3.8 million, of which $0.4 million was paid to third parties. Such third-party costs were expensed as incurred and included in loss on debt prepayment in the Company’s consolidated statement of operations for the year ended December 31, 2003. The remaining $3.4 million of debt refinancing costs were capitalized and are being amortized using the effective interest method.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On September 23, 2003 ON Semiconductor completed a public offering of common stock registered pursuant to its shelf registration statement originally filed with the Securities and Exchange Commission on April 24, 2002 (as amended on March 14, 2003). In connection with this offering, ON Semiconductor issued approximately 37.0 million shares (including approximately 2.2 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $4.50 per share. The net proceeds from this offering were $156.8 million after deducting the underwriting discount of $8.2 million ($0.225 per share) and estimated offering expenses of $1.4 million (including $0.4 million that were unpaid as of December 31, 2003). ON Semiconductor contributed these proceeds to the Company, which were used to prepay $152.7 million of its senior bank facilities and to cover $3.8 million of costs associated with the amendment to its senior bank facilities. In connection with this prepayment, the Company wrote off $2.5 million of debt issuance costs.

In November 2003, the Company refinanced $368.5 million of term loans under its senior bank facilities. The Company replaced its Tranche B, Tranche C and Tranche D term loan facilities under its senior bank facilities with a single new Tranche E term loan facility with terms, other than the interest rate, that are identical to those of the Tranche D term loan facility. The Company also reduced the interest rate on its term loans by 0.75% per annum. Costs incurred in connection with this refinancing totaled $1.0 million, of which $0.2 million which were expensed as incurred while the remaining $0.8 million of such costs were capitalized and are being amortized using the effective interest method

In December 2003, the Company refinanced approximately $48 million of the term loans under its senior bank facilities with the proceeds from the repayment of a note receivable from an affiliate.

The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2003. Management believes that the Company will be able to comply with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2004.

First-Lien Notes

On March 3, 2003, ON Semiconductor and SCI LLC, (collectively, the “Issuers”) issued $200.0 million principal amount of First-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The First-Lien Notes, which are callable after four years, were issued at 95.467% of par value and generated net proceeds of approximately $180.9 million after taking into consideration the discount and the payment of issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities, including $25.0 million relating to the Company’s revolving credit facility. In connection with the prepayment, the Company wrote off $3.5 million of debt issuance costs in the first quarter of 2003. Interest accrues on the First-Lien Notes at a rate of 12% per annum. Interest on First-Lien Notes is payable semi-annually in March and September. The First-Lien Notes will mature on March 15, 2010.

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

The Issuers filed an exchange offer registration statement on relating to the First-Lien Notes pursuant to a registration rights agreement. The registration statement was declared effective by the Securities and Exchange Commission on May 8, 2003.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Second-Lien Notes

On May 6, 2002, the Issuers issued $300.0 million principal amount of Second-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The Second-Lien Notes, which are callable after four years, were issued at 96.902% of par value and generated net proceeds of $278.6 million after such discount and the payment of issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities. In connection with this prepayment, the Company wrote off $6.5 million of debt issuance costs in the second quarter of 2002. Because the amount outstanding under the senior bank facilities was reduced below $750.0 million, supplemental interest charges under the credit agreement relating to the senior bank facilities were reduced from 3.0% to 1.0%. The Company exercised its option to terminate the supplemental interest charges by paying the entire accrued balance of supplemental interest charges during the first quarter of 2003. Interest accrues on the Second-Lien Notes at the rate of 12% per annum until February 6, 2003, when the related annual interest increased to 13%. Interest on the Second-Lien Notes is payable semi-annually in May and November in cash. The Second-Lien Notes will mature on May 15, 2008.

The Second-Lien Notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by the Company’s domestic restricted subsidiaries. In addition, the Second-Lien Notes and the related guarantees are secured on a second-priority basis by the assets that secure the senior bank facilities and they rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness and senior to the Company’s and the guarantors’ existing and future senior subordinated and subordinated indebtedness and effectively junior to all of the liabilities of the Company’s subsidiaries that have not guaranteed such notes.

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

Japanese Loan

In 2000, the Company’s Japanese subsidiary entered into a yen-denominated note agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which had a balance of $24.3 million at December 31, 2003 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 2.25% and requires semi-annual principal and interest payments through September 2010 of approximately $1.9 million (based on the yen-to-dollar exchange rate at December 31, 2003.) The note is unsecured, however, the bank has rights under the agreement to obtain collateral in certain circumstances.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Annual maturities relating to the Company’s long-term debt as of December 31, 2003 are as follows (in millions):

Actual Maturities
2004	$6.6
2005	6.6
2006	113.7
2007	215.5
2008	296.5
Thereafter	596.0

Total	$1,234.9

Note 8:    Note Receivable from Affiliates

In connection with the Recapitalization, the Company loaned to Leshan, an affiliated company, $58.3 million to refinance third-party non-recourse loans. During 2001, the Company loaned Leshan an additional $5.0 million to finance facility expansion. During 2003, Leshan repaid the $63.3 million note receivable.

Note 9:    Income Taxes

Geographic sources of loss before income taxes, minority interests and cumulative effect of accounting change are as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
United States	$(190.0)	$(233.2)	$(193.8)
Foreign	45.1	95.6	(184.7)

	$(144.9)	$(137.6)	$(378.5)

The provision for income taxes is as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$0.2	$—	$(19.9)
State and local	(0.1)	0.1	0.5
Foreign	6.1	2.3	6.6

	6.2	2.4	(12.8)

Deferred
Federal	—	—	315.8
State and local	—	—	39.6
Foreign	0.6	6.4	(0.3)

	0.6	6.4	355.1

	$6.8	$8.8	$342.3

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(8.4)	(8.7)	(3.4)
Foreign withholding taxes	0.4	1.2	1.5
Foreign rate differential	(9.8)	(22.5)	11.2
Change in valuation allowance	60.2	69.3	116.0
Other	(2.7)	2.1	0.1

	4.7%	6.4%	90.4%

Deferred tax assets are as follows (in millions):

	Year Ended December 31,
	2003	2002
Tax-deductible goodwill	$220.7	$235.2
Reserves and accruals	23.0	24.3
Inventories	13.7	15.1
Property, plant and equipment	26.0	16.2
Net operating loss and tax credit carryforwards	348.9	259.6
Other	7.9	18.2

Gross deferred tax assets	640.2	568.6
Valuation allowance	(636.2)	(564.4)

Net deferred tax asset	$4.0	$4.2

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management believes it is more likely than not that these assets will not be realized.

As of December 31, 2003, the Company’s federal, state, and foreign net operating loss carryforwards were $787.8 million, $854.5 million, and $22.9 million, respectively. If not utilized, these net operating losses will expire in varying amounts from 2006 through 2024. As a result of the recent sales of ON Semiconductor’s common stock as discussed in Note 2 of the consolidated financial statements, the amount of federal net operating loss carryforwards that may be used in any one year will be limited.

Income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries (approximately $103.1 million at December 31, 2003) over which the Company has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to federal income tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s domestic subsidiaries, or if the Company sells its investment in such subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign withholding taxes of $13.0 million.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other assets include $6.0 million and $3.0 million of French income tax refunds receivable and $9.7 million and $10.4 million of Malaysian income tax refunds receivable at December 31, 2003 and 2002, respectively.

The Company files income tax returns with the taxing authorities in the various jurisdictions in which it operates. Certain of these income tax returns remain subject to audit by the local tax authorities. Management believes that the resolution of any issues raised by such taxing authorities, including application of any related determinations to subsequent open years, will not have an adverse effect on the Company’s financial condition or results of operations.

Note 10:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with the requirements and regulations of the Internal Revenue Code. The Company expects to contribute $12.4 million in 2004 based on current assessment of the economic environment and projected benefit payments. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

In connection with the Recapitalization, the Company established the ON Semiconductor Pension Plan (the “Plan”) that, after one year of service, covered most U.S. employees who were also formerly employees of Motorola. The Plan’s benefit formula was dependent upon employee’s earnings and years of service. In November 1999, the Plan was amended so that benefit accruals under the Plan will be discontinued effective December 31, 2004 for those employees whose combined age and years of service (in complete years) equaled or exceeded 65 at August 4, 1999 (the “Grandfathered Employees”). Benefit accruals under the plan for all other employees were discontinued effective December 31, 2000. Upon termination or retirement, employees may elect to receive their benefits in the form of either an annuity contract or a lump-sum distribution. In 2000, the ON Semiconductor Grandfathered Pension Plan (the “Grandfathered Plan”) was established and the assets and accumulated benefits related to the Grandfathered Employees were transferred to the Grandfathered Plan. Effective April 15, 2001, the Company terminated the Plan in a standard termination, and substantially all accrued benefits were distributed to participants by December 31, 2001.

The assets of the Company’s domestic plans were invested in fixed income securities at December 31, 2003 and 2002. This asset allocation is based on the anticipated timing of benefit payments, historical returns on similar assets and the current economic environment.

In regards to the Grandfathered Plan, the Company reevaluated its current assumptions in light of the actual returns experienced, current annuity rates and the expected discontinuation of benefits as of December 31, 2004 with the subsequent payment of benefits in 2005. The discount rate used to determine the pension obligation at December 31, 2002 and to determine future expense was lowered to 5.0% from 7.4% in the previous year. In addition, the expected return on plan assets used to determine future expense was lowered to 2.5%, reflecting the Company’s change in investment policy regarding the assets of the Grandfathered Plan. Upon the termination of the Grandfathered Plan, the Company is obligated to ensure that the plan has assets sufficient to pay accrued benefits.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As described in Note 4 “Accounting Changes,” the Company changed its method of accounting for unrecognized actuarial gains or losses to its defined benefit pension obligations. Historically, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. The Company will no longer defer actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2003			2002			2001
	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	$1.7	$1.3	$3.0	$1.8	$1.3	$3.1	$2.1	$2.2	$4.3
Interest cost	2.4	0.9	3.3	3.0	0.8	3.8	2.4	1.6	4.0
Expected return on plan assets	(0.5)	(0.3)	(0.8)	(1.2)	(0.3)	(1.5)	(1.4)	(1.0)	(2.4)
Amortization of prior service cost	0.1	0.3	0.4	0.1	0.3	0.4	0.2	0.4	0.6
Settlement losses	—	—	—	0.4	—	0.4	9.9	2.3	12.2
Curtailment gain	—	—	—	—	(0.3)	(0.3)	—	—	—
Cumulative effect of accounting change	20.0	1.5	21.5	—	—	—	—	—	—
Other losses	(0.9)	—	(0.9)	4.9	—	4.9	0.3	—	0.3

Total net periodic pension cost	$22.8	$3.7	$26.5	$9.0	$1.8	$10.8	$13.5	$5.5	$19.0

Weighted average assumption
Discount rate	5.00%	4.40%		7.40%	5.08%		6.80%	5.76%
Expected return on plan assets	2.50%	5.73%		8.50%	3.17%		8.50%	7.46%
Rate of compensation increase	3.00%	3.17%		3.00%	3.77%		3.00%	3.77%

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,

	2003			2002
	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$46.8	$19.3	$66.1	$41.5	$22.3	$63.8
Service cost	1.7	1.3	3.0	1.8	1.3	3.1
Interest cost	2.4	0.9	3.3	3.0	0.8	3.8
Net actuarial (gain) or loss	(1.1)	(0.1)	(1.2)	5.3	1.2	6.5
Cutailment gain	—	—	—	—	(0.3)	(0.3)
Benefits paid	(10.3)	(0.5)	(10.8)	(4.8)	(6.7)	(11.5)
Translation loss	—	1.7	1.7	—	0.7	0.7

Projected benefit obligation at the end of the year	$39.5	$22.6	$62.1	$46.8	$19.3	$66.1

Accumulated benefit obligation at the end of the year	$38.8	$18.7	$57.5	$45.7	$16.0	$61.7

Change in plan assets
Fair value of plan assets at the beginning of the year	$17.2	$4.0	$21.2	$10.1	$9.1	$19.2
Actual return on plan assets	0.4	0.3	0.7	(1.1)	0.3	(0.8)
Benefits paid	(10.3)	(0.5)	(10.8)	(4.8)	(6.7)	(11.5)
Employer contributions	6.4	1.6	8.0	13.0	1.3	14.3
Translation gain	—	0.4	0.4	—	—	—

Fair value of plan assets at the end of the year	$13.7	$5.8	$19.5	$17.2	$4.0	$21.2

Net amount recognized
Funded status	$(25.8)	$(16.8)	$(42.6)	$(29.6)	$(15.3)	$(44.9)
Unrecognized prior service cost	0.7	1.8	2.5	0.9	1.9	2.8
Unrecognized net actuarial loss	—	—	—	20.0	1.5	21.5

Net amount recognized	$(25.1)	$(15.0)	$(40.1)	$(8.7)	$(11.9)	$(20.6)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(10.9)	$(1.5)	$(12.4)	$(6.4)	$(2.0)	$(8.4)
Other long-term liabilities	(14.2)	(13.6)	(27.8)	(22.0)	(11.8)	(33.8)
Intangible asset	—	0.1	0.1	0.8	1.2	2.0
Accumulated other comprehensive income	—	—	—	18.9	0.7	19.6

Net amount recognized	$(25.1)	$(15.0)	$(40.1)	$(8.7)	$(11.9)	$(20.6)

Weighted average assumptions at the end of the year
Discount rate	5.16%	4.29%		5.00%	4.40%
Rate of compensation increases	3.00%	3.18%		3.00%	3.17%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $59.4 million, $56.5 million, and $17.7 million, respectively as of December 31, 2003 and $63.8 million, $56.8 million and $19.6 million, respectively as of December 31, 2002.

The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. The total accrued pension liability of $40.2 million and $42.2 million at December 31, 2003 and 2002,

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

respectively, includes an additional minimum liability of $0.1 million and $21.6 million, respectively. The additional minimum liability was offset by a $0.1 million intangible asset at December 31, 2003 compared with a $2.0 million intangible asset and a $19.6 increase to stockholders’ deficit at December 31, 2002. The decrease in the additional minimum liability relates to the previously described accounting change.

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

The Company recognized $7.1 million of expense relating to matching contributions in 2000. Effective March 1, 2001 the Company amended the Savings Plan to make the matching contribution discretionary. A discretionary matching contribution was offered through April 2001, resulting in $2.2 million of related expense in 2001. Effective January 1, 2002, the Company reinstated a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, an additional 50% of the next 6% of employee contributions. The Company recognized $3.3 million and $4.0 million of expense relating to matching contributions in 2003 and 2002, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.4 million, $0.6 million and $1.0 million relating to these plans for the years ended 2003, 2002 and 2001, respectively.

Note 11:    Financial Instruments

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

Prior to the fourth quarter of 2003, the Company’s foreign subsidiaries provided forecasts of their foreign currency exposures. The Company then aggregated the forecasted amounts and entered into foreign currency contracts in order to create an offset to the underlying exposures. Losses or gains on the underlying cash flows or investments offset gains or losses on the financial instruments. Beginning in the fourth quarter of 2003, the Company modified its foreign exchange management program so that aggregate foreign currency exposures are compared against bank forecasted foreign currency exchange rates for the next three months. If the forecasted movements are unfavorable, the Company may decide to hedge all or a portion of the applicable foreign currency exposure. The Company primarily hedges existing assets and liabilities and cash flows associated with transactions currently on its balance sheet.

At December 31, 2003 and 2002, the Company had net outstanding foreign exchange contracts with notional amounts of $3.0 million and $19.5 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2003 and 2002 (in millions):

	December 31,
	2003 Buy (Sell)	2002 Buy (Sell)
Japanese Yen	$—	$(16.3)
Czech Koruna	—	2.7
Euro	2.6	(11.4)
Philippine Peso	—	1.8
Mexican Peso	—	0.3
British Pound	—	5.0
Singapore Dollar	—	1.8
Swedish Krona	—	1.5
Taiwan Dollar	—	(4.9)
Slovakian Koruna	0.4	—

	$3.0	$(19.5)

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2003, the counterparties on the Company’s foreign exchange contracts are two highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2003, 2002 and 2001, aggregate foreign currency transaction gains total $4.7 million, $0.1 million and $1.2 million, respectively.

Interest Rate Agreements

At December 31, 2003, the Company had an interest rate swap with a notional amount of $100.0 million. The interest rate swap is a floating-to-fixed rate agreement based on LIBOR with quarterly interest rate resets. The $100.0 million swap has a fixed rate of 5.9% and expires in December 2004. During 2003, the Company also had a $55.0 million swap with a fixed rate of 6.8% that expired in September 2003. The notional amounts are used solely as the basis for which the payment streams are calculated and exchanged. The notional amount is not a measure of the exposure to the Company through the use of the swaps. Amounts to be paid or received under each contract were recorded in either other current assets or accrued expenses in the accompanying consolidated balance sheet and as an adjustment to interest expense.

Other

At December 31, 2003, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 12:    Fair Value of Financial Instruments

The Company uses the following methods to estimate the fair values of its financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short-term maturities of such instruments.

Notes Receivable from Affiliate

Due to the related party nature of the notes receivable from affiliate, it was not practicable to estimate their fair values due to the inability to obtain quoted market prices or determine current market rates for similar instruments. At December 31, 2002 the carrying value of the notes receivable from affiliate was $63.3 million. The affiliate repaid the notes during 2003.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows (in millions):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	(1,228.3)	(1,363.0)	(1,393.9)	(999.9)
Foreign currency exchange contracts	0.9	0.9	(0.3)	(0.3)
Interest rate agreements	(4.6)	(4.6)	(10.5)	(10.5)

Note 13:    Stock Options

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

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company employees also participate in ON Semiconductor’s 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. During 2001, ON Semiconductor stockholders voted to amend the 2000 Plan to increase the number of shares of its common stock issuable thereunder by 3.0 million (for an aggregate of 13.0 million). The 2000 Plan is administered by the ON Semiconductor Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules.

Generally, the options granted under both plans vest over a period of four years. Under the 1999 Plan, all outstanding options and under the 2000 Plan certain outstanding options vest automatically upon a change of control, as defined, provided the option holder is employed by the Company on the date of the change in control. Under the 2000 Plan, certain other outstanding options vest upon a change of control if the Board of Directors of ON Semiconductor, at its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability).

There was an aggregate of 10.4 million, 6.3 million and 4.7 million shares of common stock available for grant under the 1999 Plan and the 2000 Plan at December 31, 2003, 2002 and 2001, respectively.

Additional information with respect to the activity of the stock option plans as it relates to the employees of the Company is as follows (in millions, except per share data):

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	22.9	$4.55	18.2	$5.87	13.8	$6.49
Grants	6.0	2.16	8.0	3.00	8.4	5.26
Exercises	(1.9)	1.79	(0.7)	1.50	(0.5)	1.50
Cancellations	(4.4)	4.63	(2.6)	9.99	(3.5)	7.42

Outstanding at end of year	22.6	$4.13	22.9	$4.55	18.2	$5.87

Exercisable at end of year	10.0	$5.13	7.9	$4.95	4.4	$4.74

Weighted average fair value of options granted during the period		$1.50		$1.83		$3.25

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following tables summarize options outstanding and options exercisable at December 31, 2003 (shares in millions):

	Outstanding Options
	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$ 1.03-$ 1.50	8.9	7.52	$1.38
$ 1.65-$ 2.71	2.5	8.87	1.91
$ 3.06-$ 4.96	5.4	8.07	3.50
$ 5.19-$ 9.03	4.2	7.88	6.21
$10.88-$21.38	1.6	6.41	15.77

Totals	22.6		4.13

	Exercisable Options
	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.03-$1.50	4.3	5.87	$1.49
$1.65-$2.71	0.4	8.86	1.91
$3.06-$4.96	2.0	7.94	3.69
$5.19-$9.03	1.6	7.15	6.65
$10.88-$21.38	1.7	6.38	15.80

Totals	10.0		5.13

These options will expire if not exercised at specific dates through December 2013.

In 2002, the Company recorded charges totaling $4.1 million related to the modification of option terms for employees terminated under various restructuring programs as well as the separation of an executive officer. These charges are recorded in restructuring, asset impairments and other, net in the consolidated statement of operations with an offsetting credit to additional paid-in capital. In 2002, the Company also recorded $0.4 million of compensation expense related to stock options issued to consultants and other stock option modifications to certain employees.

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

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company’s employees participate in the 2000 Employee Stock Purchase Plan sponsored by ON Semiconductor. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of ON Semiconductor’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2003, 2002 and 2001, employees purchased approximately 0.7 million, 1.0 million and 1.3 million shares under the plan. During 2001, shareholders voted to amend the 2000 Employee Stock Purchase Plan to increase the number of shares of ON Semiconductor’s common stock issuable thereunder by 4.0 million (for an aggregate of 5.5 million shares).

Note 14:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2003 (in millions):

Year ending December 31,
2004	$8.4
2005	5.3
2006	2.1
2007	0.4
2008	0.2

Total	$16.4

At December 31, 2003, the Company has a letter of credit totaling $2.6 million to partially secure a service agreement with an information technology vendor. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under this agreement, a portion of which would be satisfied by the letters of credit. The agreement expires in 2006. The letter of credit is renewable annually until 2005 when it expires.

Other Obligations

The Company also enters into various capital purchase obligations, supply agreements and service agreements with various vendors. The obligations for these type of agreements are as follows as of December 31, 2003:

	Total	2004	2005	2006	2007	2008	Thereafter
Capital purchase obligations	$7.4	$7.4	$—	$—	$—	$—	$—
Foundry and inventory purchase obligations	31.3	31.3	—	—	—	—	—
Mainframe support	17.7	8.6	7.4	1.7			—
Various information technology and communication services	17.9	15.5	1.2	1.1	—	—	0.1
Other	4.3	3.0	1.0	0.3	—	—	—

	$78.6	$65.8	$9.6	$3.1	$—	$—	$0.1

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Commitments with Affiliate

Leshan-Phoenix Semiconductor Company Limited (“Leshan”), operates a back-end manufacturing facility in Leshan, China. ON Semiconductor owns a majority of the outstanding equity interests of Leshan. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder. These requests represent a purchase commitment by the respective shareholder of the Leshan joint venture; however, each shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity), in lieu of the commitment. The Company provides forecasted needs to Leshan on a periodic basis, an approximate six-month cycle, which are used to establish pricing over the forecasted period, and, as described above, the Company is responsible for underutilized capacity cost due to variations from our forecasted needs. The Company committed to purchase 82%, 85% and 81% of the total products produced by Leshan in 2003, 2002 and 2001, respectively, and is currently committed to purchase 86% of the product produced by Leshan in 2004. Because the Company purchased less than its committed amounts in 2003, 2002 and 2001, it incurred $0.5 million, $1.5 million and $6.4 million in underutilization charges, respectively.

Legal Matters

The Company and ON Semiconductor are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described below, will have a material adverse effect on the Company or ON Semiconductor’s financial condition, results of operations or cash flows.

During the period July 5, 2001 through July 27, 2001, ON Semiconductor was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against ON Semiconductor and certain of its former officers, current and former directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of ON Semiconductor’s initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of ON Semiconductor’s common stock in the aftermarket as conditions of receiving shares in its initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in ON Semiconductor’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

300 other publicly traded companies and their public offering underwriters in New York City, which along with the cases against ON Semiconductor have all been transferred to a single federal district judge for purposes of coordinated case management. ON Semiconductor believes that the claims against it are without merit and has defended, and intends to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and ON Semiconductor cannot guarantee that the outcome of these claims will be favorable.

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

In June 2003, upon the determination of a special independent committee of our Board of Directors, ON Semiconductor elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against ON Semiconductor and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by the participating issuer defendants. If recoveries totaling less than $1 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, ON Semiconductor and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of our initial public offerings.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. ON Semiconductor expects that its insurance proceeds will be sufficient for these purposes and that ON Semiconductor will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. Formal settlement documents for submission to the Court are currently being drafted. If the proposed settlement described above is not consummated, however, ON Semiconductor intends to continue to defend the litigation vigorously. While ON Semiconductor can make no promises or guarantees as to the

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

outcome of these proceedings, ON Semiconductor believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

Note 15:    Related Party Transactions

The Company agreed to pay TPG an annual management fee of up to $2.0 million. In connection with the Cherry acquisition described in Note 3, the Company paid TPG a $2.0 million advisory fee in-lieu of the annual management fee for 2000. The payment of the annual management fee to TPG has been waived until certain conditions are met and no such management fees were incurred in 2001, 2002 or 2003. Management fees may be paid to TPG in cash or with the ON Semiconductor’s common stock or warrants.

In connection with the Recapitalization, Motorola assigned, licensed or sublicensed intellectual property to the Company relating to certain of the Company’s products. Motorola also agreed to continue providing manufacturing and assembly services, to continue using similar services the Company provides to them and to lease real estate to the Company. The manufacturing and assembly services that the Company and Motorola have agreed to continue to provide to each other are at prices intended to approximate each party’s cost of providing the services and are fixed throughout the term of the agreements. As of December 31, 2003, the Company has no minimum commitments to purchase manufacturing services from Motorola in 2004.Related party activity between the Company and Motorola is as follows (in millions):

	Year ended December 31,
	2003	2002	2001
Cash paid for:
Purchases of manufacturing services from Motorola	$8.9	$14.3	$87.4

Cost of other services, rent and equipment purchased from Motorola	$0.8	$1.5	$17.7

Cash received for:
Freight sharing agreement with Motorola	$—	$21.4	$21.9

Rental of property and equipment to Motorola	$5.6	$9.1	$11.2

Product sales to Motorola	$74.9	$99.5	$94.3

On April 8, 2002, the Company and Motorola, Inc. reached agreement regarding certain post-closing payments to be made under agreements entered into in connection with the August 1999 Recapitalization. Pursuant to the agreement, Motorola paid the Company $10.6 million during the second quarter of 2002. As a result, the Company recognized a related gain of $12.4 million, which is included in restructuring, asset impairments and other, net in the consolidated statement of operations for the year ended December 31, 2002.

As part of the recapitalization, Motorola agreed to provide the Company with worldwide freight services through August 4, 2002. This agreement resulted in better prices than the Company could obtain from third parties.

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 16:    Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Non-cash financing activities:
Equipment acquired through capital leases	6.6	$—	$3.0
Cash (received) paid for:
Interest	141.7	103.8	113.3
Income taxes	1.8	(0.6)	(1.3)

Note 17:    Segment Information

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, are summarized as follows (in millions):

	Year ended December 31,
	2003	2002	2001
United States	$319.5	$393.1	$430.6
The Other Americas	4.0	8.2	55.1
Asia/Pacific	484.8	416.5	376.8
Europe	189.3	201.7	264.0
Japan	63.3	65.0	88.1

	$1,060.9	$1,084.5	$1,214.6

	Year ended December 31,
	2003	2002	2001
Power Management and Standard Analog	$333.4	$362.7	$365.4
MOS Power Devices	152.6	138.7	146.7
High Frequency Clock and Data Management	80.5	72.0	118.5
Standard Components	494.4	511.1	584.0

	$1,060.9	$1,084.5	$1,214.6

SEMICONDUCTOR COMPONENTS INDUSTRIES, LLC

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2003	2002
United States	$94.3	$104.4
Europe	89.4	97.4
Malaysia	78.7	103.1
Japan	71.7	72.6
The Other Asia/Pacific	25.7	32.6
The Other Americas	20.1	44.0

	$379.9	$454.1

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and for the Years Ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholder

of ON Semiconductor Trading Ltd.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholder’s equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ON Semiconductor Trading Ltd. and its subsidiaries (an indirect wholly-owned subsidiary of ON Semiconductor Corporation) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has extensive transactions and relationships with ON Semiconductor Corporation and its affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 2, 2004, except for the

third paragraph of Note 2

for which the date is February 9, 2004

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$28.1	$30.8
Receivables, net	99.1	73.0
Inventories, net	147.6	138.1
Other current assets	9.7	16.3
Deferred income taxes	1.8	2.8

Total current assets	286.3	261.0
Property, plant and equipment, net	6.1	8.8
Deferred income taxes	0.9	1.3
Other assets	7.6	4.2

Total assets	$300.9	$275.3

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable	$48.5	$24.0
Accrued expenses	28.8	21.2
Due to affiliates	73.0	76.7
Income taxes payable	1.4	0.7
Deferred income on sales to distributors	47.0	52.9

Total current liabilities	198.7	175.5
Other long-term liabilities	3.5	2.0
Notes payable to parent	104.7	160.3

Total liabilities	306.9	337.8

Commitments and contingencies (See Note 12)	—	—

Common stock ($1.00 par value, 50,000 shares authorized, 12,000 shares issued and outstanding)	—	—
Additional paid-in capital	40.4	40.4
Accumulated other comprehensive income	0.6	0.5
Accumulated deficit	(47.0)	(103.4)

Total stockholder’s equity (deficit)	(6.0)	(62.5)

Total liabilities and stockholder’s equity (deficit)	$300.9	$275.3

The accompanying notes are an integral part of these financial statements.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Revenues:
External revenues	$741.6	$690.0	$744.4
Revenues from affiliates	252.4	230.3	272.9

Total revenues	994.0	920.3	1,017.3

Cost of sales:
External cost of sales	537.0	521.6	619.7
Cost of sales to affiliates	252.9	240.0	290.4

Total cost of sales	789.9	761.6	910.1

Gross profit	204.1	158.7	107.2

Operating expenses:
Research and development	74.8	55.1	72.4
Selling and marketing	24.7	24.6	28.6
General and administrative	36.5	37.7	43.3
Restructuring, asset impairments and other, net	3.3	6.0	16.0

Total operating expenses	139.3	123.4	160.3

Operating income (loss)	64.8	35.3	(53.1)
Interest expense, net	(7.5)	(12.1)	(13.3)

Income (loss) before income taxes and cumulative effect of accounting change	57.3	23.2	(66.4)
Income tax benefit (provision)	(0.9)	(1.3)	1.2

Income (loss) before cumulative effect of accounting change	56.4	21.9	(65.2)
Cumulative effect of accounting change, net of tax	—	—	(81.5)

Net income (loss)	$56.4	$21.9	$(146.7)

The accompanying notes are an integral part of these financial statements.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(in millions)
Balance at December 31, 2000	$—	$40.4	$0.6	$21.4	$62.4

Comprehensive loss:
Net loss		—	—	(146.7)	(146.7)
Foreign currency translation adjustments		—	(0.1)	—	(0.1)

Comprehensive loss			(0.1)	(146.7)	(146.8)

Balance at December 31, 2001	—	40.4	0.5	(125.3)	(84.4)

Comprehensive income:
Net income		—	—	21.9	21.9

Comprehensive income			—	21.9	21.9

Balance at December 31, 2002	—	40.4	0.5	(103.4)	(62.5)

Comprehensive income:
Net income		—	—	56.4	56.4
Foreign currency translation adjustments		—	0.1	—	0.1

Comprehensive income			0.1	56.4	56.5

Balance at December 31, 2003	$—	$40.4	$0.6	$(47.0)	$(6.0)

The accompanying notes are an integral part of these financial statements.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Cash flows from operating activities:
Net income (loss)	$56.4	$21.9	$(146.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4.1	4.7	7.1
Cumulative effect of accounting change	—	—	81.5
Provision for excess inventories	8.0	13.2	42.4
Non-cash impairment of property, plant and equipment	0.3	0.2	2.7
Deferred income taxes	1.9	1.5	0.9
Other	(0.3)	0.7	(0.5)

Changes in assets and liabilities:
Receivables	(26.3)	(23.9)	78.4
Inventories	(17.5)	30.5	(12.4)
Other assets	3.2	(12.3)	1.1
Due from affiliates	—	106.4	(93.7)
Accounts payable	24.5	(7.4)	(8.7)
Accrued expenses	7.6	10.0	(44.5)
Due to affiliates	(4.6)	72.2	(77.6)
Income taxes payable	0.7	(2.5)	(11.4)
Deferred income on sales to distributors	(5.9)	(8.5)	(34.3)
Other long-term liabilities	1.5	(1.7)	(1.8)

Net cash provided by (used in) operating activities	53.6	205.0	(217.5)

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.8)	(0.3)	(2.5)
Proceeds from sales of property, plant and equipment	—	0.2	0.3

Net cash used in investing activities	(0.8)	(0.1)	(2.2)

Cash flows from financing activities:
Proceeds from borrowings from Parent	236.6	206.3	515.5
Repayment of borrowings from Parent	(292.2)	(413.9)	(320.0)

Net cash provided by (used in) financing activities	(55.6)	(207.6)	195.5

Effect of exchange rate changes on cash and cash equivalents	0.1	—	—

Net decrease in cash and cash equivalents	(2.7)	(2.7)	(24.2)
Cash and cash equivalents, beginning of period	30.8	33.5	57.7

Cash and cash equivalents, end of period	$28.1	$30.8	$33.5

The accompanying notes are an integral part of these financial statements.

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

Note 2:    Liquidity

During the year ended December 31, 2003, ON Semiconductor incurred a net loss of $166.7 million compared to net losses of $141.9 and 831.4 million in 2002 and 2001, respectively. ON Semiconductor’s net results included restructuring, asset impairments and other, net of $61.2 million, $27.7 million and $150.4 million in 2003, 2002 and 2001, respectively, as well as interest expense of $151.1, $152.5 million and $143.6 million, respectively. ON Semiconductor’s operating activities provided cash of $45.7 in 2003 and $46.4 million in 2002 and used cash of $116.4 million in 2001.

At December 31, 2003, ON Semiconductor had $186.6 million in cash and cash equivalents, net working capital of $212.5 million, term or revolving debt of $1,302.9 million and a stockholders’ deficit of $644.6 million. ON Semiconductor’s long-term debt includes $320.1 million under its senior bank facilities; $191.6 million (net of discount) of its 13% senior secured notes due 2010; $292.6 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $139.9 million under a 10% junior subordinated note payable to Motorola due 2011; $48.0 million under a loan facility with a Chinese bank due 2013; $24.3 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank due 2007; and $6.4 million under a capital lease obligations. ON Semiconductor was in compliance with all of the covenants contained in its various debt agreements at December 31, 2003 and expects to remain in compliance over the next twelve months.

In February 2004, ON Semiconductor completed a public offering of common stock resulting in net proceeds of $226.7 million. The net proceeds are expected to be used to redeem $70.0 million principal amount of ON Semiconductor’s 13% senior secured notes due 2010 and $105 million principal amount of the 12% senior securied notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds will be used for general corporate purposes.

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

If ON Semiconductor fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to ON Semiconductor. Management believes that cash flow from operating activities coupled with existing cash balances will be

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

adequate to fund ON Semiconductor’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2004. To the extent that results or events differ from ON Semiconductor’s financial projections or business plans, the Company’s liquidity may be adversely impacted.

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

Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables and inventories; reserves for customer incentives and restructuring charges; the future cash flows associated with long-lived assets; and, the fair values of financial instruments. Actual results could differ from these estimates.

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

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock-Based Compensation

The Company accounts for employee stock options relating to the common stock of ON Semiconductor in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for the years ended December 31, 2003, 2002, and 2001 would have been reduced (increased) to the pro forma amounts indicated below (in millions):

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$56.4	$21.9	$(146.7)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.9)	(1.9)	(1.5)

Pro forma net income (loss)	$54.5	$20.0	$(148.2)

The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of each of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2003	2002	2001
Expected life (in years)	5	5	5
Risk-free interest rate	3.09%	4.28%	4.83%
Volatility	0.79	0.70	0.70

Employee Stock Purchase Plan	2003	2002	2001
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	1.07%	1.71%	4.26%
Volatility	0.82	0.70	0.70

The weighted-average estimated fair value of employee stock options granted during 2003, 2002 2001 was $1.59, $1.93, and $3.23 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under ON Semiconductor’s 2000 Employee Stock Purchase Plan during 2003, 2002 and 2001 was $0.60, $0.62 and $1.24, respectively.

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

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records the appropriate liability when the amount is deemed probable and estimable.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Recent Accounting Pronouncements

In the second quarter of 2003, the Company adopted FASB Interpretation No. 46 (“FIN No. 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires that certain variable interest entities (VIE’s) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The adoption of FIN No. 46 did not impact the Company’s financial condition or results of operations.

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

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)”. SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003, except for certain disclosures associated with foreign plans which are required for years ended after June 15, 2004, the Company has included the required disclosures in Note 9 “Employee Benefit Plans”.

Note 4:    Accounting Changes

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

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The impact of the accounting change for periods prior to 2001 was a charge of $81.5 million and is reflected as the cumulative effect of change in accounting principle in the Company’s consolidated statement of operations for 2001. The accounting change resulted in an increase in revenues of $55.7 million and a reduction in net loss of $29.5 million for the year ended December 31, 2001.

The Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations effective January 1, 2003. Historically, the Company amortized such net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. The Company will no longer defer actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred. This change did not have a material impact on the Company’s financial position or results of operations.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 5:    Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2002	2003 Charges	2003 Usage	Adjustments	Reserve Balance at December 31, 2003
December 2003
Cash employee separation charges	$—	$0.6	$—	$—	$0.6

September 2003
Cash employee separation charges	—	0.8	(0.5)	—	0.3

June 2003
Cash exit costs	—	1.2	(1.2)	—	—
Non-cash impairment of property, plant and equipment	—	0.2	(0.2)	—	—

	—				—

June 2002
Cash employee separation charges	0.4	—	(0.4)	—	—

March 2002
Cash employee separation charges	2.9	—	(2.8)	0.5	0.6

	$3.3	$2.8	$(5.1)	$0.5	$1.5

	Reserve Balance at December 31, 2001	2002 Charges	2002 Usage	Adjustments	Reserve Balance at December 31, 2002
June 2002
Cash employee separation charges	$—	$0.6	$(0.2)	$—	$0.4
Non-cash impairment of property, plant and equipment	—	0.2	(0.2)	—	—

	—				0.4

March 2002
Cash employee separation charges	—	5.3	(2.7)	0.3	2.9

December 2001
Cash employee separation charges	0.8	—	(0.8)	—	—

June 2001
Cash exit costs	1.3	—	(0.9)	(0.4)	—

March 2001
Cash employee separation charges	0.3	—	(0.3)	—	—

	$2.4	$6.1	$(5.1)	$(0.1)	$3.3

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31, 2000	2001 Charges	2001 Usage	Adjustments	Reserve Balance at December 31, 2001
December 2001
Cash employee separation charges	$—	$1.1	$(0.3)	$—	$0.8
Non-cash impairment of property, plant and equipment	—	1.3	(1.3)	—	—

	—				0.8

June 2001
Cash employee separation charges	—	4.8	(4.7)	(0.1)	—
Cash exit costs	—	1.3	—	—	1.3
Non-cash impairment of property, plant and equipment	—	1.4	(1.4)	—	—
Non-cash stock compensation and pension charges	—	0.5	(0.5)	—	—

	—				1.3

March 2001
Cash employee separation charges	—	5.7	(5.4)	—	0.3

	$—	$16.1	$(13.6)	$(0.1)	$2.4

The following table reconciles the restructuring activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the Statements of Operations for the years ended December 31, 2003, 2002 and 2001, (in millions):

Year Ended December 31, 2003
2003 Charges	$2.8
Plus: Additional net charges related to employee separation costs (March 2002)	0.5

$3.3

Year Ended December 31, 2002
2002 Charges	$6.1
Less: Reserves released during the period	(0.1)

$6.0

Year Ended December 31, 2001
2001 Charges	$16.1
Less: Reserves released during the period	(0.1)

$16.0

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 2003

In December 2003, the Company recorded a $0.6 million charge, associated with worldwide restructuring programs to cover employee separation costs relating to the termination of 5 employees, reflecting further reductions in selling, general and administrative personnel in France, Germany and the United Kingdom. As of December 31, 2003, all impacted employees had been notified but not yet terminated, and the Company currently expects to terminate all employees and pay the entire balance of employee severance costs by December 2004.

September 2003

In September 2003, the Company recorded a $1.0 million charge, associated with worldwide restructuring programs to cover employee separation costs relating to the termination of 7 employees, reflecting further reductions in general and administrative personnel in France, Germany and Hong Kong. The charge included an additional $0.2 million charge associated with the March 2002 restructuring program described below.

All impacted employees had been terminated, and the Company currently expects to pay the remaining $0.3 million of employee severance costs by December 2004.

June 2003

In June 2003, the Company recorded charges totaling $1.7 million associated with its restructuring programs. The charges include $1.2 million of lease and contract termination costs, $0.2 million of asset impairments and an additional $0.3 million associated with employee separation costs included in March 2002 restructuring program.

The lease and contract termination costs relate to the exit of certain sales and administrative offices in Bermuda and Europe and the termination of other purchase and supply agreements. As of December 31, 2003, all exit costs related to these charges have been paid.

The Company identified certain buildings, machinery, software and equipment that would no longer be used internally due to the continued consolidation of general and administrative functions and recorded an asset impairment charge of $0.2 million to write-down the remaining carrying value of these assets to their net realizable value.

June 2002

In June 2002, the Company recorded charges totaling $0.8 million for costs associated with its restructuring activities including $0.6 million to cover employee separation costs associated with the termination of two employees and $0.2 million for equipment write-offs that were charged directly against the related assets. The employee separation costs reflected further reductions in general and administrative staffing levels. As of December 31, 2003, all impacted employees had been terminated and the related severance payments had been made.

March 2002

In March 2002, the Company recorded a $5.3 million charge to cover employee separation costs relating to the termination of 62 employees. Approximately $5.0 million of this charge is attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia. The remaining $0.3 million relates to reductions in selling, general and administrative functions primarily in the United Kingdom. The Company recorded an additional $0.3 in employee separation costs relating to the relocation of the administrative functions in Toulouse, France during 2003 as a result of its reevaluation of remaining costs to be incurred. As of December 31, 2003, the remaining liability relating to this restructuring was $0.6 million and the Company expects that the remaining severance benefits will be paid by June 2004.

December 2001

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

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2003	2002
Receivables, net:
Accounts receivable	$99.8	$73.6
Less: Allowance for doubtful accounts	(0.7)	(0.6)

	$99.1	$73.0

Inventories, net
Raw materials	$5.4	$3.7
Work in process	105.2	108.4
Finished goods	75.0	67.2

Total inventories	185.6	179.3
Less: Inventory reserves	(38.0)	(41.2)

	$147.6	$138.1

Property, plant and equipment, net:
Buildings	$0.4	$0.6
Machinery and equipment	25.4	31.3

Total property, plant and equipment	25.8	31.9
Less: Accumulated depreciation	(19.7)	(23.1)

	$6.1	$8.8

Accrued expenses:
Accrued payroll	$9.2	$5.9
Other taxes payable	2.0	6.6
Sales related reserves	14.7	3.1
Restructuring reserve	1.5	3.3
Other	1.4	2.3

	$28.8	$21.2

Accumulated other comprehensive income:
Foreign currency translation adjustments	$0.6	$0.5

Depreciation expense totaled $4.1 million, 4.7 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity related to the Company’s inventory reserves and warranty reserves for the years ended December 31, 2001, 2002 and 2003 follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Writeoffs	Balance at End of Period
Inventory reserves
Year ended December 31, 2001	$17.3	$42.4			$(16.1)	$43.6

Year ended December 31, 2002	$43.6	$13.2			$(15.6)	$41.2

Year ended December 31, 2003	$41.2	$8.0			$(11.2)	$38.0

Warranty reserves
Year ended December 31, 2001	$1.1	$—			$(0.4)	$0.7

Year ended December 31, 2002	$0.7	$0.1			$(0.1)	$0.7

Year ended December 31, 2003	$0.7	$0.1			$—	$0.8

Allowance for deferred tax assets
Year ended December 31, 2001	$—	$—	$0.6	(1)	$—	$0.6

Year ended December 31, 2002	$0.6	$1.0	$1.5	(2)	$—	$3.1

Year ended December 31, 2003	$3.1	$—	$(0.5)		$—	$2.6

Note 7:    Income Taxes

Geographic sources of income (loss) before income taxes and cumulative effect of accounting change are as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Bermuda	$43.5	$18.4	$(63.8)
Other foreign countries	13.7	4.8	(2.6)

	$57.2	$23.2	$(66.4)

The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001, all of which relates to operations outside of Bermuda, is as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Current	$(1.0)	$(0.2)	$(2.1)
Deferred	1.9	1.5	0.9

	$0.9	$1.3	$(1.2)

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the Bermuda statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Bermuda statutory rate	—%	—%	—%
Increase (decrease) resulting from:
Foreign rate differential	2.5	(5.2)	(2.8)
Change in valuation allowance	(0.9)	10.8	1.0

	1.6%	5.6%	(1.8)%

Deferred tax assets are as follows (in millions):

	December 31,
	2003	2002
Tax-deductible goodwill	$0.9	$1.3
Reserves and accruals	1.4	1.5
Inventories	0.1	0.1
Net operating loss and tax credit carryforwards	2.9	4.2
Other	—	0.1

	5.3	7.2
Gross tax asset valuation allowance	(2.6)	(3.1)

Net deferred tax asset	$2.7	$4.1

A valuation allowance has been recorded against the portion of the Company’s deferred tax assets that management believes is more likely than not that the related tax benefits will not be realized.

As of December 31, 2003 and 2002, the Company’s foreign net operating loss carryforwards were $7.7 million and $13.0 million, respectively. If not utilized, these net operating losses will expire in varying amounts through 2008.

Other assets include $6.0 million and $3.0 million of French income tax refunds receivable at December 31, 2003 and 2002, respectively. The Company files income tax returns with the taxing authorities in the various jurisdictions in which it operates. Certain of these income tax returns remain subject to audit by the local tax authorities. Management believes that the resolution of any issues raised by such taxing authorities, including application of any related determinations to subsequent open years, will not have an adverse effect on the Company’s financial condition or results of operations.

Note 8:    Related Party Transactions

At December 31, 2003 and 2002, the total aggregate amount outstanding under various loan agreements between the Company and its Parent was $104.7 million and $160.3 million, respectively. The loan agreements expire on December 31, 2004, bear interest at a weighted average rate of 4.97% and are unsecured.

The Company consigns inventory to affiliates to perform all semiconductor manufacturing activities. The Company is charged for these activities based on intercompany pricing agreements with the respective affiliates

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and records the related costs in inventory. Finished goods are either sold to third-party customers outside the United States, Mexico, Brazil and Puerto Rico or to affiliates. Sales to affiliates are based on intercompany transfer pricing agreements.

SCI LLC incurs certain general and administrative and research and development costs that directly benefit the Company. General and administrative expenses that directly benefit the Company are specifically identified by management and charged to the Company by SCI LLC. Research and development costs are allocated and charged based on the percent of the Company’s third-party sales to total ON Semiconductor third-party sales. Additionally, SCI LLC charges the Company a royalty fee for the use of ON Semiconductor’s intellectual property. The royalty fee is a minimum of $10.0 million annually and is based on a percentage of the Company’s third-party sales, such percentage determined based on the overall annual gross margin percentage of ON Semiconductor. The allocations utilized in arriving at the amounts reflected in the accompanying consolidated financial statements are based on assumptions that management believes are reasonable in the circumstances; however, such allocations are not necessarily indicative of the costs that would have been incurred by the Company had it operated as a stand-alone entity.

Related party activity between the Company and its affiliates is as follows (in millions):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Purchases of manufacturing services from affiliates	$797.7	$719.4	$814.0
Expense allocations from SCI LLC:
General and administrative expenses
Royalties	$10.0	$10.0	$10.0
Other	20.0	22.9	22.0

	$30.0	$32.9	$32.0

Research and development	$60.8	$45.0	$59.6

Note 9:    Employee Benefit Plans

Defined Benefit Plans

Certain of the Company’s subsidiaries provide retirement plans for substantially all of their employees. The plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. Benefits under these pension plans are valued using the projected unit credit cost method. The Company does not expect to make contributions to its pension plans in 2004.

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a summary of the status of the pension plans and the net periodic pension cost (dollars in millions):

	December 31, 2003	December 31, 2002	December 31, 2000
Service cost	$0.2	$0.1	$—
Interest cost	0.3	0.1	—
Amortization of net gain	(0.2)	—	—
Amortization of prior service cost	—	0.1	—
Curtailment gain	—	(0.3)	—

Net periodic pension cost	$0.3	$—	$—

Weighted average assumptions
Discount rate	5.50%	5.50%	6.00%
Expected return on assets	6.00%	5.75%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

	December 31, 2003	December 31, 2002
Change in projected benefit obligation:
Projected benefit obligation at the beginning of the period	$3.0	$2.4
Service cost	0.2	0.1
Interest cost	0.3	0.1
Curtailment gain	—	(0.3)
Actuarial (gain) loss	(0.1)	0.3
Translation loss	0.6	0.4

Projected benefit obligation at the end of the period	$4.0	$3.0

Accumulated benefit obligation at the end of the period	$3.2	$2.6

Change in Plan Assets:
Fair value of plan assets at the beginning of the period	$0.5	$0.4
Actual return on plan assets	0.1	0.1

Fair value of plan assets at the end of the period	$0.6	$0.5

Balances, end of period:
Pension benefit obligation	$(4.0)	$(3.0)
Fair value of plan assets	0.6	0.5

Funded status	(3.4)	(2.5)
Unrecognized net actuarial gain	—	(0.1)
Unrecognized prior service cost	0.4	0.4

Net liability recognized, end of period	$(3.0)	$(2.2)

Amounts recognized in the statement of financial position:
Accrued expenses	$—	$(0.4)
Other long-term liabilities	(3.0)	(1.8)

Net liability recognized, end of period	$(3.0)	$(2.2)

Assumptions used to value the Company’s pension obligations are as follows:
Discount rate	5.50%	5.50%
Rate of compensation increase	3.00%	3.00%

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Defined Contribution Plans

Certain subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.4 million, $0.1 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, relating to these plans.

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

Information with respect to the activity of the stock option plans as it relates to the employees of the Company is as follows (in millions, except per share data):

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2.6	$5.53	2.3	$6.72	1.5	$7.57
Grants	0.8	2.27	0.7	3.16	1.1	5.22
Exercises	(0.2)	2.12	(0.1)	1.50	(0.1)	1.50
Cancellations	(0.5)	5.54	(0.3)	9.57	(0.2)	6.62

Outstanding at end of year	2.7	$4.80	2.6	$5.53	2.3	$6.72

Exercisable at end of year	1.0	$5.98	0.9	$5.81	0.5	$6.11

Weighted average fair value of options granted during the period		$1.60		$1.93		$3.23

The following tables summarize options outstanding and options exercisable at December 31, 2003:

	Outstanding Options
	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.25-$ 2.71	1.1	7.63	$1.43
$3.06-$ 6.95	1.3	8.00	4.39
$9.03-$20.25	0.3	6.41	16.78

Totals	2.7		4.80

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Exercisable Options
	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.25-$ 2.71	0.5	5.71	$1.50
$3.06-$ 6.95	0.3	7.54	4.52
$9.03-$20.25	0.2	6.41	16.94

Totals	1.0		5.98

These options will expire if not exercised at specific dates through November 2013.

Eligible employees also participate in ON Semiconductor’s 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their eligible earnings applied towards the purchase of shares of ON Semiconductor common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. During each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2003, 2002, and 2001, employees purchased approximately 47,000, 122,000 and 188,000 shares, respectively, under the plan.

Note 11:    Foreign Currency Exchange Contracts

The Company’s foreign currency exposures are included in ON Semiconductor’s worldwide foreign currency exposure management program. ON Semiconductor aggregates the forecasted foreign currency exposures for each of its subsidiaries on a monthly basis and enters into forward currency contracts in order to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. Prior to January 1, 2001, the Company entered into its own foreign currency contracts. The Company’s net foreign currency transaction gains (losses) included in the accompanying consolidated statement of operations for the years ended December 31, 2003, 2002 and 2001 are $4.0 million, $2.4 million, and $1.3 million, respectively.

Note 12:    Commitments and Contingencies

Operating Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2003 (in millions):

2004	3.7
2005	1.9
2006	1.3
2007	0.2
2008	0.1

$7.2

ON SEMICONDUCTOR TRADING LTD

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Legal Matters

ON Semiconductor is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on ON Semiconductor’s financial condition, results of operations or cash flows.

Common Stock Collateral Pledge

On May 6, 2002, ON Semiconductor and SCI LLC (collectively, the “Issuers”) issued $300 million principal amount of second lien notes due 2008. The notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by ON Semiconductor’s domestic restricted subsidiaries that are guarantors under its senior subordinated notes. In addition, the notes and guarantees are secured on a second priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its foreign subsidiaries, which includes the Company and certain of its affiliates, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

On March 3, 2003, the Issuers issued $200.0 million principal amount of first-lien senior secured notes due 2010. The notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor Corporation (other than SCI LLC). The notes and guarantees are secured on a first-priority basis the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its foreign subsidiaries, which includes the Company, and certain of its affiliates, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

Note 13:    Fair Value of Financial Instruments

The Company uses the following methods to estimate the fair values of its financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short-term maturities of such instruments.

Notes Payable to Parent

Due to the related party nature of the notes payable to Parent, it was not practicable to estimate their fair values due to the inability to obtain quoted market prices or determine current market rate for similar instruments. At December 31, 2003 and 2002, the carrying value of the notes payable to Parent was $104.7 million and $160.3 million, respectively.

Note 14:    Supplemental Disclosure of Cash Flow Information

Cash payments for interest and income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows (in millions):

	2003	2002	2001
Cash (received) paid for:
Interest	$7.7	$14.2	$13.7
Income taxes	(0.1)	3.2	(10.4)

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and for

the Years Ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder

of SCG Malaysia Holdings Sdn. Bhd.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SCG Malaysia Holdings Sdn. Bhd. and its subsidiary (an indirect wholly-owned subsidiary of ON Semiconductor Corporation) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has extensive transactions and relationships with ON Semiconductor Corporation and its affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 2, 2004, except for the

third paragraph of Note 2 for

which the date is February 9, 2004

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$10.0	$10.7
Inventories, net	0.8	0.8
Other current assets	2.5	3.5
Due from affiliates, net	20.5	17.0
Deferred income taxes	0.7	0.6

Total current assets	34.5	32.6
Property, plant and equipment, net	78.7	103.1
Income taxes receivable	9.7	10.4
Deferred income taxes	1.6	—

Total assets	$124.5	$146.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$9.7	$6.1
Accrued expenses	1.8	1.6

Total current liabilities	11.5	7.7
Other long-term liabilities	5.0	4.4
Notes payable to affiliate	70.0	89.4
Deferred income taxes	—	1.6

Total liabilities	86.5	103.1

Commitments and contingencies (See Note 10)	—	—

Common stock ($0.2630 par value, 200,000,000 authorized 147,517,167 shares issued and outstanding)	38.8	38.8
Additional paid-in capital	14.1	11.9
Accumulated deficit	(14.9)	(7.7)

Total stockholder’s equity	38.0	43.0

Total liabilities and stockholder’s equity	$124.5	$146.1

See accompanying notes to consolidated financial statements.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Sales to affiliates	$91.6	$89.1	$99.1
Cost of sales	84.5	78.7	86.6

Gross profit	7.1	10.4	12.5

Operating expenses:
General and administrative	6.5	8.0	8.8
Restructuring, asset impairment and other, net	4.2	(1.9)	9.4

Total operating expenses	10.7	6.1	18.2

Operating income (loss)	(3.6)	4.3	(5.7)
Interest expense, net	(7.3)	(8.2)	(8.4)

Loss before income taxes	(10.9)	(3.9)	(14.1)
Income tax benefit	3.7	1.0	3.9

Net loss	$(7.2)	$(2.9)	$(10.2)

See accompanying notes to consolidated financial statements.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock (shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in millions, except share data)
Balance at December 31, 2000	147,517,167	$38.8	$7.2	$5.4	$51.4

Contributed services by Parent		—	2.8	—	2.8
Comprehensive loss:
Net loss		—	—	(10.2)	(10.2)

Balance at December 31, 2001	147,517,167	38.8	10.0	(4.8)	44.0

Contributed services by Parent		—	1.9	—	1.9
Comprehensive loss:
Net loss		—	—	(2.9)	(2.9)

Balance at December 31, 2002	147,517,167	38.8	11.9	(7.7)	43.0

Contributed services by Parent		—	2.2	—	2.2
Comprehensive loss:
Net loss		—	—	(7.2)	(7.2)

Balance at December 31, 2003	147,517,167	$38.8	$14.1	$(14.9)	$38.0

See accompanying notes to consolidated financial statements.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Cash flows from operating activities:
Net loss	$(7.2)	$(2.9)	$(10.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27.2	31.9	32.7
Non-cash impairment of property, plant and equipment	4.2	—	0.9
Non-cash support costs provided by Parent	2.2	1.9	2.8
Deferred income taxes	(3.3)	1.5	(3.1)
Other	—	0.2	5.6
Changes in assets and liabilities:
Inventories	—	(0.4)	4.0
Other assets	1.0	2.3	1.0
Due from affiliates	(3.5)	(0.7)	(13.6)
Accounts payable	3.6	(11.3)	3.0
Accrued expenses	0.2	(2.2)	0.4
Income taxes receivable	0.7	(3.3)	(3.0)
Other long-term liabilities	0.6	0.3	(1.0)

Net cash provided by operating activities	25.7	17.3	19.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(7.0)	(8.1)	(47.4)
Proceeds from sales of property, plant and equipment	—	0.1	1.2

Net cash used in investing activities	(7.0)	(8.0)	(46.2)

Cash flows from financing activities:
Repayment of borrowings to affiliate	(19.4)	—	(25.0)

Net cash used in financing activities	(19.4)	—	(25.0)

Net increase (decrease) in cash and cash equivalents	(0.7)	9.3	(51.7)
Cash and cash equivalents, beginning of period	10.7	1.4	53.1

Cash and cash equivalents, end of period	$10.0	$10.7	$1.4

See accompanying notes to consolidated financial statements.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

SCG Malaysia Holdings Sdn. Bhd. (the “Company” or “SCG Malaysia”) is a wholly-owned subsidiary of Semiconductor Components Industries, LLC (“SCI LLC” or “Parent”), which is a wholly-owned subsidiary of ON Semiconductor Corporation (“ON Semiconductor”.) The Company and its wholly-owned subsidiary, SCG Industries Malaysia Sdn. Bhd., are located in Seremban, Malaysia and are engaged in the manufacture of semiconductor products. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., ON Semiconductor was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “Recapitalization”). ON Semiconductor continues to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. The Company was capitalized by the issuance of 147,517,167 shares of common stock to SCI LLC in connection with the Recapitalization.

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

Note 2:    Liquidity

During the year ended December 31, 2003, ON Semiconductor incurred a net loss of $166.7 million compared to net losses of $141.9 million and $831.4 million in 2002 and 2001, respectively. ON Semiconductor’s net results included restructuring, asset impairments and other, net of $61.2 million, $27.7 million and $150.4 million in 2003, 2002 and 2001, respectively, as well as interest expense of $151.1 million, $152.5 million and $143.6 million, respectively. ON Semiconductor’s operating activities provided cash of $45.7 million in 2003 and $46.4 million in 2002 and used cash of $116.4 million in 2001.

At December 31, 2003, ON Semiconductor had $186.6 million in cash and cash equivalents, net working capital of $212.5 million, term or revolving debt of $1,302.9 million and a stockholders’ deficit of $644.6 million. ON Semiconductor’s long-term debt includes $320.1 million under its senior bank facilities; $191.6 million (net of discount) of its 13% senior secured notes due 2010; $292.6 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $139.9 million under a 10% junior subordinated note payable to Motorola due 2011; $48.0 million under a loan facility with a Chinese bank due 2013; $24.3 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank due 2007; and $6.4 million under a capital lease obligations. ON Semiconductor was in compliance with all of the covenants contained in its various debt agreements at December 31, 2003 and expects to remain in compliance over the next twelve months.

On February 9, 2004, ON Semiconductor completed a public offering of common stock resulting in net proceeds of $226.7 million. The net proceeds are expected to be used to redeem $70.0 million principal amount of ON Semiconductor’s 13% senior secured notes due 2010 and $105.0 million principal amount of the 12% senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds will be used for general corporate purposes.

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

If ON Semiconductor fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to ON Semiconductor. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund ON Semiconductor’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2004. To the extent that results or events differ from ON Semiconductor’s financial projections or business plans, the Company’s liquidity may be adversely impacted.

Note 3:    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to inventories; restructuring charges and pension obligations; future cash flows associated with long-lived assets; and, the fair values of financial instruments. Actual results could differ from these estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Revenue Recognition

The Company recognizes revenue when assembly and test services are completed on inventory consigned in from affiliates and the related products are shipped to the affiliated company. Revenues include the cost of wafers purchased from third-parties and the cost of assembly and test services performed plus a markup based on an intercompany transfer pricing agreement.

Stock-Based Compensation

The Company accounts for employee stock options relating to the common stock of ON Semiconductor in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the years ended December 31, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below (in millions):

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(7.2)	$(2.9)	$(10.2)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.5)	(0.6)	(0.7)

Pro forma net loss	$(7.7)	$(3.5)	$(10.9)

The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under ON Semiconductor’s 2000 Employee Stock Purchase Plan has been estimated at the beginning of each of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2003	2002	2001
Expected life (in years)	5	5	5
Risk-free interest rate	3.09%	4.40%	4.81%
Volatility	0.72	0.70	0.70

Employee Stock Purchase Plan	2003	2002	2001
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	1.08%	1.70%	4.26%
Volatility	0.82	0.70	0.70

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The weighted-average estimated fair value of employee stock options granted during 2003, 2002 and 2001 was $0.94, $1.98 and $3.18 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2003, 2002 and 2001 was $0.61, $0.59 and $1.09, respectively.

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

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records the appropriate liability when the amount is deemed probable and estimable.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Recent Accounting Pronouncements

The Company adopted FASB Interpretation No. 46 (“FIN No. 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires that certain variable interest entities (VIE’s) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The adoption of FIN No. 46 did not impact the Company’s financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities and carried at liquidation value. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. The Company’s adoption of SFAS No. 150 did not impact its financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)”. SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003, except for certain disclosures associated with foreign plans which are required for years ended after June 15, 2004. The Company has included the required disclosures in Note 7 “Employee Benefit Plans”.

Note 4:    Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2003 and 2002 (in millions):

	December 31,
	2003	2002
Property, plant and equipment, net:
Buildings	$46.8	$46.6
Machinery and equipment	244.0	243.9

Total property, plant and equipment	290.8	290.5
Less: Accumulated depreciation	(212.1)	(187.4)

	$78.7	$103.1

Depreciation expense totaled $27.2 million, $31.9 million and $32.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 5:    Notes Payable to Affiliate

In conjunction with the Recapitalization, the Company entered into notes payable with an affiliate totaling $114.4 million. Borrowings under the notes payable bear interest at 9.3% (payable monthly) and are due July 31, 2011. As of December 31, 2003 and 2002, $70.0 million and $89.4 million were outstanding under these notes payable. During 2003 the Company repaid $19.4 million of the note payable, resulting in $70.0 million outstanding at December 31, 2003.

Cash paid for interest was $7.4 million, $8.7 million and $8.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 6:    Income Taxes

The income tax benefit is as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Current	$(0.3)	$(2.6)	$(0.8)
Deferred	(3.4)	1.6	(3.1)

	$(3.7)	$(1.0)	$(3.9)

A reconciliation of the Malaysian statutory income tax rate to the Company’s effective income tax is as follows:

	Year Ended December 31,
	2003	2002	2001
Malaysian statutory rate	(28.0)%	(28.0)%	(28.0)%
Increase (decrease) resulting from:
Reinvestment allowances	—	—	(9.6)
Non-deductible corporate expense allocation	5.7	22.6	3.0
Income taxes of prior years	(4.2)	(35.9)	0.4
Foreign currency remeasurement	0.6	14.0	6.7
Other	(8.0)	1.7	(0.2)

	(33.9)%	(25.6)%	(27.7)%

Deferred tax assets (liabilities) at December 31, 2003 and 2002 are as follows (in millions):

	Year Ended December 31,
	2003	2002
Reserves and accruals	$0.3	$0.3
Property, plant and equipment	0.3	(2.9)
Other	1.7	1.6

Net deferred tax asset (liability)	$2.3	$(1.0)

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

For the year ended December 31, 2003, income tax refunds totaling $1.1 million were received. Cash paid for income taxes was $0.8 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively.

Long-term income tax receivables totaled $9.7 million and $10.4 million at December 31, 2003 and 2002, respectively, relating to tax credits due to the Company under Section 110 of the Malaysian income tax system.

Note 7:    Employee Benefit Plans

The Company has a noncontributory pension plan that covers most employees. The benefit formula is dependent upon employee earnings and years of service. The Company’s policy is to fund the plan in accordance with the requirements and regulations of Malaysian labor laws. Benefits under the pension plan are valued using the projected unit credit method. The Company contributes to the pension plan to the extent necessary to pay plan benefits.

In 2003, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations. Historically, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. The Company no longer defers actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared with a measurement date of December 31. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred. This change did not have a material impact on the Company.

	December 31,
	2003	2002	2001
Service cost	$0.4	$0.4	$0.5
Interest cost	0.3	0.2	0.3
Translation loss	0.1	—	—
Curtailment gain	—	—	(0.3)

Total net periodic pension cost	$0.8	$0.6	$0.5

Weighted average assumption
Discount rate	5.50%	5.50%	7.00%
Rate of compensation increase	5.50%	5.50%	7.00%

	December 31,
	2003	2002
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$4.6	$4.1
Service cost	0.4	0.4
Interest cost	0.3	0.2
Actuarial (gain) or loss	(0.1)	0.2
Benefits paid	(0.2)	(0.3)

Projected benefit obligation at the end of the year	$5.0	$4.6

Accumulated benefit obligation at the end of the year	$4.5	$4.1

Change in plan assets
Fair value of plan assets at the beginning of the year	$—	$—
Benefits paid	(0.2)	(0.3)
Employer contributions	0.2	0.3

Fair value of plan assets at the end of the year	$—	$—

Net amount recognized
Funded status	$(5.0)	$(4.6)
Unrecognized net (gain) or loss	—	0.2

Net amount recognized	$(5.0)	$(4.4)

Amounts recognized in the statement of financial position:
Other long-term liabilities	$(5.0)	$(4.4)

Weighted average assumptions at the end of the year
Discount rate	5.50%	5.50%
Rate of compensation increase	5.50%	5.50%

Note 8:    Foreign Currency Exchange Contracts

The Company’s foreign currency exposures are included in ON Semiconductor’s worldwide foreign currency exposure management program. ON Semiconductor aggregates the forecasted foreign currency exposures for each of its subsidiaries on a monthly basis and enters into forward currency contracts in order to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s net foreign currency transaction losses included in the accompanying consolidated statement of operations for the years ended December 31, 2003, 2002 and 2001 are $0.8 million, $0.0 million and $0.2 million, respectively.

Note 9:    Fair Value of Financial Instruments

The Company uses the following methods to estimate the fair values of its financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short-term maturities of such instruments.

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Notes Payable to Affiliates

Due to the related party nature of the notes payable to affiliates, it was not practicable to estimate their fair values due to the inability to obtain quoted market prices or determine current market rate for similar instruments. At December 31, 2003 and 2002, the carrying values of the notes payable to affiliates were $70.0 million and $89.4 million, respectively.

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

Common Stock Collateral Pledge

On May 6, 2002, ON Semiconductor and SCI LLC (collectively, the “Issuers”) issued $300 million principal amount of second lien notes due in 2008. The notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by ON Semiconductor’s domestic restricted subsidiaries that are guarantors under its senior subordinated notes. In addition, the notes and guarantees are secured on a second priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its foreign subsidiaries, which includes the Company and certain of its affiliates, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

On March 3, 2003, the Issuers issued $200.0 million principal amount of first-lien senior secured notes due 2010. The notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor (other than SCI LLC). The notes and guarantees are secured on a first-priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its foreign subsidiaries, which includes the Company and certain of its affiliates, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

Note 11:    Restructuring, Asset Impairments and Other, Net

June 2003

In June of 2003, the Company recorded a non-cash asset impairment charge totaling $4.2 million. The charge included $3.3 million associated with the assembly and test production line which was written down to fair value based on its future discounted cash flows. Additionally, the Company identified certain machinery and equipment that would no longer be utilized and recorded a charge of $0.9 million to write-down the remaining carrying value of these assets to their net realizable value.

June 2001

In June 2001, the Company recorded charges totaling $5.9 million for costs associated with its restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The planned discontinuation of certain manufacturing activities triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges totaling $0.9 million. This charge included $0.9 million related to the Seremban assembly and test facility.

The June 2001 charge also included $0.6 million to cover certain exit costs relating facility closure. All facility closure activities were completed and the Company released the remaining $0.2 million reserve to income during the third quarter of 2002.

March 2001

In March 2001, the Company recorded charges totaling $3.5 to cover employee separation costs associated with the termination of approximately 350 employees. The employee separation costs reflected further reductions in manufacturing, general and administrative staffing levels in Malaysia. All impacted employees were terminated under this restructuring program.

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

Information with respect to the activity of the stock option plans as it relates to the employees of the Company is as follows (in millions, except per share data):

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	0.7	$6.12	0.6	$6.94	0.5	$8.00
Grants	0.2	1.47	0.2	3.24	0.2	5.14
Exercises	(0.1)	1.69	—	—	—	—
Cancellations	(0.1)	5.76	(0.1)	5.38	(0.1)	12.08

Outstanding at end of year	0.7	$5.24	0.7	$6.12	0.6	$6.94

Exercisable at end of year	0.3	$7.88	0.3	$8.17	0.1	$1.57

Weighted average fair value of options granted during the period		$0.94		$1.98		$3.18

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

SCG MALAYSIA HOLDINGS SDN. BHD.

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following tables summarize options outstanding and options exercisable at December 31, 2003:

	Outstanding Options
Range of Exercise Prices	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$ 1.25-$ 1.50	0.3	7.80	$1.35
$ 2.71-$ 4.26	0.2	8.04	3.33
$ 5.23-$ 6.95	0.1	7.33	6.16
$13.06-$16.00	0.1	6.33	15.99

Totals	0.7		5.24

	Exercisable Options
Range of Exercise Prices	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$ 1.25-$ 1.50	0.1	5.69	$1.50
$ 2.71-$ 4.26	0.1	7.90	3.43
$ 5.23-$ 6.95	—	7.16	6.14
$13.06-$16.00	0.1	6.33	15.99

Totals	0.3		7.88

These options will expire if not exercised at specific dates through December 2013.

Eligible employees also participate in ON Semiconductor’s 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of ON Semiconductor common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. During each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2003, 2002 and 2001, employees purchased approximately 117,000, 185,000 and 89,000 shares under the plan, respectively.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of

ON Semiconductor Corporation)

FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and for

the Years Ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder

of SCG Philippines, Incorporated

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SCG Philippines, Incorporated (an indirect wholly-owned subsidiary of ON Semiconductor Corporation) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has extensive transactions and relationships with ON Semiconductor Corporation and its affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

February 2, 2004, except for

the third paragraph of Note 2 for

which the date is February 9, 2004

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

BALANCE SHEET

	December 31,
	2003	2002
	(in millions)
ASSETS
Cash and cash equivalents	$3.0	$4.6
Other current assets	1.5	2.4
Due from affiliates	15.0	7.0

Total current assets	19.5	14.0
Property, plant and equipment, net	24.8	31.0
Income taxes receivable	0.5	—
Other assets	0.3	0.3

Total assets	$45.1	$45.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$3.0	$2.6
Accrued expenses	0.5	0.5
Due to affiliates	0.1	0.2
Income taxes payable	—	0.4
Deferred income taxes	0.2	—

Total current liabilities	3.8	3.7
Other long-term liabilities	0.3	0.2
Deferred income taxes	0.4	0.6

Total liabilities	4.5	4.5

Commitments and contingencies (See Note 10)	—	—

Common stock	69.1	68.2
Accumulated deficit	(28.5)	(27.4)

Total stockholder’s equity	40.6	40.8

Total liabilities and stockholder’s equity	$45.1	$45.3

The accompanying notes are an integral part of these financial statements.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

STATEMENT OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Sales to affilates	$31.7	$34.1	$32.4
Cost of sales to affiliates	29.1	31.0	28.0

Gross profit	2.6	3.1	4.4

Operating expenses:
General and administrative	2.6	2.7	3.3
Restructuring, asset impairments and other, net	0.1	2.3	2.1

Total operating expenses	2.7	5.0	5.4

Operating loss	(0.1)	(1.9)	(1.0)
Interest income	—	0.1	—

Loss before income taxes	(0.1)	(1.8)	(1.0)
Income tax benefit (provision)	(1.0)	(1.4)	1.0

Net loss	$(1.1)	$(3.2)	$(0.0)

The accompanying notes are an integral part of these financial statements.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock	Accumulated Deficit	Total
	(in millions)
Balance at December 31, 2000	66.3	2.4	68.7

Contributed services by Parent	1.1	—	1.1
Dividends paid	—	(20.6)	(20.6)
Comprehensive loss:
Net loss	—	—	—

Balance at December 31, 2001	67.4	(18.2)	49.2

Contributed services by Parent	0.8	—	0.8
Dividends paid	—	(6.0)	(6.0)
Comprehensive loss:
Net loss	—	(3.2)	(3.2)

Balance at December 31, 2002	68.2	(27.4)	40.8

Contributed services by Parent	0.9	—	0.9
Comprehensive loss:
Net loss	—	(1.1)	(1.1)

Balance at December 31, 2003	69.1	(28.5)	40.6

The accompanying notes are an integral part of these financial statements.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Cash flows from operating activities:
Net loss	$(1.1)	$(3.2)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7.2	10.0	10.9
Write-off of receivable from Motorola	—	2.3	—
Non-cash impairment write-down of property, plant and equipment	0.1	—	0.6
Non-cash support costs provided by Parent	0.9	0.8	1.1
Deferred income taxes	—	—	(1.0)
Other	0.4	(0.6)	1.0
Changes in assets and liabilities:
Income taxes receivable	(0.5)	0.4	(0.4)
Other assets	—	2.8	(0.4)
Due from affiliates	(8.0)	(4.1)	(2.8)
Accounts payable	0.4	(0.3)	(1.4)
Accrued expenses	—	0.2	(1.6)
Due to affiliates	(0.1)	(0.1)	0.2
Income taxes payable	(0.4)	0.4	—
Other long-term liabilities	0.1	0.1	0.1

Net cash provided by (used in) operating activities	(1.0)	8.7	6.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.6)	(1.6)	(1.5)

Net cash used in investing activities	(0.6)	(1.6)	(1.5)

Cash flows from financing activities:
Payment of dividends	—	(6.0)	(20.6)

Net cash used in financing activities	—	(6.0)	(20.6)

Net increase (decrease) in cash and cash equivalents	(1.6)	1.1	(15.8)
Cash and cash equivalents, beginning of period	4.6	3.5	19.3

Cash and cash equivalents, end of period	$3.0	$4.6	$3.5

The accompanying notes are an integral part of these financial statements.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

SCG Philippines, Incorporated (the “Company”) is a wholly-owned subsidiary of Semiconductor Components Industries, LLC (“SCI LLC” or “Parent”), which is a wholly-owned subsidiary of ON Semiconductor Corporation (“ON Semiconductor”). The Company is located in Carmona, Philippines and is engaged in the manufacture of semiconductor products. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., ON Semiconductor was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “Recapitalization”). ON Semiconductor continues to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. The Company’s common stock consists of 3,000,000 authorized shares, 2,250,000 shares of which were issued to SCI LLC in connection with the Recapitalization and remain outstanding.

SCI LLC incurs certain manufacturing and information technology support costs that directly benefit its various manufacturing affiliates including the Company. Although such costs are not recorded in the Company’s local statutory accounts and are not deductible for local tax purposes, they have been allocated to the Company and reflected in the accompanying financial statements as cost of sales with an offsetting capital contribution from SCI LLC. The allocations utilized in arriving at the amounts reflected in the accompanying financial statements are based on assumptions that management believes are reasonable in the circumstances; however, such allocations are not necessarily indicative of the costs that would have been incurred by the Company had it operated as a stand-alone entity.

Note 2:    Liquidity

During the year ended December 31, 2003, ON Semiconductor incurred a net loss of $166.7 million compared to net losses of $141.9 and $831.4 million in 2002 and 2001, respectively. ON Semiconductor’s net results included restructuring, asset impairments and other, net of $61.2 million, $27.7 million and $150.4 million in 2003, 2002 and 2001, respectively, as well as interest expense of $151.1 million $152.5 million and $143.6 million, respectively. ON Semiconductor’s operating activities provided cash of $45.7 in 2003 and $46.4 million in 2002 and used cash of $116.4 million in 2001.

At December 31, 2003, ON Semiconductor had $186.6 million in cash and cash equivalents, net working capital of $212.5 million, term or revolving debt of $1,302.9 million and a stockholders’ deficit of $644.6 million. ON Semiconductor’s long-term debt includes $320.1 million under its senior bank facilities; $191.6 million (net of discount) of its 13% senior secured notes due 2010; $292.6 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $139.9 million under a 10% junior subordinated note payable to Motorola due 2011; $48.0 million under a loan facility with a Chinese bank due 2013; $24.3 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank due 2006; and $6.4 million under a capital lease obligations. ON Semiconductor was in compliance with all of the covenants contained in its various debt agreements at December 31, 2003 and expects to remain in compliance over the next twelve months.

On February 9, 2004, ON Semiconductor completed a public offering of common stock resulting in net proceeds of $226.7 million. The net proceeds are expected to be used to redeem $70.0 million principal amount of ON Semiconductor’s 13% senior secured notes due 2010 and $105.0 million principal amount of the 12% senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds will be used by ON Semiconductor for general corporate purposes.

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

If ON Semiconductor fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to ON Semiconductor. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund ON Semiconductor’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2004. To the extent that results or events differ from ON Semiconductor’s financial projections and business plans, the Company’s liquidity may be adversely impacted.

Note 3:    Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables; restructuring charges and pension obligations; and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of such instruments.

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

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenue Recognition

The Company recognizes revenue when assembly and test services are completed on inventory consigned in from affiliates and the related products are shipped to the affiliated company. Revenues include the cost of assembly and test services performed plus a markup based on an intercompany transfer pricing agreement.

Stock-Based Compensation

The Company accounts for employee stock options relating to the common stock of ON Semiconductor in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) and provides the pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”. The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for 2003, 2002, and 2001 would have been increased to the pro forma amounts indicated below (in millions):

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(1.1)	$(3.2)	$(0.0)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.3)	(0.3)	(0.2)

Pro forma net loss	$(1.4)	$(3.5)	$(0.2)

The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of each of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2003	2002	2001
Expected life (in years)	5	5	5
Risk-free interest rate	3.11%	4.35%	4.93%
Volatility	0.89	0.70	0.70

Employee Stock Purchase Plan	2003	2002	2001
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	1.09%	1.68%	4.26%
Volatility	0.80	0.70	0.70

The weighted-average estimated fair value of employee stock options granted during 2003, 2002 and 2001 was $2.73, $1.94 and $3.26 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under ON Semiconductor’s 2000 Employee Stock Purchase Plan during 2003, 2002 and 2001 was $0.58, $0.51 and $1.11 per share, respectively.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Defined Benefit Plan

The Company has a defined benefit pension plan that covers most of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgement, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of the pension plan.

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

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

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

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities and carried at liquidation value. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. The Company’s adoption of SFAS No. 150 did not impact its financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The Company’s adoption of FIN No. 46 did not impact its financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)”. SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003 and has included the required disclosures in Note 7 “Employee Benefit Plans”.

Note 4:    Restructuring, Asset Impairments and Other, net

June 2003

In June 2003, the Company identified certain machinery and equipment that would no longer be utilized and recorded a charge of $0.1 million to write-down the remaining carrying value of these assets to their net realizable value.

June 2002

During the second quarter of 2002, ON Semiconductor and Motorola reached a settlement of various contractual issues in exchange for a cash payment from Motorola of $10.6 million which resulted in a related gain to ON Semiconductor of $12.4 million. Because the majority of the contractual issues were between SCI LLC and Motorola, the related gain was recorded entirely on the books of SCI LLC. As a part of the settlement included forgiveness of a receivable due from Motorola, the Company recorded a $2.3 million write-off, which is included in restructuring, asset impairments and other, net in the statement of operations for the year ended December 31, 2002.

June 2001

In June 2001, the Company recorded charges totaling $0.6 million to cover employee separation costs associated with the termination of approximately 30 employees. All impacted employees were terminated and the Company released the remaining $0.3 million reserve to income during the fourth quarter of 2001 as the actual severance costs were less than originally estimated.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

March 2001

In March 2001, the Company recorded charges totaling $1.8 million for costs associated with a restructuring program. The charges included $1.2 million to cover employee separation costs associated with the termination of approximately 100 employees as well as $0.6 million to write off equipment that could no longer be utilized.

The employee separation costs reflected reductions in the Company’s manufacturing, general and administrative staffing levels. All impacted employees have been terminated under this restructuring program.

Note 5:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2003	2002
Other current assets:
Value added tax receivable	$0.7	$1.3
Other	0.8	1.1

	$1.5	$2.4

Property, plant and equipment, net:
Buildings	$27.0	$27.0
Machinery and equipment	59.5	65.7

Total property, plant and equipment	86.5	92.7
Less: Accumulated depreciation	(61.7)	(61.7)

	$24.8	$31.0

Accrued expenses:
Current portion of pension liability	$0.2	$0.2
Accrued payroll	0.3	0.2
Other	—	0.1

	$0.5	$0.5

Depreciation expense for property, plant and equipment totaled $6.3 million, $10.0 million and $10.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 6:    Income Taxes

The income tax provision (benefit) is as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Current	$1.0	$1.5	$0.1
Deferred	—	(0.1)	(1.1)

	$1.0	$1.4	$(1.0)

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the Philippines statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Philippines federal statutory rate	(32.0)%	(32.0)%	(32.0)%
Increase (decrease) resulting from:
Tax holiday	—	—	(33.1)
Foreign currency remeasurement	750.7	98.9	72.9
Non-deductible corporate allocation	288.0	14.2	28.3
Prior year taxes	—	—	(125.4)
Other	(6.7)	(1.9)	(6.3)

	1,000.0%	79.2%	(95.6)%

Deferred tax assets (liabilities) are as follows (in millions):

	Year Ended December 31,
	2003	2002
Unrealized foreign exchange gains	$—	$(0.1)
Reserves and accruals	—	0.3
Depreciation	(0.8)	(1.0)
Other	0.2	0.2

Net deferred tax liability	$(0.6)	$(0.6)

Cash paid for income taxes was $1.9 million, $0.6 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company files income tax returns with the taxing authorities in the various jurisdictions in which it operates. Certain of these income tax returns remain subject to audit by the local tax authorities. Management believes that the resolution of any issues raised by such taxing authorities, including application of any related determinations to subsequent open years, will not have an adverse effect on the Company’s financial condition, results of operations and cash flows.

Note 7:    Employee Benefit Plan

Defined Benefit Plan

The Company has a pension plan that covers most employees. The benefit formula is dependent upon employee years of service. The Company’s policy is to fund the plan in accordance with the requirements and regulations of Philippine labor laws. Benefits under this pension plan are valued using the projected unit credit cost method. The Company expects to contribute $0.2 million to the pension plan in 2004 based on its current assessment of the economic environment.

In 2003, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations. Historically, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. The Company no longer defers actuarial gains or losses but will recognize such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared with a measurement date of December 31. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred. This change did not have a material impact on the Company.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a summary of the status of the Company’s pension plan and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2003	2002	2001
Service cost	$0.2	$0.2	$0.2
Interest cost	0.2	0.3	0.3
Expected return on plan assets	(0.1)	(0.2)	(0.2)
Amortization of prior service cost	—	0.1	—

Total net periodic pension cost	$0.3	$0.4	$0.3

Weighted average assumption
Discount rate	11.00%	12.00%	12.00%
Expected return on plan assets	10.00%	12.00%	12.00%
Rate of compensation increase	9.00%	10.00%	10.00%

	December 31,
	2003	2002
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$2.2	$2.0
Service cost	0.2	0.2
Interest cost	0.2	0.3
Actuarial gain	—	(0.1)
Benefits paid	—	(0.1)
Translation gain	—	(0.1)

Projected benefit obligation at the end of the year	2.6	2.2

Accumulated benefit obligation at the end of the year	1.0	0.7

Change in plan assets
Fair value of plan assets at the beginning of the year	$1.4	$1.2
Actual return on plan assets	0.2	0.1
Benefits paid	—	(0.1)
Employer contributions	0.2	0.3
Translation gain	—	(0.1)

Fair value of plan assets at the end of the year	1.8	1.4

Net amount recognized
Funded status	(0.8)	(0.8)
Unrecognized prior service cost	0.3	0.4

Net amount recognized	(0.5)	(0.4)

Amounts recognized in the statement of financial position
Accrued benefit liability	(0.2)	(0.2)
Other long-term liabilities	(0.3)	(0.2)

Net amount recognized	(0.5)	(0.4)

Weighted average assumptions at the end of the year
Discount rate	10.00%	11.00%
Rate of compensation increase	8.00%	9.00%

Note 8:    Foreign Currency Exchange Contracts

The Company’s foreign currency exposures are included in ON Semiconductor’s worldwide foreign currency exposure management program. ON Semiconductor aggregates the forecasted foreign currency exposures for each of its subsidiaries on a monthly basis and enters into forward currency contracts in order to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s net foreign currency transaction losses included in the accompanying statement of operations for the years ended December 31, 2003, 2002 and 2001 are $0.1 million, $0.0 million and $0.4 million, respectively.

Note 9:    Stock Options

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

Information with respect to the activity of the stock option plans as it relates to the employees of the Company is as follows (in millions, except per share data):

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	0.4	$6.15	0.3	$7.26	0.2	$9.04
Grants	0.2	3.69	0.1	3.17	0.1	5.27
Exercises	—	1.65	—	—	—	—
Cancellations	(0.1)	4.47	—	—	—	—

Outstanding at end of year	0.5	$5.70	0.4	$6.15	0.3	$7.26

Exercisable at end of year	0.1	$9.62	0.1	$8.13	0.1	$5.06

Weighted average fair value of options granted during the period		$2.73		$1.94		$3.26

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following tables summarize options outstanding and options exercisable at December 31, 2003:

	Outstanding Options
	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.25-$2.71	0.1	8.78	$1.30
$3.22-$6.95	0.3	8.69	4.74
$13.063-$16.00	0.1	6.40	15.41

Totals	0.5		5.70

	Exercisable Options
	Number Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.25-$2.71	—	5.80	$1.55
$3.22-$6.95	—	7.52	4.64
$13.063-$16.00	0.1	6.41	15.38

Totals	0.1		9.62

These options will expire if not exercised at specific dates through November 2013.

2000 Employee Stock Purchase Plan

Eligible employees also participate in ON Semiconductor’s 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s full-time employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of ON Semiconductor common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. During each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2003, 2002 and 2001, employees purchased approximately 11,000, 13,000 and 11,300 shares under the plan, respectively.

SCG PHILIPPINES, INCORPORATED

(An Indirect Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 10:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2003 (in millions):

Year ending December 31, 2003:
2004	$0.5
2005	0.3
2006	0.1

$0.9

Legal Matters

ON Semiconductor is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on ON Semiconductor’s financial condition, results of operations or cash flows.

Common Stock Collateral Pledge

On May 6, 2002, ON Semiconductor and SCI LLC (collectively, the “Issuers”) issued $300 million principal amount of second lien notes due 2008. The notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by ON Semiconductor’s domestic restricted subsidiaries that are guarantors under its senior subordinated notes. In addition, the notes and guarantees are secured on a second priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its first-tier foreign subsidiaries, including the Company, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

On March 3, 2003, the Issuers issued $200.0 million principal amount of first-lien senior secured notes due 2010. The notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor (other than SCI LLC). The notes and guarantees are secured on a first-priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries, 65% of the capital stock or other equity interests of its first-tier foreign subsidiaries, including the Company, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of

ON Semiconductor Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and for

the Years Ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder

of SCG (China) Holding Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SCG (China) Holding Corporation and subsidiary (a wholly-owned subsidiary of ON Semiconductor Corporation) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has extensive transactions and relationships with ON Semiconductor Corporation and its affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 2, 2004, except for the
third paragraph of Note 2 for which
the date is February 9, 2004

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
	(in millions)
ASSETS
Cash and cash equivalents	$4.9	$8.0
Receivables	4.2	3.4
Inventories	4.3	3.5
Other current assets	1.8	3.1
Due from affiliates	21.7	0.3

Total current assets	36.9	18.3
Property, plant and equipment, net	119.2	131.2

Total assets	$156.1	$149.5

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER’S EQUITY
Accounts payable	$11.3	$6.9
Accrued expenses	1.1	0.8
Due to affiliates	9.2	—
Current portion of long-term debt	4.8	10.5

Total current liabilities	26.4	18.2
Notes payable to affiliate	—	63.3
Long-term debt	63.2	9.5

Total liabilities	89.6	91.0

Commitments and contingencies ( See Note 7 )	—	—

Minority interest in consolidated subsidiary	26.0	22.8

Common stock ($0.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	24.2	24.2
Retained earnings	16.3	11.5

Total stockholder’s equity	40.5	35.7

Total liabilities, minority interest and stockholder’s equity	$156.1	$149.5

The accompanying notes are an integral part of these financial statements.

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Revenues:
External revenues	$8.2	9.2	8.7
Revenues from affiliates	116.6	$88.8	$52.0

Total revenues	124.8	98.0	60.7

Cost of sales	112.8	85.4	47.7

Gross profit	12.0	12.6	13.0

Operating expenses:
General and administrative	0.4	0.3	0.3

Total operating expenses	0.4	0.3	0.3

Operating income	11.6	12.3	12.7

Interest expense	(2.7)	(4.3)	(6.1)
Other income	—	0.5	—

Other expenses, net	(2.7)	(3.8)	(6.1)

Income before income taxes and minority interest	8.9	8.5	6.6
Income tax provision	(0.9)	(0.9)	(0.1)
Minority interest	(3.2)	(2.8)	(2.5)

Net income	4.8	4.8	4.0

The accompanying notes are an integral part of these financial statements.

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
	(in millions)

Balance at December 31, 2000	$—	$24.2	$3.0	$27.2

Comprehensive income
Net income	—	—	4.0	4.0

Balance at December 31, 2001	—	24.2	7.0	31.2

Dividends paid	—	—	(0.3)	(0.3)
Comprehensive income
Net income	—	—	4.8	4.8

Balance at December 31, 2002	—	24.2	11.5	35.7

Comprehensive income
Net income	—	—	4.8	4.8

Balance at December 31, 2003	$—	$24.2	$16.3	$40.5

The accompanying notes are an integral part of these financial statements.

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Cash flows from operating activities:
Net income	$4.8	$4.8	$4.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.7	14.6	11.3
Minority interest	3.2	2.8	2.5
Other	0.1	—	—
Changes in assets and liabilities:
Receivables	(0.8)	(0.3)	(0.5)
Inventories	(0.8)	(1.6)	(0.1)
Other assets	0.2	(2.2)	(1.6)
Due from affiliates	(21.4)	(0.3)	7.3
Accounts payable	4.4	2.7	(6.6)
Accrued expenses	0.3	0.3	(0.1)
Due to affiliates	9.2	(4.7)	4.7

Net cash provided by operating activities	15.9	16.1	20.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.7)	(14.0)	(31.1)

Net cash used in investing activities	(3.7)	(14.0)	(31.1)

Cash flows from financing activities:
Proceeds from debt issuance	48.0	—	9.5
Proceeds from intercompany long term debt	—	—	5.0
Repayment of intercompany long term debt	(63.3)	—	—
Dividend to Parent	—	(0.3)	—

Net cash provided by (used in) financing activities	(15.3)	(0.3)	14.5

Net increase (decrease) in cash and cash equivalents	(3.1)	1.8	4.3
Cash and cash equivalents, beginning of period	8.0	6.2	1.9

Cash and cash equivalents, end of period	$4.9	$8.0	$6.2

Cash paid for:
Interest	$2.7	$4.3	$6.0
Income taxes	0.2	1.3	—

The accompanying notes are an integral part of these financial statements.

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

SCG (China) Holding Corporation (the “Company”) is a wholly-owned subsidiary of ON Semiconductor Corporation (“ON Semiconductor” or “Parent”). The Company’s primary asset is its majority ownership in Leshan-Phoenix Semiconductor Company Limited (“Leshan”), a joint venture with Leshan Radio Company, Ltd., (“LRC”) located in Leshan, China that is engaged in the manufacture of semiconductor products. Leshan purchases die from ON Semiconductor as well as third parties, converts such die into semiconductor products and the sells such products to ON Semiconductor and LRC.Pursuant to the related agreement, requests for production capacity are made to the board of directors of Leshan by ON Semiconductor and LRC. These requests represent purchase commitments of ON Semiconductor and LRC; however, each may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity), in lieu of the commitment. ON Semiconductor committed to purchase 82%, 85% and 81% of Leshan’s production capacity in 2003, 2002 and 2001, respectively, and is currently committed to purchase 86% of expected 2004 production. In 2003, 2002 and 2001, ON Semiconductor purchased 90%, 76% and 43%, respectively, of Leshan’s production. Because ON Semiconductor purchased less than it’s committed amounts in certain months in 2003, 2002 and 2001, it incurred $0.5 million, $1.5 million and $6.4 million in underutilization charges, respectively. ON Semiconductor and LRC have guaranteed Leshan a fixed return on equity (15% in 2003, 2002 and 2001) and its related sales prices have been determined accordingly.

Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., ON Semiconductor was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “Recapitalization”). ON Semiconductor continues to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. The Company was capitalized by the issuance of 1,000 shares of common stock to ON Semiconductor in connection with the Recapitalization.

In the second quarter of 2003, the Company adopted FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires that certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46 The Company determined that its investment in Leshan meets the definition of a VIE and that the Company (through its relationship with ON Semiconductor) is the primary beneficiary; therefore, the investment in Leshan is consolidated in accordance with FIN No. 46. The Company had previously accounted for its investment in Leshan using the equity method. While consolidation of the its investment in Leshan did not impact the Company’s net income (loss) or stockholders’ equity (deficit), financial information of prior periods has been revised for comparative purposes as allowed by FIN No. 46.

Note 2:    Liquidity

During the year ended December 31, 2003, ON Semiconductor incurred a net loss of $166.7 million compared to net losses of $141.9 and $831.4 million in 2002 and 2001, respectively. ON Semiconductor’s net results included restructuring, asset impairments and other, net of $61.2 million, $27.7 million and $150.4 million in 2003, 2002 and 2001, respectively, as well as interest expense of $151.1 million, $152.5 million and $143.6 million, respectively. ON Semiconductor’s operating activities provided cash of $45.7 in 2003 and $46.4 million in 2002 and used cash of $116.4 million in 2001.

At December 31, 2003, ON Semiconductor had $186.6 million in cash and cash equivalents, net working capital of $212.5 million, term or revolving debt of $1,302.9 million and a stockholders’ deficit of $644.6 million. ON Semiconductor’s long-term debt includes $320.1 million under its senior bank facilities; $191.6

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

million (net of discount) of its 13% senior secured notes due 2010; $292.6 million (net of discount) of its 12% senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $139.9 million under a 10% junior subordinated note payable to Motorola due 2011; $48.0 million under a loan facility with a Chinese bank due 2013; $24.3 million under a note payable to a Japanese bank due 2010; $20.0 million under a loan facility with a Chinese bank due 2006; and $6.4 million under a capital lease obligations. ON Semiconductor was in compliance with all of the covenants contained in its various debt agreements at December 31, 2003 and expects to remain in compliance over the next twelve months.

On February 9, 2004, ON Semiconductor completed a public offering of common stock resulting in net proceeds of $226.7 million. The net proceeds are expected to be used to redeem $70.0 million principal amount of the Company’s 13% senior secured notes due 2010 and $105.0 million principal amount of the 12% senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds will be used for general corporate purposes.

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

If ON Semiconductor fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to ON Semiconductor. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund ON Semiconductor’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2004. To the extent that results or events differ from ON Semiconductor’s financial projections and business plans, the Company’s liquidity may be adversely impacted.

Note 3:    Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables and inventories; future cash flows associated with long-lived assets; and, the fair values of financial instruments. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of such instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-40 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods.

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Revenue Recognition

The Company recognizes revenue when semiconductor products are shipped to affiliated companies or third parties. Revenues from affiliates include the cost of raw materials and assembly and test services performed plus a markup based on an intercompany transfer pricing agreement.

Stock-Based Compensation

The Company accounts for employee stock options relating to the common stock of ON Semiconductor in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related pronouncements (“APB 25”) and provides the pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”. The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income for 2003 and 2002 would not have been materially different from the net income reported.

The fair value of each option grant has been estimated at the date of grant using a Black-Scholes option-pricing model with weighted-average assumptions of a 5 year expected life in both 2003 and 2002, 3.14% and 4.40% risk-free interest rate and 1.01 and 0.7 volatility in 2003 and 2002, respectively.

Certain employees of the Company participate in ON Semiconductor stock option plans. During 2003, there were 4,000 options granted to such employees with a weighted average fair value of $3.98. As of December 31, 2003, there were 27,135 shares of options outstanding of which 5,844 were exerciseable. There were no stock option grants in 2001. Generally, the options granted under these plans vest over a period of four years. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability).

The weighted-average estimated fair value of employee stock options granted during 2003 and 2002 was $3.98 and $1.97 per share, respectively.

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer that must be classified as liabilities and carried at liquidation value. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. Equity securities of consolidated entities that meet the definition of a mandatorily redeemable security by virtue of having a finite life (“mandatorily redeemable minority interests”) are included in the scope of SFAS

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

No. 150. The minority interest associated with the Company’s investment in Leshan is a mandatorily redeemable minority interest within the scope of SFAS No. 150 by virtue of Leshan’s finite life of 50 years as specified in its organizational documents. In November 2003, the FASB issued Staff Position No. 150-3 which deferred the measurement and classification provisions of SFAS No. 150 relating to Leshan pending further action by the FASB. The Company is required to disclose the liquidation value of the Leshan minority interest which the Company believes approximates the related carrying value of $26.0 million as of December 31, 2003. The Company’s adoption of the other provisions of SFAS No. 150 in 2003 did not impact its financial condition or results of operations.

Note 4:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2003	2002
Inventories
Work-in-process	$4.2	$3.5
Finished goods	0.1	—

	$4.3	$3.5

Other current assets:
Value added tax receivable	$0.5	$2.2
Other	1.3	0.9

	$1.8	$3.1

Property, plant and equipment, net:
Land	$3.3	$3.3
Buildings	24.7	23.9
Machinery and equipment	148.2	145.6

Total property, plant and equipment	176.2	172.8
Less: Accumulated depreciation	(57.0)	(41.6)

	$119.2	$131.2

Depreciation expense related to property, plant and equipment totaled $15.6 million, $13.8 million and $10.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 5:    Income Taxes

Geographic source of income (loss) before income taxes and minority interest are as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
United States	$—	$0.6	$—
Foreign	8.9	7.9	6.6

	$8.9	$8.5	$6.6

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The provision (benefit) for income taxes is as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Current	$0.9	$0.9	$0.1
Deferred	—	—	—

	$0.9	$0.9	$0.1

A reconciliation of the China statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
U.S federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Foreign rate differential	(25.0)	(25.0)	(25.0)
Other	0.1	0.6	(8.5)

	10.1%	10.6%	1.5%

Income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries (approximately $35.7 million at December 31, 2003) over which it has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to any of the Company’s subsidiaries, or if the Company sells its investment in such subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign tax withholdings of $7.3 million. Cash paid for income taxes was $0.2 million, $1.3 million and $0.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company files income tax returns with the taxing authorities in the various jurisdictions in which it operates. Certain of these income tax returns remain subject to audit by the local tax authorities. Management believes that the resolution of any issues raised by such taxing authorities, including application of any related determinations to subsequent open years, will not have an adverse effect on the Company’s financial condition or results of operations.

Note 6:    Long Term Debt

In connection with the Recapitalization described in Note 1, ON Semiconductor loaned the Company $28.3 million, at an interest rate of 3.5%, to refinance third-party non-recourse loans. During 2001 and 2000, ON Semiconductor loaned the Company an additional $5.0 million and $30.0 million, respectively, to finance facility expansion. The loan of $63.3 was fully repaid by the Company in 2003.

The Company’s long-term debt includes a $20.0 million loan facility from a Chinese bank. Aggregate loans under this facility, which was entered into in November 2000, are comprised of $16 million of borrowings denominated in U.S. dollars and $4 million of borrowings denominated in Chinese Renminbi (based on year-end exchange rates). Interest on these loans is payable quarterly and accrues at a variable rate based on published market rates in China for six-year term loans. During the fourth quarter of 2003, the Company exercised its

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ability to extend the maturity of this loan for three years under the same terms and conditions, thereby extending scheduled principal payments to $10.5 million due in the fourth quarter of 2006 and $9.5 million due in the first quarter of 2007. The effective interest rate for loan denominated in U.S dollars is 2.63% and 2.94% at December 31, 2003 and December 31, 2002, respectively. The effective interest rate for loan denominated in Chinese Renminbi is 5.06% and 5.76% at December 31, 2003 and December 31, 2002, respectively.

The Company’s long-term debt also includes a $48.0 million loan facility from another Chinese Bank. The loan facility was entered into in the fourth quarter of 2003 and is comprised of two $24.0 million tranches. The first tranche has a 10-year term with a maturity in December 2013; the second tranche has a three year term with scheduled principal payments through December 2006 extendible for an additional three years under certain circumstances. Each tranche bears interest at a rate of LIBOR plus 1.5% per annum, payable quarterly. The effective interest rate is 2.72% at December 31, 2003.

Note 7:    Commitment and Contingencies

Legal Matters

ON Semiconductor is currently involved in a variety of legal matters that arose in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on ON Semiconductor’s financial condition, results of operations or cash flows.

Common Stock Collateral Pledge

On May 6, 2002, ON Semiconductor and Semiconductor Components Industries, LLC (“SCI LLC”) (collectively, the “Issuers”) issued $300 million principal amount of second lien notes due 2008. The notes are jointly and severally, fully and unconditionally guaranteed on a senior basis by ON Semiconductor’s domestic restricted subsidiaries that are guarantors under its senior subordinated notes. In addition, the notes and guarantees are secured on a second priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries including the Company, 65% of the capital stock or other equity interests of its first-tier foreign subsidiaries and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

On March 3, 2003, the Issuers issued $200.0 million principal amount of first-lien senior secured notes due 2010 (the “First-Lien Notes”) . The notes are fully and unconditionally guaranteed on a joint and several basis by each of the domestic subsidiaries of ON Semiconductor (other than SCI LLC). In addition, the notes and guarantees are secured on a first-priority basis by the capital stock or other equity interests of ON Semiconductor’s domestic subsidiaries including the Company, 65% of the capital stock or other equity interests of its first-tier foreign subsidiaries including the Company, and substantially all other assets, in each case that are held by ON Semiconductor or any of the guarantors, but only to the extent that obligations under its senior bank facilities are secured by a first-priority lien thereon.

Purchase Obligations

As of December 31, 2003, the Company had $2.2 million of capital purchase commitments.

SCG ( CHINA ) HOLDING CORPORATION

(A Wholly-Owned Subsidiary of ON Semiconductor Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8:    Fair Value of Financial Instruments

The Company uses the following methods to estimate the fair value of its financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short-term maturities of such instruments.

Notes Payable to Affiliate

Due to the related-party nature of the notes payable to affiliate, it was not practicable to estimate their fair values due to the inability to obtain quoted market prices to determine current market rates for similar instruments. At December 31, 2002, the carrying value of the notes payable to affiliate was $63.3 million.

Long-term Debt

The fair values of the Company’s long-term borrowings are determined based on market prices for comparable debt instruments. The carrying value of long-term debt approximates fair value at December 31, 2003 and 2002.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

3.1(a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002 (incorporated by reference from Exhibit 3.1(a) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

3.1(b)	Certificate Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1(b) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation(1)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation(1)

4.2	Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3	Specimen of Share Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.4	Purchase Agreement, dates as of August 4, 1999, SCG Holding Corporation, Semiconductor Components Industries, LLC, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.5	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.6	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.7	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

Exhibit No.	Exhibit Description

4.8	Warrant Agreement dated as of October 11, 2001, between ON Semiconductor Corporation and Bain & Company, Inc. (incorporated by reference from Exhibit 4.7 to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

4.9	Indenture, dated as of August 4, 1999 among SCG Holding Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and State Street Bank and Trust Company, as trustee, relating to the 12% Senior Subordinated Notes due 2009 (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.10	Form of 12% Senior Subordinated Note due 2009 of SCG Holding Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A to the Indenture filed as Exhibit 4.8 herein & incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.11	Form of 12% Senior Subordinated Note due 2009 of SCG Holding Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B to the Indenture filed as Exhibit 4.8 herein & incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.12	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.13	Purchase Agreement, dated May 1, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.14	Indenture, dated as of May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.15	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.2) (incorporated by reference from Exhibit 4.3 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.16	Form of 12% Senior Secured Note due 2008 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.2) (incorporated by reference from Exhibit 4.4 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.17	Registration Rights Agreement, dated May 6, 2002, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Credit Suisse First Boston Corporation, Morgan Stanley & Co., Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc., relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 4.5 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

Exhibit No.	Exhibit Description

4.18	Purchase Agreement, dated February 26, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Salomon Smith Barney Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 4.17 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

4.19	Indenture, dated as of March 3, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 4.18 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

4.20	Form of 12% Senior Secured Note due 2010 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Initial Note”) (included as Exhibit A and Appendix A to the Indenture filed as Exhibit 4.18 hereto) (incorporated by reference from Exhibit 4.19 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

4.21	Form of 12% Senior Secured Note due 2010 of ON Semiconductor Corporation and Semiconductor Components Industries, LLC (“Exchange Note”) (included as Exhibit B and Appendix A to the Indenture filed as Exhibit 4.18 hereto) (incorporated by reference from Exhibit 4.20 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

4.22	Registration Rights Agreement, dated March 3, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., SCG International Development LLC, Semiconductor Components Industries of Rhode Island, Inc., and Semiconductor Components Industries International of Rhode Island, Inc., Salomon Smith Barney Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 4.21 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.1	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Transition Services Agreement, dated August 4, 1999, among Motorola, Inc., SCG Holding Corporation, and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

Exhibit No.	Exhibit Description

10.6	Motorola Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.7	SCG Assembly Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.9 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.8	Motorola Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.10 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.9	SCG Foundry Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.11 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.10	Equipment Lease and Repurchase Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.11	Equipment Passdown Agreement, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)††

10.12	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.13(a)	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.13(b)	First Lease Amendment to Lease for 52nd Street property, dated April 19, 2000, between Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.14(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

10.14	Lease for U.S. Locations (Mesa, Chandler, 56th Street and Tempe), dated July 31, 1999, among Motorola, Inc. as Lessor, and Semiconductor Components Industries, LLC as Lessee (incorporated by reference from Exhibit 10.15 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.15	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.16(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.16(b)	Amendment to Employment Agreement effective as of April 15, 2002, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC and Steve Hanson (incorporated by reference from Exhibit 10.2 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.16(c)	Separation Agreement, made as of November 21, 2002, by and among Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.19(c) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

Exhibit No.	Exhibit Description

10.16(d)	Amendment to Separation Agreement, dated as of February 25, 2003, by and between Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.19(d) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.17(a)	Employment Agreement, dated as of September 13, 1999, between Semiconductor Components Industries, LLC and Michael Rohleder (incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.17(b)	Termination Agreement made as of January 29, 2002, between Michael Rohleder and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(a) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.18(a)	Employment Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.20 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.18(b)	Amendment No. 1 to Employment Agreement for James Thorburn, dated as of July 20, 2000 (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)

10.18(c)	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.19(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.19(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.19(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.20(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.22 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.20(b)	Amendment to Employment Agreement, dated as of November 28, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.21(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.20(c)	Termination Agreement made as of May 3, 2002, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.5 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.21(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)

10.21(b)	Deed of Trust, dated as of July 20, 2000, with James Thorburn as Trustee and Semiconductor Components Industries, LLC as Beneficiary (incorporated by reference from Exhibit 10.3 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)

Exhibit No.	Exhibit Description

10.22(a)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.22(b)	Promissory Note, dated July 21, 2000, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of Third Quarter 2000 Form 10-Q filed with the Commission on November 14, 2000)(2)

10.22(c)	Amendment to Promissory Note, dated March 10, 2001, from James Thorburn and Jacqueline Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.23(a)	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.23(b)	First Amendment to the ON Semiconductor Corporation (fka SCG Holding Corporation) Executive Deferred Compensation Plan, as previously amended, dated September 19, 2000 (incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-107895 filed with the Commission on August 12, 2003)(2)

10.23(c)	Second Amendment to the ON Semiconductor Amended and Restated Executive Deferred Compensation Plan effective January 1, 2002 (incorporated by reference from Exhibit 10.7 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.24	Junior Subordinated Note Due 2011(1)

10.25(a)	2000 Stock Incentive Plan amended and restated as of May 21, 2003 (incorporated by reference from Exhibit 10.1 of Second Quarter 2003 Form 10-Q filed with the Commission on August 13, 2003)(2)

10.25(b)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.25(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.25(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.26	2000 Employee Stock Purchase Plan amended and restated as of May 23, 2001(incorporated by reference from Exhibit 10.5 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)(2)

10.27	ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.28	Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.29	2000 ON Semiconductor Executive Council Bonus Incentive Plan (incorporated by reference from Exhibit 10.37 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)

10.30	2000 Key Contributor Incentive Plan (incorporated by reference from Exhibit 10.38 of Fourth Quarter 2000 Form 10-K filed with the Commission on March 30, 2001)(2)

Exhibit No.	Exhibit Description

10.31(a)	Promissory Note, dated March 9, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.3 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.31(b)	Deed of Trust, dated March 7, 2001, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.31(c)	Amendment to Promissory Note dated March 18, 2002, from Michael Rohleder and Roxanne Rohleder to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(b) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.32(a)	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $20 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.32(b)	Letter for Loan Extension Application for a loan in an amount up to $20 million, dated November 5, 2003, from Leshan-Phoenix Semiconductor Co. Ltd. to ICBC, Leshan City Branch(1)

10.32(c)	Loans Renewal Agreement between Leshan Phoenix Semiconductor Co. Ltd. and Industrial and Commercial Bank of China, Leshan City Branch for a loan in an amount up to $20 million, dated March 5, 2004(1)

10.33(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.33(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.34(a)	Offer Letter dated February 15, 2002, from ON Semiconductor Corporation and Semiconductor Components Industries, LLC to John T. Kurtzweil (incorporated by reference from Exhibit 10.3 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.34(b)	Separation Agreement, dated as of March 31, 2003, by and among John Kurtzweil, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.38(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.35(a)	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.35(b)	Amendment No. 1 to Employment Agreement for William Bradford, executed on March 20, 2003, by and between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.39(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.36	Offer Letter effective as of April 1, 2002, to Syrus Madavi from ON Semiconductor Corporation (incorporated by reference from Exhibit 10.6 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002(2)

10.37	Employee Incentive Plan, January 2002 (incorporated by reference from Exhibit 10.8 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.38	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

Exhibit No.	Exhibit Description

10.39	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.40	Intercreditor Agreement, dated as of May 6, 2002, among J.P. Morgan Chase Bank, as credit agent, Wells Fargo Bank Minnesota, National Association, as trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.4 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.41	Security Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.5 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.42	Pledge Agreement, dated as of May 6, 2002, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary pledgors of ON Semiconductor Corporation that are signatories thereto, and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.6 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.43	Collateral Assignment, dated as of May 6, 2002, between Semiconductor Components Industries, LLC and Wells Fargo Bank Minnesota, National Association, as trustee and collateral agent, relating to the 12% Senior Secured Notes due 2008 (incorporated by reference from Exhibit 10.7 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.44	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on June 25, 2002, among SCG (China) Holding Corporation, Leshan Radio Company Ltd, and Motorola (China) Investment Limited (incorporated by reference from Exhibit 10.8 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

10.45(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.45(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.46	Collateral Sharing Agreement dated as of March 3, 2003, among JPMorgan Chase Bank, as Collateral Agent, Wells Fargo Bank Minnesota, National Association, as Trustee, ON Semiconductor Corporation and Semiconductor Components Industries, LLC, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.53 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.47	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.54 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.48	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.55 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

Exhibit No.	Exhibit Description

10.49	Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 20102010 (incorporated by reference from Exhibit 10.56 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.50	Employment Offer Letter dated March 14, 2003, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.57 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.51	Letter Agreement relating to the employment of Peter Zdebel, dated as of March 31, 2003, by and between Semiconductor Components Industries, LLC and Peter Zdebel (incorporated by reference from Exhibit 10.58 to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.52	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.53	Amendment and Restatement Agreement, dated as of November 25, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of February 14, 2003 (as amended, supplemented and modified and in effect on the date hereof), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and the administrative agent(1)

10.54	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of November 25, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank as administrative agent, collateral agent and syndication agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.64 hereto)(1)

10.55	Reaffirmation Agreement, dated as of November 25, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, as administrative agent, issuing bank and collateral agent for the benefit of the lenders(1)

10.56(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million(1)

10.56(b)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million(1)

10.56(c)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd.(1)

Exhibit No.	Exhibit Description

10.57	Waiver and Amendment, dated as of January 16, 2004 to the Credit Agreement dated as of August 4, 1999, as amended and restated as of November 25, 2003 (as amended, supplemented or otherwise modified from time to time prior to the date hereof) among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Lenders party thereto, and JPMorgan Chase Bank, as administrative agent(1)

14	ON Semiconductor Corporation Code of Business Conduct(1)

18	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles (incorporated by reference from Exhibit 18 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment