Form 10-K/A
period 2003-12-31
ON SEMICONDUCTOR CORP
filed 2004-03-22
CIK 1097864

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

EXPLANATORY NOTE

This amendment to the Form 10-K for ON Semiconductor Corporation for the fiscal year ended December 31, 2003, amends our original Form 10-K (“Original Form 10-K”) filed on March 10, 2004. This amendment is filed to correct a typographical error included in the Report of Independent Auditors on page 80 in Part IV, Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Any reference to this Annual Report on Form 10-K means the Annual Report on Form 10-K as amended. This amendment continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

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

PricewaterhouseCoopers LLP

Phoenix, Arizona

February 2, 2004, except for the third paragraph

of Note 2 and the third paragraph of Note 11 for

which the date is February 9, 2004.

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

March 22, 2004

ON SEMICONDUCTOR CORPORATION

By:	/s/ KEITH D. JACKSON

Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2004

/s/ DONALD COLVIN Donald A. Colvin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2004

* J. Daniel McCranie	Chairman of the Board of Directors	March 22, 2004

* Richard W. Boyce	Director	March 22, 2004

* Kevin Burns	Director	March 22, 2004

* Justin T. Chang	Director	March 22, 2004

* Curtis Crawford	Director	March 22, 2004

* William A. Franke	Director	March 22, 2004

* Jerome N. Gregoire	Director	March 22, 2004

* Emmanuel T. Hernandez	Director	March 22, 2004

* John W. Marren	Director	March 22, 2004

*By: /s/ DONALD COLVIN	Attorney in Fact	March 22, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Description

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants(1)

24.1	Powers of Attorney (incorporated by reference from Exhibit 24.1 to the Corporation’s Form 10-K filed with the Commission March 10, 2004)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.