Form 10-Q
period 2004-04-02
ON SEMICONDUCTOR CORP
filed 2004-05-10
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).     Yes ☒     No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 1, 2004:

Class	Number of Shares
Common Stock; $.01 par value	253,313,254

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

(unaudited)

	April 2, 2004	December 31, 2003
Assets
Cash and cash equivalents	$221.4	$186.6
Receivables, net	153.4	136.1
Inventories, net	183.8	171.6
Other current assets	32.5	25.7
Deferred income taxes	3.1	2.7

Total current assets	594.2	522.7
Property, plant and equipment, net	497.2	499.1
Deferred income taxes	1.7	1.3
Goodwill	77.3	77.3
Other assets	43.0	61.0

Total assets	$1,213.4	$1,161.4

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Deficit
Accounts payable	$126.5	$115.7
Accrued expenses	102.7	89.9
Income taxes payable	1.7	1.7
Accrued interest	16.1	25.3
Deferred income on sales to distributors	81.1	66.2
Current portion of long-term debt	15.3	11.4

Total current liabilities	343.4	310.2
Long-term debt	1,125.9	1,291.5
Other long-term liabilities	56.9	58.2

Total liabilities	1,526.2	1,659.9

Commitments and contingencies (See Note 9)	—	—

Minority interests in consolidated subsidiaries	26.4	26.4

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value — $163.8 and $131.7	123.9	119.7

Common stock ($0.01 par value, 500,000,000 shares authorized, 253,166,766 and 217,299,893 shares issued and outstanding)	2.5	2.2
Additional paid-in capital	1,118.2	891.3
Accumulated other comprehensive loss	(2.5)	(4.4)
Accumulated deficit	(1,581.3)	(1,533.7)

Total stockholders’ deficit	(463.1)	(644.6)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,213.4	$1,161.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

(in millions, except per share data)

(unaudited)

	Quarter Ended
	April 2, 2004	April 4, 2003(1)
Revenues	$308.2	$269.5
Cost of revenues	212.3	194.7

Gross profit	95.9	74.8

Operating expenses:
Research and development	23.5	21.1
Selling and marketing	18.4	16.1
General and administrative	17.2	19.6
Amortization of intangible asset	—	3.0
Restructuring, asset impairments and other, net	13.1	—

Total operating expenses	72.2	59.8

Operating income	23.7	15.0

Other income (expenses), net:
Interest expense	(34.3)	(39.1)
Interest income	0.4	0.7
Realized and unrealized foreign currency gains or losses	(1.7)	1.3
Loss on debt prepayment	(33.0)	(3.5)

Other income (expenses), net	(68.6)	(40.6)

Loss before income taxes, minority interests and cumulative effect of accounting change	(44.9)	(25.6)
Income tax provision	(1.6)	(2.2)
Minority interests	(1.1)	(1.2)

Loss before cumulative effect of accounting change	(47.6)	(29.0)
Cumulative effect of accounting change, net of tax of $0	—	(21.5)

Net loss	(47.6)	(50.5)
Less: Accretion to redemption value of convertible redeemable preferred stock	(1.8)	—
Less: Convertible redeemable preferred stock dividends	(2.4)	(2.2)

Net loss applicable to common stock	$(51.8)	$(52.7)

Comprehensive loss:
Net loss	$(47.6)	$(50.5)
Foreign currency translation adjustments	0.7	0.7
Additional minimum pension liability adjustment	—	19.6
Effects of cash flows hedges	1.2	1.4

Comprehensive loss	$(45.7)	$(28.8)

Loss per common share:
Basic:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.23)	$(0.18)
Cumulative effect of accounting change	—	(0.12)

Net loss applicable to common stock	$(0.23)	$(0.30)

Diluted:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.23)	$(0.18)
Cumulative effect of accounting change	—	(0.12)

Net loss applicable to common stock	$(0.23)	$(0.30)

Weighted average common shares outstanding:
Basic	229.5	176.4

Diluted	229.5	176.4

(1)	Amounts have been revised from those previously reported in the Quarterly Report on Form 10-Q for the quarter ended April 4, 2003 to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor Company Limited and the change in methodology for recognizing actuarial gains or losses relating to its defined benefit pension obligations, as described in Note 1.

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	April 2, 2004	April 4, 2003(1)
Cash flows from operating activities:
Net loss	$(47.6)	$(50.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26.3	36.0
Loss on sale of fixed assets	12.1	0.3
Loss on debt prepayment	33.0	3.5
Amortization of debt issuance costs and debt discount	1.9	2.2
Provision for excess inventories	—	4.0
Cumulative effect of accounting change	—	21.5
Non-cash interest on junior subordinated note payable to Motorola	3.5	3.3
Deferred income taxes	(0.8)	(2.5)
Stock compensation expense	—	0.1
Other	1.2	1.6
Changes in assets and liabilities:
Receivables	(17.3)	(12.0)
Inventories	(12.2)	(11.0)
Other assets	6.0	7.6
Accounts payable	10.7	33.6
Accrued expenses	11.6	(15.3)
Income taxes payable	—	3.8
Accrued interest	(9.2)	(20.8)
Deferred income on sales to distributors	14.9	(2.6)
Other long-term liabilities	(1.3)	1.8

Net cash provided by operating activities	32.8	4.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(30.6)	(6.2)

Net cash used in investing activities	(30.6)	(6.2)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	—	190.9
Proceeds from issuance of common stock under the employee stock purchase plan	0.5	0.2
Proceeds from stock option exercises and warrants	3.9	—
Proceeds from issuance of common stock, net of issuance costs	228.9	—
Payment of capital lease obligation	(0.6)	—
Payment of debt issuance and amendment costs	(0.3)	(9.3)
Dividend to minority shareholder of consolidated subsidiary	(1.0)	—
Redemption premium on repayment of long-term debt	(21.0)	—
Repayment of long-term debt	(177.9)	(180.9)

Net cash provided by financing activities	32.5	0.9

Effect of exchange rate changes on cash and cash equivalents	0.1	0.3

Net increase (decrease) in cash and cash equivalents	34.8	(0.4)
Cash and cash equivalents, beginning of period	186.6	190.4

Cash and cash equivalents, end of period	$221.4	$190.0

(1)	Amounts have been revised from those previously reported in the Quarterly Report on Form 10-Q for the quarter ended April 4, 2003 to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor Company Limited and the change in methodology for recognizing actuarial gains or losses relating to its defined benefit pension obligations, as described in Note 1.

See accompanying notes to consolidated financial statements.

Note 1:   Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of ON Semiconductor Corporation and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent less than 20% of the related voting stock and over which the Company does not exert significant influence are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

In the second quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN No. 46”). FIN No. 46 requires that certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The Company determined that its investment in Leshan-Phoenix Semiconductor Company Limited (“Leshan”) meets the definition of a VIE and that the Company is the primary beneficiary; therefore, the investment in Leshan should be consolidated under FIN No. 46. The Company had previously accounted for its investment in Leshan using the equity method. While consolidation of the Company’s investment in Leshan did not impact the previously reported net income (loss) or stockholders’ equity (deficit), financial information for prior periods has been revised for comparative purposes as allowed by FIN No. 46.

During the second quarter of 2003, the Company changed its method of accounting for net unrecognized actuarial gains or losses relating to its defined benefit pension obligations. Previously, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, the Company no longer defers actuarial gains or losses but recognizes such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. The previously reported financial statements for the quarter ended April 4, 2003 have been revised to reflect this change. See “Note 3: Accounting Change” for further discussion.

The accompanying unaudited financial statements as of April 2, 2004 and for the three months ended April 2, 2004 and April 4, 2003, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2003 and for the year then ended included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2003.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables, and deferred tax assets; accruals for customer incentives, warranties, and restructuring charges, inventory writedowns and pension obligations; the fair values of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation. These changes had no impact on previously reported net loss or stockholders’ deficit.

Note 2:   Liquidity

During the quarter ended April 2, 2004, the Company incurred a net loss of $47.6 million compared to a net loss of $50.5 million for the quarter ended April 4, 2003. The Company’s net loss included net charges from restructuring, asset impairments and other, net of $13.1 million for the quarter ended April 2, 2004. The

Company’s net loss for the first quarter of 2004 also included a charge of $33.0 million for loss on debt prepayment. The Company’s net loss for the first quarter of 2003 included a charge of $21.5 million relating to a change in accounting principle described in Note 3 and $3.5 million for loss on debt prepayment. Net cash provided by operating activities was $32.8 million for the quarter ended April 2, 2004, as compared $4.6 million for the quarter ended April 4, 2003.

At April 2, 2004, the Company had $221.4 million in cash and cash equivalents, net working capital of $250.8 million, term and revolving debt of $1,141.2 million in the aggregate and a stockholders’ deficit of $463.1 million. The Company’s long-term debt includes $320.1 million under its senior bank facilities; $124.7 million (net of discount) of its 12% first lien senior secured notes due 2010; $190.4 million (net of discount) of its 13% second lien senior secured notes due 2008; $260.0 million of its 12% senior subordinated notes due 2009; $143.4 million under its 10% junior subordinated note due 2011; $23.0 million under a note payable to a Japanese bank due 2010; $66.8 million under loan facilities with Chinese banks; and $12.8 million under capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements as of April 2, 2004 and expects to remain in compliance over the next twelve months.

In February 2004, the Company completed a public offering of common stock resulting in net proceeds of $226.7 million. The net proceeds were used to redeem $70.0 million principal amount of the Company’s 13% senior secured notes due 2010 and $105.0 million principal amount of the 12% senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds will be used for general corporate purposes.

The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its financing agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as to enable it to maintain compliance with its various debt agreements through April 2, 2005. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

Note 3:   Accounting Change

During the second quarter of 2003, the Company changed its method of accounting for net unrecognized actuarial gains or losses relating to its defined benefit pension obligations. Historically, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, the Company no longer defers actuarial gains or losses but recognizes such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.12 per share, both before and after income taxes, and has been reflected as the cumulative effect of accounting change in the Company’s consolidated statement of operations and comprehensive loss for the quarter ended April 4, 2003. The effect of the change on the quarter ended April 4, 2003 was to decrease the Company’s net loss before cumulative effect of accounting change by $1.6 million or $0.01 per share, both before and after income taxes and to increase the net loss by $19.9 million or $0.11 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

Note 4:   Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2003	2004 Charges	2004 Usage	Reserve Balance at April 2, 2004
March 2004
Cash employee separation charges	$—	$0.3	$(0.2)	$0.1
Loss on sale of fixed assets	—	12.0	(12.0)	—

	—			0.1

December 2003
Cash employee separation charges	5.2	0.7	(0.5)	5.4
Cash exit costs	0.4	0.1	(0.1)	0.4

	5.6			5.8

September 2003
Cash employee separation charges	0.5	—	(0.1)	0.4

December 2002
Cash employee separations charges	3.1	—	(1.3)	1.8
Cash exit costs	0.7	—	—	0.7

	3.8			2.5

June 2002
Cash exit costs	2.5	—	—	2.5

March 2002
Cash employee separations charges	0.3	—	(0.1)	0.2

June 2001
Cash exit costs	0.4	—	—	0.4

	$13.1	$13.1	$(14.3)	$11.9

As of April 2, 2004, the $11.9 million reserve balance was comprised of $7.9 million of employee severance charges and $4.0 million of exit costs which consisted of $2.5 million in contract termination charges and $1.5 million of facility closure and lease termination charges.

March 2004

In March 2004, the Company recorded $13.1 million in restructuring, asset impairment and other, net charges. These charges included $12.0 million of loss on sale of fixed assets, $1.0 million to cover employee separation costs and $0.1 million of exit costs.

At the end of the first quarter of 2004, the Company entered into a five-year agreement with respect to the outsourcing of information technology (“IT”) infrastructure, messaging, data center network, help desk and onsite management services. As part of the agreement, the Company sold certain system software modules, licenses and hardware for $3.8 million, which had a net book value of $15.8 million prior to the sale, resulting in a loss on sale of fixed assets of $12.0 million. The Company then leased back such system software modules and associated hardware and leased certain new hardware.

As a result of the new IT outsourcing agreement, the Company plans to reduce its current IT staffing levels. In connection with this reduction, the Company recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges are expected to be completed by the fourth quarter of 2004.

The remaining $0.7 million of employee separation costs relates to the previously announced shutdown of the Company’s back-end manufacturing lines in Roznov, Czech Republic. This amount represents a portion of the total severance benefits for approximately 460 employees. The Company previously recorded a similar charge of $0.5 million in the fourth quarter of 2003, and management estimates that additional severance charges of approximately $0.9 million related to such shutdown will be recognized ratably throughout the remainder of 2004.

The $0.1 million of exit costs relate to certain exit activities that were completed in connection with previously announced shutdown of manufacturing operations in East Greenwich, Rhode Island.

December 2003

The remaining restructuring reserve of $5.8 million at April 2, 2004 are comprised of $5.4 million and $0.4 million related to separation costs associated with approximately 325 employees and lease termination and other exit costs, respectively, in connection with the East Greenwich shutdown. All terminations and associated severance payments related to this charge are expected to be completed by the second quarter of 2005.

As discussed above, an additional $0.7 million of employee separation costs relate to the shutdown of the Company’s back-end manufacturing lines in Roznov, Czech Republic as well as $0.1 million of exit costs for certain activities in connection with the shutdown of the East Greenwich facility.

September 2003

The remaining restructuring reserve of $0.4 million at April 2, 2004 are comprised of separation costs associated with 2 terminated employees. The Company expects to settle its remaining obligations related to this restructuring program by September 2004.

December 2002

The remaining restructuring reserve of $2.5 million at April 2, 2004 are comprised of $1.8 million of separation costs associated with 35 employees and $0.7 million related to lease termination and other exit costs. All terminations and associated severance payments are expected to be completed by June 2004. The Company expects to settle its remaining obligations related to the other exit costs by June 2005.

June 2002

The remaining restructuring reserve of $2.5 million at April 2, 2004 relates to estimated termination charges associated with certain manufacturing equipment purchase and supply agreements. The Company is currently in discussions to settle the remaining obligations.

March 2002

The remaining restructuring reserve of $0.2 million at April 2, 2004 relates to the unpaid separation costs associated with terminated employees. All employees have been terminated under this program and the remaining liability relating to this restructuring program is expected to be paid by December 2004.

June 2001

As of April 2, 2004 the remaining liability relating to this restructuring program was $0.4 million of miscellaneous exit costs which are expected to be paid by May 2004.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5:  Balance Sheet Information

Balance sheet information is as follows (in millions):

	April 2, 2004	December 31, 2003
Receivables, net:
Accounts receivable	$155.7	$138.5
Less: Allowance for doubtful accounts	(2.3)	(2.4)

	$153.4	$136.1

Inventories, net:
Raw materials	$19.0	$15.2
Work in process	118.8	111.7
Finished goods	87.7	87.1

Total inventory	225.5	214.0
Less: Inventory reserves	(41.7)	(42.4)

	$183.8	$171.6

Property, plant and equipment, net:
Land	$16.2	$16.1
Buildings	352.6	350.5
Machinery and equipment	1,027.6	1,022.2

Total property, plant and equipment	1,396.4	1,388.8
Less: Accumulated depreciation	(899.2)	(889.7)

	$497.2	$499.1

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Accrued expenses:
Accrued payroll	$38.4	$29.6
Sales related reserves	15.5	17.1
Restructuring reserves	11.9	13.1
Other	36.9	30.1

	$102.7	$89.9

Other comprehensive loss:
Foreign currency translation adjustments	$2.4	$1.7
Net unrealized losses and adjustments related to cash flow hedges	(4.1)	(5.3)
Unrealized losses on deferred compensation plan investments	(0.8)	(0.8)

	$(2.5)	$(4.4)

The activity related to the Company’s warranty reserves for the quarter ended April 2, 2004 is as follows (in millions):

Balance as of December 31, 2003	$1.6
Provision	0.3
Usage	(0.2)
Reserve released	(0.2)

Balance as of April 2, 2004	$1.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the quarter ended April 4, 2003 is as follows (in millions):

Balance as of December 31, 2002	$2.7
Usage	(0.3)

Balance as of April 4, 2003	$2.4

The Company maintains defined benefit plans for some of its domestic and foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of April 2, 2004 and December 31, 2003, the total accrued pension liability was $39.4 million and $40.2 million, respectively. The components of our net periodic pension expense for the three months ended April 2, 2004 and April 4, 2003 are as follows (in millions):

	Quarter Ended April 2, 2004			Quarter Ended April 4, 2003
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	0.6	0.3	0.9	0.4	0.3	0.8
Interest cost	0.6	0.2	0.8	0.6	0.2	0.8
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	—	0.1	0.1	0.0	0.1	0.1
Cumulative effect of accounting change	—	—	—	20.0	1.5	21.5

Total net periodic pension cost	1.1	0.5	1.6	20.9	2.0	23.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6:  Long-Term Debt

Long-term debt at April 2, 2004 and December 31, 2003 consists of the following (dollars in millions):

	April 2, 2004		December 31, 2003
	Interest Rate	Balance	Interest Rate	Balance
Senior Bank Facilities:
Tranche E	4.3750%	$320.1	4.4375%	$320.1

First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually, net of debt discount of $5.3 and $8.4		124.7		191.6

Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $4.6 and $7.4		190.4		292.6

12% Senior Subordinated Notes due 2009, interest payable semi-annually		260.0		260.0

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity		143.4		139.9

2.3% Note payable to Japanese bank due 2010, interest payable semi-annually		23.0		24.3

Loan with a Chinese bank due 2006, interest payable quarterly at 3.1% and 3.5%, respectively		20.0		20.0

Loan with a Chinese bank, interest payable quarterly at 2.7%		46.8		48.0

Capital lease obligations		12.8		6.4

		1,141.2		1,302.9
Less: Current maturities		(15.3)		(11.4)

		$1,125.9		$1,291.5

As discussed in “Note 8: Common Stock”, during the first quarter of 2004 the Company incurred $21.0 million of costs resulting from the redemption premium upon repayment of $70.0 million and $105.0 million outstanding principal of the first lien and second lien senior secured notes, respectively, and also wrote off $12.0 million of debt issuance costs due to the repayment.

April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its outstanding 12% Senior Subordinated Notes due 2009. The total consideration offered for each $1,000 dollars of principal amount of notes tendered was $1,089.06, plus accrued interest, if any, to the repurchase date. The Company anticipates redeeming any remaining outstanding senior subordinated notes after the cash tender offer on or about August 1, 2004 at 106% of par value. In order to finance the cash tender offer, the Company issued $260.0 million of Zero Coupon Convertible Senior Subordinated Notes due 2024. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 101.8849 shares per $1,000 principal amount of notes before April 15, 2024 under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2004 through maturity if the closing sale price of the Company’s

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; (4) after the date, if ever, on which either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services assigns an initial credit rating to the notes, during any period in which the credit rating assigned to the notes by either Moody’s or S&P is three or more rating subcategories below the initial credit rating assigned by Moody’s or S&P, as the case may be, or any period in which the notes are no longer rated by either Moody’s or S&P, as the case may be, if such ratings agency had previously rated the notes; or (5) upon the occurrence of certain corporate events. Beginning April 15, 2010, we may redeem any of the notes at specified redemption prices. Holders may require us to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of our senior indebtedness.

The Company received net proceeds of approximately $251.2 million from the sale of the notes (and would receive approximately $280.3 million if the initial purchasers’ right to purchase up to an additional $30.0 million principal amount of note is exercised in full), after deducting discounts and commissions and estimated offering expenses.

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 the Company refinanced $320.5 million of loans under its senior bank facilities. The Company replaced its tranche E term loan facility with a new tranche F term loan facility, which bears interest at a rate that is 0.50% per annum lower than the rate borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility will be due throughout 2008 and 2009, provided that, if the Company has not redeemed or repurchased its second lien senior secured notes in full prior to November 14, 2007, the tranche F term loan facility will mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit the Company to use for general corporate purposes up to $30 million of the proceeds from the sale of the East Greenwich manufacturing facility;

•	subject to certain restrictions, permit the Company to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first lien senior secured notes, second lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bears interest at a rate that is 0.50% per annum lower than the rate borne by the existing revolving facility.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Annual maturities relating to the Company’s long-term debt as of April 2, 2004 are as follows (in millions):

Remainder of 2004	$11.1
2005	13.0
2006	154.0
2007	226.0
2008	195.4
Thereafter	541.7

$1,141.2

The Company and SCI LLC, its primary operating subsidiary, are co-issuers of the first lien senior secured notes (issued in March 2003), the second lien senior secured notes, and the senior subordinated notes (collectively, “the Notes”). The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in the Company’s Czech subsidiary, its joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Prior to the fourth quarter of 2003, the Guarantor Subsidiaries also owned an investment in the Company’s Czech subsidiaries which was subsequently sold to a Non-Guarantor Subsidiary. Because this transaction was a transfer between entities under common control, the Company has accounted for this transaction in a manner similar to a pooling of interests and has restated all historical Guarantor and Non-Guarantor Subsidiary financial information to reflect the current ownership structure.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (2)	SCI LLC
As of April 2, 2004

Cash and cash equivalents	$—	$135.6	$—	$85.8	$—	$221.4
Receivables, net	—	42.7	0.2	110.5	—	153.4
Inventories, net	—	24.9	3.3	188.9	(33.3)	183.8
Other current assets	—	7.1	0.2	28.3	—	35.6

Total current assets	—	210.3	3.7	413.5	(33.3)	594.2

Deferred income tax, non current	—	—	—	1.7	—	1.7
Property, plant and equipment, net	—	98.7	16.1	382.4	—	497.2
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(778.5)	326.4	39.9	37.9	417.3	43.0

Total assets	$(778.5)	$643.5	$128.9	$835.5	$384.0	$1,213.4

Accounts payable	$—	$39.7	$2.1	$84.7	$—	$126.5
Accrued expenses and other current liabilities	—	83.3	7.2	43.6	1.7	135.8
Deferred income on sales to distributors	—	20.8	—	60.3	—	81.1

Total current liabilities	—	143.8	9.3	188.6	1.7	343.4

Long-term debt (1)	575.1	1,044.4	—	81.5	(575.1)	1,125.9
Other long-term liabilities	—	42.1	—	14.8	—	56.9
Intercompany (1)	(1,014.4)	(207.9)	147.6	294.1	780.6	—

Total liabilities	(439.3)	1,022.4	156.9	579.0	207.2	1,526.2
Minority interests in consolidated subsidiaries	—	—	—	—	26.4	26.4
Redeemable preferred stock	123.9	—	—	—	—	123.9
Stockholders’ equity (deficit)	(463.1)	(378.9)	(28.0)	256.5	150.4	(463.1)

Liabilities, minority interests and stockholders’ equity (deficit)	$(778.5)	$643.5	$128.9	$835.5	$384.0	$1,213.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (2)	SCI LLC
As of December 31, 2003

Cash and cash equivalents	$—	$118.9	$—	$67.7	$—	$186.6
Receivables, net	—	31.5	—	104.6	—	136.1
Inventories, net	—	21.1	2.2	184.3	(36.0)	171.6
Other current assets	—	3.8	0.1	24.5	—	28.4

Total current assets	—	175.3	2.3	381.1	(36.0)	522.7

Deferred income tax, non current	—	—	—	1.3	—	1.3
Property, plant and equipment, net	—	94.3	15.9	388.9	—	499.1
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(732.8)	91.7	40.5	39.2	622.4	61.0

Total assets	$(732.8)	$369.4	$127.9	$810.5	$586.4	$1,161.4

Accounts payable	$—	$29.8	$1.8	$84.1	$—	$115.7
Accrued expenses and other current liabilities	—	86.2	5.2	37.2	(0.3)	128.3
Deferred income on sales to distributors	—	19.2	—	47.0	—	66.2

Total current liabilities	—	135.2	7.0	168.3	(0.3)	310.2

Long-term debt (1)	$743.2	$1,207.1	$—	$84.4	$(743.2)	$1,291.5
Other long-term liabilities	—	41.1	—	15.1	2.0	58.2
Intercompany (1)	(951.1)	(448.9)	143.2	308.1	948.7	—

Total liabilities	(207.9)	934.5	150.2	575.9	207.2	1,659.9
Minority interests in consolidated subsidiaries	—	—	—	—	26.4	26.4
Redeemable preferred stock	119.7	—	—	—	—	119.7
Stockholders’ equity (deficit)	(644.6)	(565.1)	(22.3)	234.6	352.8	(644.6)

Liabilities, minority interests and stockholders’ equity (deficit)	$(732.8)	$369.4	$127.9	$810.5	$586.4	$1,161.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 2, 2004
Revenues	$—	$139.1	$8.0	$458.7	$(297.6)	$308.2
Cost of revenues	—	120.0	11.5	381.2	(300.4)	212.3

Gross profit	—	19.1	(3.5)	77.5	2.8	95.9

Research and development	—	4.9	4.1	14.5	—	23.5
Selling and marketing	—	10.5	0.2	7.7	—	18.4
General and administrative	—	1.5	0.1	15.6	—	17.2
Restructuring, asset impairments and other, net	—	12.3	0.1	0.7	—	13.1

Total operating expenses	—	29.2	4.5	38.5	—	72.2

Operating income (loss)	—	(10.1)	(8.0)	39.0	2.8	23.7
Interest expense, net	—	(21.4)	(4.8)	(7.7)	—	(33.9)
Loss on debt prepayment	—	(33.0)	—	—	—	(33.0)
Realized and unrealized foreign currency gains or losses	—	(4.0)	—	2.3	—	(1.7)
Equity in earnings	(47.6)	19.2	1.0	—	27.4	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(47.6)	(49.3)	(11.8)	33.6	30.2	(44.9)
Income tax provision	—	0.9	—	(2.5)	—	(1.6)
Minority interests	—	—	—	—	(1.1)	(1.1)

Net income (loss)	$(47.6)	$(48.4)	$(11.8)	$31.1	$29.1	$(47.6)

Net cash provided by (used in) operating activities	$—	$(14.2)	$1.3	$45.7	$—	$32.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(20.2)	(1.3)	(9.1)	—	(30.6)

Net cash used in investing activities	—	(20.2)	(1.3)	(9.1)	—	(30.6)

Cash flows from financing activities:
Intercompany loans	—	(114.4)	—	114.4	—	—
Intercompany loan repayments	—	127.7	—	(127.7)	—	—
Proceeds from debt issuance, net of discount	—	—	—	—	—	—
Payment of debt issuance costs	—	(0.3)	—	—	—	(0.3)
Payment of capital lease obligation	—	(0.5)	—	(0.1)	—	(0.6)
Repayment of long term debt	—	(175.0)	—	(2.9)	—	(177.9)
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(1.0)	—	(1.0)
Redemption premium on repayment of long-term debt	—	(21.0)	—	—	—	(21.0)
Proceeds from issuance of common stock	—	228.9	—	—	—	228.9
Equity injections from Parent	—	1.3	—	—	—	1.3
Subsidiary declared dividend	—	—	—	(1.3)	—	(1.3)
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.5	—	—	—	0.5
Proceeds from stock option exercise	—	3.9	—	—	—	3.9

Net cash provided by (used in) financing activities	—	51.1	—	(18.6)	—	32.5

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1

Net increase in cash and cash equivalents	—	16.7	0.0	18.1	—	34.8
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	$—	$135.6	$0.0	$85.8	$—	$221.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total (3)
For the quarter ended April 4, 2003

Revenues	$—	$136.5	$15.5	$351.2	$(233.7)	$269.5
Cost of sales	—	120.6	11.2	292.8	(229.9)	194.7

Gross profit	—	15.9	4.3	58.4	(3.8)	74.8

Research and development	—	9.0	3.5	8.6	—	21.1
Selling and marketing	—	8.9	0.1	7.1	—	16.1
General and administrative	—	9.1	—	10.5	—	19.6
Amortization of goodwill and other intangibles	—	—	3.0	—	—	3.0

Total operating expenses	—	27.0	6.6	26.2	—	59.8

Operating income (loss)	—	(11.1)	(2.3)	32.2	(3.8)	15.0
Interest expense	—	(24.8)	(4.9)	(8.7)	—	(38.4)
Loss on debt prepayment	—	(3.5)	—	—	—	(3.5)
Realized and unrealized foreign currency gains or losses	—	(0.4)	—	1.7	—	1.3
Equity in earnings	(50.5)	8.7	1.4	—	40.4	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(50.5)	(31.1)	(5.8)	25.2	36.6	(25.6)
Income tax provision	—	(0.9)	—	(1.3)	—	(2.2)
Minority interests	—	—	—	—	(1.2)	(1.2)

Income (loss) before cumulative effect of accounting change	(50.5)	(32.0)	(5.8)	23.9	35.4	(29.0)
Cumulative effect of accounting change	—	(20.0)	—	(1.5)	—	(21.5)

Net income (loss)	$(50.5)	$(52.0)	$(5.8)	$22.4	$35.4	$(50.5)

Net cash provided by (used in) operating activities	$—	$(0.8)	$0.9	$4.5	$—	$4.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(0.4)	(0.9)	(4.9)	—	(6.2)

Net cash used in investing activities	—	(0.4)	(0.9)	(4.9)	—	(6.2)

Cash flows from financing activities:
Intercompany loans	—	(83.0)	—	83.0	—	—
Intercompany loan repayments	—	87.2	—	(87.2)	—	—
Proceeds from debt issuance, net of discount	—	190.9	—	—	—	190.9
Payment of debt issuance costs	—	(9.3)	—	—	—	(9.3)
Repayment of long term debt	—	(180.9)	—	—	—	(180.9)
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.2	—	—	—	0.2

Net cash provided by (used in) financing activities	—	5.1	—	(4.2)	—	0.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	—	3.9	(0.0)	(4.3)	—	(0.4)
Cash and cash equivalents, beginning of period	—	121.5	—	68.9	—	190.4

Cash and cash equivalents, end of period	$—	$125.4	$(0.0)	$64.6	$—	$190.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes, and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only.

(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

(3)	Amounts have been revised from those previously reported to reflect the consolidation of the Company’s majority-owned investment in Leshan-Phoenix Semiconductor Company Limited and the change in methodology for recognizing actuarial gains or losses relating to its defined benefit pension obligations both described in Note 1.

Note 7:  Redeemable Preferred Stock

On September 7, 2001, the Company issued 10,000 shares of its preferred stock (“the preferred stock”) with a stated value of $100.0 million to an affiliate of TPG. Net proceeds from the sale after deducting issuance costs were approximately $99.2 million. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities, the 12% Senior Subordinated Notes due in 2009 and other documents relating to the Company’s indebtedness.

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

The Company is required to accrete the value of the preferred stock to its redemption value and records such accretion over the remaining period until the earliest available redemption date of September 7, 2009. Such accretion, which is influenced by changes in the market price of the Company’s common stock, reduces net income applicable to common stock. Based on the market prices of the Company’s common stock, the Company

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

recorded an accretion charge of $1.8 million for the three months ended April 2, 2004. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding April 2, 2004 of $7.96, the redemption value of the Preferred Stock would have been $163.8 million.

The holder’s right to require the Company to redeem the preferred stock is subject to, and expressly conditioned upon, limitations under the Company’s various debt agreements. The holders of the preferred stock are entitled to vote with the holders of the Company’s common stock as a single class. As of the issuance date, each share of preferred stock was entitled to approximately 3,135 votes, subject to certain adjustments for accumulated dividends and those made in accordance with anti-dilution provisions contained in the underlying agreements.

Note 8:  Common Stock

On February 9, 2004, the Company and its principal stockholder, Texas Pacific Group, completed a public offering (the “February 2004 Equity Offering”) of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 34.4 million shares (including approximately 0.4 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $6.98 per share. The net proceeds from this offering received by the Company were $226.7 million after deducting the underwriting discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, of which $2.2 million remained unpaid as of April 2, 2004. The Company did not receive any of the proceeds from the sale of shares by the selling stockholder. The Company used the net proceeds to redeem $70.0 million outstanding principal amount of the first lien senior secured notes and $105.0 million outstanding principal amount of the second lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. The Company used the remaining net proceeds for general corporate purposes.

In connection with this redemption, the Company wrote off $12.0 million of debt issuance costs, and incurred $21.0 million of redemption premiums. In connection with the February 2004 Equity Offering, the Company obtained an amendment and waiver under the credit agreement relating to its senior bank facilities that permitted the redemption, waived the requirement that 50% of the net proceeds of the offering be used to prepay loans under the senior bank facilities and amended the credit agreement to permit sale and leaseback transactions involving real or personal property with an aggregate fair value of up to $15.0 million (and to permit the asset sales in connection therewith) and to provide that net proceeds from asset sales in connection with such transactions would not be required to be used to prepay loans under the senior bank facilities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Loss per share calculations for the quarters ended April 2, 2004 and April 4, 2003 are as follows (in millions, except per share data):

	Quarter Ended
	April 2, 2004	April 4, 2003
Net loss before cumulative effect of accounting change	$(47.6)	$(29.0)
Less: Accretion to redemption value of convertible redeemable preferred stock	(1.8)	—
Less: Convertible redeemable preferred stock dividends	(2.4)	(2.2)

Net loss applicable to common stock before cumulative effect of accounting change	(51.8)	(31.2)
Cumulative effect of accounting change	—	(21.5)

Net loss applicable to common stock	$(51.8)	$(52.7)

Basic weighted average common shares outstanding	229.5	176.4
Add: Incremental shares for :
Dilutive effect of stock options	—	—
Convertible redeemable preferred stock	—	—

Diluted weighted average common shares outstanding	229.5	176.4

Loss per common share
Basic:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.23)	$(0.18)
Cumulative effect of accounting change	—	(0.12)

Net loss applicable to common stock	$(0.23)	$(0.30)

Diluted:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.23)	$(0.18)
Cumulative effect of accounting change	—	(0.12)

Net loss applicable to common stock	$(0.23)	$(0.30)

Basic loss per share is computed by dividing net loss adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted loss per share generally assumes the conversion of the convertible redeemable preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the first quarter of 2004 and the first quarter 2003, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income in the first quarter of 2004 and the first quarter of 2003, the assumed exercise of stock options would have resulted in an additional 12.6 million and 0.4 million shares of diluted weighted average common shares outstanding in the first quarter of 2004 and the first quarter 2003, respectively. This computation excludes an additional 2.4 million and 21.0 million of options outstanding at April 2, 2004 and April 4, 2003, as their exercise price exceeds the average fair market value during these periods. For the first quarter of 2004 and the first quarter of 2003, the assumed conversion of 43.4 million and 40.1 million shares, respectively, of the redeemable preferred stock was also excluded in determining diluted earnings per share as the related impact would have been anti-dilutive.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SFAS No. 148 “Accounting for Stock Based Compensation—Transition and Disclosure”. The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the quarters ended April 2, 2004 and April 4, 2003, respectively, would have been increased to the pro forma amounts indicated below (in millions, except per share data):

	Quarter Ended
	April 2, 2004	April 4, 2003
Net loss, as reported	$(47.6)	$(50.5)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	0.1
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6.2)	(3.5)

Pro forma net loss	(53.8)	(53.9)
Less: Accretion to redemption value of convertible redeemable preferred stock	(1.8)	—
Less: Redeemable preferred stock dividends	(2.4)	(2.2)

Pro forma net loss applicable to common stock	$(58.0)	$(56.1)

Loss per share:
Basic—as reported	$(0.23)	$(0.30)

Basic—pro forma	$(0.25)	$(0.32)

Diluted—as reported	$(0.23)	$(0.30)

Diluted—pro forma	$(0.25)	$(0.32)

The fair value of option grants during the respective periods has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended
Employee Stock Options	April 2, 2004	April 4, 2003
Expected life (in years)	5	5
Risk-free interest rate	3.20%	3.03%
Volatility	0.70	0.70

	Quarter Ended
Employee Stock Purchase Plan	April 2, 2004	April 4, 2003
Expected life (in years)	0.25	0.25
Risk-free interest rate	0.95%	1.22%
Volatility	0.60	0.70

The weighted-average estimated fair value of employee stock options granted during the first quarters of 2004 and 2003 was $4.23 and $0.76 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during the first quarters of 2004 and 2003 was $1.63 and $0.37 per share, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9:  Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of April 2, 2004 (in millions):

Remainder of 2004	$6.7
2005	5.8
2006	2.6
2007	0.8
2008	0.3
Thereafter	1.0

Total	$17.2

The Company also enters into various capital purchase obligations, supply agreements and service agreements with various vendors. The obligations, which are not cancelable without penalty, for these types of agreements are as follows as of April 2, 2004:

Contractual obligations	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
Capital purchase obligations	$0.5	$0.5	$—	$—	$—	$—	$—
Foundry and inventory purchase obligations	31.5	31.5	—	—	—	—	—
Mainframe support	15.3	6.2	7.4	1.7			—
Various information technology and communication services	44.4	19.1	8.9	6.1	4.6	5.7	—
Other	2.9	1.4	0.9	0.6	—	—	—

	$94.6	$58.7	$17.2	$8.4	$4.6	$5.7	$—

The Company obtained a letter of credit to secure obligations of up to $2.6 million under a service agreement with an information technology vendor. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under this agreement, a portion of which could be satisfied upon payment of the letter of credit. The agreement expires in 2006. The letter of credit is renewable annually until 2005 when it expires.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01- CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in its initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and has defended, and intends to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 10:  Related Party Transactions

Immediately prior to our August 4, 1999 recapitalization, the Company was a wholly-owned subsidiary of Motorola, Inc. As a result of the recapitalization, an affiliate of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of our outstanding common stock. During 2003, Motorola sold its shares of the Company’s common stock and is no longer a related party. Therefore, related party activities between the Company and Motorola are presented as follows (in millions) only for the quarter ended April 4, 2003, and as of December 31, 2003, when Motorola was a related party:

Quarter ended April 4, 2003
Revenues from Motorola	$21.5

Cash paid for:
Purchases of manufacturing services from Motorola	$1.9

Cost of other services, rent and equipment purchased from Motorola	$0.4

Cash received for:
Freight sharing agreement with Motorola	$—

Rental of property and equipment to Motorola	$2.2

Product sales to Motorola	$15.4

As of December 31, 2003
Accounts receivable from Motorola	$7.7

Accounts payable to Motorola	$0.4

Accrued expenses payable to Motorola	$0.7

Long-term debt payable to Motorola	$139.9

Note 11:  Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“Issue 03-6”). Issue 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock, which securities entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. The Company does not expect the adoption of Issue 03-6 to impact its financial condition or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K/A filed with the SEC on March 22, 2004. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below and elsewhere in this Form 10-Q.

Executive Overview

This section presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 20% in 2004 as compared to 14% for 2003 and approximately 10% for 2003 to 2006. These are projections and may not be indicative of actual results. Other industry data also indicate that the market for our products has begun to expand after the recent and prolonged downturn.

Business and Company Overview

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

We have approximately 185 direct customers worldwide, and we also service approximately 280 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Alcatel, Intel, Motorola, Nokia, Philips, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

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

We believe we have entered into a cycle of rising volume and prices, as our manufacturing capacity utilization has increased to over 90%, our book-to-bill ratio has exceeded 1 in each quarter of the past five quarters and we have been able to selectively increase prices on some products where there are market shortages.

These recent trends are in sharp contrast to the last three years during which we had to consistently reduce our costs in order to generate sufficient cash flow to fund investments in new products and expand production capabilities in lower cost areas of the world.

Cost Savings and Restructuring Activities

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. In 2004 we expect to realize the full benefit of our 2002 profitability enhancement program and expect to achieve approximately $151 million of annualized cost savings as compared to our cost structure during the third quarter of 2002. Our 2004 profitability enhancement program primarily includes the phase out of our manufacturing operations in East Greenwich, R.I. and our assembly and test operations in the Czech Republic, both of which are expected to be completed by the end of 2004. We expect the cost savings from these activities will produce approximately $20 million to $25 million of annual cost savings beginning in 2005. In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology infrastructure. As part of the agreement, we sold certain system software modules, resulting in a loss on disposal of assets of $12.0 million. As a result of these actions, we expect to achieve approximately $1.0 million per quarter of cost savings in future quarters. While facility closures and production shifts have resulted in some reductions in our manufacturing capacity, we do not expect these reductions to affect our ability to meet our foreseeable productions needs. Our profitability enhancement programs will continue to focus on:

•	consolidation of manufacturing sites to improve economies of scale;

•	transfer of production to lower cost regions;

•	increase die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” wafers and increasing the number of die per square inch;

•	reduce the number of new product platforms and process flows; and

•	focus production on profitable product lines.

New Product Innovation

As a result of the success of our research and development initiatives, we introduced 260 new products in 2003 and an additional 21 new products in the first quarter of 2004. The primary emphasis of our new product development efforts is on power management and high frequency clock and data management solutions, which we expect to be among the highest margin product families within our portfolio.

Debt Reduction and Financing Activities

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce the related interest costs and, in some cases, extend a portion of our debt maturities to provide additional operating flexibility. These actions included using our September 2003 equity offering proceeds to prepay our senior bank facilities, issuing lower cost debt to prepay our senior bank facilities and amending our senior bank facilities to extend our maturities and provide a lower interest rate.

In the first quarter of 2004 we continued to focus on reducing our long-term debt and associated interest expense by redeeming $70 million principal amount of our first lien senior secured notes due 2010 and $105 million principal amount of our second lien senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes (plus accrued an unpaid interest to the redemption date) with a portion of the proceeds from our February 2004 sale of 34.4 million shares of common stock at a public offering price of $6.98 per share. In connection with the offering we amended our senior bank facilities to permit us to use the proceeds of such offering within 270 days of completion to purchase, redeem or retire a portion of our senior subordinated notes due 2009 and our first lien senior secured notes and second lien senior secured notes.

In April 2004 we issued $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024. We expect to use the net proceeds from the offering for the repurchase and retirement of our outstanding senior subordinated notes due 2009. The zero coupon convertible senior subordinated notes are convertible under certain circumstances into approximately 26.5 million shares of our common stock at a conversion price of approximately $9.82 per share.

As a result of the first quarter of 2004 redemption of the first lien and the second lien senior secured notes, the expected repurchase of our senior subordinated notes due 2009, and the refinancing of our senior bank facilities (discussed below), we expect to reduce interest expense by approximately $53 million annually.

On April 22, 2004 we refinanced $320.5 million of loans under our senior bank facilities. We replaced our tranche E term loan facility with a new tranche F term loan facility, which bears interest at a rate that is 0.50% per annum lower than the rate borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility will be due throughout 2008 and 2009, provided that, if we have not redeemed or repurchased our second lien senior secured notes in full prior to November 14, 2007, the tranche F term loan facility will mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit us to use for general corporate purposes up to $30 million of the proceeds from the sale of East Greenwich manufacturing facility;

•	subject to certain restrictions, permit us to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first lien senior secured notes, second lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bears interest at a rate that is 0.50% per annum lower than the rate borne by the existing revolving facility.

For further details of these financing activities see Note 6 “Long-Term Debt” and “Liquidity and Capital Resources – Key Financing Events” elsewhere in this Form 10-Q.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues for the second quarter of 2004 will increase by 6% to 7% as compared to the first quarter of 2004. We expect average selling prices will increase in the second quarter of 2004 and our gross margins will increase by 150 to 200 basis points.

For the second quarter of 2004, we expect selling and marketing and general and administrative expenses to range from 11% to 12% of revenues and research and development expenses to range from 7% to 8% of revenues.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the quarters ended April 2, 2004 and April 4, 2003. The amounts in the following table are in millions, except for percentage changes:

	Quarter Ended		Dollar Change	Percent Change
	April 2, 2004	April 4, 2003(1)
Revenues	$308.2	$269.5	$38.7	14.4%
Cost of revenues	212.3	194.7	17.6	9.0

Gross profit	95.9	74.8	21.1	28.2

Operating expenses:
Research and development	23.5	21.1	2.4	11.4
Selling and marketing	18.4	16.1	2.3	14.3
General and administrative	17.2	19.6	(2.4)	(12.2)
Amortization of intangible asset	—	3.0	(3.0)	(100.0)
Restructuring, asset impairments and other, net	13.1	—	13.1	100.0

Total operating expenses	72.2	59.8	12.4	20.7

Operating income (loss)	23.7	15.0	8.7	58.0

Other income (expenses), net:
Interest expense	(34.3)	(39.1)	(4.8)	(12.3)
Interest income	0.4	0.7	0.3	(42.9)
Realized and unrealized foreign currency gains or losses	(1.7)	1.3	3.0	nm
Loss on debt prepayment	(33.0)	(3.5)	29.5	nm

Other income (expenses), net	(68.6)	(40.6)	(28.0)	69.0

Loss before income taxes, minority interests and cumulative effect of accounting change	(44.9)	(25.6)	(19.3)	75.4
Income tax provision	(1.6)	(2.2)	0.6	(27.3)
Minority interests	(1.1)	(1.2)	0.1	(8.3)

Loss before cumulative effect of accounting change	(47.6)	(29.0)	(18.6)	64.1
Cumulative effect of accounting change	—	(21.5)	21.5	nm

Net loss	$(47.6)	$(50.5)	2.9	(5.7)

(1)	In the second quarter of 2003, upon the adoption of FASB Interpretation No. 45 we consolidated our investment of Leshan-Phoenix Semiconductor, Ltd. (“Leshan”) that was previously accounted for using the equity method. Also in the second quarter of 2003 we recorded a cumulative effect of accounting change related to the recognition of actuarial gains and losses associated with our defined benefit plans. The historical results for the quarter ended April 4, 2003 have been revised to reflect both of these accounting changes.
nm	= Not meaningful

Revenues

Revenues were $308.2 million in the first quarter of 2004 as compared to $269.5 in the first quarter of 2003. The 14.4% increase is primarily due to improvements in volume, which have been partially offset by a decrease in average selling prices of approximately 8%. Average selling prices dropped in each quarter of 2003 due to industry competition; however, as capacity utilization began to exceed 85% on an industry-wide basis during the third quarter of 2003, pricing began to stabilize. Our average selling prices in the first quarter of 2004 relative to the fourth quarter of 2003 increased by approximately 1.0%. The revenues by product line are as follows (dollars in millions):

	Quarter Ended April 2, 2004	As a % Revenue	Quarter Ended April 4, 2003	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$91.2	29.6%	$83.6	31.0%	$7.6	9.1%
MOS Power Devices	53.2	17.3%	35.7	13.2%	17.5	49.0%
High Frequency Clock and Data Management	26.0	8.4%	19.3	7.2%	6.7	34.7%
Standard Components	137.8	44.7%	130.9	48.6%	6.9	5.3%

Total Revenues	$308.2		$269.5		$38.7

Revenues from our power management and standard analog product line increased $7.6 million, or 9.1%, as increases in revenues attributable to power conversion and portable products were partially offset by decreases in automotive product revenues.

Revenues from MOS power devices increased $17.5 million, or 49.0%, in the first quarter of 2004 as compared to the first quarter of 2003. The primary growth in revenue can be attributed to the success of several new products designed for the computing, cell phone and consumer electronic end markets.

Revenues from high frequency clock and data management products increased $6.7 million, or 34.7%, in the first quarter of 2004 as compared to the first quarter of 2003. The growth in this sector is primarily driven by the automated test equipment causing the increase in revenues both in absolute dollars and as a percentage of revenues.

Revenue from standard components increased $6.9 million, or 5.3%, in the first quarter of 2004 as compared to the first quarter of 2003. The increase in revenue is attributed to increased demand for products used in wireless and handheld applications, and computing, as well as increased unit pricing.

Revenues by geographic area as a percentage of revenues were as follows:

	Quarter Ended April 2, 2004	As a % Revenue	Quarter Ended April 4, 2003	As a % Revenue
Americas	95.6	31%	$92.2	34%
Asia Pacific	159.3	52%	129.0	48%
Europe	53.3	17%	48.3	18%

Total	$308.2	100%	$269.5	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Gross Profit

Our gross profit was $95.5 million and $74.8 million in first quarter of 2004 and in the first quarter of 2003, respectively. As a percentage of revenues, our gross margin was 31.1% in the first quarter of 2004 as compared to 27.8% in the first quarter of 2003. Although declines in average selling prices had a detrimental impact on our gross margin during the first quarter 2004 as compared to first quarter 2003, we were able to more than offset these effects through increased sales volume, improved manufacturing capacity utilization and cost savings from our restructuring programs.

Operating Expenses

Research and development expenses were $23.5 million in the first quarter of 2004 compared to $21.1 million in the first quarter of 2003 representing an increase of $2.4 million or 11.4%. Research and development expenses remained relatively consistent representing 7.6% and 7.8% of revenues in the first quarter of 2004 and 2003, respectively. The $2.4 million increase in research and development is attributable to increased personnel and software application costs associated with new application and platform development initiatives. The primary emphasis of our new product development efforts has been, and continues to be, in the expected high growth market applications of power management and high frequency clock and data management solutions, with over 70% of our overall research and development investments focused in these areas.

Selling and marketing expenses were $18.4 million in the first quarter of 2004 and $16.1 million in the first quarter of 2003 representing an increase of $2.3 million or 14.3%. Selling and marketing remained a constant 6.0% as percentage of sales in the first quarter of 2004 and 2003, respectively. The $2.3 million increase is attributable to increased personnel in our internal sales and marketing personnel and field application engineers, increased commissions and bonuses as well as increased costs associated with marketing and pricing software tools. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $17.2 million in the first quarter of 2004 compared to $19.6 million in the first quarter of 2003, representing 5.6% and 7.3% of revenues in those periods. The decrease is attributable to the cost savings from the relocation of functions to lower cost regions, reduced executive hiring costs and lower costs for outside consultants and services related to information technology functions.

Amortization of goodwill and other intangibles was $3.0 million in the first quarter of 2003. In the third quarter of 2003, we ceased amortization of our developed technology intangible asset when we wrote-off the remaining balance acquired in connection with our acquisition of Cherry Semiconductor in April 2000.

Other Operating Expenses — Restructuring, Asset Impairments and Other

Restructuring, asset impairments and other charges were $13.1 million in the first quarter of 2004. These charges included $12.0 million of loss on sale of fixed assets, $1.0 million to cover employee separation costs, and $0.1 million of exit costs.

In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology (“IT”) infrastructure, messaging, data center network, help desk and onsite management services. As part of the agreement, we sold certain system software modules, licenses and the hardware for $3.8 million, which had a net book value of $15.8 million prior to the sale, resulting in a loss on disposal of assets of $12.0 million. We then leased back such system software modules and associated hardware and leased certain new hardware. Outside appraisals were done on these assets to help management estimate their fair market value.

As a result of the new IT outsourcing agreement we plan to reduce our current IT staffing levels. In connection with this reduction, we recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges are expected to be completed by the fourth quarter of 2004. As a result of these actions, we expect to achieve approximately $1.0 million per quarter of cost savings in future quarters.

The remaining $0.7 million of employee separation costs relates to the previously announced shutdown of our back-end manufacturing lines in Roznov, Czech Republic. This amount represents a portion of the total severance benefits for approximately 460 employees. We previously recorded a similar charge of $0.5 million in the fourth quarter of 2003, and we estimate that additional severance charges of approximately $0.9 million related to such shutdown will be recognized ratably throughout the remainder of 2004.

The $0.1 million of exit costs relate to certain exit activities that were completed in connection with the previously announced shutdown of our manufacturing operations in East Greenwich, Rhode Island.

For more information on our restructuring activity see Note 4 “Restructuring, Asset Impairments and Other, net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $34.3 million in the first quarter of 2004 compared to $39.1 million in the first quarter of 2003. The decrease in interest expense is a result of decreased principal amounts due under our senior bank facilities and our senior secured second lien notes, which were partially offset by an increase in the average principal amount due under our senior secured first lien notes for the first quarter of 2004 as compared to the first quarter of 2003 as a result of the timing of the initial issuance and repayment of these notes. Our average month-end long-term debt balance (including current maturities) in the first quarter of 2003 was $1,429.8 million with a weighted average interest rate of 10.9% compared to $1,250.2 million and a weighted average interest rate of 11.0% in the first quarter of 2004. In addition, through March 2003 we were charged supplemental interest on our senior bank facilities. See also “Liquidity and Capital Resources — Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $33.0 million and $3.5 million in first quarters of 2004 and 2003, respectively. These amounts represent the write-off of debt issuance costs and certain third-party costs incurred with respect to debt refinancings that occurred during those periods. The $33.0 million first quarter amount also includes approximately $21.0 of redemption premiums paid in connection with the partial retirement of our first lien senior secured notes and second lien senior secured notes.

Provision for Income Taxes

Provision for income taxes was $2.2 million and $1.6 million in first quarter of 2004 and 2003, respectively. The provision related to income and withholding taxes of certain of our foreign operations.

Cumulative Effect of Accounting Change

During 2003 we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations and recorded a charge of $21.5 million, both before and after taxes. For further discussion on this change see Note 3, “Accounting Change” in our unaudited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitment and Contractual Obligations

Our principal outstanding contractual obligations relate to our senior bank facilities, other long-term debt, operating leases, purchase obligations, pension obligations and our redeemable preferred stock. The following table summarizes our contractual obligations at April 2, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in the future:

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2004	2005	2006	2007	2008	2009 and Thereafter
Standby letter of credit	$15.7	$3.6	$9.3	$0.7	$—	$—	$2.1

	Payments Due by Period
Contractual obligations	Total	Remainder of 2004	2005	2006	2007	2008	2009 and Thereafter
Long-term debt	$1,141.2	$11.1	$13.0	$154.0	$226.0	$195.4	$541.7
Operating leases	17.2	6.7	5.8	2.6	0.8	0.3	1.0
Other long-term obligations — pension plans	37.9	10.2	21.7	1.7	1.5	1.3	1.5
Redeemable preferred stock	163.8	—	—	—	—	—	163.8
Purchase obligations:
Capital purchase obligations	0.5	0.5	—	—	—	—	—
Foundry and inventory purchase obligations	31.5	31.5	—	—	—	—	—
Mainframe support	15.3	6.2	7.4	1.7			—
Information technology and communication services	44.4	19.1	8.9	6.1	4.6	5.7	—
Other	2.9	1.4	0.9	0.6	—	—	—

Total contractual obligations	$1,454.7	$86.7	$57.7	$166.7	$232.9	$202.7	$708.0

Our long-term debt includes $320.1 million under senior bank facilities, $124.7 million of senior secured notes (net of unamortized discount) due 2010, $190.4 million of senior secured notes (net of unamortized discount) due 2008, $260.0 million of senior subordinated notes due 2009, $143.4 million under the junior subordinated note, $23.0 million under a note payable to a Japanese bank, $20.0 million under a loan facility with a Chinese bank, $46.8 million under a loan facility with another Chinese bank and $12.8 million of capital lease obligations. See Note 6 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our Series A Cumulative Convertible Redeemable Preferred Stock is redeemable at the holder’s option anytime after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under our senior bank facilities, senior subordinated notes and other documents relating to our indebtedness. The amount shown in the table above assumes no conversion of the preferred stock or redemption until the earliest redemption date of September 7, 2009. We are required to accrete the value of the preferred stock to its redemption value, and any resulting non-cash charge would reduce net income applicable to common stock for purposes of calculating earnings per share.

Our balance of cash and cash equivalents was $221.4 million at April 2, 2004. We believe we have sufficient cash to meet our liquidity needs over the next twelve months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $12.6 million were outstanding under the revolving facility at April 2, 2004. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and for debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through April 2, 2005. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended April 2, 2004, December 31, 2003, and April 4, 2003, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles:

	Quarter Ended
	April 2, 2004	December 31, 2003	April 4, 2003(1)
Net loss	$(47.6)	$(42.4)	$(50.5)
Plus:
Depreciation and amortization	26.3	27.2	36.0
Interest expense	34.3	35.0	39.1
Interest income	(0.4)	(0.6)	(0.7)
Income tax provision (benefit)	1.6	1.4	2.2

EBITDA	14.2	20.6	26.1
Increase (decrease):
Interest expense	(34.3)	(35.0)	(39.1)
Interest income	0.4	0.6	0.7
Income tax provision (benefit)	(1.6)	(1.4)	(2.2)
Loss on sale of fixed assets	12.1	0.4	0.3
Loss on debt prepayment	33.0	1.3	3.5
Amortization of debt issuance costs and debt discount	1.9	1.8	2.2
Provision for excess inventories	—	4.6	4.0
Cumulative effect of accounting change	—	—	21.5
Non-cash impairment of property, plant and equipment	—	20.2	—
Non-cash impairment of other long-lived assets	—	4.3	—
Non-cash interest on junior subordinated note payable to Motorola	3.5	3.2	3.3
Deferred income taxes	(0.8)	5.1	(2.5)
Stock compensation expense	—	—	0.1
Other	1.2	0.6	1.6
Changes in operating assets and liabilities	3.2	1.5	(14.9)

Net cash provided by operating activities	$32.8	$27.8	$4.6

(1)	Amounts have been revised from those previously reported in the Quarterly Report on Form 10-Q for the quarter ended April 4, 2003 to reflect the consolidation of our majority-owned investment in Leshan-Phoenix Semiconductor and the change in methodology for recognizing actuarial gains or losses relating to the defined benefit pension obligations.

As discussed in “Debt Instruments, Guarantees and Related Covenants” included elsewhere in this report, our debt covenants require us to maintain minimum adjusted EBITDA levels, as defined by our credit agreement. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing raw materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers, and contract termination costs. Our working capital, including cash, was $250.8 million at April 2, 2004.

The components of our working capital at April 2, 2004 and December 31, 2003 are set forth below, followed by explanations for significant changes between December 31, 2003 and April 2, 2004:

	April 2, 2004	December 31, 2003	Change
Current assets
Cash and cash equivalents	$221.4	$186.6	$34.8
Receivables, net	153.4	136.1	17.3
Inventories, net	183.8	171.6	12.2
Other current assets	32.5	25.7	6.8
Deferred income taxes	3.1	2.7	0.4

Total current assets	594.2	522.7	71.5

Current liabilities
Accounts payable	$126.5	$115.7	$10.8
Accrued expenses	102.7	89.9	12.8
Income taxes payable	1.7	1.7	—
Accrued interest	16.1	25.3	(9.2)
Deferred income on sales to distributors	81.1	66.2	14.9
Current portion of long-term debt	15.3	11.4	3.9

Total current liabilities	343.4	310.2	33.2

Net working capital	$250.8	$212.5	$38.3

The increase in cash and cash equivalents of $34.8 million is primarily attributable to cash provided by operating activities of $32.8 million and by unused proceeds from the February 2004 equity offering, partially offset by capital expenditures during the quarter of $30.6 million. See further discussion under “Key Financing Events”.

The increase in accounts receivable is primarily attributable to an increase in sales during the first quarter of 2004 as compared to the last quarter of 2003. Revenue growth could cause further growth in our receivable portfolio, unless such growth can be offset by reduced credit terms or improved collection rates.

The increase in inventory is attributable to an increase in production at the end of the first quarter of 2004 necessitated by increased backlog. Improved demand could cause a further increase in inventory if we expand production in response.

The increase in other current assets during the first quarter of 2004 is primarily due to a receivable in connection with the sale-leaseback of certain IT systems, as well as increases in certain value added tax (VAT) amounts in Europe.

The increase in accounts payable in the first quarter of 2004 was mainly a result of inventory build up to meet projected demand increases.

The increase in accrued expenses was attributable to an increase in accrued payroll and accrued bonuses, as well as related employee benefit accruals. These increases were partially offset by a net decrease in sales reserves due to payments under certain distribution sale incentive programs.

The decrease in accrued interest is primarily attributable to the repayment of loans under our second lien senior secured notes with the proceeds of the February 2004 equity offering that accelerated certain interest payments to the first quarter of 2004.

The increase in deferred income is attributable to increased inventory levels at distributors as compared to December 31, 2003 as a result of increased resales to distributors of 11-12% and price increases in the distribution channel by 2-3%.

The decrease in current portion of long-term debt relates to the effects of our refinancing activities as described in “Key Financing Events” below.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to more efficiently utilize our existing manufacturing assets and supply arrangements. As we have consolidated our operations in few locations, we have not needed to incur large capital expenditures. Accordingly, our capital expenditures during 2003 and 2004 have been at less than historical rates. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $30.6 million during the first quarter of 2004 and $6.2 million during the first quarter of 2003. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign and domestic defined benefit pension plans and other miscellaneous liabilities. Our annual funding for the pension plan obligations is equal to the minimum legal required amount in each jurisdiction in which the plans operate. This annual amount is dependent upon many actuarial assumptions.

Key Financing Events

Overview

Set forth below is a summary of the recent key financing events affecting our capital structure.

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

In November 2003, we further amended our senior bank facilities to, among other things, reduce the interest rate on our outstanding term loans by 0.75%. In November 2003, we extended the maturity of our $20.0 million loan facility with a Chinese bank for an additional three years under the same terms and conditions. In December 2003, we prepaid approximately $48.0 million of loans under our senior bank facilities with the proceeds from a new loan facility with a Chinese bank that bears interest at LIBOR plus 1.5%, as compared to LIBOR plus 3.25% then payable under our senior bank facilities.

In the first quarter of 2004, we used the net proceeds of the sale of approximately 34.4 million shares of our common stock at a public offering price of $6.98 per share to redeem $70 million principal amount of our first lien senior secured notes due 2010 and $105 million principal amount of our second lien senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes plus accrued and unpaid interest to the redemption date. The remaining proceeds will be used for general corporate purposes. In connection with the offering we further amended our senior bank facilities to permit us to use the proceeds of such offering within 270 days of completion to purchase, redeem or retire a portion of our senior subordinated notes due 2009 and our first lien senior secured notes and second lien senior secured notes.

In April 2004, we further amended our senior bank facilities. See “April 2004 Amendment to Senior Bank Facilities and Loan Repricing” below.

The details of each of these financing events are outlined below. Also, see Note 6 “Long-Term Debt” and Note 7 “Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

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

November 2003 Amendment to Senior Bank Facilities and Loan Repricing

In November 2003, we refinanced $368.5 million of term loans under our senior bank facilities. We replaced our tranche B, tranche C and tranche D term loan facilities under our senior bank facilities with a single new tranche E term loan facility with terms, other than the interest rate, that are identical to those of the tranche D term loan facility. The tranche E term loan was due throughout 2006 and 2007, ending in 2007. We also reduced the interest rate on our term loans by 0.75% per annum. Costs incurred in connection with this refinancing totaled $1.0 million, of which $0.2 million was attributable to third party costs, which were expensed as incurred and included in loss on debt prepayment in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2003. The remaining $0.8 million of debt refinancing costs were included in other assets in our consolidated balance sheet and are being amortized using the effective interest method.

December 2003 Chinese Bank Loan

In December 2003, we prepaid approximately $48.0 million of the tranche E term loans under our senior bank facilities with the proceeds from a new loan provided to our joint venture in Leshan, China by the China Construction Bank. The loan facility is comprised of two $24 million tranches. The first tranche has a 10-year term with a balloon payment due December 2013; the second tranche has a three-year term with scheduled principal payments through December 2006, which is extendible for an additional three years under certain circumstances. Each tranche bears interest at a rate of LIBOR plus 1.5% per annum, payable quarterly as compared to LIBOR plus 3.25% then payable under our senior bank facilities.

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, Texas Pacific Group, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $226.7 million (after deducting the underwriters’ discounts of $10.8 million and offering expenses of $2.4 million). We used a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first lien senior secured notes and $105.0 million outstanding principal amount of our second lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We intend to use the remaining net proceeds for general corporate purposes. In connection with this redemption, we wrote off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by the selling stockholder.

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

April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, we commenced a cash tender offer for all of our outstanding 12% Senior Subordinated Notes due 2009. The total consideration offered for each $1,000 dollars of principal amount of notes tendered was $1,089.06, plus accrued interest, if any, to the repurchase date. The Company anticipates redeeming any remaining outstanding senior subordinated notes after the cash tender offer on or about August 1, 2004 at 106% of par value. In order to finance the cash tender offer, we issued $260.0 million of Zero Coupon Convertible Senior Subordinated Notes due 2024. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

Holders may convert the notes into shares of our common stock at a conversion rate of 101.8849 shares per $1,000 principal amount of notes before April 15, 2024 under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2004 through maturity if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; (4) after the date, if ever, on which either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services assigns an initial credit rating to the notes, during any period in which the credit rating assigned to the notes by either Moody’s or S&P is three or more rating subcategories below the initial credit rating assigned by Moody’s or S&P, as the case may be, or any period in which the notes are no longer rated by either Moody’s or S&P, as the case may be, if such ratings agency had previously rated the notes; or (5) upon the occurrence of certain corporate events. Beginning April 15, 2010, we may redeem any of the notes at specified redemption prices. Holders may require us to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of our senior indebtedness.

We received net proceeds of approximately $251.2 million from the sale of the notes (and would receive approximately $280.3 million if the initial purchasers’ right to purchase up to an additional $30.0 million principal amount of note is exercised in full), after deducting discounts and commissions and estimated offering expenses.

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 we refinanced $320.5 million of loans under our senior bank facilities. We replaced our tranche E term loan facility with a new tranche F term loan facility, which bears interest at a rate that is 0.50% per annum lower than the rate borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility will be due throughout 2008 and 2009, provided that, if we have not redeemed or repurchased our second lien senior secured notes in full prior to November 14, 2007, the tranche F term loan facility will mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit us to use for general corporate purposes up to $30 million of the proceeds from the sale of East Greenwich manufacturing facility;

•	subject to certain restrictions, permit us to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first lien senior secured notes, second lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bears interest at a rate that is 0.50% per annum lower than the rate borne by the existing revolving facility.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of April 2, 2004 and December 31, 2003:

	April 2, 2004		December 31, 2003
	Interest Rate	Balance	Interest Rate	Balance
Senior Bank Facilities:
Tranche E	4.3750%	$320.1	4.4375%	$320.1

First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually, net of debt discount of $5.3 and $8.4		124.7		191.6

Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $4.6 and $7.4		190.4		292.6

12% Senior Subordinated Notes due 2009, interest payable semi-annually		260.0		260.0

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity		143.4		139.9

2.3% Note payable to Japanese bank due 2010, interest payable semi-annually		23.0		24.3

Loan with a Chinese bank due 2006, interest payable quarterly at 3.1% and 3.5%, respectively		20.0		20.0

Loan with a Chinese bank, interest payable quarterly at 2.7%		46.8		48.0

Capital lease obligations		12.8		6.4

		1,141.2		1,302.9
Less: Current maturities		(15.3)		(11.4)

		$1,125.9		$1,291.5

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

As of April 2, 2004, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our first lien senior secured notes due 2010, second lien senior secured notes due 2008 and our senior subordinated notes due 2009. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and indentures through April 2, 2005.

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

Accounting Change

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

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.12 per share, both before and after income taxes, and has been reflected as the cumulative effect of accounting change in our consolidated statement of operations and comprehensive loss for the quarter ended April 4, 2003. The effect of the change for the quarter ended April 4, 2003 was to decrease the loss before cumulative effect of accounting change by $1.6 million or $0.01 per share, both before and after income taxes, and to increase the net loss by $19.9 million or $0.11 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

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

Convertible Redeemable Preferred Stock.    After September 7, 2009, the convertible redeemable preferred stock is convertible into common stock or redeemable for cash at 50% of the fair market value of the stock into which it is convertible. We account for the difference between the carrying amount of our convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as our stock price changes and as additional dividends accrue. Based on the average closing price of our common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for the fourth quarter of 2003 was $0.5 million. For the first quarter of 2004 the average closing price used in the accretion calculation was $7.955 and resulted in a charge of $1.8 million.

Contingencies.    We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached final consensuses on Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (Issue 03-6). Issue 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. The Company does not expect the adoption of Issue 03-6 to impact its financial condition or results of operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to second quarter 2004 revenues, gross margins and average selling prices, research and development expenses as a percentage of revenues, and sales and marketing expenses as a percentage of revenues, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2003 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At April 2, 2004, our long-term debt (including current maturities) totaled $1,141.2 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $754.3 million. We do have interest rate exposure with respect to the $386.9 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of April 2, 2004, we had one interest rate swap covering $100.0 million of our variable interest rate debt. A 50 basis point change in interest rates would not materially change our expected interest expense for the next twelve months.

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

Item 4.    Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

As summarized below, during the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our board of Directors (“Committee”), pre-approved certain non-audit services to be provided by our independent accountants, PricewaterhouseCoopers LLP. During a meeting on January 30, 2004, the Committee pre-approved non audit services to be performed, consisting of tax services. During a meeting on March 4, 2004, the Committee pre-approved non-audit services to be performed, consisting of audit related and tax services. During a meeting on April 26, 2004, the Committee pre-approved audit related services. During a meeting on May 4, 2004, the Committee pre-approved tax services.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits—

Exhibit No.	Description

Exhibit 4.1	Purchase Agreement dated as of March 31, 2004, ON Semiconductor Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. Lehman Brothers Inc. relating to $260,000,000 zero coupon convertible senior subordinated note due 2024

Exhibit 10.1	Waiver and Amendment dated as of March 30, 2004, to the Credit Agreement dated as of August 4, 1999, as amended and restated as of November 25, 2003, among on Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank as administrative agent

Exhibit No.	Description

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K—

During the first quarter of 2004 we filed or furnished twelve reports on Form 8-K 1) dated and filed January 2, 2004, (2) dated January 2, 2004, and filed January 5, 2004, (3) dated January 2, 2003 and filed January 5, 2004, (4) dated and filed January 27, 2004, (5) dated and furnished January 27, 2004, (6) dated February 2, 2004 and furnished February 3, 2004, (7) dated and filed February 4, 2004, (8) dated February 9, 2004 and filed February 10, 2004, (9) dated March 30, 2004 and furnished March 31, 2004, (10) dated March 30, 2004, and furnished March 31, 2004, (11) dated March 30, 2004 and filed March 31, 2004, and (12) dated and filed April 1, 2004.

The January 2, 2004 report was filed pursuant to Items 5 and 7, reported on and included as exhibits audited and unaudited financial statements of certain of our subsidiaries pursuant to Rule 3-16 of Regulation S-X, which requires separate company financial statements for affiliates whose securities collateralize registered securities if certain significance tests are met, and a related consent from PricewaterhouseCoopers LLP.

The January 2, 2004 report was filed pursuant to Items 5 and 7, reported the announcement of our and our principal operating company, Semiconductor Components Industries, LLC, refinancing of approximately $48 million of term loans under our senior bank facilities with the proceeds of a new loan provided to ON Semiconductor’s joint venture in Leshan, China by the China Construction Bank, and included as an exhibit a news release dated January 2, 2004 titled “ON Semiconductor Refinances a Portion of its Bank Debt.”

The January 2, 2004 report filed pursuant to Items 5 and 7, reported the announcement of our filing of a shelf registration statement with the Securities and Exchange Commission relating to an offering, from time to time, of up to 63.3 million shares of our common stock, and included as an exhibit a news release dated January 2, 2004 titled “ON Semiconductor Files Shelf Registration Statement for Common Stock.”

The January 27, 2004 report filed pursuant to Items 5 and 7, reported the announcement of a proposed common stock offering of 47.0 million shares, including 34.0 million shares offered by us and 13.0 million shares offered by a selling stockholder, and included as an exhibit a news release dated January 27, 2004 titled “ON Semiconductor Announces Offering of Common Stock.”

The January 27, 2004 report was furnished pursuant to Item 12, provided updated revenue guidance for our fourth quarter of 2003 and commented on our first quarter 2004, and included as an exhibit a news release dated January 27, 2004 titled “ON Semiconductor Updates Financial Guidance for Fourth Quarter 2003 and Comments on First Quarter 2004.” The discussion under Item 12 of this Form 8-K and the attached exhibit were furnished to, but not filed with, the Securities and Exchange Commission.

The February 2, 2004 report was furnished pursuant to Item 12, provided results for the quarter and year ended December 31, 2003, and included as an exhibit a news release dated February 2, 2004 titled “ON Semiconductor Reports Fourth Quarter and 2003 Annual Results.” The discussion under Item 12 of this Form 8-K and the attached exhibit were furnished to, but not filed with the Securities and Exchange Commission.

The February 4, 2004 report was filed pursuant to Items 5 and 7, reported the announcement of the pricing of our common stock, and included as exhibits the underwriting agreement for the offering and a news release dated February 4, 2004 titled “ON Semiconductor Announces Pricing of Common Stock Offering.”

The February 9, 2004 report was filed pursuant to items 5 and 7, and reported the announcement of the completion of our common stock offering and our call for the redemption of our senior secured notes, and included as an exhibit the news release dated February 9, 2004 titled “ON Semiconductor Announces Completion of Common Stock Offering and Calls for Redemption of Senior Secured Notes.”

The March 30, 2004 report was furnished pursuant to Item 12, and provided updated revenue guidance for our first quarter of 2004 and commented on our second quarter of 2004 outlook, and included as an exhibit a news release dated March 30, 2004 titled “ON Semiconductor Raises Guidance for First Quarter 2004 and Comments on Second Quarter 2004.” The discussion under Item 12 of this Form 8-K and the attached exhibit were furnished to, but not filed with, the Securities and Exchange Commission.

The March 30, 2004, report was filed pursuant to Items 5 and 7, reported the announcement of our proposed offering of convertible senior subordinated notes, and included as an exhibit the new release dated March 30, 2004 titled “ON Semiconductor Announces Proposed Offering of Convertible Senior Subordinated Notes.”

The March 30, 2004 report was filed pursuant to Items 5 and 7, reported the announcement that we filed a shelf registration statement with the Securities and Exchange Commission relating to the offer, from time to time, of up to approximately 111.8 million shares of common stock by TPG Advisors II, Inc. a selling stockholder, and included as an exhibit the new release dated March 30, 2004 titled “ON Semiconductor Files Shelf Registration Statement for Common Stock.”

The April 1, 2004 report was filed pursuant to Items 5 and 7, reported the announcement that we priced our zero coupon convertible notes, and included as an exhibit a news release dated April 1, 2004 titled “ON Semiconductor Prices Zero Coupon Convertible Notes.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004	ON SEMICONDUCTOR CORPORATION

	By:	/s/ DONALD COLVIN
Donald Colvin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBITS

Exhibit No.	Description

Exhibit 4.1	Purchase Agreement dated as of March 31, 2004, ON Semiconductor Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. Lehman Brothers Inc. relating to $260,000,000 zero coupon convertible senior subordinated note due 2024

Exhibit 10.1	Waiver and Amendment dated as of March 30, 2004, to the Credit Agreement dated as of August 4, 1999, as amended and restated as of November 25, 2003, among on Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank as administrative agent

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002