Form 10-Q
period 2004-07-02
ON SEMICONDUCTOR CORP
filed 2004-08-06
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).    Yes ☒    No☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 2, 2004:

Class	Number of Shares
Common Stock; $.01 par value	253,676,537

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

(unaudited)

	July 2, 2004	December 31, 2003
Assets
Cash and cash equivalents	$257.7	$186.6
Receivables, net	161.0	136.1
Inventories, net	197.3	171.6
Other current assets	26.5	25.7
Deferred income taxes	3.5	2.7

Total current assets	646.0	522.7
Property, plant and equipment, net	490.1	499.1
Deferred income taxes	2.0	1.3
Goodwill	77.3	77.3
Other assets	46.7	61.0

Total assets	$1,262.1	$1,161.4

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Deficit
Accounts payable	$125.0	$115.7
Accrued expenses	108.1	89.9
Income taxes payable	3.2	1.7
Accrued interest	10.2	25.3
Deferred income on sales to distributors	98.7	66.2
Current portion of long-term debt	47.0	11.4

Total current liabilities	392.2	310.2
Long-term debt	1,127.0	1,291.5
Other long-term liabilities	57.9	58.2

Total liabilities	1,577.1	1,659.9

Commitments and contingencies (See Note 9)	—	—

Minority interests in consolidated subsidiaries	25.7	26.4

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value—$125.0 and $131.7	126.2	119.7

Common stock ($0.01 par value, 500,000,000 shares authorized, 253,655,587 and 217,299,893 shares issued and outstanding)	2.5	2.2
Additional paid-in capital	1,117.0	891.3
Accumulated other comprehensive loss	(1.6)	(4.4)
Accumulated deficit	(1,584.8)	(1,533.7)

Total stockholders’ deficit	(466.9)	(644.6)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,262.1	$1,161.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenues	$333.5	$256.2	$641.7	$525.7
Cost of revenues	221.1	182.3	433.4	377.0

Gross profit	112.4	73.9	208.3	148.7

Operating expenses:
Research and development	25.0	20.4	48.5	41.5
Selling and marketing	19.9	15.6	38.3	31.7
General and administrative	18.5	18.7	35.7	38.3
Amortization of intangible asset	—	2.9	—	5.9
Restructuring, asset impairments and other, net	0.9	34.6	14.0	34.6

Total operating expenses	64.3	92.2	136.5	152.0

Operating income	48.1	(18.3)	71.8	(3.3)

Other income (expenses):
Interest expense	(23.8)	(39.0)	(58.1)	(78.1)
Interest income	0.6	0.5	1.0	1.2
Realized and unrealized foreign currency gains or losses	1.0	0.5	(0.7)	1.8
Loss on debt prepayment	(27.4)	—	(60.4)	(3.5)

Other income (expenses), net	(49.6)	(38.0)	(118.2)	(78.6)

Loss before income taxes, minority interests and cumulative effect of accounting change	(1.5)	(56.3)	(46.4)	(81.9)
Income tax provision	(1.6)	(2.3)	(3.2)	(4.5)
Minority interests	(0.4)	1.1	(1.5)	(0.1)

Loss before cumulative effect of accounting change	(3.5)	(57.5)	(51.1)	(86.5)
Cumulative effect of accounting change, net of tax of $0	—	—	—	(21.5)

Net loss	(3.5)	(57.5)	(51.1)	(108.0)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	—	(1.7)	—
Less: Convertible redeemable preferred stock dividends	(2.4)	(2.2)	(4.8)	(4.4)

Net loss applicable to common stock	$(5.8)	$(59.7)	$(57.6)	$(112.4)

Comprehensive loss:
Net loss	$(3.5)	$(57.5)	$(51.1)	$(108.0)
Foreign currency translation adjustments	(0.8)	(0.4)	(0.1)	0.3
Additional minimum pension liability adjustment	—	—	—	19.6
Effects of cash flows hedges	1.7	1.7	2.9	3.1

Comprehensive loss	$(2.6)	$(56.2)	$(48.3)	$(85.0)

Loss per common share:
Basic(1):
Net loss applicable to common stock before cumulative effect of accounting change	$(0.02)	$(0.34)	$(0.24)	$(0.51)
Cumulative effect of accounting change	—	—	—	(0.12)

Net loss applicable to common stock	$(0.02)	$(0.34)	$(0.24)	$(0.64)

Diluted(1):
Net loss applicable to common stock before cumulative effect of accounting change	$(0.02)	$(0.34)	$(0.24)	$(0.51)
Cumulative effect of accounting change	—	—	—	(0.12)

Net loss applicable to common stock	$(0.02)	$(0.34)	$(0.24)	$(0.64)

Weighted average common shares outstanding:
Basic	253.3	176.8	239.6	176.6

Diluted	253.3	176.8	239.6	176.6

(1)	Certain amounts may not total due to the rounding of individual components.

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Cash flows from operating activities:
Net loss	$(3.5)	$(57.5)	$(51.1)	$(108.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24.8	36.6	51.1	72.6
Loss on sale of fixed assets	—	—	12.1	—
Loss on debt prepayment	27.4	—	60.4	3.5
Amortization of debt issuance costs and debt discount	1.8	2.4	3.7	4.6
Provision for excess inventories	1.6	2.3	1.6	6.3
Cumulative effect of accounting change	—	—	—	21.5
Non-cash impairment write-down of property, plant and equipment	—	10.5	—	10.5
Non-cash interest on junior subordinated note payable to Motorola	3.5	3.2	7.0	6.5
Non-cash write down of intangible asset	—	20.8	—	20.8
Deferred income taxes	(0.7)	—	(1.5)	(2.5)
Stock compensation expense	—	—	—	0.1
Other	0.8	1.3	2.0	3.2
Changes in assets and liabilities:
Receivables	(7.8)	(0.7)	(25.1)	(12.7)
Inventories	(15.1)	(7.4)	(27.3)	(18.4)
Other assets	(0.4)	(3.5)	5.6	4.1
Accounts payable	(1.3)	5.3	9.4	38.9
Accrued expenses	7.6	(0.7)	19.2	(16.0)
Income taxes payable	1.5	2.0	1.5	5.8
Accrued interest	(5.9)	5.1	(15.1)	(15.7)
Deferred income on sales to distributors	17.6	(3.9)	32.5	(6.5)
Other long-term liabilities	1.0	(3.7)	(0.3)	(1.9)

Net cash provided by operating activities	52.9	12.1	85.7	16.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(18.1)	(18.4)	(48.7)	(24.6)
Acquisition of minority interests in consolidated subsidiaries	—	(1.8)	—	(1.8)
Proceeds from collection of receivable from sale of property, plant and equipment	3.8	—	3.8	—

Net cash used in investing activities	(14.3)	(20.2)	(44.9)	(26.4)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	260.0	—	260.0	190.9
Proceeds from issuance of common stock under the employee stock purchase plan	0.5	0.2	1.0	0.4
Proceeds from stock option exercises and warrants	0.6	0.3	4.5	0.3
Proceeds from issuance of common stock, net of issuance costs	(0.6)	—	228.3	—
Payment of capital lease obligation	(3.6)	—	(4.2)	—
Payment of debt issuance and amendment costs	(9.8)	(1.3)	(10.1)	(10.6)
Dividend to minority shareholder of consolidated subsidiary	(1.1)	—	(2.1)	—
Redemption fees on repayment of long-term debt	(20.9)	—	(41.9)	—
Repayment of long-term debt	(227.0)	—	(404.9)	(180.9)

Net cash provided by (used in) financing activities	(1.9)	(0.8)	30.6	0.1

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.1	(0.3)	0.4

Net increase (decrease) in cash and cash equivalents	36.3	(8.8)	71.1	(9.2)
Cash and cash equivalents, beginning of period	221.4	190.0	186.6	190.4

Cash and cash equivalents, end of period	$257.7	$181.2	$257.7	$181.2

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

The accompanying unaudited financial statements as of July 2, 2004 and for the three months and six months ended July 2, 2004 and July 4, 2003, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2003 and for the year then ended included in the Company’s annual report on Form 10-K/A, as amended, for the year ended December 31, 2003.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables, and deferred tax assets; accruals for customer incentives, warranties, and restructuring charges, inventory write-downs and pension obligations; the fair values of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation. These changes had no impact on previously reported net loss or stockholders’ deficit.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2:  Liquidity

During the quarter and six months ended July 2, 2004, the Company incurred a net loss of $3.5 million and $51.1 million, respectively, compared to a net loss of $57.5 million and $108.0 million, respectively, for the quarter and six months ended July 4, 2003. The Company’s net loss included net charges from restructuring, asset impairments and other, net of $0.9 million and $14.0 million, respectively for the quarter and six months ended July 2, 2004 as compared to $34.6 million for the quarter and six months ended July 4, 2003. The Company’s net loss for the quarter and six months ended July 2, 2004 also included charges of $27.4 million and $60.4 million, respectively, for loss on debt prepayment as compared to charges of $3.5 million for the six months ended July 4, 2003. The Company’s net loss for the six months ended July 4, 2003 included a charge of $21.5 million relating to a change in accounting principle described in Note 3. Net cash provided by operating activities was $52.9 million and $85.7 million for the quarter and six months ended July 2, 2004, respectively, as compared to net cash provided by operating activities of $12.1 million and $16.7 million for the quarter and six months ended July 4, 2003, respectively.

At July 2, 2004, the Company had $257.7 million in cash and cash equivalents, net working capital of $253.8 million, term and revolving debt of $1,174.0 million in the aggregate and a stockholders’ deficit of $466.9 million. The Company’s long-term debt includes $320.2 million (net of discount) under its senior bank facilities; $124.9 million (net of discount) of its 12% first-lien senior secured notes due 2010; $190.6 million (net of discount) of its 13% second-lien senior secured notes due 2008; $34.2 million of its 12% senior subordinated notes due 2009; $260.0 million of its zero coupon convertible senior subordinated notes due 2024; $146.9 million under its 10% junior subordinated note due 2011; $22.4 million under a note payable to a Japanese bank due 2010; $65.6 million under loan facilities with Chinese banks; and $9.2 million of capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements as of July 2, 2004 and expects to remain in compliance over the next twelve months.

In February 2004, the Company completed a public offering of common stock resulting in net proceeds of $226.7 million, after deducting the underwriting discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, which includes $1.3 million that were unpaid as of July 2, 2004 and $0.3 million of bank amendment fees that were paid as of July 2, 2004. The net proceeds were used to redeem $70.0 million principal amount of the Company’s 13% senior secured notes due 2010 and $105.0 million principal amount of the 12% senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds were used for general corporate purposes.

In April 2004, the Company commenced a cash tender offer for all of its outstanding 12% Senior Subordinated Notes due 2009. The Company redeemed $225.8 million as of July 2, 2004, and redeemed the remaining $34.2 million outstanding principal amount of senior subordinated notes on August 2, 2004 at 106% of par value, using cash and cash equivalents. In order to finance the cash tender offer, the Company issued $260.0 million of zero coupon convertible senior subordinated notes due 2024 and cash on hand. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as to enable it to maintain compliance with its various debt agreements through July 2, 2005. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4:  Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2003	2004 Charges	2004 Usage	2004 Adjustments	Reserve Balance at July 2, 2004
June 2004
Cash employee separation charges	$—	$1.5	$—	$—	$1.5

March 2004
Cash employee separation charges	—	0.3	(0.2)	—	0.1
Cash exit costs	—	0.1	(0.1)	—	—
Loss on sale of fixed assets	—	12.0	(12.0)	—	—

	—				0.1

December 2003
Cash employee separation charges	5.2	1.3	(1.5)	—	5.0
Cash exit costs	0.4	0.2	(0.3)	—	0.3

	5.6				5.3

September 2003
Cash employee separation charges	0.5	—	(0.4)	—	0.1

December 2002
Cash employee separations charges	3.1	—	(1.3)	(1.2)	0.6
Cash exit costs	0.7	—	(0.1)	(0.4)	0.2

	3.8				0.8

June 2002
Cash exit costs	2.5	—	—	—	2.5

March 2002
Cash employee separations charges	0.3	—	(0.1)	—	0.2

June 2001
Cash exit costs	0.4	—	—	—	0.4

	$13.1	$15.4	$(16.0)	$(1.6)	$10.9

As of July 2, 2004, the $10.9 million reserve balance was comprised of $7.5 million of employee severance charges and $3.4 million of exit costs, which consisted of $2.5 million in contract termination charges and $0.9 million of facility closure and lease termination charges. A reconciliation of the activity in the table above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter and six months ended July 2, 2004, follows (in millions):

	Quarter Ended April 2, 2004	Quarter Ended July 2, 2004	Six Months Ended July 2, 2004
2004 Charges	$13.1	$2.3	$15.4
Plus: Charges related to the termination of an executive officer (June 2004)	—	0.2	0.2
Less: Adjustments to prior year charges	—	(1.6)	(1.6)

	$13.1	$0.9	$14.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

June 2004

In June 2004, the Company recorded $2.3 million in restructuring, asset impairment and other, net charges, which includes $2.1 million of employee separation charges and $0.2 million of exit costs.

The employee separation charges of $2.1 million include $1.5 million for the termination of approximately 190 additional employees at Roznov, Czech Republic due to the previously announced transfer of the Company’s back-end manufacturing lines in Roznov to Malaysia and the Philippines. All terminations and associated severance payments related to these charges are expected to be completed by the first quarter of 2005.

The remaining $0.6 million of employee separation charges relates to the previously announced shutdown of the Company’s back-end manufacturing lines in Roznov. This amount represents a portion of the total severance benefits for approximately 460 employees. The Company previously recorded a similar charge of $0.5 million in the fourth quarter of 2003 and $0.7 million in the first quarter of 2004, and management estimates that additional severance charges of approximately $0.3 million related to such shutdown will be recognized ratably throughout the remainder of 2004.

Included in the $0.2 million of exit costs is $0.1 million related to certain exit activities that were completed in connection with the previously announced shutdown of manufacturing operations in East Greenwich, Rhode Island. The remaining $0.1 million of exit costs relate to the information technology (“IT”) outsourcing agreement announced in March 2004.

Also in June 2004, the Company recorded a $0.2 million charge to cover costs associated with the separation of one of the Company’s executive officers. All payments related to this charge have been completed.

The Company does not expect any additional charges related to the June 2004 restructuring activity.

March 2004

In March 2004, the Company recorded $13.1 million in restructuring, asset impairment and other, net charges. These charges included $12.0 million of loss on sale of fixed assets, $1.0 million to cover employee separation costs and $0.1 million of exit costs.

At the end of the first quarter of 2004, the Company entered into a five-year agreement with respect to the outsourcing of IT infrastructure, messaging, data center network, help desk and onsite management services. As part of the agreement, the Company sold certain system software modules, licenses and hardware for $3.8 million, which had a net book value of $15.8 million prior to the sale, resulting in a loss on sale of fixed assets of $12.0 million. The Company then leased back such system software modules and associated hardware and leased certain new hardware.

As a result of the new IT outsourcing agreement, the Company initiated a plan to reduce its current IT staffing levels. In connection with this reduction, the Company recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges are expected to be completed by the fourth quarter of 2004.

The remaining $0.7 million of employee separation charges relates to the previously announced shutdown of the Company’s back-end manufacturing lines in Roznov.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The $0.1 million of exit costs relate to certain exit activities that were completed in connection with the previously announced shutdown of manufacturing operations in East Greenwich, Rhode Island.

The Company does not expect any additional charges related to the March 2004 restructuring activity.

December 2003

The remaining restructuring reserve of $5.3 million at July 2, 2004 is comprised of $5.0 million of employee separation costs and $0.3 million related to lease termination and other exit costs.

The employee separation charges include $3.6 million for approximately 325 employees in connection with the East Greenwhich shutdown and $1.1 million for approximately 460 employees in connection with the shutdown of the Company’s back-end manufacturing lines in Roznov, Czech Republic. The Company expects to incur additional severance charges of approximately $0.3 million related to Roznov that will be recognized ratably throughout the remainder of 2004 as discussed in connection with the June 2004 activity. The remaining $0.3 million of employee separation charges relates to severance benefits for four employees in general and administrative functions in Europe. All terminations and associated severance payments are expected to be completed by the third quarter of 2005.

The $0.3 million of lease termination and other exit costs are in connection with the East Greenwhich shutdown. The Company expects to incur additional exit costs of approximately $0.1 million to $0.2 million each quarter through the remainder of 2004.

As discussed above, an additional $0.6 million of employee separation charges in the second quarter of 2004 and $0.7 million of employee separation charges in the first quarter of 2004 relate to the shutdown of the Company’s back-end manufacturing lines in Roznov, Czech Republic as well as $0.1 million of exit costs in the second quarter of 2004 and $0.1 million of exit costs in the first quarter of 2004 for certain activities in connection with the shutdown of the East Greenwich facility.

September 2003

The remaining restructuring reserve of $0.1 million at July 2, 2004 is comprised of separation costs for one terminated employee. The Company expects to settle its remaining obligations related to this restructuring program by September 2004. The Company does not expect any additional charges related to the September 2003 restructuring activity.

December 2002

In June 2004, the Company reversed $1.2 million of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems. In June 2004, the Company also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets that are no longer expected to be incurred.

The remaining restructuring reserve of $0.8 million at July 2, 2004 is comprised of $0.6 million of separation costs associated with 10 employees and $0.2 million related to lease termination and other exit costs. All terminations and associated severance payments are expected to be completed by December 2004. The Company expects to settle its remaining obligations related to the other exit costs by December 2005. The Company does not expect any additional charges related to the December 2002 restructuring activity.

June 2002

The remaining restructuring reserve of $2.5 million at July 2, 2004 relates to estimated charges associated with a manufacturing supply agreement. The Company is currently in discussions to settle the remaining obligations under this agreement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 2002

The remaining restructuring reserve of $0.2 million at July 2, 2004 relates to the unpaid separation costs associated with terminated employees. All employees have been terminated under this program and the remaining liability relating to this restructuring program is expected to be paid by June 2005. The Company does not expect any additional charges related to the March 2002 restructuring activity.

June 2001

As of July 2, 2004 the remaining liability relating to this restructuring program was $0.4 million of miscellaneous exit costs which are expected to be paid by September 2004. The Company does not expect any additional charges related to the June 2001 restructuring activity.

Note 5:  Balance Sheet Information

Balance sheet information is as follows (in millions):

	July 2, 2004	December 31, 2003
Receivables, net:
Accounts receivable	$163.5	$138.5
Less: Allowance for doubtful accounts	(2.5)	(2.4)

	$161.0	$136.1

Inventories, net:
Raw materials	$15.6	$15.2
Work in process	124.2	111.7
Finished goods	95.2	87.1

Total inventory	235.0	214.0
Less: Inventory reserves	(37.7)	(42.4)

	$197.3	$171.6

Property, plant and equipment, net:
Land	$16.0	$16.1
Buildings	350.2	350.5
Machinery and equipment	1,036.1	1,022.2

Total property, plant and equipment	1,402.3	1,388.8
Less: Accumulated depreciation	(912.2)	(889.7)

	$490.1	$499.1

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Accrued expenses:
Accrued payroll	$47.9	$28.2
Sales related reserves	17.7	18.5
Restructuring reserves	10.9	13.1
Other	31.6	30.1

	$108.1	$89.9

Other comprehensive loss:
Foreign currency translation adjustments	$1.5	$1.7
Net unrealized losses and adjustments related to cash flow hedges	(2.3)	(5.3)
Unrealized losses on deferred compensation plan investments	(0.8)	(0.8)

	$(1.6)	$(4.4)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the six months ended July 2, 2004 is as follows (in millions):

Balance as of December 31, 2003	$1.6
Provision	1.4
Usage	(0.4)
Reserve released	(0.2)

Balance as of July 2, 2004	$2.4

The activity related to the Company’s warranty reserves for the six months ended July 4, 2003 is as follows (in millions):

Balance as of December 31, 2002	$2.7
Provision	—
Usage	(0.3)

Balance as of July 4, 2003	$2.4

The Company maintains defined benefit plans for some of its domestic and foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of July 2, 2004 and December 31, 2003, the total accrued pension liability was $38.0 million and $40.2 million, respectively. The components of our net periodic pension expense for the quarter and six months ended July 2, 2004 and July 4, 2003 are as follows (in millions):

	Quarter Ended July 2, 2004			Quarter Ended July 4, 2003
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	0.6	0.2	0.8	0.4	0.3	0.7
Interest cost	0.6	0.2	0.8	0.6	0.2	0.8
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	—	0.1	0.1	0.1	0.1	0.2

Total net periodic pension cost	1.1	0.4	1.5	1.0	0.5	1.5

	Six Months Ended July 2, 2004			Six Months Ended July 4, 2003
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	1.2	0.5	1.7	0.8	0.6	1.4
Interest cost	1.2	0.4	1.6	1.2	0.4	1.6
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.2)	(0.2)	(0.4)
Amortization of prior service cost	—	0.2	0.2	0.1	0.2	0.3
Cumulative effect of accounting change	—	—	—	20.0	1.5	21.5

Total net periodic pension cost	2.2	0.9	3.1	21.9	2.5	24.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6:  Long-Term Debt

Long-term debt at July 2, 2004 and December 31, 2003 consists of the following (dollars in millions):

	July 2, 2004	December 31, 2003
Senior Bank Facilities:
Tranche E due 2007, 4.4375% interest payable monthly, net of discount of $0.4	$—	$320.1

Tranche F due 2009, 4.4375% interest payable quarterly, net of discount of $0.3	320.2	—

First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually, net of debt discount of $5.1 and $8.4	124.9	191.6

Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $4.4 and $7.4	190.6	292.6

12% Senior Subordinated Notes due 2009, interest payable semi-annually	34.2	260.0

Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	—

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	146.9	139.9

2.3% Note payable to Japanese bank due 2010, interest payable semi-annually	22.4	24.3

Loan with a Chinese bank due 2007, interest payable quarterly at 3.2% and 3.5%, respectively	20.0	20.0

Loan with a Chinese bank due 2013, interest payable quarterly at 3.4% and 2.7% respectively	45.6	48.0

Capital lease obligations	9.2	6.4

	1,174.0	1,302.9
Less: Current maturities	(47.0)	(11.4)

	$1,127.0	$1,291.5

Loss on Debt Prepayment

During the second quarter of 2004 the Company incurred $20.7 million of costs resulting from consent fees, tender offer fees and dealer manager fees upon redemption of $225.8 million outstanding principal of the 12% senior subordinated notes due 2009, and also wrote off $6.5 million of debt issuance costs and incurred $0.2 million of other fees due to the repayment.

During the first quarter of 2004 the Company incurred $21.0 million of costs resulting from the redemption premium upon repayment of $70.0 million and $105.0 million outstanding principal of the first-lien and second-lien senior secured notes, respectively, and also wrote off $12.0 million of debt issuance costs due to the repayment, as discussed in “Note 8: Common Stock”.

During the first quarter of 2003 the Company wrote off $3.5 million of debt issuance costs upon prepayment of a portion of the amounts outstanding under the Company’s senior bank facilities and revolving credit facility.

April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its outstanding 12% Senior Subordinated Notes due 2009. The total consideration offered for each $1,000 dollars of principal amount of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

notes tendered was $1,089.06, plus accrued interest, if any, to the repurchase date. As of July 2, 2004, the Company redeemed $225.8 million principal amount and redeemed the remaining $34.2 million outstanding principal amount of senior subordinated notes on August 2, 2004 at 106% of par, using cash and cash equivalents. In order to finance the cash tender offer, the Company issued $260.0 million of Zero Coupon Convertible Senior Subordinated Notes due 2024. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

Holders may convert the notes into approximately 26.5 million shares of the Company’s common stock at a conversion rate of 101.8849 shares per $1,000 principal amount of notes before April 15, 2024 under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2004 through maturity if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; (4) after the date, if ever, on which either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services assigns an initial credit rating to the notes, during any period in which the credit rating assigned to the notes by either Moody’s or S&P is three or more rating subcategories below the initial credit rating assigned by Moody’s or S&P, as the case may be, or any period in which the notes are no longer rated by either Moody’s or S&P, as the case may be, if such ratings agency had previously rated the notes; or (5) upon the occurrence of certain corporate events. Beginning April 15, 2010, we may redeem any of the notes at specified redemption prices. Holders may require us to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of our senior indebtedness. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company’s common stock.

The Company received net proceeds of approximately $251.2 million from the sale of the notes after deducting discounts and commissions and estimated offering expenses.

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 the Company refinanced $320.5 million of loans under its senior bank facilities. The Company replaced its tranche E term loan facility with a new tranche F term loan facility, which bears interest at a base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility will be due throughout 2008 and 2009, provided that, if the Company has not redeemed or repurchased its second-lien senior secured notes in full on or prior to November 15, 2007, the tranche F term loan facility will mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit the Company to use for general corporate purposes up to $30 million of the proceeds from the sale of the East Greenwich manufacturing facility;

•	subject to certain restrictions, permit the Company to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or junior subordinated note;

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bears interest at a rate that is 0.50% per annum lower than the rate borne by the existing revolving facility.

Annual maturities relating to the Company’s long-term debt as of July 2, 2004 are as follows (in millions):

Remainder of 2004	$40.8
2005	12.8
2006	45.1
2007	334.6
2008	195.5
Thereafter	545.2

$1,174.0

The above table reflects maturities of $320.2 million of the new tranche F term loan facility in 2007 and $190.6 million of the second-lien senior secured notes in 2008. However, as stipulated by the April 2004 amendment to the senior bank facilities and loan repricing, discussed previously, if the Company has redeemed or repurchased its second-lien senior secured notes in full on or prior to November 15, 2007, the new tranche F term loan facility will mature throughout 2008 and 2009.

The Company and Semiconductor Components Industries, LLC (“SCI LLC”), its primary operating subsidiary, are co-issuers of the first-lien senior secured notes, the second-lien senior secured notes and the senior subordinated notes and the Company is the sole issuer of the the zero coupon convertible senior subordinated notes (collectively, “the Notes”). The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in its joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. SCI LLC is a guarantor of the zero coupon convertible senior subordinated notes. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Prior to the fourth quarter of 2003, the Guarantor Subsidiaries also owned an investment in the Company’s Czech subsidiaries which was subsequently sold to a Non-Guarantor Subsidiary. Because this transaction was a transfer between entities under common control, the Company has accounted for this transaction in a manner similar to a pooling of interests and has restated all historical Guarantor and Non-Guarantor Subsidiary financial information to reflect the current ownership structure.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	ON Semiconductor Corporation(2)	SCI LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of July 2, 2004

Cash and cash equivalents	—	153.2	—	104.5	—	257.7
Receivables, net	—	38.6	0.3	122.1	—	161.0
Inventories, net	—	26.0	3.9	198.8	(31.4)	197.3
Deferred income taxes, current	—	—	—	3.5	—	3.5
Other current assets	—	4.2	0.2	22.1	—	26.5

Total current assets	—	222.0	4.4	451.0	(31.4)	646.0
Deferred income tax, non current	—	—	—	2.0	—	2.0
Property, plant and equipment, net	—	89.2	15.3	385.6	—	490.1
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(288.6)	131.2	39.4	39.3	125.4	46.7

Total assets	(288.6)	450.5	128.3	877.9	94.0	1,262.1

Accounts payable	—	31.5	2.8	90.7	—	125.0
Accrued expenses and other current liabilities	—	109.7	6.4	50.7	1.7	168.5
Deferred income on sales to distributors	—	25.8	—	72.9	—	98.7

Total current liabilities	—	167.0	9.2	214.3	1.7	392.2
Long-term debt(1)	609.7	787.2	—	79.8	(349.7)	1,127.0
Other long-term liabilities	—	43.1	—	14.8	—	57.9
Intercompany(1)	(557.6)	(418.1)	144.5	276.0	555.2	—

Total liabilities	52.1	579.2	153.7	584.9	207.2	1,577.1
Minority interests in consolidated subsidiaries	—	—	—	—	25.7	25.7
Redeemable preferred stock	126.2	—	—	—	—	126.2
Stockholders’ equity (deficit)	(466.9)	(128.7)	(25.4)	293.0	(138.9)	(466.9)

Liabilities, minority interests and stockholders’ equity (deficit)	(288.6)	450.5	128.3	877.9	94.0	1,262.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2003

Cash and cash equivalents	—	118.9	—	67.7	—	186.6
Receivables, net	—	31.5	—	104.6	—	136.1
Inventories, net	—	21.1	2.2	184.3	(36.0)	171.6
Other current assets	—	3.8	0.1	24.5	—	28.4

Total current assets	—	175.3	2.3	381.1	(36.0)	522.7

Deferred income tax, non current	—	—	—	1.3	—	1.3
Property, plant and equipment, net	—	94.3	15.9	388.9	—	499.1
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(732.8)	91.7	40.5	39.2	622.4	61.0

Total assets	(732.8)	369.4	127.9	810.5	586.4	1,161.4

Accounts payable	—	29.8	1.8	84.1	—	115.7
Accrued expenses and other current liabilities	—	86.2	5.2	37.2	(0.3)	128.3
Deferred income on sales to distributors	—	19.2	—	47.0	—	66.2

Total current liabilities	—	135.2	7.0	168.3	(0.3)	310.2
Long-term debt (1)	743.2	1,207.1	—	84.4	(743.2)	1,291.5
Other long-term liabilities	—	41.1	—	15.1	2.0	58.2
Intercompany (1)	(951.1)	(448.9)	143.2	308.1	948.7	—

Total liabilities	(207.9)	934.5	150.2	575.9	207.2	1,659.9
Minority interests in consolidated subsidiaries	—	—	—	—	26.4	26.4
Redeemable preferred stock	119.7	—	—	—	—	119.7
Stockholders’ equity (deficit)	(644.6)	(565.1)	(22.3)	234.6	352.8	(644.6)

Liabilities, minority interests and stockholders’ equity (deficit)	(732.8)	369.4	127.9	810.5	586.4	1,161.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended July 2, 2004
Revenues	—	138.6	21.2	423.7	(250.0)	333.5
Cost of sales	—	130.8	10.9	331.2	(251.8)	221.1

Gross profit	—	7.8	10.3	92.5	1.8	112.4

Research and development	—	7.3	2.5	15.2	—	25.0
Selling and marketing	—	12.4	0.2	7.3	—	19.9
General and administrative	—	4.0	0.1	14.4	—	18.5
Restructuring, asset impairments and other	—	(1.3)	0.1	2.1	—	0.9

Total operating expenses	—	22.4	2.9	39.0	—	64.3

Operating income (loss)	—	(14.6)	7.4	53.5	1.8	48.1
Interest expense, net	(0.3)	(10.1)	(4.6)	(8.2)	—	(23.2)
Loss on debt prepayment	—	(27.4)	—	—	—	(27.4)
Realized and unrealized foreign currency gains or losses	—	4.2	—	(3.2)	—	1.0
Equity in earnings	(3.2)	44.2	1.2	—	(42.2)	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(3.5)	(3.7)	4.0	42.1	(40.4)	(1.5)
Income tax provision	—	(0.1)	—	(1.5)	—	(1.6)
Minority interests	—	—	—	—	(0.4)	(0.4)

Income (loss) before cumulative effect of accounting change	(3.5)	(3.8)	4.0	40.6	(40.8)	(3.5)
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	(3.5)	(3.8)	4.0	40.6	(40.8)	(3.5)

For the quarter ended July 4, 2003
Revenues	—	125.2	36.9	333.4	(239.3)	256.2
Cost of sales	—	126.2	10.8	288.1	(242.8)	182.3

Gross profit	—	(1.0)	26.1	45.3	3.5	73.9

Research and development	—	4.5	3.4	12.5	—	20.4
Selling and marketing	—	8.7	0.2	6.7	—	15.6
General and administrative	—	9.1	—	9.6	—	18.7
Amortization of goodwill and other intangibles	—	—	2.9	—	—	2.9
Restructuring, asset impairments and other	—	6.0	20.8	7.8	—	34.6

Total operating expenses	—	28.3	27.3	36.6	—	92.2

Operating income (loss)	—	(29.3)	(1.2)	8.7	3.5	(18.3)
Interest expense, net	—	(25.9)	(4.7)	(7.9)	—	(38.5)
Realized and unrealized foreign currency gains or losses	—	6.7	—	(6.2)	—	0.5
Equity in earnings	(57.5)	(8.6)	0.5	—	65.6	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(57.5)	(57.1)	(5.4)	(5.4)	69.1	(56.3)
Income tax provision	—	(0.9)	—	(1.4)	—	(2.3)
Minority interests	—	—	—	—	1.1	1.1

Income (loss) before cumulative effect of accounting change	(57.5)	(58.0)	(5.4)	(6.8)	70.2	(57.5)
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	(57.5)	(58.0)	(5.4)	(6.8)	70.2	(57.5)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 2, 2004
Revenues	—	277.7	29.2	882.4	(547.6)	641.7
Cost of sales	—	250.8	22.4	712.4	(552.2)	433.4

Gross profit	—	26.9	6.8	170.0	4.6	208.3

Research and development	—	12.2	6.6	29.7	—	48.5
Selling and marketing	—	22.9	0.4	15.0	—	38.3
General and administrative	—	5.5	0.2	30.0	—	35.7
Restructuring, asset impairments and other	—	11.0	0.2	2.8	—	14.0

Total operating expenses	—	51.6	7.4	77.5	—	136.5

Operating income (loss)	—	(24.7)	(0.6)	92.5	4.6	71.8
Interest expense, net	(0.3)	(31.5)	(9.4)	(15.9)	—	(57.1)
Loss on debt prepayment	—	(60.4)	—	—	—	(60.4)
Realized and unrealized foreign currency gains or losses	—	0.2	—	(0.9)	—	(0.7)
Equity in earnings	(50.8)	63.4	2.2	—	(14.8)	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(51.1)	(53.0)	(7.8)	75.7	(10.2)	(46.4)
Income tax provision	—	0.8	—	(4.0)	—	(3.2)
Minority interests	—	—	—	—	(1.5)	(1.5)

Income (loss) before cumulative effect of accounting change	(51.1)	(52.2)	(7.8)	71.7	(11.7)	(51.1)
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	(51.1)	(52.2)	(7.8)	71.7	(11.7)	(51.1)

Net cash provided by (used in) operating activities	—	(26.4)	1.3	110.8	—	85.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22.8)	(1.3)	(24.6)	—	(48.7)
Proceeds from sales of property, plant and equipment	—	3.8	—	—	—	3.8

Net cash used in investing activities	—	(19.0)	(1.3)	(24.6)	—	(44.9)

Cash flows from financing activities:
Intercompany loans	—	(158.7)	—	158.7	—	—
Intercompany loan repayments	—	198.2	—	(198.2)	—	—
Proceeds from debt issuance, net of discount	—	260.0	—	—	—	260.0
Payment of debt issuance costs and amendment costs	—	(10.1)	—	—	—	(10.1)
Payment of capital lease obligation	—	(4.1)	—	(0.1)	—	(4.2)
Repayment of long term debt	—	(400.8)	—	(4.1)	—	(404.9)
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(2.1)	—	(2.1)
Redemption premium on repayment of long-term debt	—	(41.9)	—	—	—	(41.9)
Proceeds from issuance of common stock, net of issuance costs	—	228.3	—	—	—	228.3
Proceeds from exercise of warrants	—	—	—	—	—	—
Equity injections from Parent	—	3.3	—	—	—	3.3
Subsidiary declared dividend	—	—	—	(3.3)	—	(3.3)
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.0	—	—	—	1.0
Proceeds from stock option exercise	—	4.5	—	—	—	4.5

Net cash provided by (used in) financing activities	—	79.7	—	(49.1)	—	30.6

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	—	34.3	0.0	36.8	—	71.1
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	—	153.2	0.0	104.5	—	257.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 4, 2003
Revenues	—	261.7	52.4	684.6	(473.0)	525.7
Cost of sales	—	246.8	22.0	580.9	(472.7)	377.0

Gross profit	—	14.9	30.4	103.7	(0.3)	148.7

Research and development	—	13.5	6.9	21.1	—	41.5
Selling and marketing	—	17.6	0.3	13.8	—	31.7
General and administrative	—	18.2	—	20.1	—	38.3
Amortization of goodwill and other intangibles	—	—	5.9	—	—	5.9
Restructuring, asset impairments and other	—	6.0	20.8	7.8	—	34.6

Total operating expenses	—	55.3	33.9	62.8	—	152.0

Operating income (loss)	—	(40.4)	(3.5)	40.9	(0.3)	(3.3)
Interest expense, net	—	(50.7)	(9.6)	(16.6)	—	(76.9)
Loss on debt prepayment	—	(3.5)	—	—	—	(3.5)
Realized and unrealized foreign currency gains or losses	—	6.3	—	(4.5)	—	1.8
Equity in earnings	(108.0)	0.1	1.9	—	106.0	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(108.0)	(88.2)	(11.2)	19.8	105.7	(81.9)
Income tax provision	—	(1.8)	—	(2.7)	—	(4.5)
Minority interests	—	—	—	—	(0.1)	(0.1)

Income (loss) before cumulative effect of accounting change	(108.0)	(90.0)	(11.2)	17.1	105.6	(86.5)
Cumulative effect of accounting change	—	(20.0)	—	(1.5)	—	(21.5)

Net income (loss)	(108.0)	(110.0)	(11.2)	15.6	105.6	(108.0)

Net cash provided by (used in) operating activities	—	(13.8)	4.7	25.8	—	16.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(7.5)	(4.6)	(12.5)	—	(24.6)
Acquisition of minority interest	—	—	(1.8)	—	—	(1.8)
Equity injections from Parent	—	(1.7)	—	—	1.7	—

Net cash used in investing activities	—	(9.2)	(6.4)	(12.5)	1.7	(26.4)

Cash flows from financing activities:
Intercompany loans	—	(166.9)	—	166.9	—	—
Intercompany loan repayments	—	174.0	—	(174.0)	—	—
Proceeds from debt issuance, net of discount	—	190.9	—	—	—	190.9
Payment of debt issuance costs	—	(10.6)	—	—	—	(10.6)
Repayment of long term debt	—	(180.9)	—	—	—	(180.9)
Equity injections from Parent	—	—	1.7	—	(1.7)	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.4	—	—	—	0.4
Proceeds from stock option exercise	—	0.3	—	—	—	0.3

Net cash provided by (used in) financing activities	—	7.2	1.7	(7.1)	(1.7)	0.1

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4

Net increase in cash and cash equivalents	—	(15.8)	(0.0)	6.6	—	(9.2)
Cash and cash equivalents, beginning of period	—	121.5	—	68.9	—	190.4

Cash and cash equivalents, end of period	—	105.7	(0.0)	75.5	—	181.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only. For purposes of the Zero Coupon Convertible Senior Subordinated Notes, SCI LLC is a guarantor but not an issuer.

(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

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

At any time after September 7, 2009, the holders may require that the Company redeem their shares at a redemption price equal to the greater of (i) the stated value of the preferred stock plus all accrued and unpaid dividends thereon or (ii) 20% of the then current market price of the common stock (based upon the average closing price of the common stock over the preceding 30 trading days) and other assets and property, if any, into which one share of preferred stock is then convertible. The percentage in clause (ii) above was 50% until June 15, 2004, when the certificate of designations of the Series A preferred stock was amended to change the percentage from 50% to 20%. Upon a change of control, the holders of the preferred stock may “put” their shares to the Company at 101% of the stated value plus accumulated and unpaid dividends. The holders of the preferred stock were also granted registration rights in respect of the common stock underlying the preferred stock.

The Company is required to accrete the value of the preferred stock to its redemption value and records such accretion over the remaining period until the earliest available redemption date of September 7, 2009. Such accretion, which is influenced by changes in the market price of the Company’s common stock, adjusts net income applicable to common stock. Based on the market prices of the Company’s common stock, the Company had recorded total accretion charges of $2.3 million through April 2, 2004. Due to a decline in the Company’s stock price and the change in the applicable percentage from 50% to 20% on June 15, 2004, previously

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

recognized accretion charges of $2.3 million shall be reversed over the remaining period, by the straight-line method, until the earliest available redemption date of September 7, 2009, unless future increases to the Company’s stock price require further accretion. Accordingly, $0.1 million of previously recognized accretion charges were reversed during the second quarter of 2004. The average closing price of the Company’s common stock over the last 30 trading days preceding July 2, 2004 was $5.10, and the redemption value of the Preferred Stock would have been $125.0 million.

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

Note 8:  Common Stock

On February 9, 2004, the Company and its principal stockholder, Texas Pacific Group, completed a public offering (the “February 2004 Equity Offering”) of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 34.4 million shares (including approximately 0.4 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $6.98 per share. The net proceeds from this offering received by the Company were $226.7 million after deducting the underwriting discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, which includes $1.3 million that were unpaid as of July 2, 2004 and $0.3 million of bank amendment fees that were paid as of July 2, 2004. The Company did not receive any of the proceeds from the sale of shares by the selling stockholder. The Company used the net proceeds to redeem $70.0 million outstanding principal amount of the first-lien senior secured notes and $105.0 million outstanding principal amount of the second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. The Company used the remaining net proceeds for general corporate purposes.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Loss per share calculations for the quarters and six months ended July 2, 2004 and July 4, 2003 are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Loss before cumulative effect of accounting change	$(3.5)	$(57.5)	$(51.1)	$(86.5)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	—	(1.7)	—
Less: Convertible redeemable preferred stock dividends	(2.4)	(2.2)	(4.8)	(4.4)

Net loss applicable to common stock before cumulative effect of accounting change	(5.8)	(59.7)	(57.6)	(90.9)
Cumulative effect of accounting change	—	—	—	(21.5)

Net loss applicable to common stock	$(5.8)	$(59.7)	$(57.6)	$(112.4)

Basic weighted average common shares outstanding	253.3	176.8	239.6	176.6
Add: Incremental shares for:
Dilutive effect of stock options	—	—	—	—
Convertible redeemable preferred stock	—	—	—	—

Diluted weighted average common shares outstanding	253.3	176.8	239.6	176.6

Loss per common share
Basic(1):
Net loss applicable to common stock before cumulative effect of accounting change	$(0.02)	$(0.34)	$(0.24)	$(0.51)
Cumulative effect of accounting change	—	—	—	(0.12)

Net loss applicable to common stock	$(0.02)	$(0.34)	$(0.24)	$(0.64)

Diluted(1):
Net loss applicable to common stock before cumulative effect of accounting change	$(0.02)	$(0.34)	$(0.24)	$(0.51)
Cumulative effect of accounting change	—	—	—	(0.12)

Net loss applicable to common stock	$(0.02)	$(0.34)	$(0.24)	$(0.64)

(1)	Certain amounts may not total due to the rounding of individual components.

Basic loss per share is computed by dividing net loss, adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock, by the weighted average number of common shares outstanding during the period. In periods in which the Company generates income, the two-class method is used to calculate basic earnings per share whereby net income, adjusted for dividends, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock. The two-class method has the effect of lowering basic earnings per share of common stock in periods of income when compared to basic earnings per share calculated by the previous method, due to the allocation of undistributed earnings to preferred stockholders.

Diluted loss per share generally assumes the conversion of the convertible redeemable preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

exercise of stock options. Since basic earnings per share under the two-class method is lowered due to the allocation of undistributed earnings to preferred stockholders, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the first six months of 2004 and the first six months of 2003, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income in the quarter and six months ended July 2, 2004 and the quarter and six months ended July 4, 2003, the assumed exercise of stock options would have resulted in an additional 9.4 million and 11.0 million shares of diluted weighted average common shares outstanding in the quarter and six months ended July 2, 2004 and the assumed exercise of stock options would have resulted in an additional 3.2 million and 1.8 million shares of diluted weighted average common shares outstanding in the quarter and six months ended July 4, 2003, respectively. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares during these periods were also excluded from the diluted earnings per share calculation. The excluded options totaled 10.8 million and 6.6 million in the quarter and six months ended July 2, 2004, respectively, and 11.6 million and 16.3 million in the quarter and six months ended July 4, 2003.

In determining diluted earnings per share for the quarter and six months ended July 2, 2004 and July 4, 2003, the assumed conversion of 43.4 million and 43.0 million and 40.1 million and 39.8 million shares, respectively of the redeemable preferred stock were also excluded as the related impacts would have been anti-dilutive.

For the quarter ended July 2, 2004, the assumed conversion of the zero coupon convertible senior subordinated notes into 26.5 million shares was also excluded in determining diluted earnings per share as the conversion contingencies were not met.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the quarters and six months ended July 2, 2004 and July 4, 2003, respectively, would have been increased to the pro forma amounts indicated below (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net loss, as reported	$(3.5)	$(57.5)	$(51.1)	$(108.0)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	0.1
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6.2)	(4.0)	(12.4)	(7.5)

Pro forma net loss	(9.7)	(61.5)	(63.5)	(115.4)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	—	(1.7)	—
Less: Redeemable preferred stock dividends	(2.4)	(2.2)	(4.8)	(4.4)

Pro forma net loss applicable to common stock	$(12.0)	$(63.7)	$(70.0)	$(119.8)

Loss per share:
Basic—as reported	$(0.02)	$(0.34)	$(0.24)	$(0.64)

Basic—pro forma	(0.05)	(0.36)	(0.29)	(0.68)

Diluted—as reported	$(0.02)	$(0.34)	$(0.24)	$(0.64)

Diluted—pro forma	$(0.05)	$(0.36)	$(0.29)	$(0.68)

The fair value of option grants during the respective periods has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended		Six Months Ended
Employee Stock Options	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Expected life (in years)	5	5	5	5
Risk-free interest rate	3.65%	2.98%	3.27%	3.03%
Volatility	0.70	0.70	0.70	0.70

	Quarter Ended		Six Months Ended
Employee Stock Purchase Plan	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.93%	1.12%	0.94%	1.17%
Volatility	0.65	0.70	0.63	0.70

The weighted-average estimated fair value of employee stock options granted during the second quarters of 2004 and 2003 and the first six months of 2004 and 2003 was $3.54, $0.81, $4.12, and $0.77 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during the during the second quarters of 2004 and 2003 and the first six months of 2004 and 2003 was $1.95, $0.28, $1.81 and $0.32 per share, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9:  Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of July 2, 2004 (in millions):

Remainder of 2004	$5.1
2005	5.8
2006	2.7
2007	0.7
2008	0.3
Thereafter	0.9

Total	$15.5

The Company also enters into various capital purchase obligations, supply agreements and service agreements with various vendors. The obligations, which are not cancelable without penalty, for these types of agreements are as follows as of July 2, 2004:

Contractual obligations	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
Capital purchase obligations	$8.1	$—	$8.0	$0.1	$—	$—	$—
Foundry and inventory purchase obligations	30.6	29.8	0.8	—	—	—	—
Mainframe support	12.8	3.7	7.4	1.7	—	—	—
Various information technology and communication services	37.1	10.4	8.8	6.1	5.5	4.5	1.8
Other	3.6	1.7	1.0	0.7	0.1	0.1	—

	$92.2	$45.6	$26.0	$8.6	$5.6	$4.6	$1.8

The Company obtained a letter of credit to secure obligations of up to $2.6 million under a service agreement with an information technology vendor and $2.2 million under a hardware and software lease with an information technology vendor. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under these agreements, a portion of which could be satisfied upon payment of the letter of credit. The service agreement expires in 2006 and the lease expires in 2009. The letters of credit expire in 2005.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The parties to the proposed settlement have drafted formal settlement documents and requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement in those cases. If preliminary Court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final Court approval of the proposed settlement. Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 10: Related Party Transactions

Immediately prior to our August 4, 1999 recapitalization, the Company was a wholly-owned subsidiary of Motorola, Inc. As a result of the recapitalization, an affiliate of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of our outstanding common stock. During 2003, Motorola sold its shares of the Company’s common stock and is no longer a related party. Therefore, related party activities between the Company and Motorola are presented as follows (in millions) only for the quarter and six months ended July 4, 2003, and as of December 31, 2003, when Motorola was a related party:

	Quarter Ended July 4, 2003	Six Months Ended July 4, 2003
Revenues from Motorola	$15.2	$36.7

Cash paid for:
Purchases of manufacturing services from Motorola	$2.0	$3.9

Cost of other services, rent and equipment purchased from Motorola	$—	$0.4

Cash received for:
Freight sharing agreement with Motorola	$—	$—

Rental of property and equipment to Motorola	$2.2	$4.4

Product sales to Motorola	$18.7	$34.1

	As of December 31, 2003
Accounts receivable from Motorola	$7.7

Accounts payable to Motorola	$0.4

Accrued expenses payable to Motorola	$0.7

Long-term debt payable to Motorola	$139.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 11:  Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“Issue 03-6”). Issue 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock, which securities entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. Issue 03-6 is effective for fiscal periods beginning after March 31, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. While this pronouncement impacts the Company’s earnings per share calculation in periods of net income, the Company does not expect the adoption of Issue 03-6 to impact its financial condition or results of operations.

In April 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 129-1 “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 interprets how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. FSP 129-1 requires disclosure of the significant terms of the conversion features of contingently convertible securities to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures should indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted EPS, and the reasons why or why not. See “Note 6: Long-Term Debt” and “Note 8: Common Stock” for the required disclosures. FSP 129-1 also provides guidance on disclosures of information about derivative transactions entered into in connection with the issuance of contingently convertible securities. FSP 129-1 is effective April 9, 2004 and applies to all existing and newly created securities. The Company’s adoption of FSP 129-1 did not impact its financial condition or results of operations.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 17,000 products and we shipped approximately 25.4 billion units in 2003 and 14.5 billion units through the first six months of 2004. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

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

We believe we have entered into a cycle of rising volume and prices, as our manufacturing capacity utilization for the past two quarters has increased to over 90%, our book-to-bill ratio has exceeded 1 in each quarter of the past six quarters and we have been able to selectively increase prices on some products where there are market shortages. These recent trends are in sharp contrast to the last three years during which we had to consistently reduce our costs in order to generate sufficient cash flow to fund investments in new products and expand production capabilities in lower cost areas of the world.

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

Our 2004 profitability enhancement program includes the phase out of our manufacturing operations in East Greenwich, R.I. and our assembly and test operations in the Czech Republic. We expect to begin to realize savings from this program during the fourth quarter of 2004, with the full benefit beginning by the end of the second quarter of 2005. We expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings beginning in the second quarter of 2005.

In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology infrastructure. As part of the agreement, we sold certain system software modules, resulting in a loss on disposal of assets of $12.0 million. As a result of these actions, we expect to achieve approximately $1.0 million per quarter of cost savings in future quarters.

In the second quarter of 2004, we evaluated our operations in the Czech Republic and determined certain overhead functions were no longer necessary as a result of our previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. In connection with this evaluation we incurred a cash restructuring charge of $1.5 million and we expect to achieve annual cost savings of $2.9 million beginning in the first quarter of 2005 as a result of these actions.

As part of these programs, we have offset the reduced capacity resulting from the closure of certain facilities with more efficient, lower-cost projects that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidation of manufacturing sites to improve economies of scale;

•	transfer of production to lower cost regions;

•	increase in die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” wafers and increasing the number of die per square inch;

•	reduction of the number of new product platforms and process flows; and

•	focusing production on profitable product lines.

New Product Innovation

As a result of the success of our research and development initiatives, we introduced 260 new products in 2003 and an additional 65 new products in the first six months of 2004. The primary emphasis of our new product development efforts is on power management and high frequency clock and data management solutions, which we expect to be among the highest margin product families within our portfolio.

Debt Reduction and Financing Activities

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce the related interest costs and, in some cases, extend a portion of our debt maturities to provide additional operating flexibility. These actions included using our September 2003 equity offering proceeds to prepay our senior bank facilities, issuing lower cost debt to prepay our senior bank facilities, and amending our senior bank facilities to extend our maturities and provide a lower interest rate.

In the first quarter of 2004 we continued to focus on reducing our long-term debt and associated interest expense by redeeming $70 million principal amount of our first-lien senior secured notes due 2010 and $105 million principal amount of our second-lien senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes (plus accrued and unpaid interest to the redemption date) with a portion of the proceeds from our February 2004 sale of 34.4 million shares of common stock at a public offering price of $6.98 per share. In connection with the offering we amended our senior bank facilities to permit us to use the proceeds of such offering within 270 days of completion to purchase, redeem or retire a portion of our senior subordinated notes due 2009 and our first-lien senior secured notes and second-lien senior secured notes.

In April 2004 we issued $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024. With the proceeds of this debt issuance and cash on hand, we commenced a cash tender offer for all of our outstanding 12% Senior Subordinated Notes due 2009. As of July 2, 2004, we redeemed $225.8 million principal amount and we redeemed the remaining $34.2 million outstanding principal amount of senior subordinated notes on August 2, 2004 at 106% of par. The zero coupon convertible senior subordinated notes are convertible under certain circumstances into approximately 26.5 million shares of our common stock at a conversion price of approximately $9.82 per share.

On April 22, 2004 we refinanced $320.5 million of loans under our senior bank facilities. We replaced our tranche E term loan facility with a new tranche F term loan facility, which bears interest at base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility will be due throughout 2008 and 2009, provided that, if we have not redeemed or repurchased our second-lien senior secured notes in full on or prior to November 15,

2007, the tranche F term loan facility will mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit us to use for general corporate purposes up to $30 million of the proceeds from the sale of East Greenwich manufacturing facility;

•	subject to certain restrictions, permit us to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bears interest at base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the existing revolving facility.

As a result of the partial redemption of the first-lien and the second-lien senior secured notes, the full redemption of our senior subordinated notes due 2009 completed on August 2, 2004, and the refinancing of our senior bank facilities (discussed above), we expect to reduce interest expense by approximately $53 million annually.

For further details of these financing activities see “Liquidity and Capital Resources – Key Financing Events” elsewhere in this Form 10-Q.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues for the third quarter of 2004 will increase by 2% to 5% as compared to the second quarter of 2004. We expect average selling prices will be slightly up for the third quarter of 2004 and that gross margins will increase by 50 to 100 basis points.

For the third quarter of 2004, we expect selling and marketing and general and administrative expenses to range from 11% to 12% of revenues and research and development expenses to range from 7% to 8% of revenues. For the calendar year of 2004 we anticipate capital expenditures will be approximately $85.0 million to $90.0 million.

Results of Operations

Quarter Ended July 2, 2004 Compared to Quarter Ended July 4, 2003

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the quarters ended July 2, 2004 and July 4, 2003. The amounts in the following table are in millions, except for percentage changes:

	Quarter Ended		Dollar Change	Percent Change
	July 2, 2004	July 4, 2003
Revenues	$333.5	$256.2	$77.3	30.2%
Cost of revenues	221.1	182.3	38.8	21.3

Gross profit	112.4	73.9	38.5	52.1

Operating expenses:
Research and development	25.0	20.4	4.6	22.5
Selling and marketing	19.9	15.6	4.3	27.6
General and administrative	18.5	18.7	(0.2)	(1.1)
Amortization of intangible asset	—	2.9	(2.9)	(100.0)
Restructuring, asset impairments and other, net	0.9	34.6	(33.7)	(97.4)

Total operating expenses	64.3	92.2	(27.9)	(30.3)

Operating income (loss)	48.1	(18.3)	66.4	(362.8)

Other income (expenses):
Interest expense	(23.8)	(39.0)	15.2	(39.0)
Interest income	0.6	0.5	0.1	20.0
Realized and unrealized foreign currency gains or losses	1.0	0.5	0.5	100.0
Loss on debt prepayment	(27.4)	—	(27.4)	nm

Other income (expenses), net	(49.6)	(38.0)	(11.6)	30.5

Loss before income taxes and minority interests	(1.5)	(56.3)	54.8	(97.3)
Income tax provision	(1.6)	(2.3)	0.7	(30.4)
Minority interests	(0.4)	1.1	(1.5)	nm

Net loss	$(3.5)	$(57.5)	$54.0	(93.9)%

nm = Not meaningful

Revenues

Revenues were $333.5 million in the second quarter of 2004 as compared to $256.2 million in the second quarter of 2003. The 30.2% increase is primarily due to improvements in volume, which have been partially offset by a decrease in average selling prices of approximately 6%. Average selling prices dropped in each quarter of 2003 due to industry competition; however, as capacity utilization began to exceed 85% on an industry-wide basis during the third quarter of 2003, pricing began to stabilize. Our average selling prices in the second quarter of 2004 relative to the first quarter of 2004 increased by approximately 2%. The revenues by product line are as follows (dollars in millions):

	Quarter Ended July 2, 2004	As a % Revenue	Quarter Ended July 4, 2003	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$98.2	29.4%	$81.2	31.7%	$17.0	20.9%
MOS Power Devices	60.4	18.1%	32.5	12.7%	27.9	85.8%
High Frequency Clock and Data Management	26.7	8.0%	21.2	8.3%	5.5	25.9%
Standard Components	148.2	44.4%	121.3	47.3%	26.9	22.2%

Total Revenues	$333.5		$256.2		$77.3

Revenues from our power management and standard analog product line increased $17.0 million, or 20.9%, as increases in demand for portable wireless devices and consumer electronics were offset by decreases in automotive electronics product revenue.

Revenues from MOS power devices increased $27.9 million, or 85.8%, in the second quarter of 2004 as compared to the second quarter of 2003. The primary growth in revenue can be attributed to increases in the computing and consumer electronics end markets associated with introduction of several new products as well increased unit pricing.

Revenues from high frequency clock and data management products increased $5.5 million, or 25.9%, in the second quarter of 2004 as compared to the second quarter of 2003. The growth in this product line is primarily driven by an increase in the industrial end markets, which was attributable to increased revenue from automated test equipment.

Revenue from standard components increased $26.9 million, or 22.2%, in the second quarter of 2004 as compared to the second quarter of 2003. The increase in revenue is attributed to increased demand for end products used in wireless and handheld applications and consumer electronics.

Revenues by geographic area as a percentage of revenues were as follows:

	Quarter Ended July 2, 2004	As a % Revenue	Quarter Ended July 4, 2003	As a % Revenue
Americas	94.5	28%	$81.8	32%
Asia Pacific	183.3	55%	126.6	49%
Europe	55.7	17%	47.8	19%

Total	$333.5	100%	$256.2	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Gross Profit

Our gross profit was $112.4 million and $73.9 million in the second quarter of 2004 and in the second quarter of 2003, respectively. As a percentage of revenues, our gross margin was 33.7% in the second quarter of 2004 as compared to 28.8% in the second quarter of 2003. Gross margin increased during the second quarter of 2004 as compared to the second quarter of 2003 due to increased sales volume, improved manufacturing capacity utilization and cost savings from our restructuring programs, which were offset by declines in average selling prices and increased employee performance bonuses, as a result of our achievement of certain financial goals.

Operating Expenses

Research and development expenses were $25.0 million in the second quarter of 2004 compared to $20.4 million in the second quarter of 2003 representing an increase of $4.6 million or 22.5%. Research and development expenses remained relatively consistent representing 7.5% and 8.0% of revenues in the second quarter of 2004 and 2003, respectively. The $4.6 million increase in research and development is attributable to increased performance bonuses as a result of our achievement of certain financial goals and personnel and software application costs associated with new application and platform development initiatives. The primary emphasis of our new product development efforts has been, and continues to be, in the expected high growth market applications of power management and high frequency clock and data management solutions, with approximately 70% of our overall research and development investments focused in these areas.

Selling and marketing expenses were $19.9 million in the second quarter of 2004 and $15.6 million in the second quarter of 2003 representing an increase of $4.3 million or 27.6%. Selling and marketing remained relatively flat at 5.9% and 6.1% of revenue in the second quarter of 2004 and 2003, respectively. The $4.3 million increase is attributable to increased employee performance bonuses as a result of our achievement of certain financial goals, an increase in our internal sales and marketing personnel, which include management positions and field application engineers, increased commissions as well as increased costs associated with the implementation of pricing software tools. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $18.5 million in the second quarter of 2004 compared to $18.7 million in the second quarter of 2003, representing 5.5% and 7.3% of revenues in those periods. The decrease is attributable to reduced depreciation in the second quarter of 2004 as compared to the second quarter of 2003 as a result of the previously described sale leaseback of certain information technology assets, offset by increased employee performance bonuses as a result of our achievement of certain financial goals.

Amortization of goodwill and other intangibles was $2.9 million in the second quarter of 2003. In the third quarter of 2003, we ceased amortization of our developed technology intangible asset when we wrote-off the remaining balance acquired in connection with our acquisition of Cherry Semiconductor in April 2000.

Other Operating Expenses — Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $0.9 million in the second quarter of 2004 as compared to $34.6 million in the second quarter of 2003. The $0.9 million includes $2.1 million of employee separation charges, $0.2 million of exit costs, and $0.2 million to cover costs associated with the separation of one of our executive officers, offset by $1.6 million of adjustments to restructuring reserves established in prior periods.

The employee separation charges of $2.1 million include $1.5 million for the termination of approximately 190 employees at Roznov, Czech Republic due to the previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. All terminations and associated severance payments related to these charges are expected to be completed by the first quarter of 2005.

The remaining $0.6 million of employee separation charges relates to the previously announced shutdown of our back-end manufacturing lines in Roznov. This amount represents a portion of the total severance benefits for approximately 460 employees. We previously recorded a similar charge of $0.5 million in the fourth quarter of 2003 and $0.7 million in the first quarter of 2004, and we estimate that additional severance charges of approximately $0.3 million related to such shutdown will be recognized ratably throughout the remainder of 2004.

Included in the $0.2 million of exit costs is $0.1 million related to certain exit activities that were completed in connection with the previously announced shutdown of manufacturing operations in East Greenwich, Rhode Island. The remaining $0.1 million of exit costs relate to the information technology (“IT”) outsourcing agreement announced in March 2004.

Also in June 2004, we recorded a $0.2 million charge to cover costs associated with the separation of one of our executive officers.

In June 2004, we reversed $1.2 million of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems. We also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets under the December 2002 restructuring plan, which we no longer expect to incur.

The $34.6 million of restructuring, asset impairments and other, net during the second quarter of 2003 include charges totaling $13.3 million associated with our worldwide restructuring programs. The charges include $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments, and an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program. Also included in restructuring, asset impairments and other, net charges on the consolidated statement of operations and comprehensive loss are charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 purchase of Cherry Semiconductor Corporation and a $0.5 million write-off of a cost basis investment. All impacted employees have been terminated and the related severance costs under this restructuring charge have been paid.

As of July 2, 2004, we have $10.9 million accrued in relation to all of our restructuring programs.

For more information on our restructuring activity see Note 4 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $23.8 million in the second quarter of 2004 compared to $39.0 million in the second quarter of 2003. The decrease in interest expense is primarily a result of decreased principal amounts due under our senior bank facilities, our first-lien senior secured notes, our second-lien senior secured notes and our senior subordinated notes and a lower interest rate on our senior bank facilities. Our average month-end long-term debt balance (including current maturities) in the second quarter of 2004 was $1,174.2 million with a weighted average interest rate of 8.1% compared to $1,426.6 million and a weighted average interest rate of 10.9% in the second quarter of 2003. See also “Liquidity and Capital Resources — Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $27.4 million in the second quarter of 2004. This represents the write-off of debt issuance costs and certain third-party costs and includes approximately $20.7 million of fees paid in connection with the tender offer and purchase of $225.8 million principal of the 12% Senior Subordinated Notes due 2009.

Provision for Income Taxes

Provision for income taxes was $1.6 million and $2.3 million in second quarter of 2004 and 2003, respectively. The provision related to income and withholding taxes of certain of our foreign operations.

Six Months Ended July 2, 2004 Compared to Six Months Ended July 4, 2003

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the six months ended July 2, 2004 and July 4, 2003. The amounts in the following table are in millions, except for percentage changes:

	Six Months Ended		Dollar Change	Percent Change
	July 2, 2004	July 4, 2003
Revenues	$641.7	$525.7	$116.0	22.1%
Cost of revenues	433.4	377.0	56.4	15.0

Gross profit	208.3	148.7	59.6	40.1

Operating expenses:
Research and development	48.5	41.5	7.0	16.9
Selling and marketing	38.3	31.7	6.6	20.8
General and administrative	35.7	38.3	(2.6)	(6.8)
Amortization of intangible asset	—	5.9	(5.9)	(100.0)
Restructuring, asset impairments and other, net	14.0	34.6	(20.6)	(59.5)

Total operating expenses	136.5	152.0	(15.5)	(10.2)

Operating income (loss)	71.8	(3.3)	75.1	nm

Other income (expenses):
Interest expense	(58.1)	(78.1)	20.0	(25.6)
Interest income	1.0	1.2	(0.2)	(16.7)
Realized and unrealized foreign currency gains or losses	(0.7)	1.8	(2.5)	(138.9)
Loss on debt prepayment	(60.4)	(3.5)	(56.9)	nm

Other income (expenses), net	(118.2)	(78.6)	(39.6)	50.4

Loss before income taxes, minority interests and cumulative effect of accounting change	(46.4)	(81.9)	35.5	(43.3)
Income tax provision	(3.2)	(4.5)	1.3	(28.9)
Minority interests	(1.5)	(0.1)	(1.4)	nm

Loss before cumulative effect of accounting change	(51.1)	(86.5)	35.4	(40.9)
Cumulative effect of accounting change	—	(21.5)	21.5	(100.0)

Net loss	$(51.1)	$(108.0)	$56.9	(52.7)%

nm = Not meaningful

Revenues

Revenues were $641.7 million in the first six months of 2004 as compared to $525.7 in the first six months of 2003. The 22.1% increase is primarily due to improvements in volume, which have been partially offset by a decrease in average selling prices of approximately 9%. Average selling prices dropped in each quarter of 2003 due to industry competition; however, as capacity utilization began to exceed 85% on an industry-wide basis during the third quarter of 2003, pricing began to stabilize. The revenues by product line are as follows (dollars in millions):

	Six Months Ended July 2, 2004	As a % Revenue	Six Months Ended July 4, 2003	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$189.4	29.5%	$164.8	31.3%	$24.6	14.9%
MOS Power Devices	113.6	17.7%	68.2	13.0%	45.4	66.6%
High Frequency Clock and Data Management	52.7	8.2%	40.5	7.7%	12.2	30.1%
Standard Components	286.0	44.6%	252.2	48.0%	33.8	13.4%

Total Revenues	$641.7		$525.7		$116.0

Revenues from our power management and standard analog product line increased $24.6 million, or 14.9%, as increases in demand for portable wireless devices and consumer electronics were offset by decreases in automotive electronics product revenue.

Revenues from MOS power devices increased $45.4 million, or 66.6%, in the first six months of 2004 as compared to the first six months of 2003. The primary growth in revenue can be attributed to increases in the computing and consumer electronics end markets associated with introduction of several new products as well as increased unit pricing.

Revenues from high frequency clock and data management products increased $12.2 million, or 30.1%, in the first six months of 2004 as compared to the first six months of 2003. The growth in this sector is primarily driven by an increase in the industrial end markets, which was attributable to increased revenue from automated test equipment.

Revenue from standard components increased $33.8 million, or 13.4%, in the first six months of 2004 as compared to the first six months of 2003. The increase in revenue is attributed to to increased demand for end products used in wireless and handheld applications and consumer electronics.

Revenues by geographic area as a percentage of revenues were as follows:

	Six Months Ended July 2, 2004	As a % Revenue	Six Months Ended July 4, 2003	As a % Revenue
Americas	190.1	30%	$174.0	33%
Asia Pacific	342.6	53%	255.6	49%
Europe	109.0	17%	96.1	18%

Total	$641.7	100%	$525.7	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Gross Profit

Our gross profit was $208.3 million and $148.7 million in first six months of 2004 and in the first six months of 2003, respectively. As a percentage of revenues, our gross margin was 32.5% in the first six months of 2004 as compared to 28.3% in the first six months of 2003. Gross margin increased during the first six months of 2004 as compared to the first six months of 2003, due to increased sales volume, improved manufacturing capacity utilization and cost savings from our restructuring programs, which were offset by declines in average selling prices and increased employee performance bonuses, as a result of our achievement of certain financial goals.

Operating Expenses

Research and development expenses were $48.5 million in the first six months of 2004 compared to $41.5 million in the first six months of 2003 representing an increase of $7.0 million or 16.9%. Research and development expenses remained relatively consistent representing 7.6% and 7.9% of revenues in the first six months of 2004 and 2003, respectively. The increase in research and development is attributable to an increase in performance bonuses as a result of our achievement of certain financial goals and increased personnel and software application costs associated with new application and platform development initiatives. The primary emphasis of our new product development efforts has been, and continues to be, in the expected high growth market applications of power management and high frequency clock and data management solutions, with approximately 70% of our overall research and development investments focused in these areas.

Selling and marketing expenses were $38.3 million in the first six months of 2004 and $31.7 million in the first six months of 2003 representing an increase of $6.6 million or 20.8%. Selling and marketing remained a constant 6.0% of revenues in the first six months of 2004 and 2003, respectively. The increase is attributable to increased employee performance bonuses as a result of our achievement of certain financial goals, an increase in our internal sales and marketing personnel, which include management positions and field application engineers, increased commissions and increased costs associated with the implementation of pricing software tools. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $35.7 million in the first six months of 2004 compared to $38.3 million in the first six months of 2003, representing 5.6% and 7.3% of revenues in those periods. The decrease is attributable to the cost savings from the relocation of functions to lower cost regions, lower depreciation as a result of our sale leaseback transaction in the first quarter of 2004, and reduced executive hiring costs, partially offset by an increase in employee performance bonuses associated with our achievement of certain financial results.

Amortization of goodwill and other intangibles was $5.9 million in the first six months of 2003. In the third quarter of 2003, we ceased amortization of our developed technology intangible asset when we wrote-off the remaining balance acquired in connection with our acquisition of Cherry Semiconductor in April 2000.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $14.0 million in the first six months of 2004 as compared to $34.6 million in the first six months of 2003. The $14.0 million includes $12.0 million of loss on sale of fixed assets, $3.1 million of employee separation charges, $0.3 million of exit costs and $0.2 million to cover costs associated with the separation of one of our executive officers, offset by $1.6 million of adjustments to restructuring reserves established in prior periods.

At the end of the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of certain IT infrastructure, messaging, data center network, help desk and onsite management services. As part of the agreement, we sold certain system software modules, licenses and hardware for $3.8 million, which had a net book value of $15.8 million prior to the sale, resulting in a loss on sale of fixed assets of $12.0 million. We then leased back such system software modules and associated hardware and leased certain new hardware.

The employee separation charges of $3.1 million include $1.5 million for the termination of approximately 190 employees at Roznov, Czech Republic due to the previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. All terminations and associated severance payments related to these charges are expected to be completed by the first quarter of 2005.

As a result of the new IT outsourcing agreement, we initiated a plan to reduce our current IT staffing levels. In connection with this reduction, we recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges are expected to be completed by the fourth quarter of 2004.

The remaining $1.3 million of employee separation charges relates to the previously announced shutdown of our back-end manufacturing lines in Roznov. This amount represents a portion of the total severance benefits for approximately 460 employees. We previously recorded a similar charge of $0.5 million in the fourth quarter of 2003, and we estimate that additional severance charges of approximately $0.3 million related to such shutdown will be recognized ratably throughout the remainder of 2004.

Included in the $0.3 million of exit costs is $0.2 million related to certain exit activities that were completed in connection with the previously announced shutdown of manufacturing operations in East Greenwich, Rhode Island. The remaining $0.1 million of exit costs relate to the information technology (“IT”) outsourcing agreement announced in March 2004.

Also, we recorded a $0.2 million charge to cover costs associated with the separation of one of our executive officers.

In June 2004, we reversed $1.2 million of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and implementation of new accounting systems. We also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets under the December 2002 restructuring plan, which we no longer expect to incur.

The $34.6 million of restructuring, asset impairments and other, net during the first six months of 2003 include charges totaling $13.3 million associated with our worldwide restructuring programs. The charges include $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments, and an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program. Also included in restructuring, asset impairments and other, net charges on the consolidated statement of operations and comprehensive loss are charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 purchase of Cherry Semiconductor Corporation and a $0.5 million write-off of a cost basis investment. All impacted employees have been terminationed and the related severance costs other costs under this restructuring plan have been paid.

As of July 2, 2004, we have $10.9 million accrued in relation to all of our restructuring programs.

For more information on our restructuring activity see Note 4 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $58.1 million in the first six months of 2004 compared to $78.1 million in the first six months of 2003. The decrease in interest expense is primarily a result of decreased principal amounts due under our senior bank facilities, our first-lien senior secured notes, our second-lien senior secured notes and our senior subordinated notes and a lower interest rate on our senior bank facilities. Our average month-end long-term debt balance (including current maturities) in the first six months of 2004 was $1,212.2 million with a weighted average interest rate of 9.6% compared to $1,428.2 million and a weighted average interest rate of 10.9% in the first six months of 2003. In addition, through March 2003 we were charged supplemental interest on our senior bank facilities. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $60.4 million in the first six months of 2004 as compared to $3.5 in the first six months of 2003. The $60.4 million for the first six months of 2004 represents the write-off of debt issuance costs and certain third-party costs incurred with respect to debt refinancings and prepayments that occurred during those periods. The $3.5 million for the first six months of 2003 represents the write-off of debt issuance costs. Loss on debt prepayment for the first six months of 2004 includes approximately $21.0 million of redemption premiums paid in connection with the partial retirement of our first-lien senior secured notes and second-lien senior secured notes and approximately $20.7 million of fees paid in connection with the tender offer and purchase of $225.8 million principal of the 12% Senior Subordinated Notes due 2009.

Provision for Income Taxes

Provision for income taxes was $3.2 million and $4.5 million in first six months of 2004 and 2003, respectively. The provision related to income and withholding taxes of certain of our foreign operations.

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

Cash Requirements

Commercial Commitment and Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations, redeemable preferred stock, and our purchase obligations. The following table summarizes our contractual obligations at July 2, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in the future:

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2004	2005	2006	2007	2008	2009 and Thereafter
Standby letter of credit	$19.0	$2.1	$14.9	—	—	—	$2.0

	Payments Due by Period
Contractual obligations	Total	Remainder of 2004	2005	2006	2007	2008	2009 and Thereafter
Long-term debt	$1,174.0	$40.8	$12.8	$45.1	$334.6	$195.5	$545.2
Operating leases	15.5	5.1	5.8	2.7	0.7	0.3	0.9
Other long-term obligations—pension plans	38.0	10.3	21.7	1.7	1.5	1.3	1.5
Redeemable preferred stock	188.6	—	—	—	—	—	188.6
Purchase obligations:
Capital purchase obligations	8.1	—	8.0	0.1	—	—	—
Foundry and inventory purchase obligations	30.6	29.8	0.8	—	—	—	—
Mainframe support	12.8	3.7	7.4	1.7	—	—	—
Information technology and communication services	37.1	10.4	8.8	6.1	5.5	4.5	1.8
Other	3.6	1.7	1.0	0.7	0.1	0.1	—

Total contractual obligations	$1,508.3	$101.8	$66.3	$58.1	$342.4	$201.7	$738.0

The above table reflects long-term debt maturities of $320.2 million of the new tranche F term loan facility in 2007 and $190.6 million of the second-lien senior secured notes in 2008. However, as stipulated by the April 2004 amendment to the senior bank facilities and loan repricing (see Note 6 “Long-Term Debt” elsewhere in this Form 10-Q), if we have redeemed or repurchased the second-lien senior secured notes in full on or prior to November 15, 2007, the new tranche F term loan facility will mature throughout 2008 and 2009.

Our long-term debt includes $320.2 million under senior bank facilities, $124.9 million of senior secured notes (net of unamortized discount) due 2010, $190.6 million of senior secured notes (net of unamortized discount) due 2008, $34.2 million of senior subordinated notes due 2009, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $146.9 million under the junior subordinated note, $22.4 million under a note payable to a Japanese bank, $20.0 million under a loan facility with a Chinese bank, $45.6 million under a loan facility with another Chinese bank and $9.2 million of capital lease obligations. See Note 6 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our Series A Cumulative Convertible Redeemable Preferred Stock is redeemable at the holder’s option anytime after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under our senior bank facilities, senior subordinated notes and other documents relating to our indebtedness. The amount shown in the table above assumes no conversion of the preferred stock or redemption until the earliest redemption date of September 7, 2009. We are required to accrete the value of the preferred stock to its redemption value, and any resulting non-cash charge would reduce net income applicable to common stock for purposes of calculating earnings per share. Our balance of cash and cash equivalents was $257.7 million at July 2, 2004. We believe we have sufficient cash to meet our liquidity needs over the next twelve months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $14.8 million were outstanding under the revolving facility at July 2, 2004. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through July 2, 2005. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended July 2, 2004, April 2, 2004, and July 4, 2003, and the six months ended July 2, 2004 and July 4, 2003, with a reconciliation to net cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles:

	Quarter Ended			Six Months Ended
	July 2, 2004	April 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net loss	$(3.5)	$(47.6)	$(57.5)	$(51.1)	$(108.0)
Plus:
Depreciation and amortization	24.8	26.3	36.6	51.1	72.6
Interest expense	23.8	34.3	39.0	58.1	78.1
Interest income	(0.6)	(0.4)	(0.5)	(1.0)	(1.2)
Income tax provision (benefit)	1.6	1.6	2.3	3.2	4.5

EBITDA	46.1	14.2	19.9	60.3	46.0
Increase (decrease):
Interest expense	(23.8)	(34.3)	(39.0)	(58.1)	(78.1)
Interest income	0.6	0.4	0.5	1.0	1.2
Income tax provision (benefit)	(1.6)	(1.6)	(2.3)	(3.2)	(4.5)
Loss on sale of fixed assets	—	12.1	—	12.1	—
Loss on debt prepayment	27.4	33.0	—	60.4	3.5
Amortization of debt issuance costs and debt discount	1.8	1.9	2.4	3.7	4.6
Provision for excess inventories	1.6	—	2.3	1.6	6.3
Cumulative effect of accounting change	—	—	—	—	21.5
Non-cash impairment of property, plant and equipment	—	—	10.5	—	10.5
Non-cash write down of intangible asset	—	—	20.8	—	20.8
Non-cash interest on junior subordinated note payable to Motorola	3.5	3.5	3.2	7.0	6.5
Deferred income taxes	(0.7)	(0.8)	—	(1.5)	(2.5)
Stock compensation expense	—	—	—	—	0.1
Other	0.8	1.2	1.3	2.0	3.2
Changes in operating assets and liabilities	(2.8)	3.2	(7.5)	0.4	(22.4)

Net cash provided by operating activities	$52.9	$32.8	$12.1	$85.7	$16.7

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing raw materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers, and contract termination costs. Furthermore, our working capital may also be affected by pension funding requirements. Our working capital, including cash, was $253.8 million at July 2, 2004.

The components of our working capital at July 2, 2004 and December 31, 2003 are set forth below, followed by explanations for changes between December 31, 2003 and July 2, 2004 that are greater than $5 million:

	July 2, 2004	December 31, 2003	Change
Current assets
Cash and cash equivalents	$257.7	$186.6	$71.1
Receivables, net	161.0	136.1	24.9
Inventories, net	197.3	171.6	25.7
Other current assets	26.5	25.7	0.8
Deferred income taxes	3.5	2.7	0.8

Total current assets	646.0	522.7	123.3

Current liabilities
Accounts payable	$125.0	$115.7	$9.3
Accrued expenses	108.1	89.9	18.2
Income taxes payable	3.2	1.7	1.5
Accrued interest	10.2	25.3	(15.1)
Deferred income on sales to distributors	98.7	66.2	32.5
Current portion of long-term debt	47.0	11.4	35.6

Total current liabilities	392.2	310.2	82.0

Net working capital	$253.8	$212.5	$41.3

The increase in cash and cash equivalents of $71.1 million is primarily attributable to cash provided by operating activities of $85.7 million and by net proceeds from the February 2004 equity offering, partially offset by capital expenditures during the period of $48.7 million. We plan to use approximately $36.3 million from the cash and cash equivalents as of July 2, 2004 to complete the redemption of the senior subordinated notes during the third quarter of 2004. See further discussion under “Key Financing Events”.

The increase in accounts receivable of $24.9 million is primarily attributable to an increase in sales during the second quarter of 2004 as compared to the last quarter of 2003. Revenue growth could cause further growth in our receivable portfolio, unless such growth can be offset by reduced credit terms or improved collection rates.

The increase in inventory of $25.7 million is attributable to an increase in production at the end of the second quarter of 2004 necessitated by increased backlog and an increase in the demand forecast. Improved demand could cause a further increase in inventory if we expand production in response.

The increase in accounts payable of $9.3 million at the end of the second quarter of 2004 is mainly a result of inventory build up to meet projected demand increases.

The increase in accrued expenses of $18.2 million was attributable to an increase in accrued employee bonuses as a result of our achievement of certain financial goals, as well as value added tax (VAT) liabilities. These increases were partially offset by a net decrease in the restructuring reserve due to net payments.

The decrease in accrued interest is primarily attributable to reduced principal balances under our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes and also to the timing of interest payments.

The increase in deferred income is attributable to increased inventory levels at distributors as compared to December 31, 2003 as a result of increased sales to distributors and increases in the margin on inventory due to increased average selling prices coupled with lower inventory costs.

The increase in current portion of long-term debt relates to call of our senior subordinated notes and the effects of our refinancing activities as described in “Key Financing Events” below.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to more efficiently utilize our existing manufacturing assets and supply arrangements. As we have consolidated our operations in few locations, we have not needed to incur large capital expenditures. Accordingly, our capital expenditures during 2003 and 2004 have been at less than historical rates. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $48.7 million during the first six months of 2004 and $24.6 million during the first six months of 2003. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

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

In the first quarter of 2004, we used a portion of the net proceeds of the sale of approximately 34.4 million shares of our common stock at a public offering price of $6.98 per share to redeem $70 million principal amount of our first-lien senior secured notes due 2010 and $105 million principal amount of our second-lien senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes plus accrued and unpaid interest to the redemption date. The remaining proceeds will be used for general corporate purposes including the repayment of indebtedness. In connection with the offering we further amended our senior bank facilities to permit us to use the proceeds of such offering within 270 days of completion to purchase, redeem or retire a portion of our senior subordinated notes due 2009 and our first-lien senior secured notes and second-lien senior secured notes.

In April 2004, we issued $260.0 million of zero coupon convertible senior subordinated notes and used the proceeds to repurchase $225.8 million of our senior subordinated notes. See “April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes”

In April 2004, we further amended our senior bank facilities. See “April 2004 Amendment to Senior Bank Facilities and Loan Repricing” below.

The details of each of these financing events are outlined below. Also, see Note 6 “Long-Term Debt” and Note 8 “Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

September 2003 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On September 23, 2003, we issued approximately 37.0 million shares of our common stock at a public offering price of $4.50 per share. The net proceeds of the offering were $156.8 million (after deducting the underwriters’ discount of $8.2 million and offering expenses of $1.4 million, including $0.4 million that were unpaid as of as of July 2, 2004). We used the net proceeds to prepay $152.7 million of our senior bank facilities and to fund $3.8 million of costs associated with our amendment to our senior bank facilities, as described below. In connection with this prepayment, we wrote off $2.5 million of debt issuance costs.

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

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, Texas Pacific Group, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $226.7 million after deducting the underwriters’ discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, which includes $1.3 million that were unpaid as of July 2, 2004 and $0.3 million of bank amendment fees that were paid as of July 2, 2004. We used a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first-lien senior secured notes and $105.0 million outstanding principal amount of our second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We used the remaining net proceeds for general corporate purposes. In connection with this redemption, we wrote off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by the selling stockholder.

In connection with the offering, we amended our senior bank facilities to, among other things:

•	waive the requirement under the credit agreement relating to our senior bank facilities that 50% of the net proceeds of such offering be used to prepay loans under the facilities;

•	permit sale and leaseback transactions involving real or personal property with an aggregate fair value of up to $15 million (and permit the asset sales in connection therewith) and provide that net proceeds from asset sales in connection with such transaction will not be required to be used to prepay loans under the senior bank facilities; and

•	permit us to purchase, redeem or retire a portion of our first-lien senior secured notes due 2010, second-lien senior secured notes due 2008 and senior subordinated notes due 2009 with the proceeds of such offering within 270 days after its completion so long as no default or event of default exists under the credit agreement after giving effect to such purchases, redemptions or retirements, such purchases, redemptions or retirements comply with the indentures governing such notes and we immediately cancel any such notes that are purchased, redeemed or retired.

April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, we commenced a cash tender offer for all of our outstanding 12% Senior Subordinated Notes due 2009. The total consideration offered for each $1,000 dollars of principal amount of notes tendered was $1,089.06, plus accrued interest, if any, to the repurchase date. As of July 2, 2004, we redeemed $225.8 million principal amount and we redeemed the remaining $34.2 million outstanding principal amount of senior subordinated notes on August 2, 2004 at 106% of par. In order to finance the cash tender offer, we issued $260.0 million of Zero Coupon Convertible Senior Subordinated Notes due 2024. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

Holders may convert the notes into approximately 26.5 million shares of our common stock at a conversion rate of 101.8849 shares per $1,000 principal amount of notes before April 15, 2024 under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2004 through maturity if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; (4) after the date, if ever, on which either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services assigns an initial credit rating to the notes, during any period in which the credit rating assigned to the notes by either Moody’s or S&P is three or more rating subcategories below the initial credit rating assigned by Moody’s or S&P, as the case may be, or any period in which the notes are no longer rated by either Moody’s or S&P, as the case may be, if such ratings agency had previously rated the notes; or (5) upon the occurrence of certain corporate events. Beginning April 15, 2010, we may redeem any of the notes at specified redemption prices. Holders may require us to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of our senior indebtedness. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company’s common stock.

We received net proceeds of approximately $251.2 million from the sale of the notes after deducting discounts and commissions and estimated offering expenses.

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 we refinanced $320.5 million of loans under our senior bank facilities. We replaced our tranche E term loan facility with a new tranche F term loan facility, which bears interest at a base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility will be due throughout 2008 and 2009, provided that, if we have not redeemed or repurchased our second-lien senior secured notes in full on or prior to November 15, 2007, the tranche F term loan facility will mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit us to use for general corporate purposes up to $30 million of the proceeds from the sale of East Greenwich manufacturing facility;

•	subject to certain restrictions, permit us to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bears interest at a rate that is 0.50% per annum lower than the rate borne by the existing revolving facility.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of July 2, 2004 and December 31, 2003:

	July 2, 2004	December 31, 2003
Senior Bank Facilities:
Tranche E due 2007, 4.4375% interest payable monthly, net of discount of $0.4	$—	$320.1
Tranche F due 2009, 4.4375% interest payable quarterly, net of discount of $0.3	320.2	—

First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually, net of debt discount of $5.1 and $8.4	124.9	191.6

Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $4.4 and $7.4	190.6	292.6

12% Senior Subordinated Notes due 2009, interest payable semi-annually	34.2	260.0

Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	—

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	146.9	139.9

2.3% Note payable to Japanese bank due 2010, interest payable semi-annually	22.4	24.3

Loan with a Chinese bank due 2007, interest payable quarterly at 3.2% and 3.5%, respectively	20.0	20.0

Loan with a Chinese bank due 2013, interest payable quarterly at 3.4% and 2.7% respectively	45.6	48.0

Capital lease obligations	9.2	6.4

	1,174.0	1,302.9
Less: Current maturities	(47.0)	(11.4)

	$1,127.0	$1,291.5

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities, first-lien secured notes and second-lien secured notes.

Semiconductor Components Industries, LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our senior bank facilities. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities. ON Semiconductor Corporation and Semiconductor Components Industries, LLC are co-issuers of our first-lien senior secured notes due 2010, our second-lien senior secured notes due 2008 and our senior subordinated notes due 2009. ON Semiconductor Corporation is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible senior subordinated notes due 2024. Our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantees the senior bank facilities or the notes.

As of July 2, 2004, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our first-lien senior secured notes due 2010, second-lien senior secured notes due 2008 and our senior subordinated notes due 2009. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and indentures through July 2, 2005.

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

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.12 per share, both before and after income taxes, and has been reflected as the cumulative effect of accounting change in our consolidated statement of operations and comprehensive loss for the six months ended July 4, 2003. The effect of the change on the quarter ended July 4, 2003 was to decrease the net loss by $1.6 million or $0.01 per share, both before and after income taxes. The effect of the change on the six months ended July 4, 2003 was to decrease the net loss before cumulative effect of accounting change by $3.2 million or $0.02 per share, both before and after income taxes, and to increase the net loss by $18.3 million or $0.10 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

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

Convertible Redeemable Preferred Stock.    After September 7, 2009, the convertible redeemable preferred stock is convertible into common stock or redeemable for cash at 20% of the fair market value of the stock into which it is convertible. We account for the difference between the carrying amount of our convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as our stock price changes and as additional dividends accrue. Based on the average closing price of our common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for the fourth quarter of 2003 was $0.5 million. For the first quarter of 2004 the average closing price used in the accretion calculation was $7.955 and resulted in a charge of $1.8 million. For the second quarter of 2004 the average closing price used in the accretion calculation was $5.10, resulting in a redemption value less than the carrying amount of the preferred stock. Therefore, the previously recognized accretion charges of $2.3 million shall be reversed on a straight-line basis through September 7, 2009, unless future increases to the Company’s stock price require further accretion.

Contingencies.    We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached final consensuses on Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (Issue 03-6). Issue 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. Issue 03-6 is effective for fiscal periods beginning after March 31, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. While this pronouncement impacts our earnings per share calculation in periods of net income, we do not expect the adoption of Issue 03-6 to impact the Company’s financial condition or results of operations.

In April 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 129-1 “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 interprets how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. FSP 129-1 requires disclosure of the significant terms of the conversion features of contingently convertible securities to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures should indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted EPS, and the reasons why or why not. See “Note 6: Long-Term Debt” and “Note 8: Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report on Form 10-Q. FSP 129-1 also provides guidance on disclosures of information about derivative transactions entered into in connection with the issuance of contingently convertible securities. FSP 129-1 is effective April 9, 2004 and applies to all existing and newly created securities. Our adoption of FSP 129-1 did not impact the Company’s financial condition or results of operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to third quarter 2004 revenues, gross margins and average selling prices, research and development expenses as a percentage of revenues, and sales and marketing expenses as a percentage of revenues, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended

December 31, 2003 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At July 2, 2004, our long-term debt (including current maturities) totaled $1,174.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $788.2 million. We do have interest rate exposure with respect to the $385.8 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of July 2, 2004, we had one interest rate swap covering $100.0 million of our variable interest rate debt. A 50 basis point change in interest rates would impact our expected interest expense for the next twelve months by approximately $1.5 million.

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

The parties to the proposed settlement have drafted formal settlement documents and requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. If preliminary Court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final Court approval of the proposed settlement. Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final court approval. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a) and (b)—On April 6, 2004, we commenced a cash tender offer for our 12% senior subordinated notes due 2009 and a related solicitation of consents for amendment to the indenture governing these notes. Holders of the 12% senior subordinated notes who accepted the offer and executed the consent received $1,089.06, plus accrued interest, if any, thereon for each $1,000.00 principal amount of 12% senior subordinated notes. The requisite consents necessary to amend the indenture were received, and the indenture was amended as of April 19, 2004. The amendment extended the prior notice period for the issuance of a notice of redemption with respect to the 12% senior subordinated notes from 60 days to 120 days. The tender offer was completed on May 3, 2004 with approximately 86.9 percent of the outstanding principal amount of these notes being tendered. A notice of redemption was subsequently sent to holders of the 12% senior subordinated notes who did not tender. These notes were redeemed pursuant to the provisions of the indenture on August 2, 2004 at a price of 106.0 percent of the aggregate principal of the 12% senior subordinate notes, plus unpaid and accrued interest up to August 2, 2004.

On May 19, 2004, our stockholders approved an amendment of the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock, which amendment became effective June 15, 2004. The Certificate of Designations originally provided that at any time on or after September 7, 2009, the holders may require that we redeem their shares at a redemption price per share equal to the greater of: (i) the stated value of the Series A preferred stock plus all accrued and unpaid dividends thereon; or (ii) 50% of the then current market price of the common stock (“Redemption Price Formula”) and other assets and property, if any, into which one share of Series A preferred stock is then convertible. Effective June 15, 2004 the Redemption Price Formula was amended such that clause (ii) thereof refers to 20%, rather than 50%, of the then current market price of the common stock. The Series A preferred stock is directly owned by TPG ON Holdings LLC, an affiliate of our principal shareholder, TPG.

(c)—On April 6, 2004, we sold at par $260.0 million principal amount of zero coupon convertible senior subordinated notes of ON Semiconductor Corporation due April 15, 2024. The zero coupon notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing and future subsidiaries. The notes were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. The initial purchasers of the zero coupon notes were Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc. We received net cash proceeds of approximately $251.2 million form the sale of the zero coupon notes, after deducting discounts, commissions and estimated offering expenses. Holders may convert the notes into shares of our common stock at a conversion rate of 101.8849 shares per $1,000 principal amount of notes before April 15, 2024 under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2004 through maturity if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; (4) after the date, if ever, on which either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services assigns an initial credit rating to the notes, during any period in which the credit rating assigned to the notes by either Moody’s or S&P is three or more rating subcategories below the initial credit rating assigned by Moody’s or S&P, as the case may be, or any period in which the notes are no longer rated by either Moody’s or S&P, as the case may be, if such ratings agency had previously rated the notes; or (5) upon the occurrence of certain corporate events. Beginning April 15, 2010, we may redeem any of the notes at specified redemption prices. Holders may require us to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of our senior indebtedness. We plan to use the net proceeds from the offering of the zero coupon notes for the repurchase and retirement of our then outstanding 12% senior subordinated notes due 2009 and for general corporate purposes. As of July 2, 2004, we redeemed $225.8 million principal amount and we redeemed the remaining $34.2 million outstanding principal amount of our senior subordinated notes on August 2, 2004 at 106% of par.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at our 2004 Annual Meeting of Stockholders held on May 19, 2004.

Election of Directors.    Each of the following four persons was elected as a Class II Director, to hold office for a three-year term expiring at the 2007 Annual Meeting or until his successor has been duly elected and qualified, or until the earlier of his resignation, removal or disqualification:

Nominee	For	Withheld
J. Daniel McCranie	271,746,645	9,786,332
Kevin Burns	238,711,807	42,821,170
Justin T. Chang	238,702,129	42,830,848
Emmanuel T. Hernandez	277,394,641	4,138,336

2000 Stock Incentive Plan.    A proposal to approve amendments to the 2000 Stock Incentive Plan to: (A) include a ten-year term limit; (B) cancel previously authorized automatic increases in the number of shares reserved for issuance thereunder and replace them with a uniform increase in the number of shares of our common stock issuable thereunder by 3% of the total outstanding number of shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending after January 1, 2010; (C) delegate limited authority to our Chief Executive Officer to make final stock option grants on a faster schedule than our current practices; and (D) include an option exchange program was approved by the following votes:

For:	176,346,405
Against:	80,032,699
Abstain:	1,432,552
Broker Non-Vote	23,721,321

2000 Employee Stock Purchase Plan.    A proposal to approve an amendment to the 2000 Employee Stock Purchase Plan to increase the total number of shares of our common stock issuable thereunder from 5,500,000 to 8,500,000 was approved by the following votes:

For:	233,137,142
Against:	23,249,056
Abstain:	1,425,458
Broker Non-Vote	23,721,321

Certificate of Designations.    A proposal to approve an amendment to the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock relating to mandatory redemption provisions was unanimously approved by the holders of the Series A Cumulative Convertible Preferred Stock and was approved by the following votes:

For:	239,982,573
Against:	3,519,810
Abstain:	14,309,272
Broker Non-Vote	23,721,322

Independent Accountants.    Appointment of PricewaterhouseCoopers LLP, as our independent accountants to audit our consolidated financial statements for 2004 was ratified by the following votes:

For:	278,105,346
Against:	3,148,748
Abstain:	278,883

Item 5.    Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

As summarized below, during the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”), pre-approved certain non-audit services to be provided by our independent accountants, PricewaterhouseCoopers LLP. During a meeting on April 26, 2004, the Committee pre-approved audit related services. During a meeting on May 4, 2004, the Committee pre-approved tax services. During a meeting on May 19, 2004, the Committee pre-approved tax services. During a meeting on July 26, 2004, the Committee pre-approved tax services.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits—

Exhibit No.	Description
Exhibit 4.1	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and Wells Fargo Bank, N.A., as trustee

Exhibit 4.2	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (Exhibit A to the Indenture filed as Exhibit 4.1 hereto)

Exhibit 4.3	Registration Rights Agreement dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc.

Exhibit 4.4	Supplemental Indenture regarding 12% Senior Subordinated Notes due 2009 dated as of April 19, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and U.S. Bank National Association (successor to State Street Bank and Trust Company), as trustee

Exhibit 4.5	Certificate of Amendment to the Certificate of Designations of Series A Cumulative Convertible Preferred Stock of ON Semiconductor

Exhibit 10.1	ON Semiconductor Corporation Offer To Purchase For Cash Any and All 12% Senior Subordinated Notes Due 2009 Issued by ON Semiconductor Corporation (formerly known as SCG Holding Corporation) and Semiconductor Components Industries, LLC and Related Solicitation of Consents, dated April 6, 2004

Exhibit 10.2	Dealer Manager and Solicitation Agent Agreement dated April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co, Incorporated relating to ON Semiconductor Corporation Offer to Purchase For Cash Any and All 12% Senior Subordinated Notes Due 2009 Issued by ON Semiconductor Corporation and Semiconductor Components Industries, LLC and Related Solicitation of Consents

Exhibit 10.3	Amendment and Restatement Agreement, dated as of April 22, 2004, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of November 25, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and the administrative agent

Exhibit 10.4	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of April 22, 2004, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank as administrative agent, collateral agent and syndication agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.3 hereto)

Exhibit 10.5	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent

Exhibit 10.6	Reaffirmation Agreement, dated as of April 22, 2004, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto and JPMorgan Chase Bank, as administrative agent, issuing bank and collateral agent for the benefit of the lenders

Exhibit No.	Description
Exhibit 10.7	2000 Stock Incentive Plan as amended and restated on May 19, 2004

Exhibit 10.8	2000 Employee Stock Purchase Plan as amended and restated on May 19, 2004

Exhibit 10.9	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan

Exhibit 10.10	Form of Stock Option Grant Agreement to 2000 Stock Incentive Plan

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K—

During the second quarter of 2004 we filed or furnished six reports on Form 8-K (1) dated April 6, 2004, and filed April 7, 2004, (2) dated and filed April 20, 2004, (3) dated April 22, 2004 and filed April 26, 2004, (4) dated and furnished April 28, 2004, (5) dated May 4, 2004 and filed May 5, 2004, and (6) dated May 11, 2004 and filed May 12, 2004.

The April 6, 2004 report filed pursuant to Items 5 and 7, reported the announcement of the commencement of our tender offer and consent solicitation for our 12% senior subordinated notes due 2009, and included as an exhibit a news release dated April 6, 2004 titled “ON Semiconductor Announces Tender and Consent Solicitation.”

The April 20, 2004 report filed pursuant to Items 5 and 7, reported the announcement of receipt of the requisite consents to proceed with our tender offer and consent solicitation for our 12% senior subordinated notes due 2009, and included as an exhibit a news release dated April 20, 2004 titled “ON Semiconductor Announces Tender Offer and Consent Solicitation.”

The April 22, 2004 report filed pursuant to Items 5 and 7, reported the announcement of our successful purchase of approximately $226.0 million of our 12% senior subordinated notes due 2009, and included as an exhibit a news release dated April 22, 2004 titled “ON Semiconductor Successfully Purchases $226 Million of its 12 Percent Senior Subordinated Notes Due 2009”; and reported the announcement of our successful refinancing of approximately $320.5 million of our bank debt, and included as an exhibit a news release dated April 23, titled “ON Semiconductor Announces Another Favorable Financing Transaction.”

The April 28, 2004 report furnished pursuant to Item 12, provided results for the quarter ended April 2, 2004, and included as an exhibit a news release dated April 28, 2004 titled “ON Semiconductor Reports First Quarter Results.” The discussion under Item 12 of this Form 8-K and the attached exhibit were furnished to, but not filed with the Securities and Exchange Commission.

The May 4, 2004 report filed pursuant to Items 5 and 7, reported the announcement of the completion of our tender offer for, and the call for redemption of, the remaining 12% senior subordinated notes due 2009, and included as an exhibit a news release dated May 4, 2004 titled “ON Semiconductor Announces Completion of Tender Offer for, and Call for Redemption of Remaining, 12 Percent Senior Subordinated Notes.”

The May 11, 2004 report filed pursuant to Items 5 and 7, reported on and included as exhibits audited and unaudited financial statements (and related notes) of certain of our direct and indirect wholly-owned subsidiaries through April 2, 2004 pursuant to Rule 3-16 of Regulation S-X, which requires separate company financial statements for affiliates whose securities collateralize registered securities if certain significance tests are met, and a related consent from PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2004	ON SEMICONDUCTOR CORPORATION

	By:	/s/ DONALD COLVIN
Donald Colvin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 4.1	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and Wells Fargo Bank, N.A., as trustee

Exhibit 4.2	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (Exhibit A to the Indenture filed as Exhibit 4.1 hereto)

Exhibit 4.3	Registration Rights Agreement dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc.

Exhibit 4.4	Supplemental Indenture regarding 12% Senior Subordinated Notes due 2009 dated as of April 19, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and U.S. Bank National Association (successor to State Street Bank and Trust Company), as trustee

Exhibit 4.5	Certificate of Amendment to the Certificate of Designations of Series A Cumulative Convertible Preferred Stock of ON Semiconductor

Exhibit 10.1	ON Semiconductor Corporation Offer To Purchase For Cash Any and All 12% Senior Subordinated Notes Due 2009 Issued by ON Semiconductor Corporation (formerly known as SCG Holding Corporation) and Semiconductor Components Industries, LLC and Related Solicitation of Consents, dated April 6, 2004

Exhibit 10.2	Dealer Manager and Solicitation Agent Agreement dated April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co, Incorporated relating to ON Semiconductor Corporation Offer to Purchase For Cash Any and All 12% Senior Subordinated Notes Due 2009 Issued by ON Semiconductor Corporation and Semiconductor Components Industries, LLC and Related Solicitation of Consents

Exhibit 10.3	Amendment and Restatement Agreement, dated as of April 22, 2004, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of November 25, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and the administrative agent

Exhibit 10.4	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of April 22, 2004, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank as administrative agent, collateral agent and syndication agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.3 hereto)

Exhibit 10.5	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent

Exhibit 10.6	Reaffirmation Agreement, dated as of April 22, 2004, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto and JPMorgan Chase Bank, as administrative agent, issuing bank and collateral agent for the benefit of the lenders

Exhibit 10.7	2000 Stock Incentive Plan as amended and restated on May 19, 2004

Exhibit 10.8	2000 Employee Stock Purchase Plan as amended and restated on May 19, 2004

Exhibit No.	Description

Exhibit 10.9	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan

Exhibit 10.10	Form of Stock Option Grant Agreement to 2000 Stock Incentive Plan

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002