Form 10-Q
period 2004-10-01
ON SEMICONDUCTOR CORP
filed 2004-11-04
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).    Yes ☒    No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 1, 2004:

Class	Number of Shares
Common Stock; $.01 par value	254,271,929

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	October 1, 2004	December 31, 2003
Assets
Cash and cash equivalents	$231.8	$186.6
Receivables, net	151.7	136.1
Inventories, net	204.9	171.6
Other current assets	25.5	25.7
Deferred income taxes	4.4	2.7

Total current assets	618.3	522.7
Property, plant and equipment, net	479.8	499.1
Deferred income taxes	1.6	1.3
Goodwill	77.3	77.3
Other assets	43.7	61.0

Total assets	$1,220.7	$1,161.4

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Deficit
Accounts payable	$110.1	$115.7
Accrued expenses	100.8	89.9
Income taxes payable	4.0	1.7
Accrued interest	10.6	25.3
Deferred income on sales to distributors	109.5	66.2
Current portion of long-term debt	13.1	11.4

Total current liabilities	348.1	310.2
Long-term debt	1,126.5	1,291.5
Other long-term liabilities	43.6	58.2

Total liabilities	1,518.2	1,659.9

Commitments and contingencies (See Note 9)	—	—

Minority interests in consolidated subsidiaries	26.1	26.4

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 100,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value—$127.5 and $131.7	128.6	119.7

Common stock ($0.01 par value, 500,000,000 shares authorized, 254,218,552 and 217,299,893 shares issued and outstanding)	2.5	2.2
Additional paid-in capital	1,115.8	891.3
Accumulated other comprehensive loss	(1.4)	(4.4)
Accumulated deficit	(1,569.1)	(1,533.7)

Total stockholders’ deficit	(452.2)	(644.6)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,220.7	$1,161.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenues	$318.4	$264.8	$960.1	$790.5
Cost of revenues	215.4	191.2	648.8	568.2

Gross profit	103.0	73.6	311.3	222.3

Operating expenses:
Research and development	22.9	20.0	71.4	61.5
Selling and marketing	18.6	14.8	56.9	46.5
General and administrative	18.0	15.6	53.7	53.9
Amortization of intangible asset	—	—	—	5.9
Restructuring, asset impairments and other, net	—	(3.3)	14.0	31.3

Total operating expenses	59.5	47.1	196.0	199.1

Operating income	43.5	26.5	115.3	23.2

Other income (expenses):
Interest expense	(22.0)	(38.1)	(80.1)	(116.2)
Interest income	0.6	0.3	1.6	1.5
Realized and unrealized foreign currency gains (losses)	(1.4)	0.5	(2.1)	2.3
Loss on debt prepayment	(3.0)	(2.9)	(63.4)	(6.4)

Other income (expenses), net	(25.8)	(40.2)	(144.0)	(118.8)

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	17.7	(13.7)	(28.7)	(95.6)
Income tax provision	(1.6)	(1.8)	(4.8)	(6.3)
Minority interests	(0.4)	(0.8)	(1.9)	(0.9)

Income (loss) before cumulative effect of accounting change	15.7	(16.3)	(35.4)	(102.8)
Cumulative effect of accounting change, net of tax of $0	—	—	—	(21.5)

Net income (loss)	15.7	(16.3)	(35.4)	(124.3)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	—	(1.6)	—
Less: Convertible redeemable preferred stock dividends	(2.5)	(2.3)	(7.3)	(6.7)
Less: Allocation of undistributed earnings to preferred stockholders	(2.0)	—	—	—

Net income (loss) applicable to common stock	$11.3	$(18.6)	$(44.3)	$(131.0)

Comprehensive income (loss):
Net income (loss)	$15.7	$(16.3)	$(35.4)	$(124.3)
Foreign currency translation adjustments	(1.1)	2.5	(1.2)	2.8
Additional minimum pension liability adjustment	—	—	—	19.6
Effects of cash flows hedges	1.3	2.2	4.2	5.3
Unrealized losses on deferred compensation plan investments	—	(0.2)	—	(0.2)

Comprehensive income (loss):	$15.9	$(11.8)	$(32.4)	$(96.8)

Income (loss) per common share:
Basic(1):
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.04	$(0.10)	$(0.18)	$(0.62)
Cumulative effect of accounting change	—	—	—	(0.12)

Net income (loss) applicable to common stock	$0.04	$(0.10)	$(0.18)	$(0.74)

Diluted(1):
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.04	$(0.10)	$(0.18)	$(0.62)
Cumulative effect of accounting change	—	—	—	(0.12)

Net income (loss) applicable to common stock	$0.04	$(0.10)	$(0.18)	$(0.74)

Weighted average common shares outstanding:
Basic	253.9	179.5	245.6	177.5

Diluted	259.4	179.5	245.6	177.5

(1)	Certain amounts may not total due to the rounding of individual components.

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Cash flows from operating activities:
Net income (loss)	$15.7	$(16.3)	$(35.4)	$(124.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25.5	28.0	76.6	100.6
(Gain) loss on sale of fixed assets	—	(4.6)	12.1	(3.2)
Loss on debt prepayment	3.0	2.9	63.4	6.4
Amortization of debt issuance costs and debt discount	1.8	2.3	5.5	6.9
Provision for excess inventories	5.3	2.1	6.9	8.4
Cumulative effect of accounting change	—	—	—	21.5
Non-cash impairment write-down of property, plant and equipment	—	—	—	10.5
Non-cash interest on junior subordinated note	3.6	3.3	10.6	9.8
Non-cash write down of intangible asset		—	—	20.8
Deferred income taxes	(0.5)	(2.3)	(2.0)	(4.8)
Stock compensation expense	0.2	—	0.2	0.1
Other	0.6	1.0	2.6	2.8
Changes in assets and liabilities:
Receivables	8.9	(22.3)	(16.2)	(35.0)
Inventories	(13.0)	1.1	(40.3)	(17.3)
Other assets	0.5	(4.0)	6.1	0.1
Accounts payable	(14.4)	8.0	(5.0)	46.9
Accrued expenses	(19.4)	7.1	(0.2)	(8.9)
Income taxes payable	0.8	2.4	2.3	8.2
Accrued interest	0.4	(5.7)	(14.7)	(21.4)
Deferred income on sales to distributors	10.8	0.1	43.3	(6.4)
Other long-term liabilities	0.7	(1.9)	0.4	(3.8)

Net cash provided by operating activities	30.5	1.2	116.2	17.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(16.4)	(16.9)	(65.1)	(41.5)
Acquisition of minority interests in consolidated subsidiaries	—	—	—	(1.8)
Proceeds from sale of property, plant and equipment	—	13.2	3.8	13.2

Net cash used in investing activities	(16.4)	(3.7)	(61.3)	(30.1)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	—	99.5	260.0	290.4
Proceeds from issuance of common stock under the employee stock purchase plan	0.4	0.3	1.4	0.7
Proceeds from stock option exercises and warrants	0.6	3.8	5.1	4.1
Proceeds from issuance of common stock, net of issuance costs	(0.1)	158.1	228.2	158.1
Payment of capital lease obligation	(0.9)	—	(5.1)	—
Payment of debt issuance and amendment costs	(0.4)	(3.6)	(10.5)	(14.2)
Dividend to minority shareholder of consolidated subsidiary	—	—	(2.1)	—
Redemption fees on repayment of long-term debt	(2.0)	—	(43.9)	—
Repayment of long-term debt	(37.1)	(253.8)	(442.0)	(434.7)

Net cash provided by (used in) financing activities	(39.5)	4.3	(8.9)	4.4

Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.6	(0.8)	1.0

Net increase (decrease) in cash and cash equivalents	(25.9)	2.4	45.2	(6.8)
Cash and cash equivalents, beginning of period	257.7	181.2	186.6	190.4

Cash and cash equivalents, end of period	$231.8	$183.6	$231.8	$183.6

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

The accompanying unaudited financial statements as of October 1, 2004 and for the three months and nine months ended October 1, 2004 and October 3, 2003, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2003 and for the year then ended included in the Company’s annual report on Form 10-K/A, as amended, for the year ended December 31, 2003.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with the recording of valuation allowances relating to receivables, and deferred tax assets; accruals for customer incentives, warranties, and restructuring charges, inventory write-downs and pension obligations; the fair values of financial instruments (including derivative financial instruments); and the measurement of future cash flows associated with long-lived assets. Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation. These changes had no impact on previously reported net loss or stockholders’ deficit.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2: Liquidity

During the nine months ended October 1, 2004, the Company had a net loss of $35.4 million compared to a net loss of $124.3 million for the nine months ended October 3, 2003. The Company’s net loss included net charges from restructuring, asset impairments and other, net of $14.0 million, for the nine months ended October 1, 2004 as compared to a net charge of $31.3 million for the nine months ended October 3, 2003. The Company’s net loss for the nine months ended October 1, 2004 also included charges of $63.4 million for loss on debt prepayment as compared to charges of $6.4 million for the nine months ended October 3, 2003. The Company’s net loss for the nine months ended October 3, 2003 included a charge of $21.5 million relating to a change in accounting principle described in Note 3. Net cash provided by operating activities was $116.2 million for the nine months ended October 1, 2004, as compared to net cash provided by operating activities of $17.9 million for the nine months ended October 3, 2003, respectively.

At October 1, 2004, the Company had $231.8 million in cash and cash equivalents, net working capital of $270.2 million, term and revolving debt of $1,139.6 million in the aggregate and a stockholders’ deficit of $452.2 million. The Company’s long-term debt includes $320.2 million (net of discount) under its senior bank facilities; $125.0 million (net of discount) of its 12% first-lien senior secured notes due 2010; $190.8 million (net of discount) of its 13% second-lien senior secured notes due 2008; $260.0 million of its zero coupon convertible senior subordinated notes due 2024; $150.5 million under its 10% junior subordinated note due 2011; $20.0 million under a note payable to a Japanese bank due 2010; $64.4 million under loan facilities with Chinese banks; and $8.7 million of capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements as of October 1, 2004 and expects to remain in compliance over the next twelve months.

In February 2004, the Company completed a public offering of common stock resulting in net proceeds of $226.7 million, after deducting the underwriting discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, which includes $1.2 million that were unpaid as of October 1, 2004 and $0.3 million of bank amendment fees that were paid as of October 1, 2004. The net proceeds were used to redeem $70.0 million principal amount of the Company’s 13% senior secured notes due 2010 and $105.0 million principal amount of the 12% senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes. The remaining proceeds were used for general corporate purposes.

In April 2004, the Company commenced a cash tender offer for all of its outstanding 12% Senior Subordinated Notes due 2009. The Company had redeemed $260.0 million outstanding principal amount of senior subordinated notes as of October 1, 2004, and incurred costs of $22.9 million resulting from tender offer fees, consent fees, redemption premiums, dealer manager fees and legal fees. In order to finance the cash tender offer, the Company issued $260.0 million of zero coupon convertible senior subordinated notes due 2024 and used cash on hand. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through October 1, 2005. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4: Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2003	2004 Charges	2004 Usage	2004 Adjustments	Reserve Balance at October 1, 2004
June 2004
Cash employee separation charges	$—	$1.5	$—	$—	$1.5

March 2004
Cash employee separation charges	—	0.3	(0.3)	—	—
Cash exit costs	—	0.1	(0.1)	—	—
Loss on sale of fixed assets	—	12.0	(12.0)	—	—

	—				—

December 2003
Cash employee separation charges	5.2	1.6	(2.4)	—	4.4
Cash exit costs	0.4	0.3	(0.4)	—	0.3

	5.6				4.7

September 2003
Cash employee separation charges	0.5	—	(0.5)	—	—

December 2002
Cash employee separations charges	3.1	—	(1.6)	(1.2)	0.3
Cash exit costs	0.7	—	(0.1)	(0.4)	0.2

	3.8				0.5

June 2002
Cash exit costs	2.5	—	—	—	2.5

March 2002
Cash employee separations charges	0.3	—	(0.1)	—	0.2

June 2001
Cash exit costs	0.4	—	—	(0.4)	—

	$13.1	$15.8	$(17.5)	$(2.0)	$9.4

As of October 1, 2004, the $9.4 million reserve balance was comprised of $6.4 million of employee severance charges and $3.0 million of exit costs, which consisted of $2.5 million in contract termination charges and $0.5 million of facility closure and lease termination charges. A reconciliation of the activity in the table above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter and nine months ended October 1, 2004, follows (in millions):

	Quarter Ended October 1, 2004	Nine Months Ended October 1, 2004
2004 Charges	$0.4	$15.8
Plus: Charges related to the termination of an executive officer (June 2004)	—	0.2
Less: Adjustments to prior year charges	(0.4)	(2.0)

	$—	$14.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the third quarter of 2004, the Company recorded $0.3 million of employee separation charges related to the shutdown of the Company’s back-end manufacturing lines in Roznov, Czech Republic that was announced in December 2003, and $0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003. These costs were offset by the reversal of a $0.4 million reserve for cash exit costs related to the June 2001 restructuring activity that after management’s evaluation are no longer expected to be incurred.

June 2004

In June 2004, the Company recorded $2.3 million in restructuring, asset impairment and other, net charges, which includes $2.1 million of employee separation charges and $0.2 million of exit costs.

The employee separation charges of $2.1 million include $1.5 million for the termination of approximately 190 additional employees in the Czech Republic due to the previously announced transfer of the Company’s back-end manufacturing lines in the Czech Republic to Malaysia and the Philippines. All terminations and associated severance payments related to these charges are expected to be completed by the first quarter of 2005.

The remaining $0.6 million of employee separation charges relates to the shutdown of the Company’s back-end manufacturing lines in the Czech Republic announced in December 2003. This amount represents a portion of the total severance benefits for approximately 460 employees. The Company recorded similar charges in each quarter since the announcement and management estimates that additional severance charges of approximately $0.1 million related to such shutdown will be recognized during the fourth quarter of 2004.

Included in the $0.2 million of exit costs is $0.1 million related to certain exit activities that were completed in connection with the December 2003 announcement of the shutdown of manufacturing operations in East Greenwich, Rhode Island. The remaining $0.1 million of exit costs relate to the information technology (“IT”) outsourcing agreement announced in March 2004.

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

As a result of the new IT outsourcing agreement, the Company initiated a plan to reduce its current IT staffing levels. In connection with this reduction, the Company recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges have been completed as of October 1, 2004.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not expect any additional charges related to the March 2004 restructuring activity.

The remaining $0.7 million of employee separation charges relates to the shutdown of the Company’s back-end manufacturing lines in the Czech Republic that was announced in December 2003.

The $0.1 million of exit costs relate to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich that was announced in December 2003.

December 2003

The remaining restructuring reserve of $4.7 million at October 1, 2004 is comprised of $4.4 million of employee separation costs and $0.3 million related to lease termination and other exit costs.

The employee separation charges include $3.4 million for approximately 325 employees in connection with the East Greenwich shutdown, of which approximately 50 have been terminated as of October 1, 2004, and $0.8 million for approximately 460 employees in connection with the shutdown of the Company’s back-end manufacturing lines in the Czech Republic, of which approximately 400 have been terminated as of October 1, 2004. The Company expects to incur additional severance charges of approximately $0.1 million related to the Czech Republic that will be recognized in the fourth quarter of 2004 as discussed in connection with the June 2004 activity. The remaining $0.2 million of employee separation charges relates to severance benefits for three employees in general and administrative functions in Europe. All terminations and associated severance payments are expected to be completed by the third quarter of 2005.

The $0.3 million of lease termination and other exit costs are in connection with the East Greenwich shutdown. The Company expects to incur additional exit costs between $0.1 million to $0.2 million during the fourth quarter of 2004.

As discussed above, additional employee separation charges related to the shutdown of Company’s back-end manufacturing lines in the Czech Republic that was announced in December 2003 and cash exit costs for certain activities in connection with the December 2003 announcement of the shutdown of the East Greenwich facility were recognized in 2004 as follows:

Period	Cash Employee Separation Charges	Cash Exit Costs
March 2004	$0.7	$0.1
June 2004	0.6	0.1
September 2004	0.3	0.1

	$1.6	$0.3

September 2003

As of October 1, 2004, the Company settled all obligations related to this restructuring activity. The Company does not expect any additional charges related to the September 2003 restructuring activity.

December 2002

In June 2004, the Company reversed $1.2 million of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems. In June 2004, the Company also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets that are no longer expected to be incurred.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The remaining restructuring reserve of $0.5 million at October 1, 2004 is comprised of $0.3 million of separation costs associated with 7 employees and $0.2 million related to lease termination and other exit costs. All terminations and associated severance payments are expected to be completed by December 2004. The Company expects to settle its remaining obligations related to the other exit costs by December 2005. The Company does not expect any additional charges related to the December 2002 restructuring activity.

June 2002

The remaining restructuring reserve of $2.5 million at October 1, 2004 relates to estimated charges associated with a manufacturing supply agreement. The Company is currently in discussions to settle the remaining obligations under this agreement.

March 2002

The remaining restructuring reserve of $0.2 million at October 1, 2004 relates to the unpaid separation costs associated with terminated employees. All employees have been terminated under this program and the remaining liability relating to this restructuring program is expected to be paid by June 2005. The Company does not expect any additional charges related to the March 2002 restructuring activity.

June 2001

In September 2004, the Company settled its remaining obligations related to this restructuring activity and reversed $0.4 million of the cash exit costs reserve that is no longer expected to be incurred. The Company does not expect any additional charges related to the June 2001 restructuring activity.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	October 1, 2004	December 31, 2003
Receivables, net:
Accounts receivable	$154.2	$138.5
Less: Allowance for doubtful accounts	(2.5)	(2.4)

	$151.7	$136.1

Inventories, net:
Raw materials	$22.5	$15.2
Work in process	135.9	111.7
Finished goods	87.4	87.1

Total inventory	245.8	214.0
Less: Inventory reserves	(40.9)	(42.4)

	$204.9	$171.6

Property, plant and equipment, net:
Land	$15.7	$16.1
Buildings	360.3	350.5
Machinery and equipment	1,042.3	1,022.2

Total property, plant and equipment	1,418.3	1,388.8
Less: Accumulated depreciation	(938.5)	(889.7)

	$479.8	$499.1

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Accrued expenses:
Accrued payroll	$34.4	$28.2
Sales related reserves	20.2	18.5
Restructuring reserves	9.4	13.1
Other	36.8	30.1

	$100.8	$89.9

Other comprehensive loss:
Foreign currency translation adjustments	$0.5	$1.7
Net unrealized losses and adjustments related to cash flow hedges	(1.1)	(5.3)
Unrealized losses on deferred compensation plan investments	(0.8)	(0.8)

	$(1.4)	$(4.4)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the nine months ended October 1, 2004 is as follows (in millions):

Balance as of December 31, 2003	$1.6
Provision	1.8
Usage	(0.4)
Reserve released	(0.2)

Balance as of October 1, 2004	$2.8

The activity related to the Company’s warranty reserves for the nine months ended October 3, 2003 is as follows (in millions):

Balance as of December 31, 2002	$2.7
Usage	(0.9)
Reserve released	(0.3)

Balance as of October 3, 2003	$1.5

The Company maintains defined benefit plans for some of its domestic and foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of October 1, 2004 and December 31, 2003, the total accrued pension liability was $32.6 million and $40.2 million, respectively. The components of our net periodic pension expense for the quarter and nine months ended October 1, 2004 and October 3, 2003 are as follows (in millions):

	Quarter Ended October 1, 2004			Quarter Ended October 3, 2003
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	$0.5	$0.2	$0.7	$0.4	$0.3	$0.7
Interest cost	0.6	0.3	0.9	0.6	0.2	0.8
Expected return on plan assets	(0.2)	—	(0.2)	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	0.1	—	0.1	—	0.1	0.1

Total net periodic pension cost	$1.0	$0.5	$1.5	$0.9	$0.5	$1.4

	Nine Months Ended October 1, 2004			Nine Months Ended October 3, 2003
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	$1.7	$0.7	$2.4	$1.3	$1.0	$2.3
Interest cost	1.8	0.7	2.5	1.8	0.7	2.5
Expected return on plan assets	(0.4)	(0.2)	(0.6)	(0.4)	(0.2)	(0.6)
Amortization of prior service cost	0.1	0.2	0.3	0.1	0.2	0.3
Cumulative effect of accounting change	—	—	—	20.0	1.5	21.5

Total net periodic pension cost	$3.2	$1.4	$4.6	$22.8	$3.2	$26.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Long-Term Debt

Long-term debt at October 1, 2004 and December 31, 2003 consists of the following (dollars in millions):

	October 1, 2004	December 31, 2003
Senior Bank Facilities:
Tranche E due 2007, 4.4375% interest payable monthly, net of discount of $0.4	$—	$320.1
Tranche F due 2009, 4.75% interest payable quarterly, net of discount of $0.3	320.2	—
First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually, net of debt discount of $5.0 and $8.4	125.0	191.6
Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $4.2 and $7.4	190.8	292.6
12% Senior Subordinated Notes due 2009, interest payable semi-annually	—	260.0
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	—
10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	150.5	139.9
2.3% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	20.0	24.3
Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 3.3% and 3.5%, respectively	20.0	20.0
Loan with a Chinese bank due 2004 through 2013, interest payable quarterly at 3.6% and 2.7% respectively	44.4	48.0
Capital lease obligations	8.7	6.4

	1,139.6	1,302.9
Less: Current maturities	(13.1)	(11.4)

	$1,126.5	$1,291.5

Loss on Debt Prepayment

During the third quarter of 2004 the Company incurred $2.0 million of costs in respect of the 6% premium paid upon redemption of $34.2 million outstanding principal amount of its senior subordinated notes and wrote off $1.0 million of debt issuance costs due in connection with such redemption.

During the second quarter of 2004 the Company incurred $20.9 million of costs resulting from consent fees, tender offer fees, legal fees and dealer manager fees upon redemption of $225.8 million outstanding principal of the 12% senior subordinated notes due 2009, and also wrote off $6.5 million of debt issuance costs.

During the first quarter of 2004 the Company incurred $21.0 million of costs resulting from the redemption premium upon repayment of $70.0 million and $105.0 million outstanding principal of the first-lien and second-lien senior secured notes, respectively, and also wrote off $12.0 million of debt issuance costs due to the repayment.

During the third quarter of 2003 the Company incurred $2.9 million of costs in connection with the public offering of common stock in September 2003 and the related debt prepayment, which consisted of the write-off of $2.5 million of debt issuance costs and the expensing of $0.4 million of third-party expenses in connection therewith.

During the first quarter of 2003 the Company wrote off $3.5 million of debt issuance costs upon prepayment of a portion of the amounts outstanding under the Company’s senior bank facilities and revolving credit facility.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its outstanding 12% Senior Subordinated Notes due 2009. The total consideration offered for each $1,000 dollars of principal amount of notes tendered was $1,089.06, plus accrued interest, if any, to the repurchase date. As of October 1, 2004, the Company redeemed $260.0 million principal amount of such notes using cash and cash equivalents. In order to finance the cash tender offer, the Company issued $260.0 million of Zero Coupon Convertible Senior Subordinated Notes due 2024. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

Holders may convert the notes into approximately 26.5 million shares of the Company’s common stock at a conversion rate of 101.8849 shares per $1,000 principal amount of notes before April 15, 2024 under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2004 through maturity if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; (4) after the date, if ever, on which either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services assigns an initial credit rating to the notes, during any period in which the credit rating assigned to the notes by either Moody’s or S&P is three or more rating subcategories below the initial credit rating assigned by Moody’s or S&P, as the case may be, or any period in which the notes are no longer rated by either Moody’s or S&P, as the case may be, if such ratings agency had previously rated the notes; or (5) upon the occurrence of certain corporate events. Beginning April 15, 2010, the Company may redeem any of the notes at specified redemption prices. Holders may require the Company to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of the Company’s senior indebtedness. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company’s common stock.

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

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 the Company refinanced $320.5 million of loans under its senior bank facilities. The Company replaced its tranche E term loan facility with a new tranche F term loan facility, which bears interest at a base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility will be due throughout 2008 and 2009, provided that, if the Company has not redeemed or repurchased its second-lien senior secured notes in full on or prior to November 15, 2007, the tranche F term loan facility will mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit the Company to use for general corporate purposes up to $30 million of the proceeds from the sale of the East Greenwich manufacturing facility;

•	subject to certain restrictions, permit the Company to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or junior subordinated note;

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bears interest at a rate that is 0.50% per annum lower than the rate borne by the existing revolving facility.

Annual maturities relating to the Company’s long-term debt as of October 1, 2004 are as follows (in millions):

Remainder of 2004	$2.5
2005	12.9
2006	45.1
2007	334.7
2008	195.6
Thereafter	548.8

$1,139.6

The above table reflects maturities of $320.2 million of the new tranche F term loan facility in 2007 and $190.8 million of the second-lien senior secured notes in 2008. However, as stipulated by the April 2004 amendment to the senior bank facilities and loan repricing, discussed previously, if the Company has redeemed or repurchased its second-lien senior secured notes in full on or prior to November 15, 2007, the new tranche F term loan facility will mature throughout 2008 and 2009.

The Company and Semiconductor Components Industries, LLC (“SCI LLC”), its primary operating subsidiary, are co-issuers of the first-lien senior secured notes, the second-lien senior secured notes and the senior subordinated notes at the times they were outstanding and the Company is the sole issuer of the the zero coupon convertible senior subordinated notes (collectively, “the Notes”). The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in its joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. SCI LLC is a guarantor of the zero coupon convertible senior subordinated notes. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Prior to the fourth quarter of 2003, the Guarantor Subsidiaries also owned an investment in the Company’s Czech subsidiaries which was subsequently sold to a Non-Guarantor Subsidiary. Because this transaction was a transfer between entities under common control, the Company has accounted for this transaction in a manner similar to a pooling of interests and has restated all historical Guarantor and Non-Guarantor Subsidiary financial information to reflect the current ownership structure.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of October 1, 2004
Cash and cash equivalents	$—	$109.1	$—	$122.7	$—	$231.8
Receivables, net	—	37.5	0.3	113.9	—	151.7
Inventories, net	—	27.5	5.3	204.2	(32.1)	204.9
Deferred income taxes	—	—	—	4.4	—	4.4
Other current assets	—	4.9	0.1	20.5	—	25.5

Total current assets	—	179.0	5.7	465.7	(32.1)	618.3
Deferred income tax, non current	—	—	—	1.6	—	1.6
Property, plant and equipment, net	—	85.9	13.9	380.0	—	479.8
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(271.5)	168.1	40.6	38.8	67.7	43.7

Total assets	$(271.5)	$441.1	$129.4	$886.1	$35.6	$1,220.7

Accounts payable	$—	$26.7	$2.7	$80.7	$—	$110.1
Accrued expenses and other current liabilities	—	78.3	6.4	42.1	1.7	128.5
Deferred income on sales to distributors	—	44.8	—	64.7	—	109.5

Total current liabilities	—	149.8	9.1	187.5	1.7	348.1
Long-term debt (1)	575.8	790.2	—	76.3	(315.8)	1,126.5
Other long-term liabilities	—	29.2	—	14.4	—	43.6
Intercompany (1)	(523.7)	(415.7)	155.9	263.0	520.5	—

Total liabilities	52.1	553.5	165.0	541.2	206.4	1,518.2
Minority interests in consolidated subsidiaries	—	—	—	—	26.1	26.1
Redeemable preferred stock	128.6	—	—	—	—	128.6
Stockholders’ equity (deficit)	(452.2)	(112.4)	(35.6)	344.9	(196.9)	(452.2)

Liabilities, minority interests and stockholders’ equity (deficit)	$(271.5)	$441.1	$129.4	$886.1	$35.6	$1,220.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2003
Cash and cash equivalents	$—	$118.9	$—	$67.7	$—	$186.6
Receivables, net	—	31.5	—	104.6	—	136.1
Inventories, net	—	21.1	2.2	184.3	(36.0)	171.6
Deferred income taxes	—	—	—	2.7	—	2.7
Other current assets	—	3.8	0.1	21.8	—	25.7

Total current assets	—	175.3	2.3	381.1	(36.0)	522.7
Deferred income tax, non current	—	—	—	1.3	—	1.3
Property, plant and equipment, net	—	94.3	15.9	388.9	—	499.1
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(732.8)	91.7	40.5	39.2	622.4	61.0

Total assets	$(732.8)	$369.4	$127.9	$810.5	$586.4	$1,161.4

Accounts payable	$—	$29.8	$1.8	$84.1	$—	$115.7
Accrued expenses and other current liabilities	—	86.2	5.2	37.2	(0.3)	128.3
Deferred income on sales to distributors	—	19.2	—	47.0	—	66.2

Total current liabilities	—	135.2	7.0	168.3	(0.3)	310.2
Long-term debt (1)	743.2	1,207.1	—	84.4	(743.2)	1,291.5
Other long-term liabilities	—	41.1	—	15.1	2.0	58.2
Intercompany (1)	(951.1)	(448.9)	143.2	308.1	948.7	—

Total liabilities	(207.9)	934.5	150.2	575.9	207.2	1,659.9
Minority interests in consolidated subsidiaries	—	—	—	—	26.4	26.4
Redeemable preferred stock	119.7	—	—	—	—	119.7
Stockholders’ equity (deficit)	(644.6)	(565.1)	(22.3)	234.6	352.8	(644.6)

Liabilities, minority interests and stockholders’ equity (deficit)	$(732.8)	$369.4	$127.9	$810.5	$586.4	$1,161.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended October 1, 2004
Revenues	$—	$108.2	$8.6	$421.5	$(219.9)	$318.4
Cost of sales	—	101.7	10.5	322.4	(219.2)	215.4

Gross profit	—	6.5	(1.9)	99.1	(0.7)	103.0

Research and development	—	4.3	3.1	15.5	—	22.9
Selling and marketing	—	10.4	0.2	8.0	—	18.6
General and administrative	—	3.2	—	14.8	—	18.0
Restructuring, asset impairments and other, net	—	(0.4)	0.1	0.3	—	—

Total operating expenses	—	17.5	3.4	38.6	—	59.5

Operating income (loss)	—	(11.0)	(5.3)	60.5	(0.7)	43.5
Interest expense	(0.3)	(9.5)	(5.8)	(6.4)	—	(22.0)
Interest income	—	0.6	—	—	—	0.6
Loss on debt prepayment	—	(3.0)	—	—	—	(3.0)
Realized and unrealized foreign currency gains (losses)	—	0.3	—	(1.7)	—	(1.4)
Equity in earnings	16.0	40.2	1.2	—	(57.4)	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	15.7	17.6	(9.9)	52.4	(58.1)	17.7
Income tax provision	—	(2.6)	—	1.0	—	(1.6)
Minority interests	—	—	—	—	(0.4)	(0.4)

Income (loss) before cumulative effect of accounting change	15.7	15.0	(9.9)	53.4	(58.5)	15.7
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	$15.7	$15.0	$(9.9)	$53.4	$(58.5)	$15.7

For the quarter ended October 3, 2003
Revenues	$—	$113.2	$8.3	$365.6	$(222.3)	$264.8
Cost of sales	—	94.9	11.4	313.2	(228.3)	191.2

Gross profit	—	18.3	(3.1)	52.4	6.0	73.6

Research and development	—	2.4	3.2	14.4	—	20.0
Selling and marketing	—	8.0	0.1	6.7	—	14.8
General and administrative	—	(0.4)	0.1	15.9	—	15.6
Restructuring, asset impairments and other, net	—	0.2	—	(3.5)	—	(3.3)

Total operating expenses	—	10.2	3.4	33.5	—	47.1

Operating income (loss)	—	8.1	(6.5)	18.9	6.0	26.5
Interest expense	—	(27.2)	(4.8)	(6.1)	—	(38.1)
Interest income	—	0.3	—	—	—	0.3
Loss on debt prepayment	—	(2.9)	—	—	—	(2.9)
Realized and unrealized foreign currency gains (losses)	—	(0.7)	—	1.2	—	0.5
Equity in earnings	(16.3)	6.9	1.2	(1.0)	9.2	—

Income (loss) before income taxes, minority interests
and cumulative effect of accounting change	(16.3)	(15.5)	(10.1)	13.0	15.2	(13.7)
Income tax provision	—	(1.8)	—	—	—	(1.8)
Minority interests	—	—	—	—	(0.8)	(0.8)

Income (loss) before cumulative effect of accounting change	(16.3)	(17.3)	(10.1)	13.0	14.4	(16.3)
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	$(16.3)	$(17.3)	$(10.1)	$13.0	$14.4	$(16.3)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended October 1, 2004
Revenues	$—	$385.9	$37.8	$1,303.9	$(767.5)	$960.1
Cost of sales	—	352.5	32.9	1,034.8	(771.4)	648.8

Gross profit	—	33.4	4.9	269.1	3.9	311.3

Research and development	—	16.5	9.7	45.2	—	71.4
Selling and marketing	—	33.3	0.6	23.0	—	56.9
General and administrative	—	8.7	0.2	44.8	—	53.7
Restructuring, asset impairments and other, net	—	10.6	0.3	3.1	—	14.0

Total operating expenses	—	69.1	10.8	116.1	—	196.0

Operating income (loss)	—	(35.7)	(5.9)	153.0	3.9	115.3
Interest expense	(0.6)	(42.0)	(15.2)	(22.3)	—	(80.1)
Interest income	—	1.6	—	—	—	1.6
Loss on debt prepayment	—	(63.4)	—	—	—	(63.4)
Realized and unrealized foreign currency gains (losses)	—	0.5	—	(2.6)	—	(2.1)
Equity in earnings	(34.8)	103.6	3.4	—	(72.2)	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(35.4)	(35.4)	(17.7)	128.1	(68.3)	(28.7)
Income tax provision	—	(1.8)	—	(3.0)	—	(4.8)
Minority interests	—	—	—	—	(1.9)	(1.9)

Income (loss) before cumulative effect of accounting change	(35.4)	(37.2)	(17.7)	125.1	(70.2)	(35.4)
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	$(35.4)	$(37.2)	$(17.7)	$125.1	$(70.2)	$(35.4)

Net cash provided by (used in) operating activities	$—	$(37.0)	$2.0	$151.2	$—	$116.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(26.1)	(1.3)	(37.7)	—	(65.1)
Proceeds from sales of property, plant and equipment	—	3.8	—	—	—	3.8

Net cash used in investing activities	—	(22.3)	(1.3)	(37.7)	—	(61.3)

Cash flows from financing activities:
Intercompany loans	—	(312.1)	—	312.1	—	—
Intercompany loan repayments	—	357.2	—	(357.2)	—	—
Proceeds from debt issuance, net of discount	—	260.0	—	—	—	260.0
Payment of debt issuance costs and amendment costs	—	(10.5)	—	—	—	(10.5)
Payment of capital lease obligation	—	(4.9)	—	(0.2)	—	(5.1)
Repayment of long term debt	—	(435.0)	—	(7.0)	—	(442.0)
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(2.1)	—	(2.1)
Redemption premium on repayment of long-term debt	—	(43.9)	—	—	—	(43.9)
Proceeds from issuance of common stock, net of issuance costs	—	228.2	—	—	—	228.2
Equity injections from Parent	—	4.0	—	—	—	4.0
Subsidiary declared dividend	—	—	(0.7)	(3.3)	—	(4.0)
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.4	—	—	—	1.4
Proceeds from stock option exercise	—	5.1	—	—	—	5.1

Net cash provided by (used in) financing activities	—	49.5	(0.7)	(57.7)	—	(8.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.8)	—	(0.8)

Net increase in cash and cash equivalents	—	(9.8)	0.0	55.0	—	45.2
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	$—	$109.1	$0.0	$122.7	$—	$231.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended October 3, 2003
Revenues	$—	$374.9	$60.7	$1,050.2	$(695.3)	$790.5
Cost of sales	—	341.7	33.4	894.1	(701.0)	568.2

Gross profit	—	33.2	27.3	156.1	5.7	222.3

Research and development	—	15.9	10.1	35.5	—	61.5
Selling and marketing	—	25.6	0.4	20.5	—	46.5
General and administrative	—	17.8	0.1	36.0	—	53.9
Amortization of intangible asset	—	—	5.9	—	—	5.9
Restructuring, asset impairments and other, net	—	6.2	20.8	4.3	—	31.3

Total operating expenses	—	65.5	37.3	96.3	—	199.1

Operating income (loss)	—	(32.3)	(10.0)	59.8	5.7	23.2
Interest expense	—	(79.1)	(14.4)	(22.7)	—	(116.2)
Interest income	—	1.5	—	—	—	1.5
Loss on debt prepayment	—	(6.4)	—	—	—	(6.4)
Realized and unrealized foreign currency gains (losses)	—	5.6	—	(3.3)	—	2.3
Equity in earnings	(124.3)	7.0	3.1	(1.0)	115.2	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(124.3)	(103.7)	(21.3)	32.8	120.9	(95.6)
Income tax provision	—	(3.6)	—	(2.7)	—	(6.3)
Minority interests	—	—	—	—	(0.9)	(0.9)

Income (loss) before cumulative effect of accounting change	(124.3)	(107.3)	(21.3)	30.1	120.0	(102.8)
Cumulative effect of accounting change	—	(20.0)	—	(1.5)	—	(21.5)

Net income (loss)	$(124.3)	$(127.3)	$(21.3)	$28.6	$120.0	$(124.3)

Net cash provided by (used in) operating activities	$—	$(49.3)	$6.1	$61.1	$—	$17.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(8.5)	(6.1)	(26.9)	—	(41.5)
Acquisition of minority interest	—	—	(1.8)	—	—	(1.8)
Equity injections from Parent	—	(1.8)	—	—	1.8	—
Proceeds from sales of property, plant and equipment	—	—	—	13.2	—	13.2

Net cash used in investing activities	—	(10.3)	(7.9)	(13.7)	1.8	(30.1)

Cash flows from financing activities:
Intercompany loans	—	(237.0)	—	237.0	—	—
Intercompany loan repayments	—	275.6	—	(275.6)	—	—
Proceeds from debt issuance, net of discount	—	290.4	—	—	—	290.4
Payment of debt issuance costs	—	(14.2)	—	—	—	(14.2)
Repayment of long term debt	—	(434.7)	—	—	—	(434.7)
Proceeds from issuance of common stock	—	158.1	—	—	—	158.1
Proceeds from exercise of warrants	—	1.4	—	—	—	1.4
Equity injections from Parent	—	—	1.8	—	(1.8)	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.7	—	—	—	0.7
Proceeds from stock option exercise	—	2.7	—	—	—	2.7

Net cash provided by (used in) financing activities	—	43.0	1.8	(38.6)	(1.8)	4.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net increase in cash and cash equivalents	—	(16.6)	(0.0)	9.8	—	(6.8)
Cash and cash equivalents, beginning of period	—	121.5	—	68.9	—	190.4

Cash and cash equivalents, end of period	$—	$104.9	$(0.0)	$78.7	$—	$183.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only. For purposes of the Zero Coupon Convertible Senior Subordinated Notes, SCI LLC is a guarantor but not an issuer.

(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

Note 7: Redeemable Preferred Stock

On September 7, 2001, the Company issued 10,000 shares of its preferred stock (“the preferred stock”) with a stated value of $100.0 million to an affiliate of TPG. Net proceeds from the sale after deducting issuance costs were approximately $99.2 million. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness.

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

The Company is required to accrete the value of the preferred stock to its redemption value and records such accretion over the remaining period until the earliest available redemption date of September 7, 2009. Such accretion, which is influenced by changes in the market price of the Company’s common stock, adjusts net income applicable to common stock. Based on the market prices of the Company’s common stock, the Company had recorded total accretion charges of $2.3 million through April 2, 2004. Due to a decline in the Company’s stock price and the change in the applicable percentage from 50% to 20% on June 15, 2004, the previously recognized accretion charges shall be reversed over the remaining period, by the straight-line method, until the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

earliest available redemption date of September 7, 2009, unless future increases to the Company’s stock price require further accretion. Accordingly, $0.1 million and $0.2 million of previously recognized accretion charges were reversed during the third quarter of 2004 and the first nine months of 2004, respectively. The average closing price of the Company’s common stock over the last 30 trading days preceding October 1, 2004 was $3.11, and the redemption value of the preferred stock would have been $127.5 million.

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

Note 8: Common Stock

On February 9, 2004, the Company and its principal stockholder, Texas Pacific Group, completed a public offering (the “February 2004 Equity Offering”) of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 34.4 million shares (including approximately 0.4 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $6.98 per share. The net proceeds from this offering received by the Company were $226.7 million after deducting the underwriting discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, which includes $1.2 million that were unpaid as of October 1, 2004 and $0.3 million of bank amendment fees that were paid as of October 1, 2004. The Company did not receive any of the proceeds from the sale of shares by the selling stockholder. The Company used the net proceeds to redeem $70.0 million outstanding principal amount of the first-lien senior secured notes and $105.0 million outstanding principal amount of the second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. The Company used the remaining net proceeds for general corporate purposes.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Net income (loss) per share calculations for the quarters and nine months ended October 1, 2004 and October 3, 2003 are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income (loss) before cumulative effect of accounting change	$15.7	$(16.3)	$(35.4)	$(102.8)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	—	(1.6)	—
Less: Convertible redeemable preferred stock dividends	(2.5)	(2.3)	(7.3)	(6.7)
Less: Allocation of undistributed earnings to preferred stockholders	(2.0)	—	—	—

Net income (loss) applicable to common stock before cumulative effect of accounting change	11.3	(18.6)	(44.3)	(109.5)
Cumulative effect of accounting change	—	—	—	(21.5)

Net income (loss) applicable to common stock	$11.3	$(18.6)	$(44.3)	$(131.0)

Basic weighted average common shares outstanding	253.9	179.5	245.6	177.5
Add: Incremental shares for:
Dilutive effect of stock options	5.5	—	—	—
Convertible redeemable preferred stock	—	—	—	—

Diluted weighted average common shares outstanding	259.4	179.5	245.6	177.5

Net income (loss) per common share
Basic(1):
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.04	$(0.10)	$(0.18)	$(0.62)
Cumulative effect of accounting change	—	—	—	(0.12)

Net income (loss) applicable to common stock	$0.04	$(0.10)	$(0.18)	$(0.74)

Diluted(1):
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.04	$(0.10)	$(0.18)	$(0.62)
Cumulative effect of accounting change	—	—	—	(0.12)

Net income (loss) applicable to common stock	$0.04	$(0.10)	$(0.18)	$(0.74)

(1)	Certain amounts may not total due to the rounding of individual components.

Basic loss per share is computed by dividing net loss, adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock, by the weighted average number of common shares outstanding during the period. In periods in which the Company generates income, the two-class method is used to calculate basic earnings per share whereby net income, adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

retroactive adoption of Issue 03-6 did not impact periods prior to the third quarter of 2004 due to net losses in those periods.

Diluted loss per share generally would assume the conversion of the convertible redeemable preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options, however, since basic earnings per share under the two-class method is lowered due to the allocation of undistributed earnings to preferred stockholders, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive, and therefore is excluded from the calculation of diluted earnings per share.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the nine months ended October 1, 2004 and for the quarter and nine months ended October 3, 2003, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income in the nine months ended October 1, 2004 and the quarter and nine months ended October 3, 2003, the assumed exercise of stock options would have resulted in an additional incremental shares of diluted weighted average common shares outstanding as follows:

	Quarter Ended October 3, 2003	Nine Months Ended
Exercise price below average market price		October 1, 2004	October 3, 2003
Incremental shares from the assumed exercise of stock options	8.1	9.2	3.9

Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares during these periods were also excluded from the diluted earnings per share calculation. The excluded options were as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
Exercise price exceeds average market price	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Weighted average common shares represented by the assumed exercise of stock options	14.2	6.5	9.1	13.1
Weighted average exercise price per share	$7.43	$9.17	$8.49	$6.04

In determining diluted earnings per share for the quarter and nine months ended October 1, 2004 and October 3, 2003, the assumed conversion of 44.3 million and 42.6 million and 40.9 million and 40.1 million shares, respectively of the redeemable preferred stock were also excluded as the related impacts would have been anti-dilutive.

For the quarter ended October 1, 2004, the assumed conversion of the zero coupon convertible senior subordinated notes into 26.5 million shares was also excluded in determining diluted earnings per share as the conversion contingencies were not met. See “Note 11: Recent Accounting Pronouncements” for further discussion on the future impact of this convertible debt instrument on the Company’s earnings per share calculation.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the quarters and nine months ended October 1, 2004 and October 3, 2003, respectively, would have been increased to the pro forma amounts indicated below (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income (loss), as reported	$15.7	$(16.3)	$(35.4)	$(124.3)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.2	—	0.2	0.1
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.5)	(3.7)	(14.4)	(11.2)

Pro forma net income (loss)	12.4	(20.0)	(49.6)	(135.4)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	—	(1.6)	—
Less: Redeemable preferred stock dividends	(2.5)	(2.3)	(7.3)	(6.7)
Less: Allocation of undistributed earnings to preferred stockholders	(1.5)	—	—	—

Pro forma net income (loss) applicable to common stock	$8.5	$(22.3)	$(58.5)	$(142.1)

Net income (loss) per share:
Basic—as reported	$0.04	$(0.10)	$(0.18)	$(0.74)

Basic—pro forma	0.03	(0.12)	(0.24)	(0.80)

Diluted—as reported	$0.04	$(0.10)	$(0.18)	$(0.74)

Diluted—pro forma	$0.03	$(0.12)	$(0.24)	$(0.80)

The fair value of option grants during the respective periods has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended		Nine Months Ended
Employee Stock Options	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Expected life (in years)	5	5	5	5
Risk-free interest rate	3.12%	3.20%	3.26%	3.05%
Volatility	0.70	1.04	0.70	0.74

	Quarter Ended		Nine Months Ended
Employee Stock Purchase Plan	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	1.22%	0.89%	1.06%	1.10%
Volatility	0.76	1.04	0.69	0.79

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted-average estimated fair value of employee stock options granted and of the discount on the shares sold under the 2000 Employee Stock Purchase plan for the quarter and first nine months ended October 1, 2004, and October 3, 2003 are as follows:

	Quarter Ended		Nine Months Ended
Weighted-Average Estimated Fair Value	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Employee Stock Options Granted	$2.12	$2.94	$4.00	$1.03
Employee Stock Purchase Plan Discount	$1.25	$0.85	$1.56	$0.46

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of October 1, 2004 (in millions):

Remainder of 2004	$2.9
2005	7.4
2006	3.1
2007	1.0
2008	0.8
Thereafter	1.7

Total	$16.9

The Company also enters into various capital purchase obligations, supply agreements and service agreements with various vendors. The obligations, which are not cancelable without penalty, for these types of agreements are as follows as of October 1, 2004:

Contractual obligations	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
Capital purchase obligations	9.7	8.7	1.0	—	—	—	—
Foundry and inventory purchase obligations	43.5	37.8	4.4	1.3	—	—	—
Mainframe support	10.9	1.8	7.4	1.7	—	—	—
Various information technology and communication services	33.9	6.9	8.9	6.6	5.1	4.6	1.8
Other	5.8	2.2	2.7	0.7	0.1	0.1	—

	$103.8	$57.4	$24.4	$10.3	$5.2	$4.7	$1.8

The Company obtained a letter of credit to secure obligations of up to $2.6 million under a service agreement with an information technology vendor and $2.2 million under a hardware and software lease with an information technology vendor. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under these agreements, a portion of which could be satisfied upon payment of the letter of credit. The service agreement expires in 2006 and the related letter of credit expires in 2005. The lease expires in 2009 and the related letter of credit expires in 2005, and will be renewed each year until the end of the lease obligation.

Other Contingencies

The Company’s manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Legal Matters

The Company currently is involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of the Company’s former officers, current and former directors and the underwriters for the Company’s initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against the Company are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

On July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of the Company’s individual former officers and current and former directors who were named as defendants in the Company’s litigation, and they are no longer parties to the litigation. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, upon the determination of a special independent committee of the Company’s Board of Directors, the Company elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by the participating issuer defendants. If recoveries totaling less than $1 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1 billion and the aggregate amount of those

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

recoveries from the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that the Company may have against the underwriters of the Company’s initial public offerings.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that insurance proceeds will be sufficient for these purposes and that the Company will not otherwise be required to contribute to the proposed settlement.

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the cases against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September 2004, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing the Court the information it has requested.

Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

The Company is a party to ongoing litigation involving another party previously retained to provide services to the Company pursuant to an agreement. The related complaint alleges that the Company breached the agreement, claims tortious interference with contract, and seeks over $5.5 million, plus interest, costs, attorneys’ fees and exemplary damages. The Company believes that it has meritorious defenses in this matter and is defending itself vigorously against the complaint. Based on ongoing reviews of the relevant circumstances, the Company’s management previously provided prior to 2004 for what it believes is a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainty of litigation, the Company’s management continues to believe that the outcome of this matter will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 10: Related Party Transactions

Immediately prior to our August 4, 1999 recapitalization, the Company was a wholly-owned subsidiary of Motorola, Inc. As a result of the recapitalization, an affiliate of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of our outstanding common stock. During 2003, Motorola sold its shares of the Company’s common stock and is no longer a related party. Therefore, related party activities between the Company and Motorola are presented as follows (in millions) only for the quarter and nine months ended October 3, 2003, and as of December 31, 2003, when Motorola was a related party:

	Quarter Ended October 3, 2003	Nine Months Ended October 3, 2003
Revenues from Motorola	$21.8	$57.6

Cash paid for:
Purchases of manufacturing services from Motorola	$2.0	$5.9

Cost of other services, rent and equipment purchased from Motorola	$—	$0.4

Cash received for:
Rental of property and equipment to Motorola	$0.2	$4.7

Product sales to Motorola	$18.9	$52.1

	As of December 31, 2003
Accounts receivable from Motorola	$7.7

Accounts payable to Motorola	$0.4

Accrued expenses payable to Motorola	$0.7

Long-term debt payable to Motorola	$139.9

Note 11: Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“Issue 03-6”). Issue 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock, which securities entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. Issue 03-6 is effective for fiscal periods beginning after March 31, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. While this pronouncement impacts the Company’s earnings per share calculation in periods of net income, the Company does not expect the adoption of Issue 03-6 to impact its financial condition or results of operations. See “Note 8: Common Stock”.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In October 2004 the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“Issue 04-8”). Issue 04-8 requires the dilutive effect of contingently convertible debt investments (“Co-Cos”) to be included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent feature) has been met. The scope of Issue 04-8 includes all securities issued with embedded contingently convertible features that are based on a market price contingency involving an entity’s own stock. Issue 04-8 is effective for fiscal periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. The Company’s Zero Coupon Convertible Senior Subordinated Notes due 2024 are contingently convertible and meet the scope of Issue 04-8. For the three months ended October 1, 2004, diluted earnings per share would have included 26.5 million shares from the assumed conversion of the zero coupon convertible senior subordinated notes and would have been $0.04 per share under Issue 04-8. While this pronouncement impacts the Company’s earnings per share calculation, the Company does not expect the adoption of Issue 04-8 to impact its financial condition or results of operations. See “Note 8: Common Stock”.

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

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 17% in 2004 as compared to 14% for 2003 and approximately 7% for 2003 to 2007. These are projections and may not be indicative of actual results. Other industry data also indicate that the market for our products has begun to expand after the recent and prolonged downturn.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 17,000 products and we shipped approximately 25.4 billion units in 2003 and 21.5 billion units through the first nine months of 2004. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

We have approximately 180 direct customers worldwide, and we also service approximately 280 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Intel, Motorola, Nokia, Philips, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

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

We believe we have entered into a period of flat to slightly down volume. Increases in manufacturing capacity have caught up with demand and manufacturing capacity utilization has decreased from over 90% for the first two quarters of 2004 to slightly below 80% for the third quarter of 2004, and our book-to-bill ratio that exceeded 1 in each of the previous six quarters has dropped below 1 entering into the fourth quarter of 2004. Average sales prices increased approximately 1% in the third quarter of 2004 from the second quarter of 2004 in contrast to modest price increases maintained in the first half of 2004. These recent trends of flat to slightly down volume and manufacturing capacity utilization are in sharp contrast to the severe declines experienced from 2001 through 2003 during which we had to consistently reduce our costs in order to generate sufficient cash flow to fund investments in new products and expand production capabilities in lower cost areas of the world.

Return to Profitability

In the third quarter of 2004 we returned to profitability after 14 consecutive quarters of net losses. Our net income for the three months ended October 1, 2004, was $15.7 million. This return to profitability was the result of cost savings from profitability enhancement programs and restructuring programs, as well as debt refinancing opportunities that have reduced our interest costs.

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

New Product Innovation

As a result of the success of our research and development initiatives, we introduced 260 new products in 2003 and an additional 91 new products in the first nine months of 2004. The primary emphasis of our new product development efforts is on power management and high frequency clock and data management solutions, which we expect to be among the highest margin product families within our portfolio.

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

In April 2004 we issued $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024. With the proceeds of this debt issuance and cash on hand, we commenced a cash tender offer for all of our outstanding 12% Senior Subordinated Notes due 2009. As of October 1, 2004, we redeemed $260.0 million principal amount of our senior subordinated notes and incurred costs of $22.9 million resulting from tender offer fees, consent fees, redemption premiums, dealer manager fees and legal fees. The zero coupon convertible senior subordinated notes are convertible under certain circumstances into approximately 26.5 million shares of our common stock at a conversion price of approximately $9.82 per share.

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

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues will be flat to down 4% for the fourth quarter of 2004 as compared to the third quarter of 2004. We expect average selling prices will be down slightly in the fourth quarter of 2004 and while gross margins will decrease to approximately 31.0%, we expect to remain profitable. With current demand for the fourth quarter of 2004 at similar volumes to the third quarter of 2004, we have plans to reduce inventories to a more appropriate level.

Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. Also, In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

For the fourth quarter of 2004, we expect selling and marketing and general and administrative expenses to range from 11% to 12% of revenues and research and development expenses to range from 7% to 8% of revenues. For the calendar year of 2004 we anticipate capital expenditures will be approximately $85.0 million to $90.0 million.

Results of Operations

Quarter Ended October 1, 2004 Compared to Quarter Ended October 3, 2003

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the quarters ended October 1, 2004 and October 3, 2003. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	October 1, 2004	October 3, 2003
Revenues	$318.4	$264.8	$53.6
Cost of revenues	215.4	191.2	24.2

Gross profit	103.0	73.6	29.4

Operating expenses:
Research and development	22.9	20.0	2.9
Selling and marketing	18.6	14.8	3.8
General and administrative	18.0	15.6	2.4
Restructuring, asset impairments and other, net	—	(3.3)	3.3

Total operating expenses	59.5	47.1	12.4

Operating income	43.5	26.5	17.0

Other income (expenses):
Interest expense	(22.0)	(38.1)	16.1
Interest income	0.6	0.3	0.3
Realized and unrealized foreign currency gains or losses	(1.4)	0.5	(1.9)
Loss on debt prepayment	(3.0)	(2.9)	(0.1)

Other income (expenses), net	(25.8)	(40.2)	14.4

Net income (loss) before income taxes and minority interests	17.7	(13.7)	31.4
Income tax provision	(1.6)	(1.8)	0.2
Minority interests	(0.4)	(0.8)	0.4

Net income (loss)	$15.7	$(16.3)	$32.0

Revenues

Revenues were $318.4 million in the third quarter of 2004 as compared to $264.8 million in the third quarter of 2003. The 20.2% increase is primarily due to improvements in volume, which have been partially offset by a decrease in average selling prices of approximately 1%. Average selling prices dropped in each quarter of 2003 due to industry competition; however, as capacity utilization began to exceed 85% on an industry-wide basis during the third quarter of 2003, pricing began to stabilize. Our average selling prices in the third quarter of 2004 relative to the second quarter of 2004 decreased by approximately 1%. The revenues by product line are as follows (dollars in millions):

	Quarter Ended October 1, 2004	As a % Revenue (1)	Quarter Ended October 3, 2003	As a % Revenue (1)	Dollar Change	% Change
Power Management and Standard Analog	$98.9	31.1%	$83.4	31.5%	$15.5	18.6%
MOS Power Devices	59.4	18.7%	40.8	15.4%	18.6	45.6%
High Frequency Clock and Data Management	20.1	6.3%	17.5	6.6%	2.6	14.9%
Standard Components	140.0	44.0%	123.1	46.5%	16.9	13.7%

Total Revenues	$318.4		$264.8		$53.6

(1)	Certain amounts may not total due to the rounding of individual components.

Revenues from our power management and standard analog product line increased $15.5 million, or 18.6% due to increases in demand for portable wireless devices, computing and consumer electronics were offset by decreases in automotive electronics product revenue.

Revenues from MOS power devices increased $18.6 million, or 45.6%, in the third quarter of 2004 as compared to the third quarter of 2003. The primary growth in revenue can be attributed to increases in the wireless devices and computing end markets associated with introduction of several new products.

Revenues from high frequency clock and data management products increased $2.6 million, or 14.9%, in the third quarter of 2004 as compared to the third quarter of 2003. The growth in this product line is primarily driven by an increase in the industrial end markets, which was attributable to increased revenue from automated test equipment.

Revenue from standard components increased $16.9 million, or 13.7%, in the third quarter of 2004 as compared to the third quarter of 2003. The increase in revenue is attributed to increased demand for end products used in wireless and handheld applications and industrial end markets.

Revenues by geographic area as a percentage of revenues were as follows:

	Quarter Ended October 1, 2004	As a % Revenue (1)	Quarter Ended October 3, 2003	As a % Revenue (1)
Americas	86.0	27%	$75.2	28%
Asia Pacific	182.9	57%	145.5	55%
Europe	49.5	16%	44.1	17%

Total	$318.4	100%	$264.8	100%

(1)	Certain amounts may not total due to the rounding of individual components.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Gross Profit

Our gross profit was $103.0 million and $73.6 million in the third quarter of 2004 and in the third quarter of 2003, respectively. As a percentage of revenues, our gross margin was 32.3% in the third quarter of 2004 as compared to 27.8% in the third quarter of 2003. Gross margin increased during the third quarter of 2004 as compared to the third quarter of 2003 due to increased sales volume and cost savings from our restructuring programs, which were offset by declines in average selling prices and lower manufacturing capacity utilization.

Operating Expenses

Research and development expenses were $22.9 million in the third quarter of 2004 compared to $20.0 million in the third quarter of 2003 representing an increase of $2.9 million or 14.5%. Research and development expenses remained relatively consistent representing 7.2% and 7.6% of revenues in the third quarter of 2004 and 2003, respectively. The $2.9 million increase in research and development is attributable to increased employee salaries and wages and software application costs associated with new application and platform development initiatives. The primary emphasis of our new product development efforts has been, and continues to be, in the expected high growth market applications of power management and high frequency clock and data management solutions, with approximately 70% of our overall research and development investments focused in these areas.

Selling and marketing expenses were $18.6 million in the third quarter of 2004 and $14.8 million in the third quarter of 2003 representing an increase of $3.8 million or 25.7%. Selling and marketing remained relatively flat at 5.8% and 5.6% of revenue in the third quarter of 2004 and 2003, respectively. The $3.8 million increase is attributable to increased employee salaries and wages and increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers, increased commissions as well as increased costs for marketing literature and publications. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $18.0 million in the third quarter of 2004 compared to $15.6 million in the third quarter of 2003, representing 5.7% and 5.9% of revenues in those periods. The increase is attributable to increased employee wages and salaries and to increased costs for external audit services partially offset by reduced depreciation in the third quarter of 2004 as compared to the third quarter of 2003 as a result of the previously described sale leaseback of certain information technology assets.

In the third quarter of 2003, we ceased amortization of our developed technology intangible asset when we wrote-off the remaining balance acquired in connection with our acquisition of Cherry Semiconductor in April 2000.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $0.0 million in the third quarter of 2004 as compared to a net gain of $3.3 million in the third quarter of 2003. During the third quarter of 2004, we recorded $0.3 million of employee separation charges related to the shutdown of our back-end manufacturing lines in the Czech Republic that was announced in December 2003 and $0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003. These costs were offset by the reversal of a $0.4 million reserve for cash exit costs related to the June 2001 restructuring activity that are no longer expected to be incurred.

In September 2003, we recorded a $4.6 million gain in connection with the sale of the Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with our worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. In September 2003, we also recorded a $0.2 million reversal of amounts previously provided in connection with our June 2001 and December 2001 restructuring programs and an additional $0.1 charge associated with our March 2002 restructuring program.

At October 1, 2004, we have $9.4 million accrued in relation to all of our restructuring programs.

For more information on our restructuring activity see Note 4 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $22.0 million in the third quarter of 2004 compared to $38.1 million in the third quarter of 2003. The decrease in interest expense is primarily a result of decreased principal amounts due under our senior bank facilities, our first-lien senior secured notes, our second-lien senior secured notes and our senior subordinated notes and a lower interest rate on our senior bank facilities. Our average month-end long-term debt balance (including current maturities) in the third quarter of 2004 was $1,151.7 million with a weighted average interest rate of 7.6% compared to $1,393.4 million and a weighted average interest rate of 10.9% in the third quarter of 2003. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment was $3.0 million and $2.9 million in the third quarter of 2004 and 2003, respectively. Loss on debt prepayment of $3.0 million in the third quarter of 2004 consists of $2.0 million of costs in respect of the 6% premium paid upon redemption of $34.2 million outstanding principal amount of our senior subordinated notes and the write-off of $1.0 million of debt issuance costs in connection with such redemption.

Loss on debt prepayment of $2.9 million in the third quarter of 2003 consists of the write-off of $2.5 million of debt issuance costs in connection with our public offering of common stock in September 2003 and the related debt prepayment and the expensing of $0.4 million of third-party expenses in connection therewith.

Provision for Income Taxes

Provision for income taxes was $1.6 million and $1.8 million in the third quarter of 2004 and 2003, respectively. The provision related to income and withholding taxes of certain of our foreign operations.

Nine Months Ended October 1, 2004 Compared to Nine Months Ended October 3, 2003

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the nine months ended October 1, 2004 and October 3, 2003. The amounts in the following table are in millions:

	Nine Months Ended		Dollar Change
	October 1, 2004	October 3, 2003
Revenues	$960.1	$790.5	$169.6
Cost of revenues	648.8	568.2	80.6

Gross profit	311.3	222.3	89.0

Operating expenses:
Research and development	71.4	61.5	9.9
Selling and marketing	56.9	46.5	10.4
General and administrative	53.7	53.9	(0.2)
Amortization of intangible asset	—	5.9	(5.9)
Restructuring, asset impairments and other, net	14.0	31.3	(17.3)

Total operating expenses	196.0	199.1	(3.1)

Operating income	115.3	23.2	92.1

Other income (expenses):
Interest expense	(80.1)	(116.2)	36.1
Interest income	1.6	1.5	0.1
Realized and unrealized foreign currency gains or losses	(2.1)	2.3	(4.4)
Loss on debt prepayment	(63.4)	(6.4)	(57.0)

Other income (expenses), net	(144.0)	(118.8)	(25.2)

Loss before income taxes, minority interests and cumulative effect of accounting change	(28.7)	(95.6)	66.9
Income tax provision	(4.8)	(6.3)	1.5
Minority interests	(1.9)	(0.9)	(1.0)

Loss before cumulative effect of accounting change	(35.4)	(102.8)	67.4
Cumulative effect of accounting change	—	(21.5)	21.5

Net loss	$(35.4)	$(124.3)	$88.9

Revenues

Revenues were $960.1 million in the first nine months of 2004 as compared to $790.5 in the first nine months of 2003. The 21.5% increase is primarily due to improvements in volume, which have been partially offset by a decrease in average selling prices of approximately 6%. Average selling prices dropped in each quarter of 2003 due to industry competition; however, as capacity utilization began to exceed 85% on an industry-wide basis during the third quarter of 2003, pricing began to stabilize. The revenues by product line are as follows (dollars in millions):

	Nine Months Ended October 1, 2004	As a % Revenue (1)	Nine Months Ended October 3, 2003	As a % Revenue (1)	Dollar Change	% Change
Power Management and Standard Analog	$288.3	30.0%	$248.2	31.4%	$40.1	16.2%
MOS Power Devices	173.0	18.0%	108.9	13.8%	64.1	58.9%
High Frequency Clock and Data Management	72.8	7.6%	58.0	7.3%	14.8	25.5%
Standard Components	426.0	44.4%	375.4	47.5%	50.6	13.5%

Total Revenues	$960.1		$790.5		$169.6

(1)	Certain amounts may not total due to the rounding of individual components.

Revenues from our power management and standard analog product line increased $40.1 million, or 16.2%, as increases in demand for consumer electronics and portable wireless devices were offset by decreases in automotive electronics product revenue.

Revenues from MOS power devices increased $64.1 million, or 58.9%, in the first nine months of 2004 as compared to the first nine months of 2003. The primary growth in revenue can be attributed to increases in the computing, wireless devices and consumer electronics end markets associated with introduction of several new products.

Revenues from high frequency clock and data management products increased $14.8 million, or 25.5%, in the first nine months of 2004 as compared to the first nine months of 2003. The growth in this sector is primarily driven by an increase in the industrial end markets, which was attributable to increased revenue from automated test equipment.

Revenue from standard components increased $50.6 million, or 13.5%, in the first nine months of 2004 as compared to the first nine months of 2003. The increase in revenue is attributed to increased demand for end products used in wireless and handheld applications and consumer electronics.

Revenues by geographic area as a percentage of revenues were as follows:

	Nine Months Ended October 1, 2004	As a % Revenue (1)	Nine Months Ended October 3, 2003	As a % Revenue (1)
Americas	276.1	29%	$249.1	32%
Asia Pacific	525.5	55%	401.2	51%
Europe	158.5	17%	140.2	18%

Total	$960.1	100%	$790.5	100%

(1)	Certain amounts may not total due to the rounding of individual components.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Gross Profit

Our gross profit was $311.3 million and $222.3 million in first nine months of 2004 and in the first nine months of 2003, respectively. As a percentage of revenues, our gross margin was 32.4% in the first nine months of 2004 as compared to 28.1% in the first nine months of 2003. Gross margin increased during the first nine months of 2004 as compared to the first nine months of 2003, due to increased sales volume and cost savings from our restructuring programs, which were offset by declines in average selling prices.

Operating Expenses

Research and development expenses were $71.4 million in the first nine months of 2004 compared to $61.5 million in the first nine months of 2003 representing an increase of $9.9 million or 16.1%. Research and development expenses remained relatively consistent representing 7.4% and 7.8% of revenues in the first nine months of 2004 and 2003, respectively. The increase in research and development is attributable to an increase in performance bonuses as a result of our achievement of certain financial goals and increased employee salaries and wages and software application costs associated with new application and platform development initiatives. The primary emphasis of our new product development efforts has been, and continues to be, in the expected high growth market applications of power management and high frequency clock and data management solutions, with approximately 70% of our overall research and development investments focused in these areas.

Selling and marketing expenses were $56.9 million in the first nine months of 2004 and $46.5 million in the first nine months of 2003 representing an increase of $10.4 million or 22.4%. Selling and marketing remained a constant 5.9% of revenues in the first nine months of 2004 and 2003, respectively. The increase is attributable to increased employee salaries and wages and increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers, increased commissions and increased employee performance bonuses as a result of our achievement of certain financial goals. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $53.7 million in the first nine months of 2004 compared to $53.9 million in the first nine months of 2003, representing 5.6% and 6.8% of revenues in those periods. The decrease is attributable to lower depreciation as a result of our sale leaseback transaction in the first quarter of 2004, cost savings from the relocation of functions to lower cost regions, and reduced executive hiring costs, partially offset by an increase in employee performance bonuses associated with our achievement of certain financial results, increased employee salaries and wages, and increased costs for external audit services.

Amortization of goodwill and other intangibles was $5.9 million in the first nine months of 2003. In the third quarter of 2003, we ceased amortization of our developed technology intangible asset when we wrote-off the remaining balance acquired in connection with our acquisition of Cherry Semiconductor in April 2000.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $14.0 million in the first nine months of 2004 as compared to $31.3 million in the first nine months of 2003. The $14.0 million includes $12.0 million of loss on sale of fixed assets, $3.4 million of employee separation charges, $0.4 million of exit costs and $0.2 million to cover costs associated with the separation of one of our executive officers, offset by $2.0 million of adjustments to restructuring reserves established in prior periods.

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

The employee separation charges of $3.4 million include $1.5 million for the termination of approximately 190 employees at Roznov, Czech Republic due to the previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. All terminations and associated severance payments related to these charges are expected to be completed by the first quarter of 2005.

As a result of the new IT outsourcing agreement, we initiated a plan to reduce our current IT staffing levels. In connection with this reduction, we recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges are expected to be completed by the fourth quarter of 2004.

The remaining $1.6 million of employee separation charges relates to the previously announced shutdown of our back-end manufacturing lines in Roznov. This amount represents a portion of the total severance benefits for approximately 460 employees. We previously recorded a similar charge of $0.5 million in the fourth quarter of 2003, and we estimate that additional severance charges of approximately $0.1 million related to such shutdown will be recognized during the fourth quarter of 2004.

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

In June 2004, we reversed $1.2 million of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and implementation of new accounting systems. We also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets under the December 2002 restructuring activity, which we no longer expect to incur. Additionally, in September 2004 we reversed $0.4 million of exit costs related to the June 2001 restructuring activity that are no longer expected to be incurred.

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

As of October 1, 2004, we have $9.4 million accrued in relation to all of our restructuring programs.

For more information on our restructuring activity see Note 4 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $80.1 million in the first nine months of 2004 compared to $116.2 million in the first nine months of 2003. The decrease in interest expense is primarily a result of decreased principal amounts due under our senior bank facilities, our first-lien senior secured notes, our second-lien senior secured notes and our senior subordinated notes and a lower interest rate on our senior bank facilities. Our average month-end long-term debt balance (including current maturities) in the first nine months of 2004 was $1,192.0 million with a weighted average interest rate of 9.0% compared to $1,416.6 million and a weighted average interest rate of 10.9% in the first nine months of 2003. In addition, through March 2003 we were charged supplemental interest on our senior bank facilities. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $63.4 million in the first nine months of 2004 as compared to $6.4 million in the first nine months of 2003. The $63.4 million for the first nine months of 2004 represents the write-off of $19.5 million of debt issuance costs and certain third-party costs incurred with respect to debt refinancings and prepayments that occurred during those periods. The $6.4 million for the first nine months of 2003 represents the write-off of debt issuance costs and certain third-party expenses incurred in connection with the debt refinancings that occurred in that period. Loss on debt prepayment for the first nine months of 2004 includes approximately $21.0 million of redemption premiums paid in connection with the partial retirement of our first-lien senior secured notes and second-lien senior secured notes and approximately $22.9 million of fees paid in connection with the tender offer and purchase of $260.0 million principal of the 12% Senior Subordinated Notes due 2009.

Provision for Income Taxes

Provision for income taxes was $4.8 million and $6.3 million in the first nine months of 2004 and 2003, respectively. The provision related to income and withholding taxes of certain of our foreign operations.

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

Cash Requirements

Commercial Commitment and Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations, redeemable preferred stock, and our purchase obligations. The following table summarizes our contractual obligations at October 1, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in the future:

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2004	2005	2006	2007	2008	2009 and Thereafter
Standby letter of credit	$19.2	$—	$15.3	$—	$—	$—	$3.9

	Payments Due by Period
Contractual obligations	Total	Remainder of 2004	2005	2006	2007	2008	2009 and Thereafter
Long-term debt	$1,139.6	$2.5	$12.9	$45.1	$334.7	$195.6	$548.8
Operating leases	16.9	2.9	7.4	3.1	1.0	0.8	1.7
Other long-term obligations—pension plans	32.6	0.2	26.4	1.7	1.5	1.3	1.5
Redeemable preferred stock	188.6	—	—	—	—	—	188.6
Purchase obligations:
Capital purchase obligations	9.7	8.7	1.0	—	—	—	—
Foundry and inventory purchase obligations	43.5	37.8	4.4	1.3	—	—	—
Mainframe support	10.9	1.8	7.4	1.7	—	—	—
Information technology and communication services	33.9	6.9	8.9	6.6	5.1	4.6	1.8
Other	5.8	2.2	2.7	0.7	0.1	0.1	—

Total contractual obligations	$1,481.5	$63.0	$71.1	$60.2	$342.4	$202.4	$742.4

The above table reflects long-term debt maturities of $320.2 million of the new tranche F term loan facility in 2007 and $190.8 million of the second-lien senior secured notes in 2008. However, as stipulated by the April 2004 amendment to the senior bank facilities and loan repricing (see Note 6 “Long-Term Debt” elsewhere in this Form 10-Q), if we have redeemed or repurchased the second-lien senior secured notes in full on or prior to November 15, 2007, the new tranche F term loan facility will mature throughout 2008 and 2009.

Our long-term debt includes $320.2 million under senior bank facilities, $125.0 million of senior secured notes (net of unamortized discount) due 2010, $190.8 million of senior secured notes (net of unamortized discount) due 2008, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $150.5 million under the junior subordinated note, $20.0 million under a note payable to a Japanese bank, $20.0 million under a loan facility with a Chinese bank, $44.4 million under a loan facility with another Chinese bank and $8.7 million of capital lease obligations. See Note 6 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our Series A Cumulative Convertible Redeemable Preferred Stock is redeemable at the holder’s option anytime after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under our senior bank facilities, senior subordinated notes and other documents relating to our indebtedness. The amount shown in the table above assumes no conversion of the preferred stock or redemption until the earliest redemption date of September 7, 2009. We are required to accrete the value of the preferred stock to its redemption value, and any resulting non-cash charge would reduce net income applicable to common stock for purposes of calculating earnings per share. Our balance of cash and cash equivalents was $231.8 million at October 1, 2004. We believe we have sufficient cash to meet our liquidity needs over the next twelve months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $15.0 million were outstanding under the revolving facility at October 1, 2004. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through October 1, 2005. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended October 1, 2004, July 2, 2004, and October 3, 2003, and the nine months ended October 1, 2004 and October 3, 2003, with a reconciliation to net cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles:

	Quarter Ended			Nine Months Ended
	October 1, 2004	July 2, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income (loss)	$15.7	$(3.5)	$(16.3)	$(35.4)	$(124.3)
Plus:
Depreciation and amortization	25.5	24.8	28.0	76.6	100.6
Interest expense	22.0	23.8	38.1	80.1	116.2
Interest income	(0.6)	(0.6)	(0.3)	(1.6)	(1.5)
Income tax provision	1.6	1.6	1.8	4.8	6.3

EBITDA	64.2	46.1	51.3	124.5	97.3
Increase (decrease):
Interest expense	(22.0)	(23.8)	(38.1)	(80.1)	(116.2)
Interest income	0.6	0.6	0.3	1.6	1.5
Income tax provision	(1.6)	(1.6)	(1.8)	(4.8)	(6.3)
Loss on sale of fixed assets	—	—	(4.6)	12.1	(3.2)
Loss on debt prepayment	3.0	27.4	2.9	63.4	6.4
Amortization of debt issuance costs and debt discount	1.8	1.8	2.3	5.5	6.9
Provision for excess inventories	5.3	1.6	2.1	6.9	8.4
Cumulative effect of accounting change	—	—	—	—	21.5
Non-cash impairment of property, plant and equipment	—	—	—	—	10.5
Non-cash interest on junior subordinated note payable to Motorola	3.6	3.5	3.3	10.6	9.8
Non-cash write down of intangible asset	—	—	—	—	20.8
Deferred income taxes	(0.5)	(0.7)	(2.3)	(2.0)	(4.8)
Stock compensation expense	0.2	—	—	0.2	0.1
Other	0.6	0.8	1.0	2.6	2.8
Changes in operating assets and liabilities	(24.7)	(2.8)	(15.2)	(24.3)	(37.6)

Net cash provided by operating activities	$30.5	$52.9	$1.2	$116.2	$17.9

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing raw materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers, and contract termination costs. Furthermore, our working capital may also be affected by pension funding requirements. Our working capital, including cash, was $270.2 million at October 1, 2004.

The components of our working capital at October 1, 2004 and December 31, 2003 are set forth below, followed by explanations for changes between December 31, 2003 and October 1, 2004 that are greater than $5 million:

	October 1, 2004	December 31, 2003	Change
Current assets
Cash and cash equivalents	$231.8	$186.6	$45.2
Receivables, net	151.7	136.1	15.6
Inventories, net	204.9	171.6	33.3
Other current assets	25.5	25.7	(0.2)
Deferred income taxes	4.4	2.7	1.7

Total current assets	618.3	522.7	95.6

Current liabilities
Accounts payable	$110.1	$115.7	$(5.6)
Accrued expenses	100.8	89.9	10.9
Income taxes payable	4.0	1.7	2.3
Accrued interest	10.6	25.3	(14.7)
Deferred income on sales to distributors	109.5	66.2	43.3
Current portion of long-term debt	13.1	11.4	1.7

Total current liabilities	348.1	310.2	37.9

Net working capital	$270.2	$212.5	$57.7

The increase in cash and cash equivalents of $45.2 million is primarily attributable to cash provided by operating activities of $116.2 million and by net proceeds from the February 2004 equity offering and the April 2004 issuance of zero coupon convertible senior subordinated notes, partially offset by debt repayments as well as capital expenditures during the period of $65.1 million.

The increase in accounts receivable of $15.6 million is primarily attributable to an increase in sales during the third quarter of 2004 as compared to the last quarter of 2003. Revenue growth could cause further growth in our receivable portfolio, unless such growth can be offset by reduced credit terms or improved collection rates.

The increase in inventory of $33.3 million is attributable to an increase in production during the third quarter of 2004 in response to an increase in the demand forecast at the beginning of the quarter. With current demand for the fourth quarter of 2004 at similar volumes to the third quarter of 2004, we have plans to reduce inventories to a more appropriate level.

The decrease in accounts payable of $5.6 million at the end of the third quarter of 2004 is mainly a result of the timing of payments at the respective quarter ends. This was partially offset by inventory build up to meet projected demand increases.

The increase in accrued expenses of $10.9 million was attributable to an increase in the current portion of the U.S. pension liability, an increase in accrued payroll and an increase in sales related reserves. These increases were partially offset by a net decrease in the restructuring reserve due to net payments.

The decrease in accrued interest of $14.7 million is primarily attributable to the timing of interest payments and also to reduced principal balances under our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes.

The increase in deferred income of $43.3 million is attributable to increased inventory levels at distributors as compared to December 31, 2003 as a result of increased sales to distributors and increases in the margin on inventory due to increased average selling prices coupled with lower inventory costs.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to more efficiently utilize our existing manufacturing assets and supply arrangements. As we have consolidated our operations in few locations, we have not needed to incur large capital expenditures. Accordingly, our capital expenditures during 2003 and 2004 have been at less than historical rates. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $65.1 million during the first nine months of 2004 and $41.5 million during the first nine months of 2003. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

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

In April 2004, we issued $260.0 million of zero coupon convertible senior subordinated notes and used the proceeds and cash and cash equivalents to repay $260.0 million of our senior subordinated notes during the second and third quarters of 2004. See “April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes”

In April 2004, we further amended our senior bank facilities. See “April 2004 Amendment to Senior Bank Facilities and Loan Repricing” below.

The details of each of these financing events are outlined below.

September 2003 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On September 23, 2003, we issued approximately 37.0 million shares of our common stock at a public offering price of $4.50 per share. The net proceeds of the offering were $156.8 million (after deducting the underwriters’ discount of $8.2 million and offering expenses of $1.4 million, including $0.4 million that were unpaid as of October 1, 2004). We used the net proceeds to prepay $152.7 million of our senior bank facilities and to fund $3.8 million of costs associated with our amendment to our senior bank facilities, as described below. In connection with this prepayment, we wrote off $2.5 million of debt issuance costs.

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

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, Texas Pacific Group, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $226.7 million after deducting the underwriters’ discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, which includes $1.2 million that were unpaid as of October 1, 2004 and $0.3 million of bank amendment fees that were paid as of October 1, 2004. We used a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first-lien senior secured notes and $105.0 million outstanding principal amount of our second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We used the remaining net proceeds for general corporate purposes. In connection with this redemption, we wrote off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by the selling stockholder.

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

April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes

In April, 2004, we commenced a cash tender offer for all of our outstanding 12% Senior Subordinated Notes due 2009. We redeemed $260.0 million outstanding principal amount of our senior subordinated notes as of October 1, 2004, and incurred costs of $22.9 million resulting from tender offer fees, consent fees, redemption premiums, dealer manager fees and legal fees. In order to finance the cash tender offer, we issued $260.0 million of Zero Coupon Convertible Senior Subordinated Notes due 2024 and used cash on hand. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

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

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 we refinanced $320.5 million of loans under our senior bank facilities. We replaced our tranche E term loan facility with a new tranche F term loan facility, which bears interest at a base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility will be due throughout 2008 and 2009, provided that, if we have not redeemed or repurchased our second-lien senior secured notes in full on or prior to November 15, 2007, the tranche F term loan facility will mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit us to use for general corporate purposes up to $30 million of the proceeds from the sale of East Greenwich manufacturing facility;

•	subject to certain restrictions, permit us to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bears interest at a rate that is 0.50% per annum lower than the rate borne by the existing revolving facility.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of October 1, 2004 and December 31, 2003:

	October 1, 2004	December 31, 2003
Senior Bank Facilities:
Tranche E due 2007, 4.4375% interest payable monthly, net of discount of $0.4	$—	$320.1
Tranche F due 2009, 4.75% interest payable quarterly, net of discount of $0.3	320.2	—
First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually, net of debt discount of $5.0 and $8.4	125.0	191.6
Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $4.2 and $7.4	190.8	292.6
12% Senior Subordinated Notes due 2009, interest payable semi-annually	—	260.0
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	—
10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	150.5	139.9
2.3% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	20.0	24.3
Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 3.3% and 3.5%, respectively	20.0	20.0
Loan with a Chinese bank due 2004 through 2013, interest payable quarterly at 3.6% and 2.7% respectively	44.4	48.0
Capital lease obligations	8.7	6.4

	1,139.6	1,302.9
Less: Current maturities	(13.1)	(11.4)

	$1,126.5	$1,291.5

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

As of October 1, 2004, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our first-lien senior secured notes due 2010 and our second-lien senior secured notes due 2008. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and indentures through October 1, 2005.

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

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.12 per share, both before and after income taxes, and has been reflected as the cumulative effect of accounting change in our consolidated statement of operations and comprehensive loss for the nine months ended October 3, 2003. The effect of the change on the quarter ended October 3, 2003 was to decrease the net loss by $1.6 million or $0.01 per share, both before and after income taxes. The effect of the change on the nine months ended October 3, 2003 was to decrease the net loss before cumulative effect of accounting change by $4.8 million or $0.03 per share, both before and after income taxes, and to increase the net loss by $16.7 million or $0.09 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

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

Convertible Redeemable Preferred Stock.    After September 7, 2009, the convertible redeemable preferred stock is convertible into common stock or redeemable for cash at 20% of the fair market value of the stock into which it is convertible. We account for the difference between the carrying amount of our convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as our stock price changes and as additional dividends accrue. Based on the average closing price of our common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for the fourth quarter of 2003 was $0.5 million. For the first quarter of 2004 the average closing price used in the accretion calculation was $7.955 and resulted in a charge of $1.8 million. For the second quarter and third quarter of 2004 the average closing price used in the accretion calculation was $5.10 and $3.11, respectively. Therefore, the previously recognized accretion charges shall be reversed on a straight-line basis through September 7, 2009, unless future increases to the Company’s stock price require further accretion.

Contingencies.    We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached final consensuses on Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (Issue 03-6). Issue 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. Issue 03-6 is effective for fiscal periods beginning after March 31, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. While this pronouncement impacts our earnings per share calculation in periods of net income, we do not expect the adoption of Issue 03-6 to impact the Company’s financial condition or results of operations. See “Note 8: Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report on Form 10-Q.

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

In October 2004 the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“Issue 04-8”). Issue 04-8 requires the dilutive effect of contingently convertible debt investments (“Co-Cos”) to be included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent feature) has been met. The scope of Issue 04-8 includes all securities issued with embedded contingently convertible features that are based on a market price contingency involving an entity’s own stock. Issue 04-8 is effective for fiscal periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. Our Zero Coupon Convertible Senior Subordinated Notes due 2024 are contingently convertible and meet the scope of Issue 04-8. For the three months ended October 1, 2004, diluted earnings per share would have included 26.5 million shares from the assumed conversion of the zero coupon convertible senior subordinated notes and would have been $0.04 per share under Issue 04-8. While this pronouncement impacts our earnings per share calculation, we do not expect the adoption of Issue 04-8 to impact our financial condition or results of operations. See “Note 8: Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report on Form 10-Q.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to fourth quarter 2004 revenues, gross margins and average selling prices, profitability, research and development expenses as a percentage of revenues, and sales and marketing expenses as a percentage of revenues, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2003 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At October 1, 2004, our long-term debt (including current maturities) totaled $1,139.6 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $755.0 million. We do have interest rate exposure with respect to the $384.6 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of October 1, 2004, we had one interest rate swap, which matures in December 2004, covering $100.0 million of our variable interest rate debt. A 50 basis point change in interest rates would impact our expected interest expense for the next twelve months by approximately $1.8 million.

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

Item 4.	Controls and Procedures (Note: replace old Item 4 with the below)

We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 (“SOX”), new SEC regulations and Nasdaq Stock Market rules. Specifically, Section 404 of SOX requires management’s annual review and evaluation of our internal controls over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm.

Section 404 Compliance Under the Sarbanes-Oxley Act of 2002.    We have completed the preliminary documentation of our internal control systems and have been testing these systems. We are now in the process of finalizing documentation of our internal control systems and testing and retesting these systems, where appropriate. This process along with our other Section 404 work has required us to hire additional personnel and retain outside advisors and has resulted in additional accounting and legal expenses.

We expect to validate any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. We believe that we are prepared to investigate any potential control deficiencies and to remediate them, where appropriate. We are working to complete all of our Section 404 efforts in a timely manner to permit us to identify and correct any deficiencies in our internal control systems by December 31, 2004. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated by December 31, 2004, the end of the Company’s fiscal year, or that any remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses. The documentation, testing and review processes required by Section 404 of SOX are new, and thus our Company does not have significant experience in complying with these requirements. As a result, there may be problems or delays in completing these processes, including delays in implementing any improvements that may be identified.

While we believe that we currently have adequate internal controls over financial reporting, in the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our controls over financial reporting are not effective as required by Section 404, investor perceptions of our Company may be adversely affected and, among other things, this could cause a decline in the market price of our stock.

Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls.    There have been no significant changes in our internal controls or over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. We expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement.

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the cases against us, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September 2004, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing the Court the information it has requested.

Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

We are a party to ongoing litigation involving another party previously retained to provide services to us pursuant to an agreement. The related complaint alleges that we breached the agreement, claims tortious interference with contract, and seeks over $5.5 million, plus interest, costs, attorneys’ fees and exemplary damages. We believe that we have meritorious defenses in this matter and we are defending ourselves vigorously against the complaint. Based on ongoing reviews of the relevant circumstances, we previously provided prior to 2004 for what we believe is a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainty of litigation, we continue to believe that the outcome of this matter will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

As summarized below, during the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”), pre-approved certain non-audit services to be provided by our independent accountants, PricewaterhouseCoopers LLP. During a meeting on August 18, 2004, the Committee pre-approved audit related services. During a meeting on October 25, 2004, the Committee pre-approved audit related and tax services.

Item 6.	Exhibits

Exhibit No.	Description

Exhibit 4.1	Certification dated August 31, 2004 from U.S. Bank National Association, as Trustee, under the Indenture dated as of August 4, 1999 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and the Trustee, regarding the satisfaction and discharge of the Indenture, and its release and cancellation

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2004	ON SEMICONDUCTOR CORPORATION

	By:	/S/ DONALD COLVIN
Donald Colvin Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 4.1	Certification dated August 31, 2004 from U.S. Bank National Association, as Trustee, under the Indenture dated as of August 4, 1999 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and the Trustee, regarding the satisfaction and discharge of the Indenture, and its release and cancellation

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002