Form 10-K
period 2004-12-31
ON SEMICONDUCTOR CORP
filed 2005-03-31
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $595,493,193 as of July 2, 2004, based on the closing sale price of such stock on the Nasdaq National Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at March 7, 2005 was 255,072,258.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005 are incorporated by reference into Part II and Part III hereof.

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.    Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we”) are a global supplier of power and data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components distribute and monitor the supply of power to the different elements within a wide variety of electronic devices. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio increased from approximately 17,000 products in 2003 to approximately 26,000 products in 2004, due to the introduction of additional lead-free products, and we shipped approximately 27.7 billion units in 2004. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Our reportable segments, under generally accepted accounting principles, are aligned internally as the Integrated Power Group and the Analog Products Group. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. Our discussion of customers, trends and competitive conditions can generally be aligned accordingly. Our standard logic product unit, however, whose results are included in the Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $89.7 million in 2004. In instances where the characteristics of the standard components product line are significantly impacted by the standard logic product unit, these impacts are addressed separately herein.

For required disclosures regarding our reportable segments, see Note 18, “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report. Also, see “Recent Accounting Pronouncements” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for further discussion on the determination of our reportable operating segments.

We have approximately 200 direct customers worldwide, and we also service approximately 320 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Intel, Motorola, Nokia, Philips, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have design operations in Arizona, Rhode Island, Texas, China, the Czech Republic and France, and we currently operate manufacturing facilities in Arizona, Rhode Island, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia. As discussed below, we plan to cease operations at our Rhode Island manufacturing facility in the second quarter of 2005 and exit the facility in the fourth quarter of 2005.

Immediately prior to our August 4, 1999 recapitalization, we were a wholly-owned subsidiary of Motorola, Inc. We held and continue to hold, through direct and indirect subsidiaries, substantially all of the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. As a result of the recapitalization, an affiliate of Texas Pacific Group owned approximately 91% and Motorola owned approximately 9% of our outstanding common stock. In addition, as part of the recapitalization, an affiliate of Texas Pacific Group received 1,500 shares and Motorola received 590 shares of our mandatorily redeemable preferred stock with a liquidation value of $209.0 million plus accrued and unpaid dividends. Motorola also received a $91.0 million junior subordinated note due 2011 issued by Semiconductor Components Industries, LLC, our primary domestic operating subsidiary. Cash payments to Motorola in connection with the recapitalization were financed through equity investments by affiliates of Texas Pacific Group totaling $337.5 million, borrowings totaling $740.5 million under our $875.0 million senior bank facilities and the issuance of $400.0 million of 12% senior subordinated notes due August 2009. Because Texas Pacific Group’s affiliate did not acquire substantially all of our common stock, the recapitalization did not impact the basis of our assets and liabilities for financial reporting purposes. At the time of the recapitalization, Motorola agreed to provide us with transition and manufacturing services in order to facilitate our transition to a stand-alone company independent of Motorola. As of December 31, 2003, all transition and manufacturing services related to the recapitalization agreement have been fulfilled.

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

On September 7, 2001, we obtained $100.0 million ($99.2 million, net of issuance costs) through an equity investment by an affiliate of Texas Pacific Group, our principal shareholder. In this transaction, we issued 10,000 shares of mandatorily redeemable cumulative convertible preferred stock. This investment was required because we were not in compliance with certain minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. (See Note 9 “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this report).

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2002, 2003 and 2004, we engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Some of the transactions that extended our debt maturities also resulted in an increase in our overall interest expense and others lowered our overall interest expense. In connection with these transactions, we amended our senior bank facilities to, among other things, make our financial covenants less restrictive on the whole.

In the second half of 2003 and continuing into 2004, we began undertaking measures to reduce our long-term debt and related interest costs. We reduced both our total debt and interest expense as a result of our public offerings of common stock in September 2003 and February 2004, a portion of the proceeds from which we applied to prepay and redeem a portion of our outstanding debt prior to scheduled maturity. We also lowered our interest expense further as a result of the issuance of our zero coupon senior secured notes and the refinancing of our senior bank facilities, the proceeds from which were used to repay higher interest notes.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 “Long-Term Debt” and Note 10 “Common Stock” of the notes to our audited consolidated financial statements included elsewhere in this report for further details on these financing activities.

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. In 2004, we realized approximately $73 million of cost savings as compared to our cost structure during the third quarter of 2003. We believe that we achieved an estimated $114 million of cost savings in 2003, as compared to our cost structure during the third quarter of 2002. These savings are as a result of our manufacturing rationalization plan, reductions in non-manufacturing personnel and other cost controls.

Our 2004 profitability enhancement program includes the phase out of our manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003 and our assembly and test operations in the Czech Republic that was announced in November 2003. We began to realize savings from this program during the fourth quarter of 2004, with the full benefit expected to begin by the end of the third quarter of 2005. We expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings beginning in the third quarter of 2005. In the second quarter of 2004, we evaluated our operations in the Czech Republic and determined certain overhead functions were no longer necessary as a result of our previously announced transfer of our assembly and test operations in the Czech Republic to Malaysia and the Philippines. We expect to achieve annual cost savings of $2.9 million beginning in the first quarter of 2005 as a result of these actions.

In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology infrastructure. As part of the agreement, we sold certain system software modules, resulting in a loss on disposal of assets of $12.0 million. As a result of these actions, starting in the second quarter of 2004, we began to realize cost savings of approximately $1.0 million per quarter.

As part of these programs, we have offset the reduced capacity resulting from the closure of certain facilities with more efficient, lower-cost projects that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidation of manufacturing sites to improve economies of scale;

•	transfer of production to lower cost regions;

•	increase in die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” wafers and increasing the number of die per square inch;

•	reduction of the number of new product platforms and process flows; and

•	focusing production on profitable product lines.

Products and Technology

The following table provides information regarding our primary product lines:

	Power Management and Standard Analog	MOS Power Devices	High Frequency Clock and Data Management	Standard Components(1)
Revenues
2004	$381.3 million	$235.0 million	$90.4 million	$560.2 million(1)
2003	$333.4 million	$152.5 million	$80.5 million	$502.7 million(1)
2002	$362.7 million	$138.7 million	$72.0 million	$520.3 million(1)

Primary product function	Power control and regulation in portable and high- power applications.	Power conditioning and switching in a broad range of applications.	Interfacing and synchronizing functions, such as interconnecting and routing (moving) electronic signals within electronic systems.	Power control, interface and data protection in a broad range of products.

Sample applications	Intelligent power management and battery protection in portable applications, desktop computers and automotive electronics.	Power management for computers, automobiles, servers and battery protection in portable applications.	Fast routing of signals used in communication and networking switches, high-end servers, high- performance workstations, storage networks and precision measurement test systems.	Power management and interface elements for computer, consumer and portable equipment and automotive control systems.

Types of product	Amplifiers, comparators, voltage regulators and references, AC-DC/DC-DC converters.	Ignition insulated gate bipolar transistors (IGBT’s), power MOS field effect transistors (MOSFET’s).	Clock distribution, drivers/receivers, multiplexers, phase detectors, prescalers.	MicroIntegration™, MiniGate™ logic, small signal transistors, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors, small signal diodes and thyristors.

Representative original equipment manufacturers customers and end users	Delphi Delta Intel Motorola Nokia Seagate Siemens Sony-Ericsson Vestel Visteon	Asustek Delphi Intel Microsoft Microstar Motorola Seagate Siemens Sony-Ericsson Visteon	Advantest Agilent Cisco Systems Hewlett-Packard Hitachi Motorola Nortel Networks Siemens Teradyne Yokogawa	Delphi Delta Hewlett-Packard Intel LG Motorola Samsung Siemens Sony Visteon

(1)	Revenues for the standard components product line includes $89.7 million, $79.9 million and $92.2 million of revenues from the standard logic product unit for the years 2004, 2003 and 2002, respectively.

Power Management and Standard Analog.    One of the fastest growing segments within the analog market is power management. We are a global supplier of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC/DC converters, AC/DC converters, linear regulators, pulse width modulation (PWM)/power factor modulation (PFM) controllers, power factor controller (PFC) pre-regulators and battery charging/management integrated circuits. Our products are engineered and manufactured to meet the power management needs of high-performance applications in the wireless, automotive and computing markets. Specifically in the computing market, we design controllers that meet the power requirements for today’s advanced microprocessors.

MOS Power Devices.    We are a global supplier of power devices and ignition insulated gate bipolar transistors (IGBT’s). We have a complete power management portfolio of devices ranging from 8V up to 400V. Our products are engineered and manufactured to meet the power management needs of high-performance applications in the wireless, automotive and computing markets. We are advancing our portfolio to include multi function integrated circuits (IC’s) and multi chip modules for the automotive and computing markets.

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

Standard Components.     We are a global supplier of standard semiconductors. We have special competencies in manufacturing surface mount packages. Our broad product line includes MicroIntegration™, MiniGate™ logic, small signal transistors and diodes, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors and thyristors. Standard components are essential in substantially all modern pieces of electronic equipment, including computers, printers, wireless communication devices, DVD and MP3 players, video game consoles and automotive navigation systems.

Customers

We have been doing business with 45 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our original equipment manufacturer customers negotiate pricing terms with us on an annual basis near the end of the calendar year while our other customers, including electronic manufacturer service providers, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end markets: computing, automotive electronics, consumer electronics, industrial electronics, wireless communications and networking. Sales to our largest customers, Arrow, Avnet and Motorola, accounted for approximately 9%, 12% and 8%, respectively, of our revenue during 2004, as compared to 9%, 13% and 7% during 2003 and 10%, 10% and 8% in 2002.

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

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-user market during 2004, sample applications for our products and representative original equipment manufacturer customers and end users.

End Markets for Our Products

	Computing	Automotive Electronics	Consumer Electronics	Industrial Electronics	Wireless Communications	Networking
Approximate percentage of our revenues 2004 revenues	24%	20%	18%	15%	16%	7%
Sample applications	•Computer monitors •Disk drives •PC motherboards •Notebook power supplies

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

•Routers and switches

•Fiber optic networking

•Cellular base stations and infrastructure

•Ethernet cards and other network controllers

•High speed modems (cable, xDSL and ISDN)

•PBX telephone systems

•Network controllers

Representative original equipment manufacturer customers and end users	ACER Apple Asustek Dell Delta Hewlett-Packard Intel Microsoft NEC Seagate	Bosch Cont’l / Temic DaimlerChrysler Delphi Hyundai Motorola Siemens VDO TRW Visteon	Beko Echostar Haier Motorola Philips Samsung Scientific Atlanta Sony Thompson Vestel	Advantest Artesyn Delta Honeywell Siecor Siemans Teradyne Tyco Yokogawa	GVC LG Motorola Nokia Sagem Samsung Sony-Ericsson TCL Comm. V-Tech Zhongxing	Askey Cisco ECI Telecom Ericsson Fujitsu Hitachi Huawea Nortel Siemens

Original Equipment Manufacturers.    Direct sales to original equipment manufacturers accounted for approximately 42% of our revenues in 2004, approximately 42% in 2003 and approximately 48% in 2002. These customers include a variety of companies in the electronics industry such as Intel, Motorola, Nokia, Philips, Siemens and Sony, and in the automotive industry such as DaimlerChrysler, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

Distributors.    Sales to distributors accounted for approximately 47% of our revenues in 2004, approximately 47% in 2003 and approximately 41% in 2002. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book or that is more than four years older than the manufacturing code date. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers.    Direct sales to electronic manufacturing service providers accounted for approximately 11% of our revenues in each of 2004, 2003 and 2002. Our largest electronic manufacturing service customers are Flextronics, Jabil and Solectron. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

Manufacturing Operations

We operate our manufacturing facilities either directly or through a joint venture. Five of these are front-end wafer facilities located in Japan, Slovakia, the Czech Republic, Malaysia and the United States; three are assembly and test facilities located in China, Malaysia and the Philippines. In addition to these manufacturing and assembly operations, our facility in Roznov, Czech Republic manufactures raw wafers that are used by a number of our facilities.

During 2001, we decided to shut down our integrated facility in Guadalajara, Mexico and transfer the front-end and assembly and test operations to other owned and contracted locations. Accordingly, the Guadalajara, Mexico facility ceased operations in the second quarter of 2002 and was sold in the third quarter of 2003. In November 2003, we announced our decision to discontinue our assembly and test operations at our site in Roznov, Czech Republic and move these operations to our facility in Seremban, Malaysia and to contract manufacturers. The transfer of assembly and test operations from our site in Roznov, Czech Republic was completed in 2004. In December 2003, we announced our decision to phase out manufacturing operations at our facility in East Greenwich, Rhode Island. We estimate this closure will be complete by the fourth quarter of 2005. We plan to transfer most of the production of this facility to our lower cost manufacturing facilities outside of North America.

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

Location	Products	Size (sq. ft.)
Front-end Facilities:
Phoenix, Arizona	High Frequency Clock and Data Management — Standard Components	1,600,000
Aizu, Japan	MOS Power Devices, Power Management, Standard Analog and Standard Components	291,000
Piestany, Slovakia	Standard Components — MOS Power Devices	915,000
East Greenwich, Rhode Island	Power Management and Standard Analog	209,000
Seremban, Malaysia (Site-2)	Standard Components	102,000
Roznov, Czech Republic	Power Management and Standard Analog	430,000

Back-end Facilities:
Leshan, China	Standard Components	264,000
Seremban, Malaysia (Site-1)	MOS Power Devices, Power Management, Standard Analog and Standard Components	281,000
Carmona, Philippines	High Frequency Clock and Data Management — Power Management and Standard Analog — Standard Components	192,000

Other Facilities:
Roznov, Czech Republic	Silicon wafers	200,000

Our operations in the Czech Republic are held through a publicly traded Czech company, of which we owned approximately 90% of the outstanding equity interests as of December 31, 2004. We purchased 100%, 100% and 95% of the raw wafer output in 2004, 2003 and 2002, respectively, and purchased the entire output of the integrated facility for all three years. In 2001, we entered into a new seven-year agreement with this subsidiary pursuant to which we have agreed to purchase minimum amounts of product based on our forecasted quarterly requirements. In 2003 we amended our agreement with this subsidiary to provide them an operating profit of 10.5% on intercompany transactions.

We operate an assembly and test operations facility in Leshan, China. We own this facility through a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we owned a majority of the outstanding equity interests as of December 31, 2004. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is a formerly state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 86%, 82% and 85% of Leshan’s production capacity in 2004, 2003 and 2002, respectively, and are currently committed to purchase approximately 84% of Leshan’s expected production capacity in 2005. In 2004, 2003 and 2002, we incurred $0.5 million, $0.5 million and $1.5 million in underutilization charges, respectively. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

The Leshan facility is one of our lowest cost manufacturing operations, and we anticipate that any future expansion of our manufacturing capacity would involve this facility. In June 2002, we obtained approval from the Chinese government for the Leshan joint venture to invest up to $231 million in semiconductor operations, which is in addition to the $278 million originally approved. In 2004, we committed to make capital contributions of approximately $25 million to this joint venture by 2012, subject to market conditions. We have the ability to time these expenditures at our discretion to meet market demand. We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including AIT, ASE, KEC, MagnaChip, Phenitec and PSI, accounted for approximately 28%, 26% and 30% of our manufacturing costs in 2004, 2003 and 2002, respectively.

We entered into an agreement with Motorola to continue to provide manufacturing services to each other for limited periods following our 1999 recapitalization. We negotiated fixed prices with Motorola for the services covered by these agreements to approximate each party’s cost of providing the services. For 2003 and 2002, Motorola purchased $3.4 million and $1.4 million, respectively, of manufacturing services from us with no minimum purchase commitments going forward at this time. These purchases are classified as revenues in our financial statements. We purchased $8.9 million and $14.3 million of manufacturing services from Motorola in 2003 and 2002, respectively, fulfilling our minimum commitments to purchase manufacturing services from Motorola during such periods. We currently have no minimum commitments to purchase manufacturing services from Motorola related to the recapitalization agreement mentioned above.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources on a just-in-time basis and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our table showing commitments, contingencies and indemnities in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Sales, Marketing and Distribution

As of December 31, 2004, our global sales and marketing organization consisted of approximately 484 professionals operating out of approximately 50 offices and serving customers in 45 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. Motorola agreed to provide us with worldwide shipping and freight services for a period of up to three years following our 1999 recapitalization. This resulted in better prices than we could obtain from third parties. As a result of cost increases resulting from the termination of the shipping and freight service agreement in July 2002, our shipping and freight costs increased by approximately $11 million in 2002 as compared to 2001. We negotiated improved freight agreements and changed some logistic flows which offset a portion of the increase in our 2003 total freight costs as compared to 2002. In 2004 we further improved our cost structure related to freight, shipping and logistical services by opening new global distribution centers in the Philippines and Shanghai, China and improved domestic shipping and customs clearance operations, and as a result we achieved approximately $9.0 million of cost savings related to our freight and logistical support operations compared to 2003.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets, and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed, as the case may be, to us certain intellectual property to support and continue the operation of our business. As of January 26, 2005, we had approximately 511 U.S. and foreign patents and approximately 252 patent applications pending worldwide. Our patents have expiration dates ranging from 2005 to 2023. None of our patents that expire in the near future materially affect our business. Additionally, we hold more than 230 U.S. and foreign trademarks and applications. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

Under an intellectual property agreement that we entered into with Motorola as part of our 1999 recapitalization, Motorola assigned to us approximately 295 U.S. patents and patent applications, approximately 292 foreign patents and patent applications, rights to over 50 trademarks (not including the Motorola name) previously used in connection with our products, rights in know-how relating to at least 39 semiconductor fabrication processes and rights in specified copyrightable materials. In addition, Motorola licensed on a non-exclusive, royalty-free basis other patent, trademark, copyright and know-how rights used in connection with our then existing products and products contemplated in our long-range plans. We have perpetual, royalty-free, worldwide rights under Motorola’s patent portfolio and other intellectual property, existing as of the date of our recapitalization or created in the five years thereafter (the five-year period existing only with respect to patents), as necessary to manufacture, market and sell our then existing and long range plan product lines. Additionally, Motorola provided us with a limited indemnity umbrella to protect us from certain infringement claims by third parties who had granted Motorola licenses as of the date of our recapitalization, which assisted us in developing our own patent position and licensing program. We believe that we have the right to use all Motorola-owned technology used in connection with the products we currently offer.

Seasonality

Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we have typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, beginning in 2001, various events have disrupted this pattern. In 2001, revenues declined due to slowing demand in the semiconductor market and the general economic decline. In 2002 and 2003, revenues fluctuated within a narrow range and in 2004 revenues increased in the first and second quarter, but declined in the last two quarters. At this time, it is unclear when the semiconductor industry is going to return to the seasonal trends that existed prior to 2001.

Backlog

Our trade sales are made primarily pursuant to standard purchase orders that are booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. During 2004, our backlog at the beginning of each quarter represented between 90% and 100% of actual revenues during such quarter. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

We sell products to key customers pursuant to contracts that allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered products. However, these contracts are typically amended to reflect changes in customer demands and periodic price renegotiations.

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

We compete with respect to power management and standard analog products, standard components, MOS power devices and high frequency clock and data management products in the following manner:

Power Management and Standard Analog product line

The principal methods of competition in this product line are new product innovation, technical performance, quality, service and price. Our competitive strengths in this product line are our strong technology and design resources, our industry recognition in applications, such as automotive and computing, and our market share in this product line. Our significant competitors in this market include Fairchild, Linear Technology, Maxim, National Semiconductor, ST Microelectronics and Texas Instruments. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. A competitive challenge in this product line is our small market share with certain Japanese customers that tend to favor local suppliers for their new product designs. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

Standard Components product line

The principal methods of competition in this product line are price, technical performance, quality and service. Our competitive strengths in this product line are the breadth of our portfolio, our low cost manufacturing capability, our global market presence and our ability to service broad application market segments. The strong acceptance of ON’s MicroIntegration™ capability (with ability to integrate both active and passive components in multi-chip or monolithic approaches) into various applications in our existing markets is an additional competitive strength in this product line. Our significant competitors in this market include Fairchild, Infineon, Philips, Renesas, Rohm, ST Microelectronics, Toshiba and Vishay. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

MOS Power Devices product line

The principal methods of competition in this product line are new product innovation, technical performance, price, quality and service. Our competitive strengths in this product line are our strong presence in areas such as IGBT’s and low voltage planar technology, our broad product offering and our state-of-the-art trench technology. Our significant competitors in this market include Fairchild, Infineon, International Rectifier, Philips, ST Microelectronics and Vishay. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

High Frequency Clock and Data Management product line

The principal methods of competition in this product line are new product innovation, technical performance, quality, service and price. Our competitive strengths in this product line are our use of specialized high speed materials like silicon germanium and the volume benefits which come from being one of the largest suppliers in this market. Our significant competitors in this market include Fairchild, Maxim, Micrel, Motorola and Semtech. Although we have a significant share in this market, the total potential revenue has been reduced commensurate with the downturn in the networking, telecommunications and automated test equipment market segments, which currently drive the applications for this product.

Research and Development

Company-sponsored research and development costs in 2004, 2003 and 2002 were $94.4 million (7.5% of revenues), $85.5 million (8.0% of revenues) and $81.5 million (7.5% of revenues), respectively. The primary emphasis of our new product development efforts is on power management and standard analog and high frequency clock and data management solutions, the highest margin product lines within our portfolio, with approximately 70% of our overall research and development investments currently targeted in these areas. As a result of the success of our research and development initiatives, excluding the introduction of lead-free products we introduced 119 new products in 2004, 260 new products in 2003 and 176 new products in 2002.

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

Employees

As of December 31, 2004, we had approximately 10,325 employees worldwide. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as works councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law. Of the total number of our employees as of December 31, 2004, approximately 9,004 were engaged in manufacturing and information services, approximately 484 were engaged in our sales and marketing organization which includes customer service, approximately 326 were engaged in administration and approximately 511 were engaged in research and development.

Executive Officers of the Registrant

See Part III, Item 10 “Directors and Executive Officers of the Registrant” of this report for information concerning executive officers.

Geographical Information

For certain geographic operating information, see Note 18, “Segment Information” of the notes to our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, in each case, as included elsewhere in this report. For information regarding the risks associated with our foreign operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — “Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations” elsewhere in this report.

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investor Relations” section of our Internet website at http://www.onsemi.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the Securities and Exchange Commission (the SEC).

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

In November 2003, we announced our decision to discontinue our assembly and test operations at our site in Roznov, Czech Republic and move these operations to our facility in Seremban, Malaysia and to contract manufacturers. The transfer of manufacturing was completed in 2004. In December 2003, we announced our decision to phase out manufacturing operations at our facility in East Greenwich, Rhode Island. We estimate this closure will be complete by the fourth quarter of 2005. We plan to transfer the majority of the production from this facility to our lower cost manufacturing facilities outside of North America, resulting in an expected reduction of 325 jobs.

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

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

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

Securities Class Action Litigation

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

AMS Matter

On March 22, 2005, we entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement we paid AMS $2.4 million in cash upon the signing of the agreement. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with prejudice and each party will bear its own costs and fees incurred in connection with the litigation. The settlement agreement requires that we and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the pending litigation, which arbitration shall be held on or before September 1, 2005. If the arbitrator rules in favor of AMS, we will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in favor of us, AMS will not be entitled to any additional amounts of money from us. Each party shall bear its own costs and fess incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator. We had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter.

The matter originated out of an action filed in October 2003 in Arizona Superior Court by AMS against us. The complaint (i) alleges that we breached a foundry agreement entered into in 2000 under which AMS was to provide services to us, and (ii) claims tortious interference with contract. The complaint seeks approximately $5.8 million in contract damages, plus interest, costs, attorneys’ fees and exemplary damages.

We plan to vigorously defend ourselves at the arbitration and believe that we will prevail at the proceeding, although there can be no assurances that this will in fact occur. We believe that the outcome will not have a material adverse effect on our consolidated financial condition, results of operation or cash flows.

See Part I, Item 1 “Government Regulation” of this report for information on certain environmental matters.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Range of Sales Price

	High	Low
2004
First Quarter	$9.0000	$6.3500
Second Quarter	$7.8900	$4.2200
Third Quarter	$4.0000	$2.5700
Fourth Quarter	$4.5400	$3.0200

2003
First Quarter	$1.9500	$1.0400
Second Quarter	$2.7100	$1.0300
Third Quarter	$5.4600	$2.6900
Fourth Quarter	$7.0500	$4.1900

As of March 7, 2005, there were approximately 243 record holders of our common stock and 255,072,258 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering, and we do not presently intend to do so. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors. Each of our senior bank facilities, convertible notes and preferred stock restricts our ability to pay cash dividends to our common stockholders.

Equity Compensation Plan Table

Information concerning equity compensation plans is incorporated by reference from the text under the caption “Equity Compensation Plan Table” in our Proxy Statement for our May 18, 2005 Annual Meeting of Stockholders.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are from our audited consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in millions, except per share data)
Statement of Operations data (1):
Revenues	$1,266.9	$1,069.1	$1,093.7	$1,223.2	$2,083.3
Write-off of acquired in-process research and development (2)	—	—	—	—	26.9
Restructuring, asset impairments and other, net (3)	19.6	61.2	27.7	150.4	4.8
Loss on debt prepayment (4)	(159.7)	(7.7)	(6.5)	—	(29.2)
Loss before cumulative effect of accounting change	(123.7)	(145.2)	(141.9)	(715.0)	62.3
Cumulative effect of accounting change (5)	—	(21.5)	—	(116.4)	—
Net income (loss) (6)	(123.7)	(166.7)	(141.9)	(831.4)	62.3
Diluted earnings per common share before cumulative effect of accounting change (7)	$(0.55)	$(0.83)	$(0.86)	$(4.21)	$0.38
Diluted earnings per common share (7)	$(0.55)	$(0.94)	$(0.86)	$(4.88)	$0.38

	December 31,
	2004	2003	2002	2001	2000
	(in millions)
Balance Sheet data:
Total assets	$1,110.1	$1,164.5	$1,258.4	$1,399.2	$2,050.2
Long-term debt, less current portion	1,131.8	1,291.5	1,403.4	1,394.5	1,263.2
Redeemable preferred stock (8)	131.1	119.7	110.1	101.6	—
Stockholders’ equity (deficit)	(537.8)	(644.6)	(662.1)	(517.4)	337.7

(1)	In the second quarter of 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as amended December 2003 (“FIN No. 46”). FIN No. 46 requires that certain variable interest entities be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. We determined that our investment in Leshan-Phoenix Semiconductor Company Limited meets the definition of a variable interest entity as our economic interest in Leshan is proportionately greater than our ownership interest in Leshan and, therefore, our investment in Leshan should be consolidated under FIN No. 46. We had previously accounted for our investment in Leshan using the equity method. While consolidation of our investment in Leshan did not impact our previously reported net income (loss) or stockholders’ equity (deficit), financial information for periods beginning on or after January 1, 2000 that appears in this form 10-K has been revised for comparative purposes as allowed by FIN No. 46. Financial information for the periods following our August 4, 1999 recapitalization and ending prior to January 1, 2000 that appears in this document or in those incorporated by reference have not been so revised as the impact is not material to those periods.

(2)	The write-off of acquired in-process research and development relates to our April 2000 acquisition of Cherry Semiconductor Corporation.

(3)	Restructuring, asset impairments and other, net include employee severance and other exit costs associated with our worldwide profitability enhancement programs, asset impairments, executive severance costs, a $12.4 million gain in 2002 associated with the settlement of various contractual issues with Motorola and a $4.6 million gain in 2003 associated with the sale of our Guadalajara property.

(4)	In 2004, this charge included $114.0 million in redemption premiums, consent fees, incentive fees, dealer manager fees and certain third party costs and $45.7 million in capitalized closing costs and unamortized debt discounts that were written off associated with our various refinancing activities. In 2002 and 2003, the charge represents the write-off of capitalized debt issuance costs and certain third party expenses in connection with the prepayment of a portion of our senior bank facilities. In 2000, the charge relates to repayment penalties, redemption premiums and the write-off of capitalized debt issuance costs in connection with the repayment of a portion of our senior subordinated notes from a portion of the proceeds of our initial public offering of common stock.

(5)	Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and the related gross profit on sales to distributors is now deferred until the distributor resells the product to the end user. The cumulative effect of this accounting change for periods prior to January 1, 2001 was a charge of $155.2 million ($116.4 million, net of taxes). During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we no longer defer actuarial gains or losses and will recognize such gains and losses during the fourth quarter of each year, which is the period in which our annual pension plan actuarial valuations are prepared. The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million, both before and after income taxes.

(6)	The net loss for 2001 includes a charge of $366.8 million to establish a valuation allowance for a portion of our deferred tax assets.

(7)	Diluted earnings per common share for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are calculated by deducting dividends on our redeemable preferred stock of $9.9 million, $9.2 million, $8.5 million, $2.4 million and $8.8 million, respectively, the accretion of the increase in redemption value of our redeemable preferred stock of $1.5 million in 2004, $0.5 million in 2003 and the accretion of the beneficial conversion feature on redeemable preferred stock of $13.1 million in 2001 from net income for such periods and then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods. On or after September 7, 2009, this preferred stock is redeemable in whole or in part at the option of the holder at a redemption price equal to the greater of (i) the stated value of the preferred stock plus all accrued and unpaid dividends thereon or (ii) 20% of the then current market price of the common stock (based upon the average closing price of the common stock over the preceding 30 trading days) and other assets and property, if any, into which one share of preferred stock is then convertible. The percentage in clause (ii) above was 50% until June 15, 2004, when the certificate of designations of the Series A preferred stock was amended to change the percentage from 50% to 20%. Upon a change of control, the holders of the preferred stock may “put” their shares to the Company at 101% of the stated value plus accumulated and unpaid dividends. The holders of the preferred stock were also granted registration rights in respect of the common stock underlying the preferred stock. We are required to accrete the value of the preferred stock to its redemption value, and any resulting non-cash charge would reduce net income applicable to common stock. The periodic accretion amount changes as our stock price changes. The accretion amount also increases due to the ability of the holder to convert the preferred stock into more shares of common stock after each quarterly dividend. We recorded accretion charges of $1.5 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively.

(8)	The redeemable preferred stock outstanding at December 31, 1999 was issued to an affiliate of Texas Pacific Group and to Motorola in connection with our 1999 recapitalization and redeemed in full with a portion of the proceeds from our initial public offering of common stock in May 2000. The redeemable preferred stock outstanding at December 31, 2004, 2003, 2002 and 2001 was issued to an affiliate of Texas Pacific Group in September 2001.

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

Industry Overview

Worldwide semiconductor industry sales were $213.0 billion in 2004, an increase of 28.0% from 2003. We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market since 2001:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percent Change	Total Addressable Market Sales (1) (2)	Percent Change
	(in billions)		(in billions)
2004	$213.0	28.0%	$26.5	14.2%
2003	$166.4	18.3%	$23.2	14.4%
2002	$140.7	1.2%	$20.3	2.5%
2001	$139.0	(32.0)%	$19.8	(29.8)%

(1)	Based on shipment information published by World Semiconductor Trade Statistics (WSTS), an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies — Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, RF and microwave power transistors/modules, RF and microwave diodes, RF and microwave SS transistors, power FET modules, IGBT modules and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); and (c) standard logic products (general purpose logic and MOS general purpose logic only). Although we categorize our products as power and data management semiconductors and standard semiconductor components, WSTS uses different product categories.

Following the unprecedented semiconductor industry revenue declines of 2001, the semiconductor industry began to show signs of stability in 2002 and grew more robust in both 2003 and 2004. Worldwide semiconductor industry sales grew by 18.3% in 2003 and 28.0% in 2004. Sales in our total addressable market grew by 14.2% in 2004 and 14.4% in 2003, reflecting increases in volume and slowing rates of price declines. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 2% during 2004 through 2007. These are projections and may not be indicative of actual results.

Business Overview

We classify our products broadly as power and data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.

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

During the first half of 2004, we enjoyed a cycle of rising volume and prices, as our manufacturing capacity utilization had increased to over 90%, our book-to-bill ratio had exceeded 1 and we were able to selectively increase prices on some products where there were market shortages. In the latter half of 2004, our book-to-bill ratio dropped below one, and in light of building inventory levels, we began to lower manufacturing capacity utilization to below 80%. With excess inventory in the market, pricing has begun to decline, but at a more muted pace relative to the severe pricing declines experienced from 2001 to 2003.

Cost Savings and Restructuring Activities

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. We believe that we achieved an estimated $114 million of cost savings in 2003, as compared to our cost structure during the third quarter of 2002. In 2004 we realized approximately $73 million of cost savings as compared to our cost structure during the third quarter of 2003. These savings are as a result of our manufacturing rationalization plan, reductions in non-manufacturing personnel and other cost controls.

Our 2004 profitability enhancement program includes the phase out of our manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003 and our assembly and test operations in the Czech Republic, which was announced in November 2003. We began to realize savings from this program during the fourth quarter of 2004, with the full benefit expected to begin by the end of the third quarter of 2005. Overall, we expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings beginning in the third quarter of 2005. In the second quarter of 2004, we evaluated our operations in the Czech Republic and determined certain overhead functions were no longer necessary as a result of our previously announced transfer of our assembly and test operations in the Czech Republic to Malaysia and the Philippines. We expect to achieve annual cost savings of $2.9 million beginning in the first quarter of 2005 as a result of these actions. We expect the total estimated annualized cost savings to reduce our cost of revenues due to reduced employee costs, reduced depreciation and other cost savings, by $13.5 million to $16.1 million, $3.0 million to $3.8 million and $6.4 million to $8.0 million, respectively.

In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology infrastructure. As part of the agreement, we sold certain system software modules, resulting in a loss on disposal of assets of $12.0 million. As a result of these actions, starting in the second quarter of 2004, we began to realize cost savings of approximately $1.0 million per quarter. We expect the estimated annualized cost savings of $4.0 million to reduce our general and administrative expenses due to reduced depreciation expense.

As part of these programs, we have offset the reduced capacity resulting from the closure of certain facilities with more efficient, lower-cost projects that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidation of manufacturing sites to improve economies of scale;

•	transfer of production to lower cost regions;

•	increase in die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” wafers and increasing the number of die per square inch;

•	reduction of the number of new product platforms and process flows; and

•	focusing production on profitable product families.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products we introduced 119 new products in 2004, 260 new products in 2003 and 176 new products in 2002. The primary emphasis of our new product development efforts is on power management and high frequency clock and data management solutions, which we expect to be among the highest margin product families within our portfolio.

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

In the second half of 2003 and continuing into 2004, we began undertaking measures to reduce our long-term debt and related interest costs. We reduced both our total debt and interest expense as a result of our public offerings of common stock in September 2003 and February 2004, a portion of the proceeds from which we applied to prepay and redeem a portion of our outstanding debt prior to scheduled maturity. We also lowered our interest expense further as a result of the issuance of our zero coupon convertible senior secured notes and the refinancing of our senior bank facilities, the proceeds from which were used to repay higher interest notes.

The details of each of these financing events are outlined in the following sections. Also, see “Liquidity and Capital Resources” elsewhere in this report and Note 7 “Long-Term Debt,” Note 9 “Redeemable Preferred Stock” and Note 10 “Common Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues for the first quarter of 2005 will decrease by 4% to 5% as compared to the fourth quarter of 2004. Backlog levels at the beginning of the first quarter of 2005 were lower than backlog levels at the beginning of the fourth quarter of 2004 and represented greater than 85% of our anticipated revenues for the first quarter of 2005. We expect that average selling prices in the first quarter of 2005 will decrease 2% to 3% for the first quarter of 2005 as compared to the fourth quarter of 2004 and that our gross profit for the first quarter of 2005 will be approximately 30%. For calendar year 2005, we anticipate capital expenditures between $60 and $65 million.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. The amounts in the following table are in millions:

	Year ended December 31,			Dollar Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Revenues	$1,266.9	$1,069.1	$1,093.7	$197.8	$(24.6)
Cost of sales	857.0	768.4	795.4	88.6	(27.0)

Gross profit	409.9	300.7	298.3	109.2	2.4

Operating expenses:
Research and development	94.4	85.5	81.5	8.9	4.0
Selling and marketing	73.8	63.0	61.2	10.8	1.8
General and administrative	72.2	69.2	89.2	3.0	(20.0)
Amortization of intangibles	—	5.9	11.9	(5.9)	(6.0)
Restructuring, asset impairments and other, net	19.6	61.2	27.7	(41.6)	33.5

Total operating expenses	260.0	284.8	271.5	(24.8)	13.3

Operating income	149.9	15.9	26.8	134.0	(10.9)

Other income (expenses):
Interest expense	(101.2)	(151.1)	(152.5)	49.9	1.4
Interest income	2.2	2.0	2.4	0.2	(0.4)
Realized and unrealized foreign currency gains and losses	(4.2)	4.6	0.2	(8.8)	4.4
Loss on debt prepayment	(159.7)	(7.7)	(6.5)	(152.0)	(1.2)

Other income (expenses), net	(262.9)	(152.2)	(156.4)	(110.7)	4.2

Loss before income taxes, minority interests, and cummulative effect of accounting change	(113.0)	(136.3)	(129.6)	23.3	(6.7)
Income tax provision	(7.4)	(7.7)	(9.5)	0.3	1.8
Minority interests	(3.3)	(1.2)	(2.8)	(2.1)	1.6

Net loss before cummulative effect of accounting change	(123.7)	(145.2)	(141.9)	21.5	(3.3)
Cumulative effect of accounting change net of income tax	—	(21.5)	—	21.5	(21.5)

Net loss	$(123.7)	$(166.7)	$(141.9)	$43.0	$(24.8)

Revenues

Revenues were $1,266.9 million, $1,069.1 million and $1,093.7 million in 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 was primarily due to increased sales volume, which has been partially offset by a decrease in average selling prices of approximately 3%. The decline from 2002 to 2003 was primarily due to declines in average selling prices of approximately 14%, partially offset by volume and mix changes. Average selling prices dropped in each quarter of 2003 due to industry competition; however, as capacity utilization began to exceed 85% on an industry-wide basis during the third quarter of 2003, pricing began to stabilize. The revenues by product line in each of these three years were as follows (dollars in millions):

	Year Ended December 31, 2004	As a % of Revenue (1)	Year Ended December 31, 2003	As a % of Revenue (1)	Year Ended December 31, 2002	As a % of Revenue (1)

Power Management and Standard Analog	$381.3	30.1%	$333.4	31.2%	$362.7	33.2%
MOS Power Devices	235.0	18.5%	152.5	14.3%	138.7	12.7%
High Frequency Clock and Data Management	90.4	7.1%	80.5	7.5%	72.0	6.6%
Standard Components (2)	560.2	44.2%	502.7	47.0%	520.3	47.6%

Revenues	$1,266.9		$1,069.1		$1,093.7

(1)	Certain amounts may not total due to rounding of individual components
(2)	Revenues for the standard components product line includes $89.7 million, $79.9 million and $92.2 million of revenues from the standard logic product unit for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenues from our power management and standard analog product line declined from 2002 to 2003 and increased from 2003 to 2004. In 2003, weakness in the automotive sector has contributed to the absolute dollar and percentage declines in this product line. In 2004, revenues increased as increases in demand for consumer electronics and portable wireless devices were slightly offset by further decreases in automotive electronic product revenue.

Revenues from MOS power devices increased steadily from 2002 to 2003 and from 2003 to 2004 and grew as a percentage of revenues. The growth in revenue can be attributed to increased demand across all markets, with primary growth in revenue attributed to the ongoing introduction of new devices for specific end markets such as computing, portable and consumer electronics, as well as modest increases in the transportation end market.

Revenues from high frequency clock and data management products increased steadily from 2002 to 2003 and from 2003 to 2004. In 2003, this sector started to grow again primarily in the automated test equipment market, causing an increase in revenues both in absolute dollars and as a percentage of revenues. The growth in this sector in 2004 was primarily driven by an increase in the industrial end markets, which was attributable to increased revenue from automated test equipment, partially offset by decreases in networking.

Revenues from standard components declined from 2002 to 2003 and increased from 2003 to 2004. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. In addition, we took steps in 2002 to exit non-profitable portions of this business, accounting for a portion of the revenue decline between 2002 and 2003. The decline was also partially attributable to our focus on other product lines during these periods. The increase in revenue from 2003 to 2004 is attributed to increased demand across all markets, with significant increases in demand for end products used in wireless and handheld applications and consumer electronics.

Revenues by geographic area as a percentage of revenues were as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Americas	27.4%	30.1%	36.6%
Asia/Pacfic	56.1%	52.2%	44.9%
Europe	16.5%	17.7%	18.5%

Total	100.0%	100.0%	100.0%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Gross Profit

Our gross profit was $409.9 million, $300.7 million and $298.3 million in 2004, 2003 and 2002, respectively. As a percentage of revenues, our gross profit was 32.4%, 28.1% and 27.3% in 2004, 2003 and 2002, respectively. Although declines in average selling prices had a detrimental impact on our gross profit during 2002 and 2003, we were able to offset these effects through cost savings from our profitability enhancement programs. Gross profit increased during 2004 as compared to 2003, due to increased sales volume and cost savings from our profitability enhancement programs, which were partially offset by declines in average selling prices.

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. We believe that we achieved an estimated $114 million of cost savings in 2003, as compared to our cost structure during the third quarter of 2002. In 2004, we realized approximately $73 million of cost savings as compared to our cost structure during the third quarter of 2003. These savings are as a result of our manufacturing rationalization plan, reductions in non-manufacturing personnel and other cost controls.

Operating Expenses

Research and development expenses were $94.4 million, $85.5 million and $81.5 million, representing 7.5%, 8.0% and 7.5% of revenues in 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 is attributable to increased employee salaries and wages and an increase in performance bonuses as a result of our achievement of certain financial goals, as well as software application costs associated with new application and platform development initiatives. The increase from 2002 to 2003 was due to costs associated with the implementation of new research and development software applications. The primary emphasis of our new product development efforts has been, and continues to be, in the expected high growth market applications of power management and high frequency clock and data management solutions, with approximately 70% of our overall research and development investments focused in these areas.

Selling and marketing expenses were $73.8 million, $63.0 million and $61.2 million, representing 5.8%, 5.9% and 5.6% of revenues in 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 is attributable to increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers, increased employee performance bonuses as a result of our achievement of certain financial goals and increased commissions. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $72.2 million, $69.2 million and $89.2 million representing 5.7%, 6.5% and 8.2% of revenues in 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 is attributable to increased costs for external services, including audit and consulting services, and an increase in employee performance bonuses associated with our achievement of certain financial results, partially offset by lower depreciation as a result of our sale-leaseback transaction in the first quarter of 2004 and cost savings from the relocation of functions to lower cost regions. Savings from personnel reductions and functional relocations accounted for the decrease between 2002 and 2003.

Amortization of goodwill and other intangibles was $0, $5.9 million and $11.9 million in 2004, 2003 and 2002, respectively. As a result of the adoption of SFAS No. 142 effective January 1, 2002, we eliminated the amortization of goodwill (see Note 3 “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report.) As discussed in further detail below, amortization of our developed technology intangible asset ceased following the second quarter of 2003 when we wrote-off the remaining balance acquired in connection with our acquisition of Cherry Semiconductor in April 2000.

Other Operating Expenses — Restructuring, Asset Impairments and Other

Restructuring, asset impairments and other charges were $19.6 million, $61.2 million and $27.7 million in 2004, 2003 and 2002, respectively. Our individual quarterly restructuring charges are summarized below. For more information see Note 5 “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this report.

•	$5.6 million charge recorded in the fourth quarter of 2004, consisting of:

•	$3.3 million of asset impairments including $3.0 million associated with the East Greenwich, Rhode Island facility that was announced in December 2003 and $0.3 million associated with the closure of the assembly and test operations in Roznov, Czech Republic that was announced in November 2003;

•	$1.9 million of exit costs including: $1.9 million of contract termination costs incurred to terminate two information technology outsourcing agreements; $0.2 million related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003; and $0.2 million reversal of the exit costs reserve for lease terminations that was announced in December 2002; and

•	$0.4 million of employee separation charges that included $0.2 million of new charges and $0.2 million of adjustments related to the shutdown of our assembly and test operations in Roznov, Czech Republic that was announced in November 2003, $0.1 million reversal of amounts previously recorded in connection with our September 2003 restructuring program, and $0.1 million adjustment to the March 2002 restructuring program.

•	$0.9 million charge recorded in the second quarter of 2004, consisting of:

•	$2.1 million to cover employee separation costs, which included $1.5 million for the termination of approximately 190 additional employees at Roznov, Czech Republic due to the transfer of our assembly and test operations in Roznov to Malaysia and the Philippines that was announced in November 2003, and $0.6 million related to the shutdown of our assembly and test operations in Roznov that was announced in November 2003;

•	$0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003;

•	$0.1 million of exit costs related to the information technology outsourcing agreement that was announced in March 2004;

•	$0.2 million charge to cover costs associated with the separation of one of our executive officers; partially offset by a

•	$1.2 million reversal of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and the plan to consolidated accounting systems that was announced in December 2002; and

•	$0.4 million reversal of exit costs associated with the decommissioning of certain assets that are no longer expected to be incurred, which decommissioning was announced in December 2002.

•	$13.1 million charge recorded in the first quarter of 2004, consisting of:

•	$12.0 million of non-cash loss on sale of fixed assets from the sale of certain system software modules, licenses and hardware after entering into a five-year agreement with respect to the outsourcing of information technology infrastructure, messaging, data center network, help desk and onsite management services;

•	$0.3 million to cover employee separation costs related to the new information technology outsourcing agreement;

•	$0.7 million of employee separation costs related to the shutdown of our assembly and test operations in Roznov, Czech Republic, that was announced in November 2003; and

•	$0.1 million of exit costs related to certain activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003.

•	$29.9 million charge recorded in the fourth quarter of 2003, consisting of:

•	$20.2 million of non-cash asset impairments, including $15.4 million associated with the East Greenwich, Rhode Island facility and $4.8 million associated the closure of the assembly and test operations in Roznov, Czech Republic;

•	$5.2 million to cover employee separation costs related to the phase-out of manufacturing operations in our East Greenwich, Rhode Island facility, the shutdown of our assembly and test operations in Roznov, Czech Republic, and further reductions in general and administrative staffing levels in the United States and Western Europe;

•	$0.4 million of lease and contract termination exit costs incurred in connection with the consolidation of sales, distribution and administrative facilities in North America; and

•	$4.3 million of other charges consisting of the write-off of a $2.3 million long-term note receivable and a $2.0 million write-down of a cost basis investment; partially offset by a

•	$0.2 million reversal of amounts previously recorded in connection with our June 2001 and December 2002 restructuring programs.

•	$3.3 million gain recorded in the third quarter 2003, consisting of:

•	$4.6 million gain recorded in connection with the sale of the Guadalajara, Mexico facility; and

•	$0.1 million net reversal consisting of minor adjustments to previously recorded restructuring charges; partially offset by

•	$1.4 million charge for employee separation costs, reflecting further reductions in manufacturing; and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States.

•	$34.6 million charge recorded in the second quarter of 2003, consisting of:

•	$21.3 million of non-cash impairment charges, including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 acquisition of Cherry Semiconductor Corporation and the $0.5 million write-off of a cost basis investment;

•	$10.5 million of non-cash asset impairments associated with an assembly and test production line in Malaysia and property and equipment in the United States;

•	$1.4 million of lease and contract termination exit costs associated with the exit of certain sales and administrative offices and the termination of other purchase and supply agreements;

•	$1.0 million additional charge associated with a supply contract that was terminated as part of the June 2002 restructuring program; and

•	$0.4 million of charges to cover employee separation costs associated with general and administrative employees primarily in the United States.

•	$17.5 million charge recorded in the fourth quarter of 2002, consisting of:

•	$10.1 million for employee separation costs associated with manufacturing and non-manufacturing personnel mainly in the United States;

•	$4.9 million for the costs associated with the separation of two executive officers;

•	$1.0 million of non-cash asset impairments related to the closure of a production line and an abandoned capital equipment project in the Czech Republic; and

•	$1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets; partially offset by

•	$0.3 million of net reversals consisting of adjustments to previously recorded restructuring charges;

•	$3.1 million charge recorded in the second quarter of 2002, consisting of:

•	$8.4 million of non-cash asset impairments related to abandoned manufacturing equipment and unfinished projects;

•	$3.9 million of cash and non-cash stock compensation charges associated with further reductions in general and administrative staffing levels, primarily in the United States;

•	$2.8 million in costs related to termination of certain purchase and supply agreements; and

•	$1.6 million of additional exit costs associated with the shutdown of our Guadalajara, Mexico facility; partially offset by

•	$12.4 million gain related to a settlement with Motorola; and

•	$1.2 million reversal of previously recorded restructuring charges;

•	$7.1 million charge recorded in the first quarter of 2002, consisting of:

•	$7.2 million of cash and non-cash stock compensation charges associated with the consolidation of manufacturing, selling and administrative functions in the U.S. and Europe; partially offset by

•	$0.1 million reversal of previously recorded restructuring charges.

Interest Expense

Interest expense was $101.2 million, $151.1 million and $152.5 million in 2004, 2003 and 2002, respectively. The decrease in interest expense from 2003 to 2004 was primarily a result of interest savings from the prepayment of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes during 2004. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities. Our weighted-average interest rate on long-term debt (including current maturities) was 8.6%, 10.8% and 10.5% per annum in 2004, 2003 and 2002, respectively.

Loss on Debt Prepayment

Loss on debt prepayment totaled $159.7 million, $7.7 million and $6.5 million in 2004, 2003 and 2002, respectively. The loss on debt prepayment of $159.7 million in 2004 includes approximately $113.6 million incurred for call and consent fees, tender offer fees, dealer manager fees and arrangement fees as well as approximately $45.7 million of debt issuance costs and unamortized discounts that were written off and

$0.4 million of certain third-party costs incurred. These costs were incurred in 2004 in connection with the repayment of the first-lien senior secured notes, second-lien senior secured notes, the senior subordinated notes and the refinancing of the senior bank facilities. The loss on debt prepayment of $7.7 million and $6.5 million in 2003 and 2002, respectively, represents the write-off of debt issuance costs and certain third-party costs incurred with respect to debt refinancings that occurred during those periods. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $7.4 million, $7.7 million and $9.5 million in 2004, 2003 and 2002, respectively. The 2004, 2003 and 2002 provisions related primarily to income and withholding taxes of certain of our foreign operations. The 2004 provision also includes the reversal of $11.2 million of previously accrued income taxes after the completion of an examination of our income tax returns for the years 2001, 2000, and 1999 by the Internal Revenue Service, which resulted in no material change in our tax liability for those years, partially offset by a new reserve of $9.9 million against certain foreign income tax receivables that we determined may not be collectible, creating additional tax expense for the year.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the company and inform how we evaluate the progress of its major components. Information about our reportable segments for the year ended December 31, 2004 is as follows, in millions (corresponding information for the years ended December 31, 2003 and 2002 is not included because it would be impractical to do so as operating expenses were not allocated in the same manner or detail that would allow for comparable disclosures):

	Integrated Power Group	Analog Products Group	Total
Year ended December 31, 2004:
Revenues from external customers	$705.5	$561.4	$1,266.9
Segment operating income	$103.1	$93.4	$196.5

Revenues from external customers for the Integrated Power Group for the years ended December 31, 2003 and 2002, were $575.3 million and $566.8 million, respectively. Revenues from external customers for the Analog Products Group for the years ended December 31, 2003 and 2002, were $493.8 million and $526.9 million, respectively.

Depreciation and amortization expense is included in segment operating income.

Reconciliations of segment information to consolidated financial statements (in millions):

2004
Operating income for reportable segments	$196.5
Unallocated amounts:
Restructuring, asset impairments and other, net	(19.6)
Other unallocated manufacturing costs	(11.5)
Other unallocated operating expenses	(15.5)

Operating income	$149.9

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations, purchase obligations and our redeemable preferred stock. The following table summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2005	2006	2007	2008	2009	Thereafter
Standby letter of credit	$17.2	$17.2	$—	$—	$—	$—	$—

	Payments Due by Period
Contractual obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$1,151.8	$20.0	$51.9	$21.0	$11.4	$624.7	$422.8
Operating leases (1)	14.0	7.1	3.6	1.1	0.6	0.6	1.0
Other long-term obligations — pension plans	34.6	22.1	3.0	3.0	3.0	3.0	0.5
Redeemable preferred stock	188.6	—	—	—	—	188.6	—
Purchase obligations: (1)
Capital purchase obligations	14.5	6.1	3.3	3.5	1.6	—	—
Foundry and inventory purchase obligations	31.1	29.8	1.3	—	—	—	—
Mainframe support	4.2	4.2	—	—	—	—	—
Information technology and communication services	30.7	11.0	7.5	5.8	6.4	—	—
Other	5.3	4.6	0.7	—	—	—	—

Total contractual obligations	$1,474.8	$104.9	$71.3	$34.4	$23.0	$816.9	$424.3

(1)	These represent our off-balance sheet obligations.

Our long-term debt includes $645.5 million under senior bank facilities, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $154.2 million under the junior subordinated note, $21.1 million under a note payable to a Japanese bank, $20.0 million under a loan facility with a Chinese bank, $43.2 million under a loan facility with another Chinese bank and $7.8 million of capital lease obligations. See Note 7 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our U.S. and foreign pension plans. (See Note 12 “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.) The U.S. pension plan, named the ON Semiconductor Grandfathered Pension Plan, (“Grandfathered Plan”) is in the process of termination and we have sought the approval to terminate the Grandfathered Plan from the Pension Benefit Guaranty Corporation and we anticipate receiving approval to terminate this plan in 2005. With the termination of the Grandfathered Plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits. In connection with the termination of our Grandfathered Plan, we expect a related cash funding requirement for the liability of approximately $20.5 million in 2005. The remaining obligation in the table above also includes estimated funding requirements for liabilities related to our foreign pension plans.

Our Series A Cumulative Convertible Redeemable Preferred Stock is redeemable at the holder’s option anytime after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness. The amount shown in the table above assumes no conversion of the preferred stock or redemption until the earliest redemption date of September 7, 2009. We are required to accrete the value of the preferred stock to its redemption value, and any resulting non-cash charge would reduce net income applicable to common stock for purposes of calculating earnings per share. As a result, net income applicable to common stock may be reduced by any such non-cash charges resulting from changes in the market price of our common stock. For further information see Note 9 “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

Our balance of cash, cash equivalents and short term investments was $185.7 million at December 31, 2004. We believe that our cash flows from operations, coupled with existing cash, cash equivalents and short term investments will be adequate to fund our operating and capital needs over the next twelve months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $17.2 million were outstanding under the revolving facility at December 31, 2004. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

Contingencies

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

See Part I, Item 3 “Legal Proceedings” of this report for possible contingencies related to legal matters and see Part I, Item 1 “Business — Government Regulation” of this report for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, short-term investments, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents and short-term investments on hand and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our productivity and our ability to make the research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, our ability to maintain compliance with financial covenants under our existing credit facilities and other limitations imposed by our credit facilities or arising from our substantial leverage.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash, cash equivalents and short-term investment balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2005. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the years ended December 31, 2004, 2003 and 2002, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	December 31, 2004	December 31, 2003(2)	December 31, 2002(1)
Net loss	$(123.7)	$(166.7)	$(141.9)
Increase (decrease):
Depreciation and amortization	102.1	127.8	148.0
Interest expense	101.2	151.1	152.5
Interest income	(2.2)	(2.0)	(2.4)
Income tax provision	7.4	7.7	9.5

EBITDA	84.8	117.9	165.7
Increase (decrease):
Interest expense	(101.2)	(151.1)	(152.5)
Interest income	2.2	2.0	2.4
Income tax provision	(7.4)	(7.7)	(9.5)
Loss (gain) on sale or disposal of fixed assets	12.8	(2.8)	(1.0)
Non-cash portion of loss on debt prepayment	45.7	6.1	6.5
Amortization of debt issuance costs and debt discount	7.3	8.7	8.1
Provision for excess inventories	11.1	13.0	16.0
Cumulative effect of accounting change	—	21.5	—
Non-cash impairment write-down of property, plant and equipment	3.3	30.7	12.4
Non-cash impairment of other long-lived assets	—	25.1	—
Non-cash interest on junior subordinated note payable	14.3	13.0	11.7
Deferred income taxes	3.5	0.3	7.1
Stock compensation expense	0.2	0.1	4.5
Other	3.4	3.4	4.0
Changes in operating assets and liabilities	(41.6)	(34.5)	(29.0)

Net cash provided by operating activities	$38.4	$45.7	$46.4

(1)	Amounts have been revised from those previously reported to reflect the consolidation of our majority-owned investment in Leshan-Phoenix Semiconductor based on recent guidance from the Financial Accounting Standards Board.
(2)	Includes the cumulative effect of the accounting change of $21.5 million relating to actuarial gains and losses associated with our defined benefit pension obligations effective January 1, 2003.

As a result of the improved operating performance we generated positive EBITDA for 2002, 2003 and 2004. EBITDA for 2002 was $165.7 million primarily as a result of our normal operations and included $27.7 million of restructuring, asset impairments and other charges, net and $6.5 million of loss on debt prepayment. EBITDA for 2003 declined to $117.9 million, primarily as a result of the restructuring, asset impairment and other, net charges in 2003 that were $33.5 million higher than those in 2002 and a cumulative effect of accounting change of $21.5 million in 2003. EBITDA for 2004 declined to $84.8 million primarily as a result of the charges associated with our previously described debt refinancings partially offset by improved operating performance.

As discussed in Note 7 “Long-Term Debt” to our audited consolidated financial statements included elsewhere in this report, our debt covenants require us to maintain minimum adjusted EBITDA levels, as defined under the documents for our senior bank facilities. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $211.9 million at December 31, 2004, and has fluctuated between $196.5 million and $270.2 million over the last eight quarter-ends.

The components of our working capital at December 31, 2004 and 2003 are set forth below (in millions), followed by explanations for changes between 2003 and 2004 for cash, cash equivalents and short-term investments and any other changes greater than $5 million:

	December 31,
	2004	2003	Change
Current Assets
Cash, cash equivalents and short-term investments	$185.7	$186.6	$(0.9)
Receivables, net	131.5	136.1	(4.6)
Inventories, net	193.4	171.6	21.8
Other current assets	23.6	25.9	(2.3)
Deferred income taxes	2.8	2.7	0.1

Total current assets	537.0	522.9	14.1

Current Liabilities
Accounts payable	$104.4	115.7	(11.3)
Accrued expenses	100.4	93.0	7.4
Income taxes payable	2.4	1.7	0.7
Accrued interest	1.2	25.3	(24.1)
Deferred income on sales to distributors	96.7	66.2	30.5
Current portion of long-term debt	20.0	11.4	8.6

Total current liabilities	325.1	313.3	11.8

Net working capital	$211.9	$209.6	$2.3

Cash, cash equivalents and short-term investment activity for the year was attributed to cash flows from operations of approximately $38 million and cash flow provided by financing activities of approximately $31 million offset by cash used in investing activities, excluding short-term investment activity, of $71 million that were primarily attributable to capital expenditures (See “Key Financing Events” below).

The increase of $21.8 million in inventory is attributable to a build up of inventory due to an increased demand forecast. Based on the outlook for the first quarter of 2005, we anticipate relatively flat inventory levels at the end of the first quarter of 2005.

The decrease of $11.3 million in accounts payable was mainly a result of the timing of payments at the respective year ends. In general, any growth in the semiconductor market could cause decreased payment terms as we compete with other semiconductor manufacturers for access to production materials.

Accrued expenses increase of $7.4 million was attributable a net increase of $9.6 million in the US pension liability due to the expected funding to occur in 2005, offset by a $4.6 million decrease in the interest rate swap as the expiration of the swap occurred in December 2004, with the remainder attributable to net changes in sales and other miscellaneous accruals.

Accrued interest decreased $24.1 million due to cash interest expense (excluding debt discounts, closing cost and amortization interest expense on the junior subordinated note) of approximately $73.0 million offset by interest payments in the period of approximately $97.1 million. The decrease is caused by the timing of interest payments and the completed redemptions of the first-lien, second-lien and senior subordinated notes that occurred by the end of the year.

Deferred income on sales to distributors increased $30.5 million as a result of increased inventory levels at distributors, and increased gross profit stemming from lower manufacturing costs and slightly higher prices.

The increase in the current portion of long-term debt relates to effects of our December 2004 refinancing of our senior bank facilities described below.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to efficiently utilize our existing manufacturing assets and supply arrangements more efficiently. Accordingly, we have reduced our capital expenditures during 2002 and 2003. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $81.8 million, $59.8 million and $40.5 million in 2004, 2003, and 2002, respectively. During 2003, there was an excess supply of used semiconductor production equipment in the marketplace, and we were able to purchase additional equipment at discounted prices. We will continue to look for opportunities to make similar strategic purchases in the future as we plan to invest approximately $60 million to $65 million in 2005 for additional capacity. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and other miscellaneous liabilities. Generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 12 “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

Set forth below is a summary of the key financing events affecting our capital structure during the last three years.

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts under our senior bank facilities, which contain an EBITDA (as defined for such facilities) covenant with which we were in compliance as of December 31, 2004.

During 2002 and the first half of 2003, we completed two debt refinancing transactions and further amended our senior bank facilities in connection therewith to extend a portion of our debt maturities, reduce the supplemental interest associated with our 2001 bank amendment and make the related financial covenants less restrictive on the whole. We issued $300 million principal amount of second-lien senior secured notes due 2008 and $200 million principal amount of first-lien senior secured notes due 2010, the net proceeds of which were used to prepay a portion of our senior bank facilities. We incurred $22.7 million of offering expenses and increased our weighted average cost of borrowing as a result. In addition, as part of the related amendments to our senior bank facilities, we converted $62.5 million of our $125 million revolving facility into a new term loan facility.

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

In November 2003, we further amended our senior bank facilities to, among other things, reduce the interest rate on our outstanding term loans by 0.75%. In November 2003, we exercised our option to extend the maturity of our $20.0 million loan facility with a Chinese bank for an additional three years under the same terms and conditions. In December 2003, we prepaid approximately $48.0 million of loans under our senior bank facilities with the proceeds from a new loan facility with a separate Chinese bank that bears interest at the London Interbank Offered Rate, or LIBOR, plus 1.5%.

In the first quarter of 2004, we used a portion of the net proceeds of the sale of approximately 34.4 million shares of our common stock at a public offering price of $6.98 per share to redeem $70 million principal amount of our first-lien senior secured notes due 2010 and $105 million principal amount of our second-lien senior secured notes due 2008 at a redemption price of 112% of the principal amount of such notes plus accrued and unpaid interest to the redemption date. In connection with these prepayments we incurred $21.0 million of premium payments. The remaining proceeds were used for general corporate purposes including the repayment of indebtedness. In connection with the offering we further amended our senior bank facilities to permit us to use the proceeds of such offering within 270 days of completion to purchase, redeem or retire a portion of our senior subordinated notes due 2009 and our first-lien senior secured notes and second-lien senior secured notes.

In April 2004, we issued $260.0 million of zero coupon convertible senior subordinated notes and used the proceeds and cash and cash equivalents to repay $260.0 million of our senior subordinated notes during the second and third quarters of 2004. We also further amended our senior bank facilities. See “April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes” below.

In December 2004, we refinanced the term loan under our senior bank facilities and increased our total term borrowings to $645.5 million. Proceeds from the refinancing were used to prepay the remaining $130.0 million principal outstanding of the first-lien senior secured notes due 2010 and $195.0 million principal outstanding of the second-lien senior secured notes due 2008. In connection with theses prepayments we incurred $67.2 million of premium payments.

The details of each of these financing events are outlined below.

May 2002 Issuance of Second-Lien Senior Secured Notes and Amendment to Senior Bank Facilities

On May 6, 2002 we issued $300.0 million principal amount of second-lien senior secured notes due 2008. The second-lien senior secured notes were issued at a price of 96.902% of par and had a maturity date of May 15, 2008. The second-lien senior secured notes initially accrued interest at a rate of 12% per annum. Commencing February 6, 2003, the second-lien senior secured notes began accruing interest at a rate of 13% per annum. In connection with the offering of second-lien senior secured notes, we amended our senior bank facilities to, among other things, permit the issuance of the second-lien senior secured notes, make certain of the financial ratio maintenance requirements thereunder less restrictive and impose minimum EBITDA and cash requirements. (See Note 7 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.) We used $278.6 million of net cash proceeds from the sale of the second-lien senior secured notes to prepay a portion of our senior bank facilities.

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

March 2003 Issuance of First-Lien Senior Secured Notes and Amendment to Senior Bank Facilities

On March 3, 2003, we issued $200.0 million aggregate principal amount of first-lien senior secured notes due 2010. The first-lien senior secured notes were issued at a price of 95.467% of par, bore interest at a rate of 12% per annum, payable semi-annually in cash, and had a maturity date of March 15, 2010.

In connection with the offering of the first-lien senior secured notes, we further amended our senior bank facilities to, among other things:

•	permit the issuance of the first-lien senior secured notes;

•	remove the requirement that we maintain certain minimum interest expense coverage ratios and do not exceed certain maximum leverage ratios;

•	reduce to $140.0 million our minimum EBITDA requirement for any four consecutive fiscal quarters;

•	reduce our permitted capital expenditures to $100.0 million per year (subject to certain increases for improved financial performance and carryovers from prior periods);

•	permit the redemption of up to 35% of the senior secured first lien notes out of the net proceeds of equity offerings; and

•	convert $62.5 million of the outstanding loans under our revolving credit facility into a new tranche of term loans.

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

September 2003 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On September 23, 2003, we issued approximately 37.0 million shares of our common stock at a public offering price of $4.50 per share. The net proceeds of the offering were $156.8 million after deducting the underwriters’ discount of $8.2 million and offering expenses of $1.4 million (after further evaluation we reversed the accrual for unpaid fees of $0.4 million in 2004, which resulted in net proceeds of $157.2 million). We used the net proceeds to prepay $152.7 million of our senior bank facilities and to fund $3.8 million of costs associated with our amendment to our senior bank facilities, as described below. In connection with this prepayment, we wrote off $2.5 million of debt issuance costs.

In connection with the offering, we amended our senior bank facilities to, among other things:

•	provide us with additional tranche D term loans under our senior bank facilities aggregating $100.0 million, the entire amount of which was borrowed simultaneously with the completion of offering;

•	permit us to apply the net proceeds from equity offerings by us or any of our subsidiaries (including the equity offering described above) and borrowings under the additional tranche D term loans to prepay scheduled principal installments of all term loan borrowings outstanding under our senior bank facilities in chronological order;

•	reduce from 75% to 50% the percentage of net proceeds from future equity offerings by us or any of our subsidiaries that are required to be applied to prepay term loan borrowings outstanding under our senior bank facilities; and

•	provide us with a new $25.0 million revolving facility that had a maturity date of August 4, 2006, that provides for the issuance of letters of credit in currencies other than U.S. dollars that are to be specified and that, in all other respects, has terms substantially similar to those of our then existing revolving facility.

The proceeds of the borrowing under the additional tranche D term loans (which were issued at a discount of $0.5 million) were used to prepay senior credit facility borrowings as described above. Excluding this discount, costs incurred in connection with this debt refinancing totaled $3.8 million, of which $0.4 million was attributable to third-party costs. Such third-party costs were expensed as incurred and included in loss on debt prepayment in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2003. The remaining $3.4 million of debt refinancing costs were included in other assets in our consolidated balance sheet and are being amortized using the effective interest method.

November 2003 Amendment to Senior Bank Facilities and Loan Repricing

In November 2003, we refinanced $368.5 million of term loans under our senior bank facilities. We replaced our tranche B, tranche C and tranche D term loan facilities under our senior bank facilities with a single new tranche E term loan facility with terms, other than the interest rate, that were identical to those of the tranche D term loan facility. The tranche E loan facility was to be due throughout 2006 and 2007, ending in 2007. We also reduced the interest rate on our term loans by 0.75% per annum. Costs incurred in connection with this refinancing totaled $1.0 million, of which $0.2 million was attributable to third party costs, which were expensed as incurred and included in loss on debt prepayment in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2003. The remaining $0.8 million of debt refinancing costs were included in other assets in our consolidated balance sheet and are being amortized using the effective interest method.

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

December 2003 Chinese Bank Loan

In December 2003, we prepaid approximately $48.0 million of the tranche E term loans under our senior bank facilities with the proceeds from a new loan provided to our joint venture in Leshan, China by the China Construction Bank. The original loan facility was comprised of two $24 million tranches. The first tranche has a 10-year term with scheduled principal payments through December 2013; the second tranche has a three-year term with a balloon payment due December 2006, which is extendible for an additional three years under certain circumstances. Each tranche bears interest at a rate of LIBOR plus 1.5% per annum, payable quarterly as compared to the then existing rate of LIBOR plus 3.25% under our senior bank facilities.

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, Texas Pacific Group, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $227.7 million after deducting the underwriters’ discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, which includes $0.2 million that were unpaid as of December 31, 2004 and $0.3 million of bank amendment fees that were paid as of December 31, 2004. We used a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first-lien senior secured notes and $105.0 million outstanding principal amount of our second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We used the remaining net proceeds for general corporate purposes. In connection with this redemption, we wrote off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by the selling stockholder.

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

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 we refinanced $320.5 million of loans under our senior bank facilities. We replaced our tranche E term loan facility with a new tranche F term loan facility, which bore interest at a base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility were to be due throughout 2008 and 2009, provided that, if we had not redeemed or repurchased our second-lien senior secured notes in full on or prior to November 15, 2007, the tranche F term loan facility would mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit us to use for general corporate purposes up to $30 million of the proceeds from the sale of the East Greenwich manufacturing facility;

•	subject to certain restrictions, permit us to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bore interest at a rate that was 0.50% per annum lower than the rate borne by the then existing revolving facility.

December 2004 Amendment to Senior Bank Facilities and Repurchase of Senior Secured Notes

In December 2004, we refinanced the term loans under our senior bank facilities and increased our total borrowings under these facilities to $645.5 million. We replaced $320.5 million of the tranche F term loan facility with $645.5 million of a tranche G term loan facility with terms, other than the interest rate and principal balance, that are largely identical to those of the tranche F term loan facility. Proceeds from the tranche G term loan facility were used to acquire $130.0 million principal outstanding of our first-lien senior secured notes due 2010 and $195.0 million principal outstanding of our second-lien senior secured notes due 2008. Principal payments under the tranche G term loan facility are paid quarterly at an annualized rate of 1% of the original principal balance, with the remaining principal due at maturity. The tranche G loan facility expires December 15, 2009, but can be extended to December 15, 2011; provided that the zero coupon convertible senior subordinated notes and the junior subordinated notes are redeemed by December 15, 2009 and December 15, 2010, respectively. We also increased the interest rate on our term loans by 0.25% per annum. Costs incurred in connection with this refinancing totaled $2.4 million, of which $1.9 million were expensed as incurred while the remaining $0.5 million of such costs were capitalized and are being amortized using the effective interest method.

As discussed above, in December 2004 we used proceeds from the refinancing of our senior bank facilities to repurchase and retire all of our outstanding first-lien senior secured notes (at a price of 123.5%) and second-lien senior secured notes (at a price of 118.8%). Also in connection with this debt repurchase, we wrote off $8.7 million of unamortized debt discounts, $10.9 million of debt issuance costs and expensed $0.2 million of third-party expenses in connection therewith.

Covenant Revisions in the Fourth Quarter of 2004

After meeting certain financial conditions during the fourth quarter of 2004, certain financial covenants were revised in our senior bank facilities to:

•	increase the maximum amount of sales, transfers and other dispositions of assets during any fiscal year to $50.0 million aggregate fair market value;

•	permit acquisitions of up to $50 million in equity interests of other companies;

•	increase the maximum amount of other investments to $100.0 million;

•	remove the minimum cash and cash equivalents requirement; and

•	allow payment of fees and expenses in cash to TPG in an aggregate amount not to exceed $2.0 million in any fiscal year.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2004 and 2003 (dollars in millions):

	December 31, 2004		December 31, 2003
	Interest Rate	Balance	Interest Rate	Balance
Senior Bank Facilities:
Tranche E due 2007, interest payable monthly, net of discount of $0.4	—%	$—	4.4375%	$320.1
Tranche G due 2005 through 2009, interest payable quarterly	5.5625	645.5	—	—
Revolver	—	—	—	—

		645.5		320.1
First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually, net of debt discount of $8.4		—		191.6

Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $7.4		—		292.6

12% Senior Subordinated Notes due 2009, interest payable semi-annually		—		260.0

Zero Coupon Convertible Senior Subordinated Notes due 2024		260.0		—

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity		154.2		139.9

2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually		21.1		24.3

Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 4.55% and 3.5%, respectively		20.0		20.0

Loan with a Chinese bank due 2004 through 2013 , interest payable quarterly at 4.25% and 2.7%, respectively		43.2		48.0

Capital lease obligations		7.8		6.4

		1,151.8		1,302.9
Less: Current maturities		(20.0)		(11.4)

		$1,131.8		$1,291.5

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

Semiconductor Components Industries, LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our senior bank facilities. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities. ON Semiconductor Corporation is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible senior subordinated notes due 2024. Our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantee the senior bank facilities or the notes.

As of December 31, 2004, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indenture relating to our zero coupon convertible senior subordinated notes. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indenture through December 31, 2005.

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

In addition, our senior bank facilities require that we maintain or achieve a minimum consolidated adjusted EBITDA, as defined. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

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

Accounting Changes

During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we no longer defer any actuarial gains or losses but recognize such gains and losses during the fourth quarter of each year, which is the period our annual pension plan actuarial valuations are prepared. We believe that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.11 per share, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in our consolidated statement of operations for 2003. The effect of the change in 2003 was to decrease the loss before cumulative effect of accounting change by $7.3 million or $0.04 per share, both before and after income taxes, and to increase the net loss by $14.2 million or $0.08 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

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

During the first quarter of 2002, we identified our various reporting units, which correspond with our four product lines, and allocated our assets and liabilities to such reporting units. The goodwill relating to the Cherry acquisition was specifically identified with and included in our power management and standard analog reporting unit. During the second quarter of 2002, we completed the first step of its transitional goodwill impairment test and determined that the estimated fair value of the power management and standard analog reporting unit as of January 1, 2002 exceeded the reporting unit’s carrying amount by a substantial amount. As a result, an impairment of the Cherry goodwill as of that date was not indicated. We updated our goodwill impairment analysis during the fourth quarter of 2003 and 2004 and determined that a related impairment did not exist.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 3 “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report contains a detailed summary of our significant accounting policies. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

Revenue.    We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances.

Effective January 1, 2001, we changed our revenue recognition policy for distributor sales so that the related revenues are now deferred until the distributor resells the product to the end user. This change eliminated the need to provide for estimated sales returns from distributors. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and cost of revenues when the distributor informs us that they have resold the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

Sales returns and allowances are estimated based on historical experience. Given that our revenues consist of a high volume of relatively similar products, our actual returns and allowances do not fluctuate significantly from period to period, and our returns and allowances provisions have historically been reasonably accurate.

Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred.

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

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2002, 2003 and 2004, no incremental domestic deferred tax benefits were recognized. As of December 31, 2004 and 2003, gross deferred tax assets were $695.1 million and $640.2 million, respectively, and the deferred tax asset valuation allowance was $694.6 million and $636.2 million, respectively. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Defined Benefit Plans.    We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. For example, as of December 31, 2004, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $2.8 million.

Convertible Redeemable Preferred Stock.    We account for the difference between the carrying amount of our convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as our stock price changes and as additional dividends accrue. Based on the average closing price of our common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for 2003 was $0.5 million. We also recognized an additional accretion charge of $1.8 million during the first quarter of 2004. However, due to declines in our stock price after the first quarter of 2004, the average closing price used in the accretion calculation at the end of each quarter was below the level that would result in accretion. The average closing price of our common stock over the last 30 trading days preceding December 31, 2004 was $4.215. Therefore, the previously recognized accretion charges shall be reversed on a straight-line basis through September 7, 2009, unless future increases to our stock price require further accretion. During 2004, previously recognized accretion charges of $0.3 million were reversed, resulting in net accretion charges of $1.5 million during 2004.

Contingencies.    We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached final consensuses on Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (Issue 03-6). Issue 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. Issue 03-6 is effective for fiscal periods beginning after March 31, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. While this pronouncement impacts our earnings per share calculation in periods of net income, we do not expect the adoption of Issue 03-6 to impact the Company’s financial condition or results of operations. See “Note 10: Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report on Form 10-K.

In April 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 129-1 “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure,

Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 interprets how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. FSP 129-1 requires disclosure of the significant terms of the conversion features of contingently convertible securities to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures should indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted EPS, and the reasons why or why not. See “Note 7: Long-Term Debt” and “Note 10: Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report on Form 10-K. FSP 129-1 also provides guidance on disclosures of information about derivative transactions entered into in connection with the issuance of contingently convertible securities. FSP 129-1 is effective April 9, 2004 and applies to all existing and newly created securities. Our adoption of FSP 129-1 did not impact the Company’s financial condition or results of operations.

In October 2004 the EITF reached final consensuses on Issue 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“Issue 04-8”). Issue 04-8 requires the dilutive effect of contingently convertible debt investments (“Co-Cos”) to be included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent feature) has been met. The scope of Issue 04-8 includes all securities issued with embedded contingently convertible features that are based on a market price contingency involving an entity’s own stock. Issue 04-8 is effective for fiscal periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. Our zero coupon convertible senior subordinated notes due 2024 that were issued in 2004 are contingently convertible and meet the scope of Issue 04-8. Due to a net loss for the year ended December 31, 2004, diluted earnings per share did not include 26.5 million shares from the assumed conversion of the zero coupon convertible senior subordinated notes, which were antidilutive. While this pronouncement impacts our earnings per share calculation, we do not expect the adoption of Issue 04-8 to impact our financial condition or results of operations. See “Note 10: Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report on Form 10-K.

In October 2004, the EITF reached final consensus on Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“Issue 04-10”). SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that an enterprise report separate information about each operating segment that (a) has been identified in accordance with paragraphs 10-15 of that Statement or that results from aggregating two or more of those segments in accordance with paragraph 17 of that Statement and (b) exceeds the quantitative thresholds in paragraph 18 of that Statement. If an operating segment does not meet one of the quantitative thresholds in paragraph 18, paragraph 19 permits an entity to combine information about that segment with other operating segments that do not meet the quantitative thresholds to produce a reportable segment only if the operating segments share a majority of the aggregation criteria listed in paragraph 17. Paragraph 17 of Statement 131 permits two or more operating segments to be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of Statement 131, if the segments have similar economic characteristics, and if the segments are similar in certain other areas. Issue 04-10 requires that operating segments that do not meet the quantitative thresholds be aggregated only if aggregation is consistent with the objective and basic principles of Statement 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of Statement 131. Issue 04-10 is effective for fiscal years ending after October 13, 2004. The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. While this pronouncement impacts our financial statement disclosures (see Note 18 “Segment Information”), the adoption of Issue 04-10 does not impact our financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .. .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and shall be applied prospectively. Our adoption of the provisions of SFAS No. 151 is not expected to impact our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R requires public entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; and requires the fair value of that award to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date. We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the third quarter of 2005, which we believe will be approximately $7.5 million for the second half of 2005, utilizing the current model and valuation assumptions and an assumed level of grants for the first half of 2005. However, we are evaluating alternative valuation models that may reduce the expected 2005 expense. The adoption of SFAS No. 123R’s fair value method will have an adverse impact on our results of operations, although it will have no impact on our overall financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — An amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. Our adoption of the provisions of SFAS No. 153 is not expected to impact our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. We do not intend to utilize the one-time favorable foreign dividend provision. Accordingly, we have not adjusted our income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings we may make.

Trends, Risks and Uncertainties

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below, our recent net losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular the description of trends, risks and uncertainties that is set forth below and similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Trends, Risks and Uncertainties Related to Our Business

We have experienced declines in revenues and operating losses, and we may experience additional declines in revenues and operating losses in the future.

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our revenues for 2004 were $1,266.9 million, compared to $1,069.1 million for 2003 and $1,093.7 million in 2002. We incurred net losses of $123.7 million, $166.7 million and $141.9 million in

2004, 2003 and 2002, respectively. Reduced end-user demand, continued price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience additional declines in revenue and operating losses in the future. In order to return to profitability, we must successfully implement our business plan, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand and pricing pressure in the markets our products address. We cannot assure you that we will be able to return to profitability or that we will be able to sustain our profitability, if achieved.

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

Our gross profit is dependent on a number of factors, including our level of capacity utilization.

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits. As a percentage of revenues, gross profit was 32.4% for 2004, compared to 28.1% for 2003 and 27.3% in 2002. Gross profit declined sequentially in the fourth quarter of 2002, the first quarter of 2003 and the third quarter of 2003, in each case as a result of pricing pressure. Increased competition and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions could adversely affect our business.

Between 2000 and the end of 2004, we implemented a number of cost reduction initiatives in response to the significant downturn in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. However, we cannot assure you that these cost reduction initiatives will, in and of themselves, return us to profitability.

We recorded restructuring charges of $19.6 million in 2004, $61.2 million in 2003 and $27.7 million in 2002 to cover costs associated with our cost reduction initiatives. These costs were primarily comprised of employee separation costs and asset impairments. The impact of these restructuring actions on our ability to compete effectively is subject to risks and uncertainties. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable factors that could adversely impact our profitability and business.

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

We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from our operations and sales of assets in the ordinary course of business, will be sufficient to meet our planned capital needs for the next twelve months. However, it is possible that we may need to raise additional capital to fund our future activities or to consummate acquisitions of other businesses, products or technologies. As of March 7, 2005, we have $10.2 million of borrowing capacity available under our revolving credit facility. Subject to the restrictions contained in our senior bank facilities and the indenture governing our zero coupon convertible senior subordinated notes, we may be able to raise these funds by selling securities to the public or selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets, or otherwise impair our ability to remain competitive.

We may be unable to make the substantial research and development investments required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. We are committed to maintaining spending on new product development in order to stay competitive in our markets. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive. The primary emphasis of our new product development is in the power management and standard analog and high frequency clock and data management solutions, with approximately 70% of our overall research and development investment targeted in these areas.

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

In 2002 and the first half of 2003, short customer lead times prevailed given the over-capacity in the industry. These and other factors adversely affected our revenues during these periods.

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

We compete in different product lines to various degrees on the basis of price, quality, technical performance, product features, product system compatibility, customized design, strategic relationships with customers, new product innovation, availability, delivery timing and reliability and customer sales and technical support. Gross profits in the industry vary by geographic region depending on local demand for the products in which semiconductors are used, such as personal computers, industrial and telecommunications equipment, consumer electronics and automotive goods. Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends.

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

Our capital expenditures were $81.8 million, $59.8 million and $40.5 million for 2004, 2003 and 2002, respectively. We may be required to increase our future capital expenditures to meet increased demand.

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

Product sales to our ten largest customers accounted in the aggregate for approximately 54%, 54% and 52% of our revenues in 2004, 2003 and 2002, respectively. Many of our customers operate in cyclical industries, and in the past we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects.

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

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. These contract manufacturers, including AIT, ASE, KEC, MagnaChip, Phenitec and PSI, accounted for approximately 28%, 26% and 30% of our manufacturing costs in

2004, 2003 and 2002, respectively. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship. Our operations could be adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect.

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

Approximately 28%, 56% and 16% of our revenues in 2004 and 30%, 52% and 18% of our revenues in 2003 were derived from the Americas, the Asia/Pacific region and Europe (including the Middle East), respectively. We maintain significant operations in Seremban, Malaysia; Carmona, the Philippines; Aizu, Japan; Leshan, China; Roznov, the Czech Republic; and Piestany, the Slovak Republic. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region.

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

Changes in stock option accounting rules may adversely impact our results of operations prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income (loss) of using the fair value recognition method. We have elected to apply APB 25 and accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123R, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. The guidance provides that employee stock options and employee stock purchase plan shares are included within the term “share-based compensation arrangements.” Public companies will be required to apply SFAS No. 123R as of the first interim or annual reporting period beginning after June 15, 2005. The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date. We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the third quarter of 2005, which we believe will be approximately $7.5 million for the second half of 2005, utilizing the current model and valuation assumptions and an assumed level of grants for the first half of 2005. However, our actual compensation expense could differ from the preceding estimate due to many factors including the possibility of us using an alternative valuation method. The adoption of SFAS No. 123R beginning in the third quarter of fiscal 2005 will have an adverse impact on our results of operations as we will be required to expense the fair value of our share-based compensation arrangements rather than disclosing the impact on results of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123. This could negatively impact our future common stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We use a significant amount of intellectual property in our business. Some of that intellectual property is currently subject to disputes with third parties, and litigation could arise in the future. If we are unable to protect the intellectual property we use, our business could be adversely affected.

We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies. Some of our products and technologies are not covered by any patents or pending patent applications and we cannot assure you that:

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

In July 2001, three stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our former officers, current and former directors and various investment banking firms who acted as underwriters in connection with our initial public offering in May 2000. In April 2002, the plaintiffs filed a consolidated, amended complaint that supercedes the individual complaints originally filed. The amended complaint generally alleges that our offering documents failed to disclose certain underwriting fees and commissions and underwriter tie-ins and other arrangements with certain customers of the underwriters that impacted the price of our common stock in the after-market. The plaintiffs are seeking unspecified damages. On July 15, 2002, together with other issuer defendants, we filed a collective motion to dismiss the class action lawsuit. On February 19, 2003, the Court dismissed claims brought against us under the antifraud provisions of the securities laws with prejudice. However, the Court denied the motion to dismiss claims brought under the registration provisions of the securities laws. In addition, the parties have stipulated to the voluntary dismissal without prejudice of claims brought against the current and former directors and officers who were named as individual defendants in the litigation. In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement. If this proposed settlement is ultimately approved by the Court, it would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims, with and without merit. We are involved in a variety of routine legal matters that arise in the normal course of business. These matters typically fall into the following broad categories: those involving suppliers and customers, employment and labor, and intellectual property. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, results of operations or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our financial position, results of operations or cash flows.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards including Section 404 of the Sarbanes-Oxely Act.

We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under Section 404 of the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of our internal controls over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. We have completed this Section 404 process for 2004, and in doing so we were required to hire additional personnel and use outside advisory services and as a result we incurred additional accounting and legal expenses. The results for 2004 indicate that our internal control over financial reporting was effective as of December 31, 2004; however, if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as specified by applicable Securities and Exchange Commission rules and regulations and/or other applicable standards, our common stock price and our business could be effected in a material adverse manner.

We do not expect that our internal control over financial reporting and more broadly our disclosure controls and procedures will prevent and/or detect all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, projections of any evaluation of effectiveness to future periods has risks, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Further, these sorts of controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

See Part II, Item 9A “Controls and Procedures” of this report for information on disclosure controls and procedures, control systems and internal control over financial reporting.

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

We are highly leveraged and have substantial debt service obligations. As of December 31, 2004, we had total long-term indebtedness of $1,151.8 million (including current maturities, but excluding unused commitments) and interest expense of $101.2 million for the year ended December 31, 2004. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

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

In addition, our senior bank facilities require that we maintain or achieve a minimum consolidated EBITDA. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our operating results and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default or, if we were required to repurchase any of our debt securities upon a change of control, that we would be able to refinance or restructure the payments on those debt securities. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. The terms of our financing agreements contain limitations on our ability to incur additional indebtedness. As of March 7, 2005, we have $10.2 million of borrowing capacity available under our revolving credit facility. On January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility becomes less than $2.5 million. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

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

As of March 7, 2005, the trading price of our common stock since our initial public offering has ranged from a high of $27.75 on May 1, 2000 to a low of $0.89 on October 4, 2002.

TPG, as our principal stockholder, controls our company, which will limit the ability of our other stockholders to influence the outcome of director elections and other matters submitted for a vote of the stockholders.

Affiliates of Texas Pacific Group own 111,858,369 shares of our common stock and 10,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock. As of March 7, 2005, these shares represented over 51% of the total voting power of our capital stock. As a result, Texas Pacific Group, through its affiliates, will be able to:

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

Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions:

•	create a board of directors with staggered terms;

•	permit only our board of directors or the chairman of our board of directors to call special meetings of stockholders;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	prohibit stockholder action by written consent;

•	authorize the issuance of “blank check” preferred stock, which is preferred stock with voting or other rights or preferences that could impede a takeover attempt and that our board of directors can create and issue without prior stockholder approval; and

•	require the approval by holders of at least 66 2/3% of our outstanding common stock to amend any of these provisions in our certificate of incorporation or bylaws.

Although we believe these provisions make a higher third-party bid more likely by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if an initial offer may be considered beneficial by some stockholders.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2004, our long-term debt (including current maturities) totaled $1,151.8 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $443.1 million. We do have interest rate exposure with respect to the $708.7 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps to reduce this exposure. As of December 31, 2004, we had interest rate swaps covering $420 million of our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

On January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility becomes less than $2.5 million.

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

Item 8.    Financial Statements and Supplementary Data

Our consolidated and combined Financial Statements of the Company listed in the index appearing under Part IV, Item 15(a)(1) of this report and the Financial Statement Schedules listed in the index appearing under Part IV, Item 15(a)(2) of this report are filed as part of this report and are incorporated herein by reference in this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions, “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” and “Section 16(a) Reporting Compliance” in our Proxy Statement for our May 18, 2005 Annual Meeting of Stockholders. Certain additional information concerning our executive officers as of March 7, 2005 is set forth below.

Name	Age	Position
Keith D. Jackson	49	President and Chief Executive Officer*
William Bradford	41	Senior Vice President, Sales and Marketing*
Donald Colvin	52	Senior Vice President, Chief Financial Officer and Treasurer*
William George	62	Senior Vice President, Operations*
George H. Cave	47	Senior Vice President, General Counsel, Chief Compliance & Ethics Officer and Secretary*
Peter Green	53	Senior Vice President, Integrated Power Group*
Larry Sims	47	Senior Vice President, Analog Products Group*

*	Executive Officers of both ON Semiconductor and Semiconductor Components Industries, LLC (“SCI, LLC”).

Keith D. Jackson.    Mr. Jackson was appointed our President and Chief Executive Officer of ON Semiconductor and SCI, LLC and became a Director of ON Semiconductor in November 2002. Mr. Jackson has over 30 years of semiconductor industry experience. Before joining our company, he served as Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Group, beginning in 1998, and more recently, was selected to head the Integrated Circuits Group for Fairchild Semiconductor Corp. From 1996 to 1998, he served as President and member of the Board of Directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held engineering positions at Texas Instruments, Incorporated from 1973 to 1986.

William Bradford.    Mr. Bradford joined ON Semiconductor and SCI, LLC as Senior Vice President of Sales and Marketing, effective March 2002. He came from Cypress Semiconductor Corporation, a provider of high-performance integrated circuits for network infrastructure and access equipment. At Cypress Mr. Bradford served as the Vice President — European Sales & Marketing from 2001, as Senior Director of North American Sales — East from 1997 to 2000, and as Southeast Area Sales Manager from 1995 to 1996. Mr. Bradford was a Technical Sales Representative for Texas Instruments, Semiconductor Group from 1986 to 1991.

Donald Colvin.    Mr. Colvin joined ON Semiconductor and SCI, LLC as the Senior Financial Director in March 2003. Effective April 2, 2003, he became the Senior Vice President, Chief Financial Officer and Treasurer. He came from Atmel Corporation, a manufacturer of advanced semiconductors, where he served as Vice President Finance and Chief Financial Officer, beginning in 1998. Mr. Colvin served as Chief Financial Officer of a subsidiary of Atmel from 1995-98. From 1985 to 1995, he held various positions with European Silicon Structures (ES2), most recently as Chief Financial Officer. He held various financial positions with Motorola Semiconductors Europe from 1977 to 1985. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland.

William George.    Dr. George has served as Senior Vice President of Operations for ON Semiconductor and SCI, LLC since August 1999. He served as Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Components Group from June 1997 until he assumed his current position. Prior to that time, Dr. George held several executive and management positions at Motorola, including Corporate Vice

President and Director of Manufacturing of Motorola’s Semiconductor Products Sector. From October 2003 until December 2004, Dr. George served as a Director of the Supervisory Board of Metron Technology N.V., a global provider of marketing, sales, manufacturing, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers in Europe, Asia and the United States. From 1991 to 1994, he served as Executive Vice President and Chief Operations Officer of Sematech, a consortium of leading semiconductor companies. He joined Motorola in 1968.

George H. Cave.    Mr. Cave has served as our General Counsel and Assistant Secretary for ON Semiconductor and SCI, LLC since August 1999. He was subsequently elected Secretary in March 2000 and Vice President in May 2000. In May 2003, Mr. Cave became a Senior Vice President, and in August 2004, he was named Chief Compliance & Ethics Officer. Before his tenure with ON Semiconductor and SCI, LLC, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for a period of five years.

Peter Green.    Mr. Green joined SCI, LLC as our Vice President and General Manager of the Integrated Power Devices Division in April 2004. In January 2005, Mr. Green assumed the position of Senior Vice President, Integrated Power Group for ON Semiconductor and SCI, LLC. Prior to joining us, Mr. Green worked for Intel Corporation for 21 years, where he held several management positions, most recently as General Manager of Intel’s Extended Computing Division. From 1977-1983, he was the Director of Marketing Programmable Products Division for Texas Instruments Corporation. From 1975 to 1977, Mr. Green was a Research Scientist Missile Guidance Systems for Plessey Allen Clark Research Center.

Larry Sims.    Mr. Sims joined SCI, LLC as our Vice President and General Manager of the Analog Products Division in April 2004. In January 2005, Mr. Sims assumed the position of Senior Vice President, Analog Products Group for ON Semiconductor and SCI, LLC. From 2002 to April 2004, Mr. Sims was the Principal for DMA Holdings, LLC, a consulting firm providing assistance with operations, sales, marketing and organizational design and effectiveness for pre-IPO Fortune 500 companies. From 1998 to 2001, he held management positions, most recently as Vice President General Manager Communication ICs, with Intersil Corporation, a design and manufacturing company for high performance analog semiconductors and a supplier of power management solutions for all computing platforms. From 1985 to 1997, Mr. Sims held various positions with Motorola Corporation including Vice President Director, Channel Development and Distribution Operations and Vice President Director, North American Sales. Prior to that time, he was District Sales Manager with National Semiconductor, and from 1979 – 1980 he worked for Electra Co, a Division of MascoCumberland/IN Corporation.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption “The Board of Directors and Corporate Governance — Code of Business Conduct” in our Proxy Statement for our May 18, 2005 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions, “The Board of Directors and Corporate Governance — Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Performance Graph — Stock Price Performance,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our May 18, 2005 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions “Principal Stockholders” and “Share Ownership of Directors and Officers” in our Proxy Statement for our May 18, 2005 Annual Meeting of Stockholders.

Information concerning equity compensation plans is incorporated by reference from the text under the caption “Equity Compensation Plan Table” in our Proxy Statement for our May 18, 2005 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions, “Compensation of Executive Officers” and “Relationships and Related Transactions” in our Proxy Statement for our May 18, 2005 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals — Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Related Fees” in our Proxy Statement for our May 18, 2005 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

(2) Consolidated Financial Statement Schedules:

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	147

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3) Exhibit Index:

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002 (incorporated by reference from Exhibit 3.1(a) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.2 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

Exhibit No.	Exhibit Description
4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1(b) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.2(b)	Certificate of Amendment to the Certificate of Designations of Series A Cumulative Convertible Preferred Stock of ON Semiconductor Stock (incorporated by reference from Exhibit 4.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.3	Specimen of Share Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.4	Purchase Agreement, dated as of August 4, 1999, SCG Holding Corporation, Semiconductor Components Industries, LLC, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.5	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.6	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.7	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.8	Warrant Agreement dated as of October 11, 2001, between ON Semiconductor Corporation and Bain & Company, Inc. (incorporated by reference from Exhibit 4.7 to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

4.9	Purchase Agreement dated as of March 31, 2004, ON Semiconductor Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. Lehman Brothers Inc. relating to $260,000,000 zero coupon convertible senior subordinated noted due 2024 (incorporated by reference from Exhibit 4.1 of First Quarter 2004 Form 10-Q filed with the Commission on May 10, 2004)

4.10	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.11	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

Exhibit No.	Exhibit Description
4.12	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.13	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.14	Certification dated August 31, 2004 from U.S. Bank National Association, as Trustee, under the Indenture dated as of August 4, 1999 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and the Trustee, regarding the satisfaction and discharge of the Indenture, and its release and cancellation (incorporated by reference from Exhibit 4.1 of Third Quarter 2004 Form 10-Q filed with the Commission on November 4, 2004)

4.15	Certification dated December 29, 2004 from Wells Fargo Bank, National Association, as Trustee, under the Indenture dated as of May 6, 2002 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and the Trustee, regarding the satisfaction and discharge of the Indenture, and its release and cancellation(1)

4.16	Certification dated December 29, 2004 from Wells Fargo Bank, National Association, as Trustee, under the Indenture dated as of March 3, 2003 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and the Trustee, regarding the satisfaction and discharge of the Indenture, and its release and cancellation(1)

10.1	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.6(a)	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.	Exhibit Description
10.6(b)	First Lease Amendment to Lease for 52nd Street property, dated April 19, 2000, between Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.14(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

10.7	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Separation Agreement, made as of November 21, 2002, by and among Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.19(c) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.8(b)	Amendment to Separation Agreement, dated as of February 25, 2003, by and between Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.19(d) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.9	Termination Agreement made as of January 29, 2002, between Michael Rohleder and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(a) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.10	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

10.11(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.11(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.11(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.11(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.12	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.13	Termination Agreement made as of May 3, 2002, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.5 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.14(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)

Exhibit No.	Exhibit Description
10.14(b)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.15(a)	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.15(b)	First Amendment to the ON Semiconductor Corporation (fka SCG Holding Corporation) Executive Deferred Compensation Plan, as previously amended, dated September 19, 2000 (incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-107895 filed with the Commission on August 12, 2003)(2)

10.15(c)	Second Amendment to the ON Semiconductor Amended and Restated Executive Deferred Compensation Plan effective January 1, 2002 (incorporated by reference from Exhibit 10.7 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.16	Junior Subordinated Note Due 2011 (incorporated by reference from Exhibit 10.24 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

10.17(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.17(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.17(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.17(d)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.17(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.17(f)	Performance Based Stock Option Agreement (Peter Green) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.17(g)	Performance Based Stock Option Agreement (Larry Sims) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.4 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.17(h)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.17(i)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.18	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

Exhibit No.	Exhibit Description
10.19	ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.20	Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.21	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.22	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.23(a)	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $20 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.23(b)	Letter for Loan Extension Application for a loan in an amount up to $20 million, dated November 5, 2003, from Leshan-Phoenix Semiconductor Co. Ltd. to ICBC, Leshan City Branch (incorporated by reference from Exhibit 10.32(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

10.23(c)	Loans Renewal Agreement between Leshan Phoenix Semiconductor Co. Ltd. and Industrial and Commercial Bank of China, Leshan City Branch for a loan in an amount up to $20 million, dated March 5, 2004 Branch (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

10.24(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.24(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.25	Separation Agreement, dated as of March 31, 2003, by and among John Kurtzweil, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.38(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.26(a)	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.26(b)	Amendment No. 1 to Employment Agreement for William Bradford, executed on March 20, 2003, by and between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.39(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.27	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on November 5, 2004 between SCG (China) Holding Corporation and Leshan Radio Company Ltd.(1)

10.28(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

Exhibit No.	Exhibit Description

10.28(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.29(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.54 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.29(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.30(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.55 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.30(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.31	Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.56 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.32	Employment Offer Letter dated March 14, 2003, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.57 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.33	Letter Agreement relating to the employment of Peter Zdebel, dated as of March 31, 2003, by and between Semiconductor Components Industries, LLC and Peter Zdebel (incorporated by reference from Exhibit 10.58 to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.34	Amendment and Restatement Agreement, dated as of December 23, 2004 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, and JPMorgan Chase Bank, N.A. as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of February 14, 2003 (as amended, supplemented and modified and in effect on the date hereof), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and the administrative agent(1)

Exhibit No.	Exhibit Description
10.35	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of December 23, 2004, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and syndication agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.34 hereto)(1)

10.36	Reaffirmation Agreement, dated as of December 23, 2004 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, N.A. as administrative agent, issuing bank and collateral agent for the benefit of the lenders(1)

10.37(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.37(b)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.37(c)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

14	ON Semiconductor Corporation Code of Business Conduct Branch (incorporated by reference from Exhibit 14 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

18	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles (incorporated by reference from Exhibit 18 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

(b) See Part IV, Item 15(a)(3) above.

(c) See Part IV, Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2005

ON SEMICONDUCTOR CORPORATION (Registrant)

By:	/s/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ DONALD COLVIN Donald Colvin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

* J. Daniel McCranie	Chairman of the Board of Directors	March 31, 2005

* Richard W. Boyce	Director	March 31, 2005

* Kevin Burns	Director	March 31, 2005

* Justin T. Chang	Director	March 31, 2005

* Curtis Crawford	Director	March 31, 2005

* Jerome N. Gregoire	Director	March 31, 2005

* Emmanuel T. Hernandez	Director	March 31, 2005

* John W. Marren	Director	March 31, 2005

*By: /s/ DONALD COLVIN Donald Colvin	Attorney in Fact	March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of ON Semiconductor Corporation:

We have completed an integrated audit of ON Semiconductor Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligation effective January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Phoenix, Arizona

March 30, 2005

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$105.7	$186.6
Short term investments	80.0	—
Receivables, net	131.5	136.1
Inventories, net	193.4	171.6
Other current assets	23.6	25.9
Deferred income taxes	2.8	2.7

Total current assets	537.0	522.9
Property, plant and equipment, net	472.0	499.1
Deferred income taxes	—	1.3
Goodwill	77.3	77.3
Other assets	23.8	63.9

Total assets	$1,110.1	$1,164.5

Liabilities, Minority Interests, Redeemable
Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable	$104.4	$115.7
Accrued expenses	100.4	93.0
Income taxes payable	2.4	1.7
Accrued interest	1.2	25.3
Deferred income on sales to distributors	96.7	66.2
Current portion of long-term debt	20.0	11.4

Total current liabilities	325.1	313.3
Long-term debt	1,131.8	1,291.5
Other long-term liabilities	32.2	58.2
Deferred income taxes	2.3	—

Total liabilities	1,491.4	1,663.0

Commitments and contingencies (See Note 15)	—	—

Minority interests in consolidated subsidiaries	25.4	26.4

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 10,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value — $130.0 and $131.7 (See Note 9)	131.1	119.7

Common stock ($0.01 par value, 500,000,000 shares authorized, 254,790,578 and 217,299,893 shares issued and outstanding)	2.5	2.2
Additional paid-in capital	1,116.0	891.3
Accumulated other comprehensive income (loss)	1.1	(4.4)
Accumulated deficit	(1,657.4)	(1,533.7)

Total stockholders’ equity (deficit)	(537.8)	(644.6)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ equity (deficit)	$1,110.1	$1,164.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$1,266.9	$1,069.1	$1,093.7
Cost of revenues	857.0	768.4	795.4

Gross profit	409.9	300.7	298.3

Operating expenses:
Research and development	94.4	85.5	81.5
Selling and marketing	73.8	63.0	61.2
General and administrative	72.2	69.2	89.2
Amortization of goodwill and intangibles	—	5.9	11.9
Restructuring, asset impairments and other, net	19.6	61.2	27.7

Total operating expenses	260.0	284.8	271.5

Operating income	149.9	15.9	26.8

Other income (expenses):
Interest expense	(101.2)	(151.1)	(152.5)
Interest income	2.2	2.0	2.4
Realized and unrealized foreign currency gains (losses)	(4.2)	4.6	0.2
Loss on debt prepayment	(159.7)	(7.7)	(6.5)

Other income (expenses), net	(262.9)	(152.2)	(156.4)

Loss before income taxes, minority interests and cumulative effect of accounting change	(113.0)	(136.3)	(129.6)
Income tax provision	(7.4)	(7.7)	(9.5)
Minority interests	(3.3)	(1.2)	(2.8)

Loss before cumulative effect of accounting change	(123.7)	(145.2)	(141.9)
Cumulative effect of accounting change (net of income taxes of $0 in 2003)	—	(21.5)	—

Net loss	(123.7)	(166.7)	(141.9)
Less: Accretion to redemption value of convertible redeemable preferred stock	(1.5)	(0.5)	—
Less: Convertible redeemable preferred stock dividends	(9.9)	(9.2)	(8.5)

Net loss applicable to common stock	$(135.1)	$(176.4)	$(150.4)

Loss per common share:
Basic:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.55)	$(0.83)	$(0.86)
Cumulative effect of accounting change	—	(0.11)	—

Net loss applicable to common stock	$(0.55)	$(0.94)	$(0.86)

Diluted:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.55)	$(0.83)	$(0.86)
Cumulative effect of accounting change	—	(0.11)	—

Net loss applicable to common stock	$(0.55)	$(0.94)	$(0.86)

Weighted average common shares outstanding:
Basic	247.8	187.4	175.6

Diluted	247.8	187.4	175.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	At Par Value
Balances at December 31, 2001	174,653,586	$1.7	$738.8	$(32.8)	$(1,225.1)	$(517.4)
Stock option exercises	757,185	0.1	1.1	—	—	1.2
Tax benefit of stock option exercises	—	—	0.1	—	—	0.1
Stock compensation expense	—	—	4.5	—	—	4.5
Redeemable preferred stock dividends	—	—	(8.5)	—	—	(8.5)
Shares issued under the employee stock purchase plan	1,029,129	—	1.4	—	—	1.4
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(141.9)	(141.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	2.3	—	2.3
Additional minimum pension liability	—	—	—	(5.8)	—	(5.8)
Unrealized losses on deferred compensation plan investments	—	—	—	(0.6)	—	(0.6)
Effects of cash flow hedges	—	—	—	2.6	—	2.6

Other comprehensive income (loss)				(1.5)	—	(1.5)

Comprehensive loss	—	—	—	—	—	(143.4)

Balances at December 31, 2002	176,439,900	1.8	737.4	(34.3)	(1,367.0)	(662.1)
Issuance of common stock, net of issuance costs	36,996,000	0.4	156.4	—	—	156.8
Stock option exercises	1,924,030	—	4.2	—	—	4.2
Tax benefit of stock option exercises	—	—	0.3	—	—	0.3
Stock compensation expense	—	—	0.1	—	—	0.1
Redeemable preferred stock dividends	—	—	(9.2)	—	—	(9.2)
Accretion to redemption value of convertible redeemable preferred stock	—	—	(0.5)	—	—	(0.5)
Shares issued under the employee stock purchase plan	689,963	—	1.2	—	—	1.2
Warrant exercises	1,250,000	—	1.4	—	—	1.4
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(166.7)	(166.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	3.7	—	3.7
Additional minimum pension liability adjustment	—	—	—	19.6	—	19.6
Unrealized losses on deferred compensation plan investments	—	—	—	(0.2)	—	(0.2)
Effects of cash flow hedges	—	—	—	6.8	—	6.8

Other comprehensive income (loss), net of tax:	—	—	—	29.9	—	29.9

Comprehensive loss	—	—	—	—	—	(136.8)

Balances at December 31, 2003	217,299,893	2.2	891.3	(4.4)	(1,533.7)	(644.6)
Issuance of common stock, net of issuance costs	34,368,936	0.3	228.1	—	—	228.4
Stock option exercises	2,576,911	—	5.9	—	—	5.9
Stock compensation expense	—	—	0.2	—	—	0.2
Redeemable preferred stock dividends	—	—	(9.9)	—	—	(9.9)
Accretion to redemption value of convertible redeemable preferred stock	—	—	(1.5)	—	—	(1.5)
Shares issued under the employee stock purchase plan	544,838	—	1.9	—	—	1.9
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(123.7)	(123.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	0.5	—	0.5
Unrealized losses on deferred compensation plan investments	—	—	—	0.2	—	0.2
Effects of cash flow hedges	—	—	—	4.8	—	4.8

Other comprehensive income (loss), net of tax:	—	—	—	5.5	—	5.5

Comprehensive loss	—	—	—	—	—	(118.2)

Balances at December 31, 2004	254,790,578	$2.5	$1,116.0	$1.1	$(1,657.4)	$(537.8)

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(123.7)	$(166.7)	$(141.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102.1	127.8	148.0
Cumulative effect of accounting change	—	21.5	—
(Gain) loss on sale and disposal of fixed assets	12.8	(2.8)	(1.0)
Non-cash portion of loss on debt prepayment	45.7	6.1	6.5
Amortization of debt issuance costs and debt discount	7.3	8.7	8.1
Provision for excess inventories	11.1	13.0	16.0
Non-cash impairment of property, plant and equipment	3.3	30.7	12.4
Non-cash impairment of intangible and other assets	—	25.1	—
Non-cash interest on junior subordinated note payable	14.3	13.0	11.7
Deferred income taxes	3.5	0.3	7.1
Stock compensation expense	0.2	0.1	4.5
Other	3.4	3.4	4.0
Changes in assets and liabilities:
Receivables	4.8	(20.8)	22.4
Inventories	(32.9)	(21.0)	6.4
Other assets	2.2	5.2	2.9
Accounts payable	(11.1)	41.3	(35.9)
Accrued expenses	(1.0)	(14.8)	(6.0)
Income taxes payable	0.7	(0.1)	(11.2)
Accrued interest	(24.1)	(18.3)	19.8
Deferred income on sales to distributors	30.5	(4.6)	(28.6)
Other long-term liabilities	(10.7)	(1.4)	1.2

Net cash provided by operating activities	38.4	45.7	46.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(81.8)	(59.8)	(40.5)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	6.4	(6.8)	—
Purchases of held-to-maturity securities	(40.8)	—	—
Purchases of available-for-sale securities	(261.9)	—	—
Proceeds from sales of held-to-maturity securities	8.8	—	—
Proceeds from sales of available-for-sale securities	214.3	—	—
Proceeds from sales of property, plant and equipment	4.4	13.2	4.5
Other	—	(1.8)	—

Net cash used in investing activities	(150.6)	(55.2)	(36.0)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount	905.5	338.4	290.7
Proceeds from issuance of common stock under the employee stock purchase plan	1.9	1.2	1.4
Proceeds from exercise of stock options and warrants	5.9	5.6	1.2
Dividend to minority shareholder of consolidated subsidiary	(4.2)	—	—
Proceeds from issuance of common stock, net of issuance costs	228.2	157.2	—
Payment of capital lease obligation	(6.2)	(0.2)	(1.1)
Payment of debt issuance costs	(11.0)	(15.3)	(12.1)
Repayment of long-term debt	(1,088.7)	(482.5)	(287.1)

Net cash provided by (used in) financing activities	31.4	4.4	(7.0)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.3	1.0

Net increase (decrease) in cash and cash equivalents	(80.9)	(3.8)	4.4
Cash and cash equivalents, beginning of period	186.6	190.4	186.0

Cash and cash equivalents, end of period	$105.7	$186.6	$190.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is a global supplier of power and data management semiconductors and standard semiconductor components. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., the Company was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “Recapitalization”). The Company continues to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector.

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

Note 2:    Liquidity

During the year ended December 31, 2004, the Company incurred a net loss of $123.7 million compared to net losses of $166.7 million and $141.9 million in 2003 and 2002, respectively. The Company’s 2004, 2003 and 2002 net results included restructuring, asset impairments and other, net of $19.6 million, $61.2 million and $27.7 million, respectively, and loss on debt prepayment of $159.7 million, $7.7 million and $6.5 million, respectively, as well as interest expense of $101.2 million $151.1 million and $152.5 million, respectively. The Company’s operating activities provided cash of $38.4 million in 2004 and $45.7 million in 2003 and $46.4 million in 2002.

At December 31, 2004, the Company had $105.7 million in cash and cash equivalents, $80.0 million in short term investments, net working capital of $211.9 million, term or revolving debt of $1,151.8 million and a stockholders’ deficit of $537.8 million. The Company’s long-term debt includes $645.5 million under its senior bank facilities; $260.0 million of zero coupon convertible senior subordinated notes due 2024; $154.2 million under a 10% junior subordinated note due 2011; $43.2 million under a loan facility with a Chinese bank due 2004 through 2013; $21.1 million under a note payable to a Japanese bank due 2005 through 2010; $20.0 million under a loan facility with a Chinese bank due 2006 through 2007; and $7.8 million under capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements at December 31, 2004 and expects to remain in compliance over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash, cash equivalent and short-term investment balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2005. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 3:    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All intercompany accounts and transactions have been eliminated.

In the second quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as amended December 2003 (“FIN No. 46”). FIN No. 46 requires that certain variable interest entities (“VIE’s”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The Company determined that its investment in Leshan-Phoenix Semiconductor Company Limited (“Leshan”) meets the definition of a VIE and that the Company is the primary beneficiary; therefore, the investment in Leshan should be consolidated under FIN No. 46. The Company had previously accounted for its investment in Leshan using the equity method. While consolidation of the Company’s investment in Leshan did not impact the previously reported net income (loss) or stockholders’ equity (deficit), financial information of prior periods has been revised for comparative purposes as allowed by FIN No. 46.

Reclassifications

Certain amounts have been reclassified to conform with the current year presentation. These reclassifications did not impact the previously reported net income (loss) or stockholders’ equity (deficit).

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, restructuring charges and pension obligations; the fair values of stock options and of financial instruments (including derivative financial instruments); future cash flows associated with long-lived assets. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Short-Term Investments

Short-term investments have an original maturity between three months and one year and a remaining maturity of less than 1 year, with the exception of auction rate securities which have a maturity of greater than 5 years, and are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

component of accumulated other comprehensive income. When a decline in fair value is determined to be other than temporary, unrealized losses on available-for-sale securities are charged against net earnings. Realized gains and losses are accounted for on the specific identification method. Short-term investments classified as held-to-maturity and available-for-sale as of December 31, 2004 were as follows (in millions):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments
Held-to-maturity
Municipal bonds	$1.0	$—	$—	$1.0
Corporate bonds	11.8	—	—	11.8
U.S. Government agencies	19.6	—	(0.1)	19.5

	32.4	—	(0.1)	32.3
Available-for-sale
Auction-rate securities	47.6	—	—	47.6

	$80.0	$—	$(0.1)	$79.9

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-40 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods. A majority of the machinery and equipment currently in use is depreciated on a straight-line basis over a useful life of 5 years. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry). The Cherry

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

goodwill was being amortized on a straight-line basis over its estimated useful life of ten years until January 1, 2002 when the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” The Company also acquired another intangible asset in the Cherry acquisition that was being amortized on a straight-line basis over its estimated useful life. In the second quarter of 2003, that intangible asset was determined to be impaired and was written-off. See Note 5 “Restructuring, Asset Impairments and Other, net”.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 7 “Long-Term Debt” Loss on Debt Prepayment). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $8.9 million and $34.7 million at December 31, 2004 and 2003, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers, and distributors. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the end customer net of provisions for related sales returns and allowances. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor informs the Company that they have resold the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days. Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock Based Compensation” (“SFAS No. 123”). The Company measures compensation expense relating to non-employee stock awards in accordance with SFAS No. 123.

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for 2004, 2003, and 2002 would have been increased to the pro forma amounts indicated below (in millions except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(123.7)	$(166.7)	$(141.9)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.2	0.1	4.5
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(17.9)	(15.1)	(14.5)

Pro-forma net loss	(141.4)	(181.7)	(151.9)
Less: Accretion to redemption value of convertible redeemable preferred stock	(1.5)	(0.5)	—
Less: Convertible redeemable preferred stock dividends	(9.9)	(9.2)	(8.5)

Net loss applicable to common stock	$(152.8)	$(191.4)	$(160.4)

Loss per share:
Basic — as reported	$(0.55)	$(0.94)	$(0.86)
Basic — pro-forma	$(0.62)	$(1.02)	$(0.91)
Diluted — as reported	$(0.55)	$(0.94)	$(0.86)
Diluted — pro-forma	$(0.62)	$(1.02)	$(0.91)

The fair value of each option grant has been estimated at the date of grant while the fair value of the discount on the shares sold under the ON Semiconductor 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee Stock Options	2004	2003	2002
Expected life (in years)	5	5	5
Risk-free interest rate	3.29%	3.07%	4.15%
Volatility	0.70	0.78	0.70

Employee Stock Purchase Plan	2004	2003	2002
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	1.27%	1.07%	1.71%
Volatility	0.65	0.83	0.70

The weighted-average estimated fair value of employee stock options granted during 2004, 2003 and 2002 was $3.88, $1.50 and $1.91 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2004, 2003 and 2002 was $1.32, $0.62 and $0.60, respectively. See “Recent Accounting Pronouncements,” below for further discussion on stock-based employee compensation.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

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

The Company does not intend to utilize the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004.

Foreign Currencies

Most of the Company’s foreign subsidiaries conduct business primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities in foreign currencies that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets in foreign currencies are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions.

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity (deficit).

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

Convertible Redeemable Preferred Stock

The Company accounts for the difference between the carrying amount of its convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

carrying amount will equal the redemption value at the earliest available redemption date. The periodic accretion amount changes as the Company’s stock price changes and as additional dividends accrue. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for 2003 was $0.5 million. The Company also recognized an additional accretion charge of $1.8 million during the first quarter of 2004. However, due to declines in the Company’s stock price after the first quarter of 2004, the average closing price used in the accretion calculation at the end of each quarter was below the level that would result in accretion. The average closing price of the Company’s common stock over the last 30 trading days preceding December 31, 2004 was $4.215. Therefore, the previously recognized accretion charges shall be reversed on a straight-line basis through September 7, 2009, unless future increases to the Company’s stock price require further accretion. During 2004, previously recognized accretion charges of $0.3 million were reversed, resulting in net accretion charges of $1.5 million during 2004.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“Issue 03-6”). Issue 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock, which securities entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. Issue 03-6 is effective for fiscal periods beginning after March 31, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. While this pronouncement impacts the Company’s earnings per share calculation in periods of net income, the Company does not expect the adoption of Issue 03-6 to impact its financial condition or results of operations. See “Note 10: Common Stock”.

In April 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 129-1 “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 interprets how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. FSP 129-1 requires disclosure of the significant terms of the conversion features of contingently convertible securities to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures should indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted EPS, and the reasons why or why not. See “Note 7: Long-Term Debt” and “Note 10: Common Stock” for the required disclosures. FSP 129-1 also provides guidance on disclosures of information about derivative transactions entered into in connection with the issuance of contingently convertible securities. FSP 129-1 is effective April 9, 2004 and applies to all existing and newly created securities. The Company’s adoption of FSP 129-1 did not impact its financial condition or results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In October 2004 the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“Issue 04-8”). Issue 04-8 requires the dilutive effect of contingently convertible debt (“Co-Cos”) to be included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent features) has been met. The scope of Issue 04-8 includes all securities issued with embedded contingently convertible features that are based on a market price contingency involving an entity’s own stock. Issue 04-8 is effective for fiscal periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. The Company’s zero coupon convertible senior subordinated notes due 2024 that were issued in 2004 are contingently convertible and meet the scope of Issue 04-8. Due to a net loss for the year ended December 31, 2004, diluted earnings per share did not include 26.5 million shares from the assumed conversion of the zero coupon convertible senior subordinated notes, which were antidilutive. While this pronouncement impacts the Company’s earnings per share calculation, the Company does not expect the adoption of Issue 04-8 to impact its financial condition or results of operations. See “Note 10: Common Stock”.

In October 2004, the EITF reached final consensus on Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“Issue 04-10”). SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that an enterprise report separate information about each operating segment that (a) has been identified in accordance with paragraphs 10-15 of that Statement or that results from aggregating two or more of those segments in accordance with paragraph 17 of that Statement and (b) exceeds the quantitative thresholds in paragraph 18 of that Statement. If an operating segment does not meet one of the quantitative thresholds in paragraph 18, paragraph 19 permits an entity to combine information about that segment with other operating segments that do not meet the quantitative thresholds to produce a reportable segment only if the operating segments share a majority of the aggregation criteria listed in paragraph 17. Paragraph 17 of Statement 131 permits two or more operating segments to be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of Statement 131, if the segments have similar economic characteristics, and if the segments are similar in certain other areas. Issue 04-10 requires that operating segments that do not meet the quantitative thresholds be aggregated only if aggregation is consistent with the objective and basic principles of Statement 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of Statement 131. Issue 04-10 is effective for fiscal years ending after October 13, 2004. The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. While this pronouncement impacts the Company’s financial statement disclosures (see Note 18 “Segment Information”), the adoption of Issue 04-10 does not impact its financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

years beginning after June 15, 2005 and shall be applied prospectively. The Company’s adoption of the provisions of SFAS No. 151 is not expected to impact its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R also supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123 R requires public entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; and requires the fair value of that award to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date. The Company plans to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the third quarter of 2005, which will be determined utilizing the current model and valuation assumptions. The Company is evaluating alternative valuation models that may impact the expected 2005 expense. The adoption of SFAS No. 123R’s fair value method will have an adverse impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — An amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company’s adoption of the provisions of SFAS No. 153 is not expected to impact its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. The Company does not intend to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

utilize the one-time favorable foreign dividend provision and intends to complete the analysis by the end of fiscal 2005. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

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

The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million or $0.11 per share, both before and after income taxes, and has been reflected as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2003. The effect of the change in 2003 was to decrease the loss before cumulative effect of accounting change by $7.3 million or $0.04 per share, both before and after income taxes, and to increase the net loss by $14.2 million or $0.08 per share, both before and after income taxes. Absent the accounting change, the $21.5 million of net unrecognized actuarial losses at December 31, 2002 would have been recognized as an operating expense in future periods.

The estimated pro forma effects of the accounting change on the Company’s results of operations for the year ended December 31, 2002 were as follows (in millions, except share data):

Year Ended December 31, 2002
As reported:
Net loss before cumulative effect of accounting change	$(141.9)
Net loss	$(141.9)
Basic net loss before cumulative effect of accounting change per share	$(0.86)
Basic net loss per share	$(0.86)
Diluted net loss before cumulative effect of accounting change per share	$(0.86)
Diluted net loss per share	$(0.86)

Pro forma amounts reflecting the accounting change applied retroactively:
Net loss before cumulative effect of accounting change	$(146.3)
Net loss	$(146.3)
Basic net loss per share before cumulative effect of accounting change	$(0.88)
Basic net loss per share	$(0.88)
Diluted net loss per share before cumulative effect of accounting change	$(0.88)
Diluted net loss per share	$(0.88)

Variable Interest Entities

In the second quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as amended December 2003 (“FIN No. 46”). FIN No. 46 requires that certain variable interest entities (“VIE’s”) be

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The Company determined that its investment in Leshan-Phoenix Semiconductor Company Limited (“Leshan”) meets the definition of a VIE and that it is the primary beneficiary of this VIE; therefore, its investment in Leshan should be consolidated under FIN No. 46. The Company had previously accounted for our investment in Leshan using the equity method. While consolidation of the investment in Leshan did not impact the Company’s previously reported net income (loss) or stockholders’ equity (deficit), financial information of prior periods has been revised for comparative purposes as allowed by FIN No. 46.

Note 5:    Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31 2003	2004 Charges	2004 Usage	2004 Adjustments	Reserve Balance at December 31 2004
December 2004
Cash exit costs	$—	$1.9	$(0.2)	$—	$1.7

June 2004
Cash employee separation charges	—	1.5	(1.5)	—	—

March 2004
Cash employee separation charges	—	0.3	(0.3)	—	—
Cash exit costs	—	0.1	(0.1)	—	—
Loss on sale of fixed assets	—	12.0	(12.0)	—	—

	—				—

December 2003
Cash employee separation charges	5.2	1.8	(3.4)	0.2	3.8
Cash exit costs	0.4	0.5	(0.6)	—	0.3
Non-cash impairment of property, plant and equipment	—	3.3	(3.3)	—	—

	5.6				4.1

September 2003
Cash employee separation charges	0.5	—	(0.4)	(0.1)	—

December 2002
Cash employee separations charges	3.1	—	(1.5)	(1.2)	0.4
Cash exit costs	0.7	—	(0.1)	(0.6)	—

	3.8				0.4

June 2002
Cash exit costs	2.5	—	—	—	2.5

March 2002
Cash employee separations charges	0.3	—	(0.2)	0.1	0.2

June 2001
Cash exit costs	0.4	—	—	(0.4)	—

	$13.1	$21.4	$(23.6)	$(2.0)	$8.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31 2002	2003 Charges	2003 Usage	2003 Adjustments	Reserve Balance at December 31 2003
December 2003
Cash employee separation charges	$—	$5.2	—	—	$5.2
Cash exit costs	—	0.4	—	—	0.4
Non-cash impairment of property, plant and equipment	—	20.2	(20.2)	—	—
Write-down of long-term receivable and investment	—	4.3	(4.3)	—	—

	—				5.6

September 2003
Cash employee separation charges	—	1.4	(0.9)	—	0.5

June 2003
Cash employee separation charges	—	0.4	(0.4)	—	—
Cash exit costs	—	1.4	(1.4)	—	—
Non-cash impairment of property, plant and equipment	—	10.5	(10.5)	—	—
Non-cash impairment of intangible asset	—	20.8	(20.8)	—	—
Write-down of investment	—	0.5	(0.5)	—	—

	—				—

December 2002
Cash employee separation charges	9.9	—	(6.7)	(0.1)	3.1
Cash exit costs	1.8	—	(1.1)	—	0.7

	11.7				3.8

June 2002
Cash employee separation charges	0.4	—	(0.4)	—	—
Cash exit costs	1.5	—	—	1.0	2.5

	1.9				2.5

March 2002
Cash employee separation charges	3.0	—	(2.8)	0.1	0.3

December 2001
Cash employee separation charges	0.1	—	—	(0.1)	—

June 2001
Cash exit costs	2.8	—	(2.2)	(0.2)	0.4

	$19.5	$65.1	$(72.2)	$0.7	$13.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31 2001	2002 Charges	2002 Usage	2002 Adjustments	Reserve Balance at December 31 2002
December 2002
Cash employee separations charges	$—	$10.1	$(0.2)	$—	$9.9
Cash exit costs	—	1.8	—	—	1.8
Non-cash impairment of property, plant and equipment	—	1.0	(1.0)	—	—

	—				11.7

June 2002
Cash employee separations charges	—	2.9	(2.5)	—	0.4
Cash exit costs	—	2.8	(1.3)	—	1.5
Non-cash impairment of property, plant and equipment	—	8.4	(8.4)	—	—
Non-cash stock compensation charges	—	1.0	(1.0)	—	—

	—				1.9

March 2002
Cash employee separations charges	—	7.0	(4.3)	0.3	3.0
Non-cash stock compensation charges	—	0.2	(0.2)	—	—

	—				3.0

December 2001
Cash employee separations charges	2.2	—	(2.1)	—	0.1

June 2001
Cash employee separations charges	6.8	—	(5.7)	(1.1)	—
Cash exit costs	10.0	—	(8.1)	0.9	2.8

	16.8				2.8

March 2001
Cash employee separations charges	0.8	—	(0.7)	(0.1)	—

	$19.8	$35.2	$(35.5)	$—	$19.5

As of December 31, 2004, the reserve balance of $8.9 million was comprised of employee severance charges of $4.4 million and exit costs of $4.5 million, which consisted of $4.2 million in contract termination charges and $0.3 million of facility closure and lease termination charges. A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the years ended December 31, 2004, 2003 and 2002, is as follows (in millions):

2004
2004 Charges	$21.4
Plus: charges related to the termination of an executive officer (June 2004)*	0.2
Less: net adjustments to reserves	(2.0)

$19.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2003
2003 Charges	$65.1
Less: gain on sale of Guadalajara facility*	(4.6)
Plus: net adjustments to reserves	0.7

$61.2

2002
2002 Charges	$35.2
Plus: charges related to Guadalajara (June 2001) and France (March 2002)	1.9
Plus: charges related to the termination of executive officers (December 2002)*	4.9
Less: Motorola settlement gain*	(12.4)
Less: reserves released during the period	(1.9)

$27.7

*	Not included in above tables

December 2004

In December 2004, the Company recorded $5.6 million in restructuring, asset impairment and other, net charges, which includes $3.3 million of asset impairments associated with the Company’s restructuring programs, $1.9 million of exit costs, and $0.4 million of employee separation charges.

The $3.3 million of asset impairments include $3.0 million associated with the East Greenwich, Rhode Island facility and $0.3 million associated the closure of the assembly and test operations in Roznov, Czech Republic. During 2004 the Company was unable to secure a buyer for the assets related to the closure of the East-Greenwich facility, as announced in December 2003 and discussed below. This, coupled with the postponement of the planned discontinuation of manufacturing activities at East Greenwich, triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges of $3.0 million associated with East Greenwich. The Company measured the amount of each asset impairment by comparing the carrying values of the respective assets to their related estimated fair values. The Company estimated future net cash flows for the period of continuing manufacturing activities (March 2005 for East Greenwich and December 2004 for Roznov) for each group of assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value.

The $1.9 million of exit costs include $1.9 million of contract termination costs incurred to terminate two information technology outsourcing agreements and $0.2 million related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003, as described below. Also in December 2004, the Company reversed $0.2 million of the exit costs reserve for lease terminations that was announced in December 2002, as described below. The remaining $1.7 million of contract termination costs is expected to be paid during the first quarter of 2005.

The employee separation charges of $0.4 million include $0.2 million of employee separation charges and $0.2 million of adjustments to the employee separation charges reserve related to the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic that was announced in November 2003, as described below. The Company also recorded a $0.1 million reversal of amounts previously recorded in connection with the Company’s September 2003 restructuring program, as described below, and recorded an additional $0.1 million charge associated with its March 2002 restructuring program as described below.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

September 2004

During the third quarter of 2004, the Company recorded $0.3 million of employee separation charges related to the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic that was announced in November 2003, as described below, and $0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003, also described below. These costs were offset by the reversal of a $0.4 million reserve for cash exit costs related to the June 2001 restructuring activity, as described below, which, after management’s evaluation, are no longer expected to be incurred.

June 2004

In June 2004, the Company recorded $2.3 million in restructuring, asset impairment and other, net charges, which includes $2.1 million of employee separation charges and $0.2 million of exit costs.

The employee separation charges of $2.1 million include $1.5 million for the termination of approximately 190 additional employees at Roznov, Czech Republic due to the transfer of the Company’s assembly and test operations in Roznov to Malaysia and the Philippines that was announced in November 2003, as described below. All terminations and associated severance payments related to these charges were completed as of December 31, 2004.

The remaining $0.6 million of employee separation charges relates to the shutdown of the Company’s assembly and test operations in Roznov that was announced in November 2003, as described below. This amount represents a portion of the total severance benefits for approximately 460 employees. All terminations and associated severance payments related to these charges were completed as of December 31, 2004.

Included in the $0.2 million of exit costs is $0.1 million related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003, as described below. The remaining $0.1 million of exit costs relate to the information technology (“IT”) outsourcing agreement that was announced in March 2004.

Also in June 2004, the Company recorded a $0.2 million charge to cover costs associated with the separation of one of the Company’s executive officers. All payments related to this charge have been completed.

Also in June 2004, the Company reversed $1.2 million of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems that was announced in December 2002, as described below. In June 2004, the Company also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets that are no longer expected to be incurred, which decommissioning was announced in December 2002, as described below.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

onsite management services. As part of the agreement, the Company sold certain system software modules, licenses and hardware for $3.8 million, which had a net book value of $15.8 million prior to the sale, resulting in a loss on sale of fixed assets of $12.0 million. The Company then leased back such system software modules and associated hardware and leased certain new hardware.

As a result of the new IT outsourcing agreement, the Company plans to reduce its current IT staffing levels. In connection with this reduction, the Company recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges are expected to be completed by June of 2005.

The remaining $0.7 million of employee separation costs relates to the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic that was announced in November 2003, as described below. This amount represents a portion of the total severance benefits for approximately 460 employees.

The $0.1 million of exit costs relate to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003, as described below.

December 2003

In December 2003, the Company recorded $30.1 million in restructuring, asset impairment and other, net charges. These charges included $5.2 million to cover employee separation costs, $0.4 million of lease and contract costs and $20.2 million of asset impairments associated with the Company’s restructuring programs, and $4.3 million of other charges associated with the write-down of certain other assets. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2002 restructuring programs, as described below.

The employee separation costs of $5.2 million reflect the phase-out of manufacturing operations at the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic, that was announced in November 2003, and further reductions in general and administrative staffing levels in the United States and Western Europe. The employee separation charges for East Greenwich totaled $3.8 million for approximately 325 employees. The Czech Republic employee separation charge of $0.5 million represents a portion of the total severance charges for approximately 460 employees. Additional severance costs of approximately $1.6 million related to the Czech Republic were recognized ratably over 2004. The remaining $0.9 million charge relates to severance benefits for approximately 10 employees in general and administrative functions in the United States and Europe. All terminations and associated severance payments related to this charge are expected to be completed by the fourth quarter of 2005.

The lease and contract termination costs of $0.4 million reflect costs incurred in connection with the consolidation of sales, distribution and administrative facilities in North America. All associated payments related to this charge are expected to be completed by the second quarter of 2006.

The $20.2 million of asset impairments include $15.3 million associated with the East Greenwich, Rhode Island facility and $4.9 million associated the closure of the assembly and test operations in Roznov, Czech Republic. The planned discontinuation of manufacturing activities triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges of $15.3 million associated with the East Greenwich, Rhode Island facility and $4.9 million associated with the assembly and test operations in Roznov, Czech Republic. The Company measured the amount of each asset impairment by

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

comparing the carrying values of the respective assets to their related estimated fair values. The Company estimated future net cash flows for the period of continuing manufacturing activities (December 2004 for East Greenwich and Roznov) for each group of assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value.

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

September 2003

In September 2003, the Company recorded a $4.6 million gain in connection with the sale of its Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2001 restructuring programs as described below and an additional $0.1 million charge associated with its March 2002 restructuring program as described below.

All impacted employees have been terminated, and the Company has made all severance payments.

June 2003

In June 2003, the Company recorded charges totaling $13.3 million associated with its worldwide restructuring programs. The charges include $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments and an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program described below.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company also recorded non-cash impairment charges totaling $21.3 million including $20.8 million relating to the write-off of the developed technology intangible asset associated with the Cherry acquisition and a $0.5 million write-off of a cost basis investment. Sustained price declines in certain product lines triggered an impairment analysis of the carrying value of the developed technology intangible asset and resulted in the Company recording an impairment charge of $20.8 million. The Company measured the amount of the impairment charge by comparing the carrying value of the developed technology to its estimated fair value. The Company estimated future net cash flows associated with the developed technology intangible asset using price, volume and cost assumptions that management considered to be reasonable in the circumstances. The Company no longer incurred annualized amortization expense of approximately $12.0 million per year through March 2005 related to this intangible asset.

December 2002

In December 2002, the Company recorded $12.6 million (net of a $0.6 million adjustment) restructuring, asset impairments and other charges including $10.1 million for employee separation costs relating the termination of approximately 300 employees, $1.0 million of asset impairments and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and are expected to be completed by June 2005 and impacted both manufacturing and non-manufacturing personnel mainly in the United States. The asset impairments relate to the closure of a production line and an abandoned capital equipment project in the Czech Republic. The charge also included an additional $0.3 million reserve related to a headcount reduction in Toulouse, France that was part of the March 2002 restructuring program described below. The $0.6 adjustment related to release of previous reserves associated with our March 2001 and June 2001 restructuring programs due the Company’s analysis of estimated costs to complete those programs described below. As of December 31, 2004, there were 6 employees remaining to be terminated during 2005 and the related unpaid severance payments of $0.4 million are expected to be paid by March 2006.

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

June 2002

In June 2002, the Company recorded charges totaling $16.7 million for costs associated with its worldwide restructuring programs. The charges included $3.9 million to cover employee separation costs associated with the termination of 79 U.S. employees, $2.8 million for exit costs consisting primarily of charges associated with a manufacturing supply agreement, and $8.4 million for equipment write-offs that were charged directly against the related assets. An additional $1.0 million in exits costs and $0.6 million in employee separation costs were accrued relating to the closure of the Company’s Guadalajara, Mexico manufacturing facility that was part of the June 2001 program described below.

The employee separation costs reflected further reductions in general and administrative staffing levels and included $1.0 million of non-cash stock compensation charges associated with the modification of stock options for certain terminated employees. All impacted employees have been terminated and the related severance costs were paid during 2003.

As a result of continuing economic conditions, the Company determined that certain manufacturing equipment purchase and supply agreements were no longer economical to complete and recorded estimated

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

termination charges of $2.8 million during the second quarter of 2002. As of December 31, 2004, the Company had settled certain of these obligations with payments of $1.3 million. In June 2003, the Company recorded an additional $1.0 million associated with a manufacturing supply contract that was terminated as part of the June 2002 restructuring program. During the first quarter of 2005 this issue was partially resolved with the vendor and the related payment was made during the first quarter of 2005. As of December 31, 2004, all employees had been terminated under the restructuring program.

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

During the second quarter of 2002, the Company reached a settlement of various contractual issues with Motorola in exchange for a cash payment from Motorola of $10.6 million which resulted in a related gain of $12.4 million (see Note 16 “Related Party Transactions” for further details of the Motorola settlement). The Company also recorded a $1.2 million reversal of amounts previously provided in connection with the June 2001 restructuring program described below as a result of favorable negotiated contract termination costs, and the Company released the remaining $0.1 million reserve for employee separation costs under the March 2001 program described below to income during the second quarter of 2002.

March 2002

In March 2002, the Company recorded a $7.1 million (net of a $0.1 million adjustment) charge to cover employee separation costs relating to the termination of approximately 72 employees. Approximately $5.0 million of this charge is attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia. The relocation of these functions was completed in 2003. The remaining $2.2 million relates to reductions in selling, general and administrative personnel primarily in the U.S. The March 2002 charge also included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. As of December 31, 2004, all employees have been terminated under this program. As of December 31, 2004 the remaining liability relating to this restructuring was $0.2 million and will be paid by June 2005.

December 2001

In December 2001, the Company recorded charges to cover employee separation costs associated with the termination of 50 employees, of which $2.2 million remained outstanding as of December 31, 2001. The employee separation costs reflected reductions in selling, general and administrative staffing levels in the U.S., United Kingdom, Germany, France and Singapore. All impacted employees have been terminated and the related severance amounts have been paid.

June 2001

In June 2001, the Company recorded charges for costs associated with its worldwide restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its manufacturing and distribution operations to meet declining customer demand. The programs included the phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility by June 2002, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors by June 2002 and December

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2001, respectively, and the shutdown of the Company’s Hong Kong Distribution Center and the transfer of related functions to its Singapore Distribution Center. The charge included employee separation costs associated with the termination of approximately 3,200 employees of which $6.8 million remained outstanding as of December 31, 2001. All employees have been terminated under the June 2001 restructuring program.

The June 2001 charge also included $10.0 million to cover certain exit costs relating to facility closure and contract terminations including $2.8 million for expected facility clean up activities, $1.0 million for equipment disposal fees, $2.0 million for equipment purchase cancellations and $4.2 million for other contract cancellations of which $10.0 million remained outstanding as of December 31, 2001. The Company does not expect any additional charges related to the June 2001 restructuring activity.

March 2001

In March 2001, the Company recorded charges to cover employee separation costs associated with the termination of 1,100 employees, of which $0.8 million remained unpaid as of December 31, 2001. The employee separation costs reflected reductions in manufacturing, selling, general and administrative staffing levels in the U.S., Mexico, the Philippines and Malaysia as well as non-cash charges associated with the modification of stock options for certain terminated employees. All impacted employees had been terminated.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2004	2003
Receivables, net:
Accounts receivable	$133.9	$138.5
Less: Allowance for doubtful accounts	(2.4)	(2.4)

	$131.5	$136.1

Inventories, net:
Raw materials	$19.3	$13.4
Work in process	103.4	84.5
Finished goods	70.7	73.7

	$193.4	$171.6

Property, plant and equipment, net:
Land	$16.2	$16.1
Buildings	364.5	350.5
Machinery and equipment	1,054.4	1,022.2

Total property, plant and equipment	1,435.1	1,388.8
Less: Accumulated depreciation	(963.1)	(889.7)

	$472.0	$499.1

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Accrued expenses:
Accrued payroll	$25.2	$26.7
Sales related reserves	21.2	18.5
Restructuring reserves	8.9	13.1
Accrued pension liability	22.1	12.4
Other	23.0	22.3

	$100.4	$93.0

Other comprehensive loss:
Foreign currency translation adjustments	$2.2	$1.7
Net unrealized losses and adjustments related to cash flow hedges	(0.5)	(5.3)
Unrealized losses on deferred compensation plan investments	(0.6)	(0.8)

	$1.1	$(4.4)

Depreciation expense for property, plant and equipment totaled $97.3 million, $116.7 million and $129.0 million for 2004, 2003 and 2002, respectively. Amortization expense related to the developed technology intangible asset totaled $0 million, $5.9 million and $11.9 million in 2004, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, total property, plant and equipment included $14.2 million and $6.6 million, respectively, of assets recorded under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity related to our warranty reserves for 2002, 2003 and 2004 follows (in millions):

Balance as of December 31, 2001	$3.0
Provision	0.1
Usage	(0.4)

Balance as of December 31, 2002	2.7

Provision	—
Usage	(0.2)
Reserved released	(0.9)

Balance as of December 31, 2003	1.6

Provision	2.0
Usage	(0.4)
Reserved released	(0.2)

Balance as of December 31, 2004	$3.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 7:    Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2004		December 31, 2003
	Interest Rate	Balance	Interest Rate	Balance
Senior Bank Facilities:
Tranche E due 2007, interest payable monthly, net of discount of $0.4	—%	$—	4.4375%	$320.1
Tranche G due 2005 through 2009, interest payable quarterly	5.5625	645.5	—	—
Revolver	—	—	—	—

		645.5		320.1

First-Lien Senior Secured Notes due 2010, 12% interest payable semi-annually, net of debt discount of $8.4		—		191.6

Second-Lien Senior Secured Notes due 2008, 13% interest effective February 2003 payable semi-annually, net of debt discount of $7.4		—		292.6

12% Senior Subordinated Notes due 2009, interest payable semi-annually		—		260.0

Zero Coupon Convertible Senior Subordinated Notes due 2024		260.0		—

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity		154.2		139.9

2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually		21.1		24.3

Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 4.55% and 3.5%, respectively		20.0		20.0

Loan with a Chinese bank due 2004 through 2013 , interest payable quarterly at 4.25% and 2.7%, respectively		43.2		48.0

Capital lease obligations		7.8		6.4

		1,151.8		1,302.9
Less: Current maturities		(20.0)		(11.4)

		$1,131.8		$1,291.5

Loss on Debt Prepayment

During the year ended December 31, 2004, the Company incurred a loss on debt prepayment of $159.7 million, comprised of the following:

•	$89.0 million of costs resulting from redemption premiums, consent fees and dealer manager fees upon repayment of $200.0 million outstanding principal of the first-lien senior secured notes due 2010 and $300.0 million outstanding principal of the second-lien senior secured notes due 2008. Also in connection with these redemptions, the Company wrote off $14.1 million of unamortized debt discounts, wrote off $17.5 million of debt issuance costs and expensed $0.2 million of third-party expenses in connection therewith.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	$1.9 million of costs resulting from arrangement and incentive fees paid to creditors upon refinancing of the tranche F senior bank facilities due 2009 to the tranche G senior bank facilities due 2005 through 2009. Also in connection with this refinancing, the Company wrote off approximately $6.3 million of debt issuance costs and $0.3 million of unamortized debt discounts related to the tranche F senior bank facilities.

•	$22.9 million of costs resulting from redemption premiums, consent fees, tender offer fees, legal fees and dealer manager fees upon redemption of $260.0 million outstanding principal of the 12% senior subordinated notes due 2009, and also wrote off $7.5 million of debt issuance costs.

During the year ended December 31, 2003, the Company incurred a loss on debt prepayment of $7.7 million, comprised of the following:

•	$1.0 million of debt refinancing costs, $0.2 million of third-party expenses and $0.1 of unamortized debt discounts were written off in connection with the November 2003 amendment to the senior bank facilities and loan repricing.

•	$2.9 million of costs in connection with the public offering of common stock in September 2003 and the related debt prepayment, which consisted of the write-off of $2.5 million of debt issuance costs and the expensing of $0.4 million of third-party expenses in connection therewith.

•	$3.5 million of debt issuance costs upon prepayment of a portion of the amounts outstanding under the Company’s senior bank facilities and revolving credit facility.

During the second quarter of 2002, the Company wrote off $6.5 million of debt issuance costs upon refinancing the senior bank facilities.

Senior Bank Facilities

Terms Existing as of December 31, 2004

Borrowings under the senior bank facilities, which bear interest at rates selected by the Company based on either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, as defined, plus an interest rate spread of 3%, amortize within five years. As of December 31, 2004, after consideration of the amendments to the credit agreement described below, the senior bank facilities contained a $25.0 million revolving line of credit. Letters of credit totaling $17.2 million were outstanding against the line of credit at December 31, 2004 leaving $7.8 million of availability at that date. However, on January 9, 2003, the Company amended its primary foreign exchange hedging agreement to provide for termination of such agreement if at any time the amount available under the revolving credit facility becomes less than $2.5 million.

As of December 31, 2004, after the amendments and refinancing discussed below, borrowings under the senior bank facilities were $645.5 million under the tranche G term loans, with interest payable quarterly and accruing at a rate of LIBOR plus 3%. The interest rate as of December 31, 2004 was 5.5625%. Principal payments under the tranche G term loan facility are paid quarterly at an annualized rate of 1% of the original principal balance, with the remaining principal due in 2009. The tranche G term loan facility contains certain financial covenants including letters of credit and minimum EBITDA requirements. The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2004. Management believes that the Company will be able to comply with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2005.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

After meeting certain certain financial conditions during the fourth quarter of 2004, certain financial covenants were revised in the senior bank facilities to:

•	increase the maximum amount of sales, transfers and other dispositions of assets during any fiscal year to $50.0 million aggregate fair market value;

•	permit acquisitions of up to $50.0 million in equity interests of other companies;

•	increase the maximum amount of other investments to $100.0 million;

•	remove the minimum cash and cash equivalents requirement; and

•	allow payment of fees and expenses in cash to TPG in an aggregate amount not to exceed $2.0 million in any fiscal year.

The Company entered into interest rate swap agreements to reduce the exposure to interest rate fluctuations on the senior bank facilities, as discussed at Note 13 “Financial Instruments.”

Amendments and Refinancings

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

In September 2003, the Company further amended its senior bank facilities to, among other things:

•	Provide the Company with additional Tranche D term loans under its senior bank facilities aggregating $100 million, the entire amount of which was borrowed simultaneously with the completion of the equity offering described in Note 10 “Common Stock”;

•	Permit the Company to apply the net proceeds from equity offerings by it or any of its subsidiaries (including the equity offering described in Note 10) and borrowings under the additional Tranche D term loans to prepay scheduled principal installments of all term loan borrowings outstanding under its senior bank facilities in chronological order;

•	Reduce from 75% to 50% the percentage of net proceeds from future equity offerings by the Company or any of its subsidiaries that is required to be applied to prepay term loan borrowings outstanding under its senior bank facilities; and,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	Provide the Company with a new $25 million revolving facility that will mature on August 4, 2006, provide for the issuance of letters of credit in currencies other than U.S. dollars that are to be specified and, in all other respects, have terms substantially similar to those of its existing revolving facility.

The proceeds of the borrowing under the additional Tranche D term loans (which were issued at a discount of $0.5 million) were used to prepay senior credit facility borrowings as described above. Excluding this discount, costs incurred in connection with this debt refinancing totaled $3.8 million, of which $0.4 million was paid to third parties. Such third-party costs were expensed as incurred and included in loss on debt prepayment in the Company’s consolidated statement of operations for the year ended December 31, 2003. The remaining $3.4 million of debt refinancing costs were capitalized and amortized using the effective interest method.

In November 2003, the Company refinanced $368.5 million of term loans under its senior bank facilities. The Company replaced its tranche B, tranche C and tranche D term loan facilities under its senior bank facilities with a single new tranche E term loan facility with terms, other than the interest rate, that were identical to those of the tranche D term loan facility. The new tranche E was to be due throughout 2006 and 2007, ending in 2007. The Company also reduced the interest rate on its term loans by 0.75% per annum. Costs incurred in connection with this refinancing totaled $1.0 million, of which $0.2 million were expensed as incurred while the remaining $0.8 million of such costs were capitalized and amortized using the effective interest method

In December 2003, the Company refinanced approximately $48 million of the term loans under its senior bank facilities with the proceeds from a new loan provided to Leshan by the China Construction Bank, the terms of which are described below.

In April 2004 the Company refinanced $320.5 million of loans under its senior bank facilities. The Company replaced its tranche E term loan facility with a new tranche F term loan facility, which bore interest at a base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit the Company to use for general corporate purposes up to $30 million of the proceeds from the sale of the East Greenwich manufacturing facility;

•	subject to certain restrictions, permit the Company to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bore interest at a rate that was 0.50% per annum lower than the rate borne by the then existing revolving facility.

In December 2004, the Company refinanced the term loans under its senior bank facilities and increased its total borrowings under these facilities to $645.5 million. The Company replaced $320.5 million of the tranche F term loan facility with $645.5 million of a tranche G term loan facility with terms, other than the interest rate and principal balance, that are largely identical to those of the tranche F term loan facility. Proceeds from the tranche G term loan facility were used to prepay $130.0 million principal outstanding of the first-lien senior secured notes due 2010 and $195.0 million principal outstanding of the second-lien senior secured notes due 2008. Principal payments under the tranche G term loan facility are paid quarterly at an annualized rate of 1% of the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

original principal balance, with the remaining principal due at maturity. The tranche G loan facility expires December 15, 2009, but can be extended to December 15, 2011; provided that the zero coupon convertible senior subordinated notes and the junior subordinated notes are redeemed by December 15, 2009 and December 15, 2010, respectively. The Company also increased the interest rate on its term loans by 0.25% per annum. Costs incurred in connection with this refinancing totaled $2.4 million, of which $1.9 million were expensed as incurred while the remaining $0.5 million of such costs were capitalized and are being amortized using the effective interest method.

Included in other assets as of December 31, 2004, are $0.5 million of remaining debt issuance costs associated with the senior bank facilities, which will be amortized over the remaining term of the debt using the effective interest method, and $0.6 million of debt issuance costs associated with the revolver which will be amortized ratably over the remaining term of the revolving line of credit.

First-Lien Notes

On March 3, 2003, the Company and SCI LLC, (collectively, the “Issuers”) issued $200.0 million principal amount of First-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The First-Lien Notes were issued at 95.467% of par value and generated net proceeds of approximately $180.9 million after taking into consideration the discount and the payment of issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s senior bank facilities, including $25.0 million relating to the Company’s revolving credit facility. In connection with the prepayment, the Company wrote off $3.5 million of debt issuance costs in the first quarter of 2003. During the periods these were outstanding, interest accrued on the First-Lien Notes at a rate of 12% per annum and was payable semi-annually in March and September. The First-Lien Notes had a maturity date of March 15, 2010.

The Issuers filed an exchange offer registration statement on May 1, 2003 relating to the First-Lien Notes pursuant to a registration rights agreement. The registration statement was declared effective by the Securities and Exchange Commission on May 8, 2003.

As of December 31, 2004, the first-lien senior secured notes were no longer outstanding. As discussed previously, and also in Note 10 “Common Stock”, the Company used proceeds from the February 2004 Equity Offering to redeem $70.0 million outstanding principal amount of the first-lien senior secured notes on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes redeemed, together with accrued interest to the redemption date. In connection with this prepayment and the prepayment of the second-lien senior secured notes that also occurred on March 10, 2004, as discussed below, the Company wrote off approximately $12.0 million of debt issuance costs and the unamortized debt discount.

Also, as discussed previously, in December 2004 the Company used proceeds from the refinancing of the senior bank facilities to repurchase and retire all of the outstanding first-lien senior secured notes (at a price of 123.5%). Also in connection with this debt repurchase and the December 2004 debt repurchase of the second-lien senior secured notes, discussed below, the Company wrote off $8.7 of unamortized debt discounts, $10.9 of debt issuance costs and expensed $0.2 million of third-party expenses in connection therewith.

Second-Lien Notes

On May 6, 2002, the Issuers issued $300.0 million principal amount of Second-Lien Notes in a private offering that was exempt from the registration requirements of the federal securities laws. The Second-Lien Notes were issued at 96.902% of par value and generated net proceeds of $278.6 million after such discount and the payment of issuance costs. The net proceeds were used to prepay a portion of the amounts outstanding under the Company’s

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

senior bank facilities. Because the amount outstanding under the senior bank facilities was reduced below $750.0 million, supplemental interest charges under the credit agreement relating to the senior bank facilities were reduced from 3.0% to 1.0%. The Company exercised its option to terminate the supplemental interest charges by paying the entire accrued balance of supplemental interest charges during the first quarter of 2003. During the periods outstanding, interest accrued on the Second-Lien Notes at the rate of 12% per annum until February 6, 2003, when the related annual interest increased to 13%. Interest on the Second-Lien Notes was payable semi-annually in May and November in cash. The Second-Lien Notes had a maturity date of May 15, 2008.

The Issuers filed an exchange offer registration statement on October 1, 2002 relating to the Second-Lien Notes pursuant to a registration rights agreement. The registration statement was declared effective by the Securities and Exchange Commission on January 27, 2003.

As of December 31, 2004, the second-lien senior secured notes were no longer outstanding. As discussed previously, and also in Note 10 “Common Stock”, the Company used proceeds from the February 2004 Equity Offering to redeem $105.0 million outstanding principal amount of second-lien senior secured notes on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes redeemed, together with accrued interest to the redemption date. Also, as discussed previously, in December 2004 the Company used proceeds from the refinancing of the senior bank facilities to repurchase and retire all of the outstanding second-lien senior secured notes (at a price of 118.8%). In connection with these debt repurchases, the Company wrote off unamortized debt discounts, debt issuance costs and incurred third-party expenses as previously discussed.

Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its outstanding 12% Senior Subordinated Notes due 2009, as discussed below. In order to finance the cash tender offer, the Company issued $260.0 million of zero coupon convertible senior subordinated notes due 2024. The notes do not bear cash interest, nor does the principal amount accrete. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

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

Included in other assets as of December 31, 2004, were $7.8 million of debt issuance costs associated with the zero coupon convertible senior subordinated notes, which will be amortized ratably through 2010.

Junior Subordinated Note

As part of the Recapitalization, the Company entered into a $91.0 million junior subordinated note due 2011, issued by Semiconductor Components Industries, LLC, the Company’s primary domestic operating subsidiary. The note, which had a balance of $154.2 million at December 31, 2004, bears interest at an annual rate of 10.0%, compounded semi-annually and payable at maturity. The note is junior in right of payment to all senior debt.

Senior Subordinated Notes

In connection with the Recapitalization described in Note 1, the Company issued $400.0 million principal amount of Senior Subordinated Notes due 2009. Redemption prices ranged from 106% of the principal amount if redeemed in 2004 to 100% if redeemed in 2008 or thereafter. The Company was able to redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes prior to August 4, 2002 with the proceeds of a public equity offering at a redemption price of 112% of the amount redeemed. On May 3, 2000, the Company completed its initial public offering (IPO) of its common stock and used a portion of the proceeds to redeem $140.0 million of the Senior Subordinated Notes.

In April 2004, the Company commenced a cash tender offer for all of the outstanding 12% Senior Subordinated Notes due 2009. The total consideration offered for each $1,000 dollars of principal amount of notes tendered was $1,089.06, plus accrued interest, if any, to the repurchase date. As of July 2, 2004, the company redeemed $225.8 million principal amount through the tender offer. The Company exercised their call option and redeemed the remaining $34.2 million principal amount of senior subordinated notes on August 2, 2004 at 106% of par. In connection with these redemptions, the Company incurred costs of $22.9 million resulting from tender offer fees, consent fees, redemption premiums, dealer manager fees and legal fees. The cash tender offer was financed through the issuance of $260.0 million of zero coupon convertible senior subordinated notes due 2024, as discussed previously, and with cash on hand. As of December 31, 2004 the senior subordinated notes were no longer outstanding.

Japanese Loan

In 2000, the Company’s Japanese subsidiary entered into a yen-denominated note agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which had a balance of $21.1 million at December 31, 2004 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 2.25% and requires semi-annual principal and interest payments through September 2010 of approximately $1.8 million (based on the yen-to-dollar exchange rate at December 31, 2004.) The note is unsecured, however, the bank has rights under the agreement to obtain collateral in certain circumstances. In addition, the note is guaranteed by SCI, LLC the Company’s primary domestic operating subsidiary.

Chinese Loans

The Company’s long-term debt includes a $20 million loan facility between Leshan and a Chinese Bank. Aggregate loans under this facility, which was entered into in November 2000, are comprised of $16 million of borrowings denominated in U.S. dollars and $4 million of borrowings denominated in Chinese Renminbi (based

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

on year-end exchange rates). Interest on these loans is payable monthly and accrues at a variable rate based on published market rates in China for six-year term loans. During the fourth quarter of 2003, the Company exercised its ability to extend the maturity of this loan for three years under the same terms and conditions, thereby extending scheduled principal payments to $10.5 million due in the fourth quarter of 2006 and $9.5 million due in the first quarter of 2007.

The Company’s long-term debt also includes a $43.2 million loan facility between Leshan and another Chinese Bank. The loan facility is comprised of a $24.0 million tranche and a $19.2 million tranche. The first tranche has a three-year term with a balloon payment due December 2006, which is extendible for an additional three years under certain circumstances. The second tranche has a 10-year term with scheduled principal payments through December 2013. Each tranche bears interest at a rate of 6 month LIBOR plus 1.5% per annum, payable quarterly as compared to 3 month LIBOR plus 3.0% under our senior bank facilities

Annual maturities relating to the Company’s long-term debt as of December 31, 2004 are as follows (in millions):

Actual Maturities
2005	$20.0
2006	51.9
2007	21.0
2008	11.4
2009	624.7
Thereafter	422.8

Total	$1,151.8

The Company has pledged substantially all of its tangible and intangible assets and similar assets of each of its existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure the Company’s senior bank facilities. Semiconductor Components Industries, LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under the Company’s senior bank facilities. ON Semiconductor Corporation and the Company’s other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities.

The Company and Semiconductor Components Industries, LLC (“SCI LLC”), its primary operating subsidiary, are co-issuers of the first-lien senior secured notes, the second-lien senior secured notes and the senior subordinated notes at the times they were outstanding and the Company is the sole issuer of the zero coupon convertible senior subordinated notes (collectively, “the Notes”). The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in its joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. SCI LLC is a guarantor of the zero coupon convertible senior subordinated notes. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Prior to the fourth quarter of 2003, the Guarantor Subsidiaries also owned an investment in the Company’s Czech subsidiaries which was subsequently sold to a Non-Guarantor Subsidiary. Because this transaction was a transfer between entities under common control, the Company has accounted for this transaction in a manner similar to a pooling of interests and has restated all historical Guarantor and Non-Guarantor Subsidiary financial information to reflect the current ownership structure.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semi- conductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2004
Cash and cash equivalents	$—	$15.1	$—	$90.6	$—	$105.7
Short term investments	—	80.0	—	—	—	80.0
Receivables, net	—	35.3	—	96.2	—	131.5
Inventories, net	—	23.6	4.7	181.6	(16.5)	193.4
Deferred income taxes, current	—	—	—	2.8	—	2.8
Other current assets	—	4.8	0.1	18.7	—	23.6

Total current assets	—	158.8	4.8	389.9	(16.5)	537.0

Deferred income tax, non current	—	2.3	—	(2.3)	—	—
Property, plant and equipment, net	—	81.1	10.5	380.4	—	472.0
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(354.5)	48.5	39.5	45.7	244.6	23.8

Total assets	$(354.5)	$298.8	$124.0	$813.7	$228.1	$1,110.1

Accounts payable	$—	$20.4	$3.5	$80.5	$—	$104.4
Accrued expenses and other current liabilities	—	74.6	6.3	41.4	1.7	124.0
Deferred income on sales to distributors	—	28.2	—	68.5	—	96.7

Total current liabilities	—	123.2	9.8	190.4	1.7	325.1

Long-term debt (1)	260.0	795.8	—	76.0	—	1,131.8
Other long-term liabilities	—	20.6	—	13.9	—	34.5
Intercompany (1)	(207.8)	(447.8)	150.9	299.4	205.3	—

Total liabilities	52.2	491.8	160.7	579.7	207.0	1,491.4
Minority interests in consolidated subsidiaries	—	—	—	—	25.4	25.4
Redeemable preferred stock	131.1	—	—	—	—	131.1
Stockholders’ equity (deficit)	(537.8)	(193.0)	(36.7)	234.0	(4.3)	(537.8)

Liabilities, minority interests and stockholders’ equity (deficit)	$(354.5)	$298.8	$124.0	$813.7	$228.1	$1,110.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semi- conductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2003
Cash and cash equivalents	$—	$118.9	$—	$67.7	$—	$186.6
Receivables, net	—	31.5	—	104.6	—	136.1
Inventories, net	—	21.1	2.2	154.3	(6.0)	171.6
Deferred income taxes	—	—	—	2.7	—	2.7
Other current assets	—	3.8	0.1	22.0	—	25.9

Total current assets	—	175.3	2.3	351.3	(6.0)	522.9

Deferred income tax, non current	—	—	—	1.3	—	1.3
Property, plant and equipment, net	—	94.3	15.9	388.9	—	499.1
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(732.8)	91.7	40.5	42.1	622.4	63.9

Total assets	$(732.8)	$369.4	$127.9	$783.6	$616.4	$1,164.5

Accounts payable	$—	$29.8	$1.8	$84.1	$—	$115.7
Accrued expenses and other current liabilities	—	86.2	5.2	40.3	(0.3)	131.4
Deferred income on sales to distributors	—	19.2	—	47.0	—	66.2

Total current liabilities	—	135.2	7.0	171.4	(0.3)	313.3

Long-term debt (1)	743.2	1,207.1	—	84.4	(743.2)	1,291.5
Other long-term liabilities	—	41.1	—	15.1	2.0	58.2
Intercompany (1)	(951.1)	(448.9)	143.2	308.1	948.7	—

Total liabilities	(207.9)	934.5	150.2	579.0	207.2	1,663.0
Minority interests in consolidated subsidiaries	—	—	—	—	26.4	26.4
Redeemable preferred stock	119.7	—	—	—	—	119.7
Stockholders’ equity (deficit)	(644.6)	(565.1)	(22.3)	204.6	382.8	(644.6)

Liabilities, minority interests and stockholders’ equity (deficit)	$(732.8)	$369.4	$127.9	$783.6	$616.4	$1,164.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semi- conductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2004
Revenues	$—	$517.3	$61.6	$1,662.9	$(974.9)	$1,266.9
Cost of revenues	—	446.9	45.0	1,329.5	(964.4)	857.0

Gross profit	—	70.4	16.6	333.4	(10.5)	409.9

Research and development	—	20.6	12.8	61.0	—	94.4
Selling and marketing	—	41.8	0.8	31.2	—	73.8
General and administrative	—	15.2	0.5	56.5	—	72.2
Restructuring, asset impairments and other, net	—	12.4	3.4	3.8	—	19.6

Total operating expenses	—	90.0	17.5	152.5	—	260.0

Operating income (loss)	—	(19.6)	(0.9)	180.9	(10.5)	149.9
Interest expense, net	(1.0)	(49.0)	(20.1)	(28.9)	—	(99.0)
Loss on debt prepayment	—	(159.7)	—	—	—	(159.7)
Realized and unrealized foreign currency gains or losses	—	5.2	—	(9.4)	—	(4.2)
Equity in earnings	(122.7)	94.5	5.7	—	22.5	—

Income (loss) before income taxes and minority interests	(123.7)	(128.6)	(15.3)	142.6	12.0	(113.0)
Income tax provision	—	1.4	—	(8.8)	—	(7.4)
Minority interests	—	—	—	—	(3.3)	(3.3)

Net income (loss)	$(123.7)	$(127.2)	$(15.3)	$133.8	$8.7	$(123.7)

Net cash provided by (used in) operating activities	$—	$(163.9)	$2.5	$199.8	$—	$38.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(28.7)	(1.8)	(51.3)	—	(81.8)
Deposits utilized for purchases of property, plant and equipment	—	6.4	—	—	—	6.4
Purchases of held-to-maturity securities	—	(40.8)	—	—	—	(40.8)
Purchases of available-for-sale securities	—	(261.9)	—	—	—	(261.9)
Proceeds from sales of held-to-maturity securities	—	8.8	—	—	—	8.8
Proceeds from sales of available-for-sale securities	—	214.3	—	—	—	214.3
Proceeds from sales of property, plant and equipment	—	4.2	—	0.2	—	4.4
Other	—	—	—	—	—	—

Net cash used in investing activities	—	(97.7)	(1.8)	(51.1)	—	(150.6)

Cash flows from financing activities:
Intercompany loans	—	(391.1)	—	391.1	—	—
Intercompany loan repayments	—	411.4	—	(411.4)	—	—
Proceeds from debt issuance, net of discount	—	905.5	—	—	—	905.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.9	—	—	—	1.9
Proceeds from exercise of stock options and warrants	—	5.9	—	—	—	5.9
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(4.2)	—	(4.2)
Proceeds from issuance of common stock, net of issuance costs	—	228.2	—	—	—	228.2
Payment of capital lease obligation	—	(6.0)	—	(0.2)	—	(6.2)
Payment of debt issuance costs	—	(11.0)	—	—	—	(11.0)
Repayment of long term debt	—	(1,080.5)	—	(8.2)	—	(1,088.7)
Equity injections from Parent	—	7.5	—	—	—	7.5
Subsidiary declared dividend	—	86.0	(0.7)	(92.8)	—	(7.5)

Net cash provided by (used in) financing activities	—	157.8	(0.7)	(125.7)	—	31.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	(103.8)	0.0	22.9	—	(80.9)
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	$—	$15.1	$0.0	$90.6	$—	$105.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semi- conductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2003
Revenues	$—	$480.2	$92.9	$1,407.7	$(911.7)	$1,069.1
Cost of revenues	—	455.5	44.4	1,187.0	(918.5)	768.4

Gross profit	—	24.7	48.5	220.7	6.8	300.7

Research and development	—	25.1	13.6	46.8	—	85.5
Selling and marketing	—	34.9	0.5	27.6	—	63.0
General and administrative	—	24.9	0.2	44.1	—	69.2
Amortization of goodwill and other intangibles	—	—	5.9	—	—	5.9
Restructuring, asset impairments and other, net	—	11.3	39.9	10.0	—	61.2

Total operating expenses	—	96.2	60.1	128.5	—	284.8

Operating income (loss)	—	(71.5)	(11.6)	92.2	6.8	15.9
Interest expense, net	—	(100.3)	(19.0)	(29.8)	—	(149.1)
Realized and unrealized foreign currency gains (losses)	—	10.0	—	(5.4)	—	4.6
Loss on debt prepayment	—	(7.7)	—	—	—	(7.7)
Equity in earnings	(166.7)	24.8	4.8	(1.0)	138.1	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(166.7)	(144.7)	(25.8)	56.0	144.9	(136.3)
Income tax provision	—	(6.5)	—	(1.2)	—	(7.7)
Minority interests	—	—	—	—	(1.2)	(1.2)

Income (loss) before cumulative effect of accounting change	(166.7)	(151.2)	(25.8)	54.8	143.7	(145.2)
Cumulative effect of accounting change	—	(20.0)	—	(1.5)	—	(21.5)

Net income (loss)	$(166.7)	$(171.2)	$(25.8)	$53.3	$143.7	$(166.7)

Net cash provided by (used in) operating activities	$—	$(69.0)	$6.6	$108.1	$—	$45.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(21.6)	(6.6)	(31.6)	—	(59.8)
Funds deposited for purchases of property, plant and equipment	—	(6.8)	—	—	—	(6.8)
Proceeds from sales of property, plant and equipment	—	—	—	13.2	—	13.2
Other	—	(1.8)	—	—	—	(1.8)

Net cash used in investing activities	—	(30.2)	(6.6)	(18.4)	—	(55.2)

Cash flows from financing activities:
Intercompany loans	—	(301.8)	—	301.8	—	—
Intercompany loan repayments	—	442.0	—	(442.0)	—	—
Proceeds from debt issuance, net of discount	—	290.4	—	48.0	—	338.4
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.2	—	—	—	1.2
Proceeds from exercise of stock options and warrants	—	5.6	—	—	—	5.6
Proceeds from issuance of common stock, net of issuance costs	—	157.2	—	—	—	157.2
Payment of capital lease obligations	—	(0.2)	—		—	(0.2)
Payment of debt issuance costs	—	(15.3)	—	—	—	(15.3)
Repayment of long term debt	—	(482.5)	—	—	—	(482.5)

Net cash provided by (used in) financing activities	—	96.6	—	(92.2)	—	4.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.3	—	1.3

Net decrease in cash and cash equivalents	—	(2.6)	—	(1.2)	—	(3.8)
Cash and cash equivalents, beginning of period	—	121.5	—	68.9	—	190.4

Cash and cash equivalents, end of period	$—	$118.9	$—	$67.7	$—	$186.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semi- conductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2002
Revenues	$—	$534.5	$72.0	$1,326.4	$(839.2)	$1,093.7
Cost of revenues	—	470.9	55.1	1,099.6	(830.2)	795.4

Gross profit	—	63.6	16.9	226.8	(9.0)	298.3

Research and development	—	36.0	13.6	31.9	—	81.5
Selling and marketing	—	32.1	1.6	27.5	—	61.2
General and administrative	—	43.8	(0.6)	46.0	—	89.2
Amortization of goodwill and other intangibles	—	—	11.9	—	—	11.9
Restructuring, asset impairments and other, net	—	25.7	(1.1)	3.1	—	27.7

Total operating expenses	—	137.6	25.4	108.5	—	271.5

Operating income (loss)	—	(74.0)	(8.5)	118.3	(9.0)	26.8
Interest expense, net	—	(89.6)	(18.9)	(41.6)	—	(150.1)
Realized and unrealized foreign currency gains (losses)	—	(3.4)	—	3.6	—	0.2
Loss on debt prepayment and other	—	(46.9)	—	40.4	—	(6.5)
Equity earnings	(141.9)	72.1	4.5	4.8	60.5	—

Income (loss) before income taxes and minority interests	(141.9)	(141.8)	(22.9)	125.5	51.5	(129.6)
Income tax provision	—	(4.6)	—	(4.9)	—	(9.5)
Minority interests	—	—	—	—	(2.8)	(2.8)

Net income (loss)	$(141.9)	$(146.4)	$(22.9)	$120.6	$48.7	$(141.9)

Net cash provided by (used in) operating activities	$—	$(187.9)	$0.4	$238.9	$(5.0)	$46.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6.7)	(0.5)	(33.3)	—	(40.5)
Equity injections from Parent	—	(0.5)	—	—	0.5	—
Proceeds from sales of property, plant and equipment	—	2.3	—	2.2	—	4.5

Net cash provided by (used in) investing activities	—	(4.9)	(0.5)	(31.1)	0.5	(36.0)

Cash flows from financing activities:
Intercompany loans	—	(233.0)	—	233.0	—	—
Intercompany loan repayments	—	429.4	—	(429.4)	—	—
Proceeds from debt issuance, net of discount	—	290.7	—	—	—	290.7
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.4	—	—	—	1.4
Proceeds from exercise of stock options and warrants	—	1.2	—	—	—	1.2
Dividends paid to affiliate	—	—	—	(5.0)	5.0	—
Payments on capital lease obligation	—	(1.1)	—	—	—	(1.1)
Payment of debt issuance costs	—	(12.1)	—	—	—	(12.1)
Equity injections from Parent	—	—	—	0.5	(0.5)	—
Repayment of long term debt	—	(287.1)	—	—	—	(287.1)

Net cash provided by (used in) financing activities	—	189.4	—	(200.9)	4.5	(7.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net increase (decrease) in cash and cash equivalents	—	(3.4)	(0.1)	7.9	—	4.4
Cash and cash equivalents, beginning of period	—	124.9	0.1	61.0	—	186.0

Cash and cash equivalents, end of period	$—	$121.5	$—	$68.9	$—	$190.4

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only. For purposes of the zero coupon convertible senior subordinated notes, SCI LLC is a guarantor but not an issuer.
(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8:    Income Taxes

Geographic sources of loss before income taxes, minority interests and cumulative effect of accounting change are as follows (in millions):

	Year ended December 31,
	2004	2003	2002
United States	$(245.8)	$(190.0)	$(233.2)
Foreign	132.8	53.7	103.6

	$(113.0)	$(136.3)	$(129.6)

The provision for income taxes is as follows (in millions):

	Year ended December 31,
	2004	2003	2002
Current
Federal	$0.3	$—	$—
State and local	—	(0.1)	0.1
Foreign	3.6	7.1	3.0

	3.9	7.0	3.1

Deferred
Federal	—	—	—
State and local	—	—	—
Foreign	3.5	0.7	6.4

	3.5	0.7	6.4

	$7.4	$7.7	$9.5

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.2	8.8	9.0
Foreign withholding taxes	(0.1)	(0.5)	(1.3)
Foreign rate differential	38.4	0.8	36.8
Dividend income from foreign subsidiaries	(30.4)	—	—
Change in valuation allowance	(48.5)	(53.1)	(91.0)
Other	(1.1)	3.4	4.2

	(6.5)%	(5.6)%	(7.3)%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred tax assets as of December 31, 2004 and December 31, 2003 are as follows (in millions):

	Year ended December 31,
	2004	2003
Net operating loss and tax credit carryforwards	$416.8	$348.9
Tax-deductible goodwill	195.6	220.7
Reserves and accruals	13.5	23.0
Property, plant and equipment	38.2	26.0
Inventories	21.2	13.7
Other	9.8	7.9

Gross deferred tax assets	$695.1	$640.2
Valuation allowance	(694.6)	(636.2)

Net deferred tax asset	$0.5	$4.0

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized.

As of December 31, 2004, the Company’s federal, state, and foreign net operating loss carryforwards were $1,046.5 million, $1,113.2 million, and $20.9 million, respectively. If not utilized, these net operating losses will expire in varying amounts from 2006 through 2025. The Company’s ability to utilize its federal net operating loss carryforwards may be limited in the future if the Company experiences an ownership change as defined by the Internal Revenue Code.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Accordingly, during the fourth quarter of 2004, the Company recorded a benefit for the reversal of previously accrued income taxes of $11.2 million. Additionally, during the fourth quarter of 2004, the Company determined that certain foreign tax receivables may not be realized. A reserve was established against these receivables in the amount of $9.9 million, creating additional tax expense for 2004. These foreign income tax receivables are included in other assets and total $6.9 million, net of the reserve at December 31, 2004.

Income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries (approximately $205.8 million at December 31, 2004) over which the Company has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to federal income tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s domestic subsidiaries, or if the Company sells its investment in such subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign withholding taxes of $18.1 million. The Company does not intend to utilize the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004.

Note 9:    Redeemable Preferred Stock

The Company has 100,000 authorized shares of preferred stock. On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Preferred Stock (“the preferred stock”) with a stated value

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

of $100.0 million to an affiliate of TPG. Net proceeds from the sale after deducting issuance costs were approximately $99.2 million. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness. There were $9.9 million, $9.2 million and $8.5 million of preferred stock dividends that accrued during the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company is required to accrete the value of the preferred stock to its redemption value and records such accretion using a straight-line method over the remaining period until the earliest available redemption date of September 7, 2009. Such accretion, which is influenced by changes in the market price of the Company’s common stock, adjusts net income applicable to common stock. Based on the market prices of the Company’s common stock, the Company recorded net accretion charges of $1.5 million, $0.5 million, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. Due to a decline in the Company’s stock price and the change in the applicable percentage from 50% to 20% on June 15, 2004, the previously recognized accretion charges shall be reversed over the remaining period, by the straight-line method, until the earliest available redemption date of September 7, 2009, unless future increases to the Company’s stock price prompt further accretion. Accordingly, $0.3 million of previously recognized accretion charges were reversed during the year ended December 31, 2004, and are included in the net accretion charges of $1.5 million for 2004. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding December 31, 2004 of $4.215, the redemption value of the preferred stock would have been $130.0 million.

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

Note 10:    Common Stock

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On September 23, 2003, the Company completed a public offering (the “September 2003 Equity Offering”) of common stock registered pursuant to its shelf registration statement originally filed with the Securities and Exchange Commission on April 24, 2002 (as amended on March 14, 2003). In connection with this offering, the Company issued approximately 37.0 million shares (including approximately 2.2 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $4.50 per share. The net proceeds of the offering were $156.8 million after deducting the underwriters’ discount of $8.2 million ($0.225 per share) and offering expenses of $1.4 million. After further evaluation, the Company reversed the accrual for unpaid fees of $0.4 million in 2004, which resulted in net proceeds of $157.2 million. The Company used the net proceeds to prepay $152.7 million of its senior bank facilities and to pay $3.8 million of costs associated with the amendment to its senior bank facilities as described in Note 7: “Long-Term Debt”. In connection with this prepayment, the Company wrote off $2.5 million of debt issuance costs.

On February 9, 2004, the Company and its principal stockholder, Texas Pacific Group, completed a public offering (the “February 2004 Equity Offering”) of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 34.4 million shares (including approximately 0.4 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $6.98 per share. The net proceeds from this offering received by the Company were $227.7 million after deducting the underwriting discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million (including $0.2 million that were unpaid as of December 31, 2004 and $0.3 million of bank amendment fees that were paid as of December 31, 2004). The Company did not receive any of the proceeds from the sale of shares by the selling stockholder. The Company used the net proceeds to redeem $70.0 million outstanding principal amount of the first-lien senior secured notes and $105 million outstanding principal amount of the second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. The Company used the remaining net proceeds for general corporate purposes. In connection with this redemption, the Company wrote off $12.0 million of debt issuance costs. In connection with the February 2004 Equity Offering, the Company obtained an amendment and waiver under the credit agreement relating to its senior bank facilities as described in Note 7: “Long-Term Debt”.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Loss per share calculations for 2004, 2003 and 2002 are as follows (in millions, except per share data):

	2004	2003	2002
Net loss before cumulative effect of accounting change	$(123.7)	$(145.2)	$(141.9)
Less: Accretion to redemption value of convertible redeemable preferred stock	(1.5)	(0.5)	—
Less: Convertible redeemable preferred stock dividends	(9.9)	(9.2)	(8.5)

Net loss applicable to common stock before cumulative effect of accounting change	(135.1)	(154.9)	(150.4)
Cumulative effect of accounting change	—	(21.5)	—

Net loss applicable to common stock	$(135.1)	$(176.4)	$(150.4)

Basic weighted average common shares outstanding	247.8	187.4	175.6
Add: Incremental shares for :
Dilutive effect of stock options	—	—	—
Convertible redeemable preferred stock	—	—	—
Zero coupon convertible senior subordinated notes	—	—	—

Diluted weighted average common shares outstanding	247.8	187.4	175.6

Loss per share
Basic:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.55)	$(0.83)	$(0.86)
Cumulative effect of accounting change	—	(0.11)	—

Net loss applicable to common stock	$(0.55)	$(0.94)	$(0.86)

Diluted:
Net loss applicable to common stock before cumulative effect of accounting change	$(0.55)	$(0.83)	$(0.86)
Cumulative effect of accounting change	—	(0.11)	—

Net loss applicable to common stock	$(0.55)	$(0.94)	$(0.86)

Basic loss per share is computed by dividing net loss, adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock, by the weighted average number of common shares outstanding during the period. In periods in which the Company generates income, the two-class method is used to calculate basic earnings per share whereby net income, adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock. The retroactive adoption of Issue 03-6 in 2004 did not impact prior periods due to net losses in those periods.

Diluted loss per share generally would assume the conversion of the convertible redeemable preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options, however, since basic earnings per share under the two-class method is lowered due to the allocation of undistributed earnings to preferred stockholders, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive, and therefore would be excluded from the calculation of diluted earnings per share.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For 2004, 2003 and 2002 the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income during the years ended December 31, 2004, 2003 and 2002, the assumed exercise of stock options would have resulted in additional incremental shares of diluted weighted average common shares outstanding as follows:

	Year Ended December 31,
	2004	2003	2002
Exercise price below average market price
Incremental shares from the assumed exercise of stock options	8.4	5.5	3.5

Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares during these periods were also excluded from the diluted earnings per share calculation. The excluded options were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Exercise price exceeds average market price
Weighted average common shares represented by the assumed exercise of stock options	10.3	11.2	13.3

In determining diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, the assumed conversion of 43.8 million, 40.6 million and 37.5 million shares, respectively of the redeemable preferred stock were also excluded as the related impacts would have been anti-dilutive.

For the year ended December 31, 2004, the assumed conversion of the zero coupon convertible senior subordinated notes into 26.5 million shares was also excluded in determining diluted earnings per share as the conversion would have been anti-dilutive. See Note 3: “Significant Accounting Policies” for further discussion on the future impact of this convertible debt instrument on the Company’s earnings per share calculation.

Note 11:    Stock Options

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

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders have approved amendments to the 2000 Plan which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ending after January 1, 2010. The 2000 Plan has also been amended to increase the maximum number of options granted to any one participant during a fiscal year from 1.0 million shares to 2.5 million, and to allow the Board of Directors to adopt a program of exchanging underwater options for newly issued options.

Generally, the options granted under both plans vest over a period of four years. Under the 1999 Plan, all outstanding options and under the 2000 Plan certain outstanding options vest automatically upon a change of control, as defined, provided the option holder is employed by the Company on the date of the change in control. Under the 2000 Plan, certain other outstanding options vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability), unless otherwise specified in an option holder’s employment or stock option agreement.

There was an aggregate of 9.8 million, 10.4 million and 6.3 million shares of common stock available for grant under the 1999 Plan and the 2000 Plan at December 31, 2004, 2003 and 2002, respectively.

Additional information with respect to the activity of the Company’s stock option plans is as follows (in millions, except per share data):

	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	23.4	$4.11	22.4	$4.63	18.7	$5.91
Grants	7.4	6.45	6.0	2.17	9.0	3.12
Exercises	(2.6)	2.32	(1.9)	1.79	(0.8)	1.50
Cancellations	(2.4)	5.63	(3.1)	5.60	(4.5)	7.47

Outstanding at end of year	25.8	$4.82	23.4	$4.11	22.4	$4.63

Exercisable at end of year	11.5	$5.11	10.5	$5.04	8.8	$4.90

Weighted average fair value of options granted during the period		$3.88		$1.50		$1.91

The following tables summarize options outstanding and options exercisable at December 31, 2004:

	Outstanding Options
	Number Shares (in millions)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.03-$1.50	7.1	6.6	$1.37
$1.65-$2.71	1.9	7.9	1.91
$3.06-$4.99	5.7	7.5	3.60
$5.12-$7.00	4.0	7.4	5.96
$7.02-$9.03	5.3	9.0	7.15
$10.88-$21.38	1.8	5.4	15.92

Totals	25.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Exercisable Options
	Number Shares (in millions)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.03-$1.50	4.2	5.6	$1.44
$1.65-$2.71	0.9	7.9	1.90
$3.06-$4.99	2.5	7.0	3.59
$5.12-$7.00	1.8	6.5	6.05
$7.02-$9.03	0.4	6.8	8.44
$10.88-$21.38	1.7	5.4	15.90

Totals	11.5

These options will expire if not exercised by specific dates through December 2014.

In 2002, the Company recorded charges totaling $4.1 million related to the modification of option terms for employees terminated under various restructuring programs as well as the separation of an executive officer. These charges are included in restructuring, asset impairments and other, net in the consolidated statement of operations with an offsetting credit to additional paid-in capital. In 2002, the Company also recorded $0.4 million of compensation expense related to stock options issued to consultants and other stock option modifications to certain employees. In 2003 and 2004 the Company recorded $0.1 and $0.2 million, respectively related to stock option modifications of certain employees.

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

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees will be limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2004, 2003 and 2002, employees purchased approximately 0.5 million, 0.7 million and 1.0 million shares under the plan. Through December 31, 2004, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 8.5 million shares. As of December 31, 2004, there were 4.0 million shares available for issuance under the Employee Stock Purchase Plan.

Note 12:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with the requirements and regulations of the Internal Revenue Code. The Company expects to contribute $23.7 million in 2005. As discussed below, the 2005 funding is primarily driven by the funding requirements of the Company’s domestic pension plan and based on

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

its current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The domestic pension plan is in the process of termination and the Company has sought the approval to terminate the domestic pension plan from the Pension Benefit Guaranty Corporation, and anticipates receiving approval to terminate this plan in 2005. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

In connection with the recapitalization, the Company established the ON Semiconductor Pension Plan (the “Plan”) that, after one year of service, covered most U.S. employees who were also formerly employees of Motorola. The Plan’s benefit formula was dependent upon each employee’s earnings and years of service. In November 1999, the Plan was amended so that benefit accruals under the Plan were discontinued effective December 31, 2004 for those employees whose combined age and years of service (in complete years) equaled or exceeded 65 at August 4, 1999 (the “Grandfathered Employees”). Benefit accruals under the plan for all other U.S. employees were discontinued effective December 31, 2000. Effective April 15, 2001, the Company terminated the Plan in a standard termination and substantially all accrued benefits were distributed to participants by December 31, 2001. In 2000, the ON Semiconductor Grandfathered Pension Plan (the “Grandfathered Plan”) was established and the assets and accumulated benefits related to the Grandfathered Employees were transferred to the Grandfathered Plan. Upon termination or retirement, employees may elect to receive their benefits in the form of either an annuity contract or a lump-sum distribution.

The assets of the Company’s Grandfathered Plan was invested in short-term fixed income securities at December 31, 2004 and 2003. As of December 31, 2004 and 2003, respectively, the assets of the Company’s foreign plans were invested in 39% and 35% equity securities, 48% and 51% debt securities and 13% and 14% in other investments, which included investment contracts and other short-term investments. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the current economic environment.

In regards to the Grandfathered Plan, the Company reevaluated its current assumptions in light of the actual returns experienced, current annuity rates and the expected discontinuation of benefits as of December 31, 2004 with the subsequent payment of benefits in 2005. The discount rate used to determine the pension obligation at December 31, 2002 and to determine future expense was lowered to 5.0% at December 31, 2002 from 7.4% at December 31, 2001. The discount rates of 5.16% and 4.86% were used to determine the pension obligation at December 31, 2003 and 2004, respectively; and are equal to the rates used to calculate the benefit payments expected to occur in those years.

In addition, the expected return on plan assets used to determine future expense was lowered to 2.5%, reflecting the Company’s change in investment policy regarding the assets of the Grandfathered Plan. Upon the termination of the Grandfathered Plan, the Company is obligated to ensure that the Grandfathered Plan has assets sufficient to pay accrued benefits.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The assumed rate of return on plan assets for these plans for 2005 is 3.47%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, we assume our long-term asset mix will generally be consistent with the current mix.

As described in Note 4 “Accounting Changes,” effective January 1, 2003, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2004			2003			2002
	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	$1.5	$0.9	$2.4	$1.7	$1.3	$3.0	$1.8	$1.3	$3.1
Interest cost	2.0	0.9	2.9	2.4	0.9	3.3	3.0	0.8	3.8
Expected return on plan assets	(0.5)	(0.2)	(0.7)	(0.5)	(0.3)	(0.8)	(1.2)	(0.3)	(1.5)
Amortization of prior service cost	0.1	0.3	0.4	0.1	0.3	0.4	0.1	0.3	0.4
Settlement losses	—	—	—	—	—	—	0.4	—	0.4
Curtailment gain	0.7	(0.6)	0.1	—	—	—	—	(0.3)	(0.3)
Cumulative effect of accounting change	—		—	20.0	1.5	21.5	—	—	—
Other losses (gains)	2.5	(0.4)	2.1	(0.9)	—	(0.9)	4.9	—	4.9

Total net periodic pension cost	$6.3	$0.9	$7.2	$22.8	$3.7	$26.5	$9.0	$1.8	$10.8

Weighted average assumptions
Discount rate	4.86%	4.32%		5.16%	4.29%		7.40%	5.08%
Expected return on plan assets	2.50%	3.47%		2.50%	5.73%		8.50%	3.17%
Rate of compensation increase	3.00%	3.18%		3.00%	3.17%		3.00%	3.77%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,
	2004			2003
	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$39.5	$22.6	$62.1	$46.8	$19.3	$66.1
Service cost	1.5	0.9	2.4	1.7	1.3	3.0
Interest cost	2.0	0.9	2.9	2.4	0.9	3.3
Net actuarial (gain) or loss	2.3	(0.1)	2.2	(1.1)	(0.1)	(1.2)
Cutailment gain	—	(0.6)	(0.6)	—	—	—
Benefits paid	(5.5)	(0.4)	(5.9)	(10.3)	(0.5)	(10.8)
Translation loss	—	0.4	0.4	—	1.7	1.7

Projected benefit obligation at the end of the year	$39.8	$23.7	$63.5	$39.5	$22.6	$62.1

Accumulated benefit obligation at the end of the year	$39.8	$20.3	$60.1	$38.8	$18.7	$57.5

Change in plan assets
Fair value of plan assets at the beginning of the year	$13.7	$5.8	$19.5	$17.2	$4.0	$21.2
Actual return on plan assets	0.2	0.6	0.8	0.4	0.3	0.7
Benefits paid from plan assets	(5.5)	(0.4)	(5.9)	(10.3)	(0.5)	(10.8)
Employer contributions	10.9	2.0	12.9	6.4	1.6	8.0
Translation gain	—	0.1	0.1	—	0.4	0.4

Fair value of plan assets at the end of the year	$19.3	$8.1	$27.4	$13.7	$5.8	$19.5

Net amount recognized
Funded status	$(20.5)	$(15.6)	$(36.1)	$(25.8)	$(16.8)	$(42.6)
Unrecognized prior service cost	—	1.5	1.5	0.7	1.8	2.5

Net amount recognized	$(20.5)	$(14.1)	$(34.6)	$(25.1)	$(15.0)	$(40.1)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(20.5)	$(1.6)	$(22.1)	$(10.9)	$(1.5)	$(12.4)
Other long-term liabilities	—	(12.5)	(12.5)	(14.2)	(13.6)	(27.8)
Intangible asset	—	—	—	—	0.1	0.1

Net amount recognized	$(20.5)	$(14.1)	$(34.6)	$(25.1)	$(15.0)	$(40.1)

Weighted average assumptions at the end of the year
Discount rate	4.86%	4.32%		5.16%	4.29%
Rate of compensation increase	0.0%	3.07%		3.00%	3.18%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $60.6 million, $59.0 million, and $25.3 million, respectively, as of December 31, 2004 and $59.4 million, $56.5 million, and $17.7 million, respectively as of December 31, 2003.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The expected benefits for the Company’s defined benefit plans by year from 2005 through 2009 and the five years thereafter are as follows (in millions):

Expected benefit payments
2005	$42.3
2006	0.9
2007	1.0
2008	1.2
2009	1.5
5 years thereafter	8.5

Total	$55.4

The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. The total accrued pension liability of $34.6 million and $40.2 million at December 31, 2004 and 2003, respectively, including additional minimum pension liability of $0.1 million at December 31, 2003, The additional minimum liability was offset by a $0.1 million intangible asset at December 31, 2003.

Defined Contribution Plans

The Company has a deferred compensation savings plan (“the Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. Effective January 1, 2000, the Company began a matching contribution of 100% of the first 4% of employee contributions, and 50% of the next 4% of employee contributions, as defined in the Savings Plan.

Effective March 1, 2001 the Company amended the Savings Plan to make the matching contribution discretionary. Effective January 1, 2002, the Company reinstated a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, up to an additional 50% of the next 6% of employee contributions. The Company recognized $3.9 million, $3.3 million and $4.0 million of expense relating to matching contributions in 2004, 2003 and 2002, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.2 million, $0.4 million and $0.4 million relating to these plans for the years ended 2004, 2003 and 2002, respectively.

Note 13:    Financial Instruments

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

At December 31, 2004 and 2003, the Company had net outstanding foreign exchange contracts with notional amounts of $28.4 million and $3.0 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2004 and 2003 (in millions):

	December 31,
	2004 Buy (Sell)	2003 Buy (Sell)
Japanese Yen	$(3.9)	$—
Euro	(20.0)	2.6
Taiwan Dollar	(4.5)	—
Slovakia Koruna	—	0.4

	$(28.4)	$3.0

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2004, the counterparties on the Company’s foreign exchange contracts are three highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2004, 2003 and 2002, realized and unrealized foreign currency transaction gains (losses) totaled $(4.2) million, $4.6 million and $0.2 million, respectively.

Interest Rate Agreements

At December 31, 2003, the Company had an interest rate swap with a notional amount of $100.0 million. The interest rate swap was a floating-to-fixed rate agreement based on LIBOR with quarterly interest rate resets. The $100.0 million swap had a fixed rate of 5.9% and expired in December 2004. During 2003, the Company also had a $55.0 million swap with a fixed rate of 6.8% that expired in September 2003. The notional amounts are used solely as the basis for which the payment streams are calculated and exchanged. The notional amount is not a measure of the exposure to the Company through the use of the swaps. Amounts to be paid or received under each contract were recorded in either other current assets or accrued expenses in the accompanying consolidated balance sheet and as an adjustment to interest expense.

During the fourth quarter of 2004, the Company entered into a series of thirty interest rate swap agreements with notional amounts ranging from $210.0 million to $12.5 million each. Each interest rate swap agreement is a floating-to-fixed rate agreement based on LIBOR, and has a one-quarter duration prior to expiration. Each quarter, two interest rate swap agreements are in force through September 2008, with separate high quality counterparties to diversify risks. The total notional amount of the two interest rate swap agreements in force as of December 31, 2004, was $420.0 million. The counterparties on these interest rate swap agreements are highly rated financial institutions.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

These interest rate swap agreements are designated cash flow hedges protecting cash flows arising from the underlying variable rate debt. The floating rate component of the swap interest rates are set in parallel with the underlying debt ensuring effectiveness of the floating rate components of both swap and debt and interest rates and are set on the same day at the end of each quarter. The fixed rate component of the swap agreements were predefined at execution. The notional amounts are used as the basis for which the payment streams are calculated and exchanged; however, the notional amount is not a measure of the exposure to the Company because future growth in cash on the balance sheet coupled with scheduled principal payments on the debt serves as a partial offset to interest expense increases. Thus, hedges of the original notional amount are not required to protect the Company from risk while maintaining its targeted fixed-to-floating debt mix.

Amounts to be paid or received under each contract are recorded either in other current assets or in accrued expenses, within the accompanying consolidated balance sheet, and as an adjustment to interest expense.

Other

At December 31, 2003, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 14:    Fair Value of Financial Instruments

The Company uses the following methods to estimate the fair values of its financial instruments:

Cash and cash equivalents

The carrying amount approximates fair value due to the short-term maturities of such instruments.

Short-term Investments

The fair values of the Company’s short-term investments are determined by obtaining quoted market prices of such instruments.

Long-term Debt, Including Current Portion

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

Series A Cumulative Convertible Redeemable Preferred Stock

The fair value of the Company’s cumulative convertible redeemable preferred stock as of December 31, 2004 and 2003 were estimated as the sum of the present value of the related future cash flows discounted at a rate for a financial instrument with similar characteristics plus the estimated fair value of the conversion option using the Black Scholes option-pricing model.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows (in millions):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	80.0	79.9	—	—
Long-term debt, including current portion	(1,151.8)	(1,156.9)	(1,302.9)	(1,426.2)
Foreign currency exchange contracts	(0.1)	(0.1)	0.9	0.9
Interest rate agreements	(0.7)	(0.7)	(4.6)	(4.6)
Series A preferred stock	(131.1)	(218.8)	(119.7)	(280.8)

Note 15:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2004 (in millions):

Year ending December 31,
2005	$7.1
2006	3.6
2007	1.1
2008	0.6
2009	0.6
Thereafter	1.0

Total	$14.0

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2004, 2003 and 2002 was $9.2 million, $13.3 million and $12.3 million, respectively.

At December 31, 2004, the Company has a letter of credit totaling $2.6 million to secure obligations under a service agreement with an information technology vendor and a letter of credit totaling $2.2 million under a hardware and software lease with another information technology vendor. A downgrade in the Company’s debt rating could trigger acceleration of remaining amounts due under the service agreement, a portion of which would be satisfied by the letters of credit. The service agreement expires in 2006 and the $2.6 million letter of credit related to the service agreement expires in 2005. The hardware and software lease expires in 2009 and the $2.2 million letter of credit related to the lease expires in 2005, and will be renewed each year until the end of the lease obligation.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Manufacturing facilities in Slovakia and those of the Company’s majority-owned subsidiary in the Czech Republic have ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that these facilities were operated by government-owned entities. In each case, these remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The governments of the Czech Republic and Slovakia have agreed to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

The Company’s manufacturing facility in East Greenwich, Rhode Island has adjoining property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a Settlement Agreement and Covenant Not To Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Based on the information available, any costs to the Company in connection with this matter are not expected to be material.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Securities Class Action Lawsuit. During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of the Company’s former officers, current and former directors and the underwriters for the Company’s initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against the Company are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

AMS Matter. On March 22, 2005, the Company and certain of its subsidiaries entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement the Company paid AMS $2.4 million in cash upon the signing of the agreement. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

prejudice and each party will bear its own costs and fees incurred in connection with the litigation. The settlement agreement requires that the Company and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the pending litigation, which arbitration shall be held on or before September 1, 2005. If the arbitrator rules in favor of AMS, the Company will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in favor of the Company, AMS will not be entitled to any additional amounts of money from the Company. Each party shall bear its own costs and fees incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator. The Company had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter.

The matter originated out of an action filed in October 2003 in Arizona Superior Court by AMS against the Company. The complaint (i) alleges that the Company breached a foundry agreement entered into in 2000 under which AMS was to provide services to the Company, and (ii) claims tortious interference with contract. The complaint seeks approximately $5.8 million in contract damages, plus interest, costs, attorneys’ fees and exemplary damages.

The Company plans to vigorously defend itself at the arbitration and believes that it will prevail at the proceeding, although there can be no assurances that this will in fact occur. The Company believes that the outcome will not have a material adverse effect on its consolidated financial condition, results of operation or cash flows.

Note 16:    Related Party Transactions

In connection with the amendment to the Company’s senior bank facilities in August 2001, any management fees payable to TPG or its affiliates by the Company will not accrue and not be payable in cash until the Company’s quarterly financial statements demonstrate that certain financial ratios have been achieved. TPG subsequently agreed that these fees will not accrue during the period in which the Company was not permitted to pay such fees in cash. During 2004, no TPG management fee was paid or accrued. During the fourth quarter of 2004, the Company met the requisite conditions under its amended debt agreements to allow for such annual management fee to resume. However, no services were performed by TPG during the fourth quarter of 2004, and accordingly no annual management fees were accrued for or paid during the year. Subsequent to December 31, 2004, TPG waived the right to any future management fee subject to the Company paying certain costs and expenses associated with a resale shelf registration statement of the Company’s common stock presently owned by TPG.

During 2004 the Company incurred approximately $0.2 million of costs and expenses on behalf of TPG in connection with the March 2004 registration with the Securities and Exchange Commission of approximately 111.8 million shares of the Company’s common stock, which are owned by TPG.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During 2003, Motorola sold its shares of the Company’s common stock and is no longer a related party. Therefore, related party activities between the Company and Motorola are presented as follows (in millions) only for the years ended December 31, 2003 and December 31, 2002, and as of December 31, 2003, when Motorola was a related party:

	Year ended December 31,
	2003	2002
Cash paid for:
Purchases of manufacturing services from Motorola	$8.9	$14.3

Cost of other services, rent and equipment purchased from Motorola	$0.8	$1.5

Cash received for:
Freight sharing agreement with Motorola	$—	$21.4

Rental of property and equipment to Motorola	$5.6	$9.1

Product sales to Motorola	$74.9	$99.5

As of December 31, 2003
Accounts receivable from Motorola	$7.7

Accounts payable to Motorola	$0.4

Accrued expenses payable to Motorola	$0.7

Long-term debt payable to Motorola	$139.9

Note 17:    Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2004	2003	2002
Non-cash financing activities:
Equipment acquired through capital leases	$7.6	$6.6	$—
Cash (received) paid for:
Interest income	$(2.3)	$(2.4)	$(6.5)
Interest expense	103.1	146.1	110.3
Income taxes	4.5	2.5	1.8

Note 18:    Segment Information

The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor components. The Company has four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company re-evaluated its segment disclosures in 2004 in light of EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (see Note 3: Significant Accounting Policies). Also, in December 2004 the Company announced the alignment of new divisions in order to gain maximum efficiencies in market and production processes. The Company’s reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent management’s view of the Company’s businesses and inform how it evaluates the progress of its major components. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. The standard logic product unit, however, whose results are included in our Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $89.7 million in 2004.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not specifically identify and allocate any assets by operating segment. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, income taxes and certain other unallocated expenses.

The Company’s wafer manufacturing facilities fabricate integrated circuits for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. The expenses of these groups are allocated to the operating segments based on specific and general criteria and are included in the operating results reported below. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which includes corporate research and development costs, unallocated inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any product segment.

Information about segments for the year ended December 31, 2004 is as follows, in millions (corresponding information for the years ended December 31, 2003 and 2002 is not included because it would be impractical to do so as operating expenses were not allocated in the same manner or detail that would allow for comparable disclosure):

	Integrated Power Group	Analog Products Group	Total
Year ended December 31, 2004:
Revenues from external customers	$705.5	$561.4	$1,266.9
Segment operating income	$103.1	$93.4	$196.5

Revenues from external customers for the Integrated Power Group for the years ended December 31, 2003 and 2002, were $575.3 million and $566.8 million, respectively. Revenues from external customers for the Analog Products Group for the years ended December 31, 2003 and 2002, were $493.8 million and $526.9 million, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

2004
Operating income for reportable segments	$196.5
Unallocated amounts:
Restructuring, asset impairments and other, net	(19.6)
Other unallocated manufacturing costs	(11.5)
Other unallocated operating expenses	(15.5)

Operating income	$149.9

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacturers. It is, therefore, not meaningful to present operating profit by geographic location. The Company conducts a substantial portion of its operations outside of the United States and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

Revenues by geographic location and product line, including local sales and exports made by operations within each area, are summarized as follows (in millions):

	Year ended December 31,
	2004	2003	2002
United States	$343.4	$317.6	$391.7
The Other Americas	4.1	4.0	8.2
Europe	209.1	189.3	202.7
China	361.7	252.6	221.3
Singapore	151.3	123.2	117.6
The Other Asia/Pacific	197.3	182.4	152.2

	$1,266.9	$1,069.1	$1,093.7

	Year ended December 31,
	2004	2003	2002
Power Management and Standard Analog	$381.3	$333.4	$362.7
MOS Power Devices	235.0	152.5	138.7
High Frequency Clock and Data Management	90.4	80.5	72.0
Standard Components	560.2	502.7	520.3

	$1,266.9	$1,069.1	$1,093.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2004	2003
China	$116.9	$119.2
United States	91.6	110.2
Europe	88.6	89.4
Malaysia	72.4	78.7
Japan	75.0	71.7
The Other Asia/Pacific	25.2	25.7
The Other Americas	2.3	4.2

	$472.0	$499.1

Sales to Motorola and two other customers accounted for approximately 8%, 9% and 12%, respectively of the Company’s revenue during 2004 compared to approximately 7%, 9% and 13%, respectively during 2003, and approximately 8%, 10% and 10%, respectively during 2002.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information for 2004 and 2003 follows (in millions, except per share data):

	Quarter ended 2004
	April 2 (1)	July 2 (2)	October 1	December 31 (3)
Revenues	$308.2	$333.5	$318.4	$306.8
Gross profit	95.9	112.4	103.0	98.6
Net income (loss)	(47.6)	(3.5)	15.7	(88.3)
Diluted net income (loss) per common share	$(0.23)	$(0.02)	$0.04	$(0.36)

	Quarter ended 2003
	April 4 (4)	July 4 (5)	October 3 (6)	December 31 (7)
Revenues	$269.5	$256.2	$264.8	$278.6
Gross profit	74.8	73.9	73.6	78.4
Net income (loss) before cumulative effect of accounting change	(29.0)	(57.5)	(16.3)	(42.4)
Net income (loss)	(50.5)	(57.5)	(16.3)	(42.4)
Diluted net income (loss) before cumulative effect of accounting change per common share	$(0.18)	$(0.34)	$(0.10)	$(0.21)
Diluted net income (loss) per common share	$(0.30)	$(0.34)	$(0.10)	$(0.21)

(1)	In February 2004, the Company completed a public offering of common stock resulting in net proceeds of $227.7 million. The net proceeds were used to redeem $70.0 million outstanding principal amount of the first-lien senior secured notes and $105 million outstanding principal amount of the second-lien senior secured notes. See Note 10, “Common Stock” for further details of the offering costs and use of proceeds. In March 2004, the Company recorded net charges from restructuring, asset impairments and other of $13.1 million. The charges included $12.0 million of loss on sale of fixed assets, $1.0 million to cover employee separation costs and $0.1 million of exit costs.
(2)	In April 2004, the Company commenced a cash tender offer for all of its outstanding 12% Senior Subordinated Notes. The Company redeemed the total $260.0 million due on the notes at 106% of par value, using cash and cash equivalents. In order to finance the offer, the Company issued $260.0 million in zero coupon convertible senior subordinated notes due 2024 and cash on hand. In June 2004, the Company recorded $2.3 million in net restructuring, asset impairment and other charges. These charges include $2.1 million of employee separation charges, $0.2 million charge to cover costs associated with the separation of one of the Company’s executive officers and $0.2 million in exit costs. These charges were offset by the reversal of $1.6 million in charges associated with the December 2002 restructuring program for a net charge of $0.9 million for the quarter. See Note 5, “Restructuring, Asset Impairments and Other, net” for details of the reserve adjustments.
(3)

During the fourth quarter of 2004, the Company recorded net restructuring, asset impairment and other charges of $5.6 million which include $3.3 million of asset impairments associated with the Company’s restructuring programs, $1.9 million of exit costs, and $0.4 million of employee separation charges. In December 2004, the Company refinanced $645.5 million of term loans under its senior bank facilities, replacing $320.5 million of its tranche F term loan facility with $645.5 million of a tranche G term loan facility. Proceeds from the tranche G term loan facility were used to prepay $130.0 million principal outstanding of the first-lien senior secured notes due 2010 and $195.0 million principal outstanding of the second-lien senior secured notes due 2008. In connection with this refinancing, the Company incurred $96.3 million for loss on debt prepayment which was comprised of $67.2 million in redemption premiums, $26.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — Continued

million in capitalized closing costs and unamortized debt discounts that were written off, $2.7 million of arrangement fees, dealer manager fees and incentive fees, and $0.2 million of expenses to third parties.

(4)	Effective January 1, 2003, the Company changed its method of accounting for net unrecognized actuarial gains or losses related to its defined benefit pension obligations. The cumulative effect of this accounting change for the periods prior to January 1, 2003, was a charge of $21.5 million both before and after income taxes.
(5)	In June 2003, the Company recorded net restructuring, asset impairment and other charges totaling $13.3 million associated with its worldwide restructuring programs. The charges included $0.4 million to cover employee separation costs relating to the termination of approximately 16 employees, $1.4 million of lease and contract termination exit costs, $10.5 million of asset impairments and an additional $1.0 million associated with a supply contract that was terminated as part of the June 2002 restructuring program. Also during the second quarter of 2003, the Company recorded non-cash impairment charges totaling $21.3 million consisting of $20.8 million related to the write-off of the developed technology intangible asset associated with the April 2000 purchase of Cherry Semiconductor Corporation and a $0.5 million write-off of a cost-basis investment.
(6)	In September 2003, the Company recorded a $4.6 million gain in connection with the sale of the Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2001 restructuring programs and an additional $0.1 million charge associated with its March 2002 restructuring program.
(7)	In December 2003, the Company recorded $29.9 million of restructuring, asset impairments and other charges. These charges included $5.2 million to cover employee separation costs for East Greenwich of $3.8 million for approximately 325 employees and a portion of the total severance charges for approximately 460 employees in the Czech Republic of $0.5 million and a remaining $0.9 million charge relates to severance benefits for approximately 10 employees in general and administrative functions in the United States and Europe. The December 2003 restructuring also included $0.4 million of lease and contract termination exit costs, $20.2 million of asset impairments associated with the Company’s restructuring programs, and $4.3 million of other charges associated with the write-down of certain other assets. The Company also recorded a $0.2 million reversal of amounts previously recorded in connection with the Company’s June 2001 and December 2002 restructuring programs.

ON SEMICONDUCTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Writeoffs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2002	$2.3	$—	$—		$0.4	$1.9

Year ended December 31, 2003	$1.9	$0.5	$—		$—	$2.4

Year ended December 31, 2004	$2.4	$—	$—		$—	$2.4

Allowance for deferred tax assets
Year ended December 31, 2002	$450.6	$117.9	$(4.1	)(1)	$—	$564.4

Year ended December 31, 2003	$564.4	$72.4	$(0.6	)(2)	$—	$636.2

Year ended December 31, 2004	$636.2	$54.8	$3.6	(3)	$—	$694.6

(1)	Primarily represents the net release of the valuation allowance related to the additional minimum pension liability and effects of cash flow hedges recorded in accumulated other comprehensive loss.
(2)	Primarily represents the valuation allowance related to the additional minimum pension liability and effects of cash flow hedges recorded in accumulated other comprehensive loss, partially offset by the valuation allowance related to the cumulative effect of accounting change in 2003 and to the tax benefit for stock options.
(3)	Represents the valuation allowance related to the tax benefit for stock options.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002 (incorporated by reference from Exhibit 3.1(a) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.2 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Certificate of Designations relating to the Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.1(b) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

4.2(b)	Certificate of Amendment to the Certificate of Designations of Series A Cumulative Convertible Preferred Stock of ON Semiconductor Stock (incorporated by reference from Exhibit 4.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.3	Specimen of Share Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.4	Purchase Agreement, dated as of August 4, 1999, SCG Holding Corporation, Semiconductor Components Industries, LLC, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.5	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.6	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

Exhibit No.	Exhibit Description

4.7	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.8	Warrant Agreement dated as of October 11, 2001, between ON Semiconductor Corporation and Bain & Company, Inc. (incorporated by reference from Exhibit 4.7 to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

4.9	Purchase Agreement dated as of March 31, 2004, ON Semiconductor Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. Lehman Brothers Inc. relating to $260,000,000 zero coupon convertible senior subordinated noted due 2024 (incorporated by reference from Exhibit 4.1 of First Quarter 2004 Form 10-Q filed with the Commission on May 10, 2004)

4.10	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.11	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.12	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.13	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.14	Certification dated August 31, 2004 from U.S. Bank National Association, as Trustee, under the Indenture dated as of August 4, 1999 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and the Trustee, regarding the satisfaction and discharge of the Indenture, and its release and cancellation (incorporated by reference from Exhibit 4.1 of Third Quarter 2004 Form 10-Q filed with the Commission on November 4, 2004)

4.15	Certification dated December 29, 2004 from Wells Fargo Bank, National Association, as Trustee, under the Indenture dated as of May 6, 2002 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and the Trustee, regarding the satisfaction and discharge of the Indenture, and its release and cancellation(1)

4.16	Certification dated December 29, 2004 from Wells Fargo Bank, National Association, as Trustee, under the Indenture dated as of March 3, 2003 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Note Guarantors named therein and the Trustee, regarding the satisfaction and discharge of the Indenture, and its release and cancellation(1)

Exhibit No.	Exhibit Description

10.1	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.6(a)	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.6(b)	First Lease Amendment to Lease for 52nd Street property, dated April 19, 2000, between Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.14(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)

10.7	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Separation Agreement, made as of November 21, 2002, by and among Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.19(c) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.8(b)	Amendment to Separation Agreement, dated as of February 25, 2003, by and between Steven Hanson, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.19(d) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.9	Termination Agreement made as of January 29, 2002, between Michael Rohleder and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.1(a) of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.10	Separation Letter Agreement dated February 28, 2001 (with attached General Release and Waiver dated March 10, 2001), between James Thorburn and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.2 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)(2)

Exhibit No.	Exhibit Description

10.11(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.11(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.11(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.11(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.12	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.13	Termination Agreement made as of May 3, 2002, between Semiconductor Components Industries, LLC and Dario Sacomani (incorporated by reference from Exhibit 10.5 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.14(a)	Pledge and Security Agreement, dated as of November 8, 1999, between Semiconductor Components Industries, LLC and James Thorburn (incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)(2)

10.14(b)	Promissory Note/ Security Interest, dated as of November 8, 1999, from James Thorburn to Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.15(a)	ON Semiconductor Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.31 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.15(b)	First Amendment to the ON Semiconductor Corporation (fka SCG Holding Corporation) Executive Deferred Compensation Plan, as previously amended, dated September 19, 2000 (incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-107895 filed with the Commission on August 12, 2003)(2)

10.15(c)	Second Amendment to the ON Semiconductor Amended and Restated Executive Deferred Compensation Plan effective January 1, 2002 (incorporated by reference from Exhibit 10.7 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.16	Junior Subordinated Note Due 2011 (incorporated by reference from Exhibit 10.24 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

10.17(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.17(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

Exhibit No.	Exhibit Description

10.17(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.17(d)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.17(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.17(f)	Performance Based Stock Option Agreement (Peter Green) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.17(g)	Performance Based Stock Option Agreement (Larry Sims) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.4 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.17(h)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.17(i)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.18	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.19	ON Semiconductor Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.35 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.20	Form of Master Trust Agreement for the ON Semiconductor Deferred Compensation Plans (incorporated by reference from Exhibit 10.36 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.21	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.22	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.23(a)	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $20 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.23(b)	Letter for Loan Extension Application for a loan in an amount up to $20 million, dated November 5, 2003, from Leshan-Phoenix Semiconductor Co. Ltd. to ICBC, Leshan City Branch (incorporated by reference from Exhibit 10.32(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

Exhibit No.	Exhibit Description

10.23(c)	Loans Renewal Agreement between Leshan Phoenix Semiconductor Co. Ltd. and Industrial and Commercial Bank of China, Leshan City Branch for a loan in an amount up to $20 million, dated March 5, 2004 Branch (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

10.24(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.24(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.25	Separation Agreement, dated as of March 31, 2003, by and among John Kurtzweil, ON Semiconductor Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 10.38(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.26(a)	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.26(b)	Amendment No. 1 to Employment Agreement for William Bradford, executed on March 20, 2003, by and between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.39(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.27	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on November 5, 2004 between SCG (China) Holding Corporation and Leshan Radio Company Ltd.(1)

10.28(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.28(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.29(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.54 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.29(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

Exhibit No.	Exhibit Description

10.30(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.55 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.30(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.31	Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.56 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.32	Employment Offer Letter dated March 14, 2003, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.57 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.33	Letter Agreement relating to the employment of Peter Zdebel, dated as of March 31, 2003, by and between Semiconductor Components Industries, LLC and Peter Zdebel (incorporated by reference from Exhibit 10.58 to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.34	Amendment and Restatement Agreement, dated as of December 23, 2004 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, and JPMorgan Chase Bank, N.A. as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of February 14, 2003 (as amended, supplemented and modified and in effect on the date hereof), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and the administrative agent(1)

10.35	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of December 23, 2004, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and syndication agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.34 hereto)(1)

10.36	Reaffirmation Agreement, dated as of December 23, 2004 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, N.A. as administrative agent, issuing bank and collateral agent for the benefit of the lenders(1)

10.37(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.37(b)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

Exhibit No.	Exhibit Description

10.37(c)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

14	ON Semiconductor Corporation Code of Business Conduct Branch (incorporated by reference from Exhibit 14 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

18	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principles (incorporated by reference from Exhibit 18 of First Quarter 2001 Form 10-Q filed with the Commission on May 14, 2001)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

