Form 10-Q
period 2005-04-01
ON SEMICONDUCTOR CORP
filed 2005-05-09
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 2, 2005:

Class	Number of Shares
Common Stock; $.01 par value	255,216,064

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	April 1, 2005	December 31, 2004
Assets
Cash and cash equivalents	$177.5	$105.7
Short term investments	26.6	80.0
Receivables, net	151.2	131.5
Inventories, net	175.8	193.4
Other current assets	19.3	23.6
Deferred income taxes	3.1	2.8

Total current assets	553.5	537.0
Property, plant and equipment, net	455.6	472.0
Goodwill	77.3	77.3
Other assets	25.9	23.8

Total assets	$1,112.3	$1,110.1

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Deficit
Accounts payable	$90.8	$104.4
Accrued expenses	105.4	100.4
Income taxes payable	4.1	2.4
Accrued interest	0.4	1.2
Deferred income on sales to distributors	96.9	96.7
Current portion of long-term debt	19.1	20.0

Total current liabilities	316.7	325.1
Long-term debt	1,126.9	1,131.8
Other long-term liabilities	31.6	32.2
Deferred income taxes	0.4	2.3

Total liabilities	1,475.6	1,491.4

Commitments and contingencies (See Note 9)	—	—

Minority interests in consolidated subsidiaries	24.9	25.4

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 10,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value — $132.6 and $130.0	133.6	131.1

Common stock ($0.01 par value, 500,000,000 shares authorized, 255,209,185 and 254,790,578 shares issued and outstanding)	2.5	2.5
Additional paid-in capital	1,114.5	1,116.0
Accumulated other comprehensive income (loss)	3.8	1.1
Accumulated deficit	(1,642.6)	(1,657.4)

Total stockholders’ deficit	(521.8)	(537.8)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,112.3	$1,110.1

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(unaudited)

	Quarter Ended
	April 1, 2005	April 2, 2004
Revenues	$302.4	$308.2
Cost of revenues	206.2	212.3

Gross profit	96.2	95.9

Operating expenses:
Research and development	23.1	23.5
Selling and marketing	19.3	18.4
General and administrative	20.4	17.2
Restructuring, asset impairments and other, net	1.1	13.1

Total operating expenses	63.9	72.2

Operating income	32.3	23.7

Other income (expenses), net:
Interest expense	(14.6)	(34.3)
Interest income	0.9	0.4
Realized and unrealized foreign currency gains (losses)	(1.0)	(1.7)
Loss on debt prepayment	—	(33.0)

Other income (expenses), net	(14.7)	(68.6)

Income (loss) before income taxes and minority interests	17.6	(44.9)
Income tax provision	(1.8)	(1.6)
Minority interests	(1.0)	(1.1)

Net income (loss)	14.8	(47.6)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	(1.8)
Less: Convertible redeemable preferred stock dividends	(2.6)	(2.4)
Less: Allocation of undistributed earnings to preferred stockholders	(1.9)	—

Net income (loss) applicable to common stock	$10.4	$(51.8)

Comprehensive income (loss):
Net income (loss)	$14.8	$(47.6)
Foreign currency translation adjustments	(0.7)	0.7
Effects of cash flows hedges	3.6	1.2
Unrealized losses on deferred compensation plan investments	(0.2)	—

Comprehensive income (loss):	$17.5	$(45.7)

Income (loss) per common share:
Basic:	$0.04	$(0.23)

Diluted:	$0.04	$(0.23)

Weighted average common shares outstanding:
Basic	255.0	229.5

Diluted	287.8	229.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	April 1, 2005	April 2, 2004
Cash flows from operating activities:
Net income (loss)	$14.8	$(47.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25.1	26.3
(Gain) loss on sale of fixed assets	(0.5)	12.1
Non-cash portion of loss on debt prepayment (1)	—	12.0
Amortization of debt issuance costs and debt discount	0.5	1.9
Provision for excess inventories	3.1	—
Non-cash interest on junior subordinated note payable	3.9	3.5
Deferred income taxes	(2.2)	(0.8)
Other	0.7	1.2
Changes in assets and liabilities:
Receivables	(20.2)	(17.3)
Inventories	14.5	(12.2)
Other assets	3.1	6.0
Accounts payable	(13.3)	10.7
Accrued expenses	5.9	11.6
Income taxes payable	1.7	—
Accrued interest	(0.8)	(9.2)
Deferred income on sales to distributors	0.2	14.9
Other long-term liabilities	(0.3)	(1.3)

Net cash provided by operating activities	36.2	11.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(9.0)	(30.6)
Proceeds from sales of property, plant and equipment	0.7	—
Purchases of held-to-maturity securities (2)	(2.1)	(0.5)
Purchases of available-for-sale securities (2)	(16.1)	(71.5)
Proceeds from sales of held-to-maturity securities (2)	8.3	—
Proceeds from sales of available-for-sale securities (2)	63.9	42.5

Net cash provided by (used in) investing activities	45.7	(60.1)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	0.5	0.5
Proceeds from stock option exercises and warrants	0.5	3.9
Proceeds from issuance of common stock, net of issuance costs	—	228.9
Payment of capital lease obligation	(1.8)	(0.6)
Payment of debt issuance and amendment costs	(0.2)	(0.3)
Dividend to minority shareholder of consolidated subsidiary	(1.5)	(1.0)
Repayment of long-term debt	(7.6)	(177.9)

Net cash provided by (used in) financing activities	(10.1)	53.5

Effect of exchange rate changes on cash and cash equivalents	—	0.1

Net increase in cash and cash equivalents	71.8	5.3
Cash and cash equivalents, beginning of period	105.7	186.6

Cash and cash equivalents, end of period (2)	$177.5	$191.9

(1)	For the quarter ended April 2, 2004, amounts have been revised to exclude the cash portion of the loss on debt prepayments (which represents the redemption premium that was also previously presented as a financing activity cash out flow) from the adjustments to reconcile net income (loss) to net cash provided by operating activities.
(2)	For the quarter ended April 2, 2004, amounts have been revised to include the cash flows resulting from the purchases and proceeds of short-term investments. Cash and cash equivalents as of April 2, 2004 was revised to exclude short-term investments of $29.5.

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

The accompanying unaudited financial statements as of April 1, 2005 and for the three months ended April 1, 2005 and April 2, 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2: Liquidity

During the three months ended April 1, 2005, the Company reported net income of $14.8 million compared to a net loss of $47.6 million for the three months ended April 2, 2004. The Company’s net income included net charges from restructuring, asset impairments and other, net of $1.1 million, for the three months ended April 1, 2005 as compared to a net charge of $13.1 million for the three months ended April 2, 2004. The Company’s net loss for the three months ended April 2, 2004 also included charges of $33.0 million for loss on debt prepayment. Net cash provided by operating activities was $36.2 million for the three months ended April 1, 2005, as compared to net cash provided by operating activities of $11.8 million for the three months ended April 2, 2004.

At April 1, 2005, the Company had $177.5 million in cash and cash equivalents, $26.6 million in short-term investments, net working capital of $236.8 million, term and revolving debt of $1,146.0 million in the aggregate and a stockholders’ deficit of $521.8 million. The Company’s long-term debt includes $643.9 million under its senior bank facilities; $260.0 million of its zero coupon convertible senior subordinated notes due 2024; $158.1 million under its 10% junior subordinated note due 2011; $19.0 million under a note payable to a Japanese bank due 2005 through 2010; $59.0 million under loan facilities with Chinese banks due 2005 through 2013; and $6.0 million of capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements as of April 1, 2005 and expects to remain in compliance over the next twelve months.

The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its financing agreements and to fund working capital, capital expenditures and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through April 1, 2006. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

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

Reclassifications

Certain amounts have been reclassified to conform with the current year presentation. In prior periods, short-term investments had been classified as cash equivalents due to their highly liquid nature. They have now been reclassified as short-term investments for all periods presented in the accompanying consolidated financial statements. In addition, due to the new classification, all purchases and sales of short-term investments are now reflected in the investing section of the Consolidated Statements of Cash Flows. These reclassifications did not impact the previously reported net income (loss) or stockholders’ equity (deficit).

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Short-Term Investments

Short-term investments have an original maturity between three months and one year and a remaining maturity of less than 1 year, with the exception of auction rate securities which have a maturity of greater than 5 years, and are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. When a decline in fair value is determined to be other than temporary, unrealized losses on available-for-sale securities are charged against net earnings. Realized gains and losses are accounted for on the specific identification method. Short-term investments classified as held-to-maturity and available-for-sale as of April 1, 2005, and December 31, 2004, were as follows (in millions):

	April 1, 2005
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments
Held-to-maturity
Municipal bonds	$1.0	$—	$—	$1.0
Corporate bonds	6.0	—	—	6.0
U.S. Government agencies	19.6	—	(0.1)	19.5

	$26.6	$—	$(0.1)	$26.5

	December 31, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments
Held-to-maturity
Municipal bonds	$1.0	$—	$—	$1.0
Corporate bonds	11.8	—	—	11.8
U.S. Government agencies	19.6	—	(0.1)	19.5

	32.4	—	(0.1)	32.3
Available-for-sale
Auction-rate securities	47.6	—	—	47.6

	$80.0	$—	$(0.1)	$79.9

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to projected end user demand. Projected end user demand is generally based on

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry). The Cherry goodwill was being amortized on a straight-line basis over its estimated useful life of ten years until January 1, 2002 when the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” The Company also acquired another intangible asset in the Cherry acquisition that was being amortized on a straight-line basis over its estimated useful life. In the second quarter of 2003, that intangible asset was determined to be impaired and was written-off.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 6 “Long-Term Debt - Loss on Debt Prepayment”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $8.4 million and $8.9 million at April 1, 2005 and December 31, 2004, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers, and distributors. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the end customer net of provisions for related sales returns and allowances. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor informs the Company that it has resold the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days. Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net loss for the quarters ended April 1, 2005 and April 2, 2004, respectively, would have been increased to the pro forma amounts indicated below (in millions, except per share data):

	Quarter Ended
	April 1, 2005	April 2, 2004
Net income (loss), as reported	$14.8	$(47.6)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.6)	(7.0)

Pro forma net income (loss)	11.2	(54.6)
Add (less): Accretion to redemption value of convertible redeemable preferred stock	0.1	(1.8)
Less: Redeemable preferred stock dividends	(2.6)	(2.4)
Less: Allocation of undistributed earnings to preferred stockholders	(1.3)	—

Pro forma net loss applicable to common stock	$7.4	$(58.8)

Loss per share:
Basic - as reported	$0.04	$(0.23)

Basic - pro forma	$0.03	$(0.26)

Diluted - as reported	$0.04	$(0.23)

Diluted - pro forma	$0.03	$(0.26)

The fair value of option grants during the respective periods has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, both using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended
Employee Stock Options	April 1, 2005	April 2, 2004
Expected life (in years)	3.81	5.00
Risk-free interest rate	3.60%	3.20%
Volatility	0.60	0.70

	Quarter Ended
Employee Stock Purchase Plan	April 1, 2005	April 2, 2004
Expected life (in years)	0.25	0.25
Risk-free interest rate	2.22%	0.95%
Volatility	0.58	0.60

The weighted-average estimated fair value of employee stock options granted and of the discount on the shares sold under the 2000 Employee Stock Purchase plan for the quarter ended April 1, 2005, and April 2, 2004 are as follows:

	Quarter Ended
Weighted-Average Estimated Fair Value	April 1, 2005	April 2, 2004
Employee Stock Options Granted	$2.25	$4.23
Employee Stock Purchase Plan Discount	$1.13	$1.63

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Foreign Currencies

Most of the Company’s foreign subsidiaries conduct business primarily in U.S. dollars and, as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities in foreign currencies that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets in foreign currencies are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in operating results, as are gains and losses incurred on foreign currency transactions.

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

Convertible Redeemable Preferred Stock

The Company accounts for the difference between the carrying amount of its convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount will equal the redemption value at the earliest available redemption date. The periodic accretion amount changes as the Company’s stock price changes and as additional dividends accrue. See Note 7 “Redeemable Preferred Stock” for further discussion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable. See “Note 9: Commitments and Contingencies” for further discussion.

Note 4: Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2004	2005 Charges	2005 Usage	2005 Adjustments	Reserve Balance at April 1, 2005
March 2005
Cash employee separation charges	$—	$1.3	$ (0.7)	$—	$0.6
Cash exit costs	—	0.3	—	—	0.3
Gain on sale of fixed assets	—	(0.5)	0.5	—	—

	—				0.9

December 2004
Cash exit costs	1.7	—	(1.7)	—	—

December 2003
Cash employee separation charges	3.8	—	(0.7)	—	3.1
Cash exit costs	0.3	0.1	(0.2)	—	0.2

	4.1				3.3

December 2002
Cash employee separations charges	0.4	—	(0.1)	—	0.3

June 2002
Cash exit costs	2.5	—	(2.4)	(0.1)	—

March 2002
Cash employee separations charges	0.2	—	—	—	0.2

	$8.9	$1.2	$(5.3)	$(0.1)	$4.7

As of April 1, 2005, the $4.7 million reserve balance was comprised of $4.2 million of employee severance charges and $0.5 million of exit costs, which consisted of facility closure and lease termination charges. A reconciliation of the activity in the table above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter ended April 1, 2005, follows (in millions):

Quarter Ended April 1, 2005
2005 Charges	$1.2
Less: net adjustments to reserves	(0.1)

$1.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 2005

In March 2005, the Company recorded $1.1 million in restructuring, asset impairment and other, net charges, which includes $1.3 million of employee separation charges and $0.4 million of exit costs offset by $0.5 million of gain on sale of fixed assets and $0.1 million of net adjustments to reserves.

The $1.3 million of employee separation charges related to the termination of 13 employees in connection with the shutdown of the Company’s Grenoble, France design center. The design center operations were moved from Grenoble to the Company’s Toulouse, France facility during the first quarter of 2005. All terminations and associated severance payments related to this charge are expected to be completed during the fourth quarter of 2005.

Included in the $0.4 million of exit costs is $0.3 million related to the shutdown of the Company’s Grenoble design center for legal fees and lease termination costs. All payments related to these exit costs are expected to be completed during the fourth quarter of 2005. The remaining $0.1 million related to certain exit activities that were completed in connection with the December 2003 announcement of the shutdown of manufacturing operations in East Greenwich, Rhode Island, and the associated payments were completed as of April 1, 2005.

The $0.5 million gain on sale of fixed assets related to the sale of portions of land at East Greenwich for approximately $0.7 million, which had a net book value of approximately $0.2 million prior to the sale.

Also during the first quarter of 2005, the Company partially resolved an issue with a manufacturing supply contract in connection with the June 2002 restructuring program for $2.4 million. The remaining $0.1 million of reserve was released during the first quarter of 2005.

The Company does not expect any additional charges related to the March 2005 restructuring activity.

December 2004

In December 2004, the Company recognized $1.7 million of exit costs related to contract termination costs incurred to terminate an information technology outsourcing agreement. These costs were paid during the first quarter of 2005 and the Company does not expect any additional charges related to the December 2004 restructuring activity.

March 2004

In March 2004, the Company recorded $13.1 million in restructuring, asset impairment and other, net charges. These charges included $12.0 million of loss on sale of fixed assets, $1.0 million to cover employee separation costs and $0.1 million of exit costs. These charges are not included in the tables above because they were fully paid as of December 31, 2004.

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

As a result of the new IT outsourcing agreement, the Company reduced its IT staffing levels. In connection with this reduction, the Company recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. The remaining $0.7 million of employee separation costs relates to the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

shutdown of the Company’s assembly and test operations in Roznov, Czech Republic, as described below. This amount represents a portion of the total severance benefits for approximately 460 employees.

The $0.1 million of exit costs relate to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003, as described below.

December 2003

The remaining restructuring reserve of $3.3 million at April 1, 2005 is comprised of $3.1 million of employee separation costs and $0.2 million related to lease termination and other exit costs.

The reserve for employee separation charges of $3.1 million includes $2.8 million for approximately 325 employees in connection with the East Greenwich shutdown, of which 123 have been terminated as of April 1, 2005, and $0.1 million for approximately 460 employees in connection with the shutdown of the Company’s back-end manufacturing lines in the Czech Republic, of which 3 have not been terminated as of April 1, 2005. The remaining $0.2 million of employee separation charges relates to severance benefits for three employees in general and administrative functions in Europe. All terminations and associated severance payments are expected to be completed by the fourth quarter of 2005.

The $0.2 million of lease termination and other exit costs are in connection with the East Greenwich shutdown. The Company expects to incur additional exit costs between $0.1 million to $0.2 million each quarter through the fourth quarter of 2005.

December 2002

The remaining restructuring reserve of $0.3 million at April 1, 2005 is for separation costs associated with 5 employees. All terminations and associated severance payments are expected to be completed by June 2005. The Company does not expect any additional charges related to the December 2002 restructuring activity.

June 2002

The restructuring reserve of $2.5 million at December 31, 2004 related to estimated charges associated with a manufacturing supply agreement. During the first quarter of 2005 this issue was partially resolved with the vendor and the related payment of $2.4 million was made and the remaining $0.1 million reserve was written off.

March 2002

The remaining restructuring reserve of $0.2 million at April 1, 2005 relates to the unpaid separation costs associated with terminated employees. All employees have been terminated under this program and the remaining liability relating to this restructuring program is expected to be paid by June 2005. The Company does not expect any additional charges related to the March 2002 restructuring activity.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	April 1, 2005	December 31, 2004
Receivables, net:
Accounts receivable	$153.9	$133.9
Less: Allowance for doubtful accounts	(2.7)	(2.4)

	$151.2	$131.5

Inventories, net:
Raw materials	$16.1	$19.3
Work in process	92.9	103.4
Finished goods	66.8	70.7

	$175.8	$193.4

Property, plant and equipment, net:
Land	$15.9	$16.2
Buildings	361.7	362.3
Machinery and equipment	1,053.7	1,056.6

Total property, plant and equipment	1,431.3	1,435.1
Less: Accumulated depreciation	(975.7)	(963.1)

	$455.6	$472.0

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Accrued expenses:
Accrued payroll	$32.5	$25.2
Sales related reserves	23.8	21.2
Restructuring reserves	4.7	8.9
Accrued pension liability	22.1	22.1
Other	22.3	23.0

	$105.4	$100.4

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$1.5	$2.2
Net unrealized gains or losses and adjustments related to cash flow hedges	3.1	(0.5)
Unrealized losses on deferred compensation plan investments	(0.8)	(0.6)

	$3.8	$1.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the three months ended April 1, 2005 is as follows (in millions):

Balance as of December 31, 2004	$3.0
Provision	0.4
Usage	(0.3)
Reserve released	(0.1)

Balance as of April 1, 2005	$3.0

The activity related to the Company’s warranty reserves for the three months ended April 2, 2004 is as follows (in millions):

Balance as of December 31, 2003	$1.6
Provision	0.3
Usage	(0.2)
Reserve released	(0.2)

Balance as of April 2, 2004	$1.5

The Company maintains defined benefit plans for some of its domestic and foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of April 1, 2005 and December 31, 2004, the total accrued pension liability was $34.4 million and $34.6 million, respectively. The components of our net periodic pension expense for the quarter ended April 1, 2005 and April 2, 2004 are as follows (in millions):

	Quarter Ended			Quarter Ended
	April 1, 2005			April 2, 2004
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$—	$0.3	$0.3	$0.6	$0.3	$0.9
Interest cost	0.5	0.2	0.7	0.6	0.2	0.8
Expected return on plan assets	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	—	0.1	0.1	—	0.1	0.1

Total net periodic pension cost	$0.5	$0.5	$1.0	$1.1	$0.5	$1.6

For the quarter ended April 1, 2005, the Company did not incur service cost under the U.S. Pension Plan as benefits under that plan stopped accumulating as of December 31, 2004.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Long-Term Debt

Long-term debt at April 1, 2005 and December 31, 2004 consists of the following (dollars in millions):

	April 1, 2005	December 31, 2004
	Balance	Balance
Senior Bank Facilities:
Tranche G due 2005 through 2009, interest payable quarterly at 6.1250% and 5.5625%, respectively	$643.9	$645.5
Revolver	—	—

	643.9	645.5
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	158.1	154.2
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	19.0	21.1
Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 4.36% and 4.55%, respectively	17.0	20.0
Loan with a Chinese bank due 2006 through 2013, interest payable quarterly at 4.80% and 4.25%, respectively	42.0	43.2
Capital lease obligations	6.0	7.8

	1,146.0	1,151.8
Less: Current maturities	(19.1)	(20.0)

	$1,126.9	$1,131.8

Loss on Debt Prepayment

During the first quarter of 2004 the Company incurred $21.0 million of costs resulting from the payment of redemption premiums upon repayment of $70.0 million and $105.0 million outstanding principal of the first-lien and second-lien senior secured notes, respectively, and also wrote off $12.0 million of debt issuance costs and unamortized debt discount due to the repayment.

Annual maturities relating to the Company’s long-term debt as of April 1, 2005 are as follows (in millions):

Remainder of 2005	$13.5
2006	51.5
2007	18.3
2008	11.4
2009	624.6
Thereafter	426.7

Total	$1,146.0

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the borrower under the Company’s senior bank facilities. ON Semiconductor Corporation and the Company’s other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities.

The Company and Semiconductor Components Industries, LLC (“SCI LLC”), its primary operating subsidiary, were co-issuers of the first-lien senior secured notes, the second-lien senior secured notes and the senior subordinated notes at the times they were outstanding and the Company is the sole issuer of the the zero coupon convertible senior subordinated notes (collectively, “the Notes”). The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in its joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. SCI LLC is a guarantor of the zero coupon convertible senior subordinated notes. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) were not guarantors of the Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of April 1, 2005

Cash and cash equivalents	$—	$101.5	$—	$76.0	$—	$177.5
Short term investments	—	26.6	—	—	—	26.6
Receivables, net	—	35.2	—	116.0	—	151.2
Inventories, net	—	22.1	1.3	155.3	(2.9)	175.8
Deferred income taxes, current	—	—	—	3.1	—	3.1
Other current assets	—	3.8	—	15.5	—	19.3

Total current assets	—	189.2	1.3	365.9	(2.9)	553.5

Property, plant and equipment, net	—	77.5	9.7	368.4	—	455.6
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(336.1)	79.7	38.8	43.6	199.9	25.9

Total assets	$(336.1)	$354.5	$119.0	$777.9	$197.0	$1,112.3

Accounts payable	$—	$18.0	$1.1	$71.7	$—	$90.8
Accrued expenses and other current liabilities	—	72.1	6.8	48.4	1.7	129.0
Deferred income on sales to distributors	—	26.8	—	70.1	—	96.9

Total current liabilities	—	116.9	7.9	190.2	1.7	316.7

Long-term debt (1)	260.0	797.2	—	69.7	—	1,126.9
Deferred income tax, non current	—	—	—	0.4	—	0.4
Other long-term liabilities	—	17.9	—	13.7	—	31.6
Intercompany (1)	(207.9)	(404.2)	159.1	247.4	205.6	—

Total liabilities	52.1	527.8	167.0	521.4	207.3	1,475.6
Minority interests in consolidated subsidiaries	—	—	—	—	24.9	24.9
Redeemable preferred stock	133.6	—	—	—	—	133.6
Stockholders’ equity (deficit)	(521.8)	(173.3)	(48.0)	256.5	(35.2)	(521.8)

Liabilities, minority interests and stockholders’ equity (deficit)	$(336.1)	$354.5	$119.0	$777.9	$197.0	$1,112.3

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semi- conductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 1, 2005
Revenues	$—	$110.6	$7.8	$388.2	$(204.2)	$302.4
Cost of revenues	—	96.2	12.7	315.1	(217.8)	206.2

Gross profit	—	14.4	(4.9)	73.1	13.6	96.2

Research and development	—	6.1	2.9	14.1	—	23.1
Selling and marketing	—	10.3	0.3	8.7	—	19.3
General and administrative	—	5.7	0.2	14.5	—	20.4
Restructuring, asset impairments and other, net	—	(0.1)	(0.4)	1.6	—	1.1

Total operating expenses	—	22.0	3.0	38.9	—	63.9

Operating income (loss)	—	(7.6)	(7.9)	34.2	13.6	32.3
Interest expense, net	(0.4)	(5.9)	(2.6)	(4.8)	—	(13.7)
Realized and unrealized foreign currency gains or losses	—	(1.0)	—	—	—	(1.0)
Equity in earnings	15.2	27.7	1.5	—	(44.4)	—

Income (loss) before income taxes, and minority interests	14.8	13.2	(9.0)	29.4	(30.8)	17.6
Income tax provision	—	0.5	—	(2.3)	—	(1.8)
Minority interests	—	—	—	—	(1.0)	(1.0)

Net income (loss)	$14.8	$13.7	$(9.0)	$27.1	$(31.8)	$14.8

Net cash provided by (used in) operating activities	$—	$6.2	$(0.7)	$30.7	$—	$36.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(2.5)	—	(6.5)	—	(9.0)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	8.3	—	—	—	8.3
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	—	0.7	—	—	0.7

Net cash provided by (used in) investing activities	—	51.5	0.7	(6.5)	—	45.7

Cash flows from financing activities:
Intercompany loans	—	(70.8)	—	70.8	—	—
Intercompany loan repayments	—	99.8	—	(99.8)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.5	—	—	—	0.5
Proceeds from exercise of stock options and warrants	—	0.5	—	—	—	0.5
Dividends to minority shareholder of consolidated subsidiary	—	2.3	—	(3.8)	—	(1.5)
Equity injections from parent	—	—	2.3	—	—	2.3
Subsidiary declared dividend	—	—	(2.3)	—	—	(2.3)
Payment of capital lease obligation	—	(1.8)	—	—	—	(1.8)
Payment of debt issuance costs	—	(0.2)	—	—	—	(0.2)
Repayment of long term debt	—	(1.6)	—	(6.0)	—	(7.6)

Net cash provided by (used in) financing activities	—	28.7	—	(38.8)	—	(10.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	86.4	—	(14.6)	—	71.8
Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$101.5	$—	$76.0	$—	$177.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semi- conductor Corporation (2)	SCI LLC (1)
For the quarter ended April 2, 2004
Revenues	$—	$139.1	$8.0	$458.7	$(297.6)	$308.2
Cost of revenues	—	120.0	11.5	381.2	(300.4)	212.3

Gross profit	—	19.1	(3.5)	77.5	2.8	95.9

Research and development	—	4.9	4.1	14.5	—	23.5
Selling and marketing	—	10.5	0.2	7.7	—	18.4
General and administrative	—	1.5	0.1	15.6	—	17.2
Restructuring, asset impairments and other, net	—	12.3	0.1	0.7	—	13.1

Total operating expenses	—	29.2	4.5	38.5	—	72.2

Operating income (loss)	—	(10.1)	(8.0)	39.0	2.8	23.7
Interest expense, net	—	(21.4)	(4.8)	(7.7)	—	(33.9)
Loss on debt prepayment	—	(33.0)	—	—	—	(33.0)
Realized and unrealized foreign currency gains or losses	—	(4.0)	—	2.3	—	(1.7)
Equity in earnings	(47.6)	19.2	1.0	—	27.4	—

Income (loss) before income taxes and minority interests	(47.6)	(49.3)	(11.8)	33.6	30.2	(44.9)
Income tax provision	—	0.9	—	(2.5)	—	(1.6)
Minority interests	—	—	—	—	(1.1)	(1.1)

Net income (loss)	$(47.6)	$(48.4)	$(11.8)	$31.1	$29.1	$(47.6)

Net cash provided by (used in) operating activities	$—	$(35.2)	$1.3	$45.7	$—	$11.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(20.2)	(1.3)	(9.1)	—	(30.6)
Purchases of held-to-maturity securities	—	(0.5)	—	—	—	(0.5)
Purchases of available-for-sale securities	—	(71.5)	—	—	—	(71.5)
Proceeds from sales of available-for-sale securities	—	42.5	—	—	—	42.5

Net cash used in investing activities	—	(49.7)	(1.3)	(9.1)	—	(60.1)

Cash flows from financing activities:
Intercompany loans	—	(114.4)	—	114.4	—	—
Intercompany loan repayments	—	127.7	—	(127.7)	—	—
Payment of debt issuance costs	—	(0.3)	—	—	—	(0.3)
Payment of capital lease obligation	—	(0.5)	—	(0.1)	—	(0.6)
Repayment of long term debt	—	(175.0)	—	(2.9)	—	(177.9)
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(1.0)	—	(1.0)
Proceeds from issuance of common stock	—	228.9	—	—	—	228.9
Equity injections from Parent	—	1.3	—	—	—	1.3
Subsidiary declared dividend	—	—	—	(1.3)	—	(1.3)
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.5	—	—	—	0.5
Proceeds from stock option exercise	—	3.9	—	—	—	3.9

Net cash provided by (used in) financing activities	—	72.1	—	(18.6)	—	53.5

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	—	(12.8)	—	18.1	—	5.3
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	$—	$106.1	$—	$85.8	$—	$191.9

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only. For purposes of the Zero Coupon Convertible Senior Subordinated Notes, SCI LLC is a guarantor but not an issuer.
(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Redeemable Preferred Stock

The Company has 100,000 authorized shares of preferred stock. On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Preferred Stock (“the preferred stock”) with a stated value of $100.0 million to an affiliate of TPG. Net proceeds from the sale after deducting issuance costs were approximately $99.2 million. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness. There were $2.6 million and $2.4 million of preferred stock dividends that accrued during the three months ended April 1, 2005, and April 2, 2004, respectively.

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

The Company is required to accrete the value of the preferred stock to its redemption value and records such accretion over the remaining period until the earliest available redemption date of September 7, 2009. Such accretion, which is influenced by changes in the market price of the Company’s common stock, adjusts net income applicable to common stock. Based on the market prices of the Company’s common stock, the Company recorded total accretion charges of $1.8 million for the three months ended April 2, 2004. Due to a decline in the Company’s stock price and the change in the applicable percentage from 50% to 20% on June 15, 2004, the previously recognized accretion charges shall be reversed over the remaining period, by the straight-line method, until the earliest available redemption date of September 7, 2009, unless future increases to the Company’s stock price require further accretion. Accordingly, $0.1 million of previously recognized accretion charges were reversed during the first quarter of 2005. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding April 1, 2005 of $4.35, the redemption value of the preferred stock would have been $132.6 million.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8: Common Stock

Net income (loss) per share calculations for the quarters ended April 1, 2005 and April 2, 2004 are as follows (in millions, except per share data):

	Quarter Ended
	April 1, 2005	April 2, 2004
Net income (loss)	$14.8	$(47.6)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	(1.8)
Less: Convertible redeemable preferred stock dividends	(2.6)	(2.4)
Less: Allocation of undistributed earnings to preferred stockholders	(1.9)	—

Net income (loss) applicable to common stock	10.4	(51.8)
Add: Diluted effect of convertible zero coupon convertible subordinated notes, net of tax	0.4	—

Diluted net income (loss) applicable to common stock	$10.8	$(51.8)

Basic weighted average common shares outstanding	255.0	229.5
Add: Incremental shares for :
Dilutive effect of stock options	6.3	—
Convertible redeemable preferred stock	—	—
Convertible zero coupon senior subordinated notes	26.5	—

Diluted weighted average common shares outstanding	287.8	229.5

Income (loss) per common share
Basic:	$0.04	$(0.23)

Diluted:	$0.04	$(0.23)

Basic loss per share is computed by dividing net loss, adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock, by the weighted average number of common shares outstanding during the period. In periods in which the Company generates income, the two-class method is used to calculate basic earnings per share whereby net income, adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends, if and when declared on the Company’s common stock. The retroactive adoption of Issue 03-6 did not impact periods prior to the third quarter of 2004 due to net losses in those periods.

Diluted loss per share generally would assume the conversion of the convertible redeemable preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and upon the assumed conversion of the zero coupon convertible senior subordinated notes, however, since basic earnings per share under the two-class method is lowered due to the allocation of undistributed earnings to preferred stockholders, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive, and therefore is excluded from the calculation of diluted earnings per share. For the assumed conversion of the zero coupon convertible senior subordinated notes, $0.4 million of amortization expense of debt issuance costs was added back to net income to calculate diluted earnings per share for the quarter ended April 1, 2005.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarter ended April 2, 2004, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in that period. Had the Company generated net income in the quarter ended April 2, 2004, the assumed exercise of stock options would have resulted in an additional 12.6 million incremental shares of diluted weighted average common shares outstanding. This computation excludes an additional 15.3 million and 2.4 million options outstanding at April 1, 2005 and April 2, 2004, respectively, as their exercise price exceeds the average fair market value during that quarter.

In determining diluted earnings per share for the quarter ended April 1, 2005 and April 2, 2004, the assumed conversion of 46.1 million and 42.6 million shares, respectively of the redeemable preferred stock were also excluded as the related impacts would have been anti-dilutive.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of April 1, 2005 (in millions):

Remainder of 2005	$5.5
2006	3.8
2007	1.2
2008	0.7
2009	0.6
Thereafter	1.1

Total	$12.9

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

and antifraud provisions of the federal securities laws and seeks unspecified damages. Management understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for it.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants have submitted revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

AMS Matter

On March 22, 2005, the Company entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement the Company paid AMS $2.4 million in cash upon the signing of the agreement. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with prejudice and each party will bear its own costs and fees incurred in connection with the litigation. The settlement agreement requires that the Company and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the pending litigation, which arbitration shall be held on or before September 1, 2005. If the arbitrator rules in favor of AMS, the Company will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in favor of the Company, AMS will not be entitled to any additional amounts of money from the Company. Each party shall bear its own costs and fees incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator. The Company had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter.

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

Other Matters

In the normal course of business, the Company faces risk of exposure to warranty and product liability claims. Related to this, the Company has received a request from one of its customers to indemnify it (and in turn one of its customers) for an amount estimated by them to be approximately $31.2 million in respect of costs incurred in remedying certain alleged failures of products purchased directly or indirectly from ON Semiconductor. The Company is in the early stages of conducting investigations and evaluations of this matter, including fact finding, assessing possible liability, available defenses and mitigating circumstances. It is difficult

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to predict with certainty the ultimate loss exposure of ON Semiconductor; however, management believes that a number of defenses are available to the Company and it would expect to defend vigorously any formal claim that may be asserted.

Note 10: Related Party Transactions

In connection with the amendment to the Company’s senior bank facilities in August 2001, any management fees payable to TPG or its affiliates by the Company will not accrue and not be payable in cash until the Company’s quarterly financial statements demonstrate that certain financial ratios have been achieved. TPG subsequently agreed that these fees will not accrue during the period in which the Company was not permitted to pay such fees in cash. During 2004, no TPG management fee was paid or accrued. During the fourth quarter of 2004, the Company met the requisite conditions under its amended debt agreements to allow for such annual management fee to resume. However, no services were performed by TPG during the fourth quarter of 2004, and accordingly no annual management fees were accrued for or paid during the year. During the first quarter of 2005, TPG waived the right to any future management fee subject to the Company paying certain costs and expenses associated with a resale shelf registration statement of the Company’s common stock presently owned by TPG.

Note 11: Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). Under the new rule, SFAS No. 123R will become applicable to the Company beginning January 1, 2006. The Company plans to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of 2006. The Company is evaluating alternative valuation models to determine stock compensation expense. The adoption of SFAS No. 123R’s fair value method will have an adverse impact on the Company’s results of operations, although it will have no impact on our overall financial position.

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to impact its financial condition or results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 12: Segment Information

The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor components. The Company has four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components.

The Company’s reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent management’s view of the Company’s businesses and present how it evaluates the progress of its major components. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. The standard logic product unit, however, whose results are included in our Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $22.1 million and $22.0 million in the quarter ended April 1, 2005 and in the quarter ended April 2, 2004, respectively.

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

In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. The expenses of these groups are allocated to the operating segments based on specific and general criteria and are included in the operating results reported below. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which include corporate research and development costs, unallocated inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any product segment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Information about segments for the quarter ended April 1, 2005, and for the quarter ended April 2, 2004 is as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended April 1, 2005:
Revenues from external customers	$169.3	$133.1	$302.4
Segment operating income	$24.2	$21.0	$45.2

Quarter ended April 2, 2004:
Revenues from external customers	$169.0	$139.2	$308.2
Segment operating income	$21.2	$21.7	$42.9

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

	Quarter ended
	April 1, 2005	April 2, 2004
Operating income for reportable segments	$45.2	$42.9
Unallocated amounts:
Restructuring, asset impairments and other, net	(1.1)	(13.1)
Other unallocated manufacturing costs	(9.8)	(3.7)
Other unallocated operating expenses	(2.0)	(2.4)

Operating income	$32.3	$23.7

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic location and product line, including local sales and exports made by operations within each area, are summarized as follows (in millions):

	Quarter Ended
	April 1, 2005	April 2, 2004
United States	$78.1	$92.3
The Other Americas	1.2	1.3
United Kingdom	56.7	9.0
The Other Europe	—	44.3
China	84.8	82.6
Singapore	33.0	34.7
The Other Asia/Pacific	48.6	44.0

Total Revenues	$302.4	$308.2

	Quarter Ended
	April 1, 2005	April 2, 2004
Power Management and Standard Analog	$92.2	$91.2
MOS Power Devices	51.3	53.2
High Frequency Clock and Data Management	18.8	26.0
Standard Components	140.1	137.8

Total Revenues	$302.4	$308.2

Property, plant and equipment by geographic location is summarized as follows (in millions):

	April 1, 2005	December 31, 2004
China	$112.8	$116.9
United States	87.1	91.6
Europe	85.7	88.6
Malaysia	69.0	72.4
Japan	74.8	75.0
The Other Asia/Pacific	24.3	25.2
The Other Americas	1.9	2.3

Total Revenues	$455.6	$472.0

Sales to the Company’s three largest customers accounted for approximately 11%, 9% and 8% of the Company’s revenue during the first quarter of 2005 and during the first quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K filed with the SEC on March 31, 2005. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below and elsewhere in this Form 10-Q.

Executive Overview

This section presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 2% during 2004 through 2007. These are projections and may not be indicative of actual results. Other industry data also indicate that the market for our products has begun to expand after the recent and prolonged downturn.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 26,000 products and we shipped approximately 27.7 billion units in 2004 and approximately 6.5 billion units in the first three months of 2005. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Our reportable segments, under generally accepted accounting principles, are aligned internally as the Integrated Power Group and the Analog Products Group. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. Our discussion of customers, trends and competitive conditions can generally be aligned accordingly. Our standard logic product unit, however, whose results are included in the Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $22.1 million in the first quarter of 2005 and $22.0 million in the first quarter of 2004. In instances where the characteristics of the standard components product line are significantly impacted by the standard logic product unit, these impacts are addressed separately herein.

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

We currently have major design centers in Arizona, Rhode Island, Texas, China, the Czech Republic, Korea and France, and we currently operate manufacturing facilities in Arizona, Rhode Island, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia. We plan to cease operations at our Rhode Island manufacturing facility in the second quarter of 2005 and exit the facility in the fourth quarter of 2005.

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

Since the second quarter of 2004, we have entered into a period of declining volumes and moderate price fluctuations. Our current outlook for the second quarter of 2005 is that a sequential decrease in sales price of 1% to 2% will be accompanied by approximately flat revenues. Recent increases in manufacturing capacity have caught up with demand and manufacturing capacity utilization has decreased below 80% since the third quarter of 2004, and our book-to-bill ratio has dropped below 1 since the fourth quarter of 2004. These decreases are in contrast to the first half of 2004 when increased demand led to rising volumes and selected price increases.

Return to Profitability

In the third quarter of 2004 we returned to profitability after 14 consecutive quarters of net losses. We were profitable in the first quarter of 2005 as well. Our net income for the three months ended April 1, 2005, was $14.8 million. This return to profitability was the result of cost savings from profitability enhancement programs and restructuring programs, as well as debt refinancing opportunities that have reduced our interest costs.

Cost Savings and Restructuring Activities

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

Our 2004 profitability enhancement program includes the phase out of our manufacturing operations in East Greenwich, R.I., which was announced in December 2003, and our assembly and test operations in the Czech Republic, which was announced in November 2003. We began to realize savings from this program during the fourth quarter of 2004, with the full benefit expected to begin by the end of the third quarter of 2005. Overall, we expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings beginning in the third quarter of 2005.

In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology infrastructure. As part of the agreement, we sold certain system software modules, resulting in a loss on disposal of assets of $12.0 million. As a result of these actions, starting in the second quarter of 2004, we began to realize approximately $1.0 million per quarter of cost savings.

In the second quarter of 2004, we evaluated our operations in the Czech Republic and determined certain overhead functions were no longer necessary as a result of our previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. Following the reduction of such overhead functions, we began to realize annual cost savings of approximately $2.9 million beginning in the first quarter of 2005 and expect to continue realizing cost savings as a result of these actions throughout the remainder of 2005.

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products we introduced 119 new products in 2004 and an additional 43 new products in the first three months of 2005. Our new product development efforts continue to be focused on building compelling integrated and point solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. It is our practice to re-evaluate our research and development spending, to assess the deployment of resources, and to review the funding of high growth technologies regularly. We deploy people and capital with the goal to maximize our investment in research and development and to position us for continued growth. As such, we often invest opportunistically to refresh existing products in our commodity analog, standard component, MOS power, and clock and data management products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Debt Reduction and Financing Activities

Since we became an independent company, we have had relatively high levels of long-term debt as compared to our principal competitors. In the second half of 2003 and continuing into 2004, we began undertaking measures to reduce our long-term debt and related interest costs. These actions included using the proceeds of equity offerings and debt refinancings bearing lower interest rates to repay our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes.

The details of each of our most recent financing events are outlined in “Liquidity and Capital Resources – Key Financing Events” elsewhere in this Form 10-Q.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues will be approximately flat in the second quarter of 2005 plus or minus 2% as compared to the first quarter of 2005. Backlog levels at the beginning of the second quarter were down slightly from backlog levels at the beginning of the first quarter of 2005, and represented approximately 80% of our anticipated second quarter revenues. We believe we are in a high turns environment similar to that of the first quarter. We expect average selling prices will be down approximately 1% to 2% in the second quarter of 2005. We also expect cost reductions to offset the decline in average selling prices and that gross margins will be flat to slightly up in the second quarter of 2005 as compared to the first quarter of 2005.

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

For the second quarter of 2005, we expect selling and marketing and general and administrative expenses to range from 12% to 13% of revenues and research and development expenses to range from 7% to 8% of revenues. We anticipate that net interest expense will be approximately $15 million for the second quarter of 2005. For the second quarter of 2005 we anticipate capital expenditures will be approximately $16 million.

Results of Operations

Quarter Ended April 1, 2005 Compared to Quarter Ended April 2, 2004

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the quarters ended April 1, 2005 and April 2, 2004. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	April 1, 2005	April 2, 2004
Revenues	$302.4	$308.2	$(5.8)
Cost of revenues	206.2	212.3	(6.1)

Gross profit	96.2	95.9	0.3

Operating expenses:
Research and development	23.1	23.5	(0.4)
Selling and marketing	19.3	18.4	0.9
General and administrative	20.4	17.2	3.2
Restructuring, asset impairments and other, net	1.1	13.1	(12.0)

Total operating expenses	63.9	72.2	(8.3)

Operating income	32.3	23.7	8.6

Other income (expenses), net:
Interest expense	(14.6)	(34.3)	19.7
Interest income	0.9	0.4	0.5
Realized and unrealized foreign currency gains (losses)	(1.0)	(1.7)	0.7
Loss on debt prepayment	—	(33.0)	33.0

Other income (expenses), net	(14.7)	(68.6)	53.9

Income (loss) before income taxes and minority interests	17.6	(44.9)	62.5
Income tax provision	(1.8)	(1.6)	(0.2)
Minority interests	(1.0)	(1.1)	0.1

Net income (loss)	$14.8	$(47.6)	$62.4

Revenues

Revenues were $302.4 million in the first quarter of 2005 as compared to $308.2 million in the first quarter of 2004. The $5.8 million decrease was primarily due to a decrease in average selling prices of approximately 7%, partially offset by improved product mix. As indicated in the table below, the decrease was most pronounced in the high frequency clock and data management product line. Our average selling prices in the first quarter of 2005 relative to the fourth quarter of 2004 decreased by approximately 2%. The revenues by product line are as follows (dollars in millions):

	Quarter Ended April 1, 2005	As a % Revenue (1)	Quarter Ended April 2, 2004	As a % Revenue (1)	Dollar Change	% Change
Power Management and Standard Analog	$92.2	30.5%	$91.2	29.6%	$1.0	1.1%
MOS Power Devices	51.3	17.0%	53.2	17.3%	(1.9)	(3.6)%
High Frequency Clock and Data Management	18.8	6.2%	26.0	8.4%	(7.2)	(27.7)%
Standard Components (2)	140.1	46.3%	137.8	44.7%	2.3	1.7%

Total Revenues	$302.4		$308.2		$(5.8)

(1)	Certain amounts may not total due to the rounding of individual components.
(2)	Revenues for the standard components product line includes $22.1 million and $22.0 million of revenues from the standard logic product unit for the quarters ended April 1, 2005 and April 2, 2004, respectively.

Revenues from our power management and standard analog product line increased $1.0 million, or 1.1% in the first quarter of 2005 as compared to the first quarter of 2004. The primary growth in revenue can be attributed to increases in the computing markets, which were partially offset by decreases in automotive electronics product revenue.

Revenues from MOS power devices decreased $1.9 million, or 3.6%, in the first quarter of 2005 as compared to the first quarter of 2004. The decrease in revenue can be attributed primarily to decreases in the transportation and industrial end markets.

Revenues from high frequency clock and data management products decreased $7.2 million, or 27.7%, in the first quarter of 2005 as compared to the first quarter of 2004. The decrease in revenue was primarily driven by a decrease in the industrial and network communications end markets.

Revenue from standard components increased $2.3 million, or 1.7%, in the first quarter of 2005 as compared to the first quarter of 2004. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The increase in revenue was attributed to increased demand for end products used in wireless and handheld applications and consumer electronics.

Revenues by geographic area as a percentage of revenues were as follows:

	Quarter Ended April 1, 2005	As a % Revenue	Quarter Ended April 2, 2004	As a % Revenue(1)
Americas	$79.3	26%	$93.6	30%
Asia Pacific	166.4	55%	161.3	52%
Europe	56.7	19%	53.3	17%

Total	$302.4	100%	$308.2	100%

(1)	Certain amounts may not total due to rounding of individual components.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Sales to our three largest customers accounted for approximately 11%, 9% and 8% of our revenue during the first quarter of 2005 and during the first quarter of 2004.

Gross Profit

Our gross profit was $96.2 million in the first quarter of 2005 compared to $95.9 million in the first quarter of 2004. As a percentage of revenues, our gross profit was 31.8% in the first quarter of 2005 as compared to 31.1% in the first quarter of 2004. Gross margin increased during the first quarter of 2005 as compared to the first quarter of 2004 due to cost savings from our restructuring programs and other cost savings initiatives, which were offset in part by declines in average selling prices and lower manufacturing capacity utilization.

Operating Expenses

Research and development expenses were $23.1 million in the first quarter of 2005 compared to $23.5 million in the first quarter of 2004, representing a decrease of $0.4 million or 1.7%. Research and development expenses remained consistent representing 7.6% of revenues in both the first quarter of 2005 and the first quarter of 2004. The $0.4 million decrease in research and development is attributable to reduced costs associated with new application and platform development initiatives and reduced employee performance bonuses, partially offset by increased employee salaries and wages and increased headcount of our research and development personnel.

Selling and marketing expenses were $19.3 million in the first quarter of 2005 compared to $18.4 million in the first quarter of 2004 representing an increase of $0.9 million or 4.9%. Selling and marketing expenses increased slightly to 6.4% from 6.0% of revenues in the first quarter of 2005 and 2004, respectively. The $0.9 million increase is attributable to increased employee salaries and wages and increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers, partially offset by a decrease in employee performance bonuses. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $20.4 million in the first quarter of 2005 compared to $17.2 million in the first quarter of 2004, representing an increase of $3.2 million or 18.6%. General and administrative expenses represented 6.7% and 5.6% of revenues in the first quarter of 2005 and the first quarter of 2004, respectively. The increase is attributable to increased costs of information technology outsourcing and to costs incurred for external services, including audit and consulting services, partially offset by reduced depreciation in the first quarter of 2005 as compared to the first quarter of 2004 as a result of the sale leaseback of certain information technology assets that occurred at the end of the first quarter of 2004.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $1.1 million in the first quarter of 2005 compared to $13.1 million in the first quarter of 2004. During the first quarter of 2005, we recorded $1.3 million of employee separation charges and $0.3 million of cash exit costs related to the transfer of certain design center functions from Grenoble, France to Toulouse, France as well as $0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003. These costs were offset by a gain on sale of land at East Greenwich of $0.5 million and the reversal of a $0.1 million reserve for cash exit costs related to the June 2002 restructuring activity that are no longer expected to be incurred.

Restructuring, asset impairments and other, net charges of $13.1 million in the first quarter of 2004 included $12.0 million of loss on sale of fixed assets, $1.0 million to cover employee separation costs, and $0.1 million of exit costs. In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology (“IT”) infrastructure, messaging, data center network, help desk and onsite management services. As part of the agreement, we sold certain system software modules, licenses and the hardware for $3.8 million, which had a net book value of $15.8 million prior to the sale, resulting in a loss on disposal of assets of $12.0 million. We then leased back such system software modules and associated hardware and leased certain new hardware. As a result of the new IT outsourcing agreement we reduced our IT staffing levels and recorded a $0.3 million severance charge related. The remaining $0.7 million of employee separation costs relates to the previously announced shutdown of our back-end manufacturing lines in Roznov, Czech Republic. The $0.1 million of exit costs relate to certain exit activities that were completed in connection with the previously announced shutdown of our manufacturing operations in East Greenwich, Rhode Island.

For more information on our restructuring activity see Note 4 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $14.6 million in the first quarter of 2005 compared to $34.3 million in the first quarter of 2004. The decrease in interest expense is primarily a result of interest savings from the repayment during 2004 of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes which carried higher interest rates than our long-term debt outstanding during the first quarter of 2005. Our average month-end long-term debt balance (including current maturities) in the first quarter of 2005 was $1,148.8 million with a weighted average interest rate of 5.1% compared to $1,250.2 million and a weighted average interest rate of 11.0% in the first quarter of 2004. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment was $0.0 million in the first quarter of 2005 compared to $33.0 million in the first quarter of 2004. Loss on debt prepayment of $33.0 million in the first quarter of 2004 consisted of $21.0 million of redemption premiums paid in connection with the partial retirement of our first-lien senior secured notes and second-lien senior secured notes and $12.0 million of the write-off debt issuance costs and unamortized debt discounts in connection with such redemption.

Provision for Income Taxes

Provision for income taxes was $1.8 million in the first quarter of 2005 compared to $1.6 million in the first quarter of 2004. The provision related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the company and inform how we evaluate the progress of its major components. Information about our reportable segments for the quarter ended April 1, 2005, and for the quarter ended April 2, 2004, is as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended April 1, 2005:
Revenues from external customers	$169.3	$133.1	$302.4
Segment operating income	$24.2	$21.0	$45.2

Quarter ended April 2, 2004:
Revenues from external customers	$169.0	$139.2	$308.2
Segment operating income	$21.2	$21.7	$42.9

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to consolidated financial statements (in millions):

	Quarter ended
	April 1, 2005	April 2, 2004
Operating income for reportable segments	$45.2	$42.9
Unallocated amounts:
Restructuring, asset impairments and other, net	(1.1)	(13.1)
Other unallocated manufacturing costs	(9.8)	(3.7)
Other unallocated operating expenses	(2.0)	(2.4)

Operating income	$32.3	$23.7

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitment and Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations, redeemable preferred stock, and our purchase obligations. The following table summarizes our contractual obligations at April 1, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Standby letter of credit	$19.4	$11.6	$7.8	$—	$—	$—	$—

	Payments Due by Period
Contractual obligations	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt	$1,146.0	$13.5	$51.5	$18.3	$11.4	$624.6	$426.7
Operating leases (1)	12.9	5.5	3.8	1.2	0.7	0.6	1.1
Other long-term obligations — pension plans	34.4	21.9	3.0	3.0	3.0	3.0	0.5
Redeemable preferred stock	188.6	—	—	—	—	188.6	—
Purchase obligations: (1)
Capital purchase obligations	13.4	4.3	3.7	3.9	1.5	—	—
Foundry and inventory purchase obligations	31.5	29.6	1.9	—	—	—	—
Mainframe support	1.7	1.7	—	—	—	—	—
Information technology and communication services	26.9	7.6	7.4	5.5	6.4	—	—
Other	3.8	2.8	1.0	—	—	—	—

Total contractual obligations	$1,459.2	$86.9	$72.3	$31.9	$23.0	$816.8	$428.3

(1)	These represent our off-balance sheet arrangements

Our long-term debt includes $643.9 million under senior bank facilities, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $158.1 million under the junior subordinated note, $19.0 million under a note payable to a Japanese bank, $17.0 million under a loan facility with a Chinese bank, $42.0 million under a loan facility with another Chinese bank and $6.0 million of capital lease obligations. See Note 6 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our U.S. and foreign pension plans. (See Note 5 “Balance Sheet Information” of the notes to our consolidated financial statements included elsewhere in this Form 10-Q.) The U.S. pension plan, named the ON Semiconductor Grandfathered Pension Plan, (“Grandfathered Plan”) is in the process of termination and we have sought the approval to terminate the Grandfathered Plan from the Pension Benefit Guaranty Corporation and we anticipate receiving approval to terminate this plan in 2005. With the termination of the Grandfathered Plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits. In connection with the termination of our Grandfathered Plan, we expect a related cash funding requirement for the liability of approximately $21.6 million in 2005, which includes estimated additional pension expense of approximately $0.5 million to be recognized in both the second and third quarters of 2005 that is not included in the table above. The remaining obligation in the table above also includes estimated funding requirements for liabilities related to our foreign pension plans.

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

Our balance of cash, cash equivalents and short-term investments was $204.1 million at April 1, 2005. We believe we have sufficient cash to meet our liquidity needs over the next twelve months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $19.4 million were outstanding under the revolving facility at April 1, 2005. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and for debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash onhand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through April 1, 2006. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended April 1, 2005, December 31, 2004, and April 2, 2004, with a reconciliation to net cash provided by (used in) operating activities, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended
	April 1, 2005	December 31, 2004	April 2, 2004
Net loss	$14.8	$(88.3)	$(47.6)
Increase (decrease):
Depreciation and amortization	25.1	25.5	26.3
Interest expense	14.6	21.1	34.3
Interest income	(0.9)	(0.6)	(0.4)
Income tax provision (benefit)	1.8	2.6	1.6

EBITDA	55.4	(39.7)	14.2
Increase (decrease):
Interest expense	(14.6)	(21.1)	(34.3)
Interest income	0.9	0.6	0.4
Income tax provision (benefit)	(1.8)	(2.6)	(1.6)
Loss (gain) on sale or disposal of fixed assets	(0.5)	0.7	12.1
Non-cash portion of loss on debt prepayment	—	26.2	12.0
Amortization of debt issuance costs and debt discount	0.5	1.8	1.9
Provision for excess inventories	3.1	4.2	—
Non-cash impairment of property, plant and equipment	—	3.3	—
Non-cash interest on junior subordinated note payable	3.9	3.7	3.5
Deferred income taxes	(2.2)	5.5	(0.8)
Other	0.7	0.8	1.2
Changes in operating assets and liabilities	(9.2)	(17.3)	3.2

Net cash provided by (used in) operating activities	$36.2	$(33.9)	$11.8

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements ay increase as we purchase additional manufacturing raw materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers, and contract termination costs. Furthermore, our working capital may also be affected by pension funding requirements. Our working capital, including cash, was $236.8 million at April 1, 2005.

The components of our working capital at April 1, 2005 and December 31, 2004 are set forth below (in millions), followed by explanations for changes between December 31, 2004 and April 1, 2005 that are greater than $5 million:

	April 1, 2005	December 31, 2004	Change
Current assets
Cash, cash equivalents and short-term investments	$204.1	$185.7	$18.4
Receivables, net	151.2	131.5	19.7
Inventories, net	175.8	193.4	(17.6)
Other current assets	19.3	23.6	(4.3)
Deferred income taxes	3.1	2.8	0.3

Total current assets	553.5	537.0	16.5

Current liabilities
Accounts payable	$90.8	$104.4	$(13.6)
Accrued expenses	105.4	100.4	5.0
Income taxes payable	4.1	2.4	1.7
Accrued interest	0.4	1.2	(0.8)
Deferred income on sales to distributors	96.9	96.7	0.2
Current portion of long-term debt	19.1	20.0	(0.9)

Total current liabilities	316.7	325.1	(8.4)

Net working capital	$236.8	$211.9	$24.9

The increase in cash, cash equivalents and short-term investment activity at the end of the first quarter of 2005 was primarily attributable to cash provided by operating activities of approximately $36 million that were partially offset by debt repayments of approximately $9 million as well as capital expenditures during the quarter of $9 million.

The increase in accounts receivable of $19.7 million at the end of the first quarter of 2005 was primarily attributable to an increase in sales during February and March of 2005 as compared to November and December of 2004.

The decrease in inventory of $17.6 million at the end of the first quarter of 2005 was attributable to planned inventory reductions achieved by producing at a lower level of sales demand forecast for the first quarter of 2005.

The decrease in accounts payable of $13.6 million at the end of the first quarter of 2005 was mainly a result of the timing of payments at the respective quarter ends.

The increase in accrued expenses of $5.0 million was attributable to increased accruals for employee performance bonuses, increased accruals for employee salaries and wages due to the timing of payments and increased employee vacation accruals, offset partially by payments made for restructuring charges that were accrued in prior periods and by payments of accrued debt issuance costs.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to more efficiently utilize our existing manufacturing assets and supply arrangements. As we have consolidated our operations in few locations, we have not needed to incur large capital expenditures. Accordingly, our capital expenditures during 2003 and 2004 have been at less than historical rates. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $9.0 million during the first quarter of 2005 compared to $30.6 million during the first quarter of 2004. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign and domestic defined benefit pension plans and other miscellaneous liabilities. Our annual funding for the pension plan obligations is equal to the minimum legal required amount in each jurisdiction in which the plans operate. This annual amount is dependent upon many actuarial assumptions.

Key Financing Events

Overview

Since we became an independent company we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts under our senior bank facilities, which contain an EBITDA (as defined for such facilities) covenant with which we were in compliance as of April 1, 2005.

Entering 2004 our long-term debt balance of $1,302.9 million included $744.2 million outstanding under our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes with interest rates ranging from 12% to 13%. During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures included the repayment of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes using the proceeds of equity offerings and debt refinancings bearing lower interest rates, as described below:

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, Texas Pacific Group, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $227.7 million after deducting the underwriters’ discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.4 million, which includes $0.2 million that were unpaid as of April 1, 2005 and $0.3 million of bank amendment fees that were paid as of December 31, 2004. We used a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first-lien senior secured notes and $105.0 million outstanding principal amount of our second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We used the remaining net proceeds for general corporate purposes. In connection with this redemption, we wrote off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by the selling stockholder. In connection with the offering, we also amended our senior bank facilities.

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

Holders may convert the notes into approximately 26.5 million shares of our common stock at a conversion rate of 101.8849 shares per $1,000 principal amount of notes before April 15, 2024 under certain circumstances. Beginning April 15, 2010, we may redeem any of the notes at specified redemption prices. Holders may require us to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of our senior indebtedness. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company’s common stock.

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

Covenant Revisions in the Fourth Quarter of 2004

After meeting certain financial conditions during the fourth quarter of 2004, certain financial covenants were revised in our senior bank facilities to:

•	increase the maximum amount of sales, transfers and other dispositions of assets during any fiscal year to $50.0 million aggregate fair market value;

•	permit acquisitions of up to $50 million in equity interests of other companies;

•	increase the maximum amount of other investments to $100.0 million;

•	remove the minimum cash and cash equivalents requirement; and

•	allow payment of fees and expenses in cash to TPG in an aggregate amount not to exceed $2.0 million in any fiscal year.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of April 1, 2005 and December 31, 2004 (dollars in millions):

	April 1, 2005	December 31, 2004
	Balance	Balance
Senior Bank Facilities:
Tranche G due 2005 through 2009, interest payable quarterly at 6.1250% and 5.5625%, respectively	$643.9	$645.5
Revolver	—	—

	643.9	645.5
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	158.1	154.2
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	19.0	21.1
Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 4.36% and 4.55%, respectively	17.0	20.0
Loan with a Chinese bank due 2006 through 2013, interest payable quarterly at 4.80% and 4.25%, respectively	42.0	43.2
Capital lease obligations	6.0	7.8

	1,146.0	1,151.8
Less: Current maturities	(19.1)	(20.0)

	$1,126.9	$1,131.8

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

As of April 1, 2005, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and indentures through April 1, 2006.

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

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operation is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting pinciples generally accepted in the United States of America. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

Reclassifications. Certain amounts have been reclassified to conform with the current year presentation. In prior periods, short-term investments had been classified as cash equivalents due to their highly liquid nature. They have now been reclassified as short-term investments for all periods presented in the accompanying consolidated financial statements. In addition, due to the new classification, all purchases and sales of short-term investments are now reflected in the investing section of the Consolidated Statements of Cash Flows. These reclassifications did not impact the previously reported net income (loss) or stockholders’ equity (deficit).

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by us in conjunction with the measurement of valuation allowances relating to receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, restructuring charges and pension obligations; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

Revenue. We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers, and distributors. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances.

We recognize revenue on sales to distributors when the distributor resells the product to the end user. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and margin when the distributor sells the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2002, 2003 and 2004 and continuing into 2005, no incremental domestic deferred tax benefits were recognized. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Convertible Redeemable Preferred Stock. We account for the difference between the carrying amount of our convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as our stock price changes and as additional dividends accrue. Based on the average closing price of our common stock over the last 30 trading days preceding April 2, 2004, of $7.955, the accretion charge, in respect to the redemption feature, for the first quarter of 2004 was $1.8 million. The average closing price used of our common stock over the last 30 trading days preceding April 1, 2005 was $4.35. Therefore, the previously recognized accretion charges shall be reversed on a straight-line basis through September 7, 2009, unless future increases to the Company’s stock price require further accretion.

Contingencies. We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). Under the new rule, SFAS No. 123R will become applicable to us beginning January 1, 2006. We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of 2006. We are evaluating alternative valuation models to determine stock compensation expense. The adoption of SFAS No. 123R’s fair value method will have an adverse impact on our results of operations, although it will have no impact on our overall financial position.

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to impact our financial condition or results of operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to first quarter 2005 revenues, gross margins and average selling prices, profitability, research and development expenses as a percentage of revenues, and sales and marketing expenses as a percentage of revenues, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our recent net losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2004 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At April 1, 2005, our long-term debt (including current maturities) totaled $1,146.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $443.1 million. We do have interest rate exposure with respect to the $702.9 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of April 1, 2005, we had interest rate swaps covering $395.0 million of our variable interest rate debt. A 50 basis point change in interest rates would impact our expected interest expense for the next twelve months by approximately $1.5 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Change in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants have submitted revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

Other Matters

In the normal course of business, we face risk of exposure to warranty and product liability claims. Related to this, we have received a request from one of our customers to indemnify them (and in turn one of their customers) for an amount estimated by them to be approximately $31.2 million in respect of costs incurred in remedying certain alleged failures of products purchased directly or indirectly from us. We are in the early stages of conducting investigations and evaluations of this matter, including fact finding, assessing possible liability, available defenses and mitigating circumstances. It is difficult to predict with certainty our ultimate loss exposure; however, management believes that a number of defenses are available to us and we would expect to defend vigorously any formal claim that may be asserted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

During the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”) pre-approved certain non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. During a meeting on January 31, 2005, the Committee pre-approved audit related services. During a meeting on February 9, 2005, the Committee pre-approved audit related and tax services. During a meeting on April 26, 2005, the Committee pre-approved audit related services.

Item 6. Exhibits

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

Date: May 6, 2005	ON SEMICONDUCTOR CORPORATION

	By:	/s/ DONALD COLVIN
Donald Colvin Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002