Form 10-Q
period 2005-07-01
ON SEMICONDUCTOR CORP
filed 2005-08-03
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 26, 2005:

Class	Number of Shares
Common Stock; $.01 par value	255,939,637

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	July 1, 2005	December 31, 2004
Assets
Cash and cash equivalents	$235.6	$105.7
Short-term investments	11.0	80.0
Receivables, net	139.9	131.5
Inventories, net	172.1	193.4
Other current assets	26.2	23.6
Deferred income taxes	5.3	2.8

Total current assets	590.1	537.0
Property, plant and equipment, net	442.7	472.0
Goodwill	77.3	77.3
Other assets	22.0	23.8

Total assets	$1,132.1	$1,110.1

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Deficit
Accounts payable	$100.7	$104.4
Accrued expenses	103.2	100.4
Income taxes payable	6.4	2.4
Accrued interest	0.5	1.2
Deferred income on sales to distributors	91.2	96.7
Current portion of long-term debt	18.3	20.0

Total current liabilities	320.3	325.1
Long-term debt	1,124.1	1,131.8
Other long-term liabilities	33.3	32.2
Deferred income taxes	0.2	2.3

Total liabilities	1,477.9	1,491.4

Commitments and contingencies (See Note 9)

Minority interests in consolidated subsidiaries	25.4	25.4

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 10,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value—$135.3 and $130.0	136.1	131.1

Common stock ($0.01 par value, 500,000,000 shares authorized, 255,591,394 and 254,790,578 shares issued and outstanding)	2.5	2.5
Additional paid-in capital	1,113.1	1,116.0
Accumulated other comprehensive income	1.2	1.1
Accumulated deficit	(1,624.1)	(1,657.4)

Total stockholders’ deficit	(507.3)	(537.8)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,132.1	$1,110.1

See accompanying notes to the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenues	$302.8	$333.5	$605.2	$641.7
Cost of revenues	204.3	221.1	410.5	433.4

Gross profit	98.5	112.4	194.7	208.3

Operating expenses:
Research and development	23.0	25.0	46.1	48.5
Selling and marketing	18.9	19.9	38.2	38.3
General and administrative	17.5	18.5	37.9	35.7
Restructuring, asset impairments and other, net	2.8	0.9	3.9	14.0

Total operating expenses	62.2	64.3	126.1	136.5

Operating income	36.3	48.1	68.6	71.8

Other income (expenses), net:
Interest expense	(15.4)	(23.8)	(30.0)	(58.1)
Interest income	1.2	0.6	2.1	1.0
Other	(0.6)	1.0	(1.6)	(0.7)
Loss on debt prepayment	—	(27.4)	—	(60.4)

Other income (expenses), net	(14.8)	(49.6)	(29.5)	(118.2)

Income (loss) before income taxes and minority interests	21.5	(1.5)	39.1	(46.4)
Income tax provision	(2.0)	(1.6)	(3.8)	(3.2)
Minority interests	(1.0)	(0.4)	(2.0)	(1.5)

Net income (loss)	18.5	(3.5)	33.3	(51.1)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	0.1	0.2	(1.7)
Less: Convertible redeemable preferred stock dividends	(2.6)	(2.4)	(5.2)	(4.8)
Less: Allocation of undistributed earnings to preferred shareholders	(2.5)	—	(4.4)	—

Net income (loss) applicable to common stock	$13.5	$(5.8)	$23.9	$(57.6)

Comprehensive income (loss):
Net income (loss)	$18.5	$(3.5)	$33.3	$(51.1)
Foreign currency translation adjustments	(0.8)	(0.8)	(1.5)	(0.1)
Effects of cash flows hedges	(1.6)	1.7	2.0	2.9
Unrealized losses on deferred compensation plan investments	(0.2)	—	(0.4)	—

Comprehensive income (loss)	$15.9	$(2.6)	$33.4	$(48.3)

Income (loss) per common share:
Basic:	$0.05	$(0.02)	$0.09	$(0.24)

Diluted:	$0.05	$(0.02)	$0.09	$(0.24)

Weighted average common shares outstanding:
Basic	255.3	253.3	255.2	239.6

Diluted	287.8	253.3	287.8	239.6

See accompanying notes to the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net income (loss)	$18.5	$(3.5)	$33.3	$(51.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24.8	24.8	49.9	51.1
Loss on sale or disposal of fixed assets	0.5	—	—	12.1
Non-cash portion of loss on debt prepayment (1)	—	6.5	—	18.5
Amortization of debt issuance costs and debt discount	0.4	1.8	0.9	3.7
Provision for excess inventories	3.1	1.6	6.2	1.6
Non-cash interest on junior subordinated note payable	3.9	3.5	7.8	7.0
Deferred income taxes	(2.4)	(0.7)	(4.6)	(1.5)
Other	1.2	0.7	1.9	1.9
Changes in assets and liabilities:
Receivables	10.8	(7.8)	(9.4)	(25.1)
Inventories	0.6	(15.1)	15.1	(27.3)
Other assets	(6.3)	(0.4)	(3.2)	5.6
Accounts payable	10.1	(1.3)	(3.2)	9.4
Accrued expenses	(1.7)	7.6	4.2	19.2
Income taxes payable	2.3	1.5	4.0	1.5
Accrued interest	0.1	(5.9)	(0.7)	(15.1)
Deferred income on sales to distributors	(5.7)	17.6	(5.5)	32.5
Other long-term liabilities	1.8	1.0	1.5	(0.3)

Net cash provided by operating activities	62.0	31.9	98.2	43.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(13.0)	(18.1)	(22.0)	(48.7)
Proceeds from collection of receivable from sale of property, plant and equipment	—	3.8	—	3.8
Proceeds from sales of property, plant, and equipment	0.1	—	0.8	—
Purchases of held-to-maturity securities (2)	—	(23.7)	(2.1)	(24.2)
Purchases of available-for-sale securities (2)	—	(61.2)	(16.1)	(132.7)
Proceeds from sales of held-to-maturity securities (2)	15.8	—	24.1	—
Proceeds from sales of available-for-sale securities (2)	—	26.0	63.9	68.5

Net cash provided by (used in) investing activities	2.9	(73.2)	48.6	(133.3)

Cash flows from financing activities:
Proceeds from debt issuance	—	260.0	—	260.0
Proceeds from issuance of common stock under the employee stock purchase plan	0.4	0.5	0.9	1.0
Proceeds from stock option exercises and warrants	0.5	0.6	1.0	4.5
Proceeds from issuance of common stock, net of issuance costs	—	(0.6)	—	228.3
Payment of capital lease obligation	(1.3)	(3.6)	(3.1)	(4.2)
Payment of debt issuance and amendment costs	—	(9.8)	(0.2)	(10.1)
Dividend to minority shareholder of consolidated subsidiary	(0.5)	(1.1)	(2.0)	(2.1)
Repayment of long-term debt	(5.8)	(227.0)	(13.4)	(404.9)

Net cash provided by (used in) financing activities	(6.7)	19.0	(16.8)	72.5

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.4)	(0.1)	(0.3)

Net increase (decrease) in cash and cash equivalents	58.1	(22.7)	129.9	(17.4)
Cash and cash equivalents, beginning of period	177.5	191.9	105.7	186.6

Cash and cash equivalents, end of period	$235.6	$169.2	$235.6	$169.2

(1)	For the quarter and six months ended July 2, 2004, amounts have been revised to exclude the cash portion of the loss on debt prepayments (which represents the redemption premium that was also previously represented as a financing activity cash out flow) from the adjustments to reconcile net income (loss) to net cash provided by operating activities.
(2)	For the quarter and six months ended July 2, 2004, amounts have been revised to include the cash flows resulting from the purchases and proceeds of short-term investments. Cash and cash equivalents as of July 2, 2004 were revised to exclude short-term investments of $88.5.

See accompanying notes to the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is a global supplier of power and data management semiconductors and standard semiconductor components. Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., the Company was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “Recapitalization”). The Company continues to hold, through direct and indirect subsidiaries, substantially all the assets and operations that comprised the Semiconductor Components Group of Motorola’s Semiconductor Products Sector.

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

The accompanying unaudited financial statements as of July 1, 2005 and for the three months and six months ended July 1, 2005 and July 2, 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2: Liquidity

During the six months ended July 1, 2005, the Company reported net income of $33.3 million compared to a net loss of $51.1 million for the six months ended July 2, 2004. The Company’s net income included charges from restructuring, asset impairments and other, net of $3.9 million for the six months ended July 1, 2005 as compared to a net charge of $14.0 million for the six months ended July 2, 2004. The Company’s net loss for the six months ended July 2, 2004 also included charges of $60.4 million for loss on debt prepayment. Net cash provided by operating activities was $98.2 million for the six months ended July 1, 2005, as compared to net cash provided by operating activities of $43.7 million for the six months ended July 2, 2004.

At July 1, 2005, the Company had $235.6 million in cash and cash equivalents, $11.0 million in short-term investments, net working capital of $269.8 million, term and revolving debt of $1,142.4 million in the aggregate and a stockholders’ deficit of $507.3 million. The Company’s long-term debt includes $642.3 million under its senior bank facilities; $260.0 million of its zero coupon convertible senior subordinated notes due 2024; $162.0 million under its 10% junior subordinated note due 2011; $18.5 million under a note payable to a Japanese bank due 2005 through 2010; $54.8 million under loan facilities with Chinese banks due 2005 through 2013; and $4.8 million of capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements as of July 1, 2005 and expects to remain in compliance over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to sell additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be on terms acceptable to the Company. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through July 1, 2006. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

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

In the second quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as amended December 2003 (“FIN No. 46”), and further amended by FIN No. 46R. FIN No. 46 requires that certain variable interest entities (“VIEs”) be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. The Company determined that its investment in Leshan-Phoenix Semiconductor Company Limited (“Leshan”) meets the definition of a VIE and that the Company is the primary beneficiary; therefore, the investment in Leshan should be consolidated under FIN No. 46. The Company had previously accounted for its investment in Leshan using the equity method.

Reclassifications

Certain amounts have been reclassified to conform with the current year presentation. In prior periods, short-term investments had been classified as cash equivalents due to their highly liquid nature. They have now been reclassified as short-term investments for all periods presented in the accompanying consolidated financial statements. In addition, due to the new classification, all purchases and sales of short-term investments are now reflected in the investing section of the Consolidated Statements of Cash Flows. These reclassifications did not impact the previously reported net income (loss) or stockholders’ deficit.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, restructuring charges, losses from litigation and pension obligations; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

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

Short-Term Investments

Short-term investments have an original maturity between three months and one year and a remaining maturity of less than one year, with the exception of auction rate securities which have a maturity of greater than five years, and are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to the Company’s intent and practice to hold these readily marketable investments for less than one year. Any unrealized holding gains and losses related to available-for-sale securities are recorded, net of tax, as a separate component of accumulated other comprehensive income. When a decline in fair value is determined to be other than temporary, unrealized losses on available-for-sale securities are charged against net earnings. Realized gains and losses are accounted for on the specific identification method. Short-term investments classified as held-to-maturity as of July 1, 2005 and as held-to-maturity and available-for-sale as of December 31, 2004 were as follows (in millions):

	July 1, 2005
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments
Held-to-maturity
Municipal bonds	$1.0	$—	$—	$1.0
Corporate bonds	2.9	—	—	2.9
U.S. Government agencies	7.1	—	—	7.1

	$11.0	$—	$—	$11.0

	December 31, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments
Held-to-maturity
Municipal bonds	$1.0	$—	$—	$1.0
Corporate bonds	11.8	—	—	11.8
U.S. Government agencies	19.6	—	(0.1)	19.5

	32.4	—	(0.1)	32.3
Available-for-sale (1)
Auction-rate securities	47.6	—	—	47.6

	$80.0	$—	$(0.1)	$79.9

(1)	All short-term investments classified as available-for-sale securities were sold during the first quarter of 2005.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to projected end user demand. Projected end user demand is generally based on sales during the prior 12 months. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions as well as the Company’s design activities can cause certain of its products to become obsolete.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-40 years for buildings and 3-20 years for machinery and equipment using accelerated or straight-line methods. A majority of the machinery and equipment currently in use is depreciated on a straight-line basis over a useful life of five years. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”). The goodwill associated with the Cherry acquisition was amortized on a straight-line basis over its estimated useful life of ten years until January 1, 2002, when the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company also acquired another intangible asset in the Cherry acquisition that was amortized on a straight-line basis over its estimated useful life. In the second quarter of 2003, that intangible asset was determined to be impaired and was written-off.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 6: “Long-Term Debt—Loss on Debt Prepayment”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $8.0 million and $8.9 million at July 1, 2005 and December 31, 2004, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers, and distributors. The Company recognizes revenue on sales, net of provisions for related sales returns and allowances, to original equipment manufacturers and electronic manufacturing service providers when title passes to the end customer. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor informs the Company that it has resold the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days. Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for the quarter and six months ended July 1, 2005 and July 2, 2004, respectively, would have been changed to the pro forma amounts indicated below (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss), as reported	$18.5	$(3.5)	$33.3	$(51.1)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.4)	(3.9)	(7.0)	(10.9)

Pro forma net income (loss)	15.1	(7.4)	26.3	(62.0)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	0.1	0.2	(1.7)
Less: Redeemable preferred stock dividends	(2.6)	(2.4)	(5.2)	(4.8)
Less: Alloctation of undistributed earnings to preferred stockholders	(2.0)	—	(3.3)	—

Pro forma net income (loss) applicable to common stock	$10.6	$(9.7)	$18.0	$(68.5)

Income (loss) per share:
Basic—as reported	$0.05	$(0.02)	$0.09	$(0.24)

Basic—pro forma	$0.04	$(0.04)	$0.07	$(0.29)

Diluted—as reported	$0.05	$(0.02)	$0.09	$(0.24)

Diluted—pro forma	$0.04	$(0.04)	$0.06	$(0.29)

The fair value of option grants during the respective periods has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods, each using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended		Six Months Ended
Employee Stock Options	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Expected life (in years)	3.84	5	3.82	5
Risk-free interest rate	3.78%	3.65%	3.62%	3.27%
Volatility	0.57	0.70	0.59	0.70

	Quarter Ended		Six Months Ended
Employee Stock Purchase Plan	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	2.80%	0.93%	2.50%	0.94%
Volatility	0.63	0.65	0.60	0.63

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted-average estimated fair value of employee stock options granted and of the discount on the shares sold under the 2000 Employee Stock Purchase plan for the quarter and six months ended July 1, 2005, and July 2, 2004 are as follows:

	Quarter Ended
Weighted-Average Estimated Fair Value	July 1, 2005	July 2, 2004
Employee Stock Options Granted	$1.81	$3.54
Employee Stock Purchase Plan Discount	$1.01	$1.95

	Six Months Ended
Weighted-Average Estimated Fair Value	July 1, 2005	July 2, 2004
Employee Stock Options Granted	$2.21	$4.12
Employee Stock Purchase Plan Discount	$1.07	$1.81

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

Foreign Currencies

Most of the Company’s foreign subsidiaries conduct business primarily in U.S. dollars and, as a result, utilize the U.S. dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities in foreign currencies that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets in foreign currencies are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in operating results, as are gains and losses incurred on foreign currency transactions.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Defined Benefit Plans

The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon consultation with an independent third-party actuary and upon management’s judgment, considering all known trends and uncertainties.

Convertible Redeemable Preferred Stock

The Company accounts for the difference between the carrying amount of its convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount will equal the redemption value at the earliest available redemption date. The periodic accretion amount changes as the Company’s stock price changes and as additional dividends accrue. See “Note 7: Redeemable Preferred Stock” for further discussion.

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

Note 4: Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2004	2005 Charges	2005 Usage	2005 Adjustments	Reserve Balance at July 1, 2005
June 2005
Cash employee separation charges	$—	$3.1	$(0.4)	$—	$2.7

March 2005
Cash employee separation charges	—	1.3	(1.0)	(0.3)	—
Cash exit costs	—	0.3	(0.3)	—	—
Gain on sale of fixed assets	—	(0.5)	0.5	—	—

	—				—

December 2004
Cash exit costs	1.7	—	(1.7)	—	—

December 2003
Cash employee separation charges	3.8	—	(2.0)	(0.1)	1.7
Cash exit costs	0.3	0.2	(0.3)	—	0.2

	4.1				1.9

December 2002
Cash employee separations charges	0.4	—	(0.1)	—	0.3

June 2002
Cash exit costs	2.5	—	(2.4)	(0.1)	—

March 2002
Cash employee separations charges	0.2	—	—	—	0.2

	$8.9	$4.4	$(7.7)	$(0.5)	$5.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of July 1, 2005, the $5.1 million reserve balance was comprised of $4.9 million of employee severance charges and $0.2 million of exit costs, which consisted of facility closure and lease termination charges. A reconciliation of the activity in the table above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter and six months ended July 1, 2005, follows (in millions):

	Quarter Ended April 1, 2005	Quarter Ended July 1, 2005	Six Months Ended July 1, 2005
2005 Charges	$1.2	$3.2	$4.4
Less: net adjustments to reserves	(0.1)	(0.4)	(0.5)

	$1.1	$2.8	$3.9

	Quarter Ended April 2, 2004	Quarter Ended July 2, 2004	Six Months Ended July 2, 2004
2004 Charges	$13.1	$2.3	$15.4
Plus: Charges related to the termination of an executive officer (June 2004)	—	0.2	0.2
Less: Adjustments to prior year charges	—	(1.6)	(1.6)

	$13.1	$0.9	$14.0

June 2005

In June 2005, the Company recorded $2.8 million in restructuring, asset impairment and other, net charges, which include $3.1 million of employee separation charges and $0.1 million of exit costs partially offset by $0.4 million of net adjustments to reserves.

The $3.1 million of employee separation charges includes $1.9 million related to general worldwide work force reductions of approximately 60 employees. The remaining $1.2 million of employee separation charges related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations, which supports the standard components product line, from Malaysia to the United States. All terminations and associated severance payments related to these charges are expected to be completed during the third quarter of 2006.

The $0.1 million of exit costs related to certain exit activities that were completed in connection with the December 2003 announcement of the shutdown of manufacturing operations in East Greenwich, Rhode Island, and the associated payments were completed as of July 1, 2005.

The $0.4 million of net adjustments include $0.3 million of adjustments to the employee separation charges reserve related to the shutdown of the Company’s Grenoble, France design center that was announced in March 2005, as described below, and $0.1 million of adjustments to the employee separation charges reserve related to the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic that was announced in November 2003, as described below.

March 2005

In March 2005, the Company recorded $1.1 million in restructuring, asset impairment and other, net charges, which include $1.3 million of employee separation charges and $0.4 million of exit costs partially offset by $0.5 million of gain on sale of fixed assets and $0.1 million of net adjustments to reserves.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The $1.3 million of employee separation charges related to the termination of 13 employees in connection with the shutdown of the Company’s Grenoble, France design center. The design center operations were moved from Grenoble to the Company’s Toulouse, France facility during the first quarter of 2005. All terminations and associated severance payments related to this charge were completed as of July 1, 2005. Also, as discussed above, the remaining $0.3 million of employee separation charges reserve for this activity was reversed during June 2005.

Included in the $0.4 million of exit costs is $0.3 million for legal fees and lease termination costs related to the shutdown of the Company’s Grenoble design center. All payments related to these exit costs have been completed. The remaining $0.1 million related to certain exit activities that were completed in connection with the December 2003 announcement of the shutdown of manufacturing operations in East Greenwich, Rhode Island, and the last associated payments were made as of April 1, 2005.

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

December 2004

In December 2004, the Company recognized $1.7 million of exit costs related to contract termination costs incurred to terminate an information technology outsourcing agreement. These costs were paid during the first quarter of 2005, and the Company does not expect any additional charges related to the December 2004 restructuring activity.

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

December 2003

The remaining restructuring reserve of $1.9 million at July 1, 2005 is comprised of $1.7 million of employee separation costs and $0.2 million related to lease termination and other exit costs.

The reserve for employee separation costs of $1.7 million includes $1.5 million of termination benefits for 325 employees in connection with the East Greenwich shutdown, of which approximately 250 employees have been terminated as of July 1, 2005. The remaining $0.2 million of employee separation charges relates to severance benefits for three employees in general and administrative functions in Europe. All terminations and associated severance payments are expected to be completed by the fourth quarter of 2005.

The $0.2 million of lease termination and other exit costs are in connection with the East Greenwich shutdown. The Company expects to incur additional exit costs between $0.1 million to $0.2 million each quarter through the fourth quarter of 2005.

Also, as discussed above, in June 2005 the Company reversed the remaining $0.1 million of employee separation charges reserve related to the shutdown of the Company’s back-end manufacturing lines in the Czech Republic that was announced in November 2003.

December 2002

The remaining restructuring reserve of $0.3 million at July 1, 2005 is for separation costs associated with five employees. All terminations and associated severance payments are expected to be completed by April 2006. The Company does not expect any additional charges related to the December 2002 restructuring activity.

June 2002

The restructuring reserve of $2.5 million at December 31, 2004 related to estimated charges associated with a manufacturing supply agreement. During the first quarter of 2005 this issue was partially resolved with the vendor and the related payment of $2.4 million was made and the remaining $0.1 million reserve was written off.

March 2002

The remaining restructuring reserve of $0.2 million at July 1, 2005 relates to the unpaid separation costs associated with terminated employees. All employees have been terminated under this program and the remaining liability relating to this restructuring program is expected to be paid by September 2005. The Company does not expect any additional charges related to the March 2002 restructuring activity.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	July 1, 2005	December 31, 2004
Receivables, net:
Accounts receivable	$143.0	$133.9
Less: Allowance for doubtful accounts	(3.1)	(2.4)

	$139.9	$131.5

Inventories, net:
Raw materials	$15.7	$19.3
Work in process	86.2	103.4
Finished goods	70.2	70.7

	$172.1	$193.4

Property, plant and equipment, net:
Land	$15.7	$16.2
Buildings	359.9	362.3
Machinery and equipment	1,035.9	1,056.6

Total property, plant and equipment	1,411.5	1,435.1
Less: Accumulated depreciation	(968.8)	(963.1)

	$442.7	$472.0

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Accrued expenses:
Accrued payroll	$33.0	$25.2
Sales related reserves	23.8	21.2
Restructuring reserves	5.1	8.9
Accrued pension liability	22.6	22.1
Other	18.7	23.0

	$103.2	$100.4

Accumulated other comprehensive income:
Foreign currency translation adjustments	$0.7	$2.2
Net unrealized gains (losses) and adjustments related to cash flow hedges	1.5	(0.5)
Unrealized losses on deferred compensation plan investments	(1.0)	(0.6)

	$1.2	$1.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves, included in accrued expenses, for the six months ended July 1, 2005 is as follows (in millions):

Balance as of December 31, 2004	$3.0
Provision	0.4
Usage	(0.8)
Reserve released	(0.1)

Balance as of July 1, 2005	$2.5

The activity related to the Company’s warranty reserves, included in accrued expenses, for the six months ended July 2, 2004 is as follows (in millions):

Balance as of December 31, 2003	$1.6
Provision	1.4
Usage	(0.4)
Reserve released	(0.2)

Balance as of July 2, 2004	$2.4

The Company maintains defined benefit plans for some of its domestic and foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of July 1, 2005 and December 31, 2004, the total accrued pension liability was $34.8 million and $34.6 million, respectively. The components of our net periodic pension expense for the quarter and six months ended July 1, 2005 and July 2, 2004 are as follows (in millions):

	Quarter Ended July 1, 2005			Quarter Ended July 2, 2004
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$—	$0.2	$0.2	$0.6	$0.2	$0.8
Interest cost	0.5	0.3	0.8	0.6	0.2	0.8
Expected return on plan assets	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	—	0.1	0.1	—	0.1	0.1

Total net periodic pension cost	$0.5	$0.5	$1.0	$1.1	$0.4	$1.5

	Six Months Ended July 1, 2005			Six Months Ended July 2, 2004
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$—	$0.5	$0.5	$1.2	$0.5	$1.7
Interest cost	1.0	0.5	1.5	1.2	0.4	1.6
Expected return on plan assets	—	(0.2)	(0.2)	(0.2)	(0.2)	(0.4)
Amortization of prior service cost	—	0.1	0.1	—	0.2	0.2

Total net periodic pension cost	$1.0	$0.9	$1.9	$2.2	$0.9	$3.1

For the quarter and six months ended July 1, 2005, the Company did not incur service cost under the U.S. Pension Plan as benefits under that plan stopped accumulating as of December 31, 2004.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Long-Term Debt

Long-term debt at July 1, 2005 and December 31, 2004 consists of the following (dollars in millions):

	July 1, 2005	December 31, 2004
Senior Bank Facilities:
Tranche G due 2005 through 2009, interest payable quarterly at 6.5000% and 5.5625% respectively	$642.3	$645.5
Revolver	—	—

	642.3	645.5
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	162.0	154.2
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable, semi-annually	18.5	21.1
Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 4.84% and 4.55%, respectively	14.0	20.0
Loan with a Chinese bank due 2006 through 2013, interest payable quarterly at 5.14% and 4.25%, respsectively	40.8	43.2
Capital lease obligations	4.8	7.8

	1,142.4	1,151.8
Less: Current maturities	(18.3)	(20.0)

	$1,124.1	$1,131.8

Annual maturities relating to the Company’s long-term debt as of July 1, 2005 are as follows (in millions):

Remainder of 2005	$9.4
2006	49.4
2007	17.3
2008	11.3
2009 (1)	624.5
Thereafter	430.5

$1,142.4

(1)	The tranche G loan facility expires December 15, 2009, but can be extended to December 15, 2011; provided that the zero coupon convertible senior subordinated notes and the junior subordinated notes are redeemed by December 15, 2009 and December 15, 2010, respectively.

Loss on Debt Prepayment

During the second quarter of 2004 the Company incurred $20.7 million of costs resulting from consent fees, tender offer fees and dealer manager fees upon redemption of $225.8 million outstanding principal of the 12% senior subordinated notes due 2009 (the “senior subordinated notes”), and also wrote off $6.5 million of debt issuance costs and incurred $0.2 million of other fees due to the repayment.

During the first quarter of 2004 the Company incurred $21.0 million of costs resulting from the payment of redemption premiums upon repayment of $70.0 million and $105.0 million outstanding principal of the 12% senior secured notes due 2010 (the “first lien senior secured notes”) and 12% senior secured notes due 2008 (the “second lien senior secured notes”), respectively, and also wrote off $12.0 million of debt issuance costs and unamortized debt discount due to the repayment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Debt Guarantees

The Company has pledged substantially all of its tangible and intangible assets and similar assets of each of its existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure the Company’s senior bank facilities. SCI LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under the Company’s senior bank facilities. ON Semiconductor Corporation and the Company’s other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities.

The Company and SCI LLC, its primary operating subsidiary, were co-issuers (the “Issuers”) of the first-lien senior secured notes, the second-lien senior secured notes and the senior subordinated notes at the times they were outstanding and the Company is the sole issuer of the the zero coupon convertible senior subordinated notes due 2024 (the “zero coupon convertible notes,” and collectively, “the Notes”). The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc., an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in its joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. SCI LLC is a guarantor of the zero coupon convertible senior subordinated notes. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) were not guarantors of the Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of July 1, 2005
Cash and cash equivalents	$—	$154.5	$—	$81.1	$—	$235.6
Short-term investments	—	11.0	—	—	—	11.0
Receivables, net	—	34.5	—	105.4	—	139.9
Inventories, net	—	22.5	0.1	150.0	(0.5)	172.1
Other current assets	—	8.1	—	18.1	—	26.2
Deferred income taxes, current	—	—	—	5.3	—	5.3

Total current assets	—	230.6	0.1	359.9	(0.5)	590.1

Property, plant and equipment, net	—	74.1	7.5	361.1	—	442.7
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(319.1)	137.6	39.8	20.5	143.2	22.0

Total assets	$(319.1)	$450.4	$116.6	$741.5	$142.7	$1,132.1

Accounts payable	$—	$19.1	$0.9	$80.7	$—	$100.7
Accrued expenses and other current liabilities	—	78.1	3.4	44.8	2.1	128.4
Deferred income on sales to distributors	—	31.4	—	59.8	—	91.2

Total current liabilities	—	128.6	4.3	185.3	2.1	320.3

Long-term debt	260.0	799.0	—	65.1	—	1,124.1
Other long-term liabilities	—	19.8	—	13.5	—	33.3
Deferred income taxes	—	—	—	0.2	—	0.2
Intercompany	(207.9)	(340.3)	159.3	183.2	205.7	—

Total liabilities	52.1	607.1	163.6	447.3	207.8	1,477.9

Minority interests in consolidated subsidiaries	—	—	—	—	25.4	25.4
Redeemable preferred stock	136.1	—	—	—	—	136.1
Stockholders’ equity (deficit)	(507.3)	(156.7)	(47.0)	294.2	(90.5)	(507.3)

Liabilities, minority interests and stockholders’ equity (deficit)	$(319.1)	$450.4	$116.6	$741.5	$142.7	$1,132.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2004
Cash and cash equivalents	$—	$15.1	$—	$90.6	$—	$105.7
Short-term investments		80.0	—	—	—	80.0
Receivables, net	—	35.3	—	96.2	—	131.5
Inventories, net	—	23.6	4.7	181.6	(16.5)	193.4
Deferred income taxes, current	—	—	—	2.8	—	2.8
Other current assets	—	4.8	0.1	18.7	—	23.6

Total current assets	—	158.8	4.8	389.9	(16.5)	537.0

Deferred income tax, non current	—	2.3	—	(2.3)	—	—
Property, plant and equipment, net	—	81.1	10.5	380.4	—	472.0
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(354.5)	48.5	39.5	25.0	265.3	23.8

Total assets	$(354.5)	$298.8	$124.0	$793.0	$248.8	$1,110.1

Accounts payable	$—	$20.4	$3.5	$80.5	$—	$104.4
Accrued expenses and other current liabilities	—	74.6	6.3	41.4	1.7	124.0
Deferred income on sales to distributors	—	28.2	—	68.5	—	96.7

Total current liabilities	—	123.2	9.8	190.4	1.7	325.1

Long-term debt (1)	260.0	795.8	—	76.0	—	1,131.8
Other long-term liabilities	—	20.6	—	13.9	—	34.5
Intercompany (1)	(207.8)	(447.8)	150.9	299.4	205.3	—

Total liabilities	52.2	491.8	160.7	579.7	207.0	1,491.4
Minority interests in consolidated subsidiaries	—	—	—	—	25.4	25.4
Redeemable preferred stock	131.1	—	—	—	—	131.1
Stockholders’ equity (deficit)	(537.8)	(193.0)	(36.7)	213.3	16.4	(537.8)

Liabilities, minority interests and stockholders’ equity (deficit)	$(354.5)	$298.8	$124.0	$793.0	$248.8	$1,110.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended July 1, 2005
Revenues	$—	$99.9	$18.0	$401.8	$(216.9)	$302.8
Cost of revenues	—	99.4	5.7	318.5	(219.3)	204.3

Gross profit	—	0.5	12.3	83.3	2.4	98.5

Research and development	—	6.1	2.7	14.2	—	23.0
Selling and marketing	—	10.0	0.1	8.8	—	18.9
General and administrative	—	8.0	6.8	2.7	—	17.5
Restructuring, asset impairments and other, net	—	1.2	0.1	1.5	—	2.8

Total operating expenses	—	25.3	9.7	27.2	—	62.2

Operating income (loss)	—	(24.8)	2.6	56.1	2.4	36.3
Interest expense, net	(0.4)	(8.2)	(2.5)	(3.1)	—	(14.2)
Other	—	(3.4)	—	2.8	—	(0.6)
Equity in earnings	18.9	60.2	1.6	—	(80.7)	—

Income (loss) before income taxes and minority interests	18.5	23.8	1.7	55.8	(78.3)	21.5
Income tax provision	—	(6.5)	—	4.5	—	(2.0)
Minority interests	—	—	—	—	(1.0)	(1.0)

Net income (loss)	$18.5	$17.3	$1.7	$60.3	$(79.3)	$18.5

For the quarter ended July 2, 2004
Revenues	$—	$138.6	$21.2	$423.7	$(250.0)	$333.5
Cost of revenues	—	130.8	10.9	331.2	(251.8)	221.1

Gross profit	—	7.8	10.3	92.5	1.8	112.4

Research and development	—	7.3	2.5	15.2	—	25.0
Selling and marketing	—	12.4	0.2	7.3	—	19.9
General and administrative	—	4.0	0.1	14.4	—	18.5
Restructuring, asset impairments and other, net	—	(1.3)	0.1	2.1	—	0.9

Total operating expenses	—	22.4	2.9	39.0	—	64.3

Operating income (loss)	—	(14.6)	7.4	53.5	1.8	48.1
Interest expense, net	(0.3)	(10.1)	(4.6)	(8.2)	—	(23.2)
Loss on debt prepayment	—	(27.4)	—	—	—	(27.4)
Other	—	4.2	—	(3.2)	—	1.0
Equity in earnings	(3.2)	44.2	1.2	—	(42.2)	—

Income (loss) before income taxes and minority interests	(3.5)	(3.7)	4.0	42.1	(40.4)	(1.5)
Income tax provision	—	(0.1)	—	(1.5)	—	(1.6)
Minority interests	—	—	—	—	(0.4)	(0.4)

Net income (loss)	$(3.5)	$(3.8)	$4.0	$40.6	$(40.8)	$(3.5)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 1, 2005

Revenues	$—	$210.5	$25.8	$790.0	$(421.1)	$605.2
Cost of revenues	—	195.6	18.4	633.6	(437.1)	410.5

Gross profit	—	14.9	7.4	156.4	16.0	194.7

Research and development	—	12.2	5.6	28.3	—	46.1
Selling and marketing	—	20.3	0.4	17.5	—	38.2
General and administrative	—	13.7	7.0	17.2	—	37.9
Restructuring, asset impairments and other, net	—	1.1	(0.3)	3.1	—	3.9

Total operating expenses	—	47.3	12.7	66.1	—	126.1

Operating income (loss)	—	(32.4)	(5.3)	90.3	16.0	68.6
Interest expense, net	(0.8)	(14.1)	(5.1)	(7.9)	—	(27.9)
Other	—	(4.4)	—	2.8	—	(1.6)
Equity in earnings	34.1	87.9	3.1	—	(125.1)	—

Income (loss) before income taxes, and minority interests	33.3	37.0	(7.3)	85.2	(109.1)	39.1
Income tax provision	—	(6.0)	—	2.2	—	(3.8)
Minority interests	—	—	—	—	(2.0)	(2.0)

Net income (loss)	$33.3	$31.0	$(7.3)	$87.4	$(111.1)	$33.3

Net cash provided by (used in) operating activities	$—	$(61.8)	$(0.7)	$160.7	$—	$98.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6.0)	—	(16.0)	—	(22.0)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	24.1	—	—	—	24.1
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	0.1	0.7	—	—	0.8

Net cash provided by (used in) investing activities	—	63.9	0.7	(16.0)	—	48.6

Cash flows from financing activities:
Intercompany loans	—	(279.4)	180.0	99.4	—	—
Intercompany loan repayments	—	418.2	(180.0)	(238.2)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.9	—	—	—	0.9
Proceeds from exercise of stock options	—	1.0	—	—	—	1.0
Dividends to minority shareholder of consolidated subsidiary	—	3.0	—	(5.0)	—	(2.0)
Equity injections from parent	—	—	3.0	—	—	3.0
Subsidiary declared dividend	—	—	(3.0)	—	—	(3.0)
Payment of capital lease obligation	—	(3.0)	—	(0.1)	—	(3.1)
Payment of debt issuance costs	—	(0.2)	—	—	—	(0.2)
Repayment of long term debt	—	(3.2)	—	(10.2)	—	(13.4)

Net cash provided by (used in) financing activities	—	137.3	—	(154.1)	—	(16.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	139.4	—	(9.5)	—	129.9
Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$154.5	$—	$81.1	$—	$235.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 2, 2004

Revenues	$—	$277.7	$29.2	$882.4	$(547.6)	$641.7
Cost of revenues	—	250.8	22.4	712.4	(552.2)	433.4

Gross profit	—	26.9	6.8	170.0	4.6	208.3

Research and development	—	12.2	6.6	29.7	—	48.5
Selling and marketing	—	22.9	0.4	15.0	—	38.3
General and administrative	—	5.5	0.2	30.0	—	35.7
Restructuring, asset impairments and other, net	—	11.0	0.2	2.8	—	14.0

Total operating expenses	—	51.6	7.4	77.5	—	136.5

Operating income (loss)	—	(24.7)	(0.6)	92.5	4.6	71.8
Interest expense, net	(0.3)	(31.5)	(9.4)	(15.9)	—	(57.1)
Loss on debt prepayment	—	(60.4)	—	—	—	(60.4)
Other	—	0.2	—	(0.9)	—	(0.7)
Equity in earnings	(50.8)	63.4	2.2	—	(14.8)	—

Income (loss) before income taxes, and minority interests	(51.1)	(53.0)	(7.8)	75.7	(10.2)	(46.4)
Income tax provision	—	0.8	—	(4.0)	—	(3.2)
Minority interests	—	—	—	—	(1.5)	(1.5)

Net income (loss)	$(51.1)	$(52.2)	$(7.8)	$71.7	$(11.7)	$(51.1)

Net cash provided by (used in) operating activities	$—	$(68.4)	$1.3	$110.8	$—	$43.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22.8)	(1.3)	(24.6)	—	(48.7)
Purchases of held-to-maturity securities	—	(24.2)	—	—	—	(24.2)
Purchases of available-for-sale securities	—	(132.7)	—	—	—	(132.7)
Proceeds from sales of available-for-sale securities	—	68.5	—	—	—	68.5
Proceeds from sales of property, plant and equipment	—	3.8	—	—	—	3.8

Net cash used in investing activities	—	(107.4)	(1.3)	(24.6)	—	(133.3)

Cash flows from financing activities:
Intercompany loans	—	(158.7)	—	158.7	—	—
Intercompany loan repayments	—	198.2	—	(198.2)	—	—
Proceeds from debt issuance	—	260.0	—	—	—	260.0
Payment of debt issuance costs	—	(10.1)	—	—	—	(10.1)
Payment of capital lease obligation	—	(4.1)	—	(0.1)	—	(4.2)
Repayment of long term debt	—	(400.8)	—	(4.1)	—	(404.9)
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(2.1)	—	(2.1)
Proceeds from issuance of common stock	—	228.3	—	—	—	228.3
Equity injections from Parent		3.3		—	—	3.3
Subsidiary declared dividend	—	—	—	(3.3)	—	(3.3)
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.0	—	—	—	1.0
Proceeds from stock option exercise	—	4.5	—	—	—	4.5

Net cash provided by (used in) financing activities	—	121.6	—	(49.1)	—	72.5

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)

Net increase (decrease) in cash and cash equivalents	—	(54.2)	—	36.8	—	(17.4)
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	$—	$64.7	$—	$104.5	$—	$169.2

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only. For purposes of the Zero Coupon Convertible Senior Subordinated Notes, SCI LLC is a guarantor but not an issuer.

(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Redeemable Preferred Stock

The Company has 100,000 authorized shares of preferred stock. On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Preferred Stock (“the preferred stock”) with an aggregate stated value of $100.0 million to an affiliate of TPG. Net proceeds from the sale after deducting issuance costs were approximately $99.2 million. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The Company does not have the ability to trigger the conversion or redemption of the preferred stock as these rights rest solely with the holders of the preferred stock. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness. There were $2.6 million, $5.2 million, $2.4 million and $4.8 million of preferred stock dividends that accrued during the three months and six months ended July 1, 2005 and during the three months and six months ended July 2, 2004, respectively.

At any time after September 7, 2009, the holders of the preferred stock may require that the Company redeem their shares at a redemption price equal to the greater of (i) the stated value of the preferred stock plus all accrued and unpaid dividends thereon or (ii) 20% of the then current market price of the common stock (based upon the average closing price of the common stock over the preceding 30 trading days) and other assets and property, if any, into which one share of preferred stock is then convertible. The percentage in clause (ii) above was 50% until June 15, 2004, when the certificate of designations of the Series A preferred stock was amended to change the percentage from 50% to 20%. Upon a change of control, the holders of the preferred stock may “put” their shares to the Company at 101% of the stated value plus accumulated and unpaid dividends. The holders of the preferred stock were also granted registration rights in respect of the common stock underlying the preferred stock.

The Company is required to accrete the value of the preferred stock to its redemption value and records such accretion over the remaining period until the earliest available redemption date of September 7, 2009. An average stock price for the 30 trading days prior to the end of a quarter of greater than $14.10 ($2.82 divided by 20%) for any quarter end prior to September 7, 2009 would result in the need to adjust the accretion rate for the current and remaining periods. The net impact would adjust net income applicable to common stock. Net changes to redemption value after September 7, 2009, would directly affect net income applicable to common stock. Such accretion, which is influenced by changes in the market price of the Company’s common stock, adjusts net income applicable to common stock. Based on the market prices of the Company’s common stock, the Company recorded total accretion charges of $1.8 million for the three months ended April 2, 2004. Due to a decline in the Company’s stock price and the change in the applicable percentage from 50% to 20% on June 15, 2004, the previously recognized accretion charges shall be reversed over the remaining period, by the straight-line method, until the earliest available redemption date of September 7, 2009, unless future increases to the Company’s stock price require further accretion. Accordingly, $0.1 million and $0.2 million of previously recognized accretion charges were reversed during the quarter and six months ended July 1, 2005, respectively, and $0.1 million of previously recognized accretion charges were reversed during the quarter ended July 2, 2004. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding July 1, 2005 of $4.59, the redemption value of the preferred stock would have been $135.3 million.

The holder’s right to require the Company to redeem the preferred stock is subject to, and expressly conditioned upon, limitations under the Company’s various debt agreements. The holders of the preferred stock

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

are entitled to vote with the holders of the Company’s common stock as a single class. As of the issuance date, each share of preferred stock was entitled to approximately 3,135 votes, subject to certain adjustments for accumulated dividends and those made in accordance with anti-dilution provisions contained in the underlying agreements.

Note 8: Common Stock

Net income (loss) per share calculations for the quarter and six months ended July 1, 2005 and July 2, 2004 are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss)	$18.5	$(3.5)	$33.3	$(51.1)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	0.1	0.2	(1.7)
Less: Convertible redeemable preferred stock dividends	(2.6)	(2.4)	(5.2)	(4.8)
Less: Allocation of undistributed earnings to preferred stock holders	(2.5)	—	(4.4)	—

Net income (loss) applicable to common stock	13.5	(5.8)	23.9	(57.6)
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	0.4	—	0.8	—

Diluted net income (loss) applicable to common stock	$13.9	$(5.8)	$24.7	$(57.6)

Basic weighted average common shares outstanding	255.3	253.3	255.2	239.6
Add: Incremental shares for :
Dilutive effect of stock options	6.0	—	6.1	—
Convertible redeemable preferred stock	—	—	—	—
Convertible zero coupon senior subordinated notes	26.5	—	26.5	—

Diluted weighted average common shares outstanding	287.8	253.3	287.8	239.6

Income (loss) per common share
Basic:	$0.05	$(0.02)	$0.09	$(0.24)

Diluted:	$0.05	$(0.02)	$0.09	$(0.24)

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

Diluted loss per share generally would assume the conversion of the convertible redeemable preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and upon the assumed conversion of the zero coupon convertible senior subordinated

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

notes. However, since basic earnings per share under the two-class method is lowered due to the allocation of undistributed earnings to preferred stockholders, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive, and therefore is excluded from the calculation of diluted earnings per share. For the assumed conversion of the zero coupon convertible senior subordinated notes, $0.4 million and $0.8 million of amortization expense of debt issuance costs was added back to net income to calculate diluted earnings per share for the quarter and six months ended July 1, 2005, respectively.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the first six months of 2004, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income in the quarter and six months ended July 2, 2004, the assumed exercise of stock options would have resulted in an additional 9.4 million and 11.0 million shares of diluted weighted average common shares outstanding, respectively. This computation excludes an additional 16.6 million and 16.0 million options outstanding in the quarter and six months ended July 1, 2005, and 10.8 million and 6.6 million in the quarter and six months ended July 2, 2004, respectively, as their exercise price exceeded the average fair market value during that period.

In determining diluted earnings per share for the three and six months ended July 1, 2005 and July 2, 2004, the assumed conversion of 47.0 million and 46.1 million shares and 43.4 million and 43.0 million shares, respectively, of the redeemable preferred stock were also excluded as the related impacts would have been anti-dilutive.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of July 1, 2005 (in millions):

Remainder of 2005	$4.0
2006	5.1
2007	1.7
2008	1.0
2009	0.8
Thereafter	1.3

Total	$13.9

Other Contingencies

The Company’s manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. As part of the Company’s August 4, 1999 recapitalization, Motorola retained responsibility for this contamination and has agreed to indemnify the Company with respect to remediation and other costs or liabilities related to this matter. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Indemnification Contingencies

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require it to indemnify the other party against losses due to intellectual property infringement, property damage, including environmental contamination, personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

AMS Matter

On March 22, 2005, the Company entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement the Company paid AMS $2.4 million in cash upon the signing of the agreement. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with prejudice and each party will bear its own costs and fees incurred in connection with the litigation. The settlement agreement requires that the Company and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the pending litigation, which arbitration shall be held on or before December 1, 2005. If the arbitrator rules in favor of AMS, the Company will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in favor of the Company, AMS will not be entitled to any additional amounts of money from the Company. Each party shall bear its own costs and fees incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator. The Company had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter.

The matter originated out of an action filed in October 2003 in Arizona Superior Court by AMS against the Company. The complaint (i) alleges that the Company breached a foundry agreement entered into in 2000 under which AMS was to provide services to the Company, and (ii) claims tortious interference with contract. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Other Matters

In the normal course of business, the Company faces risk of exposure to warranty and product liability claims. Related to this, in April 2005 the Company received a request from one of its customers to indemnify it (and in turn one of its customers) for an amount estimated by them to be approximately $31.2 million in respect of costs incurred in remedying certain alleged failures of products purchased directly or indirectly from the Company. The Company is continuing its investigations and evaluations of this matter, including fact finding, assessing possible liability, available defenses and mitigating circumstances. In this connection, the Company has conducted several meetings with relevant parties in order to better understand the claim and assess alternate methods for resolving it. At this point in time, it remains too difficult to predict with certainty the ultimate loss exposure of the Company; however, management believes that a number of defenses are available to it and it expects to defend vigorously any formal claim that may be asserted.

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

Note 11: Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FASB Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, SFAS No. 123R will become applicable to the Company beginning January 1, 2006. The Company plans to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of 2006. The Company is evaluating alternative valuation models to determine stock compensation expense. The adoption of SFAS No. 123R’s fair value method will have an adverse impact on the Company’s results of operations, although it will have no impact on our overall financial position.

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact of the adoption of FIN 47 to its financial condition and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). The guidance in Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires the retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal periods beginning after December 15, 2005. The Company’s adoption of the provisions of SFAS No. 154 is not expected to impact its financial condition or results of operations.

In June 2005 the FASB issued FASB Staff Position No. 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“the Directive”) which was adopted by the European Union. Under FSP 143-1, any waste management obligation associated with the disposal of an asset will remain with the user until the waste equipment is replaced. In the event that this occurs, the waste management obligation for that asset may be transferred to the producer of the replacement equipment, depending upon laws of the applicable European Union member country. The guidance in FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The Company’s adoption of the provisions of FSP 143-1 is not expected to impact its financial condition or results of operations.

Note 12: Segment Information

The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor components. The Company has four main product lines: power management and standard analog devices, metal oxide semiconductor (“MOS”) power devices, high frequency clock and data management devices and standard components.

The Company’s reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent management’s view of the Company’s businesses and present how it evaluates the progress of its major components. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. The standard logic product unit, however, whose results are included in our Analog

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $24.9 million and $47.0 million for the quarter and six months ended July 1, 2005, respectively and revenues of approximately $23.0 million and $45.0 million for the quarter and six months ended July 2, 2004, respectively.

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

Information about segments for the quarter and six months ended July 1, 2005, and for the quarter and six months ended July 2, 2004 is as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended July 1, 2005:
Revenues from external customers	$169.2	$133.6	$302.8
Segment operating income	$31.4	$25.2	$56.6

Quarter ended July 2, 2004:
Revenues from external customers	$185.6	$147.9	$333.5
Segment operating income	$30.7	$28.2	$58.9

	Integrated Power Group	Analog Products Group	Total
Six months ended July 1, 2005:
Revenues from external customers	$338.5	$266.7	$605.2
Segment operating income	$55.6	$46.2	$101.8

Six months ended July 2, 2004:
Revenues from external customers	$354.6	$287.1	$641.7
Segment operating income	$51.9	$49.9	$101.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

	Quarter ended
	July 1, 2005	July 2, 2004
Operating income for reportable segments	$56.6	$58.9
Unallocated amounts:
Restructuring, asset impairments and other, net	(2.8)	(0.9)
Other unallocated manufacturing costs	(15.4)	(4.7)
Other unallocated operating expenses	(2.1)	(5.2)

Operating income	$36.3	$48.1

	Six Months Ended
	July 1, 2005	July 2, 2004
Operating income for reportable segments	$101.8	$101.8
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.9)	(14.0)
Other unallocated manufacturing costs	(25.2)	(8.4)
Other unallocated operating expenses	(4.1)	(7.6)

Operating income	$68.6	$71.8

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic location and product line, including local sales and exports made by operations within each area, are summarized as follows (in millions):

	Quarter Ended
	July 1, 2005	July 2, 2004
United States	$70.3	$91.6
The Other Americas	0.9	0.9
United Kingdom	49.9	10.0
The Other Europe	0.1	45.7
China	103.2	93.8
Singapore	33.8	39.3
The Other Asia/Pacific	44.6	52.2

Total Revenues	$302.8	$333.5

	Six Months Ended
	July 1, 2005	July 2, 2004
United States	$148.4	$183.9
The Other Americas	2.1	2.2
United Kingdom	106.6	19.0
The Other Europe	0.1	90.0
China	188.0	176.4
Singapore	66.8	74.0
The Other Asia/Pacific	93.2	96.2

Total Revenues	$605.2	$641.7

	Quarter Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Power Management and Standard Analog	$89.3	$98.2	$181.5	$189.4
MOS Power Devices	57.7	60.4	109.0	113.6
High Frequency Clock and Data Management	19.4	26.7	38.2	52.7
Standard Components	136.4	148.2	276.5	286.0

Total Revenues	$302.8	$333.5	$605.2	$641.7

Property, plant and equipment by geographic location is summarized as follows (in millions):

	July 1, 2005	December 31, 2004
China	$108.9	$116.9
United States	81.7	91.6
Europe	85.0	88.6
Malaysia	66.5	72.4
Japan	73.9	75.0
The Other Asia/Pacific	25.1	25.2
The Other Americas	1.6	2.3

Total property, plant and equipment	$442.7	$472.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Sales to the Company’s three largest customers accounted for approximately 12%, 9% and 9% of the Company’s revenue during the first six months of 2005 and 13%, 9% and 9% during the quarter ended July 1, 2005.

Sales to the Company’s three largest customers accounted for approximately 11%, 9% and 8% of the Company’s revenue during the first six months of 2004 and 12%, 10% and 8% during the quarter ended July 2, 2004.

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

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6% during 2004 through 2008. These are projections and may not be indicative of actual results. Other industry data also indicate that the market for our products has begun to expand after the recent and prolonged downturn.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (“MOS”) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 26,000 products and we shipped approximately 14.5 billion units in the first six months of 2004 and approximately 13.0 billion units in the first six months of 2005. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Our reportable segments, under generally accepted accounting principles, are aligned internally as the Integrated Power Group and the Analog Products Group. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog

Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. Our discussion of customers, trends and competitive conditions can generally be aligned accordingly. Our standard logic product unit, however, whose results are included in the Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $24.9 million and $47.0 million for the quarter and six months ended July 1, 2005, respectively, and revenues of approximately $23.0 million and $45.0 million for the quarter and six months ended July 2, 2004, respectively. In instances where the characteristics of the standard components product line are significantly impacted by the standard logic product unit, these impacts are addressed separately herein.

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

We currently have major design centers in Arizona, Rhode Island, Texas, China, the Czech Republic, Korea and France, and we currently operate manufacturing facilities in Arizona, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia. We ceased manufacturing operations at our Rhode Island manufacturing facility in the second quarter of 2005 and plan to exit the facility in the fourth quarter of 2005. The Rhode Island manufacturing facility is currently being marketed for sale. In the second quarter of 2005, we announced the transfer of wafer fabrication manufacturing operations from our front end fabrication facility in Malaysia to Arizona. We plan to complete this transfer by the fourth quarter of 2006. We plan to maintain the fabrication facility in Malaysia for other manufacturing processes. The transfer from Malaysia to Arizona did not impact our assembly and test operations in Malaysia.

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

In the second quarter of 2005, we experienced an increase in the end market unit demand sufficient to offset the approximate 3% price decrease from the first quarter. We also enjoyed growth in bookings during the quarter with the book to bill ratio above one for the first quarter since the second quarter of 2004. Our current outlook for the third quarter is for a 2 to 5% increase in revenue despite further expected price erosion of approximately 2%. Our manufacturing capacity utilization rates have been on the rise although they still remain around the 80% level. As a result, there are a limited number of near term component shortages that would allow for pricing power to shift to us. We continue to monitor the supply and demand picture to determine if pricing could be held or increased as it did in the first half of 2004.

Return to Profitability

In the third quarter of 2004 we returned to profitability after 14 consecutive quarters of net losses. We were profitable in the first and second quarters of 2005 as well. Our net income for the six months ended July 1, 2005, was $33.3 million. This return to profitability was the result of cost savings from profitability enhancement programs and restructuring programs, as well as debt refinancing opportunities that have reduced our interest costs.

Cost Savings and Restructuring Activities

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

Our 2004 profitability enhancement program includes the phase out of our manufacturing operations in East Greenwich, R.I., which was announced in December 2003, and our assembly and test operations in the Czech Republic, which was announced in November 2003. We began to realize savings from this program during the fourth quarter of 2004, with the full benefit expected to begin by the end of the fourth quarter of 2005. Overall, we expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings beginning in the first quarter of 2006.

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

In the second quarter of 2005, we announced our plan to transfer wafer fabrication operations from our facility in Malaysia to our facility in Arizona by the end of 2006, which will eliminate approximately 80 jobs. As a result of this action, we expect to realize costs savings of approximately $25.0 million to $30.0 million over the next five years, beginning in the third quarter of 2006. Savings during 2006 are expected to be insignificant due to transition and other costs; however, savings during 2007 are expected to be approximately $7 million.

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 119 new products in 2004 and an additional 78 new products in the first six months of 2005. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources, and to review the funding of high growth technologies regularly. We deploy people and capital with the goal to maximize our investment in research and development and to position us for continued growth. As such, we often invest opportunistically to refresh existing products in our commodity analog, standard component, MOS power, and clock and data management products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

The details of each of our most recent financing events are outlined in “Liquidity and Capital Resources—Key Financing Events” elsewhere in this Form 10-Q.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues will be up approximately 2% to 5% in the third quarter of 2005 as compared to the second quarter of 2005. Backlog levels at the beginning of the third quarter were up from backlog levels at the beginning of the second quarter of 2005, and represented over 80% of our anticipated third quarter revenues. We expect average selling prices will be down approximately 2% in the third quarter of 2005. We also expect that gross profit will be approximately flat to slightly up in the third quarter of 2005.

Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. Also, in the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

For the third quarter of 2005, we expect selling and marketing and general and administrative expenses to range from 11% to 12% of revenues and research and development expenses to range from 7% to 8% of revenues. We anticipate that net interest expense will be approximately $15 million for the third quarter of 2005. For the third quarter of 2005 we anticipate capital expenditures will be approximately $20 million. During the third quarter we also plan to make our final payment to the pension plan we inherited from Motorola, which will cost approximately $21 million of cash.

Results of Operations

Quarter Ended July 1, 2005 Compared to Quarter Ended July 2, 2004

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the quarters ended July 1, 2005 and July 2, 2004. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	July 1, 2005	July 2, 2004
Revenues	$302.8	$333.5	$(30.7)
Cost of revenues	204.3	221.1	(16.8)

Gross profit	98.5	112.4	(13.9)

Operating expenses:
Research and development	23.0	25.0	(2.0)
Selling and marketing	18.9	19.9	(1.0)
General and administrative	17.5	18.5	(1.0)
Restructuring, asset impairments and other, net	2.8	0.9	1.9

Total operating expenses	62.2	64.3	(2.1)

Operating income	36.3	48.1	(11.8)

Other income (expenses), net:
Interest expense	(15.4)	(23.8)	8.4
Interest income	1.2	0.6	0.6
Other	(0.6)	1.0	(1.6)
Loss on debt prepayment	—	(27.4)	27.4

Other income (expenses), net	(14.8)	(49.6)	34.8

Income (loss) before income taxes and minority interests	21.5	(1.5)	23.0
Income tax provision	(2.0)	(1.6)	(0.4)
Minority interests	(1.0)	(0.4)	(0.6)

Net income (loss)	$18.5	$(3.5)	$22.0

Revenues

Revenues were $302.8 million in the second quarter of 2005 as compared to $333.5 million in the second quarter of 2004. The $30.7 million decrease was primarily due to a decrease in average selling prices of approximately 5%, as well as decreased sales volume. As indicated in the table below, the dollar decrease was most pronounced in the standard components product line. The revenues by product line are as follows (dollars in millions):

	Quarter Ended July 1, 2005	As a % Revenue	Quarter Ended July 2, 2004	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$89.3	29.5%	$98.2	29.4%	$(8.9)	-9.1%
MOS Power Devices	57.7	19.1%	60.4	18.1%	(2.7)	-4.5%
High Frequency Clock and Data Management	19.4	6.4%	26.7	8.0%	(7.3)	-27.3%
Standard Components (1)	136.4	45.0%	148.2	44.4%	(11.8)	-8.0%

Total Revenues	$302.8		$333.5		$(30.7)

(1)	Revenues from the standard components product line includes $24.9 million and $23.0 million of revenues from the standard logic product unit for the quarters ended July 1, 2005 and July 2, 2004, respectively.

Revenues from our power management and standard analog product line decreased $8.9 million, or 9.1% in the second quarter of 2005 as compared to the second quarter of 2004. The decrease in revenue can be attributed primarily to decreases in the transportation and industrial end markets, partially offset by increases in the computing end markets.

Revenues from MOS power devices decreased $2.7 million, or 4.5%, in the second quarter of 2005 as compared to the second quarter of 2004. The decrease in revenue can be attributed primarily to decreases in the computing and transportation end markets, partially offset by increases in the wireless communications end markets.

Revenues from high frequency clock and data management products decreased $7.3 million, or 27.3%, in the second quarter of 2005 as compared to the second quarter of 2004. The decrease in revenue was primarily driven by a decrease in revenue from the industrial end markets.

Revenue from standard components decreased $11.8 million, or 8.0%, in the second quarter of 2005 as compared to the second quarter of 2004. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The decrease in revenue was attributed primarily to decreases in the industrial, networking and consumer end markets.

Revenues by geographic area as a percentage of revenues were as follows:

	Quarter Ended July 1, 2005	As a % Revenue (1)	Quarter Ended July 2, 2004	As a % Revenue (1)
Americas	$71.2	24%	$92.5	28%
Asia Pacific	181.6	60%	185.3	56%
Europe	50.0	17%	55.7	17%

Total	$302.8	100%	$333.5	100%

(1)	Certain amounts may not total due to rounding of individual components

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Sales to our three largest customers accounted for approximately 13%, 9% and 9% of our revenue during the second quarter of 2005 and 12%, 10% and 8% during the second quarter of 2004.

Gross Profit

Our gross profit was $98.5 million in the second quarter of 2005 compared to $112.4 million in the second quarter of 2004. As a percentage of revenues, our gross profit was 32.5% in the second quarter of 2005 as compared to 33.7% in the second quarter of 2004. Gross profit decreased during the second quarter of 2005 as compared to the second quarter of 2004 due to declines in average selling prices and lower manufacturing capacity utilization, which were partially offset by cost savings from our restructuring programs and other cost savings initiatives.

Operating Expenses

Research and development expenses were $23.0 million in the second quarter of 2005 compared to $25.0 million in the second quarter of 2004, representing a decrease of $2.0 million or 8.0%. Research and development expenses represented 7.6% and 7.5% of revenues in the second quarter of 2005 and the second quarter of 2004, respectively. The $2.0 million decrease in research and development is attributable to reduced costs associated with application and platform development initiatives incurred in 2004 and reduced employee performance bonuses, partially offset by increased headcount of our research and development personnel.

Selling and marketing expenses were $18.9 million in the second quarter of 2005 compared to $19.9 million in the second quarter of 2004 representing a decrease of $1.0 million or 5.0%. Selling and marketing expenses increased slightly to 6.2% from 6.0% of revenues in the second quarter of 2005 and the second quarter of 2004, respectively. The $1.0 million decrease in selling and marketing expenses is attributable to decreased employee performance bonuses and decreased commissions to external sales representatives, partially offset by increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $17.5 million in the second quarter of 2005 compared to $18.5 million in the second quarter of 2004, representing a decrease of $1.0 million or 5.4%. General and administrative expenses represented 5.8% and 5.5% of revenues in the second quarter of 2005 and the second quarter of 2004, respectively. The $1.0 million decrease is attributable to reduced employee performance bonuses partially offset by increased costs of information technology outsourcing.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $2.8 million in the second quarter of 2005 compared to $0.9 million in the second quarter of 2004.

During the second quarter of 2005, we recorded $3.1 million of employee cash separation charges and $0.1 million of exit costs offset in part by $0.4 million of net adjustments to reserves. The $3.1 million of employee separation charges includes $1.9 million related to a general worldwide work force reduction of approximately 60 employees. All terminations and associated severance payments related to these charges are expected to be completed during the third quarter of 2006. The remaining $1.2 million of employee separation charges is related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations from Malaysia to Arizona.

The $0.1 million of exit costs related to certain exit activities that were completed in connection with the December 2003 announcement of the shutdown of manufacturing operations in East Greenwich, Rhode Island.

The $0.4 million of net adjustments include $0.3 million of adjustments to the employee separation charges reserve related to the shutdown of our Grenoble, France design center that was announced in March 2005 and $0.1 million of adjustments to the employee separation charges reserve related to the shutdown of our assembly and test operations in Roznov, Czech Republic that was announced in November 2003.

Restructuring, asset impairments and other, net charges of $0.9 million in the second quarter of 2004 includes $2.1 million of employee separation charges, $0.2 million of exit costs, and $0.2 million to cover costs associated with the separation of one of our executive officers, partially offset by $1.6 million of adjustments to restructuring reserves established in prior periods.

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

The remaining $0.6 million of employee separation charges relates to the previously announced shutdown of our back-end manufacturing lines in Roznov. This amount represents a portion of the total severance benefits for approximately 460 employees. We previously recorded a similar charge of $0.5 million in the fourth quarter of 2003 and $0.7 million in the first quarter of 2004, and we recorded additional severance charges of approximately $0.3 million related to such shutdown ratably throughout the remainder of 2004.

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

Interest Expense

Interest expense was $15.4 million in the second quarter of 2005 compared to $23.8 million in the second quarter of 2004. The decrease in interest expense is primarily a result of interest savings from the repayment during 2004 of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes which carried higher interest rates than our long-term debt outstanding during the second quarter of 2005. Our average month-end long-term debt balance (including current maturities) in the second quarter of 2005 was $1,144.7 million with a weighted average interest rate of 5.4% compared to $1,174.2 million with a weighted average interest rate of 8.1% in the second quarter of 2004. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $27.4 million in the second quarter of 2004. This represents the write-off of debt issuance costs and certain third-party costs and includes approximately $20.7 million of fees paid in connection with the tender offer and purchase of $225.8 million principal of the senior subordinated notes. There was no corresponding loss in the second quarter of 2005.

Provision for Income Taxes

Provision for income taxes was $2.0 million in the second quarter of 2005 compared to $1.6 million in the second quarter of 2004. The provision related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate.

Net Income (Loss)

Our net income was $18.5 million in the second quarter of 2005 compared to a net loss of $3.5 million in the second quarter of 2004. The $22.0 million increase in net income is primarily attributable to the absence of a $27.4 million expense that we recorded in the second quarter of 2004 in connection with the refinancing of our long-term debt and a $8.4 million, or 35.3%, decrease in interest expense for the quarter, which were partially offset by a $11.8 million, or 24.5%, decrease in operating income described above.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the Company and inform how we evaluate the progress of its major components. Information about our reportable segments for the quarter ended July 1, 2005, and for the quarter ended July 2, 2004, is as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended July 1, 2005:
Revenues from external customers	$169.2	$133.6	$302.8
Segment operating income	$31.4	$25.2	$56.6

Quarter ended July 2, 2004:
Revenues from external customers	$185.6	$147.9	$333.5
Segment operating income	$30.7	$28.2	$58.9

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to consolidated financial statements (in millions):

	Quarter ended
	July 1, 2005	July 2, 2004
Operating income for reportable segments	$56.6	$58.9
Unallocated amounts:
Restructuring, asset impairments and other, net	(2.8)	(0.9)
Other unallocated manufacturing costs	(15.4)	(4.7)
Other unallocated operating expenses	(2.1)	(5.2)

Operating income	$36.3	$48.1

Six Months Ended July 1, 2005 Compared to Six Months Ended July 2, 2004

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the six months ended July 1, 2005 and July 2, 2004, respectively. The amounts in the following table are in millions:

	Six Months Ended		Dollar Change
	July 1, 2005	July 2, 2004
Revenues	$605.2	$641.7	$(36.5)
Cost of revenues	410.5	433.4	(22.9)

Gross profit	194.7	208.3	(13.6)

Operating expenses:
Research and development	46.1	48.5	(2.4)
Selling and marketing	38.2	38.3	(0.1)
General and administrative	37.9	35.7	2.2
Restructuring, asset impairments and other, net	3.9	14.0	(10.1)

Total operating expenses	126.1	136.5	(10.4)

Operating income	68.6	71.8	(3.2)

Other income (expenses), net:
Interest expense	(30.0)	(58.1)	28.1
Interest income	2.1	1.0	1.1
Other	(1.6)	(0.7)	(0.9)
Loss on debt prepayment	—	(60.4)	60.4

Other income (expenses), net	(29.5)	(118.2)	88.7

Loss before income taxes and minority interests	39.1	(46.4)	85.5
Income tax provision	(3.8)	(3.2)	(0.6)
Minority interests	(2.0)	(1.5)	(0.5)

Net income (loss)	$33.3	$(51.1)	$84.4

Revenues

Revenues were $605.2 million in the first six months of 2005 as compared to $641.7 million in the first six months of 2004. The $36.5 million decrease was primarily due to a decrease in average selling prices of approximately 4% and decreased sales volume. As indicated in the table below, the dollar decrease was most pronounced in the high frequency clock and data management product line. Our average selling prices in the first six months of 2005 relative to the last six months of 2004 decreased by approximately 4%. The revenues by product line are as follows (dollars in millions):

	Six Months Ended July 1, 2005	As a % Revenue	Six Months Ended July 2, 2004	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$181.5	30.0%	$189.4	29.5%	$(7.9)	-4.2%
MOS Power Devices	109.0	18.0%	113.6	17.7%	(4.6)	-4.0%
High Frequency Clock and Data Management	38.2	6.3%	52.7	8.2%	(14.5)	-27.5%
Standard Components (1)	276.5	45.7%	286.0	44.6%	(9.5)	-3.3%

Total Revenues	$605.2		$641.7		$(36.5)

(1)	Revenues from the standard components product line includes $24.9 million and $23.0 million of revenues from the standard logic product unit for the quarters ended July 1, 2005 and July 2, 2004, respectively.

Revenues from our power management and standard analog product line decreased $7.9 million, or 4.2% in the first six months of 2005 as compared to the first six months of 2004. The decrease in revenue can be attributed to decreases in the transportation and industrial end markets, partially offset by increases in the computing end markets.

Revenues from MOS power devices decreased $4.6 million, or 4.0%, in the first six months of 2005 as compared to the first six months of 2004. The decrease in revenue can be attributed primarily to decreases in the computing and transportation end markets, partially offset by increases in the wireless communications end markets.

Revenues from high frequency clock and data management products decreased $14.5 million, or 27.5%, in the first six months of 2005 as compared to the first six months of 2004. The decrease in revenue can be attributed to decreased demand across all markets, with primarily decreases in the industrial and network communications end markets.

Revenue from standard components decreased $9.5 million, or 3.3%, in the first six months of 2005 as compared to the first six months of 2004. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The decrease in revenue was attributed primarily to decreases in the industrial, consumer and networking end markets.

Revenues by geographic area as a percentage of revenues were as follows:

	Six Months Ended July 1, 2005	As a % Revenue (1)	Six Months Ended July 2, 2004	As a % Revenue (1)
Americas	$150.5	25%	$186.1	29%
Asia Pacific	348.0	58%	346.6	54%
Europe	106.7	18%	109.0	17%

Total	$605.2	100%	$641.7	100%

(1)	Certain amounts may not total due to rounding of individual components

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Sales to our three largest customers accounted for approximately 12%, 9% and 9% of our revenue during the first six months of 2005 and 11%, 9% and 8% during the first six months of 2004.

Gross Profit

Our gross profit was $194.7 million in the first six months of 2005 compared to $208.3 million in the first six months of 2004. As a percentage of revenues, our gross profit was 32.2% in the first six months of 2005 as compared to 32.5% in the first six months of 2004. Gross profit decreased during the first six months of 2005 as compared to the first six months of 2004 due to declines in average selling prices and lower manufacturing capacity utilization, which were partially offset by cost savings from our restructuring programs and other cost savings initiatives.

Operating Expenses

Research and development expenses were $46.1 million in the first six months of 2005 compared to $48.5 million in the first six months of 2004, representing a decrease of $2.4 million or 4.9%. Research and development expenses remained consistent representing 7.6% of revenues in both the first six months of 2005 and the first six months of 2004. The $2.4 million decrease in research and development is attributable to reduced costs associated with application and platform development initiatives incurred in 2004 and reduced employee performance bonuses, partially offset by increased employee salaries and wages and increased headcount of our research and development personnel.

Selling and marketing expenses were $38.2 million in the first six months of 2005 compared to $38.3 million in the first six months of 2004 representing a decrease of $0.1 million or 0.3%. Selling and marketing expenses increased slightly to 6.3% from 6.0% of revenues in the first six months of 2005 as compared to the first six months of 2004.

The $0.1 million decrease is attributable to decreased employee performance bonuses and decreased commissions to external sales representatives, partially offset by increased employee salaries and wages and increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $37.9 million in the first six months of 2005 compared to $35.7 million in the first six months of 2004, representing an increase of $2.2 million or 6.2%. General and administrative expenses represented 6.3% and 5.6% of revenues in the first six months of 2005 and the first six months of 2004, respectively. The increase is attributable to increased costs of information technology outsourcing and to costs incurred for external services, including audit and consulting services, partially offset by reduced employee performance bonuses and reduced depreciation expense in the first six months of 2005 as compared to the first six months of 2004.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $3.9 million in the first six months of 2005 compared to $14.0 million in the first six months of 2004.

During the first six months of 2005, we recorded $4.4 million of employee separation charges and $0.5 million of exit costs, offset in part by $0.5 million of gain on sale of fixed assets and $0.4 million of net adjustments to reserves.

The $4.4 million of employee separation charges includes $1.9 million related to a general worldwide work force reduction of approximately 60 employees, $1.3 million related to the transfer of certain design center functions from Grenoble, France to Toulouse, France, and $1.2 million of employee separation charges related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations from Malaysia to Arizona.

The $0.5 million of exit costs were the result of $0.3 million of cash exit costs related to the transfer of certain design center functions from Grenoble, France to Toulouse, France and $0.2 million for certain exit activities that were completed in connection with the December 2003 announcement of the shutdown of manufacturing operations in East Greenwich, Rhode Island. These costs were offset by a gain on sale of land at East Greenwich of $0.5 million.

The $0.5 million of net adjustments include $0.3 million of adjustments to the employee separation charges reserve related to the shutdown of our Grenoble, France design center that was announced in March 2005, $0.1 million of adjustments to the employee separation charges reserve related to the shutdown of our assembly and test operations in Roznov, Czech Republic that was announced in November 2003, and the reversal of a $0.1 million reserve for cash exit costs related to the June 2002 restructuring activity that are no longer expected to be incurred.

Restructuring, asset impairments and other, net of $14.0 million in the first six months of 2004 include $12.0 million of loss on sale of fixed assets, $3.1 million of employee separation charges, $0.3 million of exit costs and $0.2 million to cover costs associated with the separation of one of our executive officers, offset in part by $1.6 million of adjustments to restructuring reserves established in prior periods. At the end of the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of certain IT infrastructure, messaging, data center network, help desk and onsite management services. As part of the agreement, we sold certain system software modules, licenses and hardware for $3.8 million, which had a net book value of $15.8 million prior to the sale, resulting in a loss on sale of fixed assets of $12.0 million. We then leased back such system software modules and associated hardware and leased certain new hardware.

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

This amount represents a portion of the total severance benefits for approximately 460 employees. We previously recorded a similar charge of $0.5 million in the fourth quarter of 2003.

Included in the $0.3 million of exit costs is $0.2 million related to certain exit activities that were completed in connection with the previously announced shutdown of manufacturing operations in East Greenwich, Rhode Island. The remaining $0.1 million of exit costs relate to the IT outsourcing agreement announced in March 2004.

We also recorded a $0.2 million charge to cover costs associated with the separation of one of our executive officers.

During the first six months of 2004, we reversed $1.2 million of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and implementation of new accounting systems. We also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets under the December 2002 restructuring plan, which we no longer expect to incur.

For more information on our restructuring activity see Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $30.0 million in the first six months of 2005 compared to $58.1 million in the first six months of 2004. The decrease in interest expense is primarily a result of interest savings from the repayment during 2004 of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes which carried higher interest rates than our long-term debt outstanding during the first quarter of 2005. Our average month-end long-term debt balance (including current maturities) in the first six months of 2005 was $1,146.8 million with a weighted average interest rate of 5.2% compared to $1,212.2 million with a weighted average interest rate of 9.6% in the first six months of 2004. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $60.4 million in the first six months of 2004 and includes approximately $21.0 million of redemption premiums paid in connection with the partial retirement of our first-lien senior secured notes and second-lien senior secured notes, approximately $20.7 million of fees paid in connection with the tender offer and purchase of $225.8 million principal of the senior subordinated notes, the write off of $18.5 million of debt issuance costs due to the repayments and $0.2 million of other fees incurred related to the repayments. We did not incur any corresponding losses in the first six months of 2005.

Provision for Income Taxes

Provision for income taxes was $3.8 million in the first six months of 2005 compared to $3.2 million in the first six months of 2004. The provision related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate.

Net Income (Loss)

Our net income was $33.3 million in the first six months of 2005 compared to a net loss of $51.1 million in the first six months of 2004. The $84.4 million increase in net income is primarily attributable to the absence of a $60.4 million expense that we recorded in the first six months of 2004 in connection with the refinancing of our long-term debt and a $28.1 million, or 48.4%, decrease in interest expense for the period, which were partially offset by a $3.2 million decrease in operating income as described above.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the company and inform how we evaluate the progress of its major components. Information about our reportable segments for the six months ended July 1, 2005 and for the six months ended July 2, 2004 is as follows (in millions):

	Integrated Power Group	Analog Products Group	Total
Six months ended July 1, 2005:
Revenues from external customers	$338.5	$266.7	$605.2
Segment operating income	$55.6	$46.2	$101.8

Six months ended July 2, 2004:
Revenues from external customers	$354.6	$287.1	$641.7
Segment operating income	$51.9	$49.9	$101.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to consolidated financial statements (in millions):

	Six Months Ended
	July 1, 2005	July 2, 2004
Operating income for reportable segments	$101.8	$101.8
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.9)	(14.0)
Other unallocated manufacturing costs	(25.2)	(8.4)
Other unallocated operating expenses	(4.1)	(7.6)

Operating income	$68.6	$71.8

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitment and Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations, redeemable preferred stock, and our purchase obligations. The following table summarizes our contractual obligations at July 1, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Standby letter of credit	$16.9	$7.5	$8.9	$0.5	$—	$—	$—

	Payments Due by Period
Contractual obligations	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt	$1,142.4	$9.4	$49.4	$17.3	$11.3	$624.5	$430.5
Operating leases	13.9	4.0	5.1	1.7	1.0	0.8	1.3
Other long-term obligations—pension plans	34.8	22.3	3.0	3.0	3.0	3.0	0.5
Redeemable preferred stock	188.6	—	—	—	—	188.6	—
Purchase obligations:
Capital purchase obligations	23.8	14.7	3.7	3.9	1.5	—	—
Foundry and inventory purchase obligations	31.0	29.1	1.9	—	—	—	—
Mainframe support	11.0	2.4	4.5	2.6	0.8	0.7	—
Information technology and communication services	23.5	5.5	6.5	5.1	6.4	—	—
Other	3.4	2.1	1.3	—	—	—	—

Total contractual obligations	$1,472.4	$89.5	$75.4	$33.6	$24.0	$817.6	$432.3

Our long-term debt includes $642.3 million under our senior bank facilities, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $160.2 million under the junior subordinated note, $18.5 million under a note payable to a Japanese bank, $14.0 million under a loan facility with a Chinese bank, $40.8 million under a loan facility with another Chinese bank and $4.8 million of capital lease obligations. See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

In the normal course of our business, we enter into various operating leases for equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our U.S. and foreign pension plans. See Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. The U.S. pension plan, named the ON Semiconductor Grandfathered Pension Plan, (the “Grandfathered Plan”) is in the process of being terminated. We have sought the approval to terminate the Grandfathered Plan from the Pension Benefit Guaranty Corporation, and we anticipate receiving approval to terminate this plan in 2005. With the termination of the Grandfathered Plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits. In connection with the proposed termination of our Grandfathered Plan, we expect a related cash funding requirement for the liability of approximately $21.1 million in the third quarter of 2005, which includes estimated additional pension expense of approximately $0.5 million to be recognized in the third quarter of 2005 that is not included in the table above. The remaining obligation in the table above also includes estimated funding requirements for liabilities related to our foreign pension plans.

Our Series A Cumulative Convertible Redeemable Preferred Stock, which is held by an affiliate of Texas Pacific Group (our majority shareholder), is redeemable at the holder’s option anytime after September 7, 2009. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock, if greater during the relevant quarterly period), compounded to the extent not paid, and subject to restrictions under our senior bank facilities and other documents relating to our indebtedness. The amount shown in the table above assumes no conversion of the preferred stock or redemption until the earliest redemption date of September 7, 2009. We are required to accrete the value of the preferred stock to its redemption value, and any resulting non-cash charge would reduce net income applicable to common stock for purposes of calculating earnings per share.

Our balance of cash, cash equivalents and short-term investments was $246.6 million at July 1, 2005. We believe we have sufficient cash to meet our liquidity needs over the next twelve months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $16.9 million were outstanding under the revolving facility at July 1, 2005. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

Contingencies

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses due to intellectual property infringement, property damage, including environmental contamination, personal injury, failure to comply with applicable laws, our negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

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

In addition to the above, from time to time we provide standard representations and warranties to counterparties in contracts in connection with sales of our securities and the engagement of financial advisors and also provide indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by us.

While our future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under any of these indemnities have not had a material effect on our business, financial condition, results of operations or cash flows, and we do not believe that any amounts that we may be required to pay under these indemnities in the future will be material to our business, financial condition, results of operations or cash flows.

See Part II, Item 1 “Legal Proceedings” of this Form 10-Q for possible contingencies related to legal matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and for debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash and cash equivalents on hand, short term investments, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

We believe that the key factors that could affect our internal and external sources of cash include:

•	factors that affect our results of operations and cash flows, including changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our productivity, and our ability to make the research and development expenditures required to remain competitive in our business; and

•	factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms, or at all, or to respond to business opportunities and developments as they arise, including interest rate fluctuations, our ability to maintain compliance with financial covenants under our existing credit facilities, and other limitations imposed by our credit facilities or arising from our substantial leverage.

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

If we fail to generate sufficient cash from operations, we may need to sell additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity sales or borrowings will be available or, if available, will be on terms acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through July 1, 2006. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended July 1, 2005, April 1, 2005, and July 2, 2004, and the six months ended July 1, 2005 and July 2, 2004, with a reconciliation to net cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended			Six Months Ended
	July 1, 2005	April 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss)	$18.5	$14.8	$(3.5)	$33.3	$(51.1)
Plus:
Depreciation and amortization	24.8	25.1	24.8	49.9	51.1
Interest expense	15.4	14.6	23.8	30.0	58.1
Interest income	(1.2)	(0.9)	(0.6)	(2.1)	(1.0)
Income tax provision	2.0	1.8	1.6	3.8	3.2

EBITDA	59.5	55.4	46.1	114.9	60.3
Increase (decrease):
Interest expense	(15.4)	(14.6)	(23.8)	(30.0)	(58.1)
Interest income	1.2	0.9	0.6	2.1	1.0
Income tax provision	(2.0)	(1.8)	(1.6)	(3.8)	(3.2)
Loss (gain) on sale or disposal of fixed assets	0.5	(0.5)	—	—	12.1
Non-cash portion of loss on debt prepayment	—	—	6.5	—	18.5
Amortization of debt issuance costs and debt discount	0.4	0.5	1.8	0.9	3.7
Provision for excess inventories	3.1	3.1	1.6	6.2	1.6
Non-cash interest on junior subordinated note payable	3.9	3.9	3.5	7.8	7.0
Deferred income taxes	(2.4)	(2.2)	(0.7)	(4.6)	(1.5)
Other	1.2	0.7	0.7	1.9	1.9
Changes in operating assets and liabilities	12.0	(9.2)	(2.8)	2.8	0.4

Net cash provided by operating activities	$62.0	$36.2	$31.9	$98.2	$43.7

As discussed in “Debt Instruments, Guarantees and Related Covenants” included elsewhere in this report, our debt covenants require us to maintain minimum adjusted EBITDA levels, as defined in the agreement governing our senior bank facilities. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing raw materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers, and contract termination costs. Furthermore, our working capital may also be affected by pension funding requirements. Our working capital, including cash, was $269.8 million at July 1, 2005.

The components of our working capital at July 1, 2005 and December 31, 2004 are set forth below (in millions), followed by explanations for changes between December 31, 2004 and July 1, 2005 that are greater than $5 million:

	July 1, 2005	December 31, 2004	Change
Current assets
Cash and cash equivalents	$235.6	$105.7	$129.9
Short-term investments	11.0	80.0	(69.0)
Receivables, net	139.9	131.5	8.4
Inventories, net	172.1	193.4	(21.3)
Other current assets	26.2	23.6	2.6
Deferred income taxes	5.3	2.8	2.5

Total current assets	590.1	537.0	53.1

Current liabilities
Accounts payable	$100.7	$104.4	$(3.7)
Accrued expenses	103.2	100.4	2.8
Income taxes payable	6.4	2.4	4.0
Accrued interest	0.5	1.2	(0.7)
Deferred income on sales to distributors	91.2	96.7	(5.5)
Current portion of long-term debt	18.3	20.0	(1.7)

Total current liabilities	320.3	325.1	(4.8)

Net working capital	$269.8	$211.9	$57.9

The increase in cash, cash equivalents and short-term investment activity at the end of the first six months of 2005 was primarily attributable to cash provided by operating activities of approximately $98 million, which was partially offset by capital expenditures of approximately $22 million as well as debt repayments of approximately $13 million during the first six months of 2005.

The increase in accounts receivable of $8.4 million at the end of the first six months of 2005 was primarily attributable to an increase in sales during May and June of 2005 as compared to November and December of 2004.

The decrease in inventory of $21.3 million at the end of the first six months of 2005 was attributable to planned inventory reductions achieved by producing at a lower level than sales forecasts for the first six months of 2005 and inventory writedowns.

The decrease in deferred income is attributable to decreased inventory levels at distributors as compared to December 31, 2004.

As previously mentioned, we intend to contribute approximately $21 million to the Grandfathered Plan in the third quarter of 2005.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to more efficiently utilize our existing manufacturing assets and supply arrangements. As we have consolidated our operations in a few locations, we have not needed to incur as large capital expenditures. Accordingly, our capital expenditures during 2003 and 2004 have been at less than historical rates. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $22.0 million during the first six months of 2005 compared to $48.7 million during the first six months of 2004. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign and domestic defined benefit pension plans and other miscellaneous liabilities. Our annual funding for the pension plan obligations is equal to the minimum legally required amount in each jurisdiction in which the plans operate. This annual amount is dependent upon many actuarial assumptions.

Key Financing Events

Overview

Since we became an independent company we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts under our senior bank facilities, which contain an EBITDA (as defined for such facilities) covenant with which we were in compliance as of July 1, 2005.

Entering 2004 our long-term debt balance of $1,302.9 million included $744.2 million outstanding under our first-lien senior secured notes, second-lien notes and senior subordinated notes with interest rates ranging from 12% to 13%. During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures included the repayment of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes using the proceeds of equity offerings and debt refinancings bearing lower interest rates, as described below:

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, Texas Pacific Group, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $227.9 million after deducting the underwriters’ discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.2 million, and $0.3 million of bank amendment fees that were paid as of December 31, 2004. We used a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first-lien senior secured notes and $105.0 million outstanding principal amount of our second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We used the remaining net proceeds for general corporate purposes. In connection with this redemption, we wrote off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by the selling stockholder. In connection with the offering, we also amended our senior bank facilities.

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

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 we refinanced $320.5 million of loans under our senior bank facilities. We replaced our tranche E term loan facility with a new tranche F term loan facility, which bore interest at a base rate plus a margin that was 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility were to be due throughout 2008 and 2009, provided that, if we had not redeemed or repurchased our second-lien senior secured notes in full on or prior to November 15, 2007, the tranche F term loan facility would mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit us to use for general corporate purposes up to $30 million of the proceeds from the sale of the East Greenwich manufacturing facility;

•	subject to certain restrictions, permit us to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or the 10% Junior Subordinated Note due 2011 (“the junior subordinated note”);

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new revolving facility that bears interest at a rate that is 0.50% per annum lower than the rate borne by the existing revolving facility.

December 2004 Amendment to Senior Bank Facilities and Repurchase of Senior Secured Notes

In December 2004, we refinanced the term loans under our senior bank facilities and increased our total borrowings under these facilities to $645.5 million. We replaced $320.5 million of the tranche F term loan facility with $645.5 million of a tranche G term loan facility with terms, other than the interest rate and principal balance, that are largely identical to those of the tranche F term loan facility. Proceeds from the tranche G term loan facility were used to acquire $130.0 million principal outstanding of our first-lien notes and $195.0 million principal outstanding of our second-lien notes. Principal payments under the tranche G term loan facility are paid quarterly at an annualized rate of 1% of the original principal balance, with the remaining principal due at maturity. The tranche G loan facility expires December 15, 2009, but can be extended to December 15, 2011, provided that the zero coupon convertible senior subordinated notes and the junior subordinated note are redeemed by December 15, 2009 and December 15, 2010, respectively. We also increased the interest rate on our term loans by 0.25% per annum. Costs incurred in connection with this refinancing totaled $2.4 million, of which $1.9 million were expensed as incurred while the remaining $0.5 million of such costs were capitalized and are being amortized using the effective interest method.

As discussed above, in December 2004 we used proceeds from the refinancing of our senior bank facilities to repurchase and retire all of our outstanding first-lien notes (at a price of 123.5%) and second-lien notes (at a price of 118.8%). Also in connection with this debt repurchase, we wrote off $8.7 million of unamortized debt discounts, $10.9 million of debt issuance costs and expensed $0.2 million of third-party expenses in connection therewith.

Covenant Revisions in the Fourth Quarter of 2004

After meeting certain financial conditions during the fourth quarter of 2004, certain financial covenants were revised in our senior bank facilities to:

•	increase the maximum amount of sales, transfers and other dispositions of assets during any fiscal year to $50.0 million aggregate fair market value;

•	permit acquisitions of up to $50.0 million in equity interests of other companies;

•	increase the maximum amount of other investments to $100.0 million;

•	remove the minimum cash and cash equivalents requirement; and

•	allow payment of fees and expenses in cash to TPG in an aggregate amount not to exceed $2.0 million in any fiscal year.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of July 1, 2005 and December 31, 2004 (dollars in millions):

	July 1, 2005	December 31, 2004
Senior Bank Facilities:
Tranche G due 2005 through 2009, interest payable quarterly at 6.5000% and 5.5625% respectively	$642.3	$645.5
Revolver	—	—

	642.3	645.5

Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	162.0	154.2

2.25% Note payable to Japanese bank due 2005 through 2010, interest payable, semi-annually	18.5	21.1

Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 4.84% and 4.55%, respectively	14.0	20.0

Loan with a Chinese bank due 2006 through 2013, interest payable quarterly at 5.14% and 4.25%, respsectively	40.8	43.2

Capital lease obligations	4.8	7.8

	1,142.4	1,151.8
Less: Current maturities	(18.3)	(20.0)

	$1,124.1	$1,131.8

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

SCI LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our senior bank facilities. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities. ON Semiconductor Corporation is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible notes. Our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantees the senior bank facilities or the notes.

As of July 1, 2005, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible notes. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and indentures through July 1, 2006.

Our debt agreements contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans or advances;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	make capital expenditures;

•	pay dividends, redeem capital stock or make certain other restricted payments or investments;

•	pay dividends from SCI LLC to ON Semiconductor Corporation;

•	engage in sale and leaseback transactions;

•	enter into new lines of business;

•	issue some types of preferred stock; and

•	enter into transactions with our affiliates.

In addition, our senior bank facilities require that we maintain or achieve a minimum consolidated adjusted EBITDA, as defined in the related agreement, and a minimum amount of cash and cash equivalents. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

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

Use of Estimates.    The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by us in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, restructuring charges, losses from litigation and pension obligations; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

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

Inventories.    We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market, and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior 12 months. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of sales and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the vast majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material.

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

Goodwill.    We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of SFAS No. 142, which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. To date, our goodwill has not been considered to be impaired based on the results of this first step.

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

Convertible Redeemable Preferred Stock.    We account for the difference between the carrying amount of our convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as our stock price changes and as additional dividends accrue. The average closing price used of our common stock over the last 30 trading days preceding July 1, 2005 was $4.59. Therefore, the previously recognized accretion charges, in respect to the redemption feature, shall be reversed on a straight-line basis through September 7, 2009, unless future increases to the Company’s stock price require further accretion.

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

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are evaluating the impact of the adoption of FIN 47 to our financial condition and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No.3” (“SFAS No. 154”). The guidance in Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires the retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal periods beginning after December 15, 2005. Our adoption of the provisions of SFAS No. 154 is not expected to impact our financial condition or results of operations.

In June of 2005 the FASB issued FASB Staff Position No. 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“the Directive”) which was adopted by the European Union. Under FSP 143-1, any waste management obligation associated with the disposal of an asset will remain with the user until the waste equipment is replaced. In the event that this occurs, the waste management obligation for that asset may be transferred to the producer of the replacement equipment, depending upon laws of the applicable European Union member country. The guidance in this FSP shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. Our adoption of the provisions of FSP 143-1 is not expected to impact our financial condition or results of operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to third quarter 2005 revenues, gross margins and average selling prices, research and development expenses as a percentage of revenues, and sales and marketing and general and administrative expenses as a percentage of revenues, net interest expense, capital expenditures, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our recent net losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2004 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At July 1, 2005, our long-term debt (including current maturities) totaled $1,142.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $445.3 million. We do have interest rate exposure with respect to the $697.1 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of July 1, 2005, we had interest rate swaps covering $370.0 million of our variable interest rate debt. A 50 basis point change in interest rates would impact our expected interest expense for the next twelve months by approximately $1.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Change in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

AMS Matter

On March 22, 2005, we entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement we paid AMS $2.4 million in cash upon the signing of the agreement. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with prejudice and each party will bear its own costs and fees incurred in connection with the litigation. The settlement agreement requires that we and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the pending litigation, which arbitration shall be held on or before December 1, 2005. If the arbitrator rules in favor of AMS, we will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in favor of us, AMS will not be entitled to any additional amounts of money from us. Each party shall bear its own costs and fess incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator. We had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter.

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

Other Matters

In the normal course of business, we face risk of exposure to warranty and product liability claims. Related to this, in April 2005 we received a request from one of our customers to indemnify them (and in turn one of their customers) for an amount estimated by them to be approximately $31.2 million in respect of costs incurred in remedying certain alleged failures of products purchased directly or indirectly from us. We are continuing our investigations and evaluations of this matter, including fact finding, assessing possible liability, available defenses and mitigating circumstances. In this connection, we have conducted several meetings with relevant parties in order to better understand the claim and assess alternate methods for resolving it. At this point in time, it remains too difficult to predict with certainty our ultimate loss exposure; however, management believes that a number of defenses are available to us and we would expect to defend vigorously any formal claim that may be asserted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at our 2005 Annual Meeting of Stockholders held on May 18, 2005.

Election of Directors.    Each of the following three persons was elected as a Class III Director, to hold office for a three-year term expiring at the 2008 Annual Meeting or until his successor has been duly elected and qualified, or until the earlier of his resignation, removal or disqualification:

Nominee	For	Withheld
Keith D. Jackson	269,002,238	22,743,576
Jerome N. Gregoire	288,854,801	2,891,013
John W. Marren	268,121,218	23,624,596

Independent Registered Public Accounting Firm.    The appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm, for 2005 was ratified by the following votes:

For:	287,443,775
Against:	4,210,579
Abstain:	91,460

Item 5.	Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

During the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”) pre-approved certain non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. During a meeting on May 18, 2005, the Committee pre-approved audit related services. During a meeting on August 2, 2005, the Committee pre-approved tax related services.

Item 6.	Exhibits

Exhibit No.	Description
Exhibit 10.1	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005

Exhibit 10.2	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank dated as of July 27, 2005

Exhibit 10.3	Supplemental Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China dated July 14, 2005, amending and supplementing a related Loan Facility Agreement dated November 17, 2000

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2005	ON SEMICONDUCTOR CORPORATION

	By:	/s/ DONALD COLVIN
Donald Colvin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)