Form 10-Q
period 2005-09-30
ON SEMICONDUCTOR CORP
filed 2005-11-04
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 28, 2005:

Class	Number of Shares
Common Stock; $.01 par value	256,632,663

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$272.3	$105.7
Short-term investments	—	80.0
Receivables, net	162.5	131.5
Inventories, net	172.7	193.4
Other current assets	24.4	23.6
Deferred income taxes	3.9	2.8

Total current assets	635.8	537.0
Property, plant and equipment, net	433.9	472.0
Goodwill	77.3	77.3
Other assets	23.5	23.8

Total assets	$1,170.5	$1,110.1

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Deficit
Accounts payable	$103.3	$104.4
Accrued expenses	105.0	100.4
Income taxes payable	6.4	2.4
Accrued interest	0.8	1.2
Deferred income on sales to distributors	100.5	96.7
Current portion of long-term debt	19.5	20.0

Total current liabilities	335.5	325.1
Long-term debt	1,118.0	1,131.8
Other long-term liabilities	33.1	32.2
Deferred income taxes	0.8	2.3

Total liabilities	1,487.4	1,491.4

Commitments and contingencies (See Note 9)

Minority interests in consolidated subsidiaries	26.4	25.4

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 10,000 shares authorized, 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value—$138.0 and $130.0)	138.7	131.1

Common stock ($0.01 par value, 500,000,000 shares authorized, 256,592,625 and 254,790,578 shares issued and outstanding)	2.6	2.5
Additional paid-in capital	1,113.0	1,116.0
Accumulated other comprehensive income	3.0	1.1
Accumulated deficit	(1,600.6)	(1,657.4)

Total stockholders’ deficit	(482.0)	(537.8)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,170.5	$1,110.1

See accompanying notes to the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenues	$313.6	$318.4	$918.8	$960.1
Cost of revenues	209.5	215.4	620.0	648.8

Gross profit	104.1	103.0	298.8	311.3

Operating expenses:
Research and development	23.9	22.9	70.0	71.4
Selling and marketing	20.0	18.6	58.2	56.9
General and administrative	17.8	18.0	55.7	53.7
Restructuring, asset impairments and other, net	0.2	—	4.1	14.0

Total operating expenses	61.9	59.5	188.0	196.0

Operating income	42.2	43.5	110.8	115.3

Other income (expenses), net:
Interest expense	(16.1)	(22.0)	(46.1)	(80.1)
Interest income	1.7	0.6	3.8	1.6
Other	(0.8)	(1.4)	(2.4)	(2.1)
Loss on debt prepayment	—	(3.0)	—	(63.4)

Other income (expenses), net	(15.2)	(25.8)	(44.7)	(144.0)

Income (loss) before income taxes, and minority interests	27.0	17.7	66.1	(28.7)
Income tax provision	(2.5)	(1.6)	(6.3)	(4.8)
Minority interests	(1.0)	(0.4)	(3.0)	(1.9)

Net income (loss)	23.5	15.7	56.8	(35.4)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	0.1	0.3	(1.6)
Less: Convertible redeemable preferred stock dividends	(2.7)	(2.5)	(7.9)	(7.3)
Less: Allocation of undistributed earnings to preferred shareholders	(3.3)	(2.0)	(7.7)	—

Net income (loss) applicable to common stock	$17.6	$11.3	$41.5	$(44.3)

Comprehensive income (loss):
Net income (loss)	$23.5	$15.7	$56.8	$(35.4)
Foreign currency translation adjustments	(1.0)	(1.1)	(2.5)	(1.2)
Effects of cash flows hedges	1.9	1.3	3.9	4.2
Effects of gains and losses on deferred compensation plan investments	0.9	—	0.5	—

Comprehensive income (loss)	$25.3	$15.9	$58.7	$(32.4)

Income (loss) per common share:
Basic	$0.07	$0.04	$0.16	$(0.18)

Diluted	$0.06	$0.04	$0.15	$(0.18)

Weighted average common shares outstanding:
Basic	256.1	253.9	255.5	245.6

Diluted (1)	290.7	285.9	288.8	245.6

(1)	For the quarter ended October 1, 2004, previously reported diluted weighted average common shares outstanding have been revised to include 26.5 million shares issuable upon conversion of the zero coupon convertible senior subordinated notes due 2024, due to the adoption of Emerging Issues Task Force Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. This change did not impact previously-reported diluted income (loss) per common share for the quarter and nine months ended October 1, 2004.

See accompanying notes to the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Cash flows from operating activities:
Net income (loss)	$23.5	$15.7	$56.8	$(35.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25.0	25.5	74.9	76.6
Loss on sale or disposal of fixed assets	0.1	—	0.1	12.1
Non-cash portion of loss on debt prepayment (1)	—	1.0	—	19.5
Amortization of debt issuance costs and debt discount	0.4	1.8	1.3	5.5
Provision for excess inventories	2.7	5.3	8.9	6.9
Non-cash interest on junior subordinated note payable to Motorola	3.9	3.6	11.7	10.6
Deferred income taxes	2.0	(0.5)	(2.6)	(2.0)
Stock compensation expense	—	0.2	—	0.2
Other	1.4	0.2	3.3	2.1
Changes in assets and liabilities:
Receivables	(22.8)	8.9	(32.2)	(16.2)
Inventories	(3.3)	(13.0)	11.8	(40.3)
Other assets	2.1	0.5	(1.1)	6.1
Accounts payable	2.7	(14.4)	(0.5)	(5.0)
Accrued expenses	1.5	(19.4)	5.7	(0.2)
Income taxes payable	—	0.8	4.0	2.3
Accrued interest	0.3	0.4	(0.4)	(14.7)
Deferred income on sales to distributors	9.3	10.8	3.8	43.3
Other long-term liabilities	(0.1)	0.7	1.4	0.4

Net cash provided by operating activities	48.7	28.1	146.9	71.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(12.5)	(16.4)	(34.5)	(65.1)
Funds deposited for purchases of property, plant and equipment	(0.7)	—	(0.7)	—
Proceeds from collection of receivable from sale of property, plant and equipment	—	—	—	3.8
Proceeds from sales of property, plant, and equipment	0.8	—	1.6	—
Purchases of held-to-maturity securities (2)	—	(16.6)	(2.1)	(40.8)
Purchases of available-for-sale securities (2)	—	(35.5)	(16.1)	(168.2)
Proceeds from sales of held-to-maturity securities (2)	11.2	2.3	35.3	2.3
Proceeds from sales of available-for-sale securities (2)	—	51.2	63.9	119.7

Net cash provided by (used in) investing activities	(1.2)	(15.0)	47.4	(148.3)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	—	260.0
Proceeds from issuance of common stock under the employee stock purchase plan	0.5	0.4	1.4	1.4
Proceeds from stock option exercises and warrants	2.1	0.6	3.1	5.1
Proceeds from issuance of common stock, net of issuance costs	—	(0.1)	—	228.2
Payment of capital lease obligation	(0.9)	(0.9)	(4.0)	(5.1)
Payment of debt issuance and amendment costs	—	(0.4)	(0.2)	(10.5)
Dividend to minority shareholder of consolidated subsidiary	—	—	(2.0)	(2.1)
Repayment of long-term debt	(12.4)	(37.1)	(25.8)	(442.0)

Net cash provided by (used in) financing activities	(10.7)	(37.5)	(27.5)	35.0

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.5)	(0.2)	(0.8)

Net increase (decrease) in cash and cash equivalents	36.7	(24.9)	166.6	(42.3)
Cash and cash equivalents, beginning of period	235.6	169.2	105.7	186.6

Cash and cash equivalents, end of period	$272.3	$144.3	$272.3	$144.3

(1)	For the quarter and nine months ended October 1, 2004, amounts have been revised to exclude the cash portion of the loss on debt prepayments (which represents the redemption premium that was also previously represented as a financing activity cash out flow) from the adjustments to reconcile net income (loss) to net cash provided by operating activities.
(2)	For the quarter and nine months ended October 1, 2004, amounts have been revised to include the cash flows resulting from the purchases and proceeds of short-term investments. Cash and cash equivalents as of October 1, 2004 were revised to exclude short-term investments of $87.5 million.

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

The accompanying unaudited financial statements as of September 30, 2005, and for the three months and nine months ended September 30, 2005 and October 1, 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2: Liquidity

During the nine months ended September 30, 2005, the Company reported net income of $56.8 million compared to a net loss of $35.4 million for the nine months ended October 1, 2004. The Company’s net income included charges from restructuring, asset impairments and other, net of $4.1 million for the nine months ended September 30, 2005. The Company’s net loss for the nine months ended October 1, 2004 also included charges of $63.4 million for loss on debt prepayment. Net cash provided by operating activities was $146.9 million for the nine months ended September 30, 2005, as compared to net cash provided by operating activities of $71.8 million for the nine months ended October 1, 2004.

At September 30, 2005, the Company had $272.3 million in cash and cash equivalents, net working capital of $300.3 million, term and revolving debt of $1,137.5 million in the aggregate and a stockholders’ deficit of $482.0 million. The Company’s long-term debt includes $640.7 million under its senior bank facilities; $260.0 million of its zero coupon convertible senior subordinated notes due 2024; $158.1 million under its 10% junior subordinated note due 2011; $16.3 million under a note payable to a Japanese bank due 2005 through 2010; $53.6 million under loan facilities with Chinese banks due 2005 through 2013; and $8.8 million of capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements as of September 30, 2005 and expects to remain in compliance over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to sell additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be on terms acceptable to the Company. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through September 30, 2006. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

As stated in the Company’s Form 8-K filed on October 31, 2005, the Company has determined to seek from the lenders under its senior credit facilities certain amendments to the Company’s senior secured credit agreement to permit, among other things, certain refinancing transactions (which may include the repayment or refinancing of its junior subordinated note) and the conversion into common stock of outstanding shares of its Series A Cumulative Convertible Preferred Stock beneficially owned by TPG Advisors II, Inc. (“TPG”). There can be no assurance that (a) the Company will receive the requisite consents to any such amendment, (b) if such amendments become effective, the Company will seek to consummate any such refinancing transaction or TPG will determine to convert any shares of the Series A preferred stock beneficially owned by it, or (c) any such transaction will be consummated.

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

	December 31, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments (1)
Held-to-maturity
Municipal bonds	$1.0	$—	$—	$1.0
Corporate bonds	11.8	—	—	11.8
U.S. Government agencies	19.6	—	(0.1)	19.5

	32.4	—	(0.1)	32.3
Available-for-sale
Auction-rate securities	47.6	—	—	47.6

	$80.0	$—	$(0.1)	$79.9

(1)	All short-term investments were sold during the first nine months of 2005

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 6: “Long-Term Debt—Loss on Debt Prepayment”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $7.6 million and $8.9 million at September 30, 2005 and December 31, 2004, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Had the Company recorded employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for the quarter and nine months ended September 30, 2005 and October 1, 2004, respectively, would have been changed to the pro forma amounts indicated below (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income (loss), as reported	$23.5	$15.7	$56.8	$(35.4)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	0.2	—	0.2
Less: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.1)	(3.5)	(10.1)	(14.4)

Pro forma net income (loss)	20.4	12.4	46.7	(49.6)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	0.1	0.3	(1.6)
Less: Redeemable preferred stock dividends	(2.7)	(2.5)	(7.9)	(7.3)
Less: Allocation of undistributed earnings to preferred stockholders	(2.8)	(1.5)	(6.1)	—

Pro forma net income (loss) applicable to common stock	$15.0	$8.5	$33.0	$(58.5)

Income (loss) per share:
Basic—as reported	$0.07	$0.04	$0.16	$(0.18)

Basic—pro forma	$0.06	$0.03	$0.13	$(0.24)

Diluted—as reported	$0.06	$0.04	$0.15	$(0.18)

Diluted—pro forma	$0.05	$0.03	$0.12	$(0.24)

The fair value of option grants during the respective periods has been estimated at the date of grant while the fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods.

The fair value of each option grant in 2005 has been calculated using a lattice model. In past years, the Company has used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice model uses: 1) an implied volatility curve derived using a regression analysis instead of a single volatility assumption as used in the Black-Scholes model; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant. The weighted-average Black-Scholes equivalent assumptions for the three months and nine months ending September 30, 2005, and the weighted average actual assumptions for three months and nine months ending October 1, 2004, are detailed below:

	Quarter Ended		Nine Months Ended
Employee Stock Options	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Expected life (in years)	3.81	5	3.82	5
Risk-free interest rate	4.03%	3.12%	3.64%	3.26%
Volatility	0.59	0.70	0.59	0.70

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of the discount on Employee Stock Purchase Plan shares issued in 2005 has been calculated using the Black-Scholes option-pricing model with the weighted-average assumptions detailed below:

	Quarter Ended		Nine Months Ended
Employee Stock Purchase Plan	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	3.17%	1.22%	2.73%	1.06%
Volatility	0.52	0.76	0.58	0.69

The weighted-average estimated fair value of employee stock options granted and of the discount on the shares sold under the 2000 Employee Stock Purchase plan for the quarter and nine months ended September 30, 2005, and October 1, 2004 are as follows:

	Quarter Ended
Weighted-Average Estimated Fair Value	September 30, 2005	October 1, 2004
Employee Stock Options Granted	$2.59	$2.12
Employee Stock Purchase Plan Discount	$1.10	$1.25

	Nine Months Ended
Weighted-Average Estimated Fair Value	September 30, 2005	October 1, 2004
Employee Stock Options Granted	$2.22	$4.00
Employee Stock Purchase Plan Discount	$1.08	$1.56

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

current exchange rates while inventories and other non-monetary assets in foreign currencies are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in operating results, as are gains and losses incurred on foreign currency transactions.

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income within stockholders’ equity (deficit).

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4: Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2004	2005 Charges	2005 Usage	2005 Adjustments	Reserve Balance at September 30, 2005
June 2005
Cash employee separation charges	$—	$3.4	$(1.3)	$—	$2.1

March 2005
Cash employee separation charges	—	1.3	(1.0)	(0.3)	—
Cash exit costs	—	0.3	(0.3)	—	—
Gain on sale of fixed assets	—	(0.5)	0.5	—	—

	—				—

December 2004
Cash exit costs	1.7	—	(1.7)	—	—

December 2003
Cash employee separation charges	3.8	—	(2.4)	(0.1)	1.3
Cash exit costs	0.3	0.2	(0.4)	(0.1)	—

	4.1				1.3

December 2002
Cash employee separations charges	0.4	—	(0.1)	—	0.3

June 2002
Cash exit costs	2.5	—	(2.4)	(0.1)	—

March 2002
Cash employee separations charges	0.2	—	—	—	0.2

	$8.9	$4.7	$(9.1)	$(0.6)	$3.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of September 30, 2005, the $3.9 million reserve balance was comprised entirely of employee severance charges. A reconciliation of the activity in the table above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter and nine months ended September 30, 2005 and October 1, 2004, follows (in millions):

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
2005 Charges	$0.3	$4.7
Less: net adjustments to reserves	(0.1)	(0.6)

	$0.2	$4.1

	Quarter Ended October 1, 2004	Nine Months Ended October 1, 2004
2004 Charges	$0.4	$15.8
Plus: Charges related to the termination of an executive officer (June 2004)	—	0.2
Less: Adjustments to prior year charges	(0.4)	(2.0)

	$—	$14.0

In September 2005, the Company recorded $0.2 million in restructuring, asset impairment and other, net charges, which included $0.3 million of employee separation charges related to the June 2005 restructuring program, discussed below, which was attributable to two employees who rendered services beyond the notification period and to four employees who were notified of their termination after the second quarter of 2005. This charge was partially offset by a $0.1 million reversal of amounts previously recorded in connection with the December 2003 restructuring program, also discussed below.

June 2005

In June 2005, the Company recorded $2.8 million in restructuring, asset impairment and other, net charges, which include $3.1 million of employee separation charges and $0.1 million of exit costs, partially offset by $0.4 million of net adjustments to reserves. As discussed above, in September 2005, the Company recorded an additional $0.3 million in restructuring, asset impairment and other, net charges, related to the general worldwide work force reductions announced in June 2005.

The $3.4 million of total employee separation charges includes $2.2 million related to general worldwide work force reductions of approximately 60 employees. The remaining $1.2 million of employee separation charges related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations, which supports the standard components product line, from Malaysia to the United States. All terminations and associated severance payments related to these charges are expected to be completed during the third quarter of 2006.

The $0.1 million of exit costs related to certain activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island. The associated payments were completed as of July 1, 2005.

The $0.4 million of net adjustments include $0.3 million of adjustments to the employee separation charges reserve related to the shutdown of the Company’s Grenoble, France design center that was announced in March

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

December 2003

The remaining restructuring reserve of $1.3 million at September 30, 2005 is employee separation costs.

The reserve for employee separation costs of $1.3 million includes $1.1 million of termination benefits for approximately 45 employees that remain to be terminated as of September 30, 2005, out of 325 total employees impacted in connection with the East Greenwich shutdown. The remaining $0.2 million of employee separation charges relates to severance benefits for four employees in general and administrative functions in Europe. All terminations and associated severance payments are expected to be completed by the fourth quarter of 2006.

The $0.2 million of lease termination and other exit costs are in connection with the East Greenwich shutdown. In September 2005 the Company reversed $0.1 million of the remaining exit costs reserve as a result of the termination of lease commitments. The Company expects to incur less than $0.1 million of additional exit costs during the fourth quarter of 2005 related to the East Greenwich shutdown.

Also, as discussed above, in June 2005 the Company reversed the remaining $0.1 million of employee separation charges reserve related to the shutdown of the Company’s back-end manufacturing lines in the Czech Republic that was announced in November 2003.

December 2002

The remaining restructuring reserve of $0.3 million at September 30, 2005 is for separation costs associated with five employees. All terminations and associated severance payments are expected to be completed by April 2006. The Company does not expect any additional charges related to the December 2002 restructuring activity.

June 2002

The restructuring reserve of $2.5 million at December 31, 2004 related to estimated charges associated with a manufacturing supply agreement. During the first quarter of 2005 this issue was partially resolved with the vendor and the related payment of $2.4 million was made and the remaining $0.1 million reserve was written off.

March 2002

The remaining restructuring reserve of $0.2 million at September 30, 2005 relates to the unpaid separation costs associated with terminated employees. All employees have been terminated under this program and the remaining liability relating to this restructuring program is expected to be paid by December 2005. The Company does not expect any additional charges related to the March 2002 restructuring activity.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	September 30, 2005	December 31, 2004
Receivables, net:
Accounts receivable	$165.6	$133.9
Less: Allowance for doubtful accounts	(3.1)	(2.4)

	$162.5	$131.5

Inventories, net:
Raw materials	$16.6	$19.3
Work in process	89.6	103.4
Finished goods	66.5	70.7

	$172.7	$193.4

Property, plant and equipment, net:
Land	$15.4	$16.2
Buildings	361.4	362.3
Machinery and equipment	1,010.8	1,056.6

Total property, plant and equipment	1,387.6	1,435.1
Less: Accumulated depreciation	(953.7)	(963.1)

	$433.9	$472.0

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Accrued expenses:
Accrued payroll	$28.7	$25.2
Sales related reserves	27.7	21.2
Restructuring reserves	3.9	8.9
Accrued pension liability	21.4	22.1
Other	23.3	23.0

	$105.0	$100.4

Accumulated other comprehensive income:
Foreign currency translation adjustments	$(0.3)	$2.2
Net unrealized losses and adjustments related to cash flow hedges	3.4	(0.5)
Effects of gains and losses on deferred compensation plan investments	(0.1)	(0.6)

	$3.0	$1.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves, included in accrued expenses, for the nine months ended September 30, 2005 is as follows (in millions):

Balance as of December 31, 2004	$3.0
Provision	5.1
Usage	(3.9)
Reserve released	(0.1)

Balance as of September 30, 2005	$4.1

The activity related to the Company’s warranty reserves, included in accrued expenses, for the nine months ended October 1, 2004 is as follows (in millions):

Balance as of December 31, 2003	$1.6
Provision	1.8
Usage	(0.4)
Reserve released	(0.2)

Balance as of October 1, 2004	$2.8

The Company maintains defined benefit plans for some of its domestic and foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of September 30, 2005 and December 31, 2004, the total accrued pension liability was $33.8 million and $34.6 million, respectively, of which $21.4 million and $22.1 million were classified as accrued expenses as of September 30, 2005 and December 31, 2004, respectively. The components of our net periodic pension expense for the quarter and nine months ended September 30, 2005 and October 1, 2004 are as follows (in millions):

	Quarter Ended September 30, 2005			Quarter Ended October 1, 2004
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$—	$0.3	$0.3	$0.5	$0.2	$0.7
Interest cost	0.3	0.2	0.5	0.6	0.3	0.9
Expected return on plan assets	—	(0.2)	(0.2)	(0.2)	—	(0.2)
Amortization of prior service cost	—	0.1	0.1	0.1	—	0.1

Total net periodic pension cost	$0.3	$0.4	$0.7	$1.0	$0.5	$1.5

	Nine Months Ended September 30, 2005			Nine Months Ended October 1, 2004
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$—	$0.8	$0.8	$1.7	$0.7	$2.4
Interest cost	1.3	0.7	2.0	1.8	0.7	2.5
Expected return on plan assets	—	(0.4)	(0.4)	(0.4)	(0.2)	(0.6)
Amortization of prior service cost	—	0.3	0.3	0.1	0.2	0.3

Total net periodic pension cost	$1.3	$1.4	$2.7	$3.2	$1.4	$4.6

For the quarter and nine months ended September 30, 2005, the Company did not incur service cost under the U.S. Pension Plan as benefits under that plan stopped accumulating as of December 31, 2004.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Long-Term Debt

Long-term debt at September 30, 2005 and December 31, 2004 consists of the following (dollars in millions):

	September 30, 2005	December 31, 2004
Senior Bank Facilities:
Tranche G due 2005 through 2009, interest payable quarterly at 7.0625% and 5.5625% respectively	$640.7	$645.5
Revolver	—	—

	640.7	645.5
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	158.1	154.2
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable, semi-annually	16.3	21.1
Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 4.84% and 4.55%, respectively	14.0	20.0
Loan with a Chinese bank due 2006 through 2013, interest payable quarterly at 5.14% and 4.25%, respectively	39.6	43.2
Capital lease obligations	8.8	7.8

	1,137.5	1,151.8
Less: Current maturities	(19.5)	(20.0)

	$1,118.0	$1,131.8

Annual maturities relating to the Company’s long-term debt as of September 30, 2005 are as follows (in millions):

Remainder of 2005	$4.0
2006	51.3
2007	19.2
2008	12.1
2009 (1)	624.4
Thereafter	426.5

$1,137.5

(1)	The tranche G loan facility matures December 15, 2009, but can be extended to December 15, 2011, provided that the zero coupon convertible senior subordinated notes and the junior subordinated notes are redeemed by December 15, 2009 and December 15, 2010, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of September 30, 2005
Cash and cash equivalents	$—	$184.7	$—	$87.6	$—	$272.3
Receivables, net	—	34.3	—	128.2	—	162.5
Inventories, net	—	24.8	—	157.3	(9.4)	172.7
Other current assets	—	5.3	—	19.1	—	24.4
Deferred income taxes, current	—	—	—	3.9	—	3.9

Total current assets	—	249.1	—	396.1	(9.4)	635.8
Property, plant and equipment, net	—	74.1	5.6	354.2	—	433.9
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(291.2)	168.3	41.5	21.7	83.2	23.5

Total assets	$(291.2)	$499.6	$116.3	$772.0	$73.8	$1,170.5

Accounts payable	$—	$18.1	$1.1	$84.1	$—	$103.3
Accrued expenses and other current liabilities	—	74.1	3.9	51.5	2.2	131.7
Deferred income on sales to distributors	—	33.9	—	66.6	—	100.5

Total current liabilities	—	126.1	5.0	202.2	2.2	335.5
Long-term debt	260.0	796.3	—	61.7	—	1,118.0
Other long-term liabilities	—	19.8	—	13.3	—	33.1
Deferred income taxes	—	—	—	0.8	—	0.8
Intercompany	(207.9)	(313.4)	165.0	150.6	205.7	—

Total liabilities	52.1	628.8	170.0	428.6	207.9	1,487.4

Minority interests in consolidated subsidiaries	—	—	—	—	26.4	26.4
Redeemable preferred stock	138.7	—	—	—	—	138.7
Stockholders’ equity (deficit)	(482.0)	(129.2)	(53.7)	343.4	(160.5)	(482.0)

Liabilities, minority interests and stockholders’ equity (deficit)	$(291.2)	$499.6	$116.3	$772.0	$73.8	$1,170.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2004
Cash and cash equivalents	$—	$15.1	$—	$90.6	$—	$105.7
Short-term investments		80.0	—	—	—	80.0
Receivables, net	—	35.3	—	96.2	—	131.5
Inventories, net	—	23.6	4.7	181.6	(16.5)	193.4
Deferred income taxes, current	—	—		2.8	—	2.8
Other current assets	—	4.8	0.1	18.7	—	23.6

Total current assets	—	158.8	4.8	389.9	(16.5)	537.0

Deferred income tax, non current	—	2.3	—	(2.3)	—	—
Property, plant and equipment, net	—	81.1	10.5	380.4	—	472.0
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(354.5)	48.5	39.5	25.0	265.3	23.8

Total assets	$(354.5)	$298.8	$124.0	$793.0	$248.8	$1,110.1

Accounts payable	$—	$20.4	$3.5	$80.5	$—	$104.4
Accrued expenses and other current liabilities	—	74.6	6.3	41.4	1.7	124.0
Deferred income on sales to distributors	—	28.2	—	68.5	—	96.7

Total current liabilities	—	123.2	9.8	190.4	1.7	325.1

Long-term debt (1)	260.0	795.8	—	76.0	—	1,131.8
Other long-term liabilities	—	20.6	—	13.9	—	34.5
Intercompany (1)	(207.8)	(447.8)	150.9	299.4	205.3	—

Total liabilities	52.2	491.8	160.7	579.7	207.0	1,491.4

Minority interests in consolidated subsidiaries	—	—	—	—	25.4	25.4
Redeemable preferred stock	131.1	—	—	—	—	131.1
Stockholders’ equity (deficit)	(537.8)	(193.0)	(36.7)	213.3	16.4	(537.8)

Liabilities, minority interests and stockholders’ equity (deficit)	$(354.5)	$298.8	$124.0	$793.0	$248.8	$1,110.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended September 30, 2005
Revenues	$—	$104.9	$—	$410.9	$(202.2)	$313.6
Cost of revenues	—	88.9	3.8	310.1	(193.3)	209.5

Gross profit	—	16.0	(3.8)	100.8	(8.9)	104.1

Research and development	—	4.6	2.9	16.4	—	23.9
Selling and marketing	—	10.3	0.3	9.4	—	20.0
General and administrative	—	2.6	(0.4)	15.6	—	17.8
Restructuring, asset impairments and other, net	—	—	—	0.2	—	0.2

Total operating expenses	—	17.5	2.8	41.6	—	61.9

Operating income (loss)	—	(1.5)	(6.6)	59.2	(8.9)	42.2
Interest expense, net	(0.4)	(8.7)	(2.4)	(2.9)	—	(14.4)
Other	—	1.3	—	(2.1)	—	(0.8)
Equity in earnings	23.9	30.3	1.6	—	(55.8)	—

Income (loss) before income taxes and minority interests	23.5	21.4	(7.4)	54.2	(64.7)	27.0
Income tax provision	—	1.6	—	(4.1)	—	(2.5)
Minority interests	—	—	—	—	(1.0)	(1.0)

Net income (loss)	$23.5	$23.0	$(7.4)	$50.1	$(65.7)	$23.5

For the quarter ended October 1, 2004
Revenues	$—	$108.2	$8.6	$421.5	$(219.9)	$318.4
Cost of revenues	—	101.7	10.5	322.4	(219.2)	215.4

Gross profit	—	6.5	(1.9)	99.1	(0.7)	103.0

Research and development	—	4.3	3.1	15.5	—	22.9
Selling and marketing	—	10.4	0.2	8.0	—	18.6
General and administrative	—	3.2	—	14.8	—	18.0
Restructuring, asset impairments and other, net	—	(0.4)	0.1	0.3	—	—

Total operating expenses	—	17.5	3.4	38.6	—	59.5

Operating income (loss)	—	(11.0)	(5.3)	60.5	(0.7)	43.5
Interest expense, net	(0.3)	(8.9)	(5.8)	(6.4)	—	(21.4)
Loss on debt prepayment	—	(3.0)	—	—	—	(3.0)
Other	—	0.3	—	(1.7)	—	(1.4)
Equity in earnings	16.0	40.2	1.2	—	(57.4)	—

Income (loss) before income taxes and minority interests	15.7	17.6	(9.9)	52.4	(58.1)	17.7
Income tax provision	—	(2.6)	—	1.0	—	(1.6)
Minority interests	—	—	—	—	(0.4)	(0.4)

Net income (loss)	$15.7	$15.0	$(9.9)	$53.4	$(58.5)	$15.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (2)	SCI LLC (1)
For the nine months ended September 30, 2005
Revenues	$—	$315.4	$25.8	$1,200.9	$(623.3)	$918.8
Cost of revenues	—	284.5	22.2	943.7	(630.4)	620.0

Gross profit	—	30.9	3.6	257.2	7.1	298.8

Research and development	—	16.8	8.5	44.7	—	70.0
Selling and marketing	—	30.6	0.7	26.9	—	58.2
General and administrative	—	16.3	6.6	32.8	—	55.7
Restructuring, asset impairments and other, net	—	1.1	(0.3)	3.3	—	4.1

Total operating expenses	—	64.8	15.5	107.7	—	188.0

Operating income (loss)	—	(33.9)	(11.9)	149.5	7.1	110.8
Interest expense, net	(1.2)	(22.8)	(7.5)	(10.8)	—	(42.3)
Other	—	(3.1)	—	0.7	—	(2.4)
Equity in earnings	58.0	118.2	4.7	—	(180.9)	—

Income (loss) before income taxes, and minority interests	56.8	58.4	(14.7)	139.4	(173.8)	66.1
Income tax provision	—	(4.4)	—	(1.9)	—	(6.3)
Minority interests	—	—	—	—	(3.0)	(3.0)

Net income (loss)	$56.8	$54.0	$(14.7)	$137.5	$(176.8)	$56.8

Net cash provided by (used in) operating activities	$—	$(62.8)	$(1.2)	$210.9	$—	$146.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(7.7)	—	(26.8)	—	(34.5)
Funds deposited for purchases of property, plant and equipment	—	—	—	(0.7)	—	(0.7)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	35.3	—	—	—	35.3
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	0.4	1.2	—	—	1.6

Net cash provided by (used in) investing activities	—	73.7	1.2	(27.5)	—	47.4

Cash flows from financing activities:
Intercompany loans	—	(363.6)	180.0	183.6	—	—
Intercompany loan repayments	—	531.5	(180.0)	(351.5)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.4	—	—	—	1.4
Proceeds from exercise of stock options	—	3.1	—	—	—	3.1
Dividends to minority shareholder of consolidated subsidiary	—	3.0	—	(5.0)	—	(2.0)
Equity injections from parent	—	—	3.0	—	—	3.0
Subsidiary declared dividend	—	—	(3.0)	—	—	(3.0)
Payment of capital lease obligation	—	(3.9)	—	(0.1)	—	(4.0)
Payment of debt issuance costs	—	(0.2)	—	—	—	(0.2)
Repayment of long term debt	—	(12.6)	—	(13.2)	—	(25.8)

Net cash provided by (used in) financing activities	—	158.7	—	(186.2)	—	(27.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	—	169.6	—	(3.0)	—	166.6
Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$184.7	$—	$87.6	$—	$272.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended October 1, 2004
Revenues	$—	$385.9	$37.8	$1,303.9	$(767.5)	$960.1
Cost of revenues	—	352.5	32.9	1,034.8	(771.4)	648.8

Gross profit	—	33.4	4.9	269.1	3.9	311.3

Research and development	—	16.5	9.7	45.2	—	71.4
Selling and marketing	—	33.3	0.6	23.0	—	56.9
General and administrative	—	8.7	0.2	44.8	—	53.7
Restructuring, asset impairments and other, net	—	10.6	0.3	3.1	—	14.0

Total operating expenses	—	69.1	10.8	116.1	—	196.0

Operating income (loss)	—	(35.7)	(5.9)	153.0	3.9	115.3
Interest expense, net	(0.6)	(40.4)	(15.2)	(22.3)	—	(78.5)
Loss on debt prepayment	—	(63.4)	—	—	—	(63.4)
Other	—	0.5	—	(2.6)	—	(2.1)
Equity in earnings	(34.8)	103.6	3.4	—	(72.2)	—

Income (loss) before income taxes, and minority interests	(35.4)	(35.4)	(17.7)	128.1	(68.3)	(28.7)
Income tax provision	—	(1.8)	—	(3.0)	—	(4.8)
Minority interests	—	—	—	—	(1.9)	(1.9)

Net income (loss)	$(35.4)	$(37.2)	$(17.7)	$125.1	$(70.2)	$(35.4)

Net cash provided by (used in) operating activities	$—	$(81.4)	$2.0	$151.2	$—	$71.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(26.1)	(1.3)	(37.7)	—	(65.1)
Proceeds from sales of property, plant, and equipment		3.8	—	—	—	3.8
Purchases of held-to-maturity securities	—	(40.8)	—	—	—	(40.8)
Purchases of available-for-sale securities	—	(168.2)	—	—	—	(168.2)
Proceeds from sales of available-for-sale securities	—	119.7	—	—	—	119.7
Proceeds from sales of held-to-maturity securities	—	2.3	—	—	—	2.3

Net cash used in investing activities	—	(109.3)	(1.3)	(37.7)	—	(148.3)

Cash flows from financing activities:
Intercompany loans	—	(312.1)	—	312.1	—	—
Intercompany loan repayments	—	357.2	—	(357.2)	—	—
Proceeds from debt issuance	—	260.0	—	—	—	260.0
Payment of debt issuance costs	—	(10.5)	—	—	—	(10.5)
Payment of capital lease obligation	—	(4.9)	—	(0.2)	—	(5.1)
Repayment of long term debt	—	(435.0)	—	(7.0)	—	(442.0)
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(2.1)	—	(2.1)
Redemption premium on repayment of long-term debt	—	—	—	—	—	—
Proceeds from issuance of common stock	—	228.2	—	—	—	228.2
Equity injections from Parent		4.0		—	—	4.0
Subsidiary declared dividend	—	—	(0.7)	(3.3)	—	(4.0)
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.4		—	—	1.4
Proceeds from stock option exercise	—	5.1	—	—	—	5.1

Net cash provided by (used in) financing activities	—	93.4	(0.7)	(57.7)	—	35.0

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.8)	—	(0.8)

Net increase (decrease) in cash and cash equivalents	—	(97.3)	—	55.0	—	(42.3)
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	$—	$21.6	$—	$122.7	$—	$144.3

(1)	For purposes of this presentation, the senior subordinated notes, second-lien senior secured notes and first-lien senior secured notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only. For purposes of the Zero Coupon Convertible Senior Subordinated Notes, SCI LLC is a guarantor but not an issuer.

(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Redeemable Preferred Stock

The Company has 100,000 authorized shares of preferred stock. On September 7, 2001, the Company issued 10,000 shares of its Series A Cumulative Convertible Preferred Stock (the “preferred stock”) with an aggregate stated value of $100.0 million to an affiliate of TPG. Net proceeds from the sale after deducting issuance costs were approximately $99.2 million. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and is redeemable at the holder’s option any time after September 7, 2009. The Company does not have the ability to trigger the conversion or redemption of the preferred stock as these rights rest solely with the holders of the preferred stock. The preferred stock has a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness. There were $2.7 million, $7.9 million, $2.5 million and $7.3 million of preferred stock dividends that accrued during the three months and nine months ended September 30, 2005 and during the three months and nine months ended October 1, 2004, respectively.

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

The Company is required to accrete the value of the preferred stock to its redemption value and records such accretion over the remaining period until the earliest available redemption date of September 7, 2009. An average stock price for the 30 trading days prior to the end of a quarter of greater than $14.10 ($2.82 divided by 20%) for any quarter end prior to September 7, 2009 would result in the need to adjust the accretion rate for the current and remaining periods. The net impact would adjust net income applicable to common stock. Net changes to redemption value after September 7, 2009, would directly affect net income applicable to common stock. Such accretion, which is influenced by changes in the market price of the Company’s common stock, adjusts net income applicable to common stock. Based on the market prices of the Company’s common stock, the Company recorded total accretion charges of $1.8 million for the three months ended April 2, 2004. Due to a decline in the Company’s stock price and the change in the applicable percentage from 50% to 20% on June 15, 2004, the previously recognized accretion charges shall be reversed over the remaining period, by the straight-line method, until the earliest available redemption date of September 7, 2009, unless future increases to the Company’s stock price require further accretion. Accordingly, $0.1 million and $0.3 million of previously recognized accretion charges were reversed during the quarter and nine months ended September 30, 2005, respectively, and $0.1 and $0.2 million of previously recognized accretion charges were reversed during the quarter and nine months ended October 1, 2004. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding September 30, 2005 of $5.37, the redemption value of the preferred stock would have been $138.0 million.

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

Note 8: Common Stock

Net income (loss) per share calculations for the quarter and nine months ended September 30, 2005 and October 1, 2004 are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income (loss)	$23.5	$15.7	$56.8	$(35.4)
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	0.1	0.3	(1.6)
Less: Convertible redeemable preferred stock dividends	(2.7)	(2.5)	(7.9)	(7.3)
Less: Allocation of undistributed earnings to preferred stock holders	(3.3)	(2.0)	(7.7)	—

Net income (loss) applicable to common stock	17.6	11.3	41.5	(44.3)
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax (1)	0.4	0.4	1.2	—

Diluted net income (loss) applicable to common stock	$18.0	$11.7	$42.7	$(44.3)

Basic weighted average common shares outstanding	256.1	253.9	255.5	245.6
Add: Incremental shares for:
Dilutive effect of stock options	8.1	5.5	6.8	—
Convertible redeemable preferred stock	—	—	—	—
Convertible zero coupon senior subordinated notes	26.5	26.5	26.5	—

Diluted weighted average common shares outstanding (1)	290.7	285.9	288.8	245.6

Income (loss) per common share
Basic	$0.07	$0.04	$0.16	$(0.18)

Diluted	$0.06	$0.04	$0.15	$(0.18)

(1)	For the quarter ended October 1, 2004, previously reported diluted weighted average common shares outstanding have been revised to include 26.5 million shares issuable upon conversion of the zero coupon convertible senior subordinated notes due 2024, due to the adoption of Emerging Issues Task Force Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. This change did not impact previously-reported diluted income (loss) per common share for the quarter and nine months ended October 1, 2004.

Basic loss per share is computed by dividing net loss, adjusted for the accretion to redemption value and dividends related to the Company’s redeemable preferred stock, by the weighted average number of common

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Diluted loss per share generally would assume the conversion of the convertible redeemable preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and upon the assumed conversion of the zero coupon convertible senior subordinated notes. However, since basic earnings per share under the two-class method is lowered due to the allocation of undistributed earnings to preferred stockholders, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive, and therefore is excluded from the calculation of diluted earnings per share. For the assumed conversion of the zero coupon convertible senior subordinated notes, $0.4 million and $1.2 million for the quarter and nine months ended September 30, 2005, respectively, and $0.4 million for the quarter ended October 1, 2004, of amortization expense of debt issuance costs was added back to net income to calculate diluted earnings per share.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the first nine months of 2004, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income in the nine months ended October 1, 2004, the assumed exercise of stock options would have resulted in an additional 9.2 million shares of diluted weighted average common shares outstanding. This computation excludes an additional 9.6 million and 13.8 million options outstanding in the quarter and nine months ended September 30, 2005, and 14.2 million and 9.1 million in the quarter and nine months ended October 1, 2004, respectively, as their exercise price exceeded the average fair market value during that period.

In determining diluted earnings per share for the three and nine months ended September 30, 2005 and October 1, 2004, the assumed conversion of 48.3 million and 46.1 million shares and 44.3 million and 42.6 million shares, respectively, of the redeemable preferred stock were also excluded as the related impacts would have been anti-dilutive.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of September 30, 2005 (in millions):

Remainder of 2005	$2.4
2006	5.4
2007	1.7
2008	1.1
2009	0.8
Thereafter	1.5

Total (1)	$12.9

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under subleases.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Other Matters

On September 30, 2005, the Company entered into a settlement agreement with one of its customers and one of their customers, resolving a potential claim against the Company for costs incurred in remedying certain alleged failures of products purchased directly or indirectly from the Company. The potential claim, which was estimated by the Company’s customer to aggregate approximately $31.2 million, was previously described by the Company in its quarterly reports on Form 10-Q for the quarters ended April 1, 2005 and July 1, 2005. Under the settlement agreement, the Company agreed to pay its customer’s customer $2.5 million in cash and each party agreed to bear its own costs and expenses in connection with the claim. At the same time, the Company entered into separate agreements with its customer, in part as a result of the claim and in part in an effort to increase the Company’s business with the customer, pursuant to which the Company agreed to (i) provide certain rebates to the customer for products and services purchased from the Company by them for a period of five years beginning October 1, 2005, and (ii) rebate not less than $2.5 million in cash (regardless of actual purchases) no later than September 25, 2006. The amounts were considered to be warranty claims resulting in a warranty expense of $4.6 million in the quarter and nine months ended September 30, 2005. During the twelve months ended September 30, 2005, the Company recognized approximately $12.8 million of direct revenues from this customer.

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

Note 11: Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and shall be applied prospectively. The Company adopted the provisions of SFAS No. 151 during the quarter ended September 30, 2005. The Company’s early adoption of SFAS No. 151 resulted in no impact to the Company’s financial condition or results of operations.

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

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FASB Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, SFAS No. 123R will become applicable to the Company beginning January 1, 2006. The Company plans to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of 2006. In 2005, the Company began using a lattice model to calculate the fair value of options granted, which will be used to determine stock compensation expense upon adoption of SFAS No. 123R (see Note 3: Significant Accounting Policies for further discussion). The adoption of SFAS No. 123R’s fair value method will have an adverse impact on the Company’s results of operations, although it will have no impact on our overall financial position.

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

In September 2005, the Emerging Issues Task Force reached consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions” when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04- 13 will be effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. The Company’s adoption of the provisions of Issue No. 04-13 are not expected to impact its financial condition or results of operations.

Note 12: Segment Information

The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor components. The Company has four main product lines: power management and standard analog devices, metal oxide semiconductor (“MOS”) power devices, high frequency clock and data management devices and standard components.

The Company’s reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent management’s view of the Company’s businesses and present how it evaluates the progress of its major components. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. The standard logic product unit, however, whose results are included in our Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $28.1 million and $75.1 million for the quarter and nine months ended September 30, 2005, respectively and revenues of approximately $21.7 million and $66.7 million for the quarter and nine months ended October 1, 2004, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Information about segments for the quarter and nine months ended September 30, 2005, and for the quarter and nine months ended October 1, 2004 is as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended September 30, 2005:
Revenues from external customers	$174.1	$139.5	$313.6
Segment operating income	$29.8	$27.2	$57.0

Quarter ended October 1, 2004:
Revenues from external customers	$177.7	$140.7	$318.4
Segment operating income	$26.1	$23.5	$49.6

	Integrated Power Group	Analog Products Group	Total
Nine months ended September 30, 2005:
Revenues from external customers	$512.6	$406.2	$918.8
Segment operating income	$85.4	$73.4	$158.8

Nine months ended October 1, 2004:
Revenues from external customers	$532.3	$427.8	$960.1
Segment operating income	$78.0	$73.4	$151.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

	Quarter ended
	September 30, 2005	October 1, 2004
Operating income for reportable segments	$57.0	$49.6
Unallocated amounts:
Restructuring, asset impairments and other, net	(0.2)	—
Other unallocated manufacturing costs	(12.8)	(2.7)
Other unallocated operating expenses	(1.8)	(3.4)

Operating income	$42.2	$43.5

	Nine Months Ended
	September 30, 2005	October 1, 2004
Operating income for reportable segments	$158.8	$151.4
Unallocated amounts:
Restructuring, asset impairments and other, net	(4.1)	(14.0)
Other unallocated manufacturing costs	(38.0)	(11.1)
Other unallocated operating expenses	(5.9)	(11.0)

Operating income	$110.8	$115.3

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic location and product line, including local sales and exports made by operations within each area, are summarized as follows (in millions):

	Quarter Ended
	September 30, 2005	October 1, 2004
United States	$73.6	$83.9
The Other Americas	1.0	0.9
United Kingdom	48.3	49.3
The Other Europe	—	0.2
China	111.6	91.5
Singapore	35.0	37.3
The Other Asia/Pacific	44.1	55.3

Total Revenues	$313.6	$318.4

	Nine Months Ended
	September 30, 2005	October 1, 2004
United States	$222.0	$267.8
The Other Americas	3.1	3.1
United Kingdom	154.9	68.3
The Other Europe	0.1	90.2
China	299.6	267.9
Singapore	101.8	111.3
The Other Asia/Pacific	137.3	151.5

Total Revenues	$918.8	$960.1

	Quarter Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Power Management and Standard Analog	$91.1	$98.9	$272.6	$288.3
MOS Power Devices	52.2	59.4	161.2	173.0
High Frequency Clock and Data Management	20.3	20.1	58.5	72.8
Standard Components	150.0	140.0	426.5	426.0

Total Revenues	$313.6	$318.4	$918.8	$960.1

Property, plant and equipment by geographic location is summarized as follows (in millions):

	September 30, 2005	December 31, 2004
China	$106.5	$116.9
United States	79.7	91.6
Europe	84.2	88.6
Malaysia	67.1	72.4
Japan	70.1	75.0
The Other Asia/Pacific	25.2	25.2
The Other Americas	1.1	2.3

Total property, plant and equipment	$433.9	$472.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Sales to the Company’s three largest customers accounted for approximately 12%, 9% and 9% of the Company’s revenue during the first nine months of 2005 and 11%, 10% and 9% during the quarter ended September 30, 2005.

Sales to the Company’s three largest customers accounted for approximately 12%, 8% and 9% of the Company’s revenue during the first nine months of 2004 and 12%, 8% and 9% during the quarter ended October 1, 2004.

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

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 5% during 2004 through 2008. These are projections and may not be indicative of actual results. Other industry data also indicate that the market for our products has begun to expand after the recent and prolonged downturn.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (“MOS”) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 26,000 products and we shipped approximately 20.4 billion units in the first nine months of 2004 and approximately 21.5 billion units in the first nine months of 2005. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Our reportable segments, under generally accepted accounting principles, are aligned internally as the Integrated Power Group and the Analog Products Group. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog

Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. Our discussion of customers, trends and competitive conditions can generally be aligned accordingly. Our standard logic product unit, however, whose results are included in the Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $28.1 million and $75.1 million for the quarter and nine months ended September 30, 2005, respectively, and revenues of approximately $21.7 million and $66.7 million for the quarter and nine months ended October 1, 2004, respectively. In instances where the characteristics of the standard components product line are significantly impacted by the standard logic product unit, these impacts are addressed separately herein.

We have approximately 170 direct customers worldwide, and we also service approximately 335 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Intel, Motorola, Nokia, Philips, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design centers in Arizona, Rhode Island, Texas, China, the Czech Republic, Korea and France, and we currently operate manufacturing facilities in Arizona, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia. We ceased manufacturing operations at our Rhode Island manufacturing facility in the second quarter of 2005 and plan to exit the facility in the fourth quarter of 2005. The Rhode Island manufacturing facility is currently being marketed for sale. In the second quarter of 2005, we announced the transfer of wafer fabrication manufacturing operations from our front end fabrication facility in Malaysia to Arizona. We plan to complete this transfer by the fourth quarter of 2006 and to maintain the fabrication facility in Malaysia for other manufacturing processes. The transfer from Malaysia to Arizona did not impact our assembly and test operations in Malaysia. We also plan to certain unused portions of our property at our corporate headquarters in Arizona and use some of the proceeds from the sale to upgrade portions of our corporate headquarters. We will maintain our headquarters offices and existing manufacturing facilities on the portions of the property that are not for sale.

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

In the third quarter of 2005, we experienced an increase in the end market unit demand sufficient to grow revenues despite the approximately 3% price decrease from the second quarter. We saw continued growth in bookings during the quarter with the book to bill ratio above one for the second consecutive quarter. Our current outlook for the fourth quarter is for a 2% to 3% increase in revenue with sequential price erosion of approximately 2%. Our manufacturing capacity utilization rates have reached the mid 80% levels on average. Historically, when capacity utilization in the industry pushes beyond the 85% level, some component shortages usually arise, which allow us to selectively raise prices. We expect price declines during the fourth quarter of 2005 to be moderate and we will continue to monitor the supply and demand picture to determine if pricing could be held or increased as it did in the first half of 2004.

Return to Profitability

In the third quarter of 2004 we returned to profitability after 14 consecutive quarters of net losses. We were profitable in the first, second, and third quarters of 2005 as well. Our net income for the nine months ended

September 30, 2005, was $56.8 million. This return to profitability was the result of increased demand for our products in the market and cost savings from profitability enhancement programs and restructuring programs, as well as debt refinancing opportunities that have reduced our interest costs.

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 119 new products in 2004 and an additional 98 new products in the first nine months of 2005. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications.

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

As stated in our Form 8-K filed on October 31, 2005, we determined to seek from the lenders under our senior credit facilities certain amendments to our senior secured credit agreement to permit, among other things, certain refinancing transactions (which may include the repayment or refinancing of our junior subordinated note) and the conversion into common stock of outstanding shares of our Series A Cumulative Convertible Redeemable Preferred Stock beneficially owned by TPG Advisors II, Inc. (“TPG”). There can be no assurance that (a) we will receive the requisite consents to any such amendment, (b) if such amendments become effective, we will seek to consummate any such refinancing transaction or TPG will determine to convert any shares of the Series A preferred stock beneficially owned by it, or (c) any such transaction will be consummated.

The details of each of our most recent financing events are outlined in “Liquidity and Capital Resources—Key Financing Events” elsewhere in this Form 10-Q.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues will be up approximately 2% to 3% in the fourth quarter of 2005 as compared to the third quarter of 2005. Backlog levels at the beginning of the fourth quarter were up from backlog levels at the beginning of the third quarter of 2005, and represented over 85% of our anticipated fourth quarter revenues. We expect average selling prices will be down approximately 2% in the fourth quarter of 2005. We also expect that cost reductions will offset the decline in average selling prices and that gross profit will be slightly up in the fourth quarter of 2005.

Backlog as of a given date consists of existing orders and forecasted demands from certain electronically linked customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. Also, in the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

For the fourth quarter of 2005, we expect selling and marketing and general and administrative expenses to range from 11% to 12% of revenues and research and development expenses to range from 7% to 8% of revenues. We anticipate that net interest expense will be approximately $15 million for the fourth quarter of 2005. For the fourth quarter of 2005 we anticipate capital expenditures will be approximately $30 million.

During the fourth quarter we also plan to make a $21 million final payment to the pension plan we inherited from Motorola, which includes additional pension expense of approximately $0.5 million to be recognized in the fourth quarter of 2005. We also are evaluating the impact to our results of operations and financial condition during the fourth quarter of 2005 upon adoption of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143”.

Results of Operations

Quarter Ended September 30, 2005 Compared to Quarter Ended October 1, 2004

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the quarters ended September 30, 2005 and October 1, 2004. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	September 30, 2005	October 1, 2004
Revenues	$313.6	$318.4	$(4.8)
Cost of revenues	209.5	215.4	(5.9)

Gross profit	104.1	103.0	1.1

Operating expenses:
Research and development	23.9	22.9	1.0
Selling and marketing	20.0	18.6	1.4
General and administrative	17.8	18.0	(0.2)
Restructuring, asset impairments and other, net	0.2	—	0.2

Total operating expenses	61.9	59.5	2.4

Operating income	42.2	43.5	(1.3)

Other income (expenses), net:
Interest expense	(16.1)	(22.0)	5.9
Interest income	1.7	0.6	1.1
Other	(0.8)	(1.4)	0.6
Loss on debt prepayment	—	(3.0)	3.0

Other income (expenses), net	(15.2)	(25.8)	10.6

Income (loss) before income taxes and minority interests	27.0	17.7	9.3
Income tax provision	(2.5)	(1.6)	(0.9)
Minority interests	(1.0)	(0.4)	(0.6)

Net income (loss)	$23.5	$15.7	$7.8

Revenues

Revenues were $313.6 million in the third quarter of 2005 as compared to $318.4 million in the third quarter of 2004. The $4.8 million decrease was primarily due to a decrease in average selling prices of approximately 9%, partially offset by increased sales volume. As indicated in the table below, the decrease was most pronounced in the power management and standard analog and MOS power devices product lines. The revenues by product line are as follows (dollars in millions):

	Quarter Ended September 30, 2005	As a % Revenue	Quarter Ended October 1, 2004	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$91.1	29.0%	$98.9	31.1%	$(7.8)	-7.9%
MOS Power Devices	52.2	16.6%	59.4	18.7%	(7.2)	-12.1%
High Frequency Clock and Data Management	20.3	6.5%	20.1	6.3%	0.2	1.0%
Standard Components (1)	150.0	47.8%	140.0	44.0%	10.0	7.1%

Total Revenues	$313.6		$318.4		$(4.8)

(1)	Revenues from the standard components product line includes $28.1 million and $21.7 million of revenues from the standard logic product unit for the quarters ended September 30, 2005 and October 1, 2004, respectively.

Revenues from our power management and standard analog product line decreased $7.8 million, or 7.9% in the third quarter of 2005 as compared to the third quarter of 2004. The decrease in revenue can be attributed primarily to a decrease in revenue from the transportation and wireless communications end markets.

Revenues from MOS power devices decreased $7.2 million, or 12.1%, in the third quarter of 2005 as compared to the third quarter of 2004. The decrease in revenue can be attributed primarily to a decrease in revenue from the computing end markets and to the discontinuance of select products sold into the transportation end markets.

Revenues from high frequency clock and data management products increased $0.2 million, or 1.0%, in the third quarter of 2005 as compared to the third quarter of 2004. The slight increase in revenue was primarily driven by an increase in revenue from the networking end markets.

Revenue from standard components increased $10.0 million, or 7.1%, in the third quarter of 2005 as compared to the third quarter of 2004. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The increase in revenue was attributed primarily to an increase in revenue from the wireless communications and networking end markets.

Revenues by geographic area as a percentage of revenues were as follows:

	Quarter Ended September 30, 2005	As a % Revenue	Quarter Ended October 1, 2004	As a % Revenue
Americas	$74.6	24%	$86.0	27%
Asia Pacific	190.7	61%	182.9	57%
Europe	48.3	15%	49.5	16%

Total	$313.6	100%	$318.4	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Sales to our three largest customers accounted for approximately 11%, 10% and 9% of our revenue during the third quarter of 2005 and 12%, 8% and 9% during the third quarter of 2004.

Gross Profit

Our gross profit was $104.1 million in the third quarter of 2005 compared to $103.0 million in the third quarter of 2004. As a percentage of revenues, our gross profit was 33.2% in the third quarter of 2005 as compared to 32.3% in the third quarter of 2004. Gross profit increased during the third quarter of 2005 as compared to the third quarter of 2004 primarily due to cost savings from our restructuring programs and other cost savings initiatives as well as higher capacity utilization, partially offset by declines in average selling prices and increased warranty expense.

Operating Expenses

Research and development expenses were $23.9 million in the third quarter of 2005 compared to $22.9 million in the third quarter of 2004, representing an increase of $1.0 million or 4.4%. Research and development expenses represented 7.6% and 7.2% of revenues in the third quarter of 2005 and the third quarter of 2004, respectively. The $1.0 million increase in research and development is attributable to increased salaries and wages and increased headcount of our research and development personnel, as well as increased employee performance bonuses, partially offset by the absence of costs associated with application and platform development initiatives which occurred in 2004.

Selling and marketing expenses were $20.0 million in the third quarter of 2005 compared to $18.6 million in the third quarter of 2004 representing an increase of $1.4 million or 7.5%. Selling and marketing expenses increased slightly to 6.4% from 5.8% of revenues in the third quarter of 2005 and the third quarter of 2004, respectively. The $1.4 million increase in selling and marketing expenses is attributable to increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers, and increased employee performance bonuses. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $17.8 million in the third quarter of 2005 compared to $18.0 million in the third quarter of 2004, representing a decrease of $0.2 million or 1.1%. General and administrative expenses were consistent at 5.7% of revenues in the third quarter of 2005 and the third quarter of 2004. The $0.2 million decrease is primarily attributable to decreased headcount, partially offset by increased employee performance bonuses and increased costs for external services, including audit and consulting services.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $0.2 million in the third quarter of 2005 compared to $0.0 million in the third quarter of 2004.

During the third quarter of 2005, we recorded $0.2 million in restructuring, asset impairment and other, net charges, which included $0.3 million of employee separation charges related to the general worldwide work force reductions announced in the June 2005 restructuring program attributable to two employees who rendered services beyond the notification period and to four employees who were notified of their termination after the second quarter of 2005. This charge was partially offset by a $0.1 million reversal of amounts previously recorded connection with the shutdown of the East Greenwich facility announced in December 2003.

During the third quarter of 2004, we recorded $0.3 million of employee separation charges related to the shutdown of our back-end manufacturing lines in the Czech Republic that was announced in December 2003 and $0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island, that was announced in December 2003. These costs were offset by the reversal of a $0.4 million reserve for cash exit costs related to the June 2001 restructuring activity that are no longer expected to be incurred.

For more information on our restructuring activity see Note 4 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $16.1 million in the third quarter of 2005 compared to $22.0 million in the third quarter of 2004. The decrease in interest expense is primarily a result of interest savings from the repayment during 2004 of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes which carried higher interest rates than our long-term debt outstanding during the third quarter of 2005. Our average month-end long-term debt balance (including current maturities) in the third quarter of 2005 was $1,142.2 million with a weighted average interest rate of 5.6% compared to $1,151.7 million with a weighted average interest rate of 7.6% in the third quarter of 2004. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $3.0 million in the third quarter of 2004. This consists of $2.0 million of costs in respect of the 6% premium paid upon redemption of $34.2 million outstanding principal amount of our senior subordinated notes, which were fully redeemed by December 31, 2004, and the write-off of $1.0 million of debt issuance costs in connection with such redemption during the third quarter of 2004.

Provision for Income Taxes

Provision for income taxes was $2.5 million in the third quarter of 2005 compared to $1.6 million in the third quarter of 2004. The provision related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the Company and inform how we evaluate the progress of its major components. Information about our reportable segments for the quarter ended September 30, 2005, and for the quarter ended October 1, 2004, is as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended September 30, 2005:
Revenues from external customers	$174.1	$139.5	$313.6
Segment operating income	$29.8	$27.2	$57.0

Quarter ended October 1, 2004:
Revenues from external customers	$177.7	$140.7	$318.4
Segment operating income	$26.1	$23.5	$49.6

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to consolidated financial statements (in millions):

	Quarter ended
	September 30, 2005	October 1, 2004
Operating income for reportable segments	$57.0	$49.6
Unallocated amounts:
Restructuring, asset impairments and other, net	(0.2)	—
Other unallocated manufacturing costs	(12.8)	(2.7)
Other unallocated operating expenses	(1.8)	(3.4)

Operating income	$42.2	$43.5

Nine Months Ended September 30, 2005 Compared to Nine Months Ended October 1, 2004

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements for the nine months ended September 30, 2005 and October 1, 2004, respectively. The amounts in the following table are in millions:

	Nine Months Ended		Dollar Change
	September 30, 2005	October 1, 2004
Revenues	$918.8	$960.1	$(41.3)
Cost of revenues	620.0	648.8	(28.8)

Gross profit	298.8	311.3	(12.5)

Operating expenses:
Research and development	70.0	71.4	(1.4)
Selling and marketing	58.2	56.9	1.3
General and administrative	55.7	53.7	2.0
Restructuring, asset impairments and other, net	4.1	14.0	(9.9)

Total operating expenses	188.0	196.0	(8.0)

Operating income	110.8	115.3	(4.5)

Other income (expenses), net:
Interest expense	(46.1)	(80.1)	34.0
Interest income	3.8	1.6	2.2
Other	(2.4)	(2.1)	(0.3)
Loss on debt prepayment	—	(63.4)	63.4

Other income (expenses), net	(44.7)	(144.0)	99.3

Income (loss) before income taxes and minority interests	66.1	(28.7)	94.8
Income tax provision	(6.3)	(4.8)	(1.5)
Minority interests	(3.0)	(1.9)	(1.1)

Net income (loss)	$56.8	$(35.4)	$92.2

Revenues

Revenues were $918.8 million in the first nine months of 2005 as compared to $960.1 million in the first nine months of 2004. The $41.3 million decrease was primarily due to a decrease in average selling prices of approximately 5%, partially offset by increased sales volume. The revenues by product line are as follows (dollars in millions):

	Nine Months Ended September 30, 2005	As a % Revenue	Nine Months Ended October 1, 2004	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$272.6	29.7%	$288.3	30.0%	$(15.7)	-5.4%
MOS Power Devices	161.2	17.5%	173.0	18.0%	(11.8)	-6.8%
High Frequency Clock and Data Management	58.5	6.4%	72.8	7.6%	(14.3)	-19.6%
Standard Components (1)	426.5	46.4%	426.0	44.4%	0.5	0.1%

Total Revenues	$918.8		$960.1		$(41.3)

(1)	Revenues from the standard components product line includes $75.1 million and $66.7 million of revenues from the standard logic product unit for the quarters ended September 30, 2005 and October 1, 2004, respectively.

Revenues from our power management and standard analog product line decreased $15.7 million, or 5.4% in the first nine months of 2005 as compared to the first nine months of 2004. The decrease in revenues can be attributed to a decrease in revenues from the transportation and wireless communications end markets, partially offset by and increase in revenues from the computing end market.

Revenues from MOS power devices decreased $11.8 million, or 6.8%, in the first nine months of 2005 as compared to the first nine months of 2004. The decrease in revenues can be attributed primarily to a decrease in revenues from the computing end market and to the discontinuance of select products sold into the transportation end markets, partially offset by an increase in revenues from the wireless communications end markets.

Revenues from high frequency clock and data management products decreased $14.3 million, or 19.6%, in the first nine months of 2005 as compared to the first nine months of 2004. The decrease in revenues can be attributed to decreased demand across all markets, which has been most pronounced in the industrial and network communications end markets.

Revenue from standard components increased $0.5 million, or 0.1%, in the first nine months of 2005 as compared to the first nine months of 2004. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The increase in revenues was attributed primarily to an increase in revenues from the wireless communications end market, partially offset by a decrease in revenue from the industrial and consumer end markets.

Revenues by geographic area as a percentage of revenues were as follows:

	Nine Months Ended September 30, 2005	As a % Revenue (1)	Nine Months Ended October 2, 2004	As a % Revenue (1)
Americas	$225.1	24%	$276.1	29%
Asia Pacific	538.7	59%	525.5	55%
Europe	155.0	17%	158.5	17%

Total	$918.8	100%	$960.1	100%

(1)	Certain amounts may not total due to rounding of individual components

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Sales to our three largest customers accounted for approximately 12%, 9% and 9% of our revenue during the first nine months of 2005 and 12%, 8% and 9% during the first nine months of 2004.

Gross Profit

Our gross profit was $298.8 million in the first nine months of 2005 compared to $311.3 million in the first nine months of 2004. As a percentage of revenues, our gross profit was 32.5% in the first nine months of 2005 as compared to 32.4% in the first nine months of 2004. Gross profit decreased during the first nine months of 2005 as compared to the first nine months of 2004 due to declines in average selling prices and increased warranty expense, which were partially offset by cost savings from our restructuring programs and other cost savings initiatives and increased sales volume.

Operating Expenses

Research and development expenses were $70.0 million in the first nine months of 2005 compared to $71.4 million in the first nine months of 2004, representing a decrease of $1.4 million or 2.0%. Research and development expenses represented 7.6% and 7.4% of revenues in the first nine months of 2005 and the first nine months of 2004, respectively. The $1.4 million decrease in research and development expenses is primarily attributable to reduced costs associated with application and platform development initiatives which occurred in 2004, partially offset by increased employee salaries and wages and increased headcount of our research and development personnel.

Selling and marketing expenses were $58.2 million in the first nine months of 2005 compared to $56.9 million in the first nine months of 2004 representing an increase of $1.3 million or 2.3%. As a percentage of revenues, selling and marketing expenses increased slightly to 6.3% from 5.9% in the first nine months of 2005 as compared to the first nine months of 2004. The $1.3 million increase is attributable to increased employee salaries and wages and increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers, partially offset by decreased commissions to external sales representatives and decreased employee performance bonuses and decreased commissions to external sales representatives. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $55.7 million in the first nine months of 2005 compared to $53.7 million in the first nine months of 2004, representing an increase of $2.0 million or 3.7%. General and administrative expenses represented 6.1% and 5.6% of revenues in the first nine months of 2005 and the first nine months of 2004, respectively. The increase is attributable to increased costs of information technology outsourcing and to costs incurred for external services, including audit and consulting services, partially offset by reduced depreciation expense and reduced employee performance bonuses in the first nine months of 2005 as compared to the first nine months of 2004.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $4.1 million in the first nine months of 2005 compared to $14.0 million in the first nine months of 2004.

During the first nine months of 2005, we recorded $4.7 million of employee separation charges and $0.5 million of exit costs, offset in part by $0.5 million of gain on sale of fixed assets and $0.6 million of net adjustments to reserves.

The $4.7 million of employee separation charges includes $2.2 million related to a general worldwide work force reduction of approximately 60 employees, $1.3 million related to the transfer of certain design center functions from Grenoble, France to Toulouse, France, and $1.2 million of employee separation charges related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations from Malaysia to Arizona.

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

The $0.6 million of net adjustments include $0.3 million of adjustments to the employee separation charges reserve related to the shutdown of our Grenoble, France design center that was announced in March 2005, $0.1 million of adjustments to the employee separation charges reserve related to the shutdown of our assembly and test operations in Roznov, Czech Republic that was announced in November 2003, the reversal of $0.1 million reserve for cash exit costs related to the December 2003 restructuring activity that are no longer expected to be incurred, and the reversal of a $0.1 million reserve for cash exit costs related to the June 2002 restructuring activity that are no longer expected to be incurred.

Restructuring, asset impairments and other, net of $14.0 million in the first nine months of 2004 includes $12.0 million of loss on sale of fixed assets, $3.4 million of employee separation charges, $0.4 million of exit costs and $0.2 million to cover costs associated with the separation of one of our executive officers, offset by $2.0 million of adjustments to restructuring reserves established in prior periods.

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

The employee separation charges of $3.4 million include $1.5 million for the termination of approximately 190 employees at Roznov, Czech Republic due to the previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. All terminations and associated severance payments related to these charges have been completed.

As a result of the new IT outsourcing agreement, we initiated a plan to reduce our current IT staffing levels. In connection with this reduction, we recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges have been completed.

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

In June 2004, we reversed $1.2 million of previous accruals for employee separation charges on employees whose terminations were rescinded because of business improvements and the planned implementation of new accounting systems. We also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets under the December 2002 restructuring activity, which we no longer expect to incur. Additionally, in September 2004 we reversed $0.4 million of exit costs related to the June 2001 restructuring activity that are no longer expected to be incurred.

For more information on our restructuring activity see Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $46.1 million in the first nine months of 2005 compared to $80.1 million in the first nine months of 2004. The decrease in interest expense is primarily a result of interest savings from the repayment during 2004 of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes which carried higher interest rates than our long-term debt outstanding during the first nine months of 2005. Our average month-end long-term debt balance (including current maturities) in the first nine months of 2005 was $1,145.2 million with a weighted average interest rate of 5.4% compared to $1,192.0 million with a weighted average interest rate of 9.0% in the first nine months of 2004. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our current refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $63.4 million in the first nine months of 2004. The $63.4 million for the first nine months of 2004 represents the write-off of $19.5 million of debt issuance costs and certain third-party costs incurred with respect to debt refinancings and prepayments that occurred during those periods as well as $21.0 million of redemption premiums paid in connection with the partial retirement of our first-lien senior secured notes and second-lien senior secured notes and approximately $22.9 million of fees paid in connection with the tender offer and purchase of $260.0 million principal of the 12% Senior Subordinated Notes due 2009.

Provision for Income Taxes

Provision for income taxes was $6.3 million in the first nine months of 2005 compared to $4.8 million in the first nine months of 2004. The provision related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate.

Net Income (Loss)

Our net income was $56.8 million in the first nine months of 2005 compared to a net loss of $35.4 million in the first nine months of 2004. The $92.2 million increase in net income is primarily attributable to the absence of a $63.4 million expense that we recorded in the first nine months of 2004 in connection with the refinancing of our long-term debt and a $34.0 million, or 42.4%, decrease in interest expense for the period, which were partially offset by a $4.5 million decrease in operating income as described above.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the company and inform how we evaluate the progress of its major components. Information about our reportable segments for the nine months ended September 30, 2005 and for the nine months ended October 1, 2004 is as follows (in millions):

	Integrated Power Group	Analog Products Group	Total
Nine months ended September 30, 2005:
Revenues from external customers	$512.6	$406.2	$918.8
Segment operating income	$85.4	$73.4	$158.8

Nine months ended October 1, 2004:
Revenues from external customers	$532.3	$427.8	$960.1
Segment operating income	$78.0	$73.4	$151.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to consolidated financial statements (in millions):

	Nine Months Ended
	September 30, 2005	October 1, 2004
Operating income for reportable segments	$158.8	$151.4
Unallocated amounts:
Restructuring, asset impairments and other, net	(4.1)	(14.0)
Other unallocated manufacturing costs	(38.0)	(11.1)
Other unallocated operating expenses	(5.9)	(11.0)

Operating income	$110.8	$115.3

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitment and Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations, redeemable preferred stock, and our purchase obligations. The following table summarizes our contractual obligations at September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Standby letter of credit	$16.2	$2.0	$9.7	$0.5	$—	$2.6	$1.4

	Payments Due by Period
Contractual obligations	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt	$1,137.5	$4.0	$51.3	$19.2	$12.1	$624.4	$426.5
Operating leases (1)	12.9	2.4	5.4	1.7	1.1	0.8	1.5
Other long-term obligations—pension plans	33.8	21.3	3.0	3.0	3.0	3.0	0.5
Redeemable preferred stock	188.6	—	—	—	—	188.6	—
Purchase obligations: (1)
Capital purchase obligations	15.9	14.5	0.8	0.6	—	—	—
Foundry and inventory purchase obligations	41.2	39.3	1.9	—	—	—	—
Mainframe support	9.9	1.2	4.5	2.7	0.8	0.7	—
Information technology and communication services	24.2	3.8	7.3	6.1	7.0	—	—
Other	5.3	2.7	2.6	—	—	—	—

Total contractual obligations	$1,469.3	$89.2	$76.8	$33.3	$24.0	$817.5	$428.5

(1)	These represent our off balance sheet obligations and have not been reduced by minimum sublease rentals of $0.4 million due in the future under subleases.

Our long-term debt includes $640.7 million outstanding under our senior bank facilities, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $158.1 million outstanding under the junior subordinated note, $16.3 million outstanding under a note payable to a Japanese bank, $14.0 million outstanding under a loan facility with a Chinese bank, $39.6 million outstanding under a loan facility with another Chinese bank and $8.8 million of capital lease obligations. See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

In the normal course of our business, we enter into various operating leases for equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our U.S. and foreign pension plans. See Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this

Form 10-Q. The U.S. pension plan, named the ON Semiconductor Grandfathered Pension Plan, (the “Grandfathered Plan”) is in the process of being terminated. We have sought the approval to terminate the Grandfathered Plan from the Pension Benefit Guaranty Corporation and the Internal Revenue Service, and we anticipate receiving approval to terminate this plan in 2005. With the termination of the Grandfathered Plan, we are under an obligation to ensure that the plan has assets sufficient to pay accrued benefits. In connection with the proposed termination of our Grandfathered Plan, we expect a related cash funding requirement for the liability of approximately $21 million in the fourth quarter of 2005, which includes estimated additional pension expense of approximately $0.5 million to be recognized in the fourth quarter of 2005. The remaining pension obligation in the table above includes estimated funding requirements for liabilities related to our foreign pension plans.

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

Our balance of cash, cash equivalents and short-term investments was $272.3 million at September 30, 2005. We believe we have sufficient cash to meet our liquidity needs over the next twelve months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $11.9 million were outstanding under the revolving facility at September 30, 2005. In January 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

Contingencies

We are a party to a variety of agreements entered into in the ordinary course of business, pursuant to which we may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses due to intellectual property infringement, property damage, including environmental contamination, personal injury, failure to comply with applicable laws, our negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

We are a party to various agreements with Motorola, our former parent, which were entered into in connection with our separation from Motorola. Pursuant to these agreements, we have agreed to indemnify Motorola for losses due to, for example, breach of representations and warranties and covenants, damages arising from assumed liabilities or relating to allocated assets, and for specified environmental matters. Our obligations under these agreements may be limited in terms of time and/or amount and payment by us is conditioned on Motorola making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge Motorola’s claims.

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

If we fail to generate sufficient cash from operations, we may need to sell additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity sales or borrowings will be available or, if available, will be on terms acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through September 30, 2006. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended September 30, 2005, July 1, 2005, and October 1, 2004, and the nine months ended September 30, 2005 and October 1, 2004, with a reconciliation to net cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended			Nine Months Ended
	September 30, 2005	July 1, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income (loss)	$23.5	$18.5	$15.7	$56.8	$(35.4)
Plus:
Depreciation and amortization	25.0	24.8	25.5	74.9	76.6
Interest expense	16.1	15.4	22.0	46.1	80.1
Interest income	(1.7)	(1.2)	(0.6)	(3.8)	(1.6)
Income tax provision	2.5	2.0	1.6	6.3	4.8

EBITDA	65.4	59.5	64.2	180.3	124.5
Increase (decrease):
Interest expense	(16.1)	(15.4)	(22.0)	(46.1)	(80.1)
Interest income	1.7	1.2	0.6	3.8	1.6
Income tax provision (benefit)	(2.5)	(2.0)	(1.6)	(6.3)	(4.8)
Loss (gain) on sale or disposal of fixed assets	0.1	0.5	—	0.1	12.1
Non-cash portion of loss on debt prepayment	—	—	1.0	—	19.5
Amortization of debt issuance costs and debt discount	0.4	0.4	1.8	1.3	5.5
Provision for excess inventories	2.7	3.1	5.3	8.9	6.9
Non-cash interest on junior subordinated note payable	3.9	3.9	3.6	11.7	10.6
Deferred income taxes	2.0	(2.4)	(0.5)	(2.6)	(2.0)
Stock compensation expense	—	—	0.2	—	0.2
Other	1.4	1.2	0.2	3.3	2.1
Changes in operating assets and liabilities	(10.3)	12.0	(24.7)	(7.5)	(24.3)

Net cash provided by operating activities	$48.7	$62.0	$28.1	$146.9	$71.8

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

Working Capital

Our working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing raw materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers, and contract termination costs. Furthermore, our working capital may also be affected by pension funding requirements. Our working capital, including cash, was $300.3 million at September 30, 2005.

The components of our working capital at September 30, 2005 and December 31, 2004 are set forth below (in millions), followed by explanations for changes between December 31, 2004 and September 30, 2005 that are greater than $5 million:

	September 30, 2005	December 31, 2004	Change
Current assets
Cash and cash equivalents	$272.3	$105.7	$166.6
Short term investments	—	80.0	(80.0)
Receivables, net	162.5	131.5	31.0
Inventories, net	172.7	193.4	(20.7)
Other current assets	24.4	23.6	0.8
Deferred income taxes	3.9	2.8	1.1

Total current assets	635.8	537.0	98.8

Current liabilities
Accounts payable	$103.3	$104.4	$(1.1)
Accrued expenses	105.0	100.4	4.6
Income taxes payable	6.4	2.4	4.0
Accrued interest	0.8	1.2	(0.4)
Deferred income on sales to distributors	100.5	96.7	3.8
Current portion of long-term debt	19.5	20.0	(0.5)

Total current liabilities	335.5	325.1	10.4

Net working capital	$300.3	$211.9	$88.4

The increase in cash, cash equivalents and short-term investment activity at the end of the first nine months of 2005 was primarily attributable to cash provided by operating activities of approximately $147 million, which was partially offset by capital expenditures of approximately $35 million as well as debt repayments of approximately $26 million during the first nine months of 2005.

The increase in accounts receivable of $31.0 million at the end of the first nine months of 2005 was primarily attributable to an increase in sales during August and September of 2005 as compared to November and December of 2004.

The decrease in inventory of $20.7 million at the end of the first nine months of 2005 was attributable to planned inventory reductions achieved by producing at a lower level than sales forecasts for the first nine months of 2005 and inventory writedowns.

As previously mentioned, we intend to contribute approximately $21 million to the Grandfathered Plan in the fourth quarter of 2005, which includes additional pension expense of approximately $0.5 million to be recognized in the fourth quarter of 2005.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to more efficiently utilize our existing manufacturing assets and supply arrangements. As we have consolidated our operations in a few locations, we have not needed to incur as large capital expenditures. Accordingly, our capital expenditures during 2003 and 2004 have been at less than historical rates. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $34.5 million during the first nine months of 2005 compared to $65.1 million during the first nine months of 2004. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign and domestic defined benefit pension plans and other miscellaneous liabilities. Our annual funding for the pension plan obligations is equal to the minimum legally required amount in each jurisdiction in which the plans operate. This annual amount is dependent upon many actuarial assumptions.

Key Financing Events

Overview

Since we became an independent company we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts outstanding under our senior bank facilities, which contain an EBITDA (as defined for such facilities) covenant with which we were in compliance as of September 30, 2005.

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

As stated in our Form 8-K filed on October 31, 2005, we determined to seek from the lenders under our senior credit facilities certain amendments to our senior secured credit agreement to permit, among other things, certain refinancing transactions (which may include the repayment or refinancing of our junior subordinated note) and the conversion into common stock of outstanding shares of our Series A Cumulative Convertible Redeemable Preferred Stock beneficially owned by TPG Advisors II, Inc. (“TPG”). There can be no assurance that (a) we will receive the requisite consents to any such amendment, (b) if such amendments become effective, we will seek to consummate any such refinancing transaction or TPG will determine to convert any shares of the Series A preferred stock beneficially owned by it, or (c) any such transaction will be consummated.

Covenant Revisions in the Fourth Quarter of 2004

After meeting certain financial conditions during the fourth quarter of 2004, certain financial covenants were revised in our senior bank facilities to:

•	increase the maximum amount of sales, transfers and other dispositions of assets during any fiscal year to $50.0 million aggregate fair market value;

•	permit acquisitions of up to $50.0 million in equity interests of other companies;

•	increase the maximum amount of other investments to $100.0 million;

•	remove the minimum cash and cash equivalents requirement; and

•	allow payment of fees and expenses in cash to TPG in an aggregate amount not to exceed $2.0 million in any fiscal year.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of September 30, 2005 and December 31, 2004 (dollars in millions):

	September 30, 2005	December 31, 2004
Senior Bank Facilities:
Tranche G due 2005 through 2009, interest payable quarterly at 7.0625% and 5.5625% respectively	$640.7	$645.5
Revolver	—	—

	640.7	645.5

Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0

10% Junior Subordinated Note due 2011, interest compounded semi-annually, payable at maturity	158.1	154.2

2.25% Note payable to Japanese bank due 2005 through 2010, interest payable, semi-annually	16.3	21.1

Loan with a Chinese bank due 2006 through 2007, interest payable monthly at 4.84% and 4.55%, respectively	14.0	20.0

Loan with a Chinese bank due 2006 through 2013, interest payable quarterly at 5.14% and 4.25%, respectively	39.6	43.2

Capital lease obligations	8.8	7.8

	1,137.5	1,151.8
Less: Current maturities	(19.5)	(20.0)

	$1,118.0	$1,131.8

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

As of September 30, 2005, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indenture relating to our zero coupon convertible notes. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and indenture through September 30, 2006.

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

Convertible Redeemable Preferred Stock.    We account for the difference between the carrying amount of our convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount equals the redemption value at the earliest available redemption date. The periodic accretion amount changes as our stock price changes and as additional dividends accrue. The average closing price used of our common stock over the last 30 trading days preceding September 30, 2005 was $5.37. Therefore, the previously recognized accretion charges, in respect to the redemption feature, shall be reversed on a straight-line basis through September 7, 2009, unless future increases to the Company’s stock price require further accretion.

Contingencies.    We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and shall be applied prospectively. We adopted the provisions of SFAS No. 151 during the quarter ended September 30, 2005. Our early adoption of SFAS No. 151 resulted in no impact to our financial condition or results of operations.

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

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). Under the new rule, SFAS No. 123R will become applicable to us beginning January 1, 2006. We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of 2006. . In 2005, we began using a lattice model to calculate the fair value of options granted, which will be used to determine stock compensation expense when we adopt SFAS No. 123R (see Note 3: Significant Accounting Policies, included elsewhere in this report, for further discussion). The adoption of SFAS No. 123R’s fair value method will have an adverse impact on our results of operations, although it will have no impact on our overall financial position.

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

In September 2005, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue No. 04-13”). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions” when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04-13 will be effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. Our adoption of the provisions of Issue No. 04-13 are not expected to impact our financial condition or results of operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to fourth quarter 2005 revenues, gross margins and average selling prices, research and development expenses as a percentage of revenues, and sales and marketing and general and administrative expenses as a percentage of revenues, net interest expense, capital expenditures, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our recent net losses and possible future losses, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2004 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At September 30, 2005, our long-term debt (including current maturities) totaled $1,137.5 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $443.2 million. We do have interest rate exposure with respect to the $694.3 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps and an interest rate cap to reduce this exposure. As of September 30, 2005, we had interest rate swaps covering $351.0 million of our variable interest rate debt. A 50 basis point change in interest rates would impact our expected interest expense for the next twelve months by approximately $1.7 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Change in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

Other Matters

On September 30, 2005, we entered into a settlement agreement with one of our customers and one of their customers, resolving a potential claim against us for costs incurred in remedying certain alleged failures of products purchased directly or indirectly from us. The potential claim, which was estimated by our customer to aggregate approximately $31.2 million, was previously described by us in our quarterly reports on Form 10-Q for the quarters ended April 1, 2005 and July 1, 2005. Under the settlement agreement we agreed to pay our customer’s customer $2.5 million in cash and each party agreed to bear its own costs and expenses in connection with the claim. At the same time, we entered into separate agreements with our customer, in part as a result of the claim and in part in an effort to increase our business with the customer, pursuant to which we agreed to (i) provide certain rebates to the customer for products and services purchased from us by them for a period of five years beginning October 1, 2005, and (ii) rebate not less than $2.5 million in cash (regardless of actual purchases) no later than September 25, 2006. The amounts were considered to be warranty claims resulting in a warranty expense of $4.6 million in the quarter and nine months ended September 30, 2005. During the twelve months ended September 30, 2005, we recognized approximately $12.8 million of direct revenues from this customer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

During the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”) pre-approved certain non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. During a meeting on August 2, 2005, the Committee pre-approved tax related services. During a meeting on October 20, 2005, the Committee pre-approved audit related and tax related services.

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

Date: November 4, 2005	ON SEMICONDUCTOR CORPORATION

	By:	/s/ DONALD COLVIN
Donald Colvin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)