Form 10-K
period 2005-12-31
ON SEMICONDUCTOR CORP
filed 2006-02-22
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $651,085,418 as of July 1, 2005, based on the closing sale price of such stock on the Nasdaq National Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 10, 2006 was 312,027,864.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2006 are incorporated by reference into Part II and Part III hereof.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio increased from approximately 26,000 products in 2004 to approximately 30,800 products in 2005, due to the introduction of additional lead-free products, and we shipped approximately 27.9 billion units in 2005. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Our reportable segments, under generally accepted accounting principles, are aligned internally as the Integrated Power Group and the Analog Products Group. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. Our discussion of customers, trends and competitive conditions can generally be aligned accordingly. Our standard logic product unit, however, whose results are included in the Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $107.1 million in 2005 and $89.7 million in 2004. In instances where the characteristics of the standard components product line are significantly impacted by the standard logic product unit, these impacts are addressed separately herein. For required disclosures regarding our reportable segments, see Note 18, “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report.

We have approximately 203 direct customers worldwide, and we also service approximately 328 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Intel, Motorola, Nokia, Philips, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Texas, China, the Czech Republic, Korea and France, and we currently operate manufacturing facilities in Arizona, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia. We ceased manufacturing operations at our Rhode Island manufacturing facility in the second quarter of 2005 and exited the facility in the fourth quarter of 2005. The Rhode Island manufacturing facility is currently being marketed for sale. In the second quarter of 2005, we announced the transfer of wafer fabrication manufacturing operations from our front end fabrication facility in Malaysia to Arizona. We plan to complete this transfer by the fourth quarter of 2006 and to maintain the fabrication facility in Malaysia for other manufacturing processes. The transfer from Malaysia to Arizona did not impact our assembly and test operations in Malaysia. We also plan to sell certain unused portions of our property at our corporate headquarters in Arizona and use some of the proceeds from the sale to upgrade portions of our corporate headquarters. We will maintain our headquarters offices and existing manufacturing facilities on the portions of the property that are not for sale.

Company History and Capital Structure

Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., we were a wholly-owned subsidiary of Motorola prior to August 4, 1999. We continue to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. On August 4, 1999, we were recapitalized (the “recapitalization”) and certain related transactions were effected pursuant to an agreement among us, our principal domestic operating subsidiary, Semiconductor Components Industries, LLC, Motorola and affiliates of Texas Pacific Group (“TPG”). At the time of the recapitalization, Motorola agreed to provide us with transition and manufacturing services in order to facilitate our transition to a stand-alone company independent of Motorola. As of December 31, 2003, all transition and manufacturing services related to the recapitalization agreement had been fulfilled.

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

On September 7, 2001, we obtained $100.0 million ($99.2 million, net of issuance costs) through an equity investment by an affiliate of Texas Pacific Group, our principal shareholder. In this transaction, we issued 10,000 shares of mandatorily redeemable cumulative convertible preferred stock. This investment was required because we were not in compliance with certain minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. In November 2005, we entered into a Conversion and Termination Agreement with TPG to convert our redeemable convertible preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to TPG. Following the conversion, none of the authorized shares of our preferred stock remained outstanding. (See Note 9 “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this report).

Debt Refinancings and Cost Savings Initiatives

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Since the second half of 2003 we have engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Some of the transactions that extended our debt maturities also resulted in an increase in our overall interest expense and others lowered our overall interest expense. In connection with these transactions, we amended our senior bank facilities to, among other things, make our financial covenants less restrictive on the whole.

Since 2003, we began undertaking measures to reduce our long-term debt and related interest costs. We reduced both our total debt and interest expense as a result of our public offerings of common stock in September 2003 and February 2004, a portion of the proceeds from which we applied to prepay and redeem a portion of our outstanding debt prior to scheduled maturity. We also lowered our interest expense further as a result of the issuance of our zero coupon convertible senior subordinated notes in 2004, 1.875% convertible senior subordinated notes in 2005 and the refinancing of our senior bank facilities in 2004 and 2005, the proceeds from which were used to repay higher interest notes.

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

Our 2004 profitability enhancement program included the phase out of our manufacturing operations in East Greenwich, Rhode Island, which was announced in December 2003, and our assembly and test operations in the Czech Republic, which was announced in November 2003. We began to realize savings from this program during the fourth quarter of 2004, with the full benefit beginning to be realized by the end of the fourth quarter of 2005. Despite delays of approximately two quarters due to increased demand for bridge inventory, the closure of our operations in East Greenwich was completed in the third quarter of 2005 with all manufacturing equipment decommissioned and removed. During the fourth quarter of 2005, we successfully completed the work related to the decommissioning of the manufacturing building, which is currently being marketed for sale. We expect to incur marginal operating expenses in 2006 to maintain the building until the sale is completed. Overall, we expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings beginning in the first quarter of 2006.

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

In the second quarter of 2004, we evaluated our operations in the Czech Republic and determined certain overhead functions were no longer necessary as a result of our previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. Following the reduction of such overhead functions, we realized approximately $7.7 million of actual cost savings in 2005.

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

Although we have production at several locations, we have initiated process improvements and selective low cost capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

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

Return to Profitability

In the third quarter of 2004 we returned to profitability after 14 consecutive quarters of net losses. We were also profitable during all four quarters of 2005. Our net income for the year ended December 31, 2005 was $100.6 million, and was the highest annual net income since we began as a company after the recapitalization in 1999. This return to profitability was the result of increased demand for our products and cost savings from profitability enhancement programs and restructuring programs, as well as debt refinancing opportunities that have reduced our interest costs.

Products and Technology

The following table provides information regarding our primary product lines:

	Power Management and Standard Analog	MOS Power Devices	High Frequency Clock and Data Management	Standard Components (1)

Revenues
2005	$373.2 million	$223.2 million	$80.3 million	$583.9 million
2004	$381.3 million	$235.0 million	$90.4 million	$560.2 million
2003	$333.4 million	$152.5 million	$80.5 million	$502.7 million

Primary product function	Power control and regulation in portable and high-power applications.	Power conditioning and switching in a broad range of applications.	Interfacing and synchronizing functions, such as interconnecting and routing (moving) electronic signals within electronic systems.	Power control, interface and data protection in a broad range of products.

Sample applications	Intelligent power management and battery protection in portable applications, desktop computers and automotive electronics.	Power management for computers, automobiles, servers and battery protection in portable applications.	Fast routing of signals used in communication and networking switches, high-end servers, high- performance workstations, storage networks and precision measurement test systems.	Power management and interface elements for computer, consumer and portable equipment and automotive control systems.

Types of product	Amplifiers, comparators, voltage regulators and references, AC-DC /DC-DC converters.	Ignition insulated gate bipolar transistors (IGBT’s), power MOS field effect transistors (MOSFET’s).	Clock distribution, drivers/receivers, multiplexers, phase detectors, prescalers.	MicroIntegration™, MiniGate™ logic, small signal transistors, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors, small signal diodes and thyristors.

	Power Management and Standard Analog	MOS Power Devices	High Frequency Clock and Data Management	Standard Components (1)

Representative original equipment manufacturers customers and end users	Delphi Delta Intel Motorola Nokia Seagate Siemens Sony-Ericsson Vestel Visteon	Asustek Delphi Intel Microsoft Microstar Motorola Seagate Siemens Sony-Ericsson Visteon	Advantest Agilent Cisco Systems Hewlett-Packard Hitachi Motorola Nortel Networks Siemens Teradyne Yokogawa	Delphi Delta Hewlett-Packard Intel LG Motorola Samsung Siemens Sony Visteon

(1)	Revenues for the standard components product line includes $107.1 million, $89.7 million and $79.9 million of revenues from the standard logic product unit for the years 2005, 2004 and 2003, respectively.

Power Management and Standard Analog.    One of the fastest growing sectors within the analog market is power management. We are a global supplier of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC/DC converters, AC/DC converters, linear regulators, pulse width modulation (PWM)/power factor modulation (PFM) controllers, power factor controller (PFC) pre-regulators and battery charging/management integrated circuits. Our products are engineered and manufactured to meet the power management needs of high-performance applications in the wireless, automotive and computing markets. Specifically in the computing market, we design controllers that meet the power requirements for today’s advanced microprocessors.

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

Customers

We have been doing business with 46 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our original equipment manufacturer customers negotiate pricing terms with us on an annual basis near the end of the calendar year while our other customers, including electronic manufacturer service providers, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end markets: computing, automotive electronics, consumer electronics, industrial electronics, wireless communications and networking. Sales to our largest customers, Arrow, Avnet and Motorola, accounted for approximately 9%, 13% and 10%, respectively, of our revenue during 2005, as compared to 9%, 12% and 8% during 2004 and 9%, 13% and 7% in 2003.

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

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-user market during 2005, sample applications for our products and representative original equipment manufacturer customers and end users.

End Markets for Our Products

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking
Approximate percentage of our revenues 2005 revenues	23%	20%	19%	14%	17%	7%
Sample applications	• Computer monitors • Disk drives • PC motherboards • Notebook power supplies

• DVD players, cable decoders, set-top boxes and satellite receivers

• Home security systems

• Photocopiers

• Scanners

• Small household appliances

• Smartcards

• TVs, VCRs and other audio-visual equipment

• Power supplies for consumer electronics

• 4 wheel drive controllers

• Airbags

• Antilock braking systems

• Automatic door locks and windows

• Automatic transmissions

• Automotive entertainment systems

• Engine management and ignition systems

• Fuel injection systems

• GPS and other navigation systems

• LIN/CAN multiplexing

• Industrial automation and control systems

• Lamp ballasts (power systems for fluorescent lights)

• Large household appliances

• Electric motor controllers

• Power supplies for manufacturing equipment

• Surge protectors

• Thermostats for industrial and consumer applications

• Automatic test equipment

					• Cellular phones (analog and digital) • Pagers • Wireless modems and wireless local area networks

• Routers and switches

• Fiber optic networking

• Cellular base stations and infrastructure

• Ethernet cards and other network controllers High speed modems (cable, xDSL and ISDN)

• PBX telephone systems

• Network controllers

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking
Representative original equipment manufacturer customers and end
users	ACER Apple Asustek Dell Delta Hewlett-Packard Intel Microsoft NEC Seagate	Beko Echostar Haier Motorola Philips Samsung Scientific Atlanta Sony Thompson Vestel	Bosch Cont’l / Temic DaimlerChrysler Delphi Hyundai Motorola Siemens VDO TRW Visteon	Advantest Artesyn Delta Honeywell Siecor Siemans Teradyne Tyco Yokogawa	GVC LG Motorola Nokia Sagem Samsung Sony-Ericsson TCL Comm. V-Tech Zhongxing	Alcatel Askey Cisco ECI Telecom Ericsson Fujitsu Hitachi Huawea Nortel Siemens

Original Equipment Manufacturers.    Direct sales to original equipment manufacturers accounted for approximately 41% of our revenues in 2005, 42% in 2004 and 42% in 2003. These customers include a variety of companies in the electronics industry such as Intel, Motorola, Nokia, Philips, Siemens and Sony, and in the automotive industry such as DaimlerChrysler, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

Distributors.    Sales to distributors accounted for approximately 48% of our revenues in 2005, 47% in 2004, and approximately 47% in 2003. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book or that is more than four years older than the manufacturing code date. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers.    Direct sales to electronic manufacturing service providers accounted for approximately 11% of our revenues in each of 2005, 2004 and 2003. Our largest electronic manufacturing service customers are Flextronics, Jabil and Solectron. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

Manufacturing Operations

We operate our manufacturing facilities either directly or through a joint venture. Five of these are front-end wafer sites located in Japan, Slovakia, the Czech Republic, Malaysia and the United States; three are assembly and test sites located in China, Malaysia and the Philippines. In addition to these manufacturing and assembly operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

During 2001, we decided to shut down our integrated facility in Guadalajara, Mexico and transfer the front-end and assembly and test operations to other owned and contracted locations. Accordingly, the Guadalajara, Mexico facility ceased operations in the second quarter of 2002 and was sold in the third quarter of 2003. In November 2003, we announced our decision to discontinue our assembly and test operations at our site in Roznov, Czech Republic and move these operations to our facility in Seremban, Malaysia and to contract manufacturers. The transfer of assembly and test operations from our site in Roznov, Czech Republic was completed in 2004. In December 2003, we announced our decision to phase out manufacturing operations at our facility in East Greenwich, Rhode Island. This closure was completed in the fourth quarter of 2005. We transferred all of the production from this facility to our lower cost manufacturing facilities. The East Greenwich, Rhode Island facility is currently on the market for sale.

During 2005, we announced a plan to close our front-end wafer manufacturing operations in Seremban, Malaysia (Site-2) and transfer production to our larger manufacturing facility in Phoenix, Arizona. Our plan is to complete this transfer by the end of 2006. We plan to use the vacated manufacturing space in Seremban, Malaysia (Site-2) for future expansion of our assembly and test manufacturing, in conjunction with our other manufacturing facility in Seremban, Malaysia (Site-1). Also in 2005, we announced plans to sell unused portions of the Phoenix, Arizona location.

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

Location	Products	Size (sq. ft.)
Front-end Facilities:
Phoenix, Arizona	MOS Power Devices, High Frequency Clock and Data Management, and Standard Components	1,523,000
Aizu, Japan	MOS Power Devices, Power Management and Standard Analog, and Standard Components	282,000
Piestany, Slovakia	Standard Components, MOS Power Devices, and Power Management and Standard Analog	906,000
Seremban, Malaysia (Site-2)	Standard Components	115,000
Roznov, Czech Republic	Power Management and Standard Analog	441,000

Back-end Facilities:
Leshan, China	Standard Components	372,000
Seremban, Malaysia (Site-1)	MOS Power Devices, Power Management and Standard Analog, and Standard Components	291,000
Carmona, Philippines	High Frequency Clock and Data Management, Power Management and Standard Analog, and Standard Components	204,000

Other Facilities:
Roznov, Czech Republic	Silicon wafers	200,000

We operate an assembly and test operations facility in Leshan, China. We own this facility through a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we owned a majority of the outstanding equity interests as of December 31, 2005. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is a formerly state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 85%, 86% and 82% of Leshan’s production capacity in 2005, 2004 and 2003, respectively, and are currently committed to purchase approximately 85% of Leshan’s expected production capacity in 2006. In 2005, 2004 and 2003, we incurred $0.2 million, $0.5 million and $0.5 million in underutilization charges, respectively. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

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

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including AIT, ASE, KEC, MagnaChip, Phenitec and PSI, accounted for approximately 25%, 28% and 26% of our manufacturing costs in 2005, 2004 and 2003, respectively.

We entered into an agreement with Motorola to continue to provide manufacturing services to each other for limited periods following our 1999 recapitalization. We negotiated fixed prices with Motorola for the services covered by these agreements to approximate each party’s cost of providing the services. For 2003, Motorola purchased $3.4 million of manufacturing services from us with no minimum purchase commitments going forward at this time. These purchases are classified as revenues in our financial statements. We purchased $8.9 million of manufacturing services from Motorola in 2003, fulfilling our minimum commitments to purchase manufacturing services from Motorola during such periods. We currently have no minimum commitments to purchase manufacturing services from Motorola related to the recapitalization agreement mentioned above.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our table showing commitments, contingencies and indemnities in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Sales, Marketing and Distribution

As of December 31, 2005, our global sales and marketing organization consisted of approximately 510 professionals operating out of approximately 41 offices and serving customers in 51 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. In 2004 we improved our cost structure related to freight, shipping and logistical services by opening new global distribution centers in the Philippines and Shanghai, China and improved domestic shipping and customs clearance operations, and as a result we achieved approximately $9.0 million of cost savings related to our freight and logistical support operations compared to 2003. We continue to monitor our freight and logistical support operations for potential cost savings.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed, as the case may be, to us certain intellectual property to support and continue the operation of our business. As of January 24, 2006 we had approximately 547 U.S. and foreign patents and approximately 365 patent applications pending worldwide. Our patents have expiration dates ranging from 2006 to 2024. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 270 registered and common law trademarks. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

As part of the recapitalization, Motorola assigned to us approximately 295 U.S. patents and patent applications, approximately 292 foreign patents and patent applications, rights to over 50 trademarks (not including the Motorola name) previously used in connection with our products, rights in know-how relating to at least 39 semiconductor fabrication processes and rights in specified copyrightable materials. In addition, Motorola licensed on a nonexclusive, royalty-free basis other patent, trademark, copyright and know-how rights used in connection with our then existing products and products contemplated in our long-range plans. We have perpetual, royalty-free, worldwide rights under Motorola’s patent portfolio and other intellectual property, existing as of the date of our recapitalization or created in the five years thereafter (the five-year period existing only with respect to patents), as necessary to manufacture, market and sell our then existing and long range plan product lines. Additionally, Motorola provided us with a limited indemnity umbrella to protect us from certain infringement claims by third parties who had granted Motorola licenses as of the date of our recapitalization, which assisted us in developing our own patent position and licensing program. We believe that we have the right to use all Motorola-owned technology used in connection with the products we currently offer.

Seasonality

Historically, our revenues have been affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we have typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. However, beginning in 2001, various events have disrupted this pattern. In 2001, revenues declined due to slowing demand in the semiconductor market and the general economic decline. In 2002 and 2003, revenues fluctuated within a narrow range and in 2004 revenues increased in the first and second quarter, but declined in the last two quarters. In 2005, revenues were relatively flat in the first and second quarter and increased in the last two quarters. At this time, it is unclear when the semiconductor industry is going to return to the seasonal trends that existed prior to 2001.

Backlog

Our trade sales are made primarily pursuant to standard purchase orders or customer agreements that are booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. During 2005, our backlog at the beginning of each quarter represented between 79% and 83% of actual revenues during such quarter. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, application-specific integrated circuits and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. (See “Risk Factors — Trends, Risks and Uncertainties Related to our Business — Competition in our industry could prevent us from maintaining our revenues and from raising prices to offset increases in costs” elsewhere in this report.)

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

Research and Development

Company-sponsored research and development costs in 2005, 2004 and 2003 were $93.7 million (7.4% of revenue), $94.4 million (7.5% of revenues) and $85.5 million (8.0% of revenues), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal to maximize our investment in research and development and to position us for continued growth. As such, we often invest opportunistically to refresh existing products in our commodity analog, standard component, MOS power and clock and data management products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

Our manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our 1999 recapitalization, Motorola has retained responsibility for this contamination and has agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

Manufacturing facilities in Slovakia and the Czech Republic have ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that these facilities were operated by government-owned entities. In each case, these remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The governments of the Czech Republic and Slovakia have agreed to indemnify us and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

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

Employees

As of December 31, 2005, we had approximately 10,539 employees worldwide. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as works councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law. Of the total number of our employees as of December 31, 2005, approximately 9,201 were engaged in manufacturing and information services, approximately 510 were engaged in our sales and marketing organization which includes customer service, approximately 306 were engaged in administration and approximately 522 were engaged in research and development.

Executive Officers of the Registrant

See Part III, Item 10 “Directors and Executive Officers of the Registrant” of this report for information concerning executive officers.

Geographical Information

For certain geographic operating information, see Note 18, “Segment Information” of the notes to our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, in each case, as included elsewhere in this report. For information regarding the risks associated with our foreign operations, see “Risk Factors — Trends, Risks and Uncertainties Related to our Business — Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations” elsewhere in this report.

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

You may also read or copy any materials that we file with the SEC at their Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, you will find these materials on the SEC Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

Trends, Risks and Uncertainties

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below, our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular the description of trends, risks and uncertainties that is set forth below and similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our revenues for 2005 were $1,260.6 million, compared to $1,266.9 million for 2004 and $1,069.1 million for 2003. We reported net income of $100.6 million in 2005 and incurred net losses of $123.7 million in 2004 and $166.7 million in 2003. Reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business, and we may experience declines in revenue and operating losses in the future. In order to remain profitable, we must continue to successfully implement our business plan, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand and pricing pressure in the markets our products address. We cannot assure you that we will be able to sustain our recent profitability.

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

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits. As a percentage of revenues, gross profit was 33.2% for 2005, compared to 32.4% for 2004 and 28.1% for 2003. Gross profit improved in 2004 and 2005, in each case as a result of increased sales volume and cost savings from our profitability enhancement programs. Increased competition and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions could adversely affect our business.

Between 2000 and the end of 2005, we implemented a number of cost reduction initiatives in response to the significant downturn in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. However, we cannot assure you that these cost reduction initiatives will, in and of themselves, help us sustain our profitability.

We recorded restructuring charges of $3.3 million in 2005, $19.6 million in 2004 and $61.2 million in 2003 to cover costs associated with our cost reduction initiatives. These costs were primarily comprised of employee separation costs and asset impairments. The impact of these restructuring actions on our ability to compete effectively is subject to risks and uncertainties. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable factors that could adversely impact our profitability and business.

If we are unable to implement our business strategy, our revenues and profitability may be adversely affected.

Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully. Our present business strategy to build upon our position as a global supplier of power and data management semiconductors and standard semiconductor components includes, without limitation, plans to: (1) continue to aggresively manage, maintain and refine our product portfolio; (2) continue to develop leading edge customer support services; (3) expand further our just-in-time delivery capabilities; (4) increase our die manufacturing capacity in a cost-effective manner; (5) reduce further the number of our product platforms and process flows; (6) rationalize our manufacturing operations; (7) relocate manufacturing operations or outsource to lower cost regions; (8) reduce selling and administrative expenses; (9) manage capital expenditures to forecasted production demands; (10) actively manage working capital; (11) develop new products in a more efficient manner; and (12) focus on the development of power management and standard analog and high frequency clock and data management products. We cannot assure you that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure you that we will be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing operations or reduce our costs and expenses.

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

We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from our operations and sales of assets in the ordinary course of business, will be sufficient to meet our planned capital needs for the next 12 months. However, it is possible that we may need to raise additional capital to fund our future activities or to consummate acquisitions of other businesses, products or technologies. As of February 10, 2006, we had $13.6 million of borrowing capacity available under our revolving credit facility. Subject to the restrictions contained in our senior bank facilities, we may be able to raise these funds by selling securities to the public or selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets, or otherwise impair our ability to remain competitive.

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

Our sales are typically made pursuant to individual purchase orders or customer agreements and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to original equipment manufacturers indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

During various periods in 2003, 2004 and 2005, short customer lead times prevailed given the overcapacity in the industry. These and other factors adversely affected our revenues during these periods.

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

Many of our competitors may have certain advantages over us, including substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories and presence in key markets; patent protection and greater name recognition.

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

We could be required to incur significant capital expenditures for manufacturing and information technology and equipment to remain competitive, the failure, inadequacy or delayed implementation of which could harm our ability to effectively operate our business.

Our capital expenditures were $46.1 million in 2005, $81.8 million in 2004 and $59.8 million in 2003. We may be required to increase our future capital expenditures to meet increased demand.

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

We also may incur significant costs to implement new manufacturing and information technologies to increase our productivity and efficiency. Any such implementation, however, can be negatively impacted by failures or inadequacies of the new manufacturing or information technology and unforeseen delays in its implementation, any of which may require us to spend additional resources to correct these problems or, in some instances, to conclude that the new technology implementation should be abandoned. In the case of abandonment, we may have to recognize losses for amounts previously expended in connection with such implementation that have been capitalized on our balance sheet.

We cannot assure you that we will have sufficient capital resources to make necessary investments in manufacturing or information technology and equipment. In addition, our principal credit agreement limits the amount of our capital expenditures.

If we were to lose one of our large customers or if the existing downturn in the automotive market persists or deepens, our revenues and profitability could be adversely affected.

Product sales to our ten largest customers accounted in the aggregate for approximately 55%, 54% and 54% of our total revenues in 2005, 2004 and 2003, respectively. Many of our customers operate in cyclical industries, and in the past we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects.

In 2005, approximately 19% of our total revenues were attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation, one of our automotive customers, and certain of its U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. In 2005, our sales to Delphi accounted for less than 3% of our total annual revenues and approximately $5.4 million of our receivables due from Delphi are subject to collection pending resolution of the reorganization proceedings. There can be no assurance that other automotive customers will not also enter into reorganization proceedings or declare bankruptcy. We may have to change our revenue recognition practices from an accrual basis to a cash basis for these customers if the collection of accounts receivable from them is not reasonably assured, which would have an adverse impact on our profitability.

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

In addition, for some of our products, such as our Silicon Germanium (SiGe) technology, we are dependent upon a limited number of highly specialized suppliers for required components and materials. The number of qualified alternative suppliers for these kinds of technologies is extremely limited. We cannot assure you that we will not lose our suppliers for these key technologies or that our suppliers will be able to meet performance and quality specifications or delivery schedules. Disruption or termination of our limited supply sources for these components and materials could delay our shipments of products utilizing these technologies and damage relationships with current and prospective customers.

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. These contract manufacturers, including AIT, ASE, KEC, MagnaChip, Phenitec and PSI, accounted for approximately 25%, 28% and 26% of our manufacturing costs in 2005, 2004 and 2003, respectively. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship. Our operations could be adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect.

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

Approximately 24%, 60% and 16% of our revenues in 2005, approximately 28%, 56% and 16% of our revenues in 2004 and approximately 30%, 52% and 18% of our revenues in 2003 were derived from the Americas, the Asia/Pacific region and Europe (including the Middle East), respectively. We maintain significant operations in Seremban, Malaysia; Carmona, the Philippines; Aizu, Japan; Leshan, China; Roznov, the Czech Republic; and Piestany, the Slovak Republic. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region.

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

Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income (loss) of using the fair value recognition method. We have elected to apply APB 25 and accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123R, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. The guidance provides that employee stock options and employee stock purchase plan shares are included within the term “share-based compensation arrangements.” Public companies will be required to apply SFAS No. 123R as of the first annual reporting period beginning after June 15, 2005. The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date. We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of 2006. In light of our anticipated adoption of FAS 123R, we and our compensation committee are re-evaluating our current incentive compensation strategies. Based on this re-evaluation, we may make changes to our policies and procedures regarding equity-based compensation. The adoption of SFAS No. 123R beginning in the first quarter of fiscal 2006 will have an adverse impact on our results of operations as we will be required to expense the fair value of our share-based compensation arrangements rather than disclosing the impact on results of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123. This could negatively impact our future common stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement. If this proposed settlement is ultimately approved by the Court, it would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants.

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

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards including Section 404 of the Sarbanes-Oxley Act.

We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under Section 404 of the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. We have completed this Section 404 process for 2005, and in doing so we were required to hire additional personnel and use outside advisory services and as a result we incurred additional accounting and legal expenses. We believe that our internal control over financial reporting was effective as of December 31, 2005; however, if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as specified by applicable SEC rules and regulations and/or other applicable standards, our ability to publish accurate financial statements on a timely basis could be jeopardized and our common stock price and our business could be affected in a material adverse manner.

We do not expect that our internal control over financial reporting and more broadly our disclosure controls and procedures will prevent and/or detect all errors and all fraud. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. That being said, a control procedure, no matter how well designed and operated can provide only reasonable, not absolute, assurance that objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, projections of any evaluation of effectiveness to future periods has risks, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Further, these sorts of controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

See Part II, Item 9A “Controls and Procedures” of this report for information on disclosure controls and procedures and internal control over financial reporting.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.

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

We are highly leveraged and have substantial debt service obligations. As of December 31, 2005, we had total long-term indebtedness of $1,067.0 million (including current maturities, but excluding unused commitments) and interest expense of $61.5 million for the year ended December 31, 2005. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

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

Our debt agreements contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

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

In addition, our senior bank facilities require that we maintain or achieve a minimum consolidated EBITDA (as defined therein). Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. The terms of our financing agreements contain limitations on our ability to incur additional indebtedness. As of February 10, 2006, we had $13.6 million of borrowing capacity available under our revolving credit facility. On January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

Trends, Risks and Uncertainties Relating to Our Common Stock

Fluctuations in our quarterly operating results may cause our stock price to decline.

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large portion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could negatively affect our operating results in any given quarter. Factors that could affect our quarterly operating results include:

•	the timing and size of orders from our customers, including cancellations and reschedulings;

•	the timing of introduction of new products;

•	the gain or loss of significant customers, including as a result of industry consolidation;

•	seasonality in some of our target markets;

•	changes in the mix of products we sell;

•	changes in demand by the end-users of our customers’ products;

•	market acceptance of our current and future products;

•	variability of our customers’ product life cycles;

•	changes in manufacturing yields or other factors affecting the cost of goods sold, such as the cost and availability of raw materials and the extent of utilization of manufacturing capacity;

•	changes in the prices of our products, which can be affected by the level of our customers’ and end-users’ demand, technological change, product obsolescence, competition or other factors;

•	cancellations, changes or delays of deliveries to us by our third-party manufacturers, including as a result of the availability of manufacturing capacity and the proposed terms of manufacturing arrangements;

•	our liquidity and access to capital; and

•	our research and development activities and the funding thereof.

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

The trading price of our common stock since our initial public offering has ranged from a high of $27.75 on the Nasdaq National Market on May 1, 2000 to a low of $0.89 on October 4, 2002. The last reported price of our common stock on February 10, 2006 was $6.72 per share.

TPG, as our principal stockholder, controls our company, which will limit the ability of our other stockholders to influence the outcome of director elections and other matters submitted for a vote of the stockholders.

On November 10, 2005, TPG ON Holdings LLC, an affiliate of Texas Pacific Group, our largest shareholder, converted its Series A cumulative preferred stock into approximately 49 million shares of common stock. We agreed to issue to TPG ON Holdings LLC inducement shares upon conversion representing an 8% share premium of approximately 4 million shares of our common stock. After the conversion of the preferred stock into common stock and the payment of the inducement shares, Texas Pacific Group and its affiliates’ beneficial ownership of the Company’s common stock equaled approximately 165.2 million shares. As of February 10, 2006, these shares represented 52.9% of the total voting power of our common stock. As a result, Texas Pacific Group, through its affiliates, is able to:

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

Item 1B.    Unresolved Staff Comments

None that meet the criteria of this item.

Item 2.    Properties

In the United States, our corporate headquarters as well as manufacturing, design center, and research and development operations are located in approximately 1.5 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers and trading offices. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. We own our manufacturing facilities in the United States, Japan, Malaysia, the Philippines, Slovakia and the Czech Republic. These facilities are primarily manufacturing operations, but also include office, utility, laboratory, facilities, warehouse and unused space. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and unused space.

In November 2003, we announced our decision to discontinue our assembly and test operations at our site in Roznov, Czech Republic and move these operations to our facility in Seremban, Malaysia and to contract manufacturers. The transfer of manufacturing was completed in 2004. In December 2003, we announced our decision to phase out manufacturing operations at our facility in East Greenwich, Rhode Island. We completed this closure during the fourth quarter of 2005. We transferred the production from this facility to our lower cost manufacturing facilities. This former manufacturing facility is currently being marketed for sale. We still own and occupy an approximately 58,000 square foot design center in East Greenwich, Rhode Island.

As part of our 1999 recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting to us options to purchase or to lease the subsurface rights of the land. In 2005, we announced plans to sell unused portions of the Phoenix, Arizona location. We plan to sell approximately 42 acres of land and three buildings located on this land. The property and buildings are currently being marketed for sale. The remainder of the Phoenix site will continue as our corporate headquarters as well as manufacturing, design center and research and development facility.

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

Item 3.    Legal Proceedings

We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV- 6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

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

In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by the participating issuer defendants. If recoveries totaling less than $1 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that we may have against the underwriters of our initial public offerings.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

AMS Matter

On March 22, 2005, we entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement we paid AMS $2.4 million in cash upon the signing of the agreement. We had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with prejudice and each party will bear its own costs and fees incurred in connection with the litigation. This dismissal occurred shortly after the signing of the agreement. The settlement agreement requires that we and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the pending litigation. The arbitration is currently anticipated to be held during the second quarter of 2006. If the arbitrator rules in favor of AMS, we will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in favor of us, AMS will not be entitled to any additional amounts of money from us. Each party shall bear its own costs and fees incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator.

The matter originated out of an action filed in October 2003 in Arizona Superior Court by AMS against us. The complaint (i) alleged that we breached a foundry agreement entered into in 2000 under which AMS was to provide services to us, and (ii) claimed tortious interference with contract. The complaint sought approximately $5.8 million in contract damages, plus interest, costs, attorneys’ fees and exemplary damages.

We plan to vigorously defend ourselves at the arbitration and believe that we will prevail at the proceeding, although there can be no assurances that this will in fact occur. We believe that the outcome will not have a material adverse effect on our consolidated financial condition, results of operation or cash flows.

Other Matters

On September 30, 2005, we entered into a settlement agreement with one of our customers and one of that customer’s customers, resolving a potential claim against us for costs incurred in remedying certain alleged failures of products purchased directly or indirectly from us. The potential claim, which was estimated by our customer to aggregate approximately $31.2 million. Under the settlement agreement we agreed to pay our customer’s customer $2.5 million in cash and each party agreed to bear its own costs and expenses in connection with the claim. At the same time, we entered into separate agreements with our customer, in part as a result of the claim and in part in an effort to increase our business with the customer, pursuant to which we agreed to (i) provide certain rebates to the customer for products and services purchased from us by them for a period of five years beginning October 1, 2005, and (ii) rebate not less than $2.5 million in cash (regardless of actual purchases) no later than September 25, 2006. The amounts were considered to be warranty claims resulting in a warranty expense of $5.0 million during the year ended December 31, 2005.

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

Range of Sales Price

	High	Low
2005
First Quarter	$4.90	$3.32
Second Quarter	$5.00	$2.88
Third Quarter	$5.87	$4.44
Fourth Quarter	$6.18	$4.33

2004
First Quarter	$9.00	$6.35
Second Quarter	$7.89	$4.22
Third Quarter	$4.00	$2.57
Fourth Quarter	$4.54	$3.02

As of February 10, 2006, there were approximately 247 record holders of our common stock and 312,027,864 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering, and we do not presently intend to do so. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors. Each of our senior bank facilities and convertible notes restricts our ability to pay cash dividends to our common stockholders.

Equity Compensation Plan Table

Information concerning equity compensation plans is incorporated by reference from the text under the caption “Equity Compensation Plan Table” in our Proxy Statement for our May 17, 2006 Annual Meeting of Stockholders.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2005, 2004, 2003, 2002, and 2001 are from our audited consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share data)
Statement of Operations data (1):
Revenues	$1,260.6	$1,266.9	$1,069.1	$1,093.7	$1,223.2
Restructuring, asset impairments and other, net (2)	3.3	19.6	61.2	27.7	150.4
Loss on debt prepayment (3)	—	(159.7)	(7.7)	(6.5)	—
Income (loss) before cumulative effect of accounting change	103.5	(123.7)	(145.2)	(141.9)	(715.0)
Cumulative effect of accounting change (4)	(2.9)	—	(21.5)	—	(116.4)
Net income (loss) (5)	100.6	(123.7)	(166.7)	(141.9)	(831.4)
Diluted earnings (loss) per common share before cumulative effect of accounting change (6)	$0.22	$(0.55)	$(0.83)	$(0.86)	$(4.21)
Diluted earnings (loss) per common share (6)	$0.21	$(0.55)	$(0.94)	$(0.86)	$(4.88)

	December 31,
	2005	2004	2003	2002	2001
	(in millions)
Balance Sheet data:
Total assets	$1,148.5	$1,110.1	$1,164.5	$1,258.4	$1,399.2
Long-term debt, less current portion	993.1	1,131.8	1,291.5	1,403.4	1,394.5
Redeemable preferred stock (7)	—	131.1	119.7	110.1	101.6
Stockholders’ deficit	(300.3)	(537.8)	(644.6)	(662.1)	(517.4)

(1)	In the second quarter of 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as amended December 2003 (“FIN No. 46”), and further amended by FIN No. 46R. FIN No. 46 requires that certain variable interest entities be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. We determined that our investment in Leshan-Phoenix Semiconductor Company Limited meets the definition of a variable interest entity and that we are the primary beneficiary; therefore, our investment in Leshan should be consolidated under FIN No. 46. We had previously accounted for our investment in Leshan using the equity method. While consolidation of our investment in Leshan did not impact our previously reported net income (loss) or stockholders’ equity (deficit), financial information for periods beginning on or after January 1, 2001 that appears in this report on Form 10-K has been revised for comparative purposes as allowed by FIN No. 46.
(2)	Restructuring, asset impairments and other, net include employee severance and other exit costs associated with our worldwide profitability enhancement programs, asset impairments, executive severance costs, a $12.4 million gain in 2002 associated with the settlement of various contractual issues with Motorola and a $4.6 million gain in 2003 associated with the sale of our Guadalajara property.
(3)	In 2004, this charge included $114.0 million in redemption premiums, consent fees, incentive fees, dealer manager fees and certain third party costs and $45.7 million in capitalized closing costs and unamortized debt discounts that were written off associated with our various refinancing activities. In 2002 and 2003, the charge represents the write-off of capitalized debt issuance costs and certain third party expenses in connection with the prepayment of a portion of our senior bank facilities.

(4)	Effective January 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and the related gross profit on sales to distributors is now deferred until the distributor resells the product to the end user. During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we no longer defer actuarial gains or losses and will recognize such gains and losses during the fourth quarter of each year, which is the period in which our annual pension plan actuarial valuations are prepared. The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million, both before and after income taxes.

In 2005, we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The impact of the adoption of FIN 47 to our financial condition and results of operations was a charge of $2.9 million, net of an income tax benefit of $0.3 million, for the year ended December 31, 2005.

(5)	The net loss for 2001 includes a charge of $366.8 million to establish a valuation allowance for a portion of our deferred tax assets.
(6)	Diluted earnings per common share for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are calculated by deducting: dividends on our redeemable preferred stock of $9.2 million, $9.9 million, $9.2 million, $8.5 million and $2.4 million, respectively; the accretion of the increase in redemption value of our redeemable preferred stock of $(1.0) million in 2005, $1.5 million in 2004 and $0.5 million in 2003; the dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million in 2005; the allocation of undistributed earnings to preferred shareholders of $9.7 million in 2005; and the accretion of the beneficial conversion feature on redeemable preferred stock of $13.1 million in 2001 from net income (loss) for such periods and then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods. On November 10, 2005, we entered into a Conversion and Termination Agreement with an affiliate of TPG to convert its preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to such affiliate of TPG. Following the conversion, none of the authorized shares of preferred stock remained outstanding. See Part II, Item 9B. “Other Information” of this report for the status of the Certificate of Designations for the Series A Cumulative Convertible Redeemable Preferred Stock.
(7)	The redeemable preferred stock outstanding at December 31, 2004, 2003, 2002 and 2001 was issued to an affiliate of Texas Pacific Group in September 2001. As described above, on November 10, 2005, we entered into a Conversion and Termination Agreement with TPG to convert the preferred stock into shares of our common stock. As of December 31, 2005, there were no shares of redeemable preferred stock outstanding.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Part I, Item 1A. “Risk Factors” of this Form 10-K.

Executive Overview

This section presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

Worldwide semiconductor industry sales were $227.5 billion in 2005, an increase of 6.8% from $213.0 billion in 2004. We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market since 2001:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percent Change	Total Addressable Market Sales (1) (2)	Percent Change
	(in billions)		(in billions)
2005	$227.5	6.8%	$26.5	0.0%
2004	$213.0	28.0%	$26.5	14.2%
2003	$166.4	18.3%	$23.2	14.4%
2002	$140.7	1.2%	$20.3	2.5%
2001	$139.0	(32.0)%	$19.8	(29.8)%

(1)	Based on shipment information published by World Semiconductor Trade Statistics (WSTS), an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies — Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, RF and microwave power transistors/modules, RF and microwave diodes, RF and microwave SS transistors, power FET modules, IGBT modules and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); and (c) standard logic products (general purpose logic and MOS general purpose logic only). Although we categorize our products as power and data management semiconductors and standard semiconductor components, WSTS uses different product categories.

Following the unprecedented semiconductor industry revenue declines of 2001, the semiconductor industry began to show signs of stability in 2002 and grew more robust in both 2003 and 2004. Worldwide semiconductor industry sales grew by 18.3% in 2003, 28.0% in 2004 and 6.8% in 2005. Sales in our total addressable market grew by 14.2% in 2004 and 14.4% in 2003, reflecting increases in volume and slowing rates of price declines. Sales in our total addressable market remained stable in 2005, reflecting increases in volume that were offset by price declines. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6% during 2004 through 2008. These are projections and may not be indicative of actual results.

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

During the first half of 2005, we experienced an increase in the end market unit demand sufficient to offset price decreases. We also enjoyed growth in bookings during the second quarter with the book to bill ratio above one for the first quarter since the second quarter of 2004. During the second half of 2005 we also experienced an increase in the end market unit demand sufficient to grow revenues despite price decreases. We expect price declines during 2006 to be moderate and we will continue to monitor the supply and demand picture to determine if pricing could be held or increased.

Cost Savings and Restructuring Activities

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

Our 2004 profitability enhancement program includes the phase out of our manufacturing operations in East Greenwich, Rhode Island, which was announced in December 2003, and our assembly and test operations in the Czech Republic, which was announced in November 2003. We began to realize savings from this program during the fourth quarter of 2004, with the full benefit beginning by the end of the fourth quarter of 2005. Despite delays of approximately two quarters due to increased demand, the closure of our operations in East Greenwich was completed in the third quarter of 2005 with all manufacturing equipment decommissioned and removed. During the fourth quarter of 2005, we successfully completed the work related to the decommissioning of the manufacturing building, which is currently being marketed for sale. We expect to incur marginal operating expenses in 2006 to maintain the building until the sale is completed. Overall, we expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings beginning in the first quarter of 2006.

In the second quarter of 2004, we evaluated our operations in the Czech Republic and determined certain overhead functions were no longer necessary as a result of our previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. Following the reduction of such overhead functions, we realized approximately $7.7 million of actual cost savings in 2005.

We expect the total estimated annualized cost savings from the 2004 profitability enhancement program, including the transfer of our back-end manufacturing lines from Roznov to Malaysia, to reduce our cost of revenues due to reduced employee costs, reduced depreciation and other cost savings, by $18.3 million to $20.9 million, $3.0 million to $3.8 million and $6.4 million to $8.0 million, respectively.

In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology infrastructure. As part of the agreement, we sold certain system software modules, resulting in a loss on disposal of assets of $12.0 million. As a result of these actions, starting in the second quarter of 2004, we began to realize approximately $4.0 million of annualized cost savings that reduces our general and administrative expenses due to reduced depreciation expense.

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

Although we have production at several locations, we have initiated process improvements and selective low cost capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 133 new products in 2005, 119 new products in 2004 and 260 new products in 2003. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity analog, standard component, MOS power and clock and data management products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

In the second half of 2003 and continuing into 2004, we began undertaking measures to reduce our long-term debt and related interest costs. We reduced both our total debt and interest expense as a result of our public offerings of common stock in September 2003 and February 2004, a portion of the proceeds from which we applied to prepay and redeem a portion of our outstanding debt prior to scheduled maturity. We also lowered our interest expense further as a result of the issuance of our zero coupon convertible senior subordinated notes and the refinancing of our senior bank facilities, the proceeds from which were used to repay higher interest notes.

In the second half of 2005 we continued these measures to reduce our interest costs by issuing 1.875% convertible senior subordinated notes and using the proceeds from the issuance, along with cash on hand, to repay our junior subordinated note, which carried a significantly higher interest rate than the convertible senior subordinated notes. In November 2005, our outstanding Series A Cumulative Convertible Redeemable Preferred Stock beneficially owned by an affiliate of the Texas Pacific Group (“TPG”) was converted into common stock, which eliminated the accrual of preferred stock dividends. Additionally, in December 2005 and also in January 2006 we refinanced the term loans under our senior bank facilities to reduce the interest rate on the senior bank facilities.

As a result of these debt prepayments and refinancings, we reduced our total long-term debt balance (including the current portion) from $1,302.9 million as of December 31, 2003 to $1,067.0 million as of December 31, 2005. We also reduced our interest expense from $151.1 million for the year ended December 31, 2003 to $61.5 million for the year ended December 31, 2005.

The details of each of these financing events are outlined in the following sections. Also, see “Liquidity and Capital Resources” elsewhere in this report and Note 7 “Long-Term Debt,” Note 9 “Redeemable Preferred Stock” and Note 10 “Common Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues will be approximately $330.0 million in the first quarter of 2006 as compared to revenues of $302.4 million in the first quarter of 2005 and revenues of $341.8 million in the fourth quarter of 2005. Backlog levels at the beginning of the first quarter of 2006 were up from backlog levels at the beginning of the fourth quarter of 2005, and represented over 90 percent of our anticipated first quarter 2006 revenues. We expect average selling prices will be down approximately one percent in the first quarter of 2006. We also expect that cost reductions will offset the decline in average selling prices and that gross profit will be flat at approximately 35% in the first quarter of 2006. Beginning in the first quarter of 2006, we are required to expense stock based compensation in accordance with the adoption of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”. We currently expect this expense to be approximately $2.0 million in the first quarter of 2006. Due to the volatility of the price of our common stock and the uncertainty of future option grants to employees, we are unable to estimate this expense for periods subsequent to the first quarter of 2006.

On November 16, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options outstanding under our stock plans. The acceleration of vesting applied to all unvested options that had an exercise price per share of $7.00 or higher, with the exception of options granted to directors, certain officers and employees with options granted under the French provisions in our 2000 Stock Incentive Plan. As a result of the acceleration, options to purchase approximately 2.5 million shares of our common stock became exercisable immediately. The weighted average exercise price of the affected options was $7.04 per share. In making the decision to accelerate these options, the Board of Directors believed it was in the best interest of the stockholders to reduce the future earnings impact resulting from the planned adoption of SFAS 123R in the first quarter of 2006, and the resulting impact that this may have on our market value. This acceleration of these options that were outstanding on November 16, 2005 is expected to reduce future expenses on a pre-tax basis by approximately $3.6 million in 2006.

For the first quarter of 2006, we expect selling and marketing and general and administrative expenses at approximately 12% of revenues and research and development expenses at approximately 7% of revenues. We anticipate that net interest expense will be approximately $12.5 million for the first quarter of 2006. For the year ended December 31, 2006 we anticipate cash capital expenditures will be approximately $110 million.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. The amounts in the following table are in millions:

	Year ended December 31,			Dollar Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Revenues	$1,260.6	$1,266.9	$1,069.1	$(6.3)	$197.8
Cost of revenues	842.1	857.0	768.4	(14.9)	88.6

Gross profit	418.5	409.9	300.7	8.6	109.2

Operating expenses:
Research and development	93.7	94.4	85.5	(0.7)	8.9
Selling and marketing	79.3	73.8	63.0	5.5	10.8
General and administrative	74.6	72.2	69.2	2.4	3.0
Amortization of intangibles	—	—	5.9	—	(5.9)
Restructuring, asset impairments and other, net	3.3	19.6	61.2	(16.3)	(41.6)

Total operating expenses	250.9	260.0	284.8	(9.1)	(24.8)

Operating income	167.6	149.9	15.9	17.7	134.0

Other income (expenses):
Interest expense	(61.5)	(101.2)	(151.1)	39.7	49.9
Interest income	5.5	2.2	2.0	3.3	0.2
Other	(3.0)	(4.2)	4.6	1.2	(8.8)
Loss on debt prepayment	—	(159.7)	(7.7)	159.7	(152.0)

Other income (expenses), net	(59.0)	(262.9)	(152.2)	203.9	(110.7)

Income (loss) before income taxes, minority interests, and cummulative effect of accounting change	108.6	(113.0)	(136.3)	221.6	23.3
Income tax provision	(1.5)	(7.4)	(7.7)	5.9	0.3
Minority interests	(3.6)	(3.3)	(1.2)	(0.3)	(2.1)

Net income (loss) before cummulative effect of accounting change	103.5	(123.7)	(145.2)	227.2	21.5
Cumulative effect of accounting change net of income tax	(2.9)	—	(21.5)	(2.9)	21.5

Net income (loss)	$100.6	$(123.7)	$(166.7)	$224.3	$43.0

Revenues

Revenues were $1,260.6 million, $1,266.9 million and $1,069.1 million in 2005, 2004 and 2003, respectively. The slight decrease from 2004 to 2005 was primarily due to a decrease in average selling prices of approximately 6%, partially offset by increased sales volume. The increase from 2003 to 2004 was primarily due to increased sales volume, which was partially offset by a decrease in average selling prices of approximately 3%. Average selling prices dropped in each quarter of 2003 due to industry competition; however, as capacity utilization began to exceed 85% on an industry-wide basis during the third quarter of 2003, prices began to stabilize. The revenues by product line in each of these three years were as follows (dollars in millions):

	Year Ended December 31, 2005	As a % of Revenue (1)	Year Ended December 31, 2004	As a % of Revenue (1)	Year Ended December 31, 2003	As a % of Revenue (1)
Power Management and Standard Analog	$373.2	29.6%	$381.3	30.1%	$333.4	31.2%
MOS Power Devices	223.2	17.7%	235.0	18.5%	152.5	14.3%
High Frequency Clock and Data Management	80.3	6.4%	90.4	7.1%	80.5	7.5%
Standard Components (2)	583.9	46.3%	560.2	44.2%	502.7	47.0%

Revenues	$1,260.6		$1,266.9		$1,069.1

(1)	Certain amounts may not total due to rounding of individual components
(2)	Revenues for the standard components product line includes $107.1 million, $89.7 million and $79.9 million of revenues from the standard logic product unit for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenues from our power management and standard analog product line declined from 2004 to 2005 and increased from 2003 to 2004. In 2005, the decrease can be attributed to a decrease in revenues from the automotive electronics and wireless communications end markets, partially offset by an increase in revenues from the computing end market. In 2004, revenues increased as increases in demand for consumer electronics and portable wireless devices were slightly offset by further decreases in automotive electronic product revenue.

Revenues from MOS power devices decreased from 2004 to 2005 and increased from 2003 to 2004. The decrease from 2004 to 2005 can be primarily attributed to a decrease in revenue from the computing end market and to the discontinuance of select products sold into the automotive electronics end markets, partially offset by an increase in revenues from the wireless communications end markets. The growth in revenue from 2003 to 2004 can be attributed to increased demand across all markets, with primary growth in revenue attributed to the ongoing introduction of new devices for specific end markets such as computing, portable and consumer electronics, as well as modest increases in the automotive electronics end market.

Revenues from high frequency clock and data management products decreased from 2004 to 2005 and increased from 2003 to 2004. The decrease in 2005 can be attributed to decreased demand across all markets, which has been most pronounced in the industrial electronics and networking end markets. The growth in this sector in 2004 was primarily driven by an increase in the industrial electronics end markets, which was attributable to increased revenue from automated test equipment, partially offset by decreases in the networking end market.

Revenues from standard components increased steadily from 2003 to 2005. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The increase in revenue from 2004 to 2005 can be primarily attributed to an increase in revenues from the wireless communications end market, partially offset by a decrease in revenue from the industrial electronics and consumer end markets. The increase in revenue from 2003 to 2004 was attributed to increased demand across all markets, with significant increases in demand for end products used in wireless communications and handheld applications and consumer electronics.

Revenues by geographic area as a percentage of revenues were as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Americas	23.7%	27.4%	30.1%
Asia/Pacfic	59.9%	56.1%	52.2%
Europe	16.4%	16.5%	17.7%

Total	100.0%	100.0%	100.0%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Gross Profit

Our gross profit was $418.5 million, $409.9 million and $300.7 million in 2005, 2004 and 2003, respectively. As a percentage of revenues, our gross profit was 33.2%, 32.4% and 28.1% in 2005, 2004 and 2003, respectively. Gross profit increased during 2005 as compared to 2004, primarily due to cost savings from our profitability enhancement programs and increased sales volume, which were partially offset by declines in average selling prices. Gross profit increased during 2004 as compared to 2003, due to increased sales volume and cost savings from our profitability enhancement programs, which were partially offset by a decline in average selling prices.

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. In 2004, we realized approximately $73 million of cost savings as compared to our cost structure during the third quarter of 2003, and in 2005, we realized approximately $79 million of cost savings as compared to our cost structure during the third quarter of 2004. These savings are as a result of our manufacturing rationalization plan, reductions in non-manufacturing personnel and other cost controls.

Operating Expenses

Research and development expenses were $93.7 million, $94.4 million and $85.5 million, representing 7.4%, 7.5% and 8.0% of revenues in 2005, 2004 and 2003, respectively. The decrease from 2004 to 2005 was primarily attributable to the absence of software application costs associated with the implementation of cost management technology which occurred in 2004, partially offset by increased employee salaries and wages and increased headcount as well as an increase in performance bonuses as a result of our achievement of certain financial goals. The increase from 2003 to 2004 was attributable to increased employee salaries and wages and an increase in performance bonuses as a result of our achievement of certain financial goals, as well as software application costs associated with the implementation of the cost management technology discussed above.

Selling and marketing expenses were $79.3 million, $73.8 million and $63.0 million, representing 6.3%, 5.8% and 5.9% of revenues in 2005, 2004 and 2003, respectively. The increases from 2003 to 2005 were attributable to increased employee salaries and wages and increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers as well as an increase in employee performance bonuses as a result of our achievement of certain financial goals and increased commissions. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $74.6 million, $72.2 million and $69.2 million representing 5.9%, 5.7% and 6.5% of revenues in 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 was attributable to increased costs for external services, including audit and consulting services, and an increase in employee performance bonuses associated with our achievement of certain financial results, partially offset by savings from personnel reductions, functional relocations, and lower depreciation. The increase from 2003 to 2004 was attributable to increased costs for external services, including audit and consulting services, and an increase in employee performance bonuses associated with our achievement of certain financial results, partially offset by lower depreciation as a result of our sale-leaseback transaction in the first quarter of 2004 and cost savings from the relocation of functions to lower cost regions.

Amortization of other intangibles was $0, $0 and $5.9 million in 2005, 2004 and 2003, respectively. As a result of the adoption of SFAS No. 142 effective January 1, 2002, we eliminated the amortization of goodwill (see Note 3 “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report). As discussed in further detail below, amortization of our developed technology intangible asset ceased following the second quarter of 2003 when we wrote-off the remaining balance acquired in connection with our acquisition of Cherry Semiconductor in April 2000.

Other Operating Expenses — Restructuring, Asset Impairments and Other

Restructuring, asset impairments and other charges were $3.3 million, $19.6 million and $61.2 million in 2005, 2004 and 2003, respectively. Our individual quarterly restructuring charges are summarized below. For more information see Note 5 “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this report.

•	$0.8 million net reversal of charge recorded in the fourth quarter of 2005, consisting of:

•	$0.9 million of net adjustments including: $0.8 million of net reversal of employee separation charges previously recorded in connection with the December 2003 restructuring program and $0.1 million of employee separation charges reserve for employees whose terminations were announced in December 2002; and

•	$0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003.

•	$0.2 million charge recorded in the third quarter of 2005, consisting of:

•	$0.3 million of employee separation charges related to the June 2005 restructuring program, which was attributable to two employees who rendered services beyond the notification period required by local law and to four employees who were notified of their termination after the second quarter of 2005; and

•	$0.1 million of net reversal of amounts previously recorded in connection with the December 2003 restructuring program.

•	$2.8 million charge recorded in the second quarter of 2005, consisting of:

•	$3.1 million of employee separation charges including: $1.9 million related to general worldwide work force reductions of approximately 60 employees; and $1.2 million related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations from Malaysia to the United States;

•	$0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003; and

•	$0.4 million of net adjustments including: $0.3 million to the employee separation charges reserve related to the shutdown of the Grenoble, France design center that was announced in March 2005; and $0.1 million of adjustments to the employee separation charges reserve related to the shutdown of assembly and test operations in Roznov, Czech Republic that was announced in November 2003.

•	$1.1 million charge recorded in the first quarter of 2005, consisting of:

•	$1.3 million of employee separation charges related to the shutdown of the Grenoble, France design center;

•	$0.4 million of exit costs including: $0.3 million related to the shutdown of the Grenoble design center for legal fees and lease termination costs; and $0.1 million related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003;

•	$0.5 million gain on sale of fixed assets related to the sale of portions of land at East Greenwich; and

•	$0.1 million reversal of amounts previously recorded in connection with our June 2002 restructuring program.

•	$5.6 million charge recorded in the fourth quarter of 2004, consisting of:

•	$3.3 million of asset impairments including $3.0 million associated with the East Greenwich, Rhode Island facility that was announced in December 2003 and $0.3 million associated with the closure of the assembly and test operations in Roznov, Czech Republic that was announced in November 2003;

•	$1.9 million of exit costs including: $1.9 million of contract termination costs incurred to terminate two information technology outsourcing agreements; $0.2 million related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003; and $0.2 million reversal of the exit costs reserve for lease terminations that was announced in December 2002; and

•	$0.4 million of employee separation charges that included $0.2 million of new charges and $0.2 million of adjustments related to the shutdown of our assembly and test operations in Roznov, Czech Republic that was announced in November 2003, $0.1 million reversal of amounts previously recorded in connection with our September 2003 restructuring program, and $0.1 million adjustment to the March 2002 restructuring program.

•	$0.9 million charge recorded in the second quarter of 2004, consisting of:

•	$2.1 million to cover employee separation costs, which included $1.5 million for the termination of approximately 190 additional employees at Roznov, Czech Republic due to the transfer of our assembly and test operations in Roznov to Malaysia and the Philippines that was announced in November 2003, and $0.6 million related to the shutdown of our assembly and test operations in Roznov that was announced in November 2003;

•	$0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003;

•	$0.1 million of exit costs related to the information technology outsourcing agreement that was announced in March 2004;

•	$0.2 million charge to cover costs associated with the separation of one of our executive officers;

•	$1.2 million reversal of the employee separation charges reserve for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems that was announced in December 2002; and

•	$0.4 million reversal of exit costs associated with the decommissioning of certain assets that are no longer expected to be incurred, which decommissioning was announced in December 2002.

•	$13.1 million charge recorded in the first quarter of 2004, consisting of:

•	$12.0 million of non-cash loss on sale of fixed assets from the sale of certain system software modules, licenses and hardware after entering into a five-year agreement with respect to the outsourcing of information technology infrastructure, messaging, data center network, help desk and onsite management services;

•	$0.3 million to cover employee separation costs related to the new information technology outsourcing agreement;

•	$0.7 million of employee separation costs related to the shutdown of our assembly and test operations in Roznov, Czech Republic, that was announced in November 2003; and

•	$0.1 million of exit costs related to certain activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003.

•	$29.9 million charge recorded in the fourth quarter of 2003, consisting of:

•	$20.2 million of non-cash asset impairments, including $15.4 million associated with the East Greenwich, Rhode Island facility and $4.8 million associated the closure of the assembly and test operations in Roznov, Czech Republic;

•	$5.2 million to cover employee separation costs related to the phase-out of manufacturing operations in our East Greenwich, Rhode Island facility, the shutdown of our assembly and test operations in Roznov, Czech Republic, and further reductions in general and administrative staffing levels in the United States and Western Europe;

•	$0.4 million of lease and contract termination exit costs incurred in connection with the consolidation of sales, distribution and administrative facilities in North America;

•	$4.3 million of other charges consisting of the write-off of a $2.3 million long-term note receivable and a $2.0 million write-down of a cost basis investment; and

•	$0.2 million reversal of amounts previously recorded in connection with our June 2001 and December 2002 restructuring programs.

•	$3.3 million gain recorded in the third quarter 2003, consisting of:

•	$4.6 million gain recorded in connection with the sale of the Guadalajara, Mexico facility; and

•	$0.1 million net reversal consisting of minor adjustments to previously recorded restructuring charges; and

•	$1.4 million charge for employee separation costs, reflecting further reductions in manufacturing; and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States.

•	$34.6 million charge recorded in the second quarter of 2003, consisting of:

•	$21.3 million of non-cash impairment charges, including $20.8 million relating to the write-off of the developed technology intangible asset associated with the April 2000 acquisition of Cherry Semiconductor Corporation and the $0.5 million write-off of a cost basis investment;

•	$10.5 million of non-cash asset impairments associated with an assembly and test production line in Malaysia and property and equipment in the United States;

•	$1.4 million of lease and contract termination exit costs associated with the exit of certain sales and administrative offices and the termination of other purchase and supply agreements;

•	$1.0 million additional charge associated with a supply contract that was terminated as part of the June 2002 restructuring program; and

•	$0.4 million of charges to cover employee separation costs associated with general and administrative employees primarily in the United States.

Interest Expense

Interest expense was $61.5 million, $101.2 million and $151.1 million in 2005, 2004 and 2003, respectively. The decrease in interest expense from 2003 to 2004 was primarily a result of interest savings from the prepayment of our first-lien senior secured notes, second-lien senior secured notes and senior subordinated notes, which occurred throughout 2004. The decrease in interest expense from 2004 to 2005 was primarily a result of interest savings during the entire year of 2005 that resulted from the refinancings that had occurred during 2004. Our weighted-average interest rate on long-term debt (including current maturities) was 5.4%, 8.6% and 10.8% per annum in 2005, 2004 and 2003, respectively. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $159.7 million and $7.7 million in 2004 and 2003, respectively. The loss on debt prepayment of $159.7 million in 2004 includes approximately $113.6 million incurred for call and consent fees, tender offer fees, dealer manager fees and arrangement fees as well as approximately $45.7 million of debt issuance costs and unamortized discounts that were written off and $0.4 million of certain third-party costs incurred. These costs were incurred in 2004 in connection with the repayment of the first-lien senior secured notes, second-lien senior secured notes, the senior subordinated notes and the refinancing of the senior bank facilities. The loss on debt prepayment of $7.7 million in 2003 represents the write-off of debt issuance costs and certain third-party costs incurred with respect to debt refinancings that occurred during 2003. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $1.5 million, $7.4 million and $7.7 million in 2005, 2004 and 2003, respectively.

The 2005 provision included $6.1 million for income and withholding taxes of certain of our foreign operations and $7.6 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $9.5 million of previously accrued income taxes for anticipated audit issues and the reversal of a $2.7 million valuation allowance against deferred tax assets for one of our Japanese subsidiaries that returned to profitability.

The 2004 provision related primarily to income and withholding taxes of certain of our foreign operations and also included the reversal of $11.2 million of previously accrued income taxes after the completion of an examination of our income tax returns for the years 2001, 2000 and 1999 by the Internal Revenue Service, which resulted in no material change in our tax liability for those years, partially offset by a new reserve of $9.9 million against certain foreign income tax receivables that we determined may not be collectible, creating additional tax expense for the year.

The 2003 provision related primarily to income and withholding taxes of certain of our foreign operations.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change, net of income taxes was $2.9 million in 2005 and $21.5 million in 2003.

In 2005 we recorded a $2.9 million charge, net of taxes of $0.3 million, upon adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which requires recognition of liabilities for legal obligations to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. See “Accounting Changes” for further discussion of FIN 47.

In 2003 we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million, both before and after income taxes, and was reflected as the cumulative effect of a change in accounting principle in 2003. See “Accounting Changes” for further discussion.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the company and inform how we evaluate the progress of its major components. Information about our reportable segments for the years ended December 31, 2005 and 2004 are as follows, in millions (corresponding information for the year ended December 31, 2003 is not included because it would be impractical to do so as operating expenses were not allocated in the same manner or detail that would allow for comparable disclosures):

	Integrated Power Group	Analog Products Group	Total
Year ended December 31, 2005:
Revenues from external customers	$700.0	$560.6	$1,260.6
Segment operating income	$122.4	$109.0	$231.4

Year ended December 31, 2004:
Revenues from external customers	$705.5	$561.4	$1,266.9
Segment operating income	$103.1	$93.4	$196.5

Revenues from external customers for the Integrated Power Group and for the Analog Products Group for the year ended December 31, 2003, were $575.3 million and $493.8 million, respectively.

Depreciation and amortization expense is included in segment operating income.

Reconciliations of segment information to consolidated financial statements (in millions):

	Year Ended
	December 31, 2005	December 31, 2004
Operating income for reportable segments	$231.4	$196.5
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(19.6)
Other unallocated manufacturing costs	(51.8)	(11.5)
Other unallocated operating expenses	(8.7)	(15.5)

Operating income	$167.6	$149.9

The increase in other unallocated manufacturing costs from $11.5 million in 2004 to $51.8 million in 2005 was due primarily to manufacturing costs we continued to incur at our East Greenwich, Rhode Island manufacturing facility in 2005 beyond the original anticipated closure date of that facility, which we did not allocate to the reportable segments. As discussed previously, the closure of the East Greenwich facility was completed in the fourth quarter of 2005 and all of the production from this facility was transferred to our lower cost manufacturing facilities.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2006	2007	2008	2009	2010	Therafter
Standby letter of credit	$11.7	$11.3	$0.4	$—	$—	$—	$—

	Payments Due by Period
Contractual obligations	Total	2006	2007	2008	2009	2010	Therafter
Long-term debt	$1,067.0	$73.9	$19.4	$12.3	$598.2	$264.1	$99.1
Operating leases (1) (2)	13.9	7.0	2.3	1.7	0.9	0.6	1.4
Other long-term obligations — pension plans	12.4	3.0	3.0	3.0	3.0	0.4	—
Purchase obligations (1):
Capital purchase obligations	10.6	10.2	0.4	—	—	—	—
Foundry and inventory purchase obligations	57.8	45.2	3.1	3.0	2.9	1.1	2.5
Mainframe support	8.8	4.6	2.7	0.8	0.7	—	—
Information technology and communication services	22.0	9.1	6.1	6.8	—	—	—
Other	3.6	3.5	0.1	—	—	—	—

Total contractual obligations	$1,196.1	$156.5	$37.1	$27.6	$605.7	$266.2	$103.0

(1)	These represent our off-balance sheet obligations.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes $639.1 million under senior bank facilities, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million under our 1.875% convertible senior subordinated notes due 2025, $15.4 million under a note payable to a Japanese bank, $14.0 million under a loan facility with a Chinese bank, $34.4 million under a loan facility with another Chinese bank and $9.1 million of capital lease obligations. See Note 7 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our U.S. and foreign pension plans. (See Note 12 “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.) The U.S. pension plan, named the ON Semiconductor Grandfathered Pension Plan (“Grandfathered Plan”), has been terminated effective December 31, 2004 as approved by the Pension Benefit Guaranty Corporation in 2005 and such termination was determined by the Internal Revenue Service not to adversely affect its qualification for federal tax purposes. In connection with the termination of our Grandfathered Plan, all cash funding requirements for the liability have been settled and the related plan assets have been distributed as of December 31, 2005. The remaining obligation in the table above includes estimated funding requirements for liabilities related to our foreign pension plans.

Our balance of cash and cash equivalents was $233.3 million at December 31, 2005. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs over the next 12 months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $11.7 million were outstanding under the revolving facility at December 31, 2005. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2006. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the years ended December 31, 2005, 2004 and 2003, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss)	$100.6	$(123.7)	$(166.7)
Increase (decrease):
Depreciation and amortization	99.0	102.1	127.8
Interest expense	61.5	101.2	151.1
Interest income	(5.5)	(2.2)	(2.0)
Income tax provision	1.5	7.4	7.7

EBITDA	257.1	84.8	117.9
Increase (decrease):
Interest expense	(61.5)	(101.2)	(151.1)
Interest income	5.5	2.2	2.0
Income tax provision	(1.5)	(7.4)	(7.7)
Loss (gain) on sale or disposal of fixed assets	0.8	12.8	(2.8)
Non-cash portion of loss on debt prepayment	—	45.7	6.1
Amortization of debt issuance costs and debt discount	1.7	7.3	8.7
Provision for excess inventories	13.2	11.1	13.0
Cumulative effect of accounting change	3.2	—	21.5
Non-cash impairment write-down of property, plant and equipment	—	3.3	30.7
Non-cash impairment of other long-lived assets	—	—	25.1
Non-cash interest on junior subordinated note payable to Motorola	9.1	14.3	13.0
Deferred income taxes	(5.7)	3.5	0.3
Stock compensation expense	—	0.2	0.1
Other	5.1	3.4	3.4
Changes in operating assets and liabilities	(33.9)	(41.6)	(34.5)

Net cash provided by operating activities	$193.1	$38.4	$45.7

As a result of the improved operating performance we generated positive EBITDA for 2003, 2004 and 2005. EBITDA for 2003 was $117.9 million, primarily as a result of the restructuring, asset impairment and other, net charges in 2003 that were $33.5 million higher than those in 2002 and a cumulative effect of accounting change of $21.5 million in 2003. EBITDA for 2004 declined to $84.8 million primarily as a result of the charges associated with our previously described debt refinancings partially offset by improved operating performance. EBITDA for 2005 increased to $257.1 million largely due to the generation of net income of $100.6 million for the year.

As discussed in Note 7 “Long-Term Debt” to our audited consolidated financial statements included elsewhere in this report, our debt covenants require us to maintain a trailing 12-month minimum adjusted EBITDA of $140.0 million. Adjusted EBITDA, as defined under the documents for our senior bank facilities totaled approximately $278.7 million for the 12 months ended December 31, 2005. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

If we were not in compliance with the covenants contained in our senior secured credit agreement, including the adjusted EBITDA maintenance covenant, the holders of our senior secured indebtedness could cause all outstanding amounts to be due and payable immediately. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $202.0 million at December 31, 2005, and has fluctuated between $202.0 million and $300.3 million over the last eight quarter-ends.

The components of our working capital at December 31, 2005 and 2004 are set forth below (in millions), followed by explanations for changes between 2004 and 2005 for cash, cash equivalents and short-term investments and any other changes greater than $5 million:

	December 31,
	2005	2004	Change
Current Assets
Cash, cash equivalents and short-term investments	$233.3	$185.7	$47.6
Receivables, net	160.2	131.5	28.7
Inventories, net	169.5	193.4	(23.9)
Other current assets	29.9	23.6	6.3
Deferred income taxes	7.4	2.8	4.6

Total current assets	600.3	537.0	63.3

Current Liabilities
Accounts payable	137.3	104.4	32.9
Accrued expenses	83.9	100.4	(16.5)
Income taxes payable	5.5	2.4	3.1
Accrued interest	0.6	1.2	(0.6)
Deferred income on sales to distributors	97.1	96.7	0.4
Current portion of long-term debt	73.9	20.0	53.9

Total current liabilities	398.3	325.1	73.2

Net working capital	$202.0	$211.9	$(9.9)

The increase in cash, cash equivalents, and short-term investments of $47.6 million in 2005 was attributable to cash flow from operations of approximately $192.5 million, partially offset by cash used in investing activities, excluding short-term investment activity, of $45.6 million and cash used in financing activities of $99.6 million which was attributable to debt repayments (See “Key Financing Events” below).

The increase of $28.7 million in accounts receivable is the result of increased sales in the last two months of the fourth quarter of 2005 as compared to the same period in 2004.

The decrease of $23.9 million in inventory is attributable to sales levels exceeding production levels for the year. Inventory levels were a record low as of December 31, 2005. Based on the outlook for the first quarter of 2006, we anticipate relatively flat inventory levels at the end of the first quarter of 2006.

The increase of $6.3 million in other current assets is a result of a $3.0 million reclassification of the net book value of certain assets held-for-sale, which includes buildings located in Phoenix, Arizona and East Greenwich, Rhode Island that are currently being marketed for sale, and an increase of $2.6 million in cash flow hedges, partially offset by a decrease of $2.7 million in deferred compensation. The balance of the increase is related to miscellaneous prepaid expenses for IT projects in the United States.

The increase of $32.9 million in accounts payable was mainly a result of the timing of payments at the respective year ends and an increase in fixed asset additions during the fourth quarter of 2005 of $33.9 million, of which approximately $22.3 million remained unpaid as of December 31, 2005, as compared to fixed asset additions of $16.7 million in the fourth quarter of 2004.

The decrease in accrued expenses of $16.5 million was primarily attributable to the settlement of the US pension liability of $20.5 million attributable to our pension plan for U.S. employees and a decrease in the restructuring accrual of $6.6 million, which was partially offset by an increase in the employee bonus accrual in the amount of $10.4 million.

The increase in the current portion of long-term debt relates to the timing of payments under our debt instruments including $26.0 million related to required payments under the free cash flow provision of our senior bank facilities. See Note 7 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. Accordingly, we reduced our capital expenditures during 2005. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $46.1 million, $81.8 million and $59.8 million in 2005, 2004 and 2003, respectively. During 2003, there was an excess supply of used semiconductor production equipment in the marketplace, and we were able to purchase additional equipment at discounted prices. We will continue to look for opportunities to make similar strategic purchases in the future as we plan to invest approximately $110 million in 2006 for additional capacity. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 12 “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this report. For further discussion of our tax reserves, see Note 8 “Income Taxes” to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

Set forth below is a summary of the key financing events affecting our capital structure during the last three years.

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts under our senior bank facilities, which contain an EBITDA (as defined for such facilities) covenant with which we were in compliance as of December 31, 2005.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. In September 2003, we issued approximately 37.0 million shares of our common stock at a public offering price of $4.50 per share, the net proceeds of which were used to prepay a portion of our senior bank facilities. In connection with this offering, we amended our senior bank facilities to, among other things, extend the average maturity of the term loans under these facilities through a refinancing of $100 million of such loans and replacement of our $62.5 million revolving facility with a new $25.0 million revolving facility.

In November 2003, we further amended our senior bank facilities to, among other things, reduce the interest rate on our outstanding term loans by 0.75%. Also in November 2003, we exercised our option to extend the maturity of our $20.0 million loan facility with a Chinese bank for an additional three years under the same terms and conditions. In December 2003, we prepaid approximately $48.0 million of loans under our senior bank facilities with the proceeds from a new loan facility with a separate Chinese bank that bears interest at the London Interbank Offered Rate, or LIBOR, plus 1.5%.

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

In December 2004, we refinanced the term loan portion of our senior bank facilities and increased our total term borrowings to $645.5 million. Proceeds from the refinancing were used to prepay the remaining $130.0 million principal outstanding of the first-lien senior secured notes due 2010 and the entire $195.0 million principal outstanding of the second-lien senior secured notes due 2008. In connection with these prepayments we incurred $67.2 million of premium payments.

In November 2005, we repaid $66.4 million of the principal amount outstanding under our junior subordinated note with cash on hand, and repaid the remaining principal balance of the note in December 2005 with the proceeds of the issuance of $95.0 million of 1.875% convertible senior subordinated notes due 2025.

Also in November 2005, we entered into a Conversion and Termination Agreement with an affiliate of TPG to convert its preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to such affiliate of TPG. Following the conversion, none of the authorized shares of preferred stock remained outstanding. See Part II, Item 9B. “Other Information” of this report for the status of the Certificate of Designations for the Series A Cumulative Convertible Redeemable Preferred Stock.

As a result of these debt prepayments and refinancings, we reduced our total long-term debt balance (including the current portion) from $1,302.9 million as of December 31, 2003 to $1,067.0 million as of December 31, 2005. We also reduced our interest expense from $151.1 million for the year ended December 31, 2003 to $61.5 million for the year ended December 31, 2005. We also eliminated an 8% dividend on our preferred stock that totaled $9.2 million in 2005.

The details of each of these financing events are outlined below.

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

In connection with the offering of the first-lien senior secured notes, we further amended our senior bank facilities to, among other things:

•	permit the issuance of the first-lien senior secured notes;

•	remove the requirement that we maintain certain minimum interest expense coverage ratios and the requirement not to exceed certain maximum leverage ratios;

•	reduce to $140.0 million our minimum EBITDA requirement for any four consecutive fiscal quarters;

•	reduce our permitted capital expenditures to $100.0 million per year (subject to certain increases for improved financial performance and carryovers from prior periods);

•	permit the redemption of up to 35% of the senior secured first-lien notes out of the net proceeds of equity offerings; and

•	convert $62.5 million of the outstanding loans under our revolving credit facility into a new tranche of term loans.

We used $180.9 million of net cash proceeds from the sale of the notes to prepay a portion of our senior bank facilities, $25.0 million of which was used to repay borrowings under our revolving credit facility and permanently reduce the commitments thereunder to such amount. In connection with this refinancing, we wrote off $3.5 million of debt issuance costs.

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

In connection with the offering, we amended our senior bank facilities to, among other things:

•	provide us with additional tranche D term loans under our senior bank facilities aggregating $100.0 million, the entire amount of which was borrowed simultaneously with the completion of offering;

•	permit us to apply the net proceeds from equity offerings by us or any of our subsidiaries (including the equity offering described above) and borrowings under the additional tranche D term loans to prepay scheduled principal installments of all term loan borrowings outstanding under our senior bank facilities in chronological order;

•	reduce from 75% to 50% the percentage of net proceeds from future equity offerings by us or any of our subsidiaries that are required to be applied to prepay term loan borrowings outstanding under our senior bank facilities; and

•	provide us with a new $25.0 million revolving facility that has a maturity date of August 4, 2006, that provides for the issuance of letters of credit in currencies other than U.S. dollars that are to be specified and that, in all other respects, has terms substantially similar to those of our then existing revolving facility.

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

November 2003 Extension of Chinese Bank Loan

In November 2003, we exercised our ability to extend the maturity of our $20.0 million loan facility with a Chinese bank for three years under the same terms and conditions thereby extending scheduled principal payments to $10.5 million due in the fourth quarter of 2006 and $9.5 million due in the first quarter of 2007. In March 2004, we amended the renewal provisions in the loan agreement to provide for three unconditional one-year renewal terms at our option.

December 2003 Chinese Bank Loan

In December 2003, we prepaid approximately $48.0 million of the tranche E term loans under our senior bank facilities with the proceeds from a new loan provided to our joint venture in Leshan, China by the China Construction Bank. The original loan facility was comprised of two $24 million tranches. The first tranche has a 10-year term with scheduled principal payments through December 2013; the second tranche has a three-year term with a balloon payment due December 2006, which is extendible for an additional three years under certain circumstances. Each tranche bears interest at a rate of LIBOR plus 1.5% per annum, payable semiannually as compared to the then existing rate of LIBOR plus 3.25% under our senior bank facilities.

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, Texas Pacific Group, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $227.9 million after deducting the underwriters’ discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.2 million and $0.3 million of bank amendment fees that were paid as of December 31, 2004. We used a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first-lien senior secured notes and $105.0 million outstanding principal amount of our second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We used the remaining net proceeds for general corporate purposes. In connection with this redemption, we wrote off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by TPG.

In connection with the offering, we amended our senior bank facilities to, among other things:

•	waive the requirement under the credit agreement relating to our senior bank facilities that 50% of the net proceeds of such offering be used to prepay loans under the facilities;

•	permit sale and leaseback transactions involving real or personal property with an aggregate fair value of up to $15 million (and permit the asset sales in connection therewith) and provide that net proceeds from asset sales in connection with such transactions will not be required to be used to prepay loans under the senior bank facilities; and

•	permit us to purchase, redeem or retire a portion of our first-lien senior secured notes due 2010, second-lien senior secured notes due 2008 and senior subordinated notes due 2009 with the proceeds of such offering within 270 days after its completion so long as no default or event of default exists under the credit agreement after giving effect to such purchases, redemptions or retirements; such purchases, redemptions or retirements comply with the indentures governing such notes; and we immediately cancel any such notes that are purchased, redeemed or retired.

April 2004 Offer to Repurchase Senior Subordinated Notes and Issuance of Zero Coupon Convertible Senior Subordinated Notes

In April 2004, we commenced a cash tender offer for all of our outstanding 12% Senior Subordinated Notes due 2009. We redeemed $260.0 million outstanding principal amount of our senior subordinated notes on October 1, 2004 and incurred costs of $22.9 million resulting from tender offer fees, consent fees, redemption premiums, dealer manager fees and legal fees. In order to finance the cash tender offer, we issued $260.0 million of zero coupon convertible senior subordinated notes due 2024 and used cash on hand. We received net proceeds of approximately $251.2 million from the sale of the notes after deducting discounts and commissions and estimated offering expenses of $8.8 million, which we capitalized as debt issuance costs and are amortizing using the effective interest method through the first put date of April 15, 2010. The notes do not bear cash interest, nor does the principal amount accrete. The effective interest rate of the notes resulting from the amortization of debt issuance costs is 0.58%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

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

April 2004 Amendment to Senior Bank Facilities and Loan Repricing

On April 22, 2004 we refinanced $320.5 million of loans under our senior bank facilities. We replaced our tranche E term loan facility with a new tranche F term loan facility, which bore interest at a base rate plus a margin that is 0.50% per annum lower than the comparable margin borne by the tranche E term loan facility. Principal repayments of the new tranche F term loan facility were to be due throughout 2008 and 2009, provided that, if we had not redeemed or repurchased our second-lien senior secured notes in full on or prior to November 15, 2007, the tranche F term loan facility would mature on November 15, 2007. Additionally, in connection with this repricing, the senior bank facilities were amended to, among other things:

•	permit us to use for general corporate purposes up to $30 million of the proceeds from the sale of the East Greenwich manufacturing facility;

•	subject to certain restrictions, permit us to apply the net proceeds of certain equity or debt issuances to be used to purchase, redeem or retire any of the first-lien senior secured notes, second-lien senior secured notes or junior subordinated note;

•	amend the definition of consolidated EBITDA in the credit agreement relating to the senior credit facilities to permit the add-back of premiums associated with the redemption, repayment or repurchase of securities; and

•	replace the existing revolving credit facility with a new facility that bore interest at a rate that was 0.50% per annum lower than the rate borne by the then existing revolving facility.

December 2004 Amendment to Senior Bank Facilities and Repurchase of Senior Secured Notes

In December 2004, we refinanced the term loan portion of our senior bank facilities and increased our total borrowings under these facilities to $645.5 million. We replaced $320.5 million of the tranche F term loan facility with $645.5 million of a tranche G term loan facility with terms, other than the interest rate and principal balance, that are largely identical to those of the tranche F term loan facility. Proceeds from the tranche G term loan facility were used to acquire $130.0 million principal outstanding of our first-lien senior secured notes due 2010 and $195.0 million principal outstanding of our second-lien senior secured notes due 2008. Principal payments under the tranche G term loan facility are paid quarterly at an annualized rate of 1% of the original principal balance, with the remaining principal due at maturity. The term loan portion of our credit facility expires December 15, 2009, however if the first date on which holders of at least $210.0 million in aggregate principal amount of our zero coupon convertible senior subordinated notes due 2024 is extended (currently April 15, 2010), the term loan will mature on the date which is six months prior to the first date on which holders may exercise such “put” rights. In no event can the maturity date of the term loan be extended beyond December 15, 2011. We also increased the interest rate on our term loans by 0.25% per annum. Costs incurred in connection with this refinancing totaled $2.4 million, of which $1.9 million were expensed as incurred while the remaining $0.5 million of such costs were capitalized and are being amortized using the effective interest method.

As discussed above, in December 2004 we used proceeds from the refinancing of our senior bank facilities to repurchase and retire all of our outstanding first-lien senior secured notes (at a redemption price of 123.5% of the principal amount of the notes that were redeemed) and second-lien senior secured notes (at a redemption price of 118.8%). Also in connection with this debt repurchase, we wrote off $8.7 million of unamortized debt discounts, $10.9 million of debt issuance costs and expensed $0.2 million of third-party expenses in connection therewith.

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

November 2005 Conversion of Redeemable Preferred Stock

On November 10, 2005, we entered into a Conversion and Termination Agreement with an affiliate of TPG to convert our outstanding convertible redeemable preferred stock held by such affiliate, with a book value of $138.7 million and $131.1 million as of September 30, 2005 and December 31, 2004, respectively, into 49,364,080 shares of our common stock. We issued an additional 3,949,126 shares of common stock to the TPG affiliate to induce the conversion of the preferred stock. Following the conversion, none of the authorized shares of the preferred stock remained outstanding. In connection with the conversion and inducement, we recognized a $20.4 million charge that reduced net income applicable to common stock for a deemed dividend from the issuance of inducement shares issued upon conversion.

December 2005 Repayment of 10% Junior Subordinated Notes and Issuance of 1.875% Convertible Senior Subordinated Notes

As part of the recapitalization, Semiconductor Components Industries, LLC, our primary domestic operating subsidiary, issued a $91.0 million junior subordinated note due 2011. During periods it was outstanding, the note bore interest at an annual rate of 10.0%, compounded semi-annually and payable at maturity. The note was junior in right of payment to all senior debt. In November 2005, we repaid $66.4 million of the junior subordinated note with cash on hand, which reduced the outstanding principal amount to approximately $91.0 million.

In order to finance the repayment of the remaining principal amount of the junior subordinated note, in December 2005 we issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. We received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing and future subsidiaries.

The notes are convertible by holders into cash and shares of our common stock at a conversion rate of 142.8571 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $7.00 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to our right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2012.

The notes will mature on December 15, 2025. Beginning December 20, 2012, we may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2012, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Holders may require us to repurchase the notes for cash on December 15 of 2012, 2015 and 2020 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest to but excluding the repurchase date. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest to but excluding, the repurchase date.

The notes are our unsecured obligations, will be subordinated in right of payment to all of our existing and future senior indebtedness, will rank pari passu in right of payment with all of our existing and future senior subordinated indebtedness and will be senior in right of payment to all our existing and future subordinated obligations. The notes also will be effectively subordinated to any of our and our subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

January 2006 Amendment to Senior Bank Facilities

In January 2006, we refinanced the term loans under our senior bank facilities to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50%. The amended and restated credit agreement also provides for a step down provision that would further reduce the interest rate to LIBOR plus 2.25% if we maintain a specified credit rating and meet a specified leverage ratio test that would first apply based on the 2005 results.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2005 and 2004 (dollars in millions):

	December 31, 2005	December 31, 2004
	(in millions)
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.1875% and 5.5625%, respectively	$639.1	$645.5
Revolver	—	—

	639.1	645.5

Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0

1.875% Convertible Senior Subordinated Notes due 2025	95.0	—

10% Junior Subordinated Note paid in 2005	—	154.2

2.25% Note payable to Japanese bank due 2006 through 2010, interest payable semi-annually	15.4	21.1

Loan with a Chinese bank due 2006 through 2007, interest payable quarterly at 5.867% and 4.55%, respectively	14.0	20.0

Loan with a Chinese bank due 2006 through 2013 , interest payable semiannually at 6.167% and 4.25%, respectively	34.4	43.2
Capital lease obligations	9.1	7.8

	1,067.0	1,151.8
Less: Current maturities	(73.9)	(20.0)

	$993.1	$1,131.8

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

Semiconductor Components Industries, LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our senior bank facilities. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities. ON Semiconductor Corporation is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible senior subordinated notes due 2024 and our 1.875% convertible senior subordinated notes due 2025. Our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantee the senior bank facilities or the notes.

As of December 31, 2005, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024 and 1.875% convertible senior subordinated notes due 2025. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through December 31, 2006.

The credit agreement relating to our senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. Included in the current portion of long-term debt as of December 31, 2005 was approximately $26.0 million, which is the amount expected to be payable during the first quarter of 2006 under this provision. We are currently discussing with our lenders an amendment of this provision that would require prepayment only at the election of individual lenders; depending on the outcome of those discussions, the amount we pay to our lenders during 2006 under this provision may be reduced.

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

In addition, our senior bank facilities require that we maintain or achieve a minimum consolidated adjusted EBITDA, as defined therein. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

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

Accounting Changes

Effective December 31, 2005 we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. As a result of the adoption of FIN 47, we recorded a $2.9 net charge for the cumulative effect of accounting change in 2005, and we recorded a $4.0 million liability for asset retirement obligations, included in other long-term liabilities on our consolidated balance sheet.

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

Inventories.    We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. Projected end user demand is generally based on sales during the prior 12 months. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material.

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2003, 2004 and 2005, no incremental domestic deferred tax benefits were recognized. As of December 31, 2005 and 2004, gross deferred tax assets were $675.4 million and $695.1 million, respectively, and the deferred tax asset valuation allowance was $669.2 million and $694.6 million, respectively. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Goodwill.    We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. To date, our goodwill has not been considered to be impaired based on the results of this first step.

Defined Benefit Plans.    We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. For example, as of December 31, 2005, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $2.8 million.

Convertible Redeemable Preferred Stock.    During the periods the convertible redeemable preferred stock was outstanding, we accounted for the difference between the carrying amount of the convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount would equal the redemption value at the earliest available redemption date. The periodic accretion amount changed as our stock price changed and as additional dividends accrued. Based on the average closing price of our common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for 2003 was $0.5 million. We also recognized an additional accretion charge of $1.8 million during the first quarter of 2004. However, due to declines in our stock price after the first quarter of 2004, the average closing price used in the accretion calculation at the end of each quarter was below the level that would result in accretion. The average closing price of our common stock over the last 30 trading days preceding December 31, 2004 was $4.215. Therefore, the previously recognized accretion charges began to be reversed on a straight-line basis through September 7, 2009, unless future increases to our stock price required further accretion. During 2004, previously recognized accretion charges of $0.3 million were reversed, resulting in net accretion charges of $1.5 million during 2004. On November 10, 2005, we entered into a Conversion and Termination Agreement with TPG to convert the preferred stock into 49,364,080 shares of our common stock. During 2005, previously recognized accretion charges of $1.0 million were reversed.

Asset Retirement Obligations.    We recognize asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. Our AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings.

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

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Based on our evaluation of FIN 47, we recorded a $2.9 net charge for the cumulative effect of accounting change upon adoption of FIN 47 in 2005, and recorded a $4.0 million liability for asset retirement obligations, included in other long-term liabilities on our consolidated balance sheet. See Note 4: Accounting Changes for further discussion.

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FASB Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, SFAS No. 123R will become applicable to us beginning January 1, 2006. We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of 2006. In 2005, we began using a lattice model to calculate the fair value of options granted, which will be used to determine stock compensation expense upon adoption of SFAS No. 123R (see Note 3: Significant Accounting Policies for further discussion). The adoption of SFAS No. 123R’s fair value method will have an estimated impact of a $2.0 million reduction to net income in the first quarter of 2006 and will have no impact on our overall financial position. See Note 11: Stock Options for further discussion. Due to the volatility of the price of our common stock and the uncertainty of future option grants to employees, we are unable to estimate this expense for periods subsequent to the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). The guidance in Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires the retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal periods beginning after December 15, 2005. Our adoption of the provisions of SFAS No. 154 is not expected to impact our financial condition or results of operations.

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

At December 31, 2005, our long-term debt (including current maturities) totaled $1,067.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $379.5 million. We do have interest rate exposure with respect to the $687.5 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps to reduce this exposure. As of December 31, 2005, we had interest rate swaps covering $320 million of our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.8 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Item 8.    Financial Statements and Supplementary Data

Our consolidated Financial Statements of the Company listed in the index appearing under Part IV, Item 15(a)(1) of this report and the Financial Statement Schedule listed in the index appearing under Part IV, Item 15(a)(2) of this report are filed as part of this report and are incorporated herein by reference in this Item 8.

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

Change in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.    Other Information

On November 10, 2005, we entered into a Conversion and Termination Agreement with TPG ON Holdings LLC, a Delaware limited liability company (“TPG ON”), an affiliate of TPG, our largest stockholder, to convert the preferred stock owned by TPG as provided for under the Certificate of Designations of Series A Cumulative Convertible Preferred Stock, as amended on June 15, 2004 (“Certificate of Designations”). Following such early conversion of TPG ON’s preferred stock into our common stock, none of the authorized shares of our preferred stock remained outstanding. On February 17, 2006, our Board of Directors resolved, pursuant to Delaware General Corporation Law Section 151(g), that no series or class of the preferred stock will be issued under the Certificate of Designation and authorized the filing of a certificate of elimination for the Certificate of Designation with the Secretary of State of the State of Delaware. Upon the filing of this certificate of elimination, the former TPG ON shares of preferred stock became authorized but unissued and may be reissued as part of another series.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions, “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” and “Section 16(a) Reporting Compliance” in our Proxy Statement for our May 17, 2006 Annual Meeting of Stockholders. Certain additional information concerning our executive officers as of February 10, 2006 is set forth below.

Name	Age	Position
Keith D. Jackson	50	President and Chief Executive Officer*
William Bradford	42	Senior Vice President, Sales and Marketing*
Donald Colvin	52	Senior Vice President, Chief Financial Officer and Treasurer*
William George	63	Senior Vice President, Operations*
George H. Cave	48	Senior Vice President, General Counsel, Chief Compliance & Ethics Officer and Secretary*
Peter Green	54	Senior Vice President, Integrated Power Group*

*	Executive Officers of both ON Semiconductor and Semiconductor Components Industries, LLC (“SCI, LLC”).

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

William George.    Dr. George has served as Senior Vice President of Operations for ON Semiconductor and SCI, LLC since August 1999. He served as Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Components Group from June 1997 until he assumed his current position. Prior to that time, Dr. George held several executive and management positions at Motorola, including Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Products Sector. From 1991 to 1994, he

served as Executive Vice President and Chief Operating Officer of Sematech, a consortium of leading semiconductor companies. He joined Motorola in 1968. From October 2005 to the present, Dr. George served on the Board of Directors of Silicon Image, Inc. From August 2005 to the present, Dr. George has also served on the Board of Directors of Ramtron International Corporation. From October 2003 until December 2004, Dr. George served as a Director of the Supervisory Board of Metron Technology N.V.

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

Effective January 3, 2006, Larry Sims left ON Semiconductor and resigned all of his positions with ON Semiconductor and SCI, LLC. Previous to leaving, Mr. Sims had been the Senior Vice President of the Analog Products Group for ON Semiconductor and SCI, LLC.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption “The Board of Directors and Corporate Governance — Code of Business Conduct” in our Proxy Statement for our May 17, 2006 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions, “The Board of Directors and Corporate Governance — Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Performance Graph — Stock Price Performance,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our May 17, 2006 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions “Principal Stockholders” and “Share Ownership of Directors and Officers” in our Proxy Statement for our May 17, 2006 Annual Meeting of Stockholders.

Information concerning equity compensation plans is incorporated by reference from the text under the caption “Equity Compensation Plan Table” in our Proxy Statement for our May 17, 2006 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions, “Compensation of Executive Officers” and “Relationships and Related Transactions” in our Proxy Statement for our May 17, 2006 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals — Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Related Fees” in our Proxy Statement for our May 17, 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

(2) Consolidated Financial Statement Schedule:

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	148

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3) Exhibit Index:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

3.1(a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002 (incorporated by reference from Exhibit 3.1(a) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

3.1(b)	Certificate of Elimination of ON Semiconductor Corporation relating to the Certificate of Designations with respect to the Series A Cumulative Convertible Preferred Stock(1)

Exhibit No.	Exhibit Description
3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.2 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005(1)

4.4	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.5	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SMG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

Exhibit No.	Exhibit Description
4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between the ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.12	Conversion and Termination Agreement dated November 10, 2005, by and between ON Semiconductor Corporation and TPG ON Holdings LLC, to convert the Company’s Series A Cumulative Preferred Stock owned by TPG into approximately 49 million shares of common stock (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on November 15, 2005)

10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No.1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent(1)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.	Exhibit Description
10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.10(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(d)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(f)	Performance Based Stock Option Agreement (Peter Green) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(g)	Performance Based Stock Option Agreement (Larry Sims) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.4 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(h)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(i)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

Exhibit No.	Exhibit Description
10.11	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.12	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.13	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.14(a)	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $20 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14(b)	Letter for Loan Extension Application for a loan in an amount up to $20 million, dated November 5, 2003, from Leshan-Phoenix Semiconductor Co. Ltd. to ICBC, Leshan City Branch (incorporated by reference from Exhibit 10.32(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

10.14(c)	Loans Renewal Agreement between Leshan Phoenix Semiconductor Co. Ltd. and Industrial and Commercial Bank of China, Leshan City Branch for a loan in an amount up to $20 million, dated March 5, 2004 Branch (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

10.14(d)	Supplemental Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China dated July 14, 2005, amending and supplementing a related Loan Facility Agreement dated November 17, 2000 (incorporated by reference from Exhibit 10.3 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)

10.15(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.16(a)	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.16(b)	Amendment No. 1 to Employment Agreement for William Bradford, executed on March 20, 2003, by and between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.39(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.17	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on November 5, 2004 between SCG (China) Holding Corporation and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.27 of Fourth Quarter 2004 Form 10-K filed with the Commission on March 31, 2005)

10.18(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

Exhibit No.	Exhibit Description
10.18(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.18(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003(1)(2)

10.18(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)(2)

10.18(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 in the Corporation’s Form 8-K filed with the Commission on February 17, 2006)(2)

10.19(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.19(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.20(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.20(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.21	Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.56 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.22	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on May 27, 2005)(2)

10.23	Letter Agreement relating to the employment of Peter Zdebel, dated as of March 31, 2003, by and between Semiconductor Components Industries, LLC and Peter Zdebel (incorporated by reference from Exhibit 10.58 to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

Exhibit No.	Exhibit Description
10.24	Amendment and Restatement Agreement, dated as of February 6, 2006 among ON Semiconductor Corporation (“Holdings”), Semiconductor Components Industries, LLC (“Borrower”), the lendors party hereto, and JPMorgan Chase Bank, N.A. as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of December 23, 2004 and as amended as of November 4, 2005, among Holdings, the Borrower, the lenders party thereto, and the administrative agent(1)

10.25	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of February 6, 2006, among ON Semiconductor Corporation, Semiconductor Component Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank, N.A. as administrative agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.24 hereto)(1)

10.26	Reaffirmation Agreement, dated as of February 6, 2006 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, N.A. as administrative agent, issuing bank and collateral agent for the benefit of the lenders(1)

10.27(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.27(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)

10.27(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.27(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.28	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on May 27, 2005)(2)

14	ON Semiconductor Corporation Code of Business Conduct effective as of September 19, 2005 (incorporated by reference from Exhibit 14 to the Corporation’s Form 8-K filed with the Commission on September 20, 2005)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

Exhibit No.	Exhibit Description
31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2006

ON SEMICONDUCTOR CORPORATION (Registrant)

By:	/s/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2006

/s/ DONALD COLVIN Donald Colvin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2006

* J. Daniel McCranie	Chairman of the Board of Directors	February 22, 2006

* Richard W. Boyce	Director	February 22, 2006

* Kevin Burns	Director	February 22, 2006

* Justin T. Chang	Director	February 22, 2006

* Curtis Crawford	Director	February 22, 2006

* Jerome N. Gregoire	Director	February 22, 2006

* Emmanuel T. Hernandez	Director	February 22, 2006

* John W. Marren	Director	February 22, 2006

* Robert H. Smith	Director	February 22, 2006

*By:	/s/ DONALD COLVIN Donald Colvin	Attorney in Fact	February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of ON Semiconductor Corporation:

We have completed integrated audits of ON Semiconductor Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligation effective January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 22, 2006

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$233.3	$105.7
Short-term investments	—	80.0
Receivables, net	160.2	131.5
Inventories, net	169.5	193.4
Other current assets	29.9	23.6
Deferred income taxes	7.4	2.8

Total current assets	600.3	537.0
Property, plant and equipment, net	438.5	472.0
Goodwill	77.3	77.3
Other assets	32.4	23.8

Total assets	$1,148.5	$1,110.1

Liabilities, Minority Interests, Redeemable Preferred Stock and Stockholders’ Deficit
Accounts payable	$137.3	$104.4
Accrued expenses	83.9	100.4
Income taxes payable	5.5	2.4
Accrued interest	0.6	1.2
Deferred income on sales to distributors	97.1	96.7
Current portion of long-term debt	73.9	20.0

Total current liabilities	398.3	325.1
Long-term debt	993.1	1,131.8
Other long-term liabilities	31.4	32.2
Deferred income taxes	1.2	2.3

Total liabilities	1,424.0	1,491.4

Commitments and contingencies (See Note 15)

Minority interests in consolidated subsidiaries	24.8	25.4

Series A cumulative, convertible, redeemable preferred stock ($0.01 par value 10,000 shares authorized, 0 and 10,000 shares issued and outstanding; 8% annual dividend rate; redemption value — $0 and $131.7) (See Note 9)	—	131.1

Common stock ($0.01 par value, 500,000,000 shares authorized, 310,637,499 and 254,790,578 shares issued and outstanding)	3.1	2.5
Additional paid-in capital	1,252.7	1,116.0
Accumulated other comprehensive income	0.7	1.1
Accumulated deficit	(1,556.8)	(1,657.4)

Total stockholders’ deficit	(300.3)	(537.8)

Total liabilities, minority interests, redeemable preferred stock and stockholders’ deficit	$1,148.5	$1,110.1

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$1,260.6	$1,266.9	$1,069.1
Cost of revenues	842.1	857.0	768.4

Gross profit	418.5	409.9	300.7

Operating expenses:
Research and development	93.7	94.4	85.5
Selling and marketing	79.3	73.8	63.0
General and administrative	74.6	72.2	69.2
Amortization of goodwill and intangibles	—	—	5.9
Restructuring, asset impairments and other, net	3.3	19.6	61.2

Total operating expenses	250.9	260.0	284.8

Operating income	167.6	149.9	15.9

Other income (expenses), net:
Interest expense	(61.5)	(101.2)	(151.1)
Interest income	5.5	2.2	2.0
Other	(3.0)	(4.2)	4.6
Loss on debt prepayment	—	(159.7)	(7.7)

Other income (expenses), net	(59.0)	(262.9)	(152.2)

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	108.6	(113.0)	(136.3)
Income tax provision	(1.5)	(7.4)	(7.7)
Minority interests	(3.6)	(3.3)	(1.2)

Income (loss) before cumulative effect of accounting change	103.5	(123.7)	(145.2)
Cumulative effect of accounting change (net of income taxes of $0.3 million in 2005 and $0 in 2003)	(2.9)	—	(21.5)

Net income (loss)	100.6	(123.7)	(166.7)
Less: Accretion to redemption value of convertible redeemable preferred stock	1.0	(1.5)	(0.5)
Less: Convertible redeemable preferred stock dividends	(9.2)	(9.9)	(9.2)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock	(20.4)	—	—
Less: Allocation of undistributed earnings to preferred shareholders	(9.7)	—	—

Net income (loss) applicable to common stock	$62.3	$(135.1)	$(176.4)

Income (loss) per common share:
Basic:
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.25	$(0.55)	$(0.83)
Cumulative effect of accounting change	(0.01)	—	(0.11)

Net income (loss) applicable to common stock	$0.24	$(0.55)	$(0.94)

Diluted:
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.22	$(0.55)	$(0.83)
Cumulative effect of accounting change	(0.01)	—	(0.11)

Net income (loss) applicable to common stock	$0.21	$(0.55)	$(0.94)

Weighted average common shares outstanding:
Basic	263.3	247.8	187.4

Diluted	296.8	247.8	187.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common Stock		Additional Paid - In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	At Par Value
Balances at December 31, 2002	176,439,900	$1.8	$737.4	$(34.3)	$(1,367.0)	$(662.1)
Issuance of common stock, net of issuance costs	36,996,000	0.4	156.4	—	—	156.8
Stock option exercises	1,924,030	—	4.2	—	—	4.2
Tax benefit of stock option exercises	—	—	0.3	—	—	0.3
Stock compensation expense	—	—	0.1	—	—	0.1
Redeemable preferred stock dividends	—	—	(9.2)	—	—	(9.2)
Accrretion to redemption value of convertible redeemable preferred stock	—	—	(0.5)	—	—	(0.5)
Shares issued under the employee stock purchase plan	689,963	—	1.2	—	—	1.2
Warrant exercises	1,250,000	—	1.4	—	—	1.4
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(166.7)	(166.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	3.7	—	3.7
Additional minimum pension liability adjustment	—	—	—	19.6	—	19.6
Unrealized losses on deferred compensation plan investments	—	—	—	(0.2)	—	(0.2)
Effects of cash flow hedges	—	—	—	6.8	—	6.8

Other comprehensive income (loss), net of tax:	—	—	—	29.9	—	29.9

Comprehensive loss	—	—	—	—	—	(136.8)

Balances at December 31, 2003	217,299,893	2.2	891.3	(4.4)	(1,533.7)	(644.6)
Issuance of common stock, net of issuance costs	34,368,936	0.3	228.1	—	—	228.4
Stock option exercises	2,576,911	—	5.9	—	—	5.9
Stock compensation expense	—	—	0.2	—	—	0.2
Redeemable preferred stock dividends	—	—	(9.9)	—	—	(9.9)
Accretion to redemption value of convertible redeemable preferred stock	—	—	(1.5)	—	—	(1.5)
Shares issued under the employee stock purchase plan	544,838	—	1.9	—	—	1.9
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(123.7)	(123.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	0.5	—	0.5
Unrealized losses on deferred compensation plan investments	—	—	—	0.2	—	0.2
Effects of cash flow hedges	—	—	—	4.8	—	4.8

Other comprehensive income (loss), net of tax:	—	—	—	5.5	—	5.5

Comprehensive loss	—	—	—	—	—	(118.2)

Balances at December 31, 2004	254,790,578	2.5	1,116.0	1.1	(1,657.4)	(537.8)
Issuance of shares from conversion of preferred stock	49,364,080	0.5	138.7			139.2
Issuance of shares for inducement of preferred stock conversion, net of issuance costs	3,949,126	0.1	20.1	—	—	20.2
Deemed dividend from induced conversion of preferred stock	—	—	(20.4)	—	—	(20.4)
Stock option exercises	2,055,270	—	4.5	—	—	4.5
Redeemable preferred stock dividends	—	—	(9.2)	—	—	(9.2)
Accretion to redemption value of convertible redeemable preferred stock	—	—	1.0	—	—	1.0
Shares issued under the employee stock purchase plan	478,445	—	1.8	—	—	1.8
Other	—	—	0.2	—	—	0.2
Comprehensive income, net of tax:
Net income	—	—	—	—	100.6	100.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(4.7)	—	(4.7)
Unrealized losses on deferred compensation plan investments	—	—	—	0.5	—	0.5
Effects of cash flow hedges	—	—	—	3.8	—	3.8

Other comprehensive income (loss), net of tax:	—	—	—	(0.4)	—	(0.4)

Comprehensive income	—	—	—		—	100.2

Balances at December 31, 2005	310,637,499	$3.1	$1,252.7	$0.7	$(1,556.8)	$(300.3)

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$100.6	$(123.7)	$(166.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99.0	102.1	127.8
Cumulative effect of accounting change	3.2	—	21.5
(Gain) loss on sale and disposal of fixed assets	0.8	12.8	(2.8)
Non-cash portion of loss on debt prepayment	—	45.7	6.1
Amortization of debt issuance costs and debt discount	1.7	7.3	8.7
Provision for excess inventories	13.2	11.1	13.0
Non-cash impairment of property, plant and equipment	—	3.3	30.7
Non-cash impairment of intangible and other assets	—	—	25.1
Non-cash interest on junior subordinated note payable	9.1	14.3	13.0
Deferred income taxes	(5.7)	3.5	0.3
Stock compensation expense	—	0.2	0.1
Other	5.1	3.4	3.4
Changes in assets and liabilities:
Receivables	(35.4)	4.8	(20.8)
Inventories	10.6	(32.9)	(21.0)
Other assets	(6.2)	2.2	5.2
Accounts payable	11.6	(11.1)	41.3
Accrued expenses	(13.4)	(1.0)	(14.8)
Income taxes payable	3.2	0.7	(0.1)
Accrued interest	(0.6)	(24.1)	(18.3)
Deferred income on sales to distributors	0.4	30.5	(4.6)
Other long-term liabilities	(4.1)	(10.7)	(1.4)

Net cash provided by operating activities	193.1	38.4	45.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(46.1)	(81.8)	(59.8)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	(1.7)	6.4	(6.8)
Purchases of held-to-maturity securities	(2.1)	(40.8)	—
Purchases of available-for-sale securities	(16.1)	(261.9)	—
Proceeds from sales of held-to-maturity securities	35.3	8.8	—
Proceeds from sales of available-for-sale securities	63.9	214.3	—
Proceeds from sales of property, plant and equipment	2.2	4.4	13.2
Other	(0.6)	—	(1.8)

Net cash provided by (used in) investing activities	34.8	(150.6)	(55.2)

Cash flows from financing activities:
Proceeds from debt issuance, net of discount of $9.1 million in 2003	95.0	905.5	338.4
Proceeds from issuance of common stock under the employee stock purchase plan	1.8	1.9	1.2
Proceeds from exercise of stock options and warrants	4.5	5.9	5.6
Dividend to minority shareholder of consolidated subsidiary	(4.2)	(4.2)	—
Proceeds from issuance of common stock, net of issuance costs	—	228.2	157.2
Payment of costs to issue common stock	(0.3)	—	—
Payment of capital lease obligation	(4.9)	(6.2)	(0.2)
Payment of debt issuance and amendment costs	(3.4)	(11.0)	(15.3)
Repayment of long-term debt	(188.1)	(1,088.7)	(482.5)

Net cash provided by (used in) financing activities	(99.6)	31.4	4.4

Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.1)	1.3

Net increase (decrease) in cash and cash equivalents	127.6	(80.9)	(3.8)
Cash and cash equivalents, beginning of period	105.7	186.6	190.4

Cash and cash equivalents, end of period	$233.3	$105.7	$186.6

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

Note 2:    Liquidity

During the year ended December 31, 2005, the Company had net income of $100.6 million compared to net losses of $123.7 million and $166.7 million in 2004 and 2003, respectively. The Company’s 2005, 2004 and 2003 net results included restructuring, asset impairments and other, net of $3.3 million, $19.6 million, and $61.2 million, respectively, and loss on debt prepayment of $159.7 million, and $7.7 million in 2004 and 2003, respectively, as well as interest expense of $61.5 million, $101.2 million, and $151.1 million in 2005, 2004 and 2003, respectively. The Company’s operating activities provided cash of $193.1 million in 2005, $38.4 million in 2004 and $45.7 million in 2003.

At December 31, 2005, the Company had $233.3 million in cash and cash equivalents, net working capital of $202.0 million, term or revolving debt of $1,067.0 million and a stockholders’ deficit of $300.3 million. The Company’s long-term debt includes $639.1 million under its senior bank facilities; $260.0 million of zero coupon convertible senior subordinated notes due 2024; $95.0 million under a 1.875% senior subordinated note due 2025; $34.4 million under a loan facility with a Chinese bank due 2006 through 2013; $15.4 million under a note payable to a Japanese bank due 2006 through 2010; $14.0 million under a loan facility with a Chinese bank due 2006 through 2007; and $9.1 million under capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements at December 31, 2005 and expects to remain in compliance over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with the existing cash and cash equivalents balance will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2006. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

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

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments-held-to-maturity
Municipal bonds	$1.0	$—	$—	$1.0
Corporate bonds	11.8	—	—	11.8
U.S. Government agencies	19.6	—	(0.1)	19.5

	32.4	—	(0.1)	32.3
Short-term investments-available-for-sale
Auction-rate preferred securities	47.6	—	—	47.6

	$80.0	$—	$(0.1)	$79.9

Allowance for Doubtful Accounts

In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company maintains an allowance for doubtful accounts for possible losses on uncollectible accounts receivable. The Company routinely analyzes accounts receivable and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. For uncollectible accounts receivable the Company records a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management’s approval. Generally, realized losses have been within the range of management’s expectations.

Approximately 19% of the Company’s total revenues are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the year ended December 31, 2005, the Company’s revenues from Delphi accounted for less than 3% of its total annual revenues and approximately $5.4 million of its receivables due from Delphi as of December 31, 2005 are subject to collection pending resolution of the reorganization proceedings.

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

The Company plans to sell approximately 42 acres of land and three buildings located at its corporate headquarters in Phoenix, Arizona, as well as one of its two buildings at its East Greenwich, Rhode Island facility. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility. The remaining building in Rhode Island will continue as a research and development facility. The property and buildings are currently being marketed for sale with a list price of between $24 million and $27 million. The net book value of the land and buildings of $3.0 million has been classified as held for sale and included in other current assets as of December 31, 2005.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

expense (see Note 7 “Long-Term Debt” Loss on Debt Prepayment). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $11.4 million and $8.9 million at December 31, 2005 and 2004, respectively.

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

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for 2005, 2004, and 2003 would have been adjusted to the pro forma amounts indicated below (in millions except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$100.6	$(123.7)	$(166.7)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	0.2	0.1
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (1)	(20.8)	(17.9)	(15.1)

Pro-forma net income (loss)	79.8	(141.4)	(181.7)
Less: Accretion to redemption value of convertible redeemable preferred stock	1.0	(1.5)	(0.5)
Less: Convertible redeemable preferred stock dividends	(9.2)	(9.9)	(9.2)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock	(20.4)	—	—
Less: Allocation of undistributed earnings to preferred shareholders	(6.9)	—	—

Net income (loss) applicable to common stock	$44.3	$(152.8)	$(191.4)

(1)	Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects for the year ended December 31, 2005 includes the impact from the November 16, 2005 acceleration of vesting of certain stock options. See “Note 11: Stock Options” Acceleration of Stock Options for further discussion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,
	2005	2004	2003
Income (loss) per share:
Basic — as reported	$0.24	$(0.55)	$(0.94)
Basic — pro-forma	$0.17	$(0.62)	$(1.02)
Diluted — as reported	$0.21	$(0.55)	$(0.94)
Diluted — pro-forma	$0.15	$(0.62)	$(1.02)

The fair value of option grants during the respective period has been estimated at the date of grant while the fair value of the discount on the shares sold under the ON Semiconductor 2000 Employee Stock Purchase Plan has been estimated at the beginning of the respective offering periods.

The fair value of each option grant in 2005 has been calculated using a lattice model. In past years, the Company has used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice model uses: 1) an implied volatility curve derived using a regression analysis instead of a single volatility assumption as used in the Black-Scholes model; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant. The weighted-average Black-Scholes equivalent assumptions for the year ended December 31, 2005, and the weighted average actual assumptions for the years ended December 31, 2004 and 2003, are detailed below:

Employee Stock Options	2005	2004	2003
Expected life (in years)	3.81	5.00	5.00
Risk-free interest rate	3.68%	3.29%	3.07%
Volatility	0.59	0.70	0.78

The fair value of the discount on Employee Stock Purchase Plan shares issued in 2005 has been calculated using the Black-Scholes option-pricing model with the weighted-average assumptions detailed below:

Employee Stock Purchase Plan	2005	2004	2003
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	2.94%	1.27%	1.07%
Volatility	0.56	0.65	0.83

The weighted-average estimated fair value of employee stock options granted during 2005, 2004 and 2003 was $2.25, $3.88 and $1.50 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the 2000 Employee Stock Purchase Plan during 2005, 2004 and 2003 was $1.11, $1.32 and $0.62, respectively. See “Recent Accounting Pronouncements,” below for further discussion on stock-based employee compensation.

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

The Company did not utilize the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004.

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

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity deficit.

Defined Benefit Plans

The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. As described in Note 4, “Accounting Changes,” the Company changed its method of accounting for net unrecognized actuarial gains or losses relating to its defined benefit pension obligations effective January 1, 2003.

Convertible Redeemable Preferred Stock

On November 10, 2005, the Company entered into a Conversion and Termination Agreement with TPG to convert the Series A Cumulative Convertible Redeemable Preferred Stock into 49.4 million shares of its common stock (see Note 9: Redeemable Preferred Stock for further discussion). During the periods the convertible redeemable preferred stock was outstanding, the Company accounted for the difference between the carrying amount of its convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount would equal the redemption value at the earliest available redemption date. The periodic accretion amount changed as the Company’s stock price changed and as additional dividends accrued. Based on the average closing price of the Company’s common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for 2003 was $0.5 million. The Company also recognized an additional accretion charge of $1.8 million during the first quarter of 2004. However, due to declines in the Company’s stock price after the first quarter of 2004, the average closing price used in the accretion calculation at the end of each quarter was below the level that would result in accretion. The average closing price of the Company’s common stock over the last 30 trading days preceding December 31, 2004 was $4.215. Therefore, the previously recognized accretion charges began to be

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

reversed on a straight-line basis through September 7, 2009, unless future increases to the Company’s stock price required further accretion. During 2004, previously recognized accretion charges of $0.3 million were reversed, resulting in net accretion charges of $1.5 million during 2004. During 2005, previously recognized accretion charges of $1.0 million were reversed as a result of the conversion.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (AROs) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of December 31, 2005 was 6.1%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47 in 2005. See Recent Accounting Pronouncements below for further discussion of FIN 47.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and shall be applied prospectively. The Company adopted the provisions of SFAS No. 151 during the quarter ended September 30, 2005. The Company’s adoption of SFAS No. 151 resulted in no impact to the Company’s financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Based on the Company’s evaluation of FIN 47, the Company recorded a $2.9 million charge for the cumulative effect of accounting change (net of taxes of $0.3 million) upon adoption of FIN 47 in 2005, and recorded a $4.0 million liability for asset retirement obligations, included in other long-term liabilities on the Company’s consolidated balance sheet. See Note 4: Accounting Changes for further discussion.

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FASB Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, SFAS No. 123R will become applicable to the Company beginning January 1, 2006. The Company plans to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of 2006. In 2005, the Company began using a lattice model to calculate the fair value of options granted, which will be used to determine stock compensation expense upon adoption of SFAS No. 123R. See Note 11: Stock Options for further discussion.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). The guidance in Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires the retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal periods beginning after December 15, 2005. The Company’s adoption of the provisions of SFAS No. 154 is not expected to impact its financial condition or results of operations.

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

Asset Retirement Obligations

Effective December 31, 2005, the Company adopted FIN 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

As a result of the adoption of FIN 47, the Company recorded a $2.9 million net charge for the cumulative effect of accounting change in 2005, and recorded a $4.0 million liability for asset retirement obligations, included in other long-term liabilities on the Company’s consolidated balance sheet. See Note 3: Significant Accounting Policies for further discussion.

The following table, with comparable actual amounts for the years ended December 31, 2004 and 2003, sets forth the pro forma effects on net loss, loss per share and other long-term liabilities assuming that the Company had adopted the provisions of FIN 47 as of January 1, 2003 (in millions, except per share data).

	Year Ended December 31,
	2004	2003
As reported:
Net loss before cumulative effect of accounting change	$(123.7)	$(145.2)
Net loss	$(123.7)	$(166.7)
Basic net loss before cumulative effect of accounting change per share	$(0.55)	$(0.83)
Basic net loss per share	$(0.55)	$(0.94)
Diluted net loss before cumulative effect of accounting change per share	$(0.55)	$(0.83)
Diluted net loss per share	$(0.55)	$(0.94)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,
	2004	2003
Pro forma amounts reflecting the accounting change applied retroactively:
Net loss before cumulative effect of accounting change	$(124.1)	$(145.6)
Net loss	$(124.1)	$(167.1)
Basic net loss per share before cumulative effect of accounting change	$(0.55)	$(0.83)
Basic net loss per share	$(0.55)	$(0.94)
Diluted net loss per share before cumulative effect of accounting change	$(0.55)	$(0.83)
Diluted net loss per share	$(0.55)	$(0.94)

	Year Ended December 31,
	2004	2003
Other long-term liabilities:
As reported	$32.2	$58.2
Pro forma amounts reflecting the accounting change applied retroactively	$35.7	$61.4

Note 5:    Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net is as follows (in millions):

	Reserve Balance at December 31, 2004	2005 Charges	2005 Usage	2005 Adjustments	Reserve Balance at December 31, 2005
June 2005
Cash employee separation charges	$—	$3.4	$(1.9)	$—	$1.5

March 2005
Cash employee separation charges	—	1.3	(1.0)	(0.3)	—
Cash exit costs	—	0.3	(0.3)	—	—
Gain on sale of fixed assets	—	(0.5)	0.5	—	—

	—				—

December 2004
Cash exit costs	1.7	—	(1.7)	—	—

December 2003
Cash employee separation charges	3.8	—	(2.5)	(0.9)	0.4
Cash exit costs	0.3	0.3	(0.5)	(0.1)	—

	4.1				0.4

December 2002
Cash employee separations charges	0.4	—	(0.1)	(0.1)	0.2

June 2002
Cash exit costs	2.5	—	(2.4)	(0.1)	—

March 2002
Cash employee separations charges	0.2	—	—	—	0.2

	$8.9	$4.8	$(9.9)	$(1.5)	$2.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31 2003	2004 Charges	2004 Usage	2004 Adjustments	Reserve Balance at December 31 2004
December 2004
Cash exit costs	$—	$1.9	$(0.2)	$—	$1.7

June 2004
Cash employee separation charges	—	1.5	(1.5)	—	—

March 2004
Cash employee separation charges	—	0.3	(0.3)	—	—
Cash exit costs	—	0.1	(0.1)	—	—
Loss on sale of fixed assets	—	12.0	(12.0)	—	—

	—				—

December 2003
Cash employee separation charges	5.2	1.8	(3.4)	0.2	3.8
Cash exit costs	0.4	0.5	(0.6)	—	0.3
Non-cash impairment of property, plant and equipment	—	3.3	(3.3)	—	—

	5.6				4.1

September 2003
Cash employee separation charges	0.5	—	(0.4)	(0.1)	—

December 2002
Cash employee separations charges	3.1	—	(1.5)	(1.2)	0.4
Cash exit costs	0.7	—	(0.1)	(0.6)	—

	3.8				0.4

June 2002
Cash exit costs	2.5	—	—	—	2.5

March 2002
Cash employee separations charges	0.3	—	(0.2)	0.1	0.2

June 2001
Cash exit costs	0.4	—	—	(0.4)	—

	$13.1	$21.4	$(23.6)	$(2.0)	$8.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Reserve Balance at December 31 2002	2003 Charges	2003 Usage	2003 Adjustments	Reserve Balance at December 31 2003
December 2003
Cash employee separation charges	$—	$5.2	—	—	$5.2
Cash exit costs	—	0.4	—	—	0.4
Non-cash impairment of property, plant and equipment	—	20.2	(20.2)	—	—
Write-down of long-term receivable and investment	—	4.3	(4.3)	—	—

	—				5.6

September 2003
Cash employee separation charges	—	1.4	(0.9)	—	0.5

June 2003
Cash employee separation charges	—	0.4	(0.4)	—	—
Cash exit costs	—	1.4	(1.4)	—	—
Non-cash impairment of property, plant and equipment	—	10.5	(10.5)	—	—
Non-cash impairment of intangible asset	—	20.8	(20.8)	—	—
Write-down of investment	—	0.5	(0.5)	—	—

	—				—

December 2002
Cash employee separation charges	9.9	—	(6.7)	(0.1)	3.1
Cash exit costs	1.8	—	(1.1)	—	0.7

	11.7				3.8

June 2002
Cash employee separation charges	0.4	—	(0.4)	—	—
Cash exit costs	1.5	—	—	1.0	2.5

	1.9				2.5

March 2002
Cash employee separation charges	3.0	—	(2.8)	0.1	0.3

December 2001
Cash employee separation charges	0.1	—	—	(0.1)	—

June 2001
Cash exit costs	2.8	—	(2.2)	(0.2)	0.4

	$19.5	$65.1	$(72.2)	$0.7	$13.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2005, the reserve balance of $2.3 million was comprised entirely of employee severance charges. A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the years ended December 31, 2005, 2004 and 2003, is as follows (in millions):

2005
2005 Charges	$4.8
Less: net adjustments to reserves	(1.5)

$3.3

2004
2004 Charges	$21.4
Plus: charges related to the termination of an executive officer (June 2004)*	0.2
Less: net adjustments to reserves	(2.0)

$19.6

2003
2003 Charges	$65.1
Less: gain on sale of Guadalajara facility*	(4.6)
Plus: net adjustments to reserves	0.7

$61.2

*	Not included in above tables

December 2005

In December 2005, the Company reversed $0.8 million of restructuring, asset impairment and other, net charges, which included $0.1 million of cash exit costs offset by $0.9 million of net adjustments to reserves.

The $0.9 million of net adjustments include $0.8 million of adjustments to the employee separation charges reserve related to the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003, and $0.1 million of employee separation charges reserve for employees whose terminations were announced in December 2002.

The $0.1 million of exit costs related to certain activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island. The associated payments are expected to be completed as of March 2006.

September 2005

In September 2005, the Company recorded $0.2 million in restructuring, asset impairment and other, net charges, which included $0.3 million of employee separation charges related to the June 2005 restructuring program, which was attributable to two employees who rendered services beyond the notification period and to four employees who were notified of their termination after the second quarter of 2005. This charge was partially offset by a $0.1 million reversal of amounts previously recorded for exit costs in connection with the December 2003 restructuring program as a result of the termination of the associated lease commitments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The $3.4 million of total employee separation charges includes $2.2 million related to general worldwide work force reductions of approximately 60 employees. The remaining $1.2 million of employee separation charges related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations, which supports the standard components product line, from Malaysia to the United States. As of December 31, 2005, there were 79 employees remaining to be terminated. All terminations and associated severance payments related to these charges are expected to be completed during the third quarter of 2006.

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

Cumulative charges of $3.4 million have been incurred as of December 31, 2005, related to this restructuring program. The Company does not expect any additional charges related to the June 2005 restructuring program.

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

The $0.5 million gain on sale of fixed assets related to the sale of portions of land at East Greenwich for approximately $0.7 million, which had a net book value of approximately $0.2 million prior to the sale. Also

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

during the first quarter of 2005, the Company partially resolved an issue with a manufacturing supply contract in connection with the June 2002 restructuring program for $2.4 million. The remaining $0.1 million of reserve was released during the first quarter of 2005, as discussed below.

Cumulative charges of $1.6 million offset by adjustments of $0.3 million have been incurred as of December 31, 2005, related to this restructuring program. The Company does not expect any additional charges related to the March 2005 restructuring program.

December 2004

In December 2004, the Company recorded $5.6 million in restructuring, asset impairment and other, net charges, which includes $3.3 million of asset impairments associated with the Company’s restructuring programs, $1.9 million of exit costs, and $0.4 million of employee separation charges.

The $3.3 million of asset impairments include $3.0 million associated with the East Greenwich, Rhode Island facility and $0.3 million associated with the closure of the assembly and test operations in Roznov, Czech Republic. During 2004 the Company was unable to secure a buyer for the assets related to the closure of the East-Greenwich facility, as announced in December 2003 and discussed below. This, coupled with the postponement of the planned discontinuation of manufacturing activities at East Greenwich, triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges of $3.0 million associated with East Greenwich. The Company measured the amount of each asset impairment by comparing the carrying values of the respective assets to their related estimated fair values. The Company estimated future net cash flows for the period of continuing manufacturing activities (March 2005 for East Greenwich and December 2004 for Roznov) for each group of assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value.

The $1.9 million of exit costs include $1.9 million of contract termination costs incurred to terminate two information technology outsourcing agreements and $0.2 million related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003, as described below. Also in December 2004, the Company reversed $0.2 million of the exit costs reserve for lease terminations that was announced in December 2002, as described below. The remaining $1.7 million of contract termination costs were paid during the first quarter of 2005.

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

Cumulative charges of $5.6 million have been incurred as of December 31, 2005 related to this restructuring program. The Company does not expect any additional charges related to the December 2004 restructuring program.

September 2004

During the third quarter of 2004, the Company recorded $0.3 million of employee separation charges related to the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic that was announced in November 2003, as described below, and $0.1 million of exit costs related to certain exit activities that were

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As a result of the new IT outsourcing agreement, the Company plans to reduce its current IT staffing levels. In connection with this reduction, the Company recorded a $0.3 million severance charge related to the termination of 12 employees in the United States. All terminations and associated severance payments related to these charges have been completed as of December 31, 2005.

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

December 2003

In December 2003, the Company recorded $30.1 million in restructuring, asset impairment and other, net charges. These charges included $5.2 million to cover employee separation costs, $0.4 million of lease and contract costs and $20.2 million of asset impairments associated with the Company’s restructuring programs, and $4.3 million of other charges associated with the write-down of certain other assets. The Company also recorded a $0.1 million reversal of amounts previously recorded in connection with the Company’s June 2001 restructuring program and $0.1 million reversal of amounts previously recorded in connection with the December 2002 restructuring program, as described below.

The employee separation costs of $5.2 million reflect the phase-out of manufacturing operations at the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic, that was announced in November 2003, and further reductions in general and administrative staffing levels in the United States and Western Europe for cost savings purposes. The employee separation charges for East Greenwich totaled $3.8 million for approximately 325 employees, of which $0.2 million remained unpaid for nine employees remaining to be terminated as of December 31, 2005. The Company’s East Greenwich, Rhode Island manufacturing facility supports the Company’s Analog Product Group. The Czech Republic employee separation charge of $0.5 million represents a portion of the total severance charges for approximately 460 employees. Additional severance costs of approximately $1.6 million related to the Czech Republic were recognized ratably over 2004. The remaining $0.9 million charge relates to severance benefits for approximately 10 employees in general and administrative functions in the United States and Europe of which $0.2 million remained unpaid for four employees remaining to be terminated as of December 31, 2005. All terminations and associated severance payments related to this charge are expected to be completed by the fourth quarter of 2006.

The lease and contract termination costs of $0.4 million reflect costs incurred in connection with the consolidation of sales, distribution and administrative facilities in North America. All associated payments related to this charge are expected to be completed by the second quarter of 2006.

The $20.2 million of asset impairments include $15.3 million associated with the East Greenwich, Rhode Island facility and $4.9 million associated with the closure of the assembly and test operations in Roznov, Czech Republic. The planned discontinuation of manufacturing activities triggered an impairment analysis of the carrying value of the related assets and resulted in the Company recording asset impairment charges of $15.3 million associated with the East Greenwich, Rhode Island facility and $4.9 million associated with the assembly and test operations in Roznov, Czech Republic. The Company measured the amount of each asset impairment by

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

comparing the carrying values of the respective assets to their related estimated fair values. The Company estimated future net cash flows for the period of continuing manufacturing activities (December 2004 for East Greenwich and Roznov) for each group of assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charges were recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value.

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

Cumulative charges of $36.0 million offset by adjustments of $0.8 million have been incurred as of December 31, 2005, related to this restructuring program. The Company does not expect any additional charges related to the December 2003 restructuring program, except for approximately $0.1 million of exit costs during the first and second quarters of 2006 related to the phase-out of manufacturing operations at the Company’s East Greenwich, Rhode Island facility.

September 2003

In September 2003, the Company recorded a $4.6 million gain in connection with the sale of its Guadalajara, Mexico facility. This gain was partially offset by charges totaling $1.4 million associated with worldwide restructuring programs to cover employee separation costs relating to the termination of approximately 36 employees, reflecting further reductions in manufacturing and general and administrative personnel in France, Germany, the Czech Republic, Hong Kong and the United States. The Company also recorded a $0.1 million and $0.1 million reversal, respectively, of amounts previously recorded in connection with the Company’s June 2001 and December 2001 restructuring programs, as described below, and an additional $0.1 million charge associated with its March 2002 restructuring program also described below.

As mentioned previously, in December 2004 the Company recorded a $0.1 million reversal of amounts recorded in connection with this restructuring program. All impacted employees have been terminated, and the Company has made all severance payments.

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

December 2002

In December 2002, the Company recorded employee separation costs relating to the termination of approximately 300 employees of which $9.9 million remained unpaid as of December 31, 2002, and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and impacted both manufacturing and non-manufacturing personnel mainly in the United States. These headcount reductions were initiated for cost savings purposes.

As previously mentioned, in December 2003 the Company recorded $0.1 million of reversals of employee separation costs and in December 2004 the Company recorded $0.2 million of reversals to the exit costs reserves that had been recorded in connection with the December 2002 restructuring program. Also, in June 2004 the Company reversed $1.2 million of the employee separation charges reserve that was recorded in December 2002. This reversal was for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems. Furthermore, in June 2004, the Company also reversed $0.4 million of exit costs, associated with the decommissioning of certain assets that are no longer expected to be incurred, which decommissioning was announced in December 2002.

As of December 31, 2005, there were 5 employees remaining to be terminated during 2006 and the related unpaid severance payments of $0.2 million are expected to be paid by June 2006.

Cumulative charges of $12.9 million offset by adjustments of $2.0 million have been incurred as of December 31, 2005, related to this restructuring program. The Company does not expect any additional charges related to the December 2002 restructuring program.

June 2002

In June 2002, the Company recorded charges to cover employee separation costs associated with the termination of 79 U.S. employees, of which $0.4 million remained unpaid as of December 31, 2002, and exit costs associated with a manufacturing supply agreement, of which $1.5 million remained unpaid as of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2002. The employee separation costs reflected further reductions in general and administrative staffing levels for cost savings purposes and included non-cash stock compensation charges associated with the modification of stock options for certain terminated employees. All impacted employees have been terminated and the related severance costs were paid during 2003.

As a result of continuing economic conditions, the Company determined that certain manufacturing equipment purchase and supply agreements were no longer economical to complete and recorded estimated termination charges during the second quarter of 2002, of which $1.5 million remained outstanding as of December 31, 2002. In June 2003, the Company recorded an additional $1.0 million associated with a manufacturing supply contract. During the first quarter of 2005 this issue was partially resolved with the vendor and the related payment of $2.4 million was made and the remaining $0.1 million was written off during the first quarter of 2005. As of December 31, 2004, all employees had been terminated under the restructuring program.

Cumulative charges of $15.1 million and additional charges from adjustments of $0.9 million have been incurred as of December 31, 2005, related to this restructuring program. The Company does not expect any additional charges related to the June 2002 restructuring program.

March 2002

In March 2002, the Company recorded a charge to cover employee separation costs of which $3.0 million remained unpaid as of December 31, 2002, relating to the termination of approximately 72 employees, most of which was attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia for cost savings purposes. The relocation of these functions was completed in 2003. The charge also related to reductions in selling, general and administrative personnel primarily in the U.S. As previously mentioned, the Company also recorded additional charges of $0.1 million in September 2003 and $0.1 million in December 2004 associated with this restructuring program based on the Company’s estimate of costs to complete the activity at those times. As of December 31, 2004, all employees had been terminated under this program and the remaining liability relating to this restructuring of $0.2 million as of December 31, 2005 is expected to be paid by December 2006.

Cumulative charges of $7.2 million and additional charges from adjustments of $0.5 million have been incurred as of December 31, 2005, related to this restructuring program. The Company does not expect any additional charges related to the March 2002 restructuring program.

December 2001

In December 2001, the Company recorded charges to cover employee separation costs associated with the termination of 50 employees, of which $0.1 million remained outstanding as of December 31, 2002. The employee separation costs reflected reductions in selling, general and administrative staffing levels in the U.S., United Kingdom, Germany, France and Singapore. As discussed previously, in September 2003 the Company recorded a $0.1 million reversal of amounts recorded in connection with this activity. All impacted employees have been terminated and the related severance amounts have been paid.

June 2001

In June 2001, the Company recorded charges for costs associated with its worldwide restructuring programs. These programs were in response to rapidly changing economic circumstances requiring the Company to rationalize its manufacturing and distribution operations to meet declining customer demand. The programs

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

included the phasing out of manufacturing operations at the Company’s Guadalajara, Mexico facility by June 2002, transferring certain manufacturing activities performed at the Company’s Aizu, Japan and Seremban, Malaysia facilities to other Company-owned facilities or to third party contractors by June 2002 and December 2001, respectively, and the shutdown of the Company’s Hong Kong Distribution Center and the transfer of related functions to its Singapore Distribution Center. The charge included employee separation costs associated with the termination of approximately 3,200 employees all of which had been paid as of December 31, 2002. All employees have been terminated under the June 2001 restructuring program.

The June 2001 charge also included exit costs relating to facility closure and contract terminations expected facility clean up activities, equipment disposal fees, equipment purchase cancellations and other contract cancellations of which $2.8 million remained outstanding as of December 31, 2002. As previously mentioned, in September 2003, December 2003 and September 2004, the Company released $0.1 million, $0.1 million and $0.4 million, respectively, of reserves related to this restructuring program due to the Company’s analysis of estimated costs to complete the program. The Company does not expect any additional charges related to the June 2001 restructuring activity.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2005	2004
Receivables, net:
Accounts receivable	$163.0	$133.9
Less: Allowance for doubtful accounts	(2.8)	(2.4)

	$160.2	$131.5

Inventories, net:
Raw materials	$18.0	$19.3
Work in process	88.1	103.4
Finished goods	63.4	70.7

	$169.5	$193.4

Property, plant and equipment, net:
Land	$14.9	$16.2
Buildings	335.9	364.5
Machinery and equipment	1,004.2	1,054.4

Total property, plant and equipment	1,355.0	1,435.1
Less: Accumulated depreciation	(916.5)	(963.1)

	$438.5	$472.0

Goodwill, net:
Goodwill	$95.7	$95.7
Less: Accumulated amortization	(18.4)	(18.4)

	$77.3	$77.3

Accrued expenses:
Accrued payroll	$31.0	$25.2
Sales related reserves	28.7	21.2
Restructuring reserves	2.3	8.9
Accrued pension liability	2.0	22.1
Other	19.9	23.0

	$83.9	$100.4

Accumulated other comprehensive income:
Foreign currency translation adjustments	$(2.5)	$2.2
Net unrealized gains or losses and adjustments related to cash flow hedges (before and after taxes)	3.2	(0.5)
Unrealized losses on deferred compensation plan investments (before and after taxes)	—	(0.6)

	$0.7	$1.1

Depreciation expense for property, plant and equipment, including amortization of capitalized leases, totaled $94.2 million, $97.3 million and $116.7 million for 2005, 2004 and 2003, respectively. Amortization expense related to the developed technology intangible asset totaled $5.9 million in 2003.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2005 and 2004, total property, plant and equipment included $20.4 and $14.2 million, respectively, of assets recorded under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

The activity related to our warranty reserves for 2003, 2004 and 2005 follows (in millions):

Balance as of December 31, 2002	$2.7
Provision	0.4
Usage	(0.8)
Reserved released	(0.7)

Balance as of December 31, 2003	1.6

Provision	2.0
Usage	(0.4)
Reserved released	(0.2)

Balance as of December 31, 2004	3.0

Provision	5.3
Usage	(4.2)
Reserved released	(0.1)

Balance as of December 31, 2005	$4.0

Note 7:    Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2005	December 31, 2004
	(in millions)
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.1875% and 5.5625%, respectively	$639.1	$645.5
Revolver	—	—

	639.1	645.5
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025	95.0	—
10% Junior Subordinated Note paid in 2005	—	154.2
2.25% Note payable to Japanese bank due 2006 through 2010, interest payable semi-annually	15.4	21.1
Loan with a Chinese bank due 2006 through 2007, interest payable quarterly at 5.867% and 4.55%, respectively	14.0	20.0
Loan with a Chinese bank due 2006 through 2013, interest payable semiannually at 6.167% and 4.25%, respectively	34.4	43.2
Capital lease obligations	9.1	7.8

	1,067.0	1,151.8
Less: Current maturities	(73.9)	(20.0)

	$993.1	$1,131.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Annual maturities relating to the Company’s long-term debt as of December 31, 2005 are as follows (in millions):

Actual Maturities
2006	$73.9
2007	19.4
2008	12.3
2009 (1)	598.2
2010	264.1
Thereafter	99.1

Total	$1,067.0

(1)	The term loan portion of the Company’s credit facility matures December 15, 2009, however, if the first date on which holders of at least $210.0 million in aggregate principal amount of the Company’s zero coupon convertible senior subordinated notes due 2024 is extended (currently April 10, 2010), the term loan will mature on the date which is six months prior to the first date on which holders may exercise such “put” rights. In no event can the maturity date of the term loan be extended beyond December 15, 2011.

Loss on Debt Prepayment

During the year ended December 31, 2004, the Company incurred a loss on debt prepayment of $159.7 million, comprised of the following:

•	$89.0 million of costs resulting from redemption premiums, consent fees and dealer manager fees upon repayment of $200.0 million outstanding principal of the first-lien senior secured notes due 2010 and $300.0 million outstanding principal of the second-lien senior secured notes due 2008. Also in connection with these redemptions, the Company wrote off $14.1 million of unamortized debt discounts, wrote off $17.5 million of debt issuance costs and expensed $0.2 million of third-party expenses in connection therewith.

•	$1.9 million of costs resulting from arrangement and incentive fees paid to creditors upon refinancing of the tranche F senior bank facilities due 2009 to the tranche G senior bank facilities due 2005 through 2009. Also in connection with this refinancing, the Company wrote off approximately $6.3 million of debt issuance costs and $0.3 million of unamortized debt discounts related to the tranche F senior bank facilities.

•	$22.9 million of costs resulting from redemption premiums, consent fees, tender offer fees, legal fees and dealer manager fees upon redemption of $260.0 million outstanding principal of the 12% senior subordinated notes due 2009, and also wrote off $7.5 million of debt issuance costs.

During the year ended December 31, 2003, the Company incurred a loss on debt prepayment of $7.7 million, comprised of the following:

•	$1.0 million of debt refinancing costs, $0.2 million of third-party expenses and $0.1 of unamortized debt discounts were written off in connection with the November 2003 amendment to the senior bank facilities and loan repricing.

•	$2.9 million of costs in connection with the debt prepayment with proceeds from the public offering of common stock in September 2003, which consisted of the write-off of $2.5 million of debt issuance costs and the expensing of $0.4 million of third-party expenses in connection therewith.

•	$3.5 million of debt issuance costs upon prepayment of a portion of the amounts outstanding under the Company’s senior bank facilities and revolving credit facility.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Senior Bank Facilities

Terms Existing as of December 31, 2005

Borrowings under the senior bank facilities, which bear interest at rates selected by the Company based on either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, as defined, plus an interest rate spread of 2.75%, amortized within five years. As of December 31, 2005, after consideration of the amendments to the credit agreement described below, the senior bank facilities contained a $25.0 million revolving line of credit. Letters of credit totaling $11.7 million were outstanding against the line of credit at December 31, 2005 leaving $13.3 million of availability at that date. However, on January 9, 2003, the Company amended its primary foreign exchange hedging agreement to provide for termination of such agreement if at any time the amount available under the revolving credit facility becomes less than $2.5 million.

As of December 31, 2005, borrowings under the senior bank facilities were $639.1 million under the tranche G term loans, with interest payable quarterly and accruing at a rate of LIBOR plus 2.75%. The interest rate as of December 31, 2005 was 7.1875%. Principal payments under the tranche G term loan facility were paid quarterly at an annualized rate of 1% of the original principal balance, with the remaining principal due at maturity. The tranche G term loan facility contained certain financial covenants including letters of credit and minimum EBITDA requirements. The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2005. Management believes that the Company will be able to comply with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2006.

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

The credit agreement relating to the Company’s senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. Included in the current portion of long-term debt as of December 31, 2005 was approximately $26.0 million, which is the amount expected to be payable during the first quarter of 2006 under this provision. The Company is currently discussing with its lenders an amendment of this provision that would require prepayment only at the election of individual lenders; depending on the outcome of those discussions, the amount the Company pays to its lenders during 2006 under this provision may be reduced.

The Company entered into interest rate swap agreements to reduce the exposure to interest rate fluctuations on the senior bank facilities, as discussed at Note 13 “Financial Instruments.”

2005 Amendments and Refinancings

In connection with the repayment of the junior subordinated notes, discussed below, the Company amended its senior bank facilities on November 4, 2005 to, among other things, permit the repayment of the junior

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

subordinated notes and permit the purchase and sale of calls with respect to the Company’s stock for an aggregate net cost not exceeding $15.0 million in connection with the issuance of the 1.875% convertible senior subordinated notes due 2025, as discussed below.

In December 2004, the Company refinanced the term loans under its senior bank facilities and increased its total borrowings under these facilities to $645.5 million. The Company replaced $320.5 million of the tranche F term loan facility with $645.5 million of a tranche G term loan facility with terms, other than the interest rate and principal balance, that were largely identical to those of the tranche F term loan facility. Proceeds from the tranche G term loan facility were used to prepay $130.0 million principal outstanding of the first-lien senior secured notes due 2010 and $195.0 million principal outstanding of the second-lien senior secured notes due 2008. Principal payments under the tranche G term loan facility were paid quarterly at an annualized rate of 1% of the original principal balance, with the remaining principal due at maturity. The tranche G loan facility would have been due December 15, 2009, but could have been extended to December 15, 2011; provided that the zero coupon convertible senior subordinated notes and the junior subordinated notes were redeemed by December 15, 2009 and December 15, 2010, respectively. The Company also increased the interest rate on its term loans by 0.25% per annum. Costs incurred in connection with this refinancing totaled $2.4 million, of which $1.9 million were expensed as incurred while the remaining $0.5 million of such costs were capitalized and are being amortized using the effective interest method.

In January 2006, the Company refinanced the term loans under its senior bank facilities to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50%. The amended and restated credit agreement also provides for a step down provision that would further reduce the interest rate to LIBOR plus 2.25% if the Company maintains a specified credit rating and meets a specified leverage ratio test that would first apply based on the 2005 results.

Included in other assets as of December 31, 2005, are $0.6 million of remaining debt issuance costs associated with the senior bank facilities, which will be amortized over the remaining term of the debt using the effective interest method, and $0.5 million of debt issuance costs associated with the revolver which will be amortized ratably over the remaining term of the revolving line of credit.

Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its outstanding 12% senior subordinated notes due 2009, as discussed below. In order to finance the cash tender offer, the Company issued $260.0 million of zero coupon convertible senior subordinated notes due 2024. The Company received net proceeds of approximately $251.2 million from the sale of the notes after deducting commissions and estimated offering expenses of $8.8 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of April 15, 2010. The notes do not bear cash interest, nor does the principal amount accrete. The effective interest rate of the notes resulting from the amortization of debt issuance costs is 0.58%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

Holders may convert the notes into approximately 26.5 million shares of the Company’s common stock at a conversion rate of 101.8849 shares per $1,000 principal amount (equivalent to a conversion price of $9.815 per share) of notes before April 15, 2024 under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2004 through maturity if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

conversion rate; (3) if the notes have been called for redemption; (4) after the date, if ever, on which either Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services assigns an initial credit rating to the notes, during any period in which the credit rating assigned to the notes by either Moody’s or S&P is three or more rating subcategories below the initial credit rating assigned by Moody’s or S&P, as the case may be, or any period in which the notes are no longer rated by either Moody’s or S&P, as the case may be, if such ratings agency had previously rated the notes; or (5) upon the occurrence of certain corporate events. Beginning April 15, 2010, the Company may redeem any of the notes at specified redemption prices. Holders may require the Company to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of the Company’s senior indebtedness. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company’s common stock.

Included in other assets as of December 31, 2005 were $6.3 million of debt issuance costs associated with the zero coupon convertible senior subordinated notes, which will be amortized ratably through 2010.

1.875% Convertible Senior Subordinated Notes

In order to finance the repayment of the junior subordinated note discussed below, on December 15, 2005 the Company issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. The Company received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

The notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 142.8571 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $7.00 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2012.

The notes will mature on December 15, 2025. Beginning December 20, 2012, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to December 15, 2012, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Holders may require the Company to repurchase the notes for cash on December 15 of 2012, 2015 and 2020 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The notes are the Company’s unsecured obligations, will be subordinated in right of payment to all of the Company’s existing and future senior indebtedness, will rank pari passu in right of payment with all of the Company’s existing and future senior subordinated indebtedness and will be senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes also will be effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

Included in other assets as of December 31, 2005, were $4.0 million of debt issuance costs associated with the convertible senior subordinated notes, which will be amortized using the effective interest method through 2012.

Junior Subordinated Note

As part of the recapitalization, the Company entered into a $91.0 million junior subordinated note due 2011, issued by SCI LLC, the Company’s primary domestic operating subsidiary. During the periods it was outstanding, the note bore interest at an annual rate of 10.0%, compounded semi-annually and payable at maturity. The note was junior in right of payment to all senior debt. In November 2005, the Company repaid $66.4 million of the junior subordinated note with cash on hand, which reduced the outstanding principal amount to approximately $91.0 million. In December 2005, the Company issued $95.0 million aggregate principal amount of 1.875% convertible senior subordinated notes due 2025, as discussed above, and used the net proceeds to repay the remaining amount outstanding of its junior subordinated note on December 21, 2005.

Japanese Loan

In 2000, the Company’s Japanese subsidiary entered into a yen-denominated loan agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which had a balance of $15.4 million at December 31, 2005 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 2.25% and requires semi-annual principal and interest payments through September 2010 of approximately $1.6 million (based on the yen-to-dollar exchange rate at December 31, 2005). The loan is unsecured, however, the bank has rights under the agreement to obtain the collateral of the Japanese subsidiary under certain circumstances. In addition, the loan is guaranteed on an unsecured basis by SCI LLC, the Company’s primary domestic operating subsidiary.

Chinese Loans

The Company’s long-term debt includes a $14.0 million loan facility between Leshan and a Chinese Bank, which was entered into in November 2000. Interest on these loans is payable quarterly and accrues at a variable rate based on published six month LIBOR rates in China for six-year term loans. During the fourth quarter of 2003, the Company exercised its ability to extend the maturity of this loan for three years under the same terms and conditions, thereby extending scheduled principal payments to $8.0 million due in the fourth quarter of 2006 and $6.0 million due in the first quarter of 2007.

The Company’s long-term debt also includes a $34.4 million loan facility between Leshan and another Chinese Bank. The loan facility is comprised of a $20.0 million tranche and a $14.4 million tranche. The first tranche has a three-year term with a balloon payment due December 2006, which is extendible for an additional three years under certain circumstances. The second tranche has a 10-year term with scheduled quarterly principal payments through December 2013. Each tranche bears interest at a rate of 6 month LIBOR plus 1.5% per annum, payable semiannually as compared to 3 month LIBOR plus 2.75% under the Company’s senior bank facilities.

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

Debt Guarantees

The Company and SCI LLC, its primary operating subsidiary, were co-issuers (the “Issuers”) of the first-lien senior secured notes, the second-lien senior secured notes and the senior subordinated notes at the times they were outstanding and the Company is the sole issuer of the zero coupon convertible senior subordinated notes and the 1.875% convertible senior subordinated notes (collectively, “the Notes”). The Company’s other domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the Notes. The Guarantor Subsidiaries include Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in its joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. SCI LLC is a guarantor of the zero coupon convertible senior subordinated notes and the 1.875% convertible senior subordinated notes. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2005
Cash and cash equivalents	$—	$147.0	$—	$86.3	$—	$233.3
Receivables, net	—	29.4	—	130.8	—	160.2
Inventories, net	—	22.0	—	160.4	(12.9)	169.5
Other current assets	—	7.0	2.4	20.5	—	29.9
Deferred income taxes, current	—	—	—	7.4	—	7.4

Total current assets	—	205.4	2.4	405.4	(12.9)	600.3
Property, plant and equipment, net	—	73.7	3.4	361.4	—	438.5
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(153.1)	66.6	38.8	22.8	57.3	32.4

Total assets	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

Accounts payable	$—	$22.9	$0.5	$113.9	$—	$137.3
Accrued expenses and other current liabilities	—	78.7	1.4	82.1	1.7	163.9
Deferred income on sales to distributors	—	32.4	—	64.7	—	97.1

Total current liabilities	—	134.0	1.9	260.7	1.7	398.3

Long-term debt (1)	355.0	610.4	—	27.7	—	993.1
Other long-term liabilities	—	17.8	0.5	13.1	—	31.4
Deferred income taxes	—	—	—	1.2	—	1.2
Intercompany (1)	(207.8)	(414.7)	174.0	243.0	205.5	—

Total liabilities	147.2	347.5	176.4	545.7	207.2	1,424.0
Minority interests in consolidated subsidiaries	—	—	—	—	24.8	24.8
Stockholders’ equity (deficit)	(300.3)	6.3	(62.6)	243.9	(187.6)	(300.3)

Liabilities, minority interests and stockholders’ equity (deficit)	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2004
Cash and cash equivalents	$—	$15.1	$—	$90.6	$—	$105.7
Short-term investments	—	80.0	—	—	—	80.0
Receivables, net	—	35.3	—	96.2	—	131.5
Inventories, net	—	23.6	4.7	181.6	(16.5)	193.4
Other current assets	—	4.8	0.1	18.7	—	23.6
Deferred income taxes, current	—	—	—	2.8	—	2.8

Total current assets	—	158.8	4.8	389.9	(16.5)	537.0
Deferred income tax, non current	—	2.3	—	(2.3)	—	—
Property, plant and equipment, net	—	81.1	10.5	380.4	—	472.0
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(354.5)	48.5	39.5	25.0	265.3	23.8

Total assets	$(354.5)	$298.8	$124.0	$793.0	$248.8	$1,110.1

Accounts payable	$—	$20.4	$3.5	$80.5	$—	$104.4
Accrued expenses and other current liabilities	—	74.6	6.3	41.4	1.7	124.0
Deferred income on sales to distributors	—	28.2	—	68.5	—	96.7

Total current liabilities	—	123.2	9.8	190.4	1.7	325.1

Long-term debt (1)	260.0	795.8	—	76.0	—	1,131.8
Other long-term liabilities	—	20.6	—	13.9	—	34.5
Intercompany (1)	(207.8)	(447.8)	150.9	299.4	205.3	—

Total liabilities	52.2	491.8	160.7	579.7	207.0	1,491.4
Minority interests in consolidated subsidiaries	—	—	—	—	25.4	25.4
Redeemable preferred stock	131.1	—	—	—	—	131.1
Stockholders’ equity (deficit)	(537.8)	(193.0)	(36.7)	213.3	16.4	(537.8)

Liabilities, minority interests and stockholders’ equity (deficit)	$(354.5)	$298.8	$124.0	$793.0	$248.8	$1,110.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2005
Revenues	$—	$421.4	$25.8	$1,638.8	$(825.4)	$1,260.6
Cost of revenues	—	367.3	23.6	1,280.2	(829.0)	842.1

Gross profit	—	54.1	2.2	358.6	3.6	418.5

Research and development	—	20.9	11.1	61.7	—	93.7
Selling and marketing	—	41.8	0.8	36.7	—	79.3
General and administrative	—	18.5	6.4	49.7	—	74.6
Restructuring, asset impairments and other, net	—	1.0	(1.0)	3.3	—	3.3

Total operating expenses	—	82.2	17.3	151.4	—	250.9

Operating income (loss)	—	(28.1)	(15.1)	207.2	3.6	167.6
Interest expense, net	(1.6)	(30.7)	(10.0)	(13.7)	—	(56.0)
Other	—	(1.7)	—	(1.3)	—	(3.0)
Equity in earnings	102.2	156.5	5.8	—	(264.5)	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	100.6	96.0	(19.3)	192.2	(260.9)	108.6
Income tax provision	—	1.8	—	(3.3)	—	(1.5)
Minority interests	—	—	—	—	(3.6)	(3.6)

Income (loss) before cumulative effect of accounting change	100.6	97.8	(19.3)	188.9	(264.5)	103.5
Cumulative effect of accounting change, net of income taxes	—	(1.9)	(0.5)	(0.5)	—	(2.9)

Net income (loss)	$100.6	$95.9	$(19.8)	$188.4	$(264.5)	$100.6

Net cash provided by (used in) operating activities	$—	$(147.3)	$(1.2)	$341.6	$—	$193.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(13.7)	—	(32.4)	—	(46.1)
Funds deposited for purchases of property, plant and equipment	—	—	—	(1.7)	—	(1.7)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	35.3	—	—	—	35.3
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	1.0	1.2	—	—	2.2
Other	—	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) investing activities	—	68.3	1.2	(34.7)	—	34.8

Cash flows from financing activities:
Intercompany loans	—	(584.5)	180.0	404.5	—	—
Intercompany loan repayments	—	865.7	(180.0)	(685.7)	—	—
Proceeds from debt issuance	—	95.0	—	—	—	95.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.8	—	—	—	1.8
Proceeds from exercise of stock options and warrants	—	4.5	—	—	—	4.5
Dividends to minority shareholder of consolidated subsidiary	—	6.5	—	(10.7)	—	(4.2)
Payment of costs to issue common stock	—	(0.3)	—	—	—	(0.3)
Payment of capital lease obligation	—	(4.7)	—	(0.2)	—	(4.9)
Payment of debt issuance and amendment costs	—	(3.4)	—	—	—	(3.4)
Repayment of long term debt	—	(169.7)	—	(18.4)	—	(188.1)
Equity injections from Parent	—	—	6.5	—	—	6.5
Subsidiary declared dividend	—	—	(6.5)	—	—	(6.5)

Net cash provided by (used in) financing activities	—	210.9	—	(310.5)	—	(99.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)

Net increase (decrease) in cash and cash equivalents	—	131.9	—	(4.3)	—	127.6

Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$147.0	$—	$86.3	$—	$233.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2004
Revenues	$—	$517.3	$61.6	$1,662.9	$(974.9)	$1,266.9
Cost of revenues	—	446.9	45.0	1,329.5	(964.4)	857.0

Gross profit	—	70.4	16.6	333.4	(10.5)	409.9

Research and development	—	20.6	12.8	61.0	—	94.4
Selling and marketing	—	41.8	0.8	31.2	—	73.8
General and administrative	—	15.2	0.5	56.5	—	72.2
Restructuring, asset impairments and other, net	—	12.4	3.4	3.8	—	19.6

Total operating expenses	—	90.0	17.5	152.5	—	260.0

Operating income (loss)	—	(19.6)	(0.9)	180.9	(10.5)	149.9
Interest expense, net	(1.0)	(49.0)	(20.1)	(28.9)	—	(99.0)
Loss on debt prepayment	—	(159.7)	—	—	—	(159.7)
Other	—	5.2	—	(9.4)	—	(4.2)
Equity in earnings	(122.7)	94.5	5.7	—	22.5	—

Income (loss) before income taxes and minority interests	(123.7)	(128.6)	(15.3)	142.6	12.0	(113.0)
Income tax provision	—	1.4	—	(8.8)	—	(7.4)
Minority interests	—	—	—	—	(3.3)	(3.3)

Net income (loss)	$(123.7)	$(127.2)	$(15.3)	$133.8	$8.7	$(123.7)

Net cash provided by (used in) operating activities	$—	$(163.9)	$2.5	$199.8	$—	$38.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(28.7)	(1.8)	(51.3)	—	(81.8)
Deposits utilized for purchases of property, plant and equipment	—	6.4	—	—	—	6.4
Purchases of held-to-maturity securities	—	(40.8)	—	—	—	(40.8)
Purchases of available-for-sale securities	—	(261.9)	—	—		(261.9)
Proceeds from sales of held-to-maturity securities	—	8.8	—	—	—	8.8
Proceeds from sales of available-for-sale securities	—	214.3	—	—		214.3
Proceeds from sales of property, plant and equipment	—	4.2	—	0.2	—	4.4
Other	—	—	—	—	—	—

Net cash used in investing activities	—	(97.7)	(1.8)	(51.1)	—	(150.6)

Cash flows from financing activities:
Intercompany loans	—	(391.1)	—	391.1	—	—
Intercompany loan repayments	—	411.4	—	(411.4)	—	—
Proceeds from debt issuance	—	905.5	—	—	—	905.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.9	—	—	—	1.9
Proceeds from exercise of stock options and warrants	—	5.9	—	—	—	5.9
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(4.2)	—	(4.2)
Proceeds from issuance of common stock, net of issuance costs	—	228.2	—	—	—	228.2
Payment of capital lease obligation	—	(6.0)	—	(0.2)	—	(6.2)
Payment of debt issuance and amendment costs	—	(11.0)	—	—	—	(11.0)
Repayment of long term debt	—	(1,080.5)	—	(8.2)	—	(1,088.7)
Equity injections from Parent	—	7.5	—	—	—	7.5
Subsidiary declared dividend	—	86.0	(0.7)	(92.8)	—	(7.5)

Net cash provided by (used in) financing activities	—	157.8	(0.7)	(125.7)	—	31.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	(103.8)	0.0	22.9	—	(80.9)
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	$—	$15.1	$0.0	$90.6	$—	$105.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semiconductor Corporation (2)	SCI LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2003
Revenues	$—	$480.2	$92.9	$1,407.7	$(911.7)	$1,069.1
Cost of revenues	—	455.5	44.4	1,187.0	(918.5)	768.4

Gross profit	—	24.7	48.5	220.7	6.8	300.7

Research and development	—	25.1	13.6	46.8	—	85.5
Selling and marketing	—	34.9	0.5	27.6	—	63.0
General and administrative	—	24.9	0.2	44.1	—	69.2
Amortization of goodwill and other intangibles	—	—	5.9	—	—	5.9
Restructuring, asset impairments and other, net	—	11.3	39.9	10.0	—	61.2

Total operating expenses	—	96.2	60.1	128.5	—	284.8

Operating income (loss)	—	(71.5)	(11.6)	92.2	6.8	15.9
Interest expense, net	—	(100.3)	(19.0)	(29.8)	—	(149.1)
Loss on debt prepayment	—	(7.7)	—	—	—	(7.7)
Other	—	10.0	—	(5.4)	—	4.6
Equity in earnings	(166.7)	24.8	4.8	(1.0)	138.1	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(166.7)	(144.7)	(25.8)	56.0	144.9	(136.3)
Income tax provision	—	(6.5)	—	(1.2)	—	(7.7)
Minority interests	—	—	—	—	(1.2)	(1.2)

Income (loss) before cumulative effect of accounting change	(166.7)	(151.2)	(25.8)	54.8	143.7	(145.2)
Cumulative effect of accounting change, net of income taxes	—	(20.0)	—	(1.5)	—	(21.5)

Net income (loss)	$(166.7)	$(171.2)	$(25.8)	$53.3	$143.7	$(166.7)

Net cash provided by (used in) operating activities	$—	$(69.0)	$6.6	$108.1	$—	$45.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(21.6)	(6.6)	(31.6)	—	(59.8)
Funds deposited for purchases of property, plant and equipment	—	(6.8)	—	—	—	(6.8)
Proceeds from sales of property, plant and equipment	—	—	—	13.2	—	13.2
Other	—	(1.8)	—	—	—	(1.8)

Net cash used in investing activities	—	(30.2)	(6.6)	(18.4)	—	(55.2)

Cash flows from financing activities:
Intercompany loans	—	(301.8)	—	301.8	—	—
Intercompany loan repayments	—	442.0	—	(442.0)	—	—
Proceeds from debt issuance, net of discount	—	290.4	—	48.0	—	338.4
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.2	—	—	—	1.2
Proceeds from exercise of stock options and warrants	—	5.6	—	—	—	5.6
Proceeds from issuance of common stock, net of issuance costs	—	157.2	—	—	—	157.2
Payment of capital lease obligation	—	(0.2)	—	—	—	(0.2)
Payment of debt issuance costs	—	(15.3)	—	—	—	(15.3)
Repayment of long term debt	—	(482.5)	—	—	—	(482.5)

Net cash provided by (used in) financing activities	—	96.6	—	(92.2)	—	4.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.3	—	1.3

Net decrease in cash and cash equivalents	—	(2.6)	—	(1.2)	—	(3.8)
Cash and cash equivalents, beginning of period	—	121.5	—	68.9	—	190.4

Cash and cash equivalents, end of period	$—	$118.9	$—	$67.7	$—	$186.6

(1)	For purposes of this presentation, the Senior Subordinated Notes, Second-Lien Notes and First-Lien Notes have been reflected in the condensed balance sheets of both the Company and SCI LLC with the appropriate offset reflected in the eliminations column. Interest expense and debt discount amortization has been allocated to SCI LLC only. For purposes of the zero coupon convertible senior subordinated notes, SCI LLC is a guarantor but not an issuer.
(2)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8:    Income Taxes

Geographic sources of income (loss) before income taxes, minority interests and cumulative effect of accounting change are as follows (in millions):

	Year ended December 31,
	2005	2004	2003
United States	$(86.7)	$(245.8)	$(190.0)
Foreign	195.3	132.8	53.7

	$108.6	$(113.0)	$(136.3)

The provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2005	2004	2003
Current
Federal	$—	$(9.0)	$—
State and local	(0.1)	—	(0.1)
Foreign	7.3	12.9	7.1

	7.2	3.9	7.0

Deferred
Federal	—	—	—
State and local	—	—	—
Foreign	(5.7)	3.5	0.7

	(5.7)	3.5	0.7

	$1.5	$7.4	$7.7

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(0.1)	0.2	8.8
Foreign withholding taxes	0.3	(0.1)	(0.5)
Foreign rate differential	(55.5)	38.4	0.8
Dividend income from foreign subsidiaries	61.8	(30.4)	—
Change in valuation allowance	(37.9)	(48.5)	(53.1)
Other	(2.2)	(1.1)	3.4

	1.4%	(6.5)%	(5.6)%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2005 and December 31, 2004 are as follows (in millions):

	Year ended December 31,
	2005	2004
Net operating loss and tax credit carryforwards	$424.2	$416.8
Tax-deductible goodwill	170.6	195.6
Reserves and accruals	9.9	13.5
Property, plant and equipment	47.1	38.2
Inventories	22.6	21.2
Other	1.0	9.8

Gross deferred tax assets	$675.4	$695.1
Valuation allowance	(669.2)	(694.6)

Net deferred tax asset	$6.2	$0.5

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management believes it is more likely than not that these assets will not be realized. As of December 31, 2005, the Company had $20.0 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction to the provision for income taxes.

As of December 31, 2005, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $994.0 million, $1,060.7 million, and $1.5 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2007 through 2025. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). The Company does not believe an ownership change has occurred as of December 31, 2005 that would limit the Company’s utilization of its NOLs or credit carryovers.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2005, the Company has reserves for these potential tax liabilities of $16.2 million. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Additionally, the Company reviews the collectibility of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period. As of December 31, 2005 the Company had allowances for tax receivables of $9.3 million.

The income tax provision for the year ended December 31, 2005 included $6.1 million for income and withholding taxes of certain of the Company’s foreign operations and $7.6 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $9.5 million of previously accrued income taxes for anticipated audit issues and the reversal of a $2.7 million valuation allowance against deferred tax assets for one of the Company’s Japanese subsidiaries that returned to profitability.

During 2005, the Company reassessed its intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries, concluding that only a portion of 2005 and future earnings will be reinvested indefinitely while the remainder will be repatriated. Thus, except for certain earnings that the Company intends to reinvest

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. The portion of earnings not reinvested indefinitely upon which deferred income tax has been provided, and thus may be distributed substantially free of additional U.S. federal income taxes, is $45.0 million. The net deferred income tax provision relating to these earnings is $0, due to the Company’s full valuation allowance on its federal deferred tax assets, described above. The remaining undistributed earnings of approximately $322.1 million at December 31, 2005 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

Note 9:    Redeemable Preferred Stock

On November 10, 2005, the Company entered into a Conversion and Termination Agreement with an affiliate of TPG to convert the Series A Cumulative Convertible Redeemable Preferred Stock (the “preferred stock”), as described below, into 49.4 million shares of the Company’s common stock. To induce the conversion, the Company issued 3.9 million shares of common stock to the affiliate of TPG, which resulted in a $20.4 million reduction to net income applicable to common stock in 2005, based on the fair value of the inducement shares on November 10, 2005. Following the conversion, none of the authorized shares of the preferred stock remained outstanding. On February 17, 2006, the Board of Directors of the Company resolved that no series or class of the preferred stock will be issued under the Certificate of Designations and authorized the filing of a certificate of elimination for the Certificate of Designation with the Secretary of State of the State of Delaware.

The Company has 100,000 authorized shares of preferred stock. On September 7, 2001, the Company issued 10,000 shares of the preferred stock with a stated value of $100.0 million to an affiliate of TPG. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and was redeemable at the holder’s option any time after September 7, 2009. During the periods the preferred stock was outstanding, the preferred stock had a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness. There were $9.2 million, $9.9 million and $9.2 million of preferred stock dividends that accrued during the years ended December 31, 2005, 2004 and 2003, respectively.

The Company was required to accrete the value of the preferred stock to its redemption value and record such accretion using a straight-line method over the remaining period until the earliest available redemption date of September 7, 2009. Such accretion, which was influenced by changes in the market price of the Company’s common stock, adjusted net income applicable to common stock during the periods the preferred stock was outstanding. Based on the market prices of the Company’s common stock, the Company recorded net accretion charges of $1.5 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively. During 2005, previously recognized accretion charges of $1.0 million were reversed as a result of the conversion.

Note 10:    Common Stock

On May 3, 2000, the Company completed the initial public offering of its common stock, selling 34.5 million shares with an issue price of $16 per share. Net proceeds from the IPO (after deducting issuance costs) were approximately $514.8 million. The net proceeds were used to redeem all of the preferred stock then outstanding (including accrued dividends), redeem a portion of the then outstanding 12% Senior Subordinated Notes due in 2009 and prepay a portion of the loans outstanding under the senior bank facilities.

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

On February 9, 2004, the Company and its principal stockholder, Texas Pacific Group, completed a public offering (the “February 2004 Equity Offering”) of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 34.4 million shares (including approximately 0.4 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $6.98 per share. The net proceeds from this offering received by the Company were $227.9 million after deducting the underwriting discount of $10.8 million ($0.3141 per share) and offering expenses of $2.2 million, and $0.3 million of bank amendment fees that were paid as of December 31, 2004. The Company did not receive any of the proceeds from the sale of shares by the selling stockholder. The Company used the net proceeds to redeem $70.0 million outstanding principal amount of the first-lien senior secured notes and $105 million outstanding principal amount of the second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. The Company used the remaining net proceeds for general corporate purposes. In connection with this redemption, the Company wrote off $12.0 million of debt issuance costs. In connection with the February 2004 Equity Offering, the Company obtained an amendment and waiver under the credit agreement relating to its senior bank facilities as described in Note 7: “Long-Term Debt”.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Income (loss) per share calculations for 2005, 2004 and 2003 are as follows (in millions, except per share data):

	2005	2004	2003
Net income (loss) before cumulative effect of accounting change	$103.5	$(123.7)	$(145.2)
Less: Accretion to redemption value of convertible redeemable preferred stock	1.0	(1.5)	(0.5)
Less: Convertible redeemable preferred stock dividends	(9.2)	(9.9)	(9.2)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock (1)	(20.4)	—	—
Less: Allocation of undistributed earnings to preferred shareholders before cumulative effect of accounting change	(10.1)	—	—

Net income (loss) applicable to common stock before cumulative effect of accounting change	64.8	(135.1)	(154.9)
Less: Allocation of undistributed earnings to preferred shareholders applicable to cumulative effect of accounting change	0.4	—	—
Cumulative effect of accounting change	(2.9)	—	(21.5)

Net income (loss) applicable to common stock	62.3	(135.1)	(176.4)
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	1.5	—	—

Diluted net income (loss) applicable to common stock	$63.8	$(135.1)	$(176.4)

Basic weighted average common shares outstanding	263.3	247.8	187.4
Add: Incremental shares for:
Dilutive effect of stock options	7.0	—	—
1.875% convertible senior subordinated notes	—	—	—
Convertible zero coupon senior subordinated notes	26.5	—	—

Diluted weighted average common shares outstanding	296.8	247.8	187.4

Income (loss) per share
Basic:
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.25	$(0.55)	$(0.83)
Cumulative effect of accounting change	(0.01)	—	(0.11)

Net income (loss) applicable to common stock	$0.24	$(0.55)	$(0.94)

Diluted:
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.22	$(0.55)	$(0.83)
Cumulative effect of accounting change	(0.01)	—	(0.11)

Net income (loss) applicable to common stock	$0.21	$(0.55)	$(0.94)

(1)	Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million in 2005 is the fair value of approximately 3.9 million shares issued to TPG on November 10, 2005 as discussed in “Note 9: Redeemable Preferred Stock”.

Basic income (loss) per share is computed by dividing net income (loss), adjusted for the accretion to redemption value and dividends related to the Company’s preferred stock, by the weighted average number of common shares outstanding during the period. In periods in which the Company generates income, the two-class method is used to calculate basic earnings per share whereby net income, adjusted for the accretion to redemption value and dividends related to the Company’s preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock. The retroactive adoption of Issue 03-6 in 2004 did not impact prior periods due to net losses in those periods.

Diluted loss per share generally would assume the conversion of the preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and upon the assumed conversion of the zero coupon convertible senior subordinated notes. However, since basic earnings per share under the two-class method is lowered due to the allocation of undistributed

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

earnings to preferred stockholders in periods the preferred stock was outstanding, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive, and therefore is excluded from the calculation of diluted earnings per share. For the assumed conversion of the zero coupon convertible senior subordinated notes, $1.5 million of amortization expense of debt issuance costs for the year ended December 31, 2005 was added back to net income to calculate diluted earnings per share.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For 2004 and 2003 the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income during the years ended December 31, 2004 and 2003, the assumed exercise of stock options would have resulted in additional incremental shares of diluted weighted average common shares outstanding as follows (in millions):

	Year Ended December 31,
	2004	2003
Exercise price below average market price
Incremental shares from the assumed exercise of stock options	8.4	5.5

Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares during these periods were also excluded from the diluted earnings per share calculation. The excluded options were as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Exercise price exceeds average market price
Weighted average common shares represented by the assumed exercise of stock options	12.8	10.3	11.2

In determining diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, the assumed conversion of 41.1 million, 43.8 million and 40.6 million shares, respectively of the preferred stock were also excluded as the related impacts would have been anti-dilutive.

For the year ended December 31, 2004, the assumed conversion of the zero coupon convertible senior subordinated notes into 26.5 million shares was also excluded in determining diluted earnings per share as the conversion would have been anti-dilutive.

For the year ended December 31, 2005, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2005 the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

See Note 7: Long-Term Debt for further discussion of the zero coupon convertible senior subordinated notes and the 1.875% convertible senior subordinated notes.

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

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the 2000 Plan which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending after January 1, 2010. As of January 1, 2006 and 2005, the number of shares of the Company’s common stock reserved and available for grant increased by 9.3 million and 7.6 million, respectively to 47.5 million and 38.2 million, from 30.5 million shares as of December 31, 2004, in accordance with the approved amendments. The 2000 Plan has also been amended to increase the maximum number of options granted to any one participant during a fiscal year from 1.0 million shares to 2.5 million, and to allow the Board of Directors to adopt a program of exchanging underwater options for newly issued options.

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

There was an aggregate of 13.6 million, 9.8 million and 10.4 million shares of common stock available for grant under the 1999 Plan and the 2000 Plan at December 31, 2005, 2004 and 2003, respectively.

Additional information with respect to the activity of the Company’s stock option plans is as follows (in millions, except per share data):

	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	25.8	$4.82	23.4	$4.11	22.4	$4.63
Grants	6.2	4.72	7.4	6.45	6.0	2.17
Exercises	(2.0)	2.18	(2.6)	2.32	(1.9)	1.79
Cancellations	(2.4)	5.66	(2.4)	5.63	(3.1)	5.60

Outstanding at end of year	27.6	$4.92	25.8	$4.82	23.4	$4.11

Exercisable at end of year	16.4	$5.69	11.5	$5.11	10.5	$5.04

Weighted average fair value of options granted during the period		$2.25		$3.88		$1.50

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following tables summarize options outstanding and options exercisable at December 31, 2005:

	Outstanding Options
	Number Shares (in millions)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.03-$1.50	5.9	3.9	$1.37
$1.65-$3.88	5.6	6.8	3.09
$4.15-$4.99	5.7	8.8	4.66
$5.12-$7.00	4.0	6.9	5.96
$7.02-$9.03	4.8	8.0	7.16
$10.88-$21.38	1.6	4.4	15.93

Totals	27.6

	Exercisable Options

	Number Shares (in millions)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices
$1.03-$1.50	4.2	2.5	$1.42
$1.65-$3.88	3.4	6.2	3.07
$4.15-$4.99	0.9	7.4	4.28
$5.12-$7.00	2.3	5.7	6.09
$7.02-$9.03	4.0	7.9	7.18
$10.88-$21.38	1.6	4.4	15.93

Totals	16.4

These options will expire if not exercised by specific dates through December 2015.

In 2003 and 2004 the Company recorded $0.1 and $0.2 million, respectively related to stock option modifications of certain employees.

In 2001, the Company issued warrants to purchase 1,250,000 shares of common stock to consultants for services rendered during 2001, which had an exercise price of $1.90 per share, were vested at the date of grant and were exercised during 2003.

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees will be limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During 2005, 2004 and 2003, employees purchased approximately 0.5 million, 0.5 million and 0.7 million shares under the plan. Through December 31, 2004, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 8.5 million shares. As of December 31, 2005, there were 3.5 million shares available for issuance under the Employee Stock Purchase Plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Acceleration of Stock Options

On November 16, 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options outstanding under the company’s stock plans. The acceleration of vesting applied to all unvested options that had an exercise price per share of $7.00 or higher, with the exception of options granted to directors, certain officers and employees with options granted under the French provisions in the Company’s 2000 Stock Incentive Plan. As a result of the acceleration, options to purchase approximately 2.5 million shares of the Company’s common stock became exercisable immediately. The weighted average exercise price of the affected options was $7.04 per share. In making the decision to accelerate these options, the Board of Directors believed it was in the best interest of the stockholders to reduce the future earnings impact resulting from the planned adoption of SFAS 123R in the first quarter of 2006, and the resulting impact that this may have on the Company’s market value.

This acceleration of these options that were outstanding on November 16, 2005 will reduce future expenses upon the adoption of FAS 123R on a pre-tax basis as follows:

Reduction in Non-cash Expense
(millions)
2006	$3.6
2007	3.6
2008	0.3

Total	$7.5

The accelerated vesting of these options does not result in a charge in the current period based on generally accepted accounting principles, but increased pro-forma stock-based employee compensation expense determined in accordance with SFAS No. 123. See “Note 3: Significant accounting polices” Stock-Based Compensation for further discussion.

Note 12:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The Company expects to contribute $2.0 million in 2006. As discussed below, the 2006 funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The ON Semiconductor Grandfathered Pension Plan (the “Grandfathered Plan”) has been terminated, which termination was approved by the Pension Benefit Guaranty Corporation in 2005 and determined by the Internal Revenue Service not to adversely affect its qualification for federal tax purposes. All liabilities have been settled and all plan assets belonging to the Grandfathered Plan had been used to complete the termination as of December 31, 2005. The tables below reflect the final funding of the Grandfathered and distribution of plan assets during 2005. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The assumed rate of return on plan assets for these plans for 2006 is 5.49%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

consideration our asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, we assume our long-term asset mix will generally be consistent with the current mix.

As described in Note 4 “Accounting Changes,” effective January 1, 2003, the Company changed its method of accounting for unrecognized net actuarial gains or losses relating to its defined benefit pension obligations.

Prior to January 1, 2003, the Company amortized its net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. The Company no longer defers actuarial gains or losses but recognizes such gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. Management believes that this change is to a preferable accounting method as actuarial gains or losses will be recognized currently in income rather than being deferred.

The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2005			2004			2003
	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Service cost	$—	$1.0	$1.0	$1.5	$0.9	$2.4	$1.7	$1.3	$3.0
Interest cost	1.5	0.9	2.4	2.0	0.9	2.9	2.4	0.9	3.3
Expected return on plan assets	—	(0.5)	(0.5)	(0.5)	(0.2)	(0.7)	(0.5)	(0.3)	(0.8)
Amortization of prior service cost		0.4	0.4	0.1	0.3	0.4	0.1	0.3	0.4
Curtailment gain	—	—	—	0.7	(0.6)	0.1	—	—	—
Cumulative effect of accounting change	—	—	—	—		—	20.0	1.5	21.5
Other losses (gains)	(0.8)	(0.4)	(1.2)	2.5	(0.4)	2.1	(0.9)	—	(0.9)

Total net periodic pension cost	$0.7	$1.4	$2.1	$6.3	$0.9	$7.2	$22.8	$3.7	$26.5

Weighted average assumptions
Discount rate	—	4.39%		4.86%	4.32%		5.16%	4.29%
Expected return on plan assets	—	5.49%		2.50%	3.47%		2.50%	5.73%
Rate of compensation increase	—	3.35%		3.00%	3.18%		3.00%	3.17%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,
	2005			2004
	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$39.8	$23.7	$63.5	$39.5	$22.6	$62.1
Service cost	—	1.0	1.0	1.5	0.9	2.4
Interest cost	1.5	0.9	2.4	2.0	0.9	2.9
Net actuarial (gain) or loss	—	0.6	0.6	2.3	(0.1)	2.2
Settlement gain	(0.4)	—	(0.4)	—	(0.6)	(0.6)
Benefits paid	(40.9)	(0.8)	(41.7)	(5.5)	(0.4)	(5.9)
Translation (gain) loss	—	(1.9)	(1.9)	—	0.4	0.4

Projected benefit obligation at the end of the year	$—	$23.5	$23.5	$39.8	$23.7	$63.5

Accumulated benefit obligation at the end of the year	$—	$20.0	$20.0	$39.8	$20.3	$60.1

Change in plan assets
Fair value of plan assets at the beginning of the year	$19.3	$8.1	$27.4	$13.7	$5.8	$19.5
Actual return on plan assets	0.5	1.5	2.0	0.2	0.6	0.8
Benefits paid from plan assets	(40.9)	(0.8)	(41.7)	(5.5)	(0.4)	(5.9)
Employer contributions	21.1	2.1	23.2	10.9	2.0	12.9
Translation gain (loss)	—	(0.9)	(0.9)	—	0.1	0.1

Fair value of plan assets at the end of the year	$—	$10.0	$10.0	$19.3	$8.1	$27.4

	December 31,
	2005			2004
	U.S. Pension Plans	Foreign Pension Plans	Total	U.S. Pension Plans	Foreign Pension Plans	Total
Net amount recognized
Funded status	$—	$(13.5)	$(13.5)	$(20.5)	$(15.6)	$(36.1)
Unrecognized prior service cost	—	1.1	1.1	—	1.5	1.5

Net amount recognized	$—	$(12.4)	$(12.4)	$(20.5)	$(14.1)	$(34.6)

Amounts recognized in the statement of financial position
Accrued benefit liability	$—	$(1.9)	$(1.9)	$(20.5)	$(1.6)	$(22.1)
Other long-term liabilities	—	(10.5)	(10.5)	—	(12.5)	(12.5)

Net amount recognized	$—	$(12.4)	$(12.4)	$(20.5)	$(14.1)	$(34.6)

Weighted average assumptions at the end of the year
Discount rate	0.00%	4.39%		4.86%	4.32%
Rate of compensation increase	0.0%	3.35%		0.0%	3.07%

The assets of the Company’s Grandfathered Plan were invested in short-term fixed income securities at December 31, 2004. As of December 31, 2005 and 2004, respectively, the assets of the Company’s foreign plans were invested in 46% and 39% equity securities, 43% and 48% debt securities and 11% and 13% in other investments, which included investment contracts and other short-term investments. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the current economic environment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $20.2 million, $18.7 million, and $7.4 million, respectively, as of December 31, 2005 and $60.6 million, $59.0 million, and $25.3 million, respectively as of December 31, 2004.

The expected benefits for the Company’s defined benefit plans by year from 2006 through 2010 and the five years thereafter are as follows (in millions):

Expected benefit payments
2006	$1.9
2007	0.9
2008	1.0
2009	1.4
2010	1.1
5 years thereafter	9.3

Total	$15.6

The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. The total accrued pension liability was $12.4 million and $34.6 million at December 31, 2005 and 2004, respectively. The Company’s expected contributions to fund the accrued pension liability by year from 2006 through 2010 and the five years thereafter are as follows (in millions):

2006	$3.0
2007	3.0
2008	3.0
2009	3.0
2010	0.4
Thereafter	—

Total	$12.4

Defined Contribution Plans

The Company has a deferred compensation savings plan (“the Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to have a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, up to an additional 50% of the next 6% of employee contributions. The Company recognized $3.8 million, $3.2 million and $3.3 million of expense relating to matching contributions in 2005, 2004 and 2003, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.4 million, $0.2 million and $0.4 million relating to these plans for the years ended 2005, 2004 and 2003, respectively.

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

At December 31, 2005 and 2004, the Company had net outstanding foreign exchange contracts with notional amounts of $11.7 million and $28.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2005 and 2004 (in millions):

	December 31,
	2005 Buy (Sell)	2004 Buy (Sell)
Japanese Yen	$(1.2)	$(3.9)
Euro	(17.2)	(20.0)
Taiwan Dollar	—	(4.5)
Czech Koruna	3.7	—
Slovakia Koruna	3.0	—

	$(11.7)	$(28.4)

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2005, the counterparty on the Company’s foreign exchange contracts is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2005, 2004 and 2003, realized and unrealized foreign currency transaction gains (losses) totaled $(3.5) million, $(4.2) million and $4.6 million, respectively.

Interest Rate Agreements

As a part of the Company’s risk mitigation strategy, from time to time the Company enters into interest rate swap agreements. During the fourth quarter of 2004, the Company entered into a series of thirty interest rate swap agreements with notional amounts ranging from $210.0 million to $12.5 million each. Each interest rate swap agreement is a floating-to-fixed rate agreement based on LIBOR, and has a one-quarter duration prior to expiration. Each quarter, two interest rate swap agreements are in force through September 2008, with separate

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

high quality counterparties to diversify risks. The total notional amount of the two interest rate swap agreements in force as of December 31, 2005 and 2004 was $320.0 million and $420.0 million, respectively. The counterparties on these interest rate swap agreements are highly rated financial institutions.

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

Other

At December 31, 2005, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

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

Series A Cumulative Convertible Redeemable Preferred Stock

The fair value of the Company’s cumulative convertible redeemable preferred stock as of December 31, 2004 was estimated as the sum of the present value of the related future cash flows discounted at a rate for a financial instrument with similar characteristics plus the estimated fair value of the conversion option using the Black Scholes option-pricing model.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows (in millions):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	$—	$—	$80.0	$79.9
Long-term debt, including current portion	(1,067.0)	(1,019.0)	(1,151.8)	(1,156.9)
Foreign currency exchange contracts	(0.2)	(0.2)	(0.1)	(0.1)
Interest rate agreements	3.8	3.8	(0.7)	(0.7)
Series A preferred stock	—	—	(131.1)	(218.8)

Note 15:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2005 (in millions):

Year ending December 31,
2006	$7.0
2007	2.3
2008	1.7
2009	0.9
2010	0.6
Thereafter	1.4

Total (1)	$13.9

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2005, 2004 and 2003 was $7.2 million, $9.2 million, and $13.3 million, respectively.

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

Manufacturing facilities in Slovakia and in the Czech Republic have ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that these facilities were operated by

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

government-owned entities. In each case, these remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The governments of the Czech Republic and Slovakia have agreed to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

financial condition, results of operations or cash flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, results of operations or cash flows.

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Securities Class Action Litigation. During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. Management understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for it.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In June 2003, upon the determination of a special independent committee of the Company’s Board of Directors, the Company elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by the participating issuer defendants. If recoveries totaling less than $1 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that the Company may have against the underwriters of the Company’s initial public offerings.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

AMS Matter. On March 22, 2005, the Company entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement the Company paid AMS $2.4 million in cash upon the signing of the agreement. The Company had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with prejudice and each party will bear its own costs and fees incurred in connection with the litigation. The dismissal occurred shortly after the signing of the agreement. The settlement agreement requires that the Company and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the pending litigation. The arbitration is currently anticipated to be held during the second quarter of 2006. If the arbitrator rules in favor of AMS, the Company will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in favor of the Company, AMS will not be entitled to any additional amounts of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

money from the Company. Each party shall bear its own costs and fees incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator.

The matter originated out of an action filed in October 2003 in Arizona Superior Court by AMS against the Company. The complaint (i) alleged that the Company breached a foundry agreement entered into in 2000 under which AMS was to provide services to the Company, and (ii) claimed tortious interference with contract. The complaint sought approximately $5.8 million in contract damages, plus interest, costs, attorneys’ fees and exemplary damages. The Company plans to vigorously defend itself at the arbitration and believes that it will prevail at the proceeding, although there can be no assurances that this will in fact occur. The Company believes that the outcome will not have a material adverse effect on its consolidated financial condition, results of operation or cash flows.

Other Matters. On September 30, 2005, the Company entered into a settlement agreement with one of its customers and one of their customers, resolving a potential claim against the Company for costs incurred in remedying certain alleged failures of products purchased directly or indirectly from the Company. The potential claim, which was estimated by the Company’s customer to aggregate approximately $31.2 million. Under the settlement agreement, the Company agreed to pay its customer’s customer $2.5 million in cash and each party agreed to bear its own costs and expenses in connection with the claim. At the same time, the Company entered into separate agreements with its customer, in part as a result of the claim and in part in an effort to increase the Company’s business with the customer, pursuant to which the Company agreed to (i) provide certain rebates to the customer for products and services purchased from the Company by them for a period of five years beginning October 1, 2005, and (ii) rebate not less than $2.5 million in cash (regardless of actual purchases) no later than September 25, 2006. The amounts were considered to be warranty claims resulting in a warranty expense of $5.0 million during the year ended December 31, 2005.

Note 16:    Related Party Transactions

As described in Note 1: Background and Basis of Presentation, On August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of December 31, 2005, TPG owned approximately 53% of the Company’s outstanding shares of common stock.

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

During 2004 the Company incurred approximately $0.2 million of costs and expenses on behalf of TPG in connection with the March 2004 registration with the Securities and Exchange Commission of approximately 111.8 million shares of the Company’s common stock, which are owned by TPG. During 2005, the Company incurred $0.3 million of costs and expenses associated with the conversion of the redeemable preferred stock held by TPG into approximately 49.4 million shares of the Company’s common stock and the issuance of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

approximately 3.9 million shares of the Company’s common stock to TPG for the related inducement, as described in Note 9: “Redeemable Preferred Stock”.

During 2003, Motorola sold its shares of the Company’s common stock it obtained as a result of the recapitalization (described in Note 1: Background and Basis of Presentation) and is no longer a related party. Therefore, related party activities between the Company and Motorola are presented as follows (in millions) only for the year ended December 31, 2003 when Motorola was a related party:

Year ended December 31, 2003
Cash paid for:
Purchases of manufacturing services from Motorola	$8.9

Cost of other services, rent and equipment purchased from Motorola	$0.8

Cash received for:
Freight sharing agreement with Motorola	$—

Rental of property and equipment to Motorola	$5.6

Product sales to Motorola	$74.9

Note 17:    Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2005	2004	2003
Non-cash financing activities:
Equipment acquired through capital leases	$6.2	$7.6	$6.6
Cash (received) paid for:
Interest income	$(5.5)	$(2.3)	$(2.4)
Interest expense	51.4	103.1	146.1
Income taxes	4.8	4.5	2.5

For the year ended December 31, 2005, purchases of property, plant and equipment did not include $22.3 million of purchases that remained unpaid in accounts payable as of December 31, 2005.

On November 10, 2005, the Company’s preferred stock was converted into approximately 49.4 million shares of the Company’s common stock with approximately 3.9 million additional shares of the Company’s common stock issued to induce the conversion. See “Note 9: Redeemable Preferred Stock” for further discussion. The preferred stock had a book value of $131.1 million as of December 31, 2004. The fair value of the inducement shares on November 10, 2005 was $20.4 million.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company re-evaluated its segment disclosures in 2004 in light of EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (see Note 3: Significant Accounting Policies). Also, in December 2004 the Company announced the alignment of new divisions in order to gain maximum efficiencies in market and production processes. The Company’s reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent management’s view of the Company’s businesses and inform how it evaluates the progress of its major components. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. The standard logic product unit, however, whose results are included in our Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $107.1 million in 2005 and $89.7 million in 2004.

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

In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. The expenses of these groups are allocated to the operating segments based on specific and general criteria and are included in the operating results reported below. The aggregate amount of the Company’s goodwill balance of $77.3 million as of December 31, 2005 and 2004 relates to the Analog Products Group. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which includes corporate research and development costs, unallocated inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any product segment.

Information about segments for the years ended December 31, 2005 and December 31, 2004 are as follows, in millions (corresponding information for the year ended December 31, 2003 is not included because it would be impractical to do so as operating expenses were not allocated in the same manner or detail that would allow for comparable disclosure):

	Integrated Power Group	Analog Products Group	Total
Year ended December 31, 2005:
Revenues from external customers	$700.0	$560.6	$1,260.6
Segment operating income	$122.4	$109.0	$231.4

Year ended December 31, 2004:
Revenues from external customers	$705.5	$561.4	$1,266.9
Segment operating income	$103.1	$93.4	$196.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues from external customers for the Integrated Power Group and for the Analog Products Group for the year ended December 31, 2003 were $575.3 million and $493.8 million, respectively.

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

	Year Ended
	December 31, 2005	December 31, 2004
Operating income for reportable segments	$231.4	$196.5
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(19.6)
Other unallocated manufacturing costs	(51.8)	(11.5)
Other unallocated operating expenses	(8.7)	(15.5)

Operating income	$167.6	$149.9

The increase in other unallocated manufacturing costs from $11.5 million in 2004 to $51.8 million in 2005 was due primarily to manufacturing costs the Company continued to incur at the East Greenwich, Rhode Island manufacturing facility in 2005 beyond the original anticipated closure date of that facility, which were not allocated to the reportable segments. As discussed previously, the closure of the East Greenwich facility was completed in the fourth quarter of 2005 and all of the production from this facility was transferred to lower cost manufacturing facilities.

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Year ended December 31,
	2005	2004	2003
United States	$294.8	$343.4	$317.6
The Other Americas	4.2	4.1	4.0
United Kingdom	206.7	116.4	37.0
The Other Europe	0.1	92.7	152.3
Hong Kong	427.2	361.7	252.6
Singapore	142.4	151.3	123.2
The Other Asia/Pacific	185.2	197.3	182.4

	$1,260.6	$1,266.9	$1,069.1

	Year ended December 31,
	2005	2004	2003
Power Management and Standard Analog	$373.2	$381.3	$333.4
MOS Power Devices	223.2	235.0	152.5
High Frequency Clock and Data Management	80.3	90.4	80.5
Standard Components	583.9	560.2	502.7

	$1,260.6	$1,266.9	$1,069.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2005	2004
China	$110.6	$116.9
United States	77.1	91.6
Europe	85.6	88.6
Malaysia	74.3	72.4
Japan	64.3	75.0
The Other Asia/Pacific	25.7	25.2
The Other Americas	0.9	2.3

	$438.5	$472.0

Sales to Motorola and two other customers accounted for approximately 10%, 9%, and 13%, respectively of the Company’s revenue during 2005 compared to approximately 8%, 9% and 12%, respectively during 2004 and approximately 7%, 9% and 13%, respectively during 2003.

ON SEMICONDUCTOR CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information for 2005 and 2004 follows (in millions, except per share data):

	Quarter ended 2005
	April 1	July 1	September 30	December 31 (4) (5) (6)
Revenues	$302.4	$302.8	$313.6	$341.8
Gross profit	96.2	98.5	104.1	119.7
Net income before cumulative effect of accounting change	14.8	18.5	23.5	46.7
Net income	14.8	18.5	23.5	43.8
Diluted net income before cumulative effect of accounting change per common share	$0.04	$0.05	$0.06	$0.08
Diluted net income per common share	$0.04	$0.05	$0.06	$0.07

	Quarter ended 2004
	April 2 (1)	July 2 (2)	October 1	December 31 (3)
Revenues	$308.2	$333.5	$318.4	$306.8
Gross profit	95.9	112.4	103.0	98.6
Net income (loss)	(47.6)	(3.5)	15.7	(88.3)
Diluted net income (loss) per common share	$(0.23)	$(0.02)	$0.04	$(0.36)

(1)	In February 2004, the Company completed a public offering of common stock resulting in net proceeds of $227.7 million. The net proceeds were used to redeem $70.0 million outstanding principal amount of the first-lien senior secured notes and $105 million outstanding principal amount of the second-lien senior secured notes. See Note 10, “Common Stock” for further details of the offering costs and use of proceeds. In March 2004, the Company recorded net charges from restructuring, asset impairments and other of $13.1 million. The charges included $12.0 million of loss on sale of fixed assets, $1.0 million to cover employee separation costs and $0.1 million of exit costs.
(2)	In April 2004, the Company commenced a cash tender offer for all of its outstanding 12% Senior Subordinated Notes. The Company redeemed the total $260.0 million due on the notes at 106% of par value, using cash and cash equivalents. In order to finance the offer, the Company issued $260.0 million in zero coupon convertible senior subordinated notes due 2024 and cash on hand. In June 2004, the Company recorded $2.3 million in net restructuring, asset impairment and other charges. These charges include $2.1 million of employee separation charges, $0.2 million charge to cover costs associated with the separation of one of the Company’s executive officers and $0.2 million in exit costs. These charges were offset by the reversal of $1.6 million in charges associated with the December 2002 restructuring program for a net charge of $0.9 million for the quarter. See Note 5, “Restructuring, Asset Impairments and Other, net” for details of the reserve adjustments.
(3)	During the fourth quarter of 2004, the Company recorded net restructuring, asset impairment and other charges of $5.6 million which include $3.3 million of asset impairments associated with the Company’s restructuring programs, $1.9 million of exit costs, and $0.4 million of employee separation charges. In December 2004, the Company refinanced $645.5 million of term loans under its senior bank facilities, replacing $320.5 million of its tranche F term loan facility with $645.5 million of a tranche G term loan facility. Proceeds from the tranche G term loan facility were used to prepay $130.0 million principal outstanding of the first-lien senior secured notes due 2010 and $195.0 million principal outstanding of the second-lien senior secured notes due 2008. In connection with this refinancing, the Company incurred $96.3 million for loss on debt prepayment which was comprised of $67.2 million in redemption premiums, $26.2 million in capitalized closing costs and unamortized debt discounts that were written off, $2.7 million of arrangement fees, dealer manager fees and incentive fees, and $0.2 million of expenses to third parties.

ON SEMICONDUCTOR CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — Continued

(4)	In 2005, the Company adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The impact of the adoption of FIN 47 to the Company’s financial condition and results of operations for the quarter and year ended December 31, 2005 was a charge of $2.9 million, net of an income tax benefit of $0.3 million.
(5)	Diluted net income per common share before and after cumulative effect of accounting change for the quarter ended December 31, 2005 included the dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million. On November 10, 2005, the Company entered into a Conversion and Termination Agreement with TPG to convert the preferred stock into 49,364,080 shares of common stock. Additionally, the Company issued 3,949,126 shares of common stock to TPG to induce the conversion of the preferred stock, which had a fair value of $20.4 million at the date of conversion.
(6)	Net income for the quarter ended December 31, 2005 includes an income tax benefit of $4.8 million comprised of the reversal of $9.7 million of previously accrued income taxes for anticipated audit issues and the reversal of $2.7 million valuation allowance against deferred tax assets for our Japanese subsidiary that returned to profitability, partially offset by $7.6 million of new reserves for potential liabilities in foreign taxing jurisdictions.

ON SEMICONDUCTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Writeoffs		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2003	$1.9	$0.5	$—		$—		$2.4

Year ended December 31, 2004	$2.4	$—	$—		$—		$2.4

Year ended December 31, 2005	$2.4	$2.0	$—		$—		$4.4	(3)

Allowance for deferred tax assets
Year ended December 31, 2003	$564.4	$72.4	$(0.6	)(1)	$—		$636.2

Year ended December 31, 2004	$636.2	$54.8	$3.6	(2)	$—		$694.6

Year ended December 31, 2005	$694.6	$—	$2.2	(2)	$(27.6	)(5)	$669.2

Allowance for tax receivables
Year ended December 31, 2003	$—	$—	$—		$—		$—

Year ended December 31, 2004	$—	$9.9	$—		$—		$9.9

Year ended December 31, 2005	$9.9	$0.1	$(0.7	)(4)	$—		$9.3

(1)	Primarily represents the valuation allowance related to the additional minimum pension liability and effects of cash flow hedges recorded in accumulated other comprehensive loss, partially offset by the valuation allowance related to the cumulative effect of accounting change in 2003 and to the tax benefit for stock options.
(2)	Represents the valuation allowance related to the tax benefit for stock options.
(3)	The allowance for doubtful accounts as of December 31, 2005 includes $1.6 million of reserves against receivables that are expected to be collected after 2006 and are included in other assets on the consolidated balance sheet.
(4)	Represents the change due to fluctuations of foreign currency values.
(5)	Represents the change in valuation allowance related to the decrease in deferred tax assets, primarily in the United States.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

3.1(a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation as of August 1, 2002 (incorporated by reference from Exhibit 3.1(a) of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)

3.1(b)	Certificate of Elimination of ON Semiconductor Corporation relating to the Certificate of Designations with respect to the Series A Cumulative Convertible Preferred Stock(1)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.2 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005(1)

4.4	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.5	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.	Exhibit Description

4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SMG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between the ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.12	Conversion and Termination Agreement dated November 10, 2005, by and between ON Semiconductor Corporation and TPG ON Holdings LLC, to convert the Company’s Series A Cumulative Preferred Stock owned by TPG into approximately 49 million shares of common stock (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on November 15, 2005)

10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No.1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent(1)

Exhibit No.	Exhibit Description

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7	Declaration of Reciprocal Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

Exhibit No.	Exhibit Description

10.10(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(d)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(f)	Performance Based Stock Option Agreement (Peter Green) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(g)	Performance Based Stock Option Agreement (Larry Sims) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.4 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(h)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(i)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.11	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.12	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.13	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.14(a)	Loan Facility Agreement, between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China, Leshan City Branch, for loan in an amount up to $20 million, dated November 17, 2000 (incorporated by reference from Exhibit 10.1 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14(b)	Letter for Loan Extension Application for a loan in an amount up to $20 million, dated November 5, 2003, from Leshan-Phoenix Semiconductor Co. Ltd. to ICBC, Leshan City Branch (incorporated by reference from Exhibit 10.32(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

10.14(c)	Loans Renewal Agreement between Leshan Phoenix Semiconductor Co. Ltd. and Industrial and Commercial Bank of China, Leshan City Branch for a loan in an amount up to $20 million, dated March 5, 2004 Branch (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

Exhibit No.	Exhibit Description

10.14(d)	Supplemental Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and Industrial & Commercial Bank of China dated July 14, 2005, amending and supplementing a related Loan Facility Agreement dated November 17, 2000 (incorporated by reference from Exhibit 10.3 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)

10.15(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.16(a)	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.16(b)	Amendment No. 1 to Employment Agreement for William Bradford, executed on March 20, 2003, by and between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.39(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.17	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended on November 5, 2004 between SCG (China) Holding Corporation and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.27 of Fourth Quarter 2004 Form 10-K filed with the Commission on March 31, 2005)

10.18(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.18(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)(2)

10.18(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003(1)(2)

10.18(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)(2)

10.18(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 17, 2006)(2)

10.19(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

Exhibit No.	Exhibit Description

10.19(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.20(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.20(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.21	Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.56 of Fourth Quarter 2002 Form 10-K filed with the Commission on March 25, 2003)

10.22	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on May 27, 2005)(2)

10.23	Letter Agreement relating to the employment of Peter Zdebel, dated as of March 31, 2003, by and between Semiconductor Components Industries, LLC and Peter Zdebel (incorporated by reference from Exhibit 10.58 to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.24	Amendment and Restatement Agreement, dated as of February 6, 2006 among ON Semiconductor Corporation (“Holdings”), Semiconductor Components Industries, LLC (“Borrower”), the lendors party hereto, and JPMorgan Chase Bank, N.A. as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of December 23, 2004 and as amended as of November 4, 2005, among Holdings, the Borrower, the lenders party thereto, and the administrative agent(1)

10.25	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of February 6, 2006, among ON Semiconductor Corporation, Semiconductor Component Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank, N.A. as administrative agent (Exhibit A to the Amendment and Restatement Agreement filed as Exhibit 10.24 hereto)(1)

10.26	Reaffirmation Agreement, dated as of February 6, 2006 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, N.A. as administrative agent, issuing bank and collateral agent for the benefit of the lenders(1)

Exhibit No.	Exhibit Description

10.27(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.27(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)

10.27(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.27(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.28	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on May 27, 2005)(2)

14	ON Semiconductor Corporation Code of Business Conduct effective as of September 19, 2005 (incorporated by reference from Exhibit 14 to the Corporation’s Form 8-K filed with the Commission on September 20, 2005)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

