Form 10-Q
period 2006-03-31
ON SEMICONDUCTOR CORP
filed 2006-04-27
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

(Commission File Number) 000-30419

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

Large accelerated filer  ☐                            Accelerated filer  ☒                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 20, 2006:

Class	Number of Shares
Common Stock; $.01 par value	323,187,367

i

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$251.3	$233.3
Receivables, net	178.3	160.2
Inventories, net	175.1	169.5
Other current assets	36.2	29.9
Deferred income taxes	4.4	7.4

Total current assets	645.3	600.3
Property, plant and equipment, net	450.0	438.5
Deferred income taxes	1.6	—
Goodwill	77.3	77.3
Other assets	36.8	32.4

Total assets	$1,211.0	$1,148.5

Liabilities, Minority Interests and Stockholders’ Deficit
Accounts payable	$132.1	$137.3
Accrued expenses	90.7	83.9
Income taxes payable	4.5	5.5
Accrued interest	1.3	0.6
Deferred income on sales to distributors	113.2	97.1
Current portion of long-term debt	52.3	73.9

Total current liabilities	394.1	398.3
Long-term debt	1,009.7	993.1
Other long-term liabilities	31.6	31.4
Deferred income taxes	—	1.2

Total liabilities	1,435.4	1,424.0

Commitments and contingencies (See Note 10)

Minority interests in consolidated subsidiaries	25.3	24.8

Common stock ($0.01 par value, 500,000,000 shares authorized, 312,488,158 and 310,637,499 shares issued and outstanding)	3.1	3.1
Additional paid-in capital	1,260.4	1,252.7
Accumulated other comprehensive income	3.2	0.7
Accumulated deficit	(1,516.4)	(1,556.8)

Total stockholders’ deficit	(249.7)	(300.3)

Total liabilities, minority interests and stockholders’ deficit	$1,211.0	$1,148.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	March 31, 2006	April 1, 2005
Revenues	$334.0	$302.4
Cost of revenues	216.3	206.2

Gross profit	117.7	96.2

Operating expenses:
Research and development	23.6	23.1
Selling and marketing	21.0	19.3
General and administrative	20.2	20.4
Restructuring, asset impairments and other, net	—	1.1

Total operating expenses	64.8	63.9

Operating income	52.9	32.3

Other income (expenses), net:
Interest expense	(13.0)	(14.6)
Interest income	2.0	0.9
Other	1.0	(1.0)

Other income (expenses), net	(10.0)	(14.7)

Income before income taxes and minority interests	42.9	17.6
Income tax provision	(2.0)	(1.8)
Minority interests	(0.5)	(1.0)

Net income	40.4	14.8
Less: Accretion to redemption value of convertible redeemable preferred stock	—	0.1
Less: Convertible redeemable preferred stock dividends	—	(2.6)
Less: Allocation of undistributed earnings to preferred stockholders	—	(1.9)

Net income applicable to common stock	$40.4	$10.4

Comprehensive income:
Net income	$40.4	$14.8
Foreign currency translation adjustments	1.1	(0.7)
Effects of cash flows hedges	1.4	3.6
Unrealized losses on deferred compensation plan investments	—	(0.2)

Comprehensive income:	$42.9	$17.5

Income per common share:
Basic:	$0.13	$0.04

Diluted:	$0.12	$0.04

Weighted average common shares outstanding:
Basic	311.8	255.0

Diluted	346.4	287.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net income	$40.4	$14.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.5	25.1
Gain on sale of fixed assets	—	(0.5)
Amortization of debt issuance costs	0.6	0.5
Provision for excess inventories	2.5	3.1
Non-cash interest on junior subordinated note payable	—	3.9
Non-cash stock compensation expense	1.9	—
Deferred income taxes	0.4	(2.2)
Other	(1.0)	0.7
Changes in assets and liabilities:
Receivables	(18.1)	(20.2)
Inventories	(8.1)	14.5
Other assets	(9.1)	3.1
Accounts payable	(4.9)	(13.3)
Accrued expenses	6.5	5.9
Income taxes payable	(1.0)	1.7
Accrued interest	0.7	(0.8)
Deferred income on sales to distributors	16.1	0.2
Other long-term liabilities	0.1	(0.3)

Net cash provided by operating activities	50.5	36.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(31.7)	(9.0)
Funds deposited for purchases of property, plant and equipment	(1.6)	—
Proceeds from sales of property, plant and equipment	0.2	0.7
Purchases of held-to-maturity securities	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	8.3
Proceeds from sales of available-for-sale securities	2.3	63.9

Net cash provided by (used in) investing activities	(30.8)	45.7

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	0.5	0.5
Proceeds from stock option exercises	5.2	0.5
Payment of capital lease obligations	(1.7)	(1.8)
Payment of debt issuance and amendment costs	(1.4)	(0.2)
Dividend to minority shareholder of consolidated subsidiary	—	(1.5)
Repayment of long-term debt	(4.6)	(7.6)

Net cash used in financing activities	(2.0)	(10.1)

Effect of exchange rate changes on cash and cash equivalents	0.3	—

Net increase in cash and cash equivalents	18.0	71.8
Cash and cash equivalents, beginning of period	233.3	105.7

Cash and cash equivalents, end of period	$251.3	$177.5

See accompanying notes to consolidated financial statements

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

The accompanying unaudited financial statements as of March 31, 2006, and for the quarter ended March 31, 2006 and April 1, 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Note 2: Liquidity

During the quarter ended March 31, 2006, the Company reported net income of $40.4 million compared to $14.8 million for the quarter ended April 1, 2005. The Company’s net income included charges of $1.1 million from restructuring, asset impairments and other, net for the quarter ended April 1, 2005. Net cash provided by operating activities was $50.5 million for the quarter ended March 31, 2006, as compared to $36.2 million for the quarter ended April 1, 2005.

At March 31, 2006, the Company had $251.3 million in cash and cash equivalents, net working capital of $251.2 million, term and revolving debt of $1,062.0 million in the aggregate and a stockholders’ deficit of $249.7 million. The Company’s long-term debt includes $637.3 million under its senior bank facilities; $260.0 million of its zero coupon convertible senior subordinated notes due 2024; $95.0 million under a 1.875% senior subordinated note due 2025; $33.2 million under a loan facility with a Chinese bank due 2006 through 2013; $14.2 million under a note payable to a Japanese bank due 2006 through 2010; $14.0 million under a loan facility with a Chinese bank due 2006 through 2007; and $8.3 million of capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements as of March 31, 2006 and expects to remain in compliance over the next twelve months.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

If the Company fails to generate sufficient cash from operations, it may need to sell additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be on terms acceptable to the Company. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through March 31, 2007. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, restructuring charges, tax reserves and pension obligations; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

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

Allowance for Doubtful Accounts

The Company provides unsecured credit terms to its customers in the normal course of business. Accordingly, the Company maintains an allowance for doubtful accounts for possible losses on uncollectible accounts receivable. The Company routinely analyzes accounts receivable and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

term changes when evaluating adequacy of the allowance for doubtful accounts. For uncollectible accounts receivable the Company records a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management’s approval. Generally, realized losses have been within the range of management’s expectations.

Approximately 17% of the Company’s revenues for the first quarter of 2006 are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter ended March 31, 2006, the Company’s revenues from Delphi accounted for less than 3% of its total revenues and approximately $5.4 million of its receivables due from Delphi as of March 31, 2006 are subject to collection pending resolution of the reorganization proceedings.

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

In 2005, management committed to a plan to sell approximately 42 acres of land and three buildings located at its corporate headquarters in Phoenix, Arizona, as well as one of its two buildings at its East Greenwich, Rhode Island facility. The remainder of the Phoenix site will continue to function as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility. The remaining building in Rhode Island will continue to function as a design center and research and development facility. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

property and buildings are currently being marketed for sale with a list price of between $24 million and $27 million. The net book value of the land and buildings of $3.0 million has been classified as held for sale and included in other current assets as of December 31, 2005 and March 31, 2006.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry). When the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the net carrying value of the Cherry Goodwill was $77.3 million, which included $18.4 million of accumulated amortization. Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $11.9 million and $11.4 million at March 31, 2006 and December 31, 2005, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R are effective for the Company beginning in the quarter ended March 31, 2006.

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of March 31, 2006, the Company had no unvested awards with market or performance conditions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these liabilities ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Additionally, the Company reviews the collectibility of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income within stockholders’ equity deficit.

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of March 31, 2006 was 6.1%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (“FIN 47”) effective December 31, 2005. As a result of the adoption of FIN 47, the Company recorded a $2.9 million net charge for the cumulative effect of accounting change in the fourth quarter of 2005.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable.

Note 4: Subsequent Events

Effective April 5, 2006, SCI LLC entered into an asset purchase agreement with LSI Logic Corporation (“LSI”). Under the terms of the purchase agreement, SCI LLC will purchase LSI’s Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intellectual property, other specified manufacturing equipment and related information. The assets to be purchased include an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. Pursuant to the purchase agreement, SCI LLC will offer employment to substantially all of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

LSI’s manufacturing employees currently working at the Gresham facility. At the closing of the transaction, SCI LLC will enter into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement.

The aggregate purchase price for the acquired assets is approximately $105 million. In connection with the execution of the purchase agreement, the Company paid LSI a deposit of $10.5 million. In addition, the purchase agreement obligates SCI LLC to pay $79.5 million at the closing of the transaction and the remaining balance within 90 days thereafter. The transaction is expected to close after the satisfaction or waiver of all conditions set forth in the purchase agreement, including any necessary regulatory approvals, which is expected to occur during May of 2006.

To finance a portion of the purchase, the Company completed a public offering on April 6, 2006, of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) of its common stock at a price of $7.00 per share. The net proceeds from this offering received by the Company were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million.

Note 5: Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were not completed by December 31, 2005, is as follows (in millions):

June 2005 Restructuring Program

Cumulative charges of $3.4 million have been incurred as of March 31, 2006, related to the June 2005 restructuring program. In June 2005, the Company recorded $3.4 million of employee separation charges, which included $2.2 million related to general worldwide work force reductions of approximately 60 employees. These headcount reductions were initiated for cost savings purposes. The remaining $1.2 million of employee separation charges related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations, which supports the standard components product line, from Malaysia to the United States. As of March 31, 2006, there were 75 employees remaining to be terminated under the June 2005 restructuring program. All terminations and associated severance payments related to these charges are expected to be completed during the fourth quarter of 2006. The Company does not expect any additional charges related to the June 2005 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Restructuring:
Cash employee separation charges:
Quarter ended March 31, 2006	$1.5	$—	$(0.2)	$—	$1.3

December 2003 Restructuring Program

Cumulative charges of $8.2 million offset by adjustments of $0.8 million have been incurred as of March 31, 2006, related to the December 2003 restructuring program. This includes $7.0 million of employee separation costs (partially offset by $0.7 million of adjustments) and $1.2 million of cash exit costs (partially offset by $0.1 million of adjustments).

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The employee separation costs of $7.0 million (partially offset by $0.7 million of adjustments) reflect the phase-out of manufacturing operations at the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic, that was announced in November 2003, and further reductions in general and administrative staffing levels in the United States and Western Europe for cost savings purposes. The employee separation charges for East Greenwich totaled $3.8 million (partially offset by $0.8 million of adjustments) for approximately 325 employees, of which $0.1 million remained unpaid for three employees remaining to be terminated as of March 31, 2006 which is expected to occur during the second quarter of 2006. The Company’s East Greenwich, Rhode Island manufacturing facility supports the Company’s Analog Product Group.

The Czech Republic employee separation charge for approximately 460 employees totaled $2.3 million (partially increased by $0.1 million of adjustments). All terminations and associated severance payments related to this charge have been completed.

The reduction in general and administrative functions in the United States and Europe totaled $0.9 million for 10 employees of which $0.1 million remained unpaid for one employee remaining to be terminated as of March 31, 2006. This termination and associated severance payments are expected to be completed by the fourth quarter of 2006.

The cash exit costs of $1.2 million (partially offset by $0.1 million of adjustments) include lease and contract termination costs incurred in connection with the consolidation of sales, distribution and administrative facilities in North America as well as charges related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island. All associated payments related to these exit costs have been completed.

The Company does not expect any additional charges related to the December 2003 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Restructuring:
Cash employee separation charges:
Quarter ended March 31, 2006	$0.4	$—	$(0.2)	$—	$0.2

December 2002 Restructuring Program

Cumulative charges since 2002 of $11.9 million, offset by adjustments of $2.0 million, have been incurred through March 31, 2006, related to the December 2002 restructuring program. This includes $10.1 million for employee separation costs (partially offset by $2.0 million of adjustments) relating to the termination of approximately 300 employees and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and impacted both manufacturing and non-manufacturing personnel mainly in the United States. These headcount reductions were initiated for cost savings purposes. The $2.0 million of adjustments were primarily made for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems. As of March 31, 2006, there were 5 employees remaining to be terminated during 2006, and the related unpaid severance payments of $0.2 million are expected to be settled by June 2006.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not expect any additional charges related to the December 2002 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Restructuring:
Cash employee separation charges:
Quarter ended March 31, 2006	$0.2	$—	$—	$—	$0.2

March 2002 Restructuring Program

Cumulative charges of $7.2 million and additional charges from adjustments of $0.5 million have been incurred as of March 31, 2006, related to the March 2002 restructuring program. This includes approximately $5.0 million attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia for cost savings purposes. The relocation of these functions was completed in 2003. The remaining $2.2 million related to reductions in selling, general and administrative personnel primarily in the U.S, which included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. Subsequent to March 2002, the Company recorded an additional $0.5 million in employee separation costs relating to the relocation of the administrative functions in Toulouse, France based on the Company’s estimate of costs to complete the activity at the times the adjustments were recorded. As of December 31, 2005, all employees had been terminated under this program and the remaining liability relating to this restructuring of $0.2 million as of March 31, 2006 is expected to be paid by December 2006. The Company does not expect any additional charges related to the March 2002 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Restructuring:
Cash employee separation charges:
Quarter ended March 31, 2006	$0.2	$—	$—	$—	$0.2

As of March 31, 2006, the total reserve balance for all restructuring programs of $1.9 million was comprised entirely of employee severance charges.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Balance Sheet Information

Balance sheet information is as follows (in millions):

	March 31, 2006	December 31, 2005
Receivables, net:
Accounts receivable	$181.3	$163.0
Less: Allowance for doubtful accounts	(3.0)	(2.8)

	$178.3	$160.2

Inventories, net:
Raw materials	$19.6	$18.0
Work in process	91.9	88.1
Finished goods	63.6	63.4

	$175.1	$169.5

Property, plant and equipment, net:
Land	$15.1	$14.9
Buildings	338.9	335.9
Machinery and equipment	1,031.4	1,004.2

Total property, plant and equipment	1,385.4	1,355.0
Less: Accumulated depreciation	(935.4)	(916.5)

	$450.0	$438.5

Accrued expenses:
Accrued payroll	$32.0	$31.0
Sales related reserves	33.9	28.7
Restructuring reserves	1.9	2.3
Accrued pension liability	2.0	1.9
Other	20.9	20.0

	$90.7	$83.9

Other comprehensive income:
Foreign currency translation adjustments	$(1.4)	$(2.5)
Net unrealized gains and adjustments related to cash flow hedges	4.6	3.2

	$3.2	$0.7

The activity related to the Company’s warranty reserves for the quarter ended March 31, 2006 is as follows (in millions):

Balance as of December 31, 2005	$4.0
Provision	0.3
Usage	(0.3)
Reserve released	—

Balance as of March 31, 2006	$4.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the quarter ended April 1, 2005 is as follows (in millions):

Balance as of December 31, 2004	$3.0
Provision	0.4
Usage	(0.3)
Reserve released	(0.1)

Balance as of April 1, 2005	$3.0

The Company maintains a defined benefit plan for some of its foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of March 31, 2006 and December 31, 2005, the total accrued pension liability was $12.5 million and $12.4 million, respectively, of which $2.0 million and $1.9 million, respectively, were classified as accrued expenses. The components of the Company’s net periodic pension expense for the quarters ended March 31, 2006, and April 1, 2005 are as follows (in millions):

	Quarter Ended March 31, 2006	Quarter Ended April 1, 2005
	Foreign Pension Plans	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$0.2	$—	$0.3	$0.3
Interest cost	0.3	0.5	0.2	0.7
Expected return on plan assets	(0.1)	—	(0.1)	(0.1)
Amortization of prior service cost	0.1	—	0.1	0.1

Total net periodic pension cost	$0.5	$0.5	$0.5	$1.0

For the quarter ended April 1, 2005, the Company did not incur service cost under the U.S. Pension Plan as benefits under that plan stopped accumulating as of December 31, 2004. Furthermore, the U.S. Pension Plan was terminated and all liabilities had been settled and all plan assets belonging to the U.S. Pension Plan had been used to complete the termination of the U.S. Pension Plan as of December 31, 2005.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	March 31, 2006	December 31, 2005
	Balance	Balance
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.2300% and 7.1875%, respectively	$637.3	$639.1
Revolver	—	—

	637.3	639.1
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025	95.0	95.0
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	14.2	15.4
Loan with a Chinese bank due 2006 through 2007, interest payable quarterly at 5.867% and 5.867%, respectively	14.0	14.0
Loan with a Chinese bank due 2006 through 2013, interest payable semiannually at 6.167% and 6.167%, respectively	33.2	34.4
Capital lease obligations	8.3	9.1

	1,062.0	1,067.0
Less: Current maturities	(52.3)	(73.9)

	$1,009.7	$993.1

Annual maturities relating to the Company’s long-term debt as of March 31, 2006 are as follows (in millions):

Remainder of 2006	$42.0
2007	19.8
2008	12.5
2009 (1)	624.4
2010	264.2
Thereafter	99.1

Total	$1,062.0

(1)	The term loan portion of the Company’s credit facility matures December 15, 2009. However, if the first date on which holders of at least $210.0 million in aggregate principal amount of the Company’s zero coupon convertible senior subordinated notes due 2024 can exercise their “put” right is extended (currently April 10, 2010), the term loan will mature six months prior to such date.

February 2006 Amendment to Senior Bank Facilities

In February 2006, the Company refinanced the term loans under its senior bank facilities to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50%. The amended and restated credit agreement also provided for a step down provision that reduced the interest rate to LIBOR plus 2.25% since the Company maintained a specified credit rating and meets the specified leverage ratio test based on the Company’s 2005 results.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 2006 Amendment to Senior Bank Facilities

The credit agreement relating to the Company’s senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined in the credit agreement) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. In March 2006, the Company obtained an amendment to this provision of the credit agreement, which requires prepayment only at the election of the debt holders. As a result of this amendment, only $0.1 million of the $26.0 million classified as a current maturity as of December 31, 2005 was paid at the election of the debt holders during the first quarter of 2006. Therefore, the remaining $25.9 million was reclassified to long-term debt as of March 31, 2006.

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2025 and the 1.875% convertible senior subordinated notes due 2024 (collectively, “the Notes”). The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, an operating subsidiary, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.

	Issuer
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of March 31, 2006
Cash and cash equivalents	$—	$171.7	$—	$79.6	$—	$251.3
Receivables, net	—	33.4	—	144.9	—	178.3
Inventories, net	—	24.8	—	161.8	(11.5)	175.1
Other current assets	—	9.3	2.4	24.5	—	36.2
Deferred income taxes	—	(2.6)	—	7.0	—	4.4

Total current assets	—	236.6	2.4	417.8	(11.5)	645.3
Property, plant and equipment, net	—	73.2	3.2	373.6	—	450.0
Deferred income taxes	—	2.6	—	(1.0)	—	1.6
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(102.1)	109.0	39.4	24.4	(33.9)	36.8

Total assets	$(102.1)	$429.5	$114.2	$814.8	$(45.4)	$1,211.0

Accounts payable	$—	$23.9	$0.2	$108.0	$—	$132.1
Accrued expenses and other current liabilities	0.5	52.4	1.2	92.8	1.9	148.8
Deferred income on sales to distributors	—	35.4	—	77.8	—	113.2

Total current liabilities	0.5	111.7	1.4	278.6	1.9	394.1
Long-term debt	355.0	634.5	—	20.2	—	1,009.7
Other long-term liabilities	—	17.8	0.5	13.3	—	31.6
Intercompany	(207.9)	(392.2)	180.2	214.2	205.7	—

Total liabilities	147.6	371.8	182.1	526.3	207.6	1,435.4
Minority interests in consolidated subsidiaries	—	—	—	—	25.3	25.3
Stockholders’ equity (deficit)	(249.7)	57.7	(67.9)	288.5	(278.3)	(249.7)

Liabilities, minority interests and stockholders’ equity (deficit)	$(102.1)	$429.5	$114.2	$814.8	$(45.4)	$1,211.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2005
Cash and cash equivalents	$—	$147.0	$—	$86.3	$—	$233.3
Receivables, net	—	29.4	—	130.8	—	160.2
Inventories, net	—	22.0	—	160.4	(12.9)	169.5
Other current assets	—	7.0	2.4	20.5	—	29.9
Deferred income taxes	—	—	—	7.4	—	7.4

Total current assets	—	205.4	2.4	405.4	(12.9)	600.3
Property, plant and equipment, net	—	73.7	3.4	361.4	—	438.5
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(153.1)	66.6	38.8	22.8	57.3	32.4

Total assets	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

Accounts payable	$—	$22.9	$0.5	$113.9	$—	$137.3
Accrued expenses and other current liabilities	—	78.7	1.4	82.1	1.7	163.9
Deferred income on sales to distributors	—	32.4	—	64.7	—	97.1

Total current liabilities	—	134.0	1.9	260.7	1.7	398.3
Long-term debt	355.0	610.4	—	27.7	—	993.1
Other long-term liabilities	—	17.8	0.5	13.1	—	31.4
Deferred income taxes	—	—	—	1.2	—	1.2
Intercompany	(207.8)	(414.7)	174.0	243.0	205.5	—

Total liabilities	147.2	347.5	176.4	545.7	207.2	1,424.0
Minority interests in consolidated subsidiaries	—	—	—	—	24.8	24.8
Stockholders’ equity (deficit)	(300.3)	6.3	(62.6)	243.9	(187.6)	(300.3)

Liabilities, minority interests and stockholders’ equity (deficit)	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended March 31, 2006
Revenues	$—	$111.4	$—	$433.7	$(211.1)	$334.0
Cost of revenues	—	88.5	0.7	339.6	(212.5)	216.3

Gross profit	—	22.9	(0.7)	94.1	1.4	117.7

Research and development	—	4.4	2.9	16.3	—	23.6
Selling and marketing	—	11.4	0.2	9.4	—	21.0
General and administrative	—	1.8	—	18.4	—	20.2

Total operating expenses	—	17.6	3.1	44.1	—	64.8

Operating income (loss)	—	5.3	(3.8)	50.0	1.4	52.9
Interest expense, net	(1.0)	(4.3)	(2.3)	(3.4)	—	(11.0)
Other	—	2.6	—	(1.6)	—	1.0
Equity in earnings	41.4	38.1	0.6	—	(80.1)	—

Income (loss) before income taxes, and minority interests	40.4	41.7	(5.5)	45.0	(78.7)	42.9
Income tax provision	—	(0.6)	—	(1.4)	—	(2.0)
Minority interests	—	—	—	—	(0.5)	(0.5)

Net income (loss)	$40.4	$41.1	$(5.5)	$43.6	$(79.2)	$40.4

Net cash provided by operating activities	$—	$34.1	$—	$16.4	$—	$50.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(9.1)	—	(22.6)	—	(31.7)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.6)	—	(1.6)
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	0.2	—	—	—	0.2

Net cash used in investing activities	—	(6.6)	—	(24.2)	—	(30.8)

Cash flows from financing activities:
Intercompany loans	—	(73.8)	—	73.8	—	—
Intercompany loan repayments	—	70.1	—	(70.1)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.5	—	—	—	0.5
Proceeds from exercise of stock options	—	5.2	—	—	—	5.2
Payment of capital lease obligation	—	(1.7)	—	—	—	(1.7)
Payment of debt issuance costs	—	(1.4)	—	—	—	(1.4)
Repayment of long term debt	—	(1.7)	—	(2.9)	—	(4.6)

Net cash provided by (used in) financing activities	—	(2.8)	—	0.8	—	(2.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	—	24.7	—	(6.7)	—	18.0
Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$171.7	$—	$79.6	$—	$251.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 1, 2005
Revenues	$—	$110.6	$7.8	$388.2	$(204.2)	$302.4
Cost of revenues	—	96.2	12.7	315.1	(217.8)	206.2

Gross profit	—	14.4	(4.9)	73.1	13.6	96.2

Research and development	—	6.1	2.9	14.1	—	23.1
Selling and marketing	—	10.3	0.3	8.7	—	19.3
General and administrative	—	5.7	0.2	14.5	—	20.4
Restructuring, asset impairments and other, net	—	(0.1)	(0.4)	1.6	—	1.1

Total operating expenses	—	22.0	3.0	38.9	—	63.9

Operating income (loss)	—	(7.6)	(7.9)	34.2	13.6	32.3
Interest expense, net	(0.4)	(5.9)	(2.6)	(4.8)	—	(13.7)
Other	—	(1.0)	—	—	—	(1.0)
Equity in earnings	15.2	27.7	1.5	—	(44.4)	—

Income (loss) before income taxes, and minority interests	14.8	13.2	(9.0)	29.4	(30.8)	17.6
Income tax provision	—	0.5	—	(2.3)	—	(1.8)
Minority interests	—	—	—	—	(1.0)	(1.0)

Net income (loss)	$14.8	$13.7	$(9.0)	$27.1	$(31.8)	$14.8

Net cash provided by (used in) operating activities	$—	$6.2	$(0.7)	$30.7	$—	$36.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(2.5)	—	(6.5)	—	(9.0)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	8.3	—	—	—	8.3
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	—	0.7	—	—	0.7

Net cash provided by (used in) investing activities	—	51.5	0.7	(6.5)	—	45.7

Cash flows from financing activities:
Intercompany loans	—	(70.8)	—	70.8	—	—
Intercompany loan repayments	—	99.8	—	(99.8)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.5	—	—	—	0.5
Proceeds from exercise of stock options and warrants	—	0.5	—	—	—	0.5
Dividends to minority shareholder of consolidated subsidiary	—	2.3	—	(3.8)	—	(1.5)
Equity injections from parent	—	—	2.3	—	—	2.3
Subsidiary declared dividend	—	—	(2.3)	—	—	(2.3)
Payment of capital lease obligation	—	(1.8)	—	—	—	(1.8)
Payment of debt issuance costs	—	(0.2)	—	—	—	(0.2)
Repayment of long term debt	—	(1.6)	—	(6.0)	—	(7.6)

Net cash provided by (used in) financing activities	—	28.7	—	(38.8)	—	(10.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	86.4	—	(14.6)	—	71.8
Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$101.5	$—	$76.0	$—	$177.5

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8: Common Stock

On April 6, 2006, the Company completed a public offering of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by the Company were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million. The Company intends to use the net proceeds to partially fund the purchase of LSI’s Gresham wafer fabrication facility, which has a total purchase price of $105 million. See further discussion in Note 4: Subsequent Events.

Income per share calculations for the quarter ended March 31, 2006 and April 1, 2005, are as follows (in millions, except per share data):

	Quarter Ended
	March 31, 2006	April 1, 2005
Net income	$40.4	$14.8
Less: Accretion to redemption value of convertible redeemable preferred stock	—	0.1
Less: Convertible redeemable preferred stock dividends	—	(2.6)
Less: Allocation of undistributed earnings to preferred shareholders	—	(1.9)

Net income applicable to common stock	40.4	10.4
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	0.4	0.4

Diluted net income applicable to common stock	$40.8	$10.8

Basic weighted average common shares outstanding	311.8	255.0
Add: Incremental shares for :
Dilutive effect of equity based compensation	7.6	6.3
1.875% convertible senior subordinated notes	0.5	—
Convertible redeemable preferred stock	—	—
Convertible zero coupon senior subordinated notes	26.5	26.5

Diluted weighted average common shares outstanding	346.4	287.8

Income per common share
Basic:	$0.13	$0.04

Diluted:	$0.12	$0.04

Basic income per share is computed by dividing net income, adjusted for the accretion to redemption value and dividends related to the Company’s preferred stock during the periods they were outstanding, by the weighted average number of common shares outstanding during the period. In periods in which the Company generated income when the preferred stock was outstanding, the two-class method was used to calculate basic earnings per share whereby net income, adjusted for the accretion to redemption value and dividends related to the Company’s preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Diluted income per share generally would assume the conversion of the preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and upon the assumed conversion of the zero coupon convertible senior subordinated notes. However, since basic earnings per share under the two-class method is lowered due to the allocation of undistributed earnings to preferred stockholders in periods the preferred stock was outstanding, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock is anti-dilutive, and therefore is excluded from the calculation of diluted earnings per share.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded options were 8.7 million and 15.3 million for the quarter ended March 31, 2006 and April 1, 2005, respectively.

For the quarter ended March 31, 2006, the assumed conversion of the 1.875% convertible senior subordinated notes was included in determining diluted earnings per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on an initial conversion price of approximately $7.00 per share. The excess of fair value over par value is convertible into stock. As of March 31, 2006, the closing price of the Company’s common stock was $7.26; thus, the effects of an assumed net share settlement would have been dilutive and therefore were included.

For the assumed conversion of the zero coupon convertible senior subordinated notes, $0.4 million of amortization expense of debt issuance costs for the quarters ended March 31, 2006 and April 1, 2005 was added back to net income to calculate diluted earnings per share.

Note 9: Employee Stock Benefit Plans

Employee Stock Options

The Company adopted the ON Semiconductor 1999 Founders Stock Option Plan (“the 1999 Plan”), which is an incentive plan for key employees, directors and consultants. A total of 11.6 million shares of the Company’s common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan is administered by the Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees, directors and consultants who will receive grants and determine the exercise prices and vesting schedules of the options. Prior to the existence of a public market for the Company’s common stock, the Board of Directors determined fair market value of the share based payment awards to be granted under the 1999 Plan.

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the 2000 Plan which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. As of January 1, 2006 and 2005, the number of shares of the Company’s common stock reserved and available for grant increased by 9.3 million and 7.7 million, respectively to 47.5 million and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

38.2 million, from 30.5 million shares as of December 31, 2004, in accordance with the approved amendments. The 2000 Plan has also been amended to increase the maximum number of options granted to any one participant during a fiscal year from 1.0 million shares to 2.5 million, and to allow the Board of Directors to adopt a program of exchanging underwater options for newly issued options.

Generally, the options granted under both plans vest over a period of four years and have a term of 10 years. Under the 1999 Plan, all outstanding options and under the 2000 Plan certain outstanding options vest automatically upon a change of control, as defined, provided the option holder is employed by the Company on the date of the change in control. Under the 2000 Plan, certain other outstanding options vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after date of termination (one year in the case of death or disability), unless otherwise specified in an option holder’s employment or stock option agreement.

There was an aggregate of 19.0 million and 13.6 million shares of common stock available for grant under both plans at March 31, 2006 and December 31, 2005, respectively.

Share-Based Compensation Information under SFAS No. 123R

The fair value of each option grant in 2005 and thereafter is estimated on the date of grant using a lattice-based option valuation model. In past years, the Company has used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice model uses: 1) an implied volatility curve derived from Heston’s stochastic volatility model and calibrated using a regression analysis instead of a single volatility assumption as used in the Black-Scholes model; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options granted during the quarter ended March 31, 2006 was $2.97 per share and was calculated using the lattice model with the following weighted-average assumptions (annualized percentages):

Quarter Ended March 31, 2006
Volatility	49.0%
Risk-free interest rate	4.7%
Post-vesting forfeiture rate	9.3%
Rate of exercise	28.6%

The Company used implied volatility of market-traded options of the Company’s stock exclusively for the expected volatility assumption input to the lattice model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The Company has historically not declared dividends, thus the dividend yield was assumed to be zero in the lattice model. The post-vesting forfeiture rate and rate of exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively. The rate of exercise indicates the annual rate at which vested, in-the-money options have historically been exercised early.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The lattice model

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The lattice model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the quarter ended March 31, 2006 derived from the lattice model was 4.0 years.

In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 16% in the first quarter of fiscal year 2006 based on historical experience.

The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarter ended March 31, 2006 was $1.33. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Quarter Ended March 31, 2006
Expected life (in years)	0.25
Risk-free interest rate	4.16%
Volatility	44.00%

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the quarter ended March 31, 2006 was comprised as follows (in millions, except per share data):

Quarter Ended March 31, 2006
Cost of revenues	$0.4
Research and development	0.3
Selling and marketing	0.5
General and administrative	0.7

Share-based compensation expense before income taxes	1.9
Related income tax benefits (1)	—

Share-based compensation expense, net of taxes	$1.9

Net share-based compensation expense, per common share:
Basic	$0.01

Diluted	$0.01

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

The Company recorded $0.4 million in share-based compensation expense during the quarter ended March 31, 2006 related to share-based awards granted during the first quarter of 2006. This included expense related to the Employee Stock Purchase Plan of $0.2 million and an immaterial amount of expense related to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

restricted stock units awarded to certain members of the Company’s Board of Directors. The remaining expense of $1.5 million related to share-based awards granted prior to December 31, 2005.

Pro Forma Information under SFAS No. 123 for the quarter ended April 1, 2005

Prior to adopting the provisions of SFAS No. 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS No. 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS No. 123R.

For purposes of pro forma disclosures under SFAS No. 123 for the quarter ended April 1, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the quarter ended April 1, 2005 were as follows (in millions, except per share data):

Quarter Ended April 1, 2005
Net income, as reported	$14.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.6)

Pro-forma net income	11.2
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1
Less: Convertible redeemable preferred stock dividends	(2.6)
Less: Allocation of undistributed earnings to preferred shareholders	(1.3)

Net income applicable to common stock	$7.4

Income per share:
Basic—as reported	$0.04

Basic—pro-forma	$0.03

Diluted—as reported	$0.04

Diluted—pro-forma	$0.03

The fair value of option grants during the respective period was estimated at the date of grant while the fair value of the shares issued under the ON Semiconductor 2000 Employee Stock Purchase Plan was estimated at the beginning of the respective offering periods. The weighted-average Black-Scholes equivalent assumptions for the quarter ended April 1, 2005, for employee stock options are detailed below:

Employee Stock Options	Quarter Ended April 1, 2005
Expected life (in years)	3.81
Risk-free interest rate	3.6%
Volatility	60.0%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of the Employee Stock Purchase Plan shares issued during the quarter ended April 1, 2005 has been calculated using the Black-Scholes option-pricing model with the weighted-average assumptions detailed below:

Employee Stock Purchase Plan	Quarter Ended April 1, 2005
Expected life (in years)	0.25
Risk-free interest rate	2.22%
Volatility	58.0%

The weighted-average estimated fair value of employee stock options granted during the quarter ended April 1, 2005 was $2.25 per share. The weighted-average estimated fair value of the shares issued under the 2000 Employee Stock Purchase Plan during the quarter ended April 1, 2005 was $1.13.

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Quarter Ended March 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money Options)
Outstanding at December 31, 2005	27.6	$4.92
Grants	4.3	6.83
Exercises	(1.7)	3.04
Cancellations, including forfeitures	(0.6)	8.77

Outstanding at March 31, 2006	29.6	$5.24	7.25	$73.0

Exercisable at March 31, 2006	17.2	$5.28	6.08	$47.2

Net stock options, after forfeitures and cancellations, granted during the quarter ended March 31, 2006 and April 1, 2005 represented 1.2% and 1.8% of outstanding shares as of the beginning of each such fiscal quarter, respectively. Total stock options granted during the quarter ended March 31, 2006 and April 1, 2005 represented 1.4% and 2.0% of outstanding shares as of the end of each such fiscal quarter, respectively.

At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $20.8 million, which is expected to be recognized over a weighted average period of 3.1 years. The total share-based compensation cost of stock options capitalized as part of inventory was negligible as of March 31, 2006. The total intrinsic value of stock options exercised during the quarter ended March 31, 2006 was $7.1 million. The Company recorded cash received from the exercise of stock options of $5.2 million and cash from issuance of shares under the Employee Stock Purchase Plan of $0.5 million and no related tax benefits during the quarter ended March 31, 2006. Upon option exercise or completion of a purchase under the Employee Stock Purchase Plan the Company issues new shares of stock.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Additional information about stock options outstanding at March 31, 2006 with exercise prices less than or above $7.26 per share, the closing price at March 31, 2006, follows (number of shares in millions):

	Exerciseable		Unexerciseable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.26	15.3	$4.19	12.4	$5.17	27.7	$4.63
Above $7.26	1.9	$14.24	—	$8.11	1.9	$14.19

Total outstanding	17.2	$5.28	12.4	$5.18	29.6	$5.24

Restricted Stock Units

The Company’s stock compensation plan permits the granting of restricted stock units to eligible employees and non-employee directors at fair market value at the date of the grant. Restricted stock units are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s nonvested restricted stock units as of March 31, 2006, and changes during the quarter ended March 31, 2006.

	Quarter Ended March 31, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2005	—	$—
Granted	0.1	6.83
Vested	—	—
Forfeited	—	—

Nonvested shares of restricted stock units at March 31, 2006	0.1	$6.83

As of March 31, 2006, there was approximately $0.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the plan. The cost is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was immaterial for the quarter ended March 31, 2006. As of March 31, 2006, the Company had approximately 0.1 million restricted stock units outstanding.

Employee Stock Purchase Plans

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the quarter ended March 31, 2006 and the quarter ended April 1, 2005, employees purchased approximately 0.1 million and 0.1 million shares under the plan,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

respectively. Through December 31, 2004, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 8.5 million shares. As of March 31, 2006, there were 3.4 million shares available for issuance under the Employee Stock Purchase Plan.

Note 10: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of March 31, 2006 (in millions):

Remainder of 2006 (1)	$4.9
2007	3.1
2008	2.3
2009	1.8
2010	0.7
Thereafter	1.8

Total	$14.6

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.7 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

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

The Company’s facility in East Greenwich, Rhode Island has adjoining property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a Settlement Agreement and Covenant Not To Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Based on the information available, any costs to the Company in connection with this matter are not expected to be material.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

AMS Matter.    On March 22, 2005, the Company entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement the Company paid AMS $2.4 million in cash upon the signing of the agreement. The Company had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with prejudice and each party will bear its own costs and fees incurred in connection with the litigation. The dismissal occurred shortly after the signing of the agreement. The settlement agreement requires that the Company and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the litigation. The arbitration was held on April 12 through April 14, 2006 and the Company is currently awaiting a ruling by the arbitrator. If the arbitrator rules in favor of AMS, the Company will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in favor of the Company, AMS will not be entitled to any additional amounts of money from the Company. On April 27, 2006, the arbitrator ruled in the Company’s favor. As a result of this ruling, AMS is entitled to no money from the Company regarding this issue. Each party shall bear its own costs and fees incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 11: Related Party Transactions

As described in Note 1: Background and Basis of Presentation, on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of March 31, 2006, TPG owned approximately 53% of the Company’s outstanding shares of common stock.

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

Note 12: Recent Accounting Pronouncements

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

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 155 is not expected to impact its financial condition or results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 13: Segment Information

The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor components. The Company has four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components.

The Company’s reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent management’s view of the Company’s businesses and inform how it evaluates the progress of its major components. The power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. The standard logic product unit, however, whose results are included in our Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $32.1 million and $22.1 million in the quarter ended March 31, 2006 and in the quarter ended April 1, 2005, respectively.

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

In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. The expenses of these groups are allocated to the operating segments based on specific and general criteria and are included in the operating results reported below. The aggregate amount of the Company’s goodwill balance of $77.3 million as of March 31, 2006 and December 31, 2005 relates to the Analog Products Group. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which include corporate research and development costs, inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any product segment.

Information about segments for the quarters ended March 31, 2006 and April 1, 2005 are as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended March 31, 2006:
Revenues from external customers	$181.1	$152.9	$334.0
Segment operating income	$30.8	$35.0	$65.8
Quarter ended April 1, 2005:
Revenues from external customers	$169.3	$133.1	$302.4
Segment operating income	$24.2	$21.0	$45.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

	Quarter ended
	March 31, 2006	April 1, 2005
Operating income for reportable segments	$65.8	$45.2
Unallocated amounts:
Restructuring, asset impairments and other, net	—	(1.1)
Other unallocated manufacturing costs	(12.7)	(9.8)
Other unallocated operating expenses	(0.2)	(2.0)

Operating income	$52.9	$32.3

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Quarter Ended
	March 31, 2006	April 1, 2005
United States	$76.3	$78.1
The Other Americas	0.9	1.2
United Kingdom	55.1	56.7
China	122.7	89.0
Singapore	36.3	33.0
The Other Asia/Pacific	42.7	44.4

Total Revenues	$334.0	$302.4

	Quarter Ended
	March 31, 2006	April 1, 2005
Power Management and Standard Analog	$101.3	$92.2
MOS Power Devices	61.9	51.3
High Frequency Clock and Data Management	19.5	18.8
Standard Components	151.3	140.1

Total Revenues	$334.0	$302.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Property, plant and equipment by geographic location is summarized as follows (in millions):

	March 31, 2006	December 31, 2005
China	$108.1	$110.6
United States	76.3	77.1
Europe	85.1	85.6
Malaysia	80.3	74.3
Japan	69.1	64.3
The Other Asia/Pacific	28.7	25.7
The Other Americas	2.4	0.9

	$450.0	$438.5

Sales to the Company’s three largest customers accounted for approximately 11%, 10% and 9% of the Company’s revenue during the quarter ended March 31, 2006 and 11%, 9% and 8% during the quarter ended April 1, 2005. For the quarter ended March 31, 2006, approximately 60% of revenues from the Company’s largest three customers related to the Integrated Power Group and approximately 40% of revenues related to the Analog Products Group.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 22, 2006. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q.

Executive Overview

This section presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 8% during 2006 through 2008. These are projections and may not be indicative of actual results. Other industry data also indicate that the market for our products has begun to expand after the recent and prolonged downturn.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (“MOS”) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 30,800 products and we shipped approximately 7.6 billion units in the first quarter of 2006 as compared to approximately 6.5 billion units in the first quarter of 2005. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Our reportable segments, under generally accepted accounting principles, are aligned internally as the Integrated Power Group and the Analog Products Group. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog

Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. Our discussion of customers, trends and competitive conditions can generally be aligned accordingly. Our standard logic product unit, however, whose results are included in the Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $32.1 million and $22.1 million for the quarter ended March 31, 2006 and the quarter ended April 1, 2005, respectively. In instances where the characteristics of the standard components product line are significantly impacted by the standard logic product unit, these impacts are addressed separately herein.

We have approximately 170 direct customers worldwide, and we also service approximately 318 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Intel, Motorola, Nokia, Philips, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Texas, China, the Czech Republic, Korea, and France, and we currently operate manufacturing facilities in Arizona, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. We ceased manufacturing operations at our Rhode Island manufacturing facility in the second quarter of 2005 and exited the facility in the fourth quarter of 2005. The Rhode Island manufacturing facility is currently being marketed for sale. In the second quarter of 2005, we announced the transfer of wafer fabrication manufacturing operations from our front end fabrication facility in Malaysia to Arizona. We plan to complete this transfer by the first quarter of 2007 and to maintain the fabrication facility in Malaysia for other manufacturing processes. The transfer from Malaysia to Arizona did not impact our assembly and test operations in Malaysia. We also plan to sell certain unused portions of our property at our corporate headquarters in Arizona and use some of the proceeds from the sale to upgrade portions of our corporate headquarters. We will maintain our headquarters offices and existing manufacturing facilities on the portions of the property that are not for sale.

Effective April 5, 2006, we, through our principal domestic operating subsidiary, SCI LLC, entered into an asset purchase agreement with LSI Logic Corporation (“LSI”) to purchase LSI’s Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intellectual property, other specified manufacturing equipment and related information. The assets to be purchased include an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. Pursuant to the purchase agreement, we will offer employment to substantially all of LSI’s manufacturing employees currently working at the Gresham facility. At the closing of the transaction, we will enter into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement. The aggregate purchase price for the acquired assets is approximately $105 million. The transaction is expected to close after the satisfaction or waiver of all conditions set forth in the purchase agreement. See “Key Financing Events—April 2006 Equity Offering” for further discussion.

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

During the first quarter of 2006, we experienced a decrease in the end market unit demand and price decreases which resulted in decreased revenue compared to our previous quarter. However, we enjoyed growth in bookings during the first quarter with the book to bill ratio above one for the fourth consecutive quarter. We expect price declines during 2006 to be moderate and we will continue to monitor the supply and demand environment to determine if pricing could be held or increased.

Return to Profitability

In the third quarter of 2004 we returned to profitability after 14 consecutive quarters of net losses. We were profitable during each quarter of 2005 and during the first quarter of 2006 as well. Our net income for the quarter ended March 31, 2006, was $40.4 million. This return to profitability was the result of increased demand for our products in the market and cost savings from profitability enhancement programs and restructuring programs, as well as debt refinancing opportunities that have substantially reduced our interest costs.

Cost Savings and Restructuring Activities

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

Our 2004 profitability enhancement program includes the following:

•	The phase out of our manufacturing operations in East Greenwich, Rhode Island, which was announced in December 2003, and our assembly and test operations in the Czech Republic, which was announced in November 2003. We began to realize the full benefit of savings from this program by the end of the fourth quarter of 2005, when the closure of our operations in East Greenwich was completed with all manufacturing equipment decommissioned and removed. During the fourth quarter of 2005, we successfully completed the work related to the decommissioning of the manufacturing building, which is currently being marketed for sale. We expect to incur marginal operating expenses in 2006 to maintain the building until the sale is completed. Overall, we expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings beginning in the first quarter of 2006.

•	In the second quarter of 2004, we evaluated our operations in the Czech Republic and determined certain overhead functions were no longer necessary as a result of our previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. Following the reduction of such overhead functions, we realized approximately $7.7 million of actual cost savings in 2005.

•	In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology infrastructure. As part of the agreement, we sold certain system software modules, resulting in a loss on disposal of assets of $12.0 million. As a result of these actions, starting in the second quarter of 2004, we began to realize approximately $4.0 million of annualized cost savings that reduces our general and administrative expenses due to reduced depreciation expense.

More recently, in the second quarter of 2005, we announced our plan to transfer wafer fabrication operations from our facility in Malaysia to our facility in Arizona by the end of 2006, which will eliminate approximately 80 jobs. Due to the recently increased demand and increased backlog for products sourced out of the Malaysia and Arizona wafer fabrication operations, we expect to continue operating the wafer fabrication facility in Malaysia through the fourth quarter of 2006. As a result of the transfer of wafer fabrication operations from our facility in Malaysia to our facility in Arizona, we expect to realize costs savings of approximately $25.0 million to $30.0 million over the next five years, beginning by the end of 2006. Savings during 2006 are expected to be insignificant due to transition and other costs; however, savings during 2007 are expected to be approximately $7 million.

Although we have production at several locations, we have initiated process improvements and selective capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 133 new products in 2005 and an additional 43 new products in the first quarter of 2006. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity analog, standard component, MOS power and clock and data management products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

In the second half of 2005 we reduced our interest costs by issuing 1.875% convertible senior subordinated notes and using the proceeds from the issuance, along with cash on hand, to repay our junior subordinated note, which carried a significantly higher interest rate than the convertible senior subordinated notes. In November 2005, our outstanding Series A Cumulative Convertible Redeemable Preferred Stock beneficially owned by an affiliate of the Texas Pacific Group (“TPG”) was converted into common stock, which eliminated the accrual of preferred stock dividends. Additionally, in December 2004 and also in February 2006 we refinanced the term loans under our senior bank facilities to reduce the interest rate on the senior bank facilities.

In April 2006 we completed a public offering of 11.2 million shares (which includes 0.7 million shares issued as over-allotments) of our common stock issued approximately at a price of $7.00 per share. The net proceeds of $75.2 million from this offering will be used to partially fund the purchase of LSI’s Gresham, Oregon wafer fabrication facility, which has a total purchase price of $105 million.

The details of each of these financing events are outlined in the following sections. Also, see “Liquidity and Capital Resources” elsewhere in this report and Note 4 “Subsequent Events” and Note 8 “Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Outlook

Not including any increased revenue associated with completing the purchase of the Gresham facility and based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues will be approximately $350 to $355 million in the second quarter of 2006 as compared to revenues of $302.8 million in the second quarter of 2005 and revenues of $334.0 million in the first quarter of 2006. Backlog levels at the beginning of the second quarter of 2006 were up from backlog levels at the beginning of the first quarter of 2006, and represent well over 90 percent of our anticipated second quarter 2006 revenues. We expect average selling prices will be flat to slightly up sequentially in the second quarter of 2006. We also expect that gross margins will improve by between 50 to 100 basis points. Beginning in the first quarter of 2006, we are required to expense stock based compensation in accordance with the adoption of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”. We currently expect this expense to be approximately $2.5 million in the second quarter of 2006.

For the second quarter of 2006, we expect selling and marketing and general and administrative expenses at approximately 12% of revenues and research and development expenses at approximately 7% of revenues. We anticipate that net interest expense will be approximately $11.5 million for the second quarter of 2006. For the second quarter of 2006, and not including any impact associated with completing the purchase of the Gresham facility, we expect cash capital expenditures of approximately $35 million.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended March 31, 2006 and April 1, 2005. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	March 31, 2006	April 1, 2005
Revenues	$334.0	$302.4	$31.6
Cost of revenues	216.3	206.2	10.1

Gross profit	117.7	96.2	21.5

Operating expenses:
Research and development	23.6	23.1	0.5
Selling and marketing	21.0	19.3	1.7
General and administrative	20.2	20.4	(0.2)
Restructuring, asset impairments and other, net	—	1.1	(1.1)

Total operating expenses	64.8	63.9	0.9

Operating income	52.9	32.3	20.6

Other income (expenses), net:
Interest expense	(13.0)	(14.6)	1.6
Interest income	2.0	0.9	1.1
Other	1.0	(1.0)	2.0

Other income (expenses), net	(10.0)	(14.7)	4.7

Income before income taxes and minority interests	42.9	17.6	25.3
Income tax provision	(2.0)	(1.8)	(0.2)
Minority interests	(0.5)	(1.0)	0.5

Net income	$40.4	$14.8	$25.6

Revenues

Revenues were $334.0 million and $302.4 million during the quarter ended March 31, 2006 and the quarter ended April 1, 2005, respectively. The increase from the first quarter of 2005 to the first quarter of 2006 was primarily due to increased sales volume partially offset by a decrease in average selling prices by approximately 10.0%. As indicated in the table below, the increase was most pronounced in the standard components and MOS power devices product lines. Our average selling prices in the first quarter of 2006 relative to the fourth quarter of 2005 decreased by approximately 1.1%. The revenues by product line are as follows (dollars in millions):

	Quarter Ended March 31, 2006	As a % Revenue (1)	Quarter Ended April 1, 2005	As a % Revenue (1)	Dollar Change	% Change
Power Management and Standard Analog	$101.3	30.3%	$92.2	30.5%	$9.1	9.9%
MOS Power Devices	61.9	18.5%	51.3	17.0%	10.6	20.7%
High Frequency Clock and Data Management	19.5	5.8%	18.8	6.2%	0.7	3.7%
Standard Components (2)	151.3	45.3%	140.1	46.3%	11.2	8.0%

Total Revenues	$334.0		$302.4		$31.6

(1)	Certain amounts may not total due to the rounding of individual components.
(2)	Revenues for the standard components product line includes $32.1 million and $22.1 million of revenues from the standard logic product unit for the quarters ended March 31, 2006 and April 1, 2005, respectively.

Revenues from our power management and standard analog product line increased $9.1 million, or 9.9%, in the first quarter of 2006 as compared to the first quarter of 2005. The increase can be attributed to an increase in revenues from the computing and consumer electronics end markets, partially offset by a decrease in revenues from the automotive electronics end markets.

Revenues from MOS power devices increased $10.6 million, or 20.7%, in the first quarter of 2006 as compared to the first quarter of 2005. The increase can be primarily attributed to an increase in revenues from the consumer electronics and wireless communications end markets, partially offset by a decrease in revenue from the computing end market and to the discontinuance of select products sold into the automotive electronics end markets.

Revenues from high frequency clock and data management products increased $0.7 million, or 3.7%, in the first quarter of 2006 as compared to the first quarter of 2005. The increase can be attributed to an increase in revenues from the networking and consumer electronics end markets, partially offset by a decrease in revenue from the industrial electronics end market.

Revenues from standard components increased $11.2 million, or 8.0%, in the first quarter of 2006 as compared to the first quarter of 2005. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The increase in revenue can be primarily attributed to an increase in revenues from the wireless communications and computing end markets, partially offset by a decrease in revenue from the automotive electronics end market.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Quarter Ended March 31, 2006	As a % Revenue (1)	Quarter Ended April 1, 2005	As a % Revenue
Americas	$77.2	23%	$79.3	26%
Asia Pacific	201.7	60%	166.4	55%
Europe	55.1	16%	56.7	19%

Total	$334.0	100%	$302.4	100%

(1)	Certain amounts may not total due to the rounding of individual components.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Sales to our three largest customers accounted for approximately 11%, 10% and 9% of our revenue during the quarter ended March 31, 2006 and 11%, 9% and 8% during the quarter ended April 1, 2005. For the quarter ended March 31, 2006, approximately 60% of revenues from our largest three customers related to the Integrated Power Group and approximately 40% of revenues related to the Analog Products Group.

Approximately 17% of our revenues for the first quarter of 2006 are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter ended March 31, 2006, our revenues from Delphi accounted for less than 3% of our total annual revenues and approximately $5.4 million of our receivables due from Delphi as of March 31, 2006 are subject to collection pending resolution of the reorganization proceedings. We had reserved $1.6 million against our receivable from Delphi as of March 31, 2006.

Gross Profit

Our gross profit was $117.7 million in the first quarter of 2006 compared to $96.2 million in the first quarter of 2005. As a percentage of revenues, our gross profit was 35.2% in the first quarter of 2006 as compared to 31.8% in the first quarter of 2005. Gross profit increased during the first quarter of 2006 as compared to the first quarter of 2005 primarily due to cost savings from our 2004 profitability enhancement programs and increased sales volume, which were partially offset by declines in average selling prices.

Operating Expenses

Research and development expenses were $23.6 million in the first quarter of 2006 compared to $23.1 million in the first quarter of 2005, representing an increase of $0.5 million, or 2.2%. Research and development expenses represented 7.1% and 7.6% of revenues in the first quarter of 2006 and the first quarter of 2005, respectively. The $0.5 million increase in research and development is primarily attributable to increased headcount of our research and development personnel, an increase in employee performance bonuses as a result of our achievement of certain financial goals and increased stock compensation expense as a result of our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) during the first quarter of 2006, partially offset by the absence of software application costs associated with the implementation of cost management technology that occurred during the first quarter of 2005.

Selling and marketing expenses were $21.0 million in the first quarter of 2006 compared to $19.3 million in the first quarter of 2005, representing an increase of $1.7 million, or 8.8%. Selling and marketing expenses represented 6.3% and 6.4% of revenues in the first quarter of 2006 and the first quarter of 2005, respectively. The $1.7 million increase in selling and marketing expenses is primarily attributable to increased headcount of selling and marketing personnel primarily in our Asia Pacific locations due to our increased revenue concentration in this region, an increase in employee performance bonuses as a result of our achievement of certain financial goals and increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006.

General and administrative expenses were $20.2 million in the first quarter of 2006 compared to $20.4 million in the first quarter of 2005, representing a decrease of $0.2 million, or 1.0%. General and administrative expenses represented 6.0% and 6.7% of revenues in the first quarter of 2006 and the first quarter of 2005, respectively. The $0.2 million decrease in general and administrative expenses is primarily attributable to decreased costs for external services, including legal and consulting services, and decreased costs of information technology outsourcing, partially offset by an increase in employee performance bonuses as a result of our achievement of certain financial goals and increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

There were no restructuring, asset impairments and other, net charges during the first quarter of 2006.

Restructuring, asset impairments and other, net were $1.1 million in the first quarter of 2005. During the first quarter of 2005, we recorded $1.3 million of employee separation charges and $0.3 million of cash exit costs related to the transfer of certain design center functions from Grenoble, France to Toulouse, France as well as $0.1 million of exit costs related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003. These costs were offset by a gain on sale of land at East Greenwich of $0.5 million and the reversal of a $0.1 million reserve for cash exit costs related to the June 2002 restructuring activity that are no longer expected to be incurred.

For more information on our restructuring activity see Note 5 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $13.0 million in the first quarter of 2006 compared to $14.6 million in the first quarter of 2005. The decrease in interest expense was primarily a result of interest savings during the first quarter of 2006 that resulted from the repayment of the 10% junior subordinated note that occurred during the second half of 2005, which was partially financed with proceeds from the issuance of 1.875% convertible senior subordinated notes due 2025. Our average month-end long-term debt balance (including current maturities) in the first quarter of 2006 was $1,065.1 million with a weighted average interest rate of 4.9% compared to $1,148.8 million and a weighted average interest rate of 5.1% in the first quarter of 2005. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $2.0 million in the first quarter of 2006 compared to $1.8 million in the first quarter of 2005. The provision related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the company and inform how we evaluate the progress of its major components. Information about our reportable segments for the quarters ended March 31, 2006 and April 1, 2005 are as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended March 31, 2006:
Revenues from external customers	$181.1	$152.9	$334.0
Segment operating income	$30.8	$35.0	$65.8

Quarter ended April 1, 2005:
Revenues from external customers	$169.3	$133.1	$302.4
Segment operating income	$24.2	$21.0	$45.2

Depreciation and amortization expense is included in segment operating income.

Reconciliations of segment information to consolidated financial statements (in millions):

	Quarter ended
	March 31, 2006	April 1, 2005
Operating income for reportable segments	$65.8	$45.2
Unallocated amounts:
Restructuring, asset impairments and other, net	—	(1.1)
Other unallocated manufacturing costs	(12.7)	(9.8)
Other unallocated operating expenses	(0.2)	(2.0)

Operating income	$52.9	$32.3

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Standby letter of credit	$11.4	$11.0	$0.4	$—	$—	$—	$—

	Payments Due by Period
Contractual obligations	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Long-term debt	$1,062.0	$42.0	$19.8	$12.5	$624.4	$264.2	$99.1
Operating leases (1) (2)	14.6	4.9	3.1	2.3	1.8	0.7	1.8
Other long-term obligations—pension plans	12.5	3.1	3.0	3.0	3.0	0.4	—
Purchase obligations (1):
Capital purchase obligations	25.5	24.5	1.0	—	—	—	—
Foundry and inventory purchase obligations	57.4	46.3	3.1	3.0	1.2	1.2	2.6
Mainframe support	7.6	3.5	2.6	0.8	0.7	—	—
Information technology and communication services	15.2	6.7	7.6	0.9	—	—	—
Other	3.3	2.4	0.4	0.4	0.1	—	—

Total contractual obligations	$1,198.1	$133.4	$40.6	$22.9	$631.2	$266.5	$103.5

(1)	These represent our off-balance sheet obligations.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes $637.3 million under senior bank facilities amortizing through 2009 and potentially until 2011 under certain conditions, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million under our 1.875% convertible senior subordinated notes due 2025, $14.2 million under a note payable to a Japanese bank amortizing through 2011, $14.0 million under a loan facility with a Chinese bank amortizing through 2007, $33.2 million under a loan facility with another Chinese bank amortizing through 2013 and $8.3 million of capital lease obligations. See Note 7 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 6 “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this report.)

The table above does not include commitments under the asset purchase agreement to purchase LSI’s Gresham, Oregon wafer fabrication facility that we entered into effective April 5, 2006. The aggregate purchase price for the acquired assets is approximately $105 million. In connection with the execution of the purchase agreement, we paid LSI a deposit of $10.5 million. In addition, the purchase agreement obligates us to pay $79.5 million at the closing of the transaction and the remaining balance within 90 days thereafter. The transaction is expected to occur during May of 2006. To finance a portion of the purchase, we completed a public offering on April 6, 2006, of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, we issued approximately 11.2 million shares of our common stock at a price of $7.00 per share. The net proceeds from this offering were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million. See “Key Financing Events—April 2006 Equity Offering” for further discussion.

Our balance of cash and cash equivalents was $251.3 million at March 31, 2006. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs over the next 12 months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $11.4 million were outstanding under the revolving facility at March 31, 2006. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

See Part II, Item 1 “Legal Proceedings” of this report for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our annual report on Form 10-K for information on certain environmental matters.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through March 31, 2007. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the quarters ended March 31, 2006, December 31, 2005, and April 1, 2005, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended
	March 31, 2006	December 31, 2005	April 1, 2005
Net income	$40.4	$43.8	$14.8
Plus:
Depreciation and amortization	23.5	24.1	25.1
Interest expense	13.0	15.4	14.6
Interest income	(2.0)	(1.7)	(0.9)
Income tax provision	2.0	(4.8)	1.8

EBITDA	76.9	76.8	55.4
Increase (decrease):
Interest expense	(13.0)	(15.4)	(14.6)
Interest income	2.0	1.7	0.9
Income tax provision (benefit)	(2.0)	4.8	(1.8)
Loss (gain) on sale or disposal of fixed assets	—	0.7	(0.5)
Amortization of debt issuance costs	0.6	0.4	0.5
Provision for excess inventories	2.5	4.3	3.1
Cumulative effect of accounting change	—	3.2	—
Non-cash interest on junior subordinated note payable	—	—	3.9
Deferred income taxes	0.4	(3.3)	(2.2)
Stock compensation expense	1.9	—
Other	(1.0)	2.0	0.7
Changes in operating assets and liabilities	(17.8)	(29.0)	(9.2)

Net cash provided by operating activities	$50.5	$46.2	$36.2

Our debt covenants require us to maintain a trailing 12-month minimum adjusted EBITDA of $140.0 million. Adjusted EBITDA, as defined under the documents for our senior bank facilities totaled approximately $302.8 million for the 12 months ended March 31, 2006. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $251.2 million at March 31, 2006, and has fluctuated between $211.9 million and $300.3 million over the last eight quarter-ends.

The components of our working capital at March 31, 2006 and December 31, 2005 are set forth below (in millions), followed by explanations for changes between December 31, 2005 and March 31, 2006 for cash and cash equivalents and any other changes greater than $5 million:

	March 31, 2006	December 31, 2005	Change
Current assets
Cash and cash equivalents	$251.3	$233.3	$18.0
Receivables, net	178.3	160.2	18.1
Inventories, net	175.1	169.5	5.6
Other current assets	36.2	29.9	6.3
Deferred income taxes	4.4	7.4	(3.0)

Total current assets	645.3	600.3	45.0

Current liabilities
Accounts payable	$132.1	$137.3	$(5.2)
Accrued expenses	90.7	83.9	6.8
Income taxes payable	4.5	5.5	(1.0)
Accrued interest	1.3	0.6	0.7
Deferred income on sales to distributors	113.2	97.1	16.1
Current portion of long-term debt	52.3	73.9	(21.6)

Total current liabilities	394.1	398.3	(4.2)

Net working capital	$251.2	$202.0	$49.2

The increase in cash and cash equivalents of $18.0 million in the first quarter of 2006 was attributable to cash flow from operations of approximately $50.5 million, partially offset by cash used in investing activities of $30.8 million, primarily as a result of payments for capital expenditures, and cash used in financing activities of $2.0 million which was attributable to primarily to debt repayments partially offset by proceeds received from stock option exercises.

The increase of $18.1 million in accounts receivable is the result of increased sales in the last two months of the first quarter of 2006 as compared to the last two months of the fourth quarter in 2005.

The increase of $5.6 million in inventory is attributable to production levels exceeding sales levels for the first quarter of 2006. Based on the outlook for the second quarter of 2006, we anticipate relatively flat inventory levels at the end of the second quarter of 2006.

The increase of $6.3 million in other current assets is primarily a result of a $2.3 million increase in tool and die and a $1.6 million prepayment for a software licensing agreement. The balance of the increase is related to increases in tax receivables and cash flow hedges as well as miscellaneous prepaid expenses.

The decrease of $5.2 million in accounts payable was mainly a result of the timing of payments at the respective period ends.

The increase in accrued expenses of $6.8 million was primarily attributable to a $5.2 million increase to sales related reserves due to the timing of payments, a $1.0 million increase in accrued payroll and a $1.0 million increase to other accruals, partially offset by a $0.4 million reduction to the restructuring reserves. Our restructuring reserve balance is $1.9 million and is expected to be paid by the end of the fourth quarter of 2006.

The increase in deferred income is attributable to increased inventory levels at distributors as compared to December 31, 2005 with inventories at distributors up from 9.8 weeks as of December 31, 2005 to 10.6 weeks as of March 31, 2006.

The decrease in the current portion of long-term debt relates to the timing of payments under our debt instruments including payments under the free cash flow provision of our senior bank facilities that were not required and were classified as long-term as of March 31, 2006. See Note 7 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. Accordingly, we reduced our capital expenditures during 2005. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $31.7 million and $9.0 million during the quarter ended March 31, 2006 and the quarter ended April 1, 2005, respectively. We will continue to look for opportunities to make similar strategic purchases in the future as we plan to invest approximately $110 million in 2006 for additional capacity, excluding approximately $105 million for the purchase of LSI’s Gresham, Oregon wafer fabrication facility. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions.

Key Financing Events

Overview

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts under our senior bank facilities, which contain an EBITDA (as defined for such facilities) covenant with which we were in compliance as of March 31, 2006.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures continued into 2005 and 2006, as described below:

November 2005 Conversion of Redeemable Preferred Stock

On November 10, 2005, we entered into a Conversion and Termination Agreement with an affiliate of TPG to convert our outstanding convertible redeemable preferred stock held by such affiliate, with a book value of $138.7 million as of September 30, 2005, into 49,364,080 shares of our common stock. We issued an additional 3,949,126 shares of common stock to the TPG affiliate to induce the conversion of the preferred stock. Following the conversion, none of the authorized shares of the preferred stock remained outstanding. In connection with the conversion and inducement, we recognized a $20.4 million charge that reduced net income applicable to common stock for a deemed dividend from the issuance of inducement shares issued upon conversion.

December 2005 Repayment of 10% Junior Subordinated Notes and Issuance of 1.875% Convertible Senior Subordinated Notes

As part of the recapitalization, Semiconductor Components Industries, LLC (“SCI LLC”), our primary domestic operating subsidiary, issued a $91.0 million junior subordinated note due 2011. During periods it was outstanding, the note bore interest at an annual rate of 10.0%, compounded semi-annually and payable at maturity. The note was junior in right of payment to all senior debt. In November 2005, we repaid $66.4 million of the junior subordinated note with cash on hand, which reduced the outstanding principal amount to approximately $91.0 million.

In order to finance the repayment of the remaining principal amount of the junior subordinated note, in December 2005 we issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. We received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million (of which $0.8 million remained unpaid as of March 31, 2006), which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing and future subsidiaries.

The notes are convertible by holders into cash and shares of our common stock at a conversion rate of 142.8571 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $7.00 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to our right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2012. As of March 31, 2006, none of these circumstances had occurred.

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

February 2006 Amendment to Senior Bank Facilities

In February 2006, we refinanced the term loans under our senior bank facilities to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50%. The amended and restated credit agreement also provided for a step down provision that reduced the interest rate to LIBOR plus 2.25% since we maintained a specified credit rating and meet the specified leverage ratio test that first applied based on the 2005 results.

March 2006 Amendment to Senior Bank Facilities

The credit agreement relating to our senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. In March 2006, we obtained an amendment of this provision that requires prepayment only at the election of the debt holders. As a result of this amendment, only $0.1 million of the $26.0 million classified as a current maturity as of December 31, 2005 was paid at the election of the debt holders during the first quarter of 2006. Therefore, the remaining $25.9 million was reclassified to long-term debt as of March 31, 2006.

April 2006 Equity Offering

On April 6, 2006, we completed a public offering of our common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, we issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by us were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million. We intend to use the net proceeds to partially fund the purchase of LSI’s Gresham, Oregon wafer fabrication facility, which has a total purchase price of $105 million.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of March 31, 2006 and December 31, 2005 (dollars in millions):

	March 31, 2006	December 31, 2005
	Balance	Balance
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.2300% and 7.1875%, respectively	$637.3	$639.1
Revolver	—	—

	637.3	639.1
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025	95.0	95.0
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	14.2	15.4
Loan with a Chinese bank due 2006 through 2007, interest payable quarterly at 5.867% and 5.867%, respectively	14.0	14.0
Loan with a Chinese bank due 2006 through 2013, interest payable semiannually at 6.167% and 6.167%, respectively	33.2	34.4
Capital lease obligations	8.3	9.1

	1,062.0	1,067.0
Less: Current maturities	(52.3)	(73.9)

	$1,009.7	$993.1

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

As of March 31, 2006, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024 and 1.875% convertible senior subordinated notes due 2025. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through March 31, 2007.

The credit agreement relating to our senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. Included in the current portion of long-term debt as of December 31, 2005 was approximately $26.0 million, which is the amount that was expected to be paid during the first quarter of 2006 under this provision. As previously discussed, during the first quarter of 2006 we obtained an amendment of this provision that requires prepayment only at the election of the debt holders, and only $0.1 million was elected to be paid by the debt holders during the first quarter of 2006, so $25.9 million was reclassified to long-term liabilities as of March 31, 2006.

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

Accounting Changes

Effective December 31, 2005 we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. As a result of the adoption of FIN 47, we recorded a $2.9 net charge for the cumulative effect of accounting change in 2005.

Effective January 1, 2006, we adopted SFAS No. 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. As a result of the adoption of SFAS No. 123R, our results of operations include $1.9 million of stock compensation expense during the quarter ended March 31, 2006.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized for the quarter ended March 31, 2006 was comprised as follows (in millions, except per share data):

Quarter Ended March 31, 2006
Cost of revenues	$0.4
Research and development	0.3
Selling and marketing	0.5
General and administrative	0.7

Share-based compensation expense before income taxes	1.9
Related income tax benefits (1)	—

Share-based compensation expense, net of taxes	$1.9

Net share-based compensation expense, per common share:
Basic	$0.01

Diluted	$0.01

(1)	Most of our share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

We recorded $0.4 million in share-based compensation expense during the quarter ended March 31, 2006 related to share-based awards granted during the first quarter of 2006. This included expense related to the Employee Stock Purchase Plan of $0.2 million and an immaterial amount of expense related to restricted stock units awarded to certain members of our Board of Directors. The remaining expense of $1.5 million related to share-based awards granted prior to December 31, 2005.

Also, see “Results of Operations” elsewhere in this report and Note 3 “Significant Accounting Policies” and Note 9 “Employee Stock Benefit Plans” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

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

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2003, 2004 and 2005 and continuing into 2006, no incremental domestic deferred tax benefits were recognized. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Share-Based Payments.    Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Because we established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS No. 123R.

We adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of our fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

The fair value of each option grant in 2005 and thereafter is estimated on the date of grant using a lattice based option valuation model. In past years, we used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice model uses: 1) an implied volatility curve derived from Heston’s stochastic volatility model and calibrated using a regression analysis instead of a single volatility assumption as used in the Black-Scholes model; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant. The estimates and assumptions used by management in conjunction with the lattice model significantly impact the resulting fair value of options granted.

At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $20.8 million, which is expected to be recognized over a weighted average period of 3.1 years.

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

Recent Accounting Pronouncements

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

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. Our adoption of the provisions of SFAS No. 155 is not expected to impact our financial condition or results of operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to second quarter 2006 revenues, gross margins and average selling prices, research and development expenses as a percentage of revenues, and sales and marketing and general and administrative expenses as a percentage of revenues, net interest expense, capital expenditures, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2005 under Item 1A. “Risk Factors” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At March 31, 2006, our long-term debt (including current maturities) totaled $1,062.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $377.5 million. We do have interest rate exposure with respect to the $684.5 million outstanding balance on our variable interest rate debt; however, we have entered into interest rate swaps to reduce this exposure. As of March 31, 2006, we had interest rate swaps covering $292.5 million of our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.0 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Change in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

AMS Matter.    On March 22, 2005, we entered into a settlement agreement with Austriamicrosystems, AG (“AMS”) regarding a pending lawsuit. Under the settlement agreement we paid AMS $2.4 million in cash upon the signing of the agreement. We had previously reserved $2.5 million as a reasonable loss estimate of the loss exposure for this matter. The settlement agreement includes, among other things, a full and complete mutual release of any and all claims, except for any claims arising out of the arbitration described below. It also provides that the pending litigation will be dismissed with prejudice and each party will bear its own costs and fees incurred in connection with the litigation. The dismissal occurred shortly after the signing of the agreement. The settlement agreement requires that we and AMS enter into final, binding and non-appealable arbitration limited to one unresolved issue associated with the litigation. The arbitration was held on April 12 through April 14, 2006 and we are currently awaiting a ruling by the arbitrator. If the arbitrator rules in favor of AMS, we will pay an additional $2.2 million within fifteen days of the ruling by the arbitrator. If the arbitrator rules in our favor, AMS will not be entitled to any additional amounts of money from us. On April 27, 2006, the arbitrator ruled in our favor. As a result of this ruling, AMS is entitled to no money from us regarding this issue. Each party shall bear its own costs and fees incurred in connection with the arbitration, and the parties will each pay fifty percent of the costs and fees of the arbitrator.

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

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to (i) those described under Item 1A “Risk Factors” in our Form 10-K for 2005 and (ii) those additional risk factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Trends, Risks and Uncertainties Related to the Acquisition of the Gresham Manufacturing Facility

If we fail to retain the highly-skilled personnel currently employed at the Gresham manufacturing facility, our ability to successfully integrate the facility and realize the benefits of the acquisition could deteriorate.

The success of the acquisition of the Gresham manufacturing facility depends upon our ability to retain the highly skilled technical, managerial and operations personnel currently employed at the facility. We expect to make offers of continued employment to many of these skilled process-development engineers and other employees with operational expertise. If these employees do not accept our offer of employment, we may be required to spend significant resources engaging employees with similar expertise or may be unable to secure such employees at all. The loss of services of these employees could prevent us from introducing the high-valued added products that can be manufactured on the Gresham manufacturing facility’s advanced technology platforms, mitigating the anticipated benefits of the acquisition.

In connection with the acquisition of the Gresham manufacturing facility, we will enter into a long-term supply contract with LSI, which may result in operating losses at the facility.

During the first two years following the consummation of the acquisition of the Gresham manufacturing facility, we will rely on LSI as the sole customer under a supply contract to meet minimum guaranteed revenue commitments. If we experience an increase in the cost of raw materials or lower than anticipated yields, or if we are unable to meet the cycle-time commitments called for by the contract, we may experience losses from operations at the facility.

We may experience difficulties in integrating and running the Gresham manufacturing facility.

Our ability to achieve the benefits we anticipate from the acquisition of the Gresham manufacturing facility will depend in large part upon whether we are able to integrate this facility into our business in an efficient and effective manner and once integrated actually running the facility in this manner. We may not be able to integrate this facility smoothly or successfully, and the process may take longer than expected. The integration of the manufacturing facility following its acquisition will require the dedication of significant management resources, which may distract management’s attention from our day-to-day business. We may encounter similar and additional difficulties as we continue to run the facility post-integration. If we are unable to integrate and run this facility successfully, we may be unable to realize the cost savings, revenue growth, gross margin improvement, earnings growth and other anticipated benefits we expect to achieve as a result of the acquisition and our business and results of operations could be adversely affected.

We may experience difficulties utilizing the additional capacity of the Gresham manufacturing facility in a cost-efficient manner.

After the expiration of our long-term supply contract with LSI, our ability to generate operating profits will depend upon our successful development of new products that can be produced using the technology of the Gresham manufacturing facility. Failure to successfully integrate new products into the Gresham manufacturing facility and failure to successfully market those new products could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have an adverse impact on our business and operating results.

The transition costs associated with the acquisition of the Gresham manufacturing facility may be greater than we anticipate.

In addition to the purchase price, we expect to incur significant one-time costs in connection with the acquisition of the Gresham manufacturing facility and the related integration of between $7.0 million and $12.0 million from 2006 to 2008. We also anticipate that the acquisition of the Gresham manufacturing facility will increase our fixed costs by between $90 million and $100 million annually. As a result, we expect that while our revenues will increase our gross margin percentage will be negatively impacted in 2006. The costs and liabilities actually incurred in connection with the acquisition and subsequent integration process may exceed those anticipated. Although we expect that the realization of efficiencies related to the acquisition may offset additional expenses over time and result in net cost savings, we cannot ensure that this net benefit will be achieved soon or at all.

The projections that we used in valuing the Gresham manufacturing facility were based upon assumptions that we believed to be reasonable. However, these assumptions may prove to have been incomplete or inaccurate, and our projections could differ materially from actual operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

During the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”) pre-approved certain non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. During meetings held on February 2, 2006 and March 9, 2006, the Committee pre-approved audit related and tax related services. During a meeting on April 26, 2006, the Committee pre-approved tax related services.

Item 6.	Exhibits

Exhibit No.	Description
Exhibit 2.1	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (1)

Exhibit 10.1	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors)

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Schedules to this exhibit not filed herewith shall be furnished to the Securities and Exchange Commission upon request. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2006	ON SEMICONDUCTOR CORPORATION

	By:	/s/ DONALD COLVIN
Donald Colvin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)