Form 10-Q
period 2006-06-30
ON SEMICONDUCTOR CORP
filed 2006-07-28
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 21, 2006:

Class	Number of Shares
Common Stock; $.01 par value	324,816,469

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$294.7	$233.3
Receivables, net	200.5	160.2
Inventories, net	195.1	169.5
Other current assets	38.5	29.9
Deferred income taxes	5.8	7.4

Total current assets	734.6	600.3
Property, plant and equipment, net	567.4	438.5
Deferred income taxes	0.7	—
Goodwill	77.3	77.3
Intangible assets, net	11.6	—
Other assets	31.4	32.4

Total assets	$1,423.0	$1,148.5

Liabilities, Minority Interests and Stockholders’ Deficit
Accounts payable	$146.3	$137.3
Accrued expenses	124.5	83.9
Income taxes payable	6.4	5.5
Accrued interest	0.5	0.6
Deferred income on sales to distributors	126.9	97.1
Current portion of long-term debt	51.2	73.9

Total current liabilities	455.8	398.3
Long-term debt	1,009.8	993.1
Other long-term liabilities	32.2	31.4
Deferred income taxes	—	1.2

Total liabilities	1,497.8	1,424.0

Commitments and contingencies (See Note 12)

Minority interests in consolidated subsidiaries	25.2	24.8

Common stock ($0.01 par value, 600,000,000 and 500,000,000 shares authorized, 324,756,767 and 310,637,499 shares issued and outstanding)	3.2	3.1
Additional paid-in capital	1,342.1	1,252.7
Accumulated other comprehensive income	3.6	0.7
Accumulated deficit	(1,448.9)	(1,556.8)

Total stockholders’ deficit	(100.0)	(300.3)

Total liabilities, minority interests and stockholders’ deficit	$1,423.0	$1,148.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenues	$375.3	$302.8	$709.3	$605.2
Cost of revenues	222.1	204.3	438.4	410.5

Gross profit	153.2	98.5	270.9	194.7

Operating expenses:
Research and development	25.2	23.0	48.8	46.1
Selling and marketing	22.7	18.9	43.7	38.2
General and administrative	21.3	17.5	41.5	37.9
Restructuring, asset impairments and other, net	3.3	2.8	3.3	3.9

Total operating expenses	72.5	62.2	137.3	126.1

Operating income	80.7	36.3	133.6	68.6

Other income (expenses), net:
Interest expense	(13.1)	(15.4)	(26.1)	(30.0)
Interest income	2.8	1.2	4.8	2.1
Other	(0.2)	(0.6)	0.8	(1.6)

Other income (expenses), net	(10.5)	(14.8)	(20.5)	(29.5)

Income before income taxes and minority interests	70.2	21.5	113.1	39.1
Income tax provision	(1.8)	(2.0)	(3.8)	(3.8)
Minority interests	(0.9)	(1.0)	(1.4)	(2.0)

Net income	67.5	18.5	107.9	33.3
Less: Accretion to redemption value of convertible redeemable preferred stock	—	0.1	—	0.2
Less: Convertible redeemable preferred stock dividends	—	(2.6)	—	(5.2)
Less: Allocation of undistributed earnings to preferred stockholders	—	(2.5)	—	(4.4)

Net income applicable to common stock	$67.5	$13.5	$107.9	$23.9

Comprehensive income:
Net income	$67.5	$18.5	$107.9	$33.3
Foreign currency translation adjustments	0.1	(0.8)	1.2	(1.5)
Effects of cash flows hedges	0.3	(1.6)	1.7	2.0
Unrealized losses on deferred compensation plan investments	—	(0.2)	—	(0.4)

Comprehensive income:	$67.9	$15.9	$110.8	$33.4

Income per common share:
Basic:	$0.21	$0.05	$0.34	$0.09

Diluted:	$0.19	$0.05	$0.31	$0.09

Weighted average common shares outstanding:
Basic	322.8	255.3	317.3	255.2

Diluted	355.7	287.8	350.8	287.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net income	$67.5	$18.5	$107.9	$33.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.2	24.8	40.7	49.9
(Gain) loss on sale of fixed assets	(0.2)	0.5	(0.2)	—
Amortization of debt issuance costs	0.7	0.4	1.3	0.9
Provision for excess inventories	6.6	3.1	9.1	6.2
Non-cash impairment of property, plant and equipment	4.7	—	4.7	—
Non-cash interest on junior subordinated note payable	—	3.9	—	7.8
Non-cash stock compensation expense	2.4	—	4.3	—
Deferred income taxes	(0.5)	(2.4)	(0.1)	(4.6)
Other	0.8	1.2	(0.2)	1.9
Changes in assets and liabilities:
Receivables	(22.4)	10.8	(40.5)	(9.4)
Inventories	(26.6)	0.6	(34.7)	15.1
Other assets	(1.1)	(6.3)	(10.2)	(3.2)
Accounts payable	(0.3)	10.1	(5.2)	(3.2)
Accrued expenses	17.7	(1.7)	24.2	4.2
Income taxes payable	1.9	2.3	0.9	4.0
Accrued interest	(0.8)	0.1	(0.1)	(0.7)
Deferred income on sales to distributors	13.7	(5.7)	29.8	(5.5)
Other long-term liabilities	(0.1)	1.8	—	1.5

Net cash provided by operating activities	81.2	62.0	131.7	98.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(103.4)	(13.0)	(135.1)	(22.0)
Deposits utilized for purchases of property, plant and equipment	1.9	—	0.3	—
Proceeds from sales of property, plant and equipment	0.9	0.1	1.1	0.8
Purchases of intangible assets	(11.9)	—	(11.9)	—
Purchases of held-to-maturity securities	—	—	—	(2.1)
Purchases of available-for-sale securities	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	15.8	—	24.1
Proceeds from sales of available-for-sale securities	—	—	2.3	63.9

Net cash provided by (used in) investing activities	(112.5)	2.9	(143.3)	48.6

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	0.6	0.4	1.1	0.9
Proceeds from stock option exercises	3.7	0.5	8.9	1.0
Proceeds from issuance of common stock, net of issuance costs	76.4	—	76.4	—
Payment of capital lease obligations	(2.2)	(1.3)	(3.9)	(3.1)
Payment of debt issuance and amendment costs	(0.3)	—	(1.7)	(0.2)
Dividend to minority shareholder of consolidated subsidiary	(1.0)	(0.5)	(1.0)	(2.0)
Repayment of long-term debt	(2.8)	(5.8)	(7.4)	(13.4)

Net cash provided by (used in) financing activities	74.4	(6.7)	72.4	(16.8)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)	0.6	(0.1)

Net increase in cash and cash equivalents	43.4	58.1	61.4	129.9
Cash and cash equivalents, beginning of period	251.3	177.5	233.3	105.7

Cash and cash equivalents, end of period	$294.7	$235.6	$294.7	$235.6

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

The accompanying unaudited financial statements as of June 30, 2006, and for the three months and six months ended June 30, 2006 and July 1, 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Note 2: Liquidity

During the six months ended June 30, 2006, the Company reported net income of $107.9 million compared to $33.3 million for the six months ended July 1, 2005. The Company’s net income included charges of $3.3 million from restructuring, asset impairments and other, net for the six months ended June 30, 2006 as compared to a net charge of $3.9 million for the six months ended July 1, 2005. Net cash provided by operating activities was $131.7 million for the six months ended June 30, 2006, as compared to $98.2 million for the six months ended July 1, 2005.

At June 30, 2006, the Company had $294.7 million in cash and cash equivalents, net working capital of $278.8 million, term and revolving debt of $1,061.0 million in the aggregate and a stockholders’ deficit of $100.0 million. The Company’s long-term debt includes $635.7 million under its senior bank facilities; $260.0 million of its zero coupon convertible senior subordinated notes due 2024; $95.0 million under a 1.875% senior subordinated note due 2025; $32.0 million under a loan facility with a Chinese bank due 2006 through 2013; $14.2 million under a note payable to a Japanese bank due 2006 through 2010; $14.0 million under a loan facility with a Chinese bank due 2006 through 2007; and $10.1 million of capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements as of June 30, 2006 and expects to remain in compliance over the next twelve months.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

If the Company fails to generate sufficient cash from operations, it may need to sell additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be on terms acceptable to the Company. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through June 30, 2007. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Approximately 16% and 17% of the Company’s revenues for the quarter and six months ended June 30, 2006, respectively, are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter and six months ended June 30, 2006, the Company’s revenues from Delphi accounted for less than 3% of its total revenues and approximately $5.4 million of its receivables due from Delphi as of June 30, 2006 are subject to collection pending resolution of the reorganization proceedings.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-50 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods. During periods prior to the second quarter of 2006, a majority of the machinery and equipment was depreciated on a straight-line basis over a useful life of 5 years. During the second quarter of 2006, the Company changed the estimated useful life for a majority of its machinery and equipment currently in use from 5 years to 10 years. See Note 4: Change in Accounting Estimate for further discussion. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In 2005, management committed to a plan to sell approximately 42 acres of land and three buildings located at its corporate headquarters in Phoenix, Arizona, as well as one of its two buildings at its East Greenwich, Rhode Island facility. The remainder of the Phoenix site will continue to function as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility. The remaining building in Rhode Island will continue to function as a design center and research and development facility. The property and buildings are currently being marketed for sale with a list price of between $24 million and $27 million. The net book value of the land and buildings of $3.0 million has been classified as held for sale and included in other current assets as of December 31, 2005 and June 30, 2006.

Goodwill

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

Intangible Assets

Intangible assets consist of values assigned to intellectual property and assembled workforce resulting from the May 2006 purchase by SCI LLC of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility (see Note 6: Asset Acquisition for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life of 5 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of June 30, 2006 (in millions):

	As of June 30, 2006
	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual Property	$5.2	$(0.1)	$5.1	5
Assembled Workforce	6.7	(0.2)	6.5	5

Total intangibles	$11.9	$(0.3)	$11.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization expense for intangible assets amounted to $0.3 million for the quarter ended June 30, 2006, and is expected to be as follows over the next five years (in millions).

	Intellectual Property	Assembled Workforce
Remainder of 2006	$0.6	$0.7
2007	1.0	1.3
2008	1.0	1.3
2009	1.0	1.3
2010	1.0	1.3
2011	0.5	0.6

Total estimated amortization expense	$5.1	$6.5

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $11.3 million and $11.4 million at June 30, 2006 and December 31, 2005, respectively.

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

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the Company adopted SFAS No. 123R on January 1, 2006.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of June 30, 2006, the Company had no unvested awards with market or performance conditions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of June 30, 2006 was 6.2%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (“FIN 47”) effective December 31, 2005. As a result of the adoption of FIN 47, the Company recorded a $2.9 million net charge for the cumulative effect of accounting change in the fourth quarter of 2005.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable.

Note 4: Change in Accounting Estimate

During the quarter ended June 30, 2006, the Company commissioned a study of the manufacturing equipment at its worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. Management, factoring in the results of this study, have revised the estimated useful lives of its manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $7.5 million, increase net income by $7.5 million and increase both basic and diluted net income per share by $0.02 for the quarter and six months ended June 30, 2006.

Note 5: Subsequent Events

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 for a like principal amount of the new notes plus an exchange fee of $2.50 per $1,000 principal amount of their old notes validly tendered and accepted for exchange. The new notes contain a net share settlement feature, which will reduce the amount of shares included in diluted net income per share beginning in the third quarter of 2006. On July 21, 2006, the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company issued $259.5 million aggregate principal amount of new notes that are convertible into cash up to the par value, at a conversion rate of 101.8849 shares per $1,000 principle under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the old notes were tendered and subsequently exchanged.

Note 6: Asset Acquisition

On May 15, 2006, SCI LLC purchased LSI’s Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. The assets that were purchased included an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. SCI LLC also offered employment to substantially all of LSI’s manufacturing employees working at the Gresham facility at the time of the purchase. At the closing of the transaction, SCI LLC also entered into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement.

The aggregate purchase price for the acquired assets was $106.5 million, which includes approximately $1.5 million in legal, accounting and appraisal fees related to the transaction. In addition, approximately $1.1 million of certain net assets and liabilities were assumed by SCI LLC when the purchase was finalized on May 15, 2006. The purchase price of $106.5 million was allocated to the assets purchased based on their relative fair values as follows (in millions):

Property, plant and equipment, net:
Land	$12.9
Buildings	10.5
Machinery and equipment	71.2

Total property, plant and equipment, net	94.6

Intangible Assets:
Intellectual property	5.2
Assembled workforce	6.7

Total intangible assets	11.9

Total long-term assets acquired	106.5
Net assets and liabilities assumed	1.1

Total	$107.6

The Company paid LSI a deposit of $10.5 million in April 2006, and also paid $80.6 million at the closing of the transaction on May 15, 2006. SCI LLC is obligated to pay the remaining balance of $15.0 million by August 13, 2006.

To finance a portion of the purchase, the Company completed a public offering on April 6, 2006, of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) of its common stock at a price of $7.00 per share. The net proceeds from this offering received by the Company were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million. See Note 10: Common Stock for further discussion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net for programs began in 2006 or that were not completed by December 31, 2005, is as follows (in millions):

Restructuring

June 2005 Restructuring Program

Cumulative charges of $3.4 million offset by adjustments of $1.3 million have been incurred through June 30, 2006, related to the June 2005 restructuring program. In June 2005, the Company recorded $3.4 million of employee separation charges, which included $2.2 million related to general worldwide work force reductions of approximately 60 employees. These headcount reductions were initiated for cost savings purposes. In June 2006, the Company reversed the remaining $0.1 million reserve related to this general workforce reduction after all terminations and associated severance payments had been completed.

The other $1.2 million of employee separation charges related to the planned termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations, which supports the standard components product line, from Malaysia to the United States. However, due to the current increase in demand from customers, the Company informed employees that the wafer fabrication portion of this site will remain open and the transfer to the United States was cancelled and the remaining $1.2 million accrual was reversed in June 2006.

All terminations and associated severance payments related to these charges have been completed. The Company does not expect any additional charges related to the June 2005 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Six months ended June 30, 2006	$1.5	$—	$(0.2)	$(1.3)	$—

December 2003 Restructuring Program

Cumulative charges of $8.2 million offset by adjustments of $0.8 million have been incurred through June 30, 2006, related to the December 2003 restructuring program. This includes $7.0 million of employee separation costs (partially offset by $0.7 million of adjustments) and $1.2 million of cash exit costs (partially offset by $0.1 million of adjustments).

The employee separation costs of $7.0 million (partially offset by $0.7 million of adjustments) reflect the phase-out of manufacturing operations at the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic, that was announced in November 2003, and further reductions in general and administrative staffing levels in the United States and Western Europe for cost savings purposes. The employee separation charges for East Greenwich totaled $3.8 million (partially offset by $0.8 million of adjustments) for approximately 325 employees, of which 2 employees remain to be terminated as of June 30, 2006 which is expected to occur during the third quarter of 2006. The Company’s East Greenwich, Rhode Island manufacturing facility supports the Company’s Analog Product Group.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Czech Republic employee separation charge for approximately 460 employees totaled $2.3 million (partially increased by $0.1 million of adjustments). All terminations and associated severance payments related to this charge have been completed.

The reduction in general and administrative functions in the United States and Europe totaled $0.9 million for 10 employees of which $0.1 million remained unpaid for one employee remaining to be terminated as of June 30, 2006. This termination and associated severance payments are expected to be completed by the fourth quarter of 2006.

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

The Company does not expect any additional charges related to the December 2003 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Six months ended June 30, 2006	$0.4		$(0.3)		$0.1

December 2002 Restructuring Program

Cumulative charges since 2002 of $11.9 million, offset by adjustments of $2.1 million, have been incurred through June 30, 2006, related to the December 2002 restructuring program. This includes $10.1 million for employee separation costs (partially offset by $2.0 million of adjustments) relating to the termination of approximately 300 employees and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and impacted both manufacturing and non-manufacturing personnel mainly in the United States. These headcount reductions were initiated for cost savings purposes. The $2.1 million of adjustments were primarily made for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems, $0.1 million of which occurred in June 2006. As of June 30, 2006, there were no employees remaining to be terminated, and all severance payments had been made.

The Company does not expect any additional charges related to the December 2002 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Six months ended June 30, 2006	$0.2	$—	$(0.1)	$(0.1)	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 2002 Restructuring Program

Cumulative charges of $7.2 million and additional charges from adjustments of $0.5 million have been incurred as of June 30, 2006, related to the March 2002 restructuring program. This includes approximately $5.0 million attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia for cost savings purposes. The relocation of these functions was completed in 2003. The remaining $2.2 million related to reductions in selling, general and administrative personnel primarily in the U.S, which included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. Subsequent to March 2002, the Company recorded an additional $0.5 million in employee separation costs relating to the relocation of the administrative functions in Toulouse, France based on the Company’s estimate of costs to complete the activity at the times the adjustments were recorded. As of December 31, 2005, all employees had been terminated under this program and the remaining liability relating to this restructuring of $0.2 million as of June 30, 2006 is expected to be paid by December 2006. The Company does not expect any additional charges related to the March 2002 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Six months ended June 30, 2006	$0.2	$—	$—	$—	$0.2

As of June 30, 2006, the total reserve balance for all restructuring programs of $0.3 million was comprised entirely of employee severance charges.

Asset Impairments

In June 2006, the Company recorded $4.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Over the past three years the Company has capitalized approximately $10.6 million of software development costs associated with modifications and enhancements to several business process and related systems. The $4.7 million of asset impairments resulted from the fact that the Company currently has no plans to use certain internally developed software, and management considers the cease of development of these assets as other than temporarily idled. The decision to cease development of these assets in the second quarter of 2006 was triggered by a reallocation of corporate resources from these projects to other projects due to changes in corporate priorities, which include new objectives that arose from the purchase of the Gresham, Oregon wafer fabrication facility in May 2006 (See Note 6: Asset Acquisition for further discussion). The amount of the asset impairment charge taken in June 2006, of $4.7 million, was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

A reconciliation of the activity described above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter and six months ended June 30, 2006 and July 1, 2005, follows (in millions):

Quarter And Six Months Ended June 30, 2006
Asset impairment charges	$4.7
Less: net adjustments to restructuring reserves	(1.4)

$3.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8: Balance Sheet Information

Balance sheet information is as follows (in millions):

	June 30, 2006	December 31, 2005
Receivables, net:
Accounts receivable	$203.6	$163.0
Less: Allowance for doubtful accounts	(3.1)	(2.8)

	$200.5	$160.2

Inventories, net:
Raw materials	$21.5	$18.0
Work in process	104.0	88.1
Finished goods	69.6	63.4

	$195.1	$169.5

Property, plant and equipment, net:
Land	$28.0	$14.9
Buildings	351.1	335.9
Machinery and equipment	1,132.0	1,004.2

Total property, plant and equipment	1,511.1	1,355.0
Less: Accumulated depreciation	(943.7)	(916.5)

	$567.4	$438.5

Accrued expenses:
Accrued payroll	$46.2	$31.0
Sales related reserves	33.5	28.7
Restructuring reserves	0.3	2.3
Accrued pension liability	2.0	1.9
Other	42.5	20.0

	$124.5	$83.9

Other comprehensive income:
Foreign currency translation adjustments	$(1.2)	$(2.5)
Net unrealized gains and adjustments related to cash flow hedges	4.8	3.2

	$3.6	$0.7

The activity related to the Company’s warranty reserves for the six months ended June 30, 2006 is as follows (in millions):

Balance as of December 31, 2005	$4.0
Provision	0.5
Usage	(0.3)
Adjustments	—

Balance as of June 30, 2006	$4.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the six months ended July 1, 2005 is as follows (in millions):

Balance as of December 31, 2004	$3.0
Provision	0.4
Usage	(0.8)
Adjustments	(0.1)

Balance as of July 1, 2005	$2.5

The Company maintains a defined benefit plan for some of its foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of June 30, 2006 and December 31, 2005, the total accrued pension liability was $12.6 million and $12.4 million, respectively, of which $2.0 million and $1.9 million, respectively, were classified as accrued expenses. The components of the Company’s net periodic pension expense for the quarter and six months ended June 30, 2006, and July 1, 2005 are as follows (in millions):

	Quarter Ended June 30, 2006	Quarter Ended July 1, 2005
	Foreign Pension Plans	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$0.3	$—	$0.2	$0.2
Interest cost	0.2	0.5	0.3	0.8
Expected return on plan assets	(0.2)	—	(0.1)	(0.1)
Amortization of prior service cost	0.1	—	0.1	0.1

Total net periodic pension cost	$0.4	$0.5	$0.5	$1.0

	Six Months Ended June 30, 2006	Six Months Ended July 1, 2005
	Foreign Pension Plans	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$0.5	$—	$0.5	$0.5
Interest cost	0.5	1.0	0.5	1.5
Expected return on plan assets	(0.3)	—	(0.2)	(0.2)
Amortization of prior service cost	0.2	—	0.1	0.1

Total net periodic pension cost	$0.9	$1.0	$0.9	$1.9

For the quarter and six months ended July 1, 2005, the Company did not incur service cost under the U.S. Pension Plan as benefits under that plan stopped accumulating as of December 31, 2004. Furthermore, the U.S. Pension Plan was terminated, all liabilities had been settled and all plan assets belonging to the U.S. Pension Plan had been used to complete the termination of the U.S. Pension Plan as of December 31, 2005.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	June 30, 2006	December 31, 2005
	Balance	Balance
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.7500% and 7.1875%, respectively	$635.7	$639.1
Revolver	—	—

	635.7	639.1

Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0

1.875% Convertible Senior Subordinated Notes due 2025	95.0	95.0

2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	14.2	15.4

Loan with a Chinese bank due 2006 through 2007, interest payable quarterly at 6.730% and 5.867%, respectively	14.0	14.0

Loan with a Chinese bank due 2006 through 2013, interest payable semiannually at 7.030% and 6.167%, respectively	32.0	34.4

Capital lease obligations	10.1	9.1

	1,061.0	1,067.0
Less: Current maturities	(51.2)	(73.9)

	$1,009.8	$993.1

Annual maturities relating to the Company’s long-term debt as of June 30, 2006 are as follows (in millions):

Remainder of 2006	$37.7
2007	20.9
2008	14.2
2009 (1)	624.8
2010	264.2
Thereafter	99.2

Total	$1,061.0

(1)	The term loan portion of the Company’s credit facility matures December 15, 2009. However, if the first date on which holders of at least $210.0 million in aggregate principal amount of the Company’s zero coupon convertible senior subordinated notes due 2024 can exercise their “put” right is extended (currently April 10, 2010), the term loan will mature six months prior to such date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

March 2006 Amendment to Senior Bank Facilities

The credit agreement relating to the Company’s senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined in the credit agreement) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. In March 2006, the Company obtained an amendment to this provision of the credit agreement, which requires prepayment only at the election of the debt holders. As a result of this amendment, only $0.1 million of the $26.0 million classified as a current maturity as of December 31, 2005 was paid at the election of the debt holders during the first quarter of 2006. Therefore, the remaining $25.9 million was reclassified to long-term debt during 2006.

July 2006 Exchange Offer for Zero Coupon Convertible Senior Subordinated Notes due 2024

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 for a like principal amount of the new notes plus an exchange fee of $2.50 per $1,000 principal amount of their old notes validly tendered and accepted for exchange. The new notes contain a net share settlement feature, which will reduce the amount of shares included in diluted net income per share beginning in the third quarter of 2006. On July 21, 2006, the Company issued $259.5 million aggregate principal amount of new notes that are convertible into cash up to the par value, at a conversion rate of 101.8849 shares per $1,000 principle under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the old notes were tendered and subsequently exchanged.

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2025 and the 1.875% convertible senior subordinated notes due 2024 (collectively, “the Notes”). The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	SCI LLC (Guarantor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)
As of June 30, 2006
Cash and cash equivalents	$—	$227.8	$—	$66.9	$—	$294.7
Receivables, net	—	52.2	—	148.3	—	200.5
Inventories, net	—	34.8	—	166.0	(5.7)	195.1
Other current assets	—	11.3	2.4	24.8	—	38.5
Deferred income taxes	—	(1.8)	—	7.6	—	5.8

Total current assets	—	324.3	2.4	413.6	(5.7)	734.6
Property, plant and equipment, net	—	170.1	3.1	394.2	—	567.4
Deferred income taxes	—	1.8	—	(1.1)		0.7
Goodwill and intangible assets	—	15.6	69.2	4.1	—	88.9
Investments and other assets	47.2	149.9	39.4	20.6	(225.7)	31.4

Total assets	$47.2	$661.7	$114.1	$831.4	$(231.4)	$1,423.0

Accounts payable	$—	$32.0	$0.1	$114.2	$—	$146.3
Accrued expenses and other current liabilities	0.1	80.3	1.0	99.4	1.8	182.6
Deferred income on sales to distributors	—	41.1	—	85.8	—	126.9

Total current liabilities	0.1	153.4	1.1	299.4	1.8	455.8

Long-term debt	355.0	635.0	—	19.8	—	1,009.8
Other long-term liabilities	—	18.8	0.3	13.1	—	32.2
Intercompany	(207.9)	(352.6)	179.4	175.4	205.7	—

Total liabilities	147.2	454.6	180.8	507.7	207.5	1,497.8
Minority interests in consolidated subsidiaries	—	—	—	—	25.2	25.2
Stockholders’ equity (deficit)	(100.0)	207.1	(66.7)	323.7	(464.1)	(100.0)

Liabilities, minority interests and stockholders’ equity (deficit)	$47.2	$661.7	$114.1	$831.4	$(231.4)	$1,423.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	SCI LLC (Guarantor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)
As of December 31, 2005
Cash and cash equivalents	$—	$147.0	$—	$86.3	$—	$233.3
Receivables, net	—	29.4	—	130.8	—	160.2
Inventories, net	—	22.0	—	160.4	(12.9)	169.5
Other current assets	—	7.0	2.4	20.5	—	29.9
Deferred income taxes	—	—	—	7.4	—	7.4

Total current assets	—	205.4	2.4	405.4	(12.9)	600.3
Property, plant and equipment, net	—	73.7	3.4	361.4	—	438.5
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(153.1)	66.6	38.8	22.8	57.3	32.4

Total assets	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

Accounts payable	$—	$22.9	$0.5	$113.9	$—	$137.3
Accrued expenses and other current liabilities	—	78.7	1.4	82.1	1.7	163.9
Deferred income on sales to distributors	—	32.4	—	64.7	—	97.1

Total current liabilities	—	134.0	1.9	260.7	1.7	398.3
Long-term debt	355.0	610.4	—	27.7	—	993.1
Other long-term liabilities	—	17.8	0.5	13.1	—	31.4
Deferred income taxes	—	—	—	1.2	—	1.2
Intercompany	(207.8)	(414.7)	174.0	243.0	205.5	—

Total liabilities	147.2	347.5	176.4	545.7	207.2	1,424.0
Minority interests in consolidated subsidiaries	—	—	—	—	24.8	24.8
Stockholders’ equity (deficit)	(300.3)	6.3	(62.6)	243.9	(187.6)	(300.3)

Liabilities, minority interests and stockholders’ equity (deficit)	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	SCI LLC (Guarantor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)
For the quarter ended June 30, 2006
Revenues	$—	$133.6	$6.9	$468.8	$(234.0)	$375.3
Cost of revenues	—	109.9	0.7	351.3	(239.8)	222.1

Gross profit	—	23.7	6.2	117.5	5.8	153.2

Research and development	—	6.2	2.7	16.3	—	25.2
Selling and marketing	—	13.0	0.2	9.5	—	22.7
General and administrative	—	2.4	(0.2)	19.1	—	21.3
Restructuring, asset impairments and other, net	—	4.5	—	(1.2)	—	3.3

Total operating expenses	—	26.1	2.7	43.7	—	72.5

Operating income (loss)	—	(2.4)	3.5	73.8	5.8	80.7
Interest expense, net	(0.9)	(4.0)	(2.3)	(3.1)	—	(10.3)
Other	—	2.3	—	(2.5)	—	(0.2)
Equity in earnings	68.4	68.7	1.4	—	(138.5)	—

Income (loss) before income taxes, and minority interests	67.5	64.6	2.6	68.2	(132.7)	70.2
Income tax provision	—	2.0	—	(3.8)	—	(1.8)
Minority interests	—	—	—	—	(0.9)	(0.9)

Net income (loss)	$67.5	$66.6	$2.6	$64.4	$(133.6)	$67.5

For the quarter ended July 1, 2005
Revenues	$—	$99.9	$18.0	$401.8	$(216.9)	$302.8
Cost of revenues	—	99.4	5.7	318.5	(219.3)	204.3

Gross profit	—	0.5	12.3	83.3	2.4	98.5

Research and development	—	6.1	2.7	14.2	—	23.0
Selling and marketing	—	10.0	0.1	8.8	—	18.9
General and administrative	—	8.0	6.8	2.7	—	17.5
Restructuring, asset impairments and other, net	—	1.2	0.1	1.5	—	2.8

Total operating expenses	—	25.3	9.7	27.2	—	62.2

Operating income (loss)	—	(24.8)	2.6	56.1	2.4	36.3
Interest expense, net	(0.4)	(8.2)	(2.5)	(3.1)	—	(14.2)
Other	—	(3.4)	—	2.8	—	(0.6)
Equity in earnings	18.9	60.2	1.6	—	(80.7)	—

Income (loss) before income taxes, and minority interests	18.5	23.8	1.7	55.8	(78.3)	21.5
Income tax provision	—	(6.5)	—	4.5	—	(2.0)
Minority interests	—	—	—	—	(1.0)	(1.0)

Net income (loss)	$18.5	$17.3	$1.7	$60.3	$(79.3)	$18.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	SCI LLC (Guarantor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)
For the six months ended June 30, 2006
Revenues	$—	$245.0	$6.9	$902.5	$(445.1)	$709.3
Cost of revenues	—	198.4	1.4	690.9	(452.3)	438.4

Gross profit	—	46.6	5.5	211.6	7.2	270.9

Research and development	—	10.6	5.6	32.6	—	48.8
Selling and marketing	—	24.4	0.4	18.9	—	43.7
General and administrative	—	4.2	(0.2)	37.5	—	41.5
Restructuring, asset impairments and other, net	—	4.5	—	(1.2)	—	3.3

Total operating expenses	—	43.7	5.8	87.8	—	137.3

Operating income (loss)	—	2.9	(0.3)	123.8	7.2	133.6
Interest expense, net	(1.9)	(8.3)	(4.6)	(6.5)	—	(21.3)
Other	—	4.9	—	(4.1)	—	0.8
Equity in earnings	109.8	106.8	2.0	—	(218.6)	—

Income (loss) before income taxes, and minority interests	107.9	106.3	(2.9)	113.2	(211.4)	113.1
Income tax provision	—	1.4	—	(5.2)	—	(3.8)
Minority interests	—	—	—	—	(1.4)	(1.4)

Net income (loss)	$107.9	$107.7	$(2.9)	$108.0	$(212.8)	$107.9

Net cash provided by operating activities	$—	$77.7	$0.1	$53.9	$—	$131.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(94.0)	(0.1)	(41.0)	—	(135.1)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.3	—	0.3
Purchases of intangible assets	—	(11.9)	—	—	—	(11.9)
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	0.7	—	0.4	—	1.1

Net cash used in investing activities	—	(102.9)	(0.1)	(40.3)	—	(143.3)

Cash flows from financing activities:
Intercompany loans	—	(228.1)	—	228.1	—	—
Intercompany loan repayments	—	255.3	—	(255.3)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.1	—	—	—	1.1
Proceeds from exercise of stock options	—	8.9	—	—	—	8.9
Dividends to minority shareholder of consolidated subsidiary	—	1.3	—	(2.3)	—	(1.0)
Equity injections from parent	—	—	1.3	—	—	1.3
Subsidiary declared dividend	—	—	(1.3)	—	—	(1.3)
Proceeds from issuance of common stock, net of issuance costs	—	76.4	—	—	—	76.4
Payment of capital lease obligation	—	(3.9)	—	—	—	(3.9)
Payment of debt issuance costs	—	(1.7)	—	—	—	(1.7)
Repayment of long term debt	—	(3.3)	—	(4.1)	—	(7.4)

Net cash provided by (used in) financing activities	—	106.0	—	(33.6)	—	72.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.6	—	0.6

Net increase (decrease) in cash and cash equivalents	—	80.8	—	(19.4)	—	61.4
Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$227.8	$—	$66.9	$—	$294.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	SCI LLC (Guarantor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)
For the six months ended July 1, 2005
Revenues	$—	$210.5	$25.8	$790.0	$(421.1)	$605.2
Cost of revenues	—	195.6	18.4	633.6	(437.1)	410.5

Gross profit	—	14.9	7.4	156.4	16.0	194.7

Research and development	—	12.2	5.6	28.3	—	46.1
Selling and marketing	—	20.3	0.4	17.5	—	38.2
General and administrative	—	13.7	7.0	17.2	—	37.9
Restructuring, asset impairments and other, net	—	1.1	(0.3)	3.1	—	3.9

Total operating expenses	—	47.3	12.7	66.1	—	126.1

Operating income (loss)	—	(32.4)	(5.3)	90.3	16.0	68.6
Interest expense, net	(0.8)	(14.1)	(5.1)	(7.9)	—	(27.9)
Other	—	(4.4)	—	2.8	—	(1.6)
Equity in earnings	34.1	87.9	3.1	—	(125.1)	—

Income (loss) before income taxes, and minority interests	33.3	37.0	(7.3)	85.2	(109.1)	39.1
Income tax provision	—	(6.0)	—	2.2	—	(3.8)
Minority interests	—	—	—	—	(2.0)	(2.0)

Net income (loss)	$33.3	$31.0	$(7.3)	$87.4	$(111.1)	$33.3

Net cash provided by (used in) operating activities	$—	$(61.8)	$(0.7)	$160.7	$—	$98.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6.0)	—	(16.0)	—	(22.0)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	24.1	—	—	—	24.1
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	0.1	0.7	—	—	0.8

Net cash provided by (used in) investing activities	—	63.9	0.7	(16.0)	—	48.6

Cash flows from financing activities:
Intercompany loans	—	(279.4)	180.0	99.4	—	0.0
Intercompany loan repayments	—	418.2	(180.0)	(238.2)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.9	—	—	—	0.9
Proceeds from exercise of stock options and warrants	—	1.0	—	—	—	1.0
Dividends to minority shareholder of consolidated subsidiary	—	3.0	—	(5.0)	—	(2.0)
Equity injections from parent	—	—	3.0	—	—	3.0
Subsidiary declared dividend	—	—	(3.0)	—	—	(3.0)
Payment of capital lease obligation	—	(3.0)	—	(0.1)	—	(3.1)
Payment of debt issuance costs	—	(0.2)	—	—	—	(0.2)
Repayment of long term debt	—	(3.2)	—	(10.2)	—	(13.4)

Net cash provided by (used in) financing activities	—	137.3	—	(154.1)	—	(16.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	139.4	—	(9.5)	—	129.9
Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$154.5	$—	$81.1	$—	$235.6

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 10: Common Stock

On April 6, 2006, the Company completed a public offering of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by the Company were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million (including $1.2 million that were unpaid as of June 30, 2006). The Company intends to used the net proceeds to partially fund the purchase of LSI’s Gresham wafer fabrication facility, which had a total purchase price of $105 million. See further discussion in Note 6: Asset Acquisition.

Income per share calculations for the quarter and six months ended June 30, 2006 and July 1, 2005, are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income	$67.5	$18.5	$107.9	$33.3
Less: Accretion to redemption value of convertible redeemable preferred stock	—	0.1	—	0.2
Less: Convertible redeemable preferred stock dividends	—	(2.6)	—	(5.2)
Less: Allocation of undistributed earnings to preferred shareholders	—	(2.5)	—	(4.4)

Net income applicable to common stock	67.5	13.5	107.9	23.9
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	0.3	0.4	0.7	0.8

Diluted net income applicable to common stock	$67.8	$13.9	$108.6	$24.7

Basic weighted average common shares outstanding	322.8	255.3	317.3	255.2
Add: Incremental shares for:
Dilutive effect of equity based compensation	6.4	6.0	7.0	6.1
1.875% convertible senior subordinated notes	—	—	—	—
Convertible redeemable preferred stock	—	—	—	—
Convertible zero coupon senior subordinated notes	26.5	26.5	26.5	26.5

Diluted weighted average common shares outstanding	355.7	287.8	350.8	287.8

Income per common share
Basic:	$0.21	$0.05	$0.34	$0.09

Diluted:	$0.19	$0.05	$0.31	$0.09

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

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded options were 16.6 million and 12.7 million for the quarter and six months ended June 30, 2006, respectively, and 16.6 million and 16.0 million for the quarter and six months ended July 1, 2005, respectively.

For the quarter and six months ended June 30, 2006, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on an initial conversion price of approximately $7.00 per share. The excess of fair value over par value is convertible into stock. As of June 30, 2006, the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the assumed conversion of the zero coupon convertible senior subordinated notes, $0.3 million and $0.7 million and $0.4 million and $0.8 million of amortization expense of debt issuance costs for the quarters and six months ended June 30, 2006 and July 1, 2005, respectively, was added back to net income to calculate diluted earnings per share.

Note 11: Employee Stock Benefit Plans

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

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the 2000 Plan which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. As of January 1, 2006 and 2005, the number of shares of the Company’s common stock reserved and available for grant increased by 9.3 million and 7.7 million, respectively to 47.5 million and 38.2 million, from 30.5 million shares as of December 31, 2004, in accordance with the approved amendments. The 2000 Plan has also been amended to increase the maximum number of options granted to any one participant during a fiscal year from 1.0 million shares to 2.5 million, and to allow the Board of Directors to adopt a program of exchanging underwater options for newly issued options.

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

There was an aggregate of 18.3 million and 13.6 million shares of common stock available for grant under both plans at June 30, 2006 and December 31, 2005, respectively.

Share-Based Compensation Information under SFAS No. 123R

The fair value of each option grant in 2005 and thereafter is estimated on the date of grant using a lattice-based option valuation model. In past years, the Company has used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options granted during the quarter and six months ended June 30, 2006 was $2.65 per share and $2.91 per share, respectively, and was calculated using the lattice model with the following weighted-average assumptions (annualized percentages):

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Volatility	49.6%	48.8%
Risk-free interest rate	5.0%	4.8%
Post-vesting forfeiture rate	8.9%	9.3%
Rate of exercise	28.8%	28.6%

The Company used implied volatility of market—traded options of the Company’s stock exclusively for the expected volatility assumption input to the lattice model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The Company has historically not declared dividends, thus the dividend yield was assumed to be zero in the lattice model. The post-vesting forfeiture rate and rate of exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively. The rate of exercise indicates the annual rate at which vested, in-the-money options have historically been exercised early.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The lattice model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the quarter and six months ended June 30, 2006 derived from the lattice model was 4.0 years.

In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 13% in the second quarter of fiscal year 2006 based on historical experience.

The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarter and six months ended June 30, 2006 was $1.48 per share and $1.40 per share. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Expected life (in years)	0.25	0.25
Risk-free interest rate	4.67%	4.41%
Volatility	51.00%	47.00%

Total estimated share-based compensation expense, related to the Company’s employee stock options and employee stock purchase plan, recognized for the quarter and six months ended June 30, 2006 was comprised as follows (in millions, except per share data):

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$0.6	$0.9
Research and development	0.4	0.8
Selling and marketing	0.5	1.0
General and administrative	0.8	1.5

Share-based compensation expense before income taxes	2.3	4.2
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$2.3	$4.2

Net share-based compensation expense, per common share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company recorded $0.3 million and $1.3 million in share-based compensation expense during the quarter and six months ended June 30, 2006, respectively, related to share-based awards granted during the quarter and six months ended June 30, 2006. This included expense related to the Employee Stock Purchase Plan of $0.2 million and $0.3 million during the quarter and six months ended June 30, 2006, respectively, and $0.1 million of expense related to awards of restricted stock units. The remaining expense related to share-based awards granted prior to December 31, 2005.

Pro Forma Information under SFAS No. 123 for the quarter and six months ended July 1, 2005

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

For purposes of pro forma disclosures under SFAS No. 123 for the quarter and six months ended July 1, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the quarter and six months ended July 1, 2005 were as follows (in millions, except per share data):

	Quarter Ended July 1, 2005	Six Months Ended July 1, 2005
Net income, as reported	$18.5	$33.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.4)	(7.0)

Pro-forma net income	15.1	26.3
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	0.2
Less: Convertible redeemable preferred stock dividends	(2.6)	(5.2)
Less: Allocation of undistributed earnings to preferred shareholders	(2.0)	(3.3)

Net income applicable to common stock	$10.6	$18.0

Income per share:
Basic—as reported	$0.05	$0.09

Basic—pro-forma	$0.04	$0.07

Diluted—as reported	$0.05	$0.09

Diluted—pro-forma	$0.04	$0.06

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of option grants during the respective period was estimated at the date of grant while the fair value of the shares issued under the ON Semiconductor 2000 Employee Stock Purchase Plan was estimated at the beginning of the respective offering periods. The weighted-average Black-Scholes equivalent assumptions for the quarter and six months ended July 1, 2005, for employee stock options are detailed below:

Employee Stock Options	Quarter Ended July 1, 2005	Six Months Ended July 1, 2005
Expected life (in years)	3.84	3.82
Risk-free interest rate	3.78%	3.62%
Volatility	57.00%	59.00%

The fair value of the Employee Stock Purchase Plan shares issued during the quarter and six months ended July 1, 2005 has been calculated using the Black-Scholes option-pricing model with the weighted-average assumptions detailed below:

Employee Stock Purchase Plan	Quarter Ended July 1, 2005	Six Months Ended July 1, 2005
Expected life (in years)	0.25	0.25
Risk-free interest rate	2.80%	2.50%
Volatility	63.00%	60.00%

The weighted-average estimated fair value of employee stock options granted during the quarter and six months ended July 1, 2005 was $1.81 and $2.21 per share, respectfully. The weighted-average estimated fair value of the shares issued under the 2000 Employee Stock Purchase Plan during the quarter and six months ended July 1, 2005 was $1.01 and $1.07 per share, respectfully.

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Six Months Ended June 30, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2005	27.6	$4.92
Grants	5.2	6.68
Exercises	(2.7)	3.24
Cancellations	(1.0)	7.64

Outstanding at June 30, 2006	29.1	$5.30	7.93	$42.0

Exercisable at June 30, 2006	16.7	$5.36	7.15	$29.1

Net stock options, after forfeitures and cancellations, granted during the quarter ended June 30, 2006 and July 1, 2005 represented 0.2% and (0.1)% of outstanding shares as of the beginning of each such fiscal quarter, respectively. Total stock options granted during the quarter ended June 30, 2006 and July 1, 2005 represented 0.3% and 0.2% of outstanding shares as of the end of each such fiscal quarter, respectively.

At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $20.6 million, which is expected to be recognized over a weighted average period

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of 2.9 years. The total intrinsic value of stock options exercised during the quarter ended June 30, 2006 was $2.9 million. The Company recorded cash received from the exercise of stock options of $3.7 million and cash from issuance of shares under the Employee Stock Purchase Plan of $0.6 million and no related tax benefits during the quarter ended June 30, 2006. Upon option exercise or completion of a purchase under the Employee Stock Purchase Plan the Company issues new shares of stock.

Additional information about stock options outstanding at June 30, 2006 with exercise prices less than or above $5.88 per share, the closing price at June 30, 2006, follows (number of shares in millions):

	Exerciseable		Unexerciseable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $5.88	9.1	$2.66	7.1	$4.05	16.1	$3.27
Above $5.88	7.6	$8.55	5.4	$6.79	13.0	$7.82

Total outstanding	16.7	$5.36	12.5	$5.23	29.1	$5.30

Restricted Stock Units

The Company’s stock compensation plan permits the granting of restricted stock units to eligible employees and non-employee directors at fair market value at the date of the grant. Restricted stock units are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s nonvested restricted stock units granted to certain officers and directors of the Company as of June 30, 2006, and changes during the six months ended June 30, 2006.

	Six Months Ended June 30, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2005	—	$—
Granted	0.4	6.21
Vested	—	—
Forfeited	—	—

Nonvested shares of restricted stock units at June 30, 2006	0.4	$6.21

As of June 30, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the plan. The cost is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was $0.1 million for the quarter ended June 30, 2006. As of June 30, 2006, the Company had approximately 0.4 million restricted stock units outstanding.

Employee Stock Purchase Plans

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the quarter and six months ended June 30, 2006 as well as the quarter and six months ended July 1, 2005, employees purchased approximately 0.1 million and 0.2 million shares under the plan, respectively. Through December 31, 2004, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 8.5 million shares. As of June 30, 2006, there were 3.3 million shares available for issuance under the Employee Stock Purchase Plan.

Note 12: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of June 30, 2006 (in millions):

Remainder of 2006 (1)	$3.6
2007	3.8
2008	2.6
2009	1.8
2010	0.7
Thereafter	1.8

Total	$14.3

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

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

In connection with the purchase of the Gresham facility (see Note 6: Asset Acquisition), we entered into a wafer supply and test service agreement with LSI pursuant to which (1) we will manufacture and provide semiconductor wafer products to LSI, and (2) we will provide certain sort test, processing engineering, quality

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

assurance and other similar and related services that LSI may request. LSI is obligated to purchase $198.8 million of wafer products and related services (such as wafer testing and sorting services) from us during the first two years under the agreement. We also entered into several ancillary agreements including, but not limited to, an intellectual property license, a transition services agreement and a facility use agreement.

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

In connection with the acquisition of the LSI’s Gresham, Oregon wafer fabrication facility, the Company entered into various agreements with LSI. Pursuant to certain of these agreements, the Company agreed to indemnify LSI for certain things limited in the most instances by time and/or monetary amounts.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

made by the Company under any of these indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, results of operations or cash flows.

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matter described in the next paragraphs, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Securities Class Action Litigation. During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters for its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. Management understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for it.

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

Note 13: Related Party Transactions

As described in Note 1: Background and Basis of Presentation, on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of June 30, 2006, TPG owned approximately 51% of the Company’s outstanding shares of common stock.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 14: Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force reached consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions” when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04-13 is effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. The Company’s adoption of the provisions of Issue No. 04-13 did not impact its financial condition or results of operations.

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

In June 2006, the FASB ratified EITF Issue No. 05-01 “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“Issue No. 05-01”). Issue No. 05-01 requires the conversion accounting model to be used when equity instruments are issued to settle an instrument that becomes convertible upon the issuer’s exercise of a call option if, at issuance, the debt instrument contains a substantive conversion feature. The issuance of shares to settle the debt pursuant to the original terms of the instrument should be afforded conversion treatment. However, if the instrument does not contain a substantive conversion feature at issuance, then the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment. A conversion feature is considered substantive if, at issuance, it is reasonably possible that the conversion feature will affect the manner of the debt instrument’s settlement. Issue No. 05-01 is effective for all conversions or settlements that result from exercise of call options occurring in interim or annual periods beginning after June 28, 2006. While Issue No. 05-01 requires entities to apply these rules to instruments issued

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

prior to the effective date, it does not require entities to evaluate and document whether the conversion feature was substantive at the time of issuance unless or until the conversion feature is exercised. The Company is currently evaluating the impact of Issue No. 05-01 to its financial position and results of operations.

In June 2006, the FASB ratified EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of Issue No. 06-03 to its financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

Note 15: Segment Information

The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor components. The Company has four main product lines: power management and standard analog devices, metal oxide semiconductor (MOS) power devices, high frequency clock and data management devices and standard components.

The Company’s reportable segments, as presented below, are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent management’s view of the Company’s businesses and inform how it evaluates the progress of its major components. The power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. The standard logic product unit, however, whose results are included in our Analog Products Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $33.3 million and $65.4 million for the quarter and six months ended June 30, 2006 and revenues of approximately $24.9 million and $47.0 million for the quarter and six months ended July 1, 2005, respectfully.

In May 2006, the Company announced a change in the organizational structure from a product-based to a market-based organization by aligning the Company’s businesses to specific customers and market segments; however, management will not begin managing the business and evaluating operating results under this new structuring until the third quarter of 2006. Therefore, beginning in the third quarter of 2006, the Company’s operating segment disclosures will reflect this change, which will be applied retrospectively in those financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by executive or senior vice presidents who report to the Chief Executive Officer. The expenses of these groups are allocated to the operating segments based on specific and general criteria and are included in the operating results reported below. The aggregate amount of the Company’s goodwill balance of $77.3 million as of June 30, 2006 and December 31, 2005 relates to the Analog Products Group. The aggregate amount of the Company’s other intangible assets balance of $11.6 million, which includes intellectual property and assembled workforce, relates to the Integrated Power Group. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which include corporate research and development costs, inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any product segment.

Information about segments for the quarter and six months ended June 30, 2006, and for the quarter and six months ended July 1, 2005 is as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended June 30, 2006:
Revenues from external customers	$207.5	$167.8	$375.3
Segment operating income	$46.6	$46.9	$93.5

Quarter ended July 1, 2005:
Revenues from external customers	$169.2	$133.6	$302.8
Segment operating income	$31.4	$25.2	$56.6

	Integrated Power Group	Analog Products Group	Total
Six months ended June 30, 2006:
Revenues from external customers	$388.6	$320.7	$709.3
Segment operating income	$77.4	$81.9	$159.3

Six months ended July 1, 2005
Revenues from external customers	$338.5	$266.7	$605.2
Segment operating income	$55.6	$46.2	$101.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

	Quarter ended
	June 30, 2006	July 1, 2005
Operating income for reportable segments	$93.5	$56.6
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(2.8)
Other unallocated manufacturing costs	(7.6)	(15.4)
Other unallocated operating expenses	(1.9)	(2.1)

Operating income	$80.7	$36.3

	Six Months Ended
	June 30, 2006	July 1, 2005
Operating income for reportable segments	$159.3	$101.8
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(3.9)
Other unallocated manufacturing costs	(20.3)	(25.2)
Other unallocated operating expenses	(2.1)	(4.1)

Operating income	$133.6	$68.6

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Quarter Ended
	June 30, 2006	July 1, 2005
United States	$91.5	$70.3
The Other Americas	1.0	0.9
United Kingdom	56.1	49.9
The Other Europe	—	0.1
China	138.3	103.2
Singapore	41.5	33.8
The Other Asia/Pacific	46.9	44.6

Total Revenues	$375.3	$302.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Six Months Ended
	June 30, 2006	July 1, 2005
United States	$167.8	$148.4
The Other Americas	1.9	2.1
United Kingdom	111.2	106.6
The Other Europe	—	0.1
China	261.0	188.0
Singapore	77.8	66.8
The Other Asia/Pacific	89.6	93.2

Total Revenues	$709.3	$605.2

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Power Management and Standard Analog	$110.9	$89.3	$212.2	$181.5
MOS Power Devices	68.1	57.7	130.0	109.0
High Frequency Clock and Data Management	23.6	19.4	43.1	38.2
Standard Components	172.7	136.4	324.0	276.5

Total Revenues	$375.3	$302.8	$709.3	$605.2

Property, plant and equipment by geographic location is summarized as follows (in millions):

	June 30, 2006	December 31, 2005
China	$106.6	$110.6
United States	173.3	77.1
Europe	88.9	85.6
Malaysia	89.2	74.3
Japan	70.4	64.3
The Other Asia/Pacific	35.8	25.7
The Other Americas	3.2	0.9

	$567.4	$438.5

Sales to the Company’s three largest customers accounted for approximately 12%, 9% and 8% of the Company’s revenue during the first six months of 2006 and 12%, 8% and 8% during the quarter ended June 30, 2006.

Sales to the Company’s three largest customers accounted for approximately 12%, 9%, and 9% of the Company’s revenue during the first six months of 2005 and 13%, 9% and 9% during the quarter ended July 1, 2005.

Generally, approximately 60% of revenues from the Company’s largest three customers related to the Integrated Power Group and approximately 40% of revenues related to the Analog Products Group.

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

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 8% during 2006 through 2009. These are projections and may not be indicative of actual results.

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

We have four main product lines: power management and standard analog devices, metal oxide semiconductor (“MOS”) power devices, high frequency clock and data management devices and standard components. Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 30,500 products and we shipped approximately 15.2 billion units in the first six months of 2006 as compared to approximately 13.0 billion units in the first six months of 2005. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Our reportable segments, under generally accepted accounting principles, are aligned internally as the Integrated Power Group and the Analog Products Group. In general, the power management and standard analog product line as well as the high frequency clock and data management product line are aligned under the Analog Products Group, while the MOS power devices product line and the standard components product line are aligned under the Integrated Power Group. Our discussion of customers, trends and competitive conditions can generally be aligned accordingly. Our standard logic product unit, however, whose results are included in the Analog Products

Group segment, is part of our standard components product line. The standard logic product unit had revenues of approximately $33.3 million and $65.4 million for the quarter and six months ended June 30, 2006, respectively, and revenues of approximately $24.9 million and $47.0 million for the quarter and six months ended July 1, 2005, respectively. In instances where the characteristics of the standard components product line are significantly impacted by the standard logic product unit, these impacts are addressed separately herein.

In May 2006, we announced a change in our organizational structure from a product-based to a market-based organization by aligning our businesses to specific customers and market segments; however, we will not begin managing the business and evaluating operating results under this new structuring until the third quarter of 2006. Beginning in the third quarter of 2006, our operating segment disclosures will reflect the realignment of our reporting segments, which will be applied retrospectively in those financial statements.

We have approximately 182 direct customers worldwide, and we also service approximately 235 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Apple, Hewlett Packard, Microsoft, Intel, Motorola, Seagate, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Texas, Oregon, China, the Czech Republic, Korea, and France, and we currently operate manufacturing facilities in Arizona, Oregon, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. We ceased manufacturing operations at our Rhode Island manufacturing facility in the second quarter of 2005 and exited the facility in the fourth quarter of 2005. The Rhode Island manufacturing facility is currently being marketed for sale. In the second quarter of 2005, we announced the transfer of wafer fabrication manufacturing operations from our front-end fabrication facility in Malaysia to Arizona. Due to the current increase in demand from our customers, we have decided to keep the wafer fabrication portion of the Malaysian site open and will evaluate the continued operation of this facility over the next several quarters. We also plan to sell certain unused portions of our property at our corporate headquarters in Arizona and use some of the proceeds from the sale to upgrade portions of our corporate headquarters. We will maintain our headquarters offices and existing manufacturing facilities on the portions of the property that are not for sale.

On May 15, 2006, we, through our principal domestic operating subsidiary, SCI LLC, purchased LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. The assets purchased include an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. We made offers of employment and hired substantially all of LSI’s manufacturing and engineering employees working at the Gresham facility. At the closing of the transaction, we also entered into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement. The aggregate purchase price for the acquired assets was $106.5, which included $1.5 million in transaction related costs, plus an additional $1.1 million of certain net assets and liabilities that were assumed by SCI LLC when the purchase was finalized on May 15, 2006. We incurred approximately $1.5 million in legal, accounting and appraisal fees related to the transaction, which, with the purchase price of $105.0 million, were allocated to the assets purchased based on their relative fair values. See Note 6 “Asset Acquisition” for further discussion.

The Gresham wafer facility is aligned internally under our Integrated Products Group operating segment and the standard components line. The purchase of the Gresham wafer facility significantly enhances our internal manufacturing capabilities. With the completion of this transaction, we have gained process development engineers, operational expertise and process development know-how to help enable us to develop a larger mix of high volume, low cost, high-performance submicron analog and digital power products down to the 0.18 micron level, with toolset capabilities down to the 0.13 micron level in the future.

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

During the second quarter of 2006, we experienced improvements in pricing for our products while end market demand showed signs of moderation. We enjoyed growth in bookings during the second quarter with the book to bill ratio above one for the fifth consecutive quarter. We expect pricing trends during the rest of 2006 to be more of a factor of the specific supply and demand environment for a given device and on average for prices to be flat from the second quarter of 2006. Foundry revenues from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility totaled $12.5 million during the second quarter of 2006. We have a minimum purchase agreement with LSI for foundry services that obligates them to purchase an estimated $198.8 million of foundry services from us through May 2008.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 133 new products in 2005 and an additional 80 new products in the first six months of 2006. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. In light of the recent acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity analog, standard component, MOS power and clock and data management products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

Since the fourth quarter of 2000, we have been implementing profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

Our 2004 profitability enhancement program includes the following:

•	The phase out of our manufacturing operations in East Greenwich, Rhode Island, which was announced in December 2003, and our assembly and test operations in the Czech Republic, which was announced in November 2003. We began to realize the full benefit of savings from this program by the end of the fourth quarter of 2005, when the closure of our operations in East Greenwich was completed with all manufacturing equipment decommissioned and removed. During the fourth quarter of 2005, we successfully completed the work related to the decommissioning of the manufacturing building, which is currently being marketed for sale. We expect to incur marginal operating expenses in 2006 to maintain the building until the sale is completed. Overall, we expect the full cost savings from these activities will produce at least $20 million to $25 million of annual cost savings which began in first quarter of 2006.

•	In the second quarter of 2004, we evaluated our operations in the Czech Republic and determined certain overhead functions were no longer necessary as a result of our previously announced transfer of our back-end manufacturing lines in Roznov to Malaysia and the Philippines. Following the reduction of such overhead functions, we realized approximately $7.7 million of actual cost savings in 2005.

•	In the first quarter of 2004, we entered into a five-year agreement with respect to the outsourcing of information technology infrastructure. As part of the agreement, we sold certain system software modules, resulting in a loss on disposal of assets of $12.0 million. As a result of these actions, starting in the second quarter of 2004, we began to realize approximately $4.0 million of annualized cost savings that reduces our general and administrative expenses due to reduced depreciation expense.

More recently, in the second quarter of 2005, we announced our plan to transfer wafer fabrication operations from our facility in Malaysia to our facility in Arizona by the end of 2006, which would have eliminated approximately 80 jobs. However, due to the recently increased demand and increased backlog for products sourced out of the Malaysia and Arizona wafer fabrication operations and our long range plans, we no longer foresee transferring these operations in the near future, and consequently the cost savings that had been expected from the transfer are expected to be more than offset by incremental margin from the increased demand.

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

In April 2006 we completed a public offering of 11.2 million shares (which includes 0.7 million shares issued as over-allotments) of our common stock issued approximately at a price of $7.00 per share. The net proceeds of $75.2 million from this offering were used to partially fund the purchase of LSI’s Gresham, Oregon wafer fabrication facility, which had a total purchase price of $105 million.

In June 2006, we commenced an offer to exchange all of our zero coupon convertible senior subordinated notes due 2024 for new notes with a net share settlement feature. The exchange expired on July 19, 2006, and 99.8% of the $260.0 million principal amount of the old notes were tendered and subsequently exchanged.

The details of each of these financing events are outlined in the following sections. Also, see “Liquidity and Capital Resources” elsewhere in this report Note 10 “Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that revenues will be approximately $405 to $415 million in the third quarter of 2006 as compared to revenues of $313.6 million in the third quarter of 2005 and revenues of $375.3 million in the second quarter of 2006. Backlog levels at the beginning of the third quarter of 2006 were up from backlog levels at the beginning of the second quarter of 2006, and represent well over 90 percent of our anticipated third quarter 2006 revenues. We expect average selling prices for the third quarter of 2006 will be approximately flat as compared to the second quarter of 2006. Gross margins in the third quarter of 2006 are expected to decline to approximately 38%, primarily due to an increase in foundry service revenue, which carries lower margins. Beginning in the first quarter of 2006, we were required to expense stock based compensation in accordance with the adoption of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”. We currently expect this expense to be approximately $2.5 million in the third quarter of 2006.

For the third quarter of 2006, we expect selling and marketing and general and administrative expenses at approximately 10% to 11% of revenues and research and development expenses at approximately 7% of revenues. We anticipate that net interest expense will be approximately $11.5 million for the third quarter of 2006. For the third quarter of 2006, we expect cash capital expenditures of approximately $50 million.

Results of Operations

Quarter Ended June 30, 2006 Compared to Quarter Ended July 1, 2005

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended June 30, 2006 and July 1, 2005. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	June 30, 2006	July 1, 2005
Revenues	$375.3	$302.8	$72.5
Cost of revenues	222.1	204.3	17.8

Gross profit	153.2	98.5	54.7

Operating expenses:
Research and development	25.2	23.0	2.2
Selling and marketing	22.7	18.9	3.8
General and administrative	21.3	17.5	3.8
Restructuring, asset impairments and other, net	3.3	2.8	0.5

Total operating expenses	72.5	62.2	10.3

Operating income	80.7	36.3	44.4

Other income (expenses), net:
Interest expense	(13.1)	(15.4)	2.3
Interest income	2.8	1.2	1.6
Other	(0.2)	(0.6)	0.4

Other income (expenses), net	(10.5)	(14.8)	4.3

Income before income taxes and minority interests	70.2	21.5	48.7
Income tax provision	(1.8)	(2.0)	0.2
Minority interests	(0.9)	(1.0)	0.1

Net income	$67.5	$18.5	$49.0

Revenues

Revenues were $375.3 million and $302.8 million during the quarter ended June 30, 2006 and the quarter ended July 1, 2005, respectively. The increase from the second quarter of 2005 to the second quarter of 2006 was primarily due to increased product volume and foundry revenue resulting from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, partially offset by a decrease in average selling prices by approximately 6.7%. For more information on our asset acquisition see Note 6 “Asset Acquisition” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. As indicated in the table below, the increase was most pronounced in the standard components and Power Management and Standard Analog product lines. Our average selling prices in the second quarter of 2006 relative to the first quarter of 2006 increased by approximately 1.0%. The revenues by product line are as follows (dollars in millions):

	Quarter Ended June 30, 2006	As a % Revenue (1)	Quarter Ended July 1, 2005	As a % Revenue (1)	Dollar Change	% Change
Power Management and
Standard Analog	$110.9	29.5%	$89.3	29.5%	$21.6	24.2%
MOS Power Devices	68.1	18.1%	57.7	19.1%	10.4	18.0%
High Frequency Clock and Data Management	23.6	6.3%	19.4	6.4%	4.2	21.6%
Standard Components (2)	172.7	46.0%	136.4	45.0%	36.3	26.6%

Total Revenues	$375.3		$302.8		$72.5

(1)	Certain amounts may not total due to the rounding of individual components.
(2)	Revenues for the standard components product line includes $33.3 million and $24.9 million of revenues from the standard logic product unit for the quarters ended June 30, 2006 and July 1, 2005, respectively.

Revenues from our power management and standard analog product line increased $21.6 million, or 24.2%, in the second quarter of 2006 as compared to the second quarter of 2005. The increase can be attributed to an increase in revenues from the computing, consumer electronics and wireless communications end markets.

Revenues from MOS power devices increased $10.4 million, or 18.0%, in the second quarter of 2006 as compared to the second quarter of 2005. The increase can be primarily attributed to an increase in revenues from the consumer electronics end market.

Revenues from high frequency clock and data management products increased $4.2 million, or 21.6%, in the second quarter of 2006 as compared to the second quarter of 2005. The increase can be attributed to an increase in revenues from the networking end market.

Revenues from standard components increased $36.3 million, or 26.6%, in the second quarter of 2006 as compared to the second quarter of 2005. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The increase in revenue can be primarily attributed to an increase in market demands mainly in wireless communications, industrial electronics and consumer electronics markets. Additionally, revenue growth in the standard components product line is also due to growth associated with foundry revenue from the recent acquisition of LSI’s Gresham, Oregon wafer fabrication facility of approximately $12.5 million.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Quarter Ended June 30, 2006	As a % Revenue	Quarter Ended July 1, 2005	As a % Revenue
Americas	$92.5	25%	$71.2	24%
Asia Pacific	226.7	60%	181.6	60%
Europe	56.1	15%	50.0	17%

Total	$375.3	100%	$302.8	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Sales to our three largest customers accounted for approximately 12%, 8% and 8% of our revenue during the second quarter 2006 and 13%, 9% and 9% during the second quarter 2005. Generally, approximately 60% of revenues from our largest three customers related to the Integrated Power Group and approximately 40% of revenues related to the Analog Products Group.

Approximately 16% of our revenues for the second quarter of 2006 are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter ended June 30, 2006, our revenues from Delphi accounted for less than 3% of our total annual revenues and approximately $5.4 million of our receivables due from Delphi as of June 30, 2006 are subject to collection pending resolution of the reorganization proceedings. We had reserved $1.6 million against our receivable from Delphi as of June 30, 2006.

Gross Profit

Our gross profit was $153.2 million in the second quarter of 2006 compared to $98.5 million in the second quarter of 2005. As a percentage of revenues, our gross profit was 40.8% in the second quarter of 2006 as compared to 32.5% in the second quarter of 2005. Gross profit increased during the second quarter of 2006 as compared to the second quarter of 2005 primarily due to increased sales volume, cost savings from our profitability enhancement programs and a reduction in depreciation expense of approximately $7.5 million resulting from a change in our estimate of the useful life of our machinery and equipment assets, partially offset by a decrease in average selling prices.

See Note 4 “Change in Accounting Estimate” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Operating Expenses

Research and development expenses were $25.2 million in the second quarter of 2006 compared to $23.0 million in the second quarter of 2005, representing an increase of $2.2 million, or 9.6%. Research and development expenses represented 6.7% and 7.6% of revenues in the second quarter of 2006 and the second quarter of 2005, respectively. The $2.2 million increase in research and development is primarily attributable to increased headcount of our research and development personnel primarily as a result of the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, increased stock compensation expense as a result of our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) during the first quarter of 2006 and an increase in employee performance bonuses as a result of our achievement of certain financial goals.

Selling and marketing expenses were $22.7 million in the second quarter of 2006 compared to $18.9 million in the second quarter of 2005, representing an increase of $3.8 million, or 20.1%. Selling and marketing expenses represented 6.0% and 6.2% of revenues in the second quarter of 2006 and the second quarter of 2005, respectively. The $3.8 million increase in selling and marketing expenses is primarily attributable to an increase in employee performance bonuses as a result of our achievement of certain financial goals, increased headcount of selling and marketing personnel primarily in our Asia Pacific locations due to our increased revenue concentration in this region and increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006.

General and administrative expenses were $21.3 million in the second quarter of 2006 compared to $17.5 million in the second quarter of 2005, representing an increase of $3.8 million, or 21.7%. General and administrative expenses represented 5.7% and 5.8% of revenues in the second quarter of 2006 and the second quarter of 2005, respectively. The $3.8 million increase in general and administrative expenses is primarily attributable to increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006, increased costs for external services, including legal and consulting services, and an increase in employee performance bonuses as a result of our achievement of certain financial goals.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $3.3 million in the second quarter of 2006. During the second quarter of 2006, we recorded $4.7 million of asset impairments partially offset $1.4 million of net adjustments to reserves.

In June 2006, we recorded $4.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Over the past three years we have capitalized software development costs associated with modifications and enhancements to several business process and related systems. The $4.7 million of asset impairments resulted from the fact that we currently have no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in the second quarter of 2006 was triggered by a reallocation of corporate resources from these projects to other projects due to changes in corporate priorities, which include new objectives that arose from the purchase of the Gresham, Oregon wafer fabrication facility in May 2006. The amount of the asset impairment charge taken in June 2006, of $4.7 million, was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

The $1.4 million of net adjustments include $1.2 million reversal of employee separation charges reserve related to the previously planned transfer of wafer fabrication manufacturing operations from Malaysia to the United States. Due to the current increase in demand from customers, we decided to keep the wafer fabrication portion of this site open and the transfer to the United States was cancelled. Accordingly the previously established $1.2 million reserve balance was reversed in June 2006.

The remaining $0.2 million of net adjustments include $0.1 million reversal of employee separation charges reserve for general worldwide work force reductions of approximately 60 employees announced in the second quarter of 2005, and $0.1 million reversal of employee separation charges for employees whose terminations under the December 2002 restructuring program were rescinded.

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

For more information on our restructuring activity see Note 7 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $13.1 million in the second quarter of 2006 compared to $15.4 million in the second quarter of 2005. The decrease in interest expense was primarily a result of interest savings during the second quarter of 2006 that resulted from the repayment of the 10% junior subordinated note that occurred during the second half of 2005, which was partially financed with proceeds from the issuance of 1.875% convertible senior subordinated notes due 2025. Our average month-end long-term debt balance (including current maturities) in the second quarter of 2006 was $1,060.9 million with a weighted average interest rate of 4.9% compared to $1,144.7 million and a weighted average interest rate of 5.4% in the second quarter of 2005. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $1.8 million in the second quarter of 2006 compared to $2.0 million in the second quarter of 2005. The provision for the second quarter of 2006 included $2.3 million for income and withholding taxes of certain of our foreign operations, partially offset by the reversal of $0.5 million of previously accrued income taxes for anticipated audit issues. The provision for the second quarter of 2005 related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the company and inform how we evaluate the progress of its major components. Information about our reportable segments for the quarters ended June 30, 2006 and July 1, 2005 are as follows, in millions:

	Integrated Power Group	Analog Products Group	Total
Quarter ended June 30, 2006:
Revenues from external customers	$207.5	$167.8	$375.3
Segment operating income	$46.6	$46.9	$93.5
Quarter ended July 1, 2005:
Revenues from external customers	$169.2	$133.6	$302.8
Segment operating income	$31.4	$25.2	$56.6

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to consolidated financial statements (in millions):

	Quarter ended
	June 30, 2006	July 1, 2005
Operating income for reportable segments	$93.5	$56.6
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(2.8)
Other unallocated manufacturing costs	(7.6)	(15.4)
Other unallocated operating expenses	(1.9)	(2.1)

Operating income	$80.7	$36.3

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended June 30, 2006 and July 1, 2005, respectively. The amounts in the following table are in millions:

	Six Months Ended		Dollar Change
	June 30, 2006	July 1, 2005
Revenues	$709.3	$605.2	$104.1
Cost of revenues	438.4	410.5	27.9

Gross profit	270.9	194.7	76.2

Operating expenses:
Research and development	48.8	46.1	2.7
Selling and marketing	43.7	38.2	5.5
General and administrative	41.5	37.9	3.6
Restructuring, asset impairments and other, net	3.3	3.9	(0.6)

Total operating expenses	137.3	126.1	11.2

Operating income	133.6	68.6	65.0

Other income (expenses), net:
Interest expense	(26.1)	(30.0)	3.9
Interest income	4.8	2.1	2.7
Other	0.8	(1.6)	2.4

Other income (expenses), net	(20.5)	(29.5)	9.0

Income before income taxes and minority interests	113.1	39.1	74.0
Income tax provision	(3.8)	(3.8)	—
Minority interests	(1.4)	(2.0)	0.6

Net income	$107.9	$33.3	$74.6

Revenues

Revenues were $709.3 million in the first six months of 2006 as compared to $605.2 million in the first six months of 2005. The increase from the first six months of 2005 to the first six months of 2006 was primarily due to increased product volume plus added foundry revenue from the purchase of LSI’s Gresham, Oregon wafer fabrication facility, partially offset by a decrease in average selling prices by approximately 8.3%. As indicated in the table below, the increase was most pronounced in the standard components and power management and standard analog lines. The revenues by product line are as follows (dollars in millions):

	Six Months Ended June 30, 2006	As a % Revenue	Six Months Ended July 1, 2005	As a % Revenue	Dollar Change	% Change
Power Management and Standard Analog	$212.3	29.9%	$181.5	30.0%	$30.8	17.0%
MOS Power Devices	130.0	18.3%	109.0	18.0%	21.0	19.3%
High Frequency Clock and
Data Management	43.1	6.1%	38.2	6.3%	4.9	12.8%
Standard Components (1)	323.9	45.7%	276.5	45.7%	47.4	17.1%

Total Revenues	$709.3		$605.2		$104.1

(1)	Revenues for the standard components product line includes $65.4 million and $47.0 million of revenues from the standard logic product unit for the six months ended June 30, 2006 and July 1, 2005, respectively.

Revenues from our power management and standard analog product line increased $30.8 million, or 17.0%, in the first six months of 2006 as compared to the first six months of 2005. The increase can be attributed to an increase in revenues from the consumer electronics, wireless communications and computing end markets.

Revenues from MOS power devices increased $21.0 million, or 19.3%, in the first six months of 2006 as compared to the first six months of 2005. The increase can be primarily attributed to an increase in revenues from the consumer electronics end market.

Revenues from high frequency clock and data management products increased $4.9 million, or 12.8%, in the first six months of 2006 as compared to the first six months of 2005. The increase can be attributed to an increase in revenues from the networking end market.

Revenues from standard components increased $47.4 million, or 17.1%, in the first six months of 2006 as compared to the first six months of 2005. This product line consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The increase in revenue can be primarily attributed to an increase in revenues from the wireless communications and consumer electronics markets. Additionally, revenue growth in the standard components product line is also due to growth associated with foundry revenue from the recent acquisition of LSI’s Gresham, Oregon wafer fabrication facility of approximately $12.5 million.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30, 2006	As a % Revenue	Six Months Ended July 1, 2005	As a % Revenue
Americas	$169.7	24%	$150.5	25%
Asia Pacific	428.4	60%	348.0	58%
Europe	111.2	16%	106.7	18%

Total	$709.3	100%	$605.2	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

Sales to our three largest customers accounted for approximately 12%, 9% and 8% of our revenue during the first six months of 2006 and 12%, 9% and 9% during the first six months of 2005. Generally, approximately 60% of revenues from our largest three customers related to the Integrated Power Group and approximately 40% of revenues related to the Analog Products Group.

Approximately 17% of our revenues for the six months ended June 30, 2006 are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the six months ended June 30, 2006, our revenues from Delphi accounted for less than 3% of our total annual revenues and approximately $5.4 million of our receivables due from Delphi as of June 30, 2006 are subject to collection pending resolution of the reorganization proceedings. We had reserved $1.6 million against our receivable from Delphi as of June 30, 2006.

Gross Profit

Our gross profit was $270.9 million in the first six months of 2006 compared to $194.7 million in the first six months of 2005. As a percentage of revenues, our gross profit was 38.2% in the first six months of 2006 as compared to 32.2% in the first six months of 2005. Gross profit increased during the first six months of 2006 as compared to the first six months of 2005 primarily due to increased sales volume, cost savings from our profitability enhancement programs and a reduction in depreciation expense of approximately $7.5 million resulting from a change in our estimate of the useful life of our machinery and equipment assets, partially offset by a decrease in average selling prices.

See Note 4 “Change in Accounting Estimate” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Operating Expenses

Research and development expenses were $48.8 million in the first six months of 2006 compared to $46.1 million in the first six months of 2005, representing an increase of $2.7 million, or 5.9%. Research and development expenses represented 6.9% and 7.6% of revenues in the first six months of 2006 and the first six months of 2005, respectively. The $2.7 million increase in research and development is primarily attributable to increased headcount of our research and development personnel primarily as a result of the acquisition of LSI’s Gresham Oregon wafer fabrication facility, an increase in employee performance bonuses as a result of our achievement of certain financial goals and increased stock compensation expense as a result of our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) during the first quarter of 2006, partially offset by the absence of software application costs associated with the implementation of cost management technology that occurred during the first quarter of 2005.

Selling and marketing expenses were $43.7 million in the first six months of 2006 compared to $38.2 million in the first six months of 2005, representing an increase of $5.5 million, or 14.4%. Selling and marketing expenses represented 6.2% and 6.3% of revenues in the first six months of 2006 and the first six months of 2005, respectively. The $5.5 million increase in selling and marketing expenses is primarily attributable to an increase in employee performance bonuses as a result of our achievement of certain financial goals, increased headcount of selling and marketing personnel primarily in our Asia Pacific locations due to our increased revenue concentration in this region and increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006.

General and administrative expenses were $41.5 million in the first six months of 2006 compared to $37.9 million in the first six months of 2005, representing an increase of $3.6 million, or 9.5%. General and administrative expenses represented 5.9% and 6.3% of revenues in the first six months of 2006 and the first six months of 2005, respectively. The $3.3 million increase in general and administrative expenses is primarily attributable to increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006, an increase in employee performance bonuses as a result of our achievement of certain financial goals and increased costs for external services, including legal and consulting services, partially offset by decreased costs of information technology outsourcing.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $3.3 million in the first six months of 2006. During the first six months of 2006, we recorded $4.7 million of asset impairments partially offset $1.4 million of net adjustments to reserves.

In June 2006, we recorded $4.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Over the past three years we have capitalized software development costs associated with modifications and enhancements to several business process and related systems. The $4.7 million of asset impairments resulted from the fact that we currently have no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in the second quarter of 2006 was triggered by a reallocation of corporate resources from these projects to other projects due to changes in corporate priorities, which include new objectives that arose from the purchase of the Gresham, Oregon wafer fabrication facility in May 2006. The amount of the asset impairment charge taken in June 2006, of $4.7 million, was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

The $1.4 million of net adjustments include $1.2 million reversal of employee separation charges reserve related to the previously planned transfer of wafer fabrication manufacturing operations from Malaysia to the United States. Due to the current increase in demand from customers, we decided to keep the wafer fabrication portion of this site open and the transfer to the United States was cancelled and the remaining $1.2 million reserve balance was reversed in June 2006.

The remaining $0.2 million of net adjustments include $0.1 million reversal of employee separation charges reserve for general worldwide work force reductions of approximately 60 employees announced in the second quarter of 2005, and $0.1 million reversal of employee separation charges for employees whose terminations under the December 2002 restructuring program were rescinded.

Restructuring, asset impairments and other, net were $3.9 million in the first six months of 2005. During the first six months of 2005, we recorded $4.4 million of employee separation charges and $0.5 million of exit costs, offset in part by $0.5 million of gain on sale of fixed assets and $0.5 million of net adjustments to reserves.

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

For more information on our restructuring activity see Note 7 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense was $26.1 million for the first six months of 2006 compared to $30.0 million first six months of 2005. The decrease in interest expense was primarily a result of interest savings during the first quarter of 2006 that resulted from the repayment of the 10% junior subordinated note that occurred during the second half of 2005, which was partially financed with proceeds from the issuance of 1.875% convertible senior subordinated notes due 2025. Our average month-end long-term debt balance (including current maturities) in the first six months of 2006 was $1,063.0 million with a weighted average interest rate of 4.9% compared to $1,146.8 million and a weighted average interest rate of 5.2% in the first six months of 2005. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $3.8 million in the first six months of 2006 compared to $3.8 million in the first six months of 2005. The provision for the first six months of 2006 included $4.3 million for income and withholding taxes of certain of our foreign operations, partially offset by the reversal of $0.5 million of previously accrued income taxes for anticipated audit issues. The provision for the first six months of 2005 related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Reportable Segments

As previously discussed, our reportable segments are aligned internally as the Integrated Power Group and the Analog Products Group. These segments represent our view of the company and inform how we evaluate the progress of its major components. Information about our reportable segments for the six months ended June 30, 2006 and July 1, 2005 are as follows, (in millions):

	Integrated Power Group	Analog Products Group	Total
Six months ended June 30, 2006:
Revenues from external customers	$388.6	$320.7	$709.3
Segment operating income	$77.4	$81.9	$159.3

Six months ended July 1, 2005
Revenues from external customers	$338.5	$266.7	$605.2
Segment operating income	$55.6	$46.2	$101.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to consolidated financial statements (in millions):

	Six Months Ended
	June 30, 2006	July 1, 2005
Operating income for reportable segments	$159.3	$101.8
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(3.9)
Other unallocated manufacturing costs	(20.3)	(25.2)
Other unallocated operating expenses	(2.1)	(4.1)

Operating income	$133.6	$68.6

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Standby letter of credit	$10.2	$8.9	$1.3	$—	$—	$—	$—

	Payments Due by Period
Contractual obligations	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Long-term debt	$1,061.0	$37.7	$20.9	$14.2	$624.8	$264.2	$99.2
Operating leases (1) (2)	14.3	3.6	3.8	2.6	1.8	0.7	1.8
Other long-term obligations—pension plans	12.6	3.2	3.0	3.0	3.0	0.4	—
Purchase obligations (1):
Capital purchase obligations (3)	29.4	23.7	5.6	0.1	—	—	—
Foundry and inventory purchase obligations	60.1	47.0	3.2	3.1	2.9	1.2	2.7
Mainframe support	6.4	2.2	2.7	0.8	0.7	—	—
Information technology and communication services	14.9	1.8	10.5	2.5	0.1	—	—
Other	3.3	2.1	0.7	0.4	0.1	—	—

Total contractual obligations	$1,202.0	$121.3	$50.4	$26.7	$633.4	$266.5	$103.7

(1)	These represent our off-balance sheet obligations.
(2)	Includes the interest portion of payments for capital lease obligations.
(3)	Capital purchase obligations do not include the final $15.0 payment for the Gresham, Oregon wafer fabrication facility, which is included in accrued expenses as of June 30, 2006 and is expected to be paid during the third quarter of 2006.

Our long-term debt includes $635.7 million under senior bank facilities amortizing through 2009 and potentially until 2011 under certain conditions, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million under our 1.875% convertible senior subordinated notes due 2025, $14.2 million under a note payable to a Japanese bank amortizing through 2010, $14.0 million under a loan facility with a Chinese bank amortizing through 2007, $32.0 million under a loan facility with another Chinese bank amortizing through 2013 and $10.1 million of capital lease obligations. See Note 9 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

In connection with the purchase, we entered into a wafer supply and test service agreement with LSI pursuant to which (1) we will manufacture and provide semiconductor wafer products to LSI, and (2) we will provide certain sort test, processing engineering, quality assurance and other similar and related services that LSI may request. LSI is obligated to purchase $198.8 million of wafer products and related services (such as wafer testing and sorting services) from us during the first two years under the agreement.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 8 “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this report.)

Our balance of cash and cash equivalents was $294.7 million at June 30, 2006. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs over the next 12 months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $10.2 million were outstanding under the revolving facility at June 30, 2006. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

In connection with the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, we entered into various agreements with LSI. Pursuant to certain of these agreements, we have agreed to indemnify LSI for certain things limited in most instances by time and/or monetary amounts.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through June 30, 2007. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended

June 30, 2006, March 31, 2006, and July 1, 2005, and the six months ended June 30, 2006 and July 1, 2005, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended			Six Months Ended
	June 30 2006	March 31, 2006	July 1 2005	June 30 2006	July 1, 2006
Net income	$67.5	$40.4	$18.5	$107.9	$33.3
Plus:
Depreciation and amortization	17.2	23.5	24.8	40.7	49.9
Interest expense	13.1	13.0	15.4	26.1	30.0
Interest income	(2.8)	(2.0)	(1.2)	(4.8)	(2.1)
Income tax provision	1.8	2.0	2.0	3.8	3.8

EBITDA	96.8	76.9	59.5	173.7	114.9
Increase (decrease):
Interest expense	(13.1)	(13.0)	(15.4)	(26.1)	(30.0)
Interest income	2.8	2.0	1.2	4.8	2.1
Income tax provision	(1.8)	(2.0)	(2.0)	(3.8)	(3.8)
Loss (gain) on sale or disposal of fixed assets	(0.2)	—	0.5	(0.2)	—
Amortization of debt issuance costs	0.7	0.6	—	1.3	0.9
Provision for excess inventories	6.6	2.5	0.4	9.1	6.2
Non-cash impairment of property, plant, and equipment	4.7	—	—	4.7	—
Cumulative effect of accounting change	—	—	3.1		—
Non-cash interest on junior subordinated note payable	—	—	3.9	—	7.8
Deferred income taxes	(0.5)	0.4	(2.4)	(0.1)	(4.6)
Stock compensation expense	2.4	1.9	—	4.3	—
Other	0.8	(1.0)	1.2	(0.2)	1.9
Changes in operating assets and liabilities	(18.0)	(17.8)	12.0	(35.8)	2.8

Net cash provided by operating activities	$81.2	$50.5	$62.0	$131.7	$98.2

Covenants contained in our senior secured credit agreement require us to maintain a trailing 12-month minimum adjusted EBITDA of $140.0 million. Adjusted EBITDA, as defined under the documents for our senior bank facilities totaled approximately $347.2 million for the 12 months ended June 30, 2006. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

If we were not in compliance with the covenants contained in our senior secured credit agreement, including the adjusted EBITDA maintenance covenant, the lenders under our senior secured credit agreement could cause all outstanding amounts to be due and payable immediately. If we were unable to repay, refinance or restructure that indebtedness, the lenders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $278.8 million at June 30, 2006, and has fluctuated between $211.9 million and $300.3 million over the last eight quarter-ends.

The components of our working capital at June 30, 2006 and December 31, 2005 are set forth below (in millions), followed by explanations for changes between December 31, 2005 and June 30, 2006 for cash and cash equivalents and any other changes greater than $5 million:

	June 30, 2006	December 31, 2005	Change
Current assets
Cash and cash equivalents	$294.7	$233.3	$61.4
Receivables, net	200.5	160.2	40.3
Inventories, net	195.1	169.5	25.6
Other current assets	38.5	29.9	8.6
Deferred income taxes	5.8	7.4	(1.6)

Total current assets	734.6	600.3	134.3

Current liabilities
Accounts payable	$146.3	$137.3	$9.0
Accrued expenses	124.5	83.9	40.6
Income taxes payable	6.4	5.5	0.9
Accrued interest	0.5	0.6	(0.1)
Deferred income on sales to distributors	126.9	97.1	29.8
Current portion of long-term debt	51.2	73.9	(22.7)

Total current liabilities	455.8	398.3	57.5

Net working capital	$278.8	$202.0	$76.8

The increase in cash and cash equivalents of $61.4 million in the second quarter of 2006 was attributable to cash flow from operations of approximately $131.7 million and net cash provided by financing activities of $72.4 million, offset by cash used in investing activities of $143.3 million, primarily as a result of payments for capital expenditures, including the purchase of LSI’s Gresham, Oregan wafer fabrication facility during the second quarter of 2006.

The increase of $40.3 million in accounts receivable is the result of increased sales in the last two months of the second quarter of 2006 as compared to the last two months of the fourth quarter in 2005.

The increase of $25.6 million in inventory is primarily attributable to inventory produced at our Gresham wafer fabrication facility and increased production ahead of expected demand increases. Based on the outlook for the third quarter of 2006, we anticipate relatively flat inventory levels at the end of the third quarter of 2006.

The increase of $8.6 million in other current assets is primarily a result of a $2.8 million increase in tool and die, a $1.7 million other tax receivables and a $4.1 million increase in prepaid expenses. The increase was partially offset by a decrease of $1.2 million in value added tax receivables.

The increase of $9.0 million in accounts payable was mainly a result of increased purchases of inventory combined with the timing of payments at the respective period ends.

The increase in accrued expenses of $40.6 million was primarily attributable to a $15.0 million accrual for the final payment for the purchase of LSI’s Gresham, Oregon wafer fabrication facility, a $7.7 million increase in our sales reserves, a $7.5 million increase in our accrual for employee performance bonuses and a $4.1 million increase in accrued vacation as well as increases in other accruals.

The increase in deferred income is attributable to increased inventory levels at distributors and higher prices as compared to December 31, 2005 with inventories at distributors up from 9.8 weeks as of December 31, 2005 to 11.1 weeks as of June 30, 2006.

The decrease in the current portion of long-term debt relates to the timing of payments under our debt instruments including payments under the free cash flow provision of our senior bank facilities that were not required and were classified as long-term debt during 2006. See Note 9 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. Accordingly, we reduced our capital expenditures during 2005. We do not expect that our capital expenditure reductions will have a negative impact on our ability to service our customers, as we believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $135.1 million during the first six months of 2006 compared to $22.0 million during the first six months of 2005. We will continue to look for opportunities to make similar strategic purchases in the future as we plan to invest a total of approximately $225 million, including capital lease obligations, in 2006 for additional capacity, which includes the purchase of LSI’s Gresham, Oregon wafer fabrication facility. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

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

Key Financing Events

Overview

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts outstanding under our senior bank facilities, which contain an EBITDA (as defined for such facilities maintenance) covenant with which we were in compliance as of June 30, 2006.

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

In order to finance the repayment of the remaining principal amount of the junior subordinated note, in December 2005 we issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. We received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million (of which $0.5 million remained unpaid as of June 30, 2006), which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing and future subsidiaries.

The notes are convertible by holders into cash and shares of our common stock at a conversion rate of 142.8571 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $7.00 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to our right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2012. As of June 30, 2006, none of these circumstances had occurred.

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

February 2006 Amendment to Senior Bank Facilities

In February 2006, we refinanced the term loans under our senior bank facilities to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50%. The amended and restated credit agreement also provides for a step-down provision that reduced the interest rate applicable to the term loans to LIBOR plus 2.25% effective as of February 28, 2006 since we maintained a specified credit rating and meet the specified leverage ratio test that first applied based on the 2005 results.

March 2006 Amendment to Senior Bank Facilities

The credit agreement relating to our senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. In March 2006, we obtained an amendment of this provision that requires prepayment only at the election of the debt holders. As a result of this amendment, only $0.1 million of the $26.0 million classified as a current maturity as of December 31, 2005 was paid at the election of the debt holders during the first quarter of 2006. Therefore, the remaining $25.9 million was reclassified to long-term during the first quarter of 2006.

April 2006 Equity Offering

On April 6, 2006, we completed a public offering of our common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, we issued approximately 11.2 million shares (which includes 0.7 million shares issued to cover over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by us were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million (of which $1.2 million remained unpaid as of June 30, 2006). The net proceeds were primarily used to partially fund the purchase of LSI’s Gresham, Oregon wafer fabrication facility during the second quarter of 2006, which had a total purchase price of $105 million.

July 2006 Exchange Offer for Zero Coupon Convertible Senior Subordinated Notes due 2024

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 for a like principal amount of the new notes plus an exchange fee of $2.50 per $1,000 principal amount of their old notes validly tendered and accepted for exchange. The new notes contain a net share settlement feature, which will reduce the amount of shares included in diluted net income per share beginning in the third quarter of 2006. On July 21, 2006, we issued $259.5 million aggregate principal amount of new notes that are convertible into cash up to the par value, at a conversion rate of 101.8849 shares per $1,000 principle under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the old notes were tendered and subsequently exchanged.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of June 30, 2006 and December 31, 2005 (dollars in millions):

	June 30, 2006	December 31, 2005
	Balance	Balance
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.7500% and 7.1875%, respectively	$635.7	$639.1
Revolver	—	—

	635.7	639.1

Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0

1.875% Convertible Senior Subordinated Notes due 2025	95.0	95.0

2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	14.2	15.4

Loan with a Chinese bank due 2006 through 2007, interest payable quarterly at 6.730% and 5.867%, respectively	14.0	14.0

Loan with a Chinese bank due 2006 through 2013, interest payable semiannually at 7.030% and 6.167%, respectively	32.0	34.4

Capital lease obligations	10.1	9.1

	1,061.0	1,067.0
Less: Current maturities	(51.2)	(73.9)

	$1,009.8	$993.1

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

As of June 30, 2006, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024 and 1.875% convertible senior subordinated notes due 2025. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through June 30, 2007.

The credit agreement relating to our senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. Included in the current portion of long-term debt as of December 31, 2005 was approximately $26.0 million, which is the amount that was expected to be paid during the first quarter of 2006 under this provision. As previously discussed, during the first quarter of 2006 we obtained an amendment of this provision that requires prepayment only at the election of the debt holders, and only $0.1 million was elected to be paid by the debt holders during the first quarter of 2006, so $25.9 million was reclassified to long-term liabilities during the first quarter of 2006.

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

Accounting Changes and Changes in Accounting Estimates

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

Effective January 1, 2006, we adopted SFAS No. 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. As a result of the adoption of SFAS No. 123R, our results of operations include $2.4 million and $4.3 million of stock compensation expense during the quarter and six months ended June 30, 2006.

Total estimated share-based compensation expense, related to our employee stock options and employee stock purchase plan, recognized for the quarter and six months ended June 30, 2006 was comprised as follows (in millions, except per share data):

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$0.6	$0.9
Research and development	0.4	0.8
Selling and marketing	0.5	1.0
General and administrative	0.8	1.6

Share-based compensation expense before income taxes	2.3	4.3
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$2.3	$4.3

Net share-based compensation expense, per common share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

(1)	Most of our share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

We recorded $0.3 million and $1.3 million in share-based compensation expense during the quarter and six months ended June 30, 2006, respectively related to share-based awards granted during the quarter and six months ended June 30, 2006. This included expense related to the Employee Stock Purchase Plan of $0.2 million and $0.3 million during the quarter and six months ended June 30, 2006, respectively, and $0.1 million of expense related to awards of restricted stock units. The remaining expense related to share-based awards granted prior to December 31, 2005.

Also, see “Results of Operations” elsewhere in this report and Note 3 “Significant Accounting Policies” and Note 11 “Employee Stock Benefit Plans” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

During the quarter ended June 30, 2006, we commissioned a study of the manufacturing equipment at its other worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. We, factoring in the results of this study, have revised the estimated useful lives of our manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $7.5 million, increase net income by $7.5 million and increase both basic and diluted net income per share by $0.02 for the quarter and six months ended June 30, 2006.

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

At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $20.6 million, which is expected to be recognized over a weighted average period of 2.9 years.

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

This acceleration of these options that were outstanding on November 16, 2005 reduce future expenses upon the adoption of FAS 123R on a pre-tax basis as follows:

Reduction in Non-cash Expense
(millions)
2006	$3.6
2007	3.6
2008	0.3

Total	$7.5

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force reached consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions” when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04-13 will be effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. The Company’s adoption of the provisions of Issue No. 04-13 did not impact its financial condition or results of operations.

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

In June 2006, the FASB ratified EITF Issue No. 05-01 “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“Issue No. 05-01”). Issue No. 05-01 requires the conversion accounting model to be used when equity instruments are issued to settle an instrument that becomes convertible upon the issuer’s exercise of a call option if, at issuance, the debt instrument contains a substantive conversion feature. The issuance of shares to settle the debt pursuant to the original terms of the instrument should be afforded conversion treatment. However, if the instrument does not contain a substantive conversion feature at issuance, then the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment. A conversion feature is considered substantive if, at issuance, it is reasonably possible that the conversion feature will affect the manner of the debt instrument’s settlement. Issue No. 05-01 is effective for all conversions or settlements that result from exercise of call options occurring in interim or annual periods beginning after June 28, 2006. While Issue No. 05-01 requires entities to apply these rules to instruments issued prior to the effective date, it does not require entities to evaluate and document whether the conversion feature was substantive at the time of issuance unless or until the conversion feature is exercised. We are currently evaluating the impact of Issue No. 05-01 to our financial position and results of operations.

In June 2006, the FASB ratified EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We are currently evaluating the impact of Issue No. 06-03 to our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to our financial position and results of operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this Form 10-Q, forward-looking information relates to third quarter 2006 revenues, gross margins and average selling prices, research and development expenses as a percentage of revenues, and sales and marketing and general and administrative expenses as a percentage of revenues, net interest expense, capital expenditures, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2005 under Item 1A. “Risk Factors” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At June 30, 2006, our long-term debt (including current maturities) totaled $1,061.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $379.3 million. We do have interest rate exposure with respect to the $681.7 million outstanding balance on our variable interest rate debt; however, we have entered into interest rate swaps to reduce this exposure. As of June 30, 2006, we had interest rate swaps covering $265.0 million of our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.1 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Change in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matter described in the next paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

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

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to (i) those described under Item 1A “Risk Factors” in our Form 10-K for 2005, (ii) those additional risk factors set forth in our subsequently filed Form 10-Qs and similar disclosures, and (iii) other parts of this Form 10-Q, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at our 2006 annual meeting of stockholders held on May 17, 2006.

Election of Directors. Each of the following three persons was elected as a Class I Director, to hold office for a three-year term expiring at the 2009 annual meeting or until his successor has been duly elected and qualified, or until the earlier of his resignation, removal or disqualification:

Nominee	For	Withheld
Curtis J. Crawford	288,866,363	2,913,354
Richard W. Boyce	251,049,773	40,729,944
Robert H. Smith	289,061,690	2,718,027

Independent Registered Public Accounting Firm. The appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm, for 2006 was ratified by the following votes:

For:	291,329,271
Against:	398,207
Abstain:	51,739

Amendment to Certificate of Incorporation to Increase Authorized Shares of Common Stock. A proposed amendment to our amended and restated certificate of incorporation to increase the authorized shares of common stock, par value $0.01 per share, from 500,000,000 to 600,000,000 was approved by the following votes:

For:	289,790,712
Against:	1,766,770
Abstain:	222,235

2007 Executive Incentive Plan. A proposal to approve the 2007 Executive Incentive Plan as a bonus plan for certain executives was approved by the following votes:

For:	266,683,712
Against:	3,473,589
Abstain:	323,525
Broker Non Vote:	21,298,891

Item 5. Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

During the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”) pre-approved certain non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. During meetings held on April 26, 2006 and May 17, 2006, the Committee pre-approved tax related services.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 3.1 (a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through May 30, 2006

Exhibit 10.1	Restricted Stock Units Award Agreement for ON Semiconductor 2000 Stock Incentive Plan (form of agreement for certain officers)

Exhibit 10.2	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Corporation’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit 2.1 of first quarter of 2006 Form 10-Q file with the Securities and Exchange Commission on or about April 27, 2006)(1)

Exhibit 10.3	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006, between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd.

Exhibit 10.4	Amendment dated as of March 3, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Industries, LLC, the specified lenders, and JPMorgan Chase Bank, N.A. (as administrative agent).

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2006	ON SEMICONDUCTOR CORPORATION

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (a)	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through May 30, 2006

10.1	Restricted Stock Units Award Agreement for ON Semiconductor 2000 Stock Incentive Plan (form of agreement for certain officers)

10.2	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Corporation’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit 2.1 of first quarter of 2006 Form 10-Q file with the Securities and Exchange Commission on or about April 27, 2006) (1)

10.3	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006, between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd.

10.4	Amendment dated as of March 3, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the specified lenders, and JPMorgan Chase Bank, N.A. (as administrative agent)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.