Form 10-Q
period 2006-09-29
ON SEMICONDUCTOR CORP
filed 2006-10-30
CIK 1097864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Large accelerated filer  ☒                     Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 20, 2006:

Class	Number of Shares
Common Stock; $.01 par value	325,435,623

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	September 29, 2006	December 31, 2005
Assets
Cash and cash equivalents	$233.4	$233.3
Short-term investments	35.8	—
Receivables, net	194.9	160.2
Inventories, net	205.8	169.5
Other current assets	41.5	29.9
Deferred income taxes	11.7	7.4

Total current assets	723.1	600.3
Property, plant and equipment, net	567.1	438.5
Goodwill	80.7	77.3
Intangible assets, net	11.2	—
Other assets	34.6	32.4

Total assets	$1,416.7	$1,148.5

Liabilities, Minority Interests and Stockholders’ Deficit
Accounts payable	$134.6	$137.3
Accrued expenses	101.6	83.9
Income taxes payable	6.4	5.5
Accrued interest	1.4	0.6
Deferred income on sales to distributors	128.6	97.1
Current portion of long-term debt	34.7	73.9

Total current liabilities	407.3	398.3
Long-term debt	972.0	993.1
Other long-term liabilities	32.6	31.4
Deferred income taxes	5.6	1.2

Total liabilities	1,417.5	1,424.0

Commitments and contingencies (See Note 11)

Minority interests in consolidated subsidiaries	19.5	24.8

Common stock ($0.01 par value, 600,000,000 and 500,000,000 shares authorized, 325,349,086 and 310,637,499 shares issued and outstanding)	3.2	3.1
Additional paid-in capital	1,347.1	1,252.7
Accumulated other comprehensive income	1.5	0.7
Accumulated deficit	(1,372.1)	(1,556.8)

Total stockholders’ deficit	(20.3)	(300.3)

Total liabilities, minority interests and stockholders’ deficit	$1,416.7	$1,148.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Product revenues	$372.2	$312.4	$1,066.7	$916.1
Manufacturing service revenues	48.7	1.2	63.5	2.7

Net revenues	420.9	313.6	1,130.2	918.8

Cost of product revenues	223.2	208.9	650.1	618.7
Cost of manufacturing services revenues	37.3	0.6	48.8	1.3

Cost of revenues	260.5	209.5	698.9	620.0

Gross profit	160.4	104.1	431.3	298.8

Operating expenses:
Research and development	25.9	23.9	74.7	70.0
Selling and marketing	23.2	20.0	66.9	58.2
General and administrative	23.1	17.8	64.6	55.7
Restructuring, asset impairments and other, net	—	0.2	3.3	4.1

Total operating expenses	72.2	61.9	209.5	188.0

Operating income	88.2	42.2	221.8	110.8

Other income (expenses), net:
Interest expense	(13.8)	(16.1)	(39.9)	(46.1)
Interest income	3.6	1.7	8.4	3.8
Other	(0.7)	(0.8)	0.1	(2.4)

Other income (expenses), net	(10.9)	(15.2)	(31.4)	(44.7)

Income before income taxes and minority interests	77.3	27.0	190.4	66.1
Income tax provision	—	(2.5)	(3.8)	(6.3)
Minority interests	(0.5)	(1.0)	(1.9)	(3.0)

Net income	76.8	23.5	184.7	56.8
Less: Accretion to redemption value of convertible redeemable preferred stock	—	0.1	—	0.3
Less: Convertible redeemable preferred stock dividends	—	(2.7)	—	(7.9)
Less: Allocation of undistributed earnings to preferred stockholders	—	(3.3)	—	(7.7)

Net income applicable to common stock	$76.8	$17.6	$184.7	$41.5

Comprehensive income:
Net income	$76.8	$23.5	$184.7	$56.8
Foreign currency translation adjustments	—	(1.0)	1.2	(2.5)
Effects of cash flows hedges	(2.1)	1.9	(0.4)	3.9
Unrealized gains on deferred compensation plan investments	—	0.9	—	0.5

Comprehensive income:	$74.7	$25.3	$185.5	$58.7

Income per common share:
Basic:	$0.24	$0.07	$0.58	$0.16

Diluted:	$0.23	$0.06	$0.54	$0.15

Weighted average common shares outstanding:
Basic	324.9	256.1	319.8	255.5

Diluted	336.6	290.7	346.0	288.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$76.8	$23.5	$184.7	$56.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.3	25.0	60.0	74.9
Loss on sale or disposal of fixed assets	0.5	0.1	0.3	0.1
Amortization of debt issuance costs	0.7	0.4	2.0	1.3
Provision for excess inventories	7.1	2.7	16.2	8.9
Non-cash impairment of property, plant and equipment	—	—	4.7	—
Non-cash interest on junior subordinated note payable	—	3.9	—	11.7
Non-cash stock compensation expense	2.9	—	7.2	—
Deferred income taxes	0.4	2.0	0.3	(2.6)
Other	0.2	1.4	—	3.3
Changes in assets and liabilities:
Receivables	5.5	(22.8)	(35.0)	(32.2)
Inventories	(17.8)	(3.3)	(52.5)	11.8
Other assets	(6.8)	2.1	(17.0)	(1.1)
Accounts payable	5.5	2.7	0.3	(0.5)
Accrued expenses	(7.6)	1.5	16.6	5.7
Income taxes payable	—	—	0.9	4.0
Accrued interest	0.9	0.3	0.8	(0.4)
Deferred income on sales to distributors	1.7	9.3	31.5	3.8
Other long-term liabilities	0.2	(0.1)	0.2	1.4

Net cash provided by operating activities	89.5	48.7	221.2	146.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(51.3)	(12.5)	(186.4)	(34.5)
Deposits utilized for purchases of property, plant and equipment, net	(1.0)	(0.7)	(0.7)	(0.7)
Proceeds from sales of property, plant and equipment	0.2	0.8	1.3	1.6
Purchases of intangible assets	—	—	(11.9)	—
Purchases of held-to-maturity securities	(35.4)	—	(35.4)	(2.1)
Purchases of available-for-sale securities	—	—	—	(16.1)
Purchase of minority interest	(9.2)	—	(9.2)	—
Proceeds from sales of held-to-maturity securities	—	11.2	—	35.3
Proceeds from sales of available-for-sale securities	—	—	2.3	63.9

Net cash provided by (used in) investing activities	(96.7)	(1.2)	(240.0)	47.4

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	1.0	0.5	2.1	1.4
Proceeds from stock option exercises	1.1	2.1	10.0	3.1
Proceeds from issuance of common stock, net of issuance costs	(0.1)	—	76.3	—
Proceeds from debt issuance	11.0	—	11.0	—
Payment of capital lease obligations	(0.9)	(0.9)	(4.8)	(4.0)
Payment of debt issuance and amendment costs	(1.3)	—	(3.0)	(0.2)
Dividend to minority shareholder of consolidated subsidiary	(0.4)	—	(1.4)	(2.0)
Repayment of long-term debt	(64.4)	(12.4)	(71.8)	(25.8)

Net cash provided by (used in) financing activities	(54.0)	(10.7)	18.4	(27.5)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)	0.5	(0.2)

Net increase (decrease) in cash and cash equivalents	(61.3)	36.7	0.1	166.6
Cash and cash equivalents, beginning of period	294.7	235.6	233.3	105.7

Cash and cash equivalents, end of period	$233.4	$272.3	$233.4	$272.3

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with it’s wholly and majority-owned subsidiaries (the “Company”), is a global supplier of power and data management semiconductors and standard semiconductor components. The Company was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “recapitalization”).

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

The accompanying unaudited financial statements as of September 29, 2006, and for the three months and nine months ended September 29, 2006 and September 30, 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Note 2: Liquidity

During the nine months ended September 29, 2006, the Company reported net income of $184.7 million compared to $56.8 million for the nine months ended September 30, 2005. The Company’s net income for the nine months ended September 29, 2006 and September 30, 2005 included a restructuring, asset impairment and other, net charge of $3.3 million and $4.1 million, respectively. Net cash provided by operating activities was $221.2 million for the nine months ended September 29, 2006, as compared to $146.9 million for the nine months ended September 30, 2005.

At September 29, 2006, the Company had $269.2 million in cash and cash equivalents and short-term investments, net working capital of $315.8 million, term and revolving debt of $1,006.7 million in the aggregate and a stockholders’ deficit of $20.3 million. The Company’s long-term debt is due at various times ranging from 2006 to 2024 depending on the debt instrument (see Note 8: Long Term Debt) The Company’s long-term debt agreements also includes various covenants of which, the Company was in compliance with as of September 29, 2006 and expects to remain in compliance over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to sell additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

borrowings will be available or, if available, will be on terms acceptable to the Company. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through at least September 29, 2007. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely affected.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Short-term investments

Short-term investments have an original maturity between three months and one year and a remaining maturity of less than one year and are all classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. Realized gains and losses are accounted for on the specific identification method. Short-term investments classified as held to maturity as of September 29, 2006 were as follows (in millions):

	September 29, 2006
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments
Held-to-maturity
Corporate bonds	$17.9	$—	$—	$17.9
U.S. Government agencies	17.9	—	—	17.9

	$35.8	$—	$—	$35.8

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

Approximately 15% of the Company’s revenues for the quarter and the nine months ended September 29, 2006, respectively, are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter and nine months ended September 29, 2006, the Company’s revenues from Delphi accounted for less than 3% of its total revenues and approximately $5.4 million of its receivables due from Delphi as of September 29, 2006 are subject to collection pending resolution of the reorganization proceedings.

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

In 2005, management committed to a plan to sell approximately 42 acres of land and three buildings located at its corporate headquarters in Phoenix, Arizona, as well as one of its two buildings at its East Greenwich, Rhode Island facility. The remainder of the Phoenix site will continue to function as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility. The remaining building in Rhode Island will continue to function as a design center and research and development facility. The property and buildings are currently being marketed for sale with a list price of between $24 million and $27 million. The net book value of the land and buildings of $3.0 million has been classified as held for sale and included in other current assets as of December 31, 2005 and September 29, 2006.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry) and in the Company’s September 2006 acquisition of an additional interest in its investment in Leshan. When the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the net carrying value of the Cherry Goodwill was $77.3 million, which included $18.4 million of accumulated amortization. Additionally, during the third quarter of 2006 the Company acquired additional interest in its investment in Leshan for $9.2 million, for which the incremental interest in the underlying net tangible assets had an estimated fair value of $5.8 million resulting in $3.4 million of Goodwill. Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

Intangible Assets

Intangible assets consist of values assigned to intellectual property and assembled workforce resulting from the May 2006 purchase by SCI LLC of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility (see Note 5: Asset Acquisition for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life of 5 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of September 29, 2006 (in millions):

	As of September 29, 2006
	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual Property	$5.2	$(0.4)	$4.8	5
Assembled Workforce	6.7	(0.3)	6.4	5

Total intangibles	$11.9	$(0.7)	$11.2

Amortization expense for intangible assets amounted to $0.4 million and $0.7 million for the quarter and nine months ended September 29, 2006, and is expected to be as follows over the next five years (in millions).

	Intellectual Property	Assembled Workforce
Remainder of 2006	$0.3	$0.3
2007	1.0	1.4
2008	1.0	1.4
2009	1.0	1.4
2010	1.0	1.4
2011	0.5	0.5

Total estimated amortization expense	$4.8	$6.4

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $11.7 million and $11.4 million at September 29, 2006 and December 31, 2005, respectively.

Revenue Recognition

The Company generates product revenue from sales of its semiconductor products to original equipment manufacturers and distributors. The Company also generates revenue, although to a much lesser extent, from

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

manufacturing services provided to customers. The Company recognizes product revenue on sales to original equipment manufacturers when title passes to the end customer net of provisions for related sales returns and allowances. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor informs the Company that it has resold the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days. Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred.

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

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of September 29, 2006, the Company had no unvested awards with market or performance conditions, although it did have outstanding awards with time and service based vesting provisions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

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

In determining the amount of the valuation allowance, estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction is considered. If all or a portion of the remaining deferred tax

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

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

Foreign Currencies

Most of the Company’s foreign subsidiaries conduct business primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities denominated in foreign currencies that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets denominated in foreign currencies are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions.

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of September 29, 2006 was 6.7%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (“FIN 47”) effective December 31, 2005. As a result of the adoption of FIN 47, the Company recorded a $2.9 million net charge for the cumulative effect of accounting change in the fourth quarter of 2005.

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

Note 4: Change in Accounting Estimate

During the quarter ended June 30, 2006, the Company commissioned a study of the manufacturing equipment at its worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. Management, factoring in the results of this study, has revised the estimated useful lives of its manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $6.8 million and $14.3 million, increase net income by $6.8 million and $14.3 million and increase both basic and diluted net income per share by $0.02 and $0.04 for the quarter and nine months ended September 29, 2006, respectively.

Note 5: Asset Acquisition

On May 15, 2006, SCI LLC purchased LSI’s Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. In accordance with Emerging Issues Task Force issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was determined to be an acquisition of assets, not a business combination. The assets that were purchased included an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. SCI LLC also offered employment to substantially all of LSI’s manufacturing employees working at the Gresham facility at the time of the purchase. At the closing of the transaction, SCI LLC also entered into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilized established valuation techniques appropriate for the high-technology industry.

The Company paid LSI a deposit of $10.5 million in April 2006 and also paid $80.6 million at the closing of the transaction on May 15, 2006, and paid the remaining balance of $15.0 million on August 14, 2006.

To finance a portion of the purchase, the Company completed a public offering on April 6, 2006 of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) of its common stock at a price of $7.00 per share. The net proceeds from this offering received by the Company were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million. See Note 9: Common Stock for further discussion.

Note 6: Restructuring, Asset Impairments and Other, net

The activity related to the Company’s restructuring, asset impairments and other, net for programs began in 2006 or that were not completed by December 31, 2005, is as follows (in millions):

Restructuring

June 2005 Restructuring Program

Cumulative charges of $3.4 million offset by adjustments of $1.3 million have been incurred through September 29, 2006, related to the June 2005 restructuring program. In June 2005, the Company recorded $3.4 million of employee separation charges, which included $2.2 million related to general worldwide work force reductions of approximately 60 employees. These headcount reductions were initiated for cost savings purposes. In June 2006, the Company reversed the remaining $0.1 million reserve related to this general workforce reduction after all terminations and associated severance payments had been completed.

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

All terminations and associated severance payments related to these charges have been completed. The Company does not expect any additional charges related to the June 2005 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended September 29, 2006	$1.5	$—	$(0.2)	$(1.3)	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

December 2003 Restructuring Program

Cumulative charges of $8.2 million offset by adjustments of $0.8 million have been incurred through September 29, 2006, related to the December 2003 restructuring program. This includes $7.0 million of employee separation costs (partially offset by $0.7 million of adjustments) and $1.2 million of cash exit costs (partially offset by $0.1 million of adjustments).

The employee separation costs of $7.0 million (partially offset by $0.7 million of adjustments) reflect the phase-out of manufacturing operations at the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic, that was announced in November 2003, and further reductions in general and administrative staffing levels in the United States and Western Europe for cost savings purposes. The employee separation charges for East Greenwich totaled $3.8 million (partially offset by $0.8 million of adjustments) for approximately 325 employees, of which 2 employees remain as of September 29, 2006 and are to be terminated during the fourth quarter of 2006.

The Czech Republic employee separation charge for approximately 460 employees totaled $2.3 million (partially increased by $0.1 million of adjustments). All terminations and associated severance payments related to this charge have been completed.

The reduction in general and administrative functions in the United States and Europe totaled $0.9 million for 10 employees of which $0.1 million remained unpaid for one employee remaining to be terminated as of September 29, 2006. This termination and associated severance payments are expected to be completed by the fourth quarter of 2006.

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

The Company does not expect any additional charges related to the December 2003 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended September 29, 2006	$0.4	$—	$(0.3)	$—	$0.1

December 2002 Restructuring Program

Cumulative charges since 2002 of $11.9 million, offset by adjustments of $2.1 million, have been incurred through September 29, 2006, related to the December 2002 restructuring program. This includes $10.1 million for employee separation costs (partially offset by $2.0 million of adjustments) relating to the termination of approximately 300 employees and approximately $1.8 million in expected lease termination and other exit costs associated with the decommissioning of certain assets. The headcount reductions began in the first quarter of 2003 and impacted both manufacturing and non-manufacturing personnel mainly in the United States. These headcount reductions were initiated for cost savings purposes. The $2.1 million of adjustments were primarily

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

made for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems. As of September 29, 2006, there were no employees remaining to be terminated, and all severance payments had been made.

The Company does not expect any additional charges related to the December 2002 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended September 29, 2006	$0.2	$—	$(0.1)	$(0.1)	$—

March 2002 Restructuring Program

Cumulative charges of $7.2 million and additional charges from adjustments of $0.5 million have been incurred as of September 29, 2006, related to the March 2002 restructuring program. This includes approximately $5.0 million attributable to employee terminations resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia for cost savings purposes. The relocation of these functions was completed in 2003. The remaining $2.2 million related to reductions in selling, general and administrative personnel primarily in the U.S, which included $0.2 million of non-cash employee stock compensation expense associated with the modification of stock options for certain terminated employees. Subsequent to March 2002, the Company recorded an additional $0.5 million in employee separation costs relating to the relocation of the administrative functions in Toulouse, France based on the Company’s estimate of costs to complete the activity at the times the adjustments were recorded. As of December 31, 2005, all employees had been terminated under this program and the remaining liability relating to this restructuring of $0.2 million as of September 29, 2006 is expected to be paid by December 2006. The Company does not expect any additional charges related to the March 2002 restructuring program. A reconciliation of the beginning and ending reserve balances related to this program is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended September 29, 2006	$0.2	$—	$—	$—	$0.2

As of September 29, 2006, the total reserve balance for all restructuring programs of $0.3 million was comprised entirely of employee severance charges.

Asset Impairments

In June 2006, the Company recorded $4.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Over the past three years the Company has capitalized approximately $10.6 million of software development costs associated with modifications and enhancements to several business process and related systems. The $4.7 million of asset impairments resulted from the fact that the Company currently has no plans to use certain internally developed software, and management considers the cease of development of these assets as other than temporarily idled. The decision to cease development of these assets in the second quarter of 2006 was triggered by a reallocation of corporate resources from these projects to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

other projects due to changes in corporate priorities, which include new objectives that arose from the purchase of the Gresham, Oregon wafer fabrication facility in May 2006 (See Note 5: Asset Acquisition for further discussion). The amount of the asset impairment charge taken in June 2006, of $4.7 million, was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

Other

In September 2006, an overhead fire prevention sprinkler malfunctioned in the Company’s Gresham wafer fabrication facility, damaging manufacturing equipment with a total net book value of $2.7 million. Approximately $2.2 million of the equipment has been determined not to be repairable. Accordingly, the Company wrote-off the equipment’s net book value in September 2006. The Company expects to receive insurance proceeds from its property insurance provider to cover costs associated with the incident and has recorded a receivable for $2.2 million included in other assets as of September 29, 2006.

A reconciliation of the activity described above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter and nine months ended September 29, 2006 and September 30, 2005, follows (in millions):

	Quarter Ended September 29, 2006	Quarter Ended September 30, 2005
Asset impairment charges	$—	$0.3
Less: net adjustments to restructuring reserves	—	(0.1)

	$—	$0.2

	Nine Months Ended September 29, 2006	Nine Months Ended September 30, 2005
Asset impairment charges	$4.7	$4.7
Less: net adjustments to restructuring reserves	(1.4)	(0.6)

	$3.3	$4.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Balance Sheet Information

Balance sheet information is as follows (in millions):

	September 29, 2006	December 31, 2005
Receivables, net:
Accounts receivable	$198.1	$163.0
Less: Allowance for doubtful accounts	(3.2)	(2.8)

	$194.9	$160.2

Inventories, net:
Raw materials	$23.2	$18.0
Work in process	109.4	88.1
Finished goods	73.2	63.4

	$205.8	$169.5

Property, plant and equipment, net:
Land	$28.0	$14.9
Buildings	354.0	335.9
Machinery and equipment	1,144.0	1,004.2

Total property, plant and equipment	1,526.0	1,355.0
Less: Accumulated depreciation	(958.9)	(916.5)

	$567.1	$438.5

Accrued expenses:
Accrued payroll	$43.5	$31.0
Sales related reserves	32.3	28.7
Restructuring reserves	0.3	2.3
Accrued pension liability	1.9	1.9
Other	23.6	20.0

	$101.6	$83.9

Accumulated other comprehensive income:
Foreign currency translation adjustments	$(1.2)	$(2.5)
Net unrealized gains and adjustments related to cash flow hedges	2.7	3.2

	$1.5	$0.7

The activity related to the Company’s warranty reserves for the nine months ended September 29, 2006 is as follows (in millions):

Balance as of December 31, 2005	$4.0
Provision	0.9
Usage	(2.8)
Reserve released	—

Balance as of September 29, 2006	$2.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the nine months ended September 30, 2005 is as follows (in millions):

Balance as of December 31, 2004	$3.0
Provision	5.1
Usage	(3.9)
Reserve released	(0.1)

Balance as of September 30, 2005	$4.1

The Company maintains a defined benefit plan for some of its foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for its underfunded pension plans. As of September 29, 2006 and December 31, 2005, the total accrued pension liability was $12.6 million and $12.4 million, respectively, of which $2.0 million and $1.9 million, respectively, were classified as accrued expenses. The components of the Company’s net periodic pension expense for the quarter and nine months ended September 29, 2006, and September 30, 2005 are as follows (in millions):

	Quarter Ended September 29, 2006	Quarter Ended September 30, 2005
	Foreign Pension Plans	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$0.3	$—	$0.3	$0.3
Interest cost	0.2	0.3	0.2	0.5
Expected return on plan assets	(0.2)	—	(0.2)	(0.2)

Amortization of prior service cost	0.1	—	0.1	0.1

Total net periodic pension cost	$0.4	$0.3	$0.4	$0.7

	Nine Months Ended September 29, 2006	Nine Months Ended September 30, 2005
	Foreign Pension Plans	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$0.8	$—	$0.8	$0.8
Interest cost	0.7	1.3	0.7	2.0
Expected return on plan assets	(0.5)	—	(0.4)	(0.4)
Amortization of prior service cost	0.3	—	0.3	0.3

Total net periodic pension cost	$1.3	$1.3	$1.4	$2.7

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	September 29, 2006 Balance	December 31, 2005 Balance
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.6170% and 7.1875%, respectively	$574.1	$639.1
Revolver	—	—

	574.1	639.1
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025	95.0	95.0
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	12.6	15.4
Loan with a Chinese bank due 2006 through 2007, interest payable quarterly at 6.730% and 5.867%, respectively	14.0	14.0
Loan with a Chinese bank due 2009, interest payable quarterly at 6.57%	6.0	—
Loan with a Chinese bank due 2006 through 2013, interest payable semiannually at 7.03% and 6.167%, respectively	10.8	14.4
Loan with a Chinese bank due 2009, interest payable semiannually at 7.03 % and 6.167%, respectively	20.0	20.0
Loan with a Chinese bank due 2009, interest payable semiannually at 6.56%	5.0	—
Capital lease obligations	9.2	9.1

	1,006.7	1,067.0
Less: Current maturities	(34.7)	(73.9)

	$972.0	$993.1

Annual maturities relating to the Company’s long-term debt as of September 29, 2006 are as follows (in millions):

Remainder of 2006	$13.5
2007	25.3
2008	18.5
2009 (1)	586.1
2010	264.2
Thereafter	99.1

Total	$1,006.7

(1)	The term loan portion of the Company’s credit facility matures December 15, 2009. However, if the first date on which holders of at least $210.0 million in aggregate principal amount of the Company’s zero coupon convertible senior subordinated notes due 2024 can exercise their “put” right is extended (currently April 10, 2010), the term loan will mature six months prior to such date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

February 2006 Amendment to Senior Bank Facilities

In February 2006, the Company refinanced the term loans under its senior bank facilities to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50%. The amended and restated credit agreement also provided for a step down provision that reduced the interest rate to LIBOR plus 2.25% as the Company maintained a specified credit rating and meets the specified leverage ratio test based on the Company’s 2005 results.

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

July 2006 Exchange Offer for Zero Coupon Convertible Senior Subordinated Notes due 2024

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 (the “Old Notes”) for a like principal amount of (the “New Notes”) plus an exchange fee of $2.50 per $1,000 principal amount of their Old Notes validly tendered and accepted for exchange. The New Notes contain a net share settlement feature, which will reduce the amount of shares included in diluted net income per share beginning in the third quarter of 2006. On July 21, 2006, the Company issued $259.5 million aggregate principal amount of New Notes that are convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principle under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old Notes were tendered and subsequently exchanged. On August 9, 2006, the Company entered into transactions with four of the remaining holders of Old Notes and exchanged $443,000 aggregate principal amount of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. The Company intends to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

August and September 2006 Chinese Loan Refinancing

In August and September 2006, the Company refinanced its existing loans with two Chinese banks. The Company’s long-term debt includes a $14.0 million loan facility with a Chinese Bank, from tranches entered into from November 2000 through February 2001. Interest on this loan facility is payable quarterly and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.2%, reset each half year. During the fourth quarter of 2003, the Company exercised its ability to extend the maturity of this loan facility for three years, resulting in scheduled principal payments of $8.0 million due in the fourth quarter of 2006 and $6.0 million due in the first quarter of 2007.

The Company’s long-term debt includes a $6.0 million loan facility due in 2009 with the same Chinese Bank as the $14 million loan facility, entered into in August 2006. Interest on this loan is payable quarterly and accrues at a variable rate based on published three month LIBOR rates in China, plus 1.2%, and reset each quarter.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s long-term debt also includes a $35.8 million loan facility with another Chinese Bank. This loan facility is comprised of three tranches for $20.0 million, $5.0 million, and $10.8 million, respectively. The $20.0 million tranche was modified in August 2006 and is due in 2009 with $13.0 million amortizing over three years, payable quarterly beginning in the fourth quarter of 2006. The remaining $7.0 million is due in 2009. Interest on this tranche is payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.5%, reset each half year.

The $5.0 million tranche was executed in August 2006 and is due in 2009. Interest on this tranche is payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.2%, and resets each half year.

The $10.8 million tranche was executed in December 2003 with scheduled quarterly principal and interest payments through December 2013. Interest on this tranche payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.5%, and resets each half year.

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

	Issuer ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of September 29, 2006
Cash and cash equivalents	$—	$157.5	$—	$75.9	$—	$233.4
Short Term Investments	—	35.8	—	—	—	35.8
Receivables, net	—	48.5	—	146.4	—	194.9
Inventories, net	—	35.1	—	172.9	(2.2)	205.8
Other current assets	—	12.0	2.4	27.1	—	41.5
Deferred income taxes	—	(0.3)	—	12.0	—	11.7

Total current assets	—	288.6	2.4	434.3	(2.2)	723.1
Property, plant and equipment, net	—	164.0	3.1	400.0	—	567.1
Goodwill and intangibles	—	15.5	72.5	3.9	—	91.9
Investments and other assets	127.3	207.3	45.7	22.3	(368.0)	34.6

Total assets	$127.3	$675.4	$123.7	$860.5	$(370.2)	$1,416.7

Accounts payable	$—	$30.3	$0.2	$104.1	$—	$134.6
Accrued expenses and other current liabilities	0.5	61.2	1.0	79.6	1.8	144.1
Deferred income on sales to distributors	—	41.4	—	87.2	—	128.6

Total current liabilities	0.5	132.9	1.2	270.9	1.8	407.3
Long-term debt	355.0	572.5	—	44.5	—	972.0
Other long-term liabilities	—	19.1	0.3	13.2	—	32.6
Deferred Income Taxes	—	(0.3)	—	5.9	—	5.6
Intercompany	(207.9)	(326.5)	181.6	147.2	205.6	—

Total liabilities	147.6	397.7	183.1	481.7	207.4	1,417.5
Minority interests in consolidated subsidiaries	—	—	—	—	19.5	19.5
Stockholders’ equity (deficit)	(20.3)	277.7	(59.4)	378.8	(597.1)	(20.3)

Liabilities, minority interests and stockholders’ equity (deficit)	$127.3	$675.4	$123.7	$860.5	$(370.2)	$1,416.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2005
Cash and cash equivalents	$—	$147.0	$—	$86.3	$—	$233.3
Receivables, net	—	29.4	—	130.8	—	160.2
Inventories, net	—	22.0	—	160.4	(12.9)	169.5
Other current assets	—	7.0	2.4	20.5	—	29.9
Deferred income taxes	—	—	—	7.4	—	7.4

Total current assets	—	205.4	2.4	405.4	(12.9)	600.3
Property, plant and equipment, net	—	73.7	3.4	361.4	—	438.5
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(153.1)	66.6	38.8	22.8	57.3	32.4

Total assets	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

Accounts payable	$—	$22.9	$0.5	$113.9	$—	$137.3
Accrued expenses and other current liabilities	—	78.7	1.4	82.1	1.7	163.9
Deferred income on sales to distributors	—	32.4	—	64.7	—	97.1

Total current liabilities	—	134.0	1.9	260.7	1.7	398.3
Long-term debt	355.0	610.4	—	27.7	—	993.1
Other long-term liabilities	—	17.8	0.5	13.1	—	31.4
Deferred income taxes	—	—	—	1.2	—	1.2
Intercompany	(207.8)	(414.7)	174.0	243.0	205.5	—

Total liabilities	147.2	347.5	176.4	545.7	207.2	1,424.0
Minority interests in consolidated subsidiaries	—	—	—	—	24.8	24.8
Stockholders’ equity (deficit)	(300.3)	6.3	(62.6)	243.9	(187.6)	(300.3)

Liabilities, minority interests and stockholders’ equity (deficit)	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended September 29, 2006
Revenues	$—	$162.0	$3.7	$471.9	$(216.7)	$420.9
Cost of revenues	—	124.4	0.5	355.8	(220.2)	260.5

Gross profit	—	37.6	3.2	116.1	3.5	160.4

Research and development	—	6.1	3.1	16.7	—	25.9
Selling and marketing	—	12.8	0.2	10.2	—	23.2
General and administrative	—	(5.6)	—	28.7	—	23.1

Total operating expenses	—	13.3	3.3	55.6	—	72.2

Operating income (loss)	—	24.3	(0.1)	60.5	3.5	88.2
Interest expense, net	(1.0)	(4.2)	(2.2)	(2.8)	—	(10.2)
Other	—	(0.7)	—	—	—	(0.7)
Equity in earnings	77.8	56.0	1.0	—	(134.8)	—

Income (loss) before income taxes, and minority interests	76.8	75.4	(1.3)	57.7	(131.3)	77.3
Income tax provision	—	1.3	—	(1.3)	—	—
Minority interests	—	—	—	—	(0.5)	(0.5)

Net income (loss)	$76.8	$76.7	$(1.3)	$56.4	$(131.8)	$76.8

For the quarter ended September 30, 2005
Revenues	$—	$104.9	$—	$410.9	$(202.2)	$313.6
Cost of revenues	—	88.9	3.8	310.1	(193.3)	209.5

Gross profit	—	16.0	(3.8)	100.8	(8.9)	104.1

Research and development	—	4.6	2.9	16.4	—	23.9
Selling and marketing	—	10.3	0.3	9.4	—	20.0
General and administrative	—	2.6	(0.4)	15.6	—	17.8
Restructuring, asset impairments and other, net	—	—	—	0.2	—	0.2

Total operating expenses	—	17.5	2.8	41.6	—	61.9

Operating income (loss)	—	(1.5)	(6.6)	59.2	(8.9)	42.2
Interest expense, net	(0.4)	(8.7)	(2.4)	(2.9)	—	(14.4)
Other	—	1.3	—	(2.1)	—	(0.8)
Equity in earnings	23.9	30.3	1.6	—	(55.8)	—

Income (loss) before income taxes, and minority interests	23.5	21.4	(7.4)	54.2	(64.7)	27.0
Income tax provision	—	1.6	—	(4.1)	—	(2.5)
Minority interests	—	—	—	—	(1.0)	(1.0)

Net income (loss)	$23.5	$23.0	$(7.4)	$50.1	$(65.7)	$23.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 29, 2006
Revenues	$—	$407.0	$10.6	$1,374.4	$(661.8)	$1,130.2
Cost of revenues	—	322.8	1.9	1,046.7	(672.5)	698.9

Gross profit	—	84.2	8.7	327.7	10.7	431.3

Research and development	—	16.7	8.7	49.3	—	74.7
Selling and marketing	—	37.2	0.6	29.1	—	66.9
General and administrative	—	(1.4)	(0.2)	66.2	—	64.6
Restructuring, asset impairments and other, net	—	4.5	—	(1.2)	—	3.3

Total operating expenses	—	57.0	9.1	143.4	—	209.5

Operating income (loss)	—	27.2	(0.4)	184.3	10.7	221.8
Interest expense, net	(2.9)	(12.5)	(6.8)	(9.3)	—	(31.5)
Other	—	4.2	—	(4.1)	—	0.1
Equity in earnings	187.6	162.8	3.0	—	(353.4)	—

Income (loss) before income taxes, and minority interests	184.7	181.7	(4.2)	170.9	(342.7)	190.4
Income tax provision	—	2.7	—	(6.5)	—	(3.8)
Minority interests	—	—	—	—	(1.9)	(1.9)

Net income (loss)	$184.7	$184.4	$(4.2)	$164.4	$(344.6)	$184.7

Net cash provided by operating activities	$—	$70.5	$9.3	$141.4	$—	$221.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(116.0)	(0.1)	(70.3)	—	(186.4)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(0.7)	—	(0.7)
Purchases of intangible assets	—	(11.9)	—	—	—	(11.9)
Purchase of minority interest	—	—	(9.2)	—	—	(9.2)
Proceeds from sales of held-to-maturity securities	—	(35.4)	—	—	—	(35.4)
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	0.9	—	0.4	—	1.3

Net cash used in investing activities	—	(160.1)	(9.3)	(70.6)	—	(240.0)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from financing activities:
Intercompany loans	—	(367.6)	—	367.6	—	—
Intercompany loan repayments	—	450.0	—	(450.0)	—	—
Proceeds from debt issuance	—	—	—	11.0	—	11.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	2.1	—	—	—	2.1
Proceeds from exercise of stock options	—	10.0	—	—	—	10.0
Dividends to minority shareholder of consolidated subsidiary	—	2.0	—	(3.4)	—	(1.4)
Equity injections from parent	—	—	2.0	—	—	2.0
Subsidiary declared dividend	—	—	(2.0)	—	—	(2.0)
Proceeds from issuance of common stock, net of issuance costs	—	76.3	—	—	—	76.3
Payment of capital lease obligation	—	(4.8)	—	—	—	(4.8)
Payment of debt issuance costs	—	(3.0)	—	—	—	(3.0)
Repayment of long term debt	—	(64.9)	—	(6.9)	—	(71.8)

Net cash provided by (used in) financing activities	—	100.1	—	(81.7)	—	18.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5	—	0.5

Net increase (decrease) in cash and cash equivalents	—	10.5	—	(10.4)	—	0.1
Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$157.5	$—	$75.9	$—	$233.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 30, 2005
Revenues	$—	$315.4	$25.8	$1,200.9	$(623.3)	$918.8

Cost of revenues	—	284.5	22.2	943.7	(630.4)	620.0
Gross profit	—	30.9	3.6	257.2	7.1	298.8

Research and development	—	16.8	8.5	44.7	—	70.0
Selling and marketing	—	30.6	0.7	26.9	—	58.2
General and administrative	—	16.3	6.6	32.8	—	55.7
Restructuring, asset impairments and other, net	—	1.1	(0.3)	3.3	—	4.1

Total operating expenses	—	64.8	15.5	107.7	—	188.0

Operating income (loss)	—	(33.9)	(11.9)	149.5	7.1	110.8
Interest expense, net	(1.2)	(22.8)	(7.5)	(10.8)	—	(42.3)
Other	—	(3.1)	—	0.7	—	(2.4)
Equity in earnings	58.0	118.2	4.7	—	(180.9)

Income (loss) before income taxes, and minority interests	56.8	58.4	(14.7)	139.4	(173.8)	66.1
Income tax provision	—	(4.4)	—	(1.9)	—	(6.3)
Minority interests	—	—	—	—	(3.0)	(3.0)

Net income (loss)	$56.8	$54.0	$(14.7)	$137.5	$(176.8)	$56.8

Net cash provided by (used in) operating activities	$—	$(62.8)	$(1.2)	$210.9	$—	$146.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(7.7)	—	(26.8)	—	(34.5)
Funds deposited for purchase of property, plant and equipment	—	—	—	(0.7)	—	(0.7)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	35.3	—	—	—	35.3
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	0.4	1.2	—	—	1.6

Net cash provided by (used in) investing activities	—	73.7	1.2	(27.5)	—	47.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from financing activities:
Intercompany loans	—	(363.6)	180.0	183.6	—	—
Intercompany loan repayments	—	531.5	(180.0)	(351.5)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.4	—	—	—	1.4
Proceeds from exercise of stock options and warrants	—	3.1	—	—	—	3.1
Dividends to minority shareholder of consolidated subsidiary	—	3.0	—	(5.0)	—	(2.0)
Equity injections from parent	—	—	3.0	—	—	3.0
Subsidiary declared dividend	—	—	(3.0)	—	—	(3.0)
Payment of capital lease obligation	—	(3.9)	—	(0.1)	—	(4.0)
Payment of debt issuance costs	—	(0.2)	—	—	—	(0.2)
Repayment of long term debt	—	(12.6)	—	(13.2)	—	(25.8)

Net cash provided by (used in) financing activities	—	158.7	—	(186.2)	—	(27.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	—	169.6	—	(3.0)	—	166.6
Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$184.7	$—	$87.6	$—	$272.3

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

Note 9: Common Stock

On April 6, 2006, the Company completed a public offering of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by the Company were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million (including $1.1 million that were unpaid as of September 29, 2006). The Company used the net proceeds to partially fund the purchase of LSI’s Gresham wafer fabrication facility, which had a total purchase price of $105 million. See further discussion in Note 5: Asset Acquisition.

Income per share calculations for the quarter and nine months ended September 29, 2006 and September 30, 2005, are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net income	$76.8	$23.5	$184.7	$56.8
Less: Accretion to redemption value of convertible redeemable preferred stock	—	0.1	—	0.3
Less: Convertible redeemable preferred stock dividends	—	(2.7)	—	(7.9)
Less: Allocation of undistributed earnings to preferred shareholders	—	(3.3)	—	(7.7)

Net income applicable to common stock	76.8	17.6	184.7	41.5
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	0.1	0.4	0.8	1.2

Diluted net income applicable to common stock	$76.9	$18.0	$185.5	$42.7

Basic weighted average common shares outstanding	324.9	256.1	319.8	255.5
Add: Incremental shares for:
Dilutive effect of equity based compensation	5.9	8.1	6.6	6.8
1.875% convertible senior subordinated notes	—	—	—	—
Convertible redeemable preferred stock	—	—	—	—
Convertible zero coupon senior subordinated notes	5.8	26.5	19.6	26.5

Diluted weighted average common shares outstanding	336.6	290.7	346.0	288.8

Income per common share
Basic:	$0.24	$0.07	$0.58	$0.16

Diluted:	$0.23	$0.06	$0.54	$0.15

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

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded option shares were 18.4 million and 14.6 million for the quarter and nine months ended September 29, 2006, respectively, and 9.6 million and 13.8 million for the quarter and nine months ended September 30, 2005 respectively.

For the quarter and nine months ended September 29, 2006, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on an initial conversion price of approximately $7.00 per share. The excess of fair value over par value is convertible into stock. As of September 29, 2006, the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the assumed conversion of the zero coupon convertible senior subordinated notes, $0.1 million and $0.8 million and $0.4 million and $1.2 million of amortization expense of debt issuance costs for the quarters and nine months ended September 29, 2006 and September 30, 2005, respectively, was added back to net income to calculate diluted earnings per share.

Note 10: Employee Stock Benefit Plans

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

There was an aggregate of 18.2 million and 13.6 million shares of common stock available for grant under both plans at September 29, 2006 and December 31, 2005, respectively.

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

The weighted-average estimated fair value of employee stock options granted during the quarter and nine months ended September 29, 2006 was $2.83 per share and $2.91 per share, respectively, and was calculated using the lattice model with the following weighted-average assumptions (annualized percentages):

	Quarter Ended September 29, 2006	Nine Months Ended September 29, 2006
Volatility	53.9%	49.2%
Risk-free interest rate	4.8%	4.8%
Post-vesting forfeiture rate	8.6%	9.2%
Rate of exercise	28.1%	28.6%

The Company used implied volatility of market—traded options of the Company’s stock exclusively for the expected volatility assumption input to the lattice model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The Company has historically not declared dividends, thus the dividend yield was assumed to be zero in the lattice model. The post-vesting forfeiture rate and rate of exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively. The rate of exercise indicates the annual rate at which vested, in-the-money options have historically been exercised.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

options is impacted by all of the underlying assumptions used in the Company’s model. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The lattice model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the quarter and nine months ended September 29, 2006 derived from the lattice model was 4.1 and 4.0 years respectively.

In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 13% in the third quarter of fiscal year 2006 based on historical experience.

The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarter and nine months ended September 29, 2006 was $1.51 per share and $1.45 per share. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Quarter Ended September 29, 2006	Nine Months Ended September 29, 2006
Expected life (in years)	0.25	0.25
Risk-free interest rate	5.01%	4.70%
Volatility	51.00%	49.00%

Total estimated share-based compensation expense, related to the Company’s employee stock options and employee stock purchase plan, recognized for the quarter and nine months ended September 29, 2006 was comprised as follows (in millions, except per share data):

	Quarter Ended September 29, 2006	Nine Months Ended September 29, 2006
Cost of revenues	$0.7	$1.7
Research and development	0.5	1.2
Selling and marketing	0.6	1.6
General and administrative	1.1	2.7

Share-based compensation expense before income taxes	2.9	7.2
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$2.9	$7.2

Net share-based compensation expense, per common share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company recorded $0.4 million and $1.7 million in share-based compensation expense during the quarter and nine months ended September 29, 2006, respectively, related to share-based awards granted during the quarter and nine months ended September 29, 2006. This included expense related to the Employee Stock Purchase Plan of $0.3 million and $0.6 million during the quarter and nine months ended September 29, 2006, respectively, and $0.1 million of expense related to awards of restricted stock units in the nine months ending September 29, 2006. The remaining expense is related to share-based awards that were granted prior to December 31, 2005.

Pro Forma Information under SFAS No. 123 for the quarter and nine months ended September 30, 2005

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

For purposes of pro forma disclosures under SFAS No. 123 for the quarter and nine months ended September 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the quarter and nine months ended September 30, 2005 were as follows (in millions, except per share data):

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$23.5	$56.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.1)	(10.1)

Pro-forma net income	20.4	46.7
Less: Accretion to redemption value of convertible redeemable preferred stock	0.1	0.3
Less: Convertible redeemable preferred stock dividends	(2.7)	(7.9)
Less: Allocation of undistributed earnings to preferred shareholders	(2.8)	(6.1)

Net income applicable to common stock	$15.0	$33.0

Income per share:
Basic—as reported	$0.07	$0.16

Basic—pro-forma	$0.06	$0.13

Diluted—as reported	$0.06	$0.15

Diluted—pro-forma	$0.05	$0.12

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of option grants during the respective period was estimated at the date of grant while the fair value of the shares issued under the ON Semiconductor 2000 Employee Stock Purchase Plan was estimated at the beginning of the respective offering periods. The weighted-average Black-Scholes equivalent assumptions for the quarter and nine months ended September 30, 2005, for employee stock options are detailed below:

Employee Stock Options	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected life (in years)	3.81	3.82
Risk-free interest rate	4.03%	3.64%
Volatility	59.00%	59.00%

The fair value of the Employee Stock Purchase Plan shares issued during the quarter and nine months ended September 30, 2005 has been calculated using the Black-Scholes option-pricing model with the weighted-average assumptions detailed below:

Employee Stock Purchase Plan	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected life (in years)	0.25	0.25
Risk-free interest rate	3.17%	2.73%
Volatility	52.00%	58.00%

The weighted-average estimated fair value of employee stock options granted during the quarter and nine months ended September 30, 2005 was $2.59 and $2.22 per share, respectively. The weighted-average estimated fair value of the shares issued under the 2000 Employee Stock Purchase Plan during the quarter and nine months ended September 30, 2005 was $1.10 and $1.08 per share, respectively.

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Nine Months Ended September 29, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2005	27.6	$4.92
Grants	5.6	6.63
Exercises	(3.1)	3.19
Cancellations	(1.3)	7.46

Outstanding at September 29, 2006	28.8	$5.33	6.89	$40.7

Exercisable at September 29, 2006	16.4	$5.37	5.63	$28.3

Net stock options, after forfeitures and cancellations, granted during the quarter ended September 29, 2006 and September 30, 2005 represented 0.02% and (0.2%) of outstanding shares as of the beginning of each such fiscal quarter, respectively. Total stock options granted during the quarter ended September 29, 2006 and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

September 30, 2005 represented 0.1% and 0.1% of outstanding shares as of the end of each such fiscal quarter, respectively.

At September 29, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $18.9 million, which is expected to be recognized over a weighted average period of 1.6 years. The total intrinsic value of stock options exercised during the quarter ended September 29, 2006 was $1.3 million. The Company recorded cash received from the exercise of stock options of $1.1 million and cash from issuance of shares under the Employee Stock Purchase Plan of $1.0 million and no related tax benefits during the quarter ended September 29, 2006. Upon option exercise or completion of a purchase under the Employee Stock Purchase Plan the Company issues new shares of stock.

Additional information about stock options outstanding at September 29, 2006 with exercise prices less than or above $5.88 per share, the closing price at September 29, 2006, follows (number of shares in millions):

	Exerciseable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $5.88	8.9	$2.70	6.8	$4.07	15.7	$3.29
Above $5.88	7.5	$8.55	5.6	$6.74	13.1	$7.78

Total outstanding	16.4	$5.37	12.4	$5.27	28.8	$5.33

Restricted Stock Units

The Company’s stock compensation plan permits the granting of restricted stock units to eligible employees and non-employee directors at fair market value at the date of the grant. Restricted stock units vest over three years and are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s non-vested restricted stock units granted to certain officers and directors of the Company as of September 29, 2006, and changes during the nine months ended September 29, 2006.

	Nine Months Ended September 29, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2005	—	$—
Granted	0.4	6.20
Vested	—	—
Forfeited	—	—

Nonvested shares of restricted stock units at September 29, 2006	0.4	$6.20

As of September 29, 2006, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the plan. The cost is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was $0.2 million for the quarter ended September 29, 2006. As of September 29, 2006, the Company had approximately 0.4 million restricted stock units outstanding.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Stock Purchase Plans

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the quarter and nine months ended September 29, 2006 and the quarter and nine months ended September 30, 2005 employees purchased approximately 201,553 and 422,319 and 122,317 and 364,204 shares under the plan, respectively. Through December 31, 2004, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 8.5 million shares. As of September 29, 2006, there were 3.1 million shares available for issuance under the Employee Stock Purchase Plan.

Note 11: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of September 29, 2006 (in millions):

Remainder of 2006 (1)	$2.2
2007	4.3
2008	2.6
2009	1.9
2010	0.7
Thereafter	1.8

Total	$13.5

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.8 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

In connection with the purchase of the Gresham facility (see Note 5: Asset Acquisition), we entered into a wafer supply and test service agreement with LSI pursuant to which (1) we will manufacture and provide semiconductor wafer products to LSI, and (2) we will provide certain sort test, processing engineering, quality assurance and other similar and related services that LSI may request. LSI is obligated to purchase $198.8 million of wafer products and related services (such as wafer testing and sorting services) from us during the first two years under the agreement, dated May 15, 2006. We also entered into several ancillary agreements including, but not limited to, an intellectual property license, a transition services agreement and a facility use agreement.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Legal Matters

The Company currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matter described in the next paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against the Company are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that our insurance proceeds will be sufficient for these purposes and that the Company will not otherwise be required to contribute to the proposed settlement.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 12: Related Party Transactions

As described in Note 1: Background and Basis of Presentation, on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of September 29, 2006, TPG owned approximately 36.7% of the Company’s outstanding shares of common stock.

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

Note 13: Recent Accounting Pronouncements

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 to its financial position and result of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In September of 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a benefit plan (difference between plan assets at fair value and the benefit obligation) in the statement of financial position as well as to list in other comprehensive income, net of tax, the gains and losses and prior service costs or credit that were accrued during the financial period but were not recognized as part of the net periodic benefit cost under SFAS No. 87 “Employer’s Accounting for Pension” or SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. It also requires all benefit plans (postretirement or otherwise) to be valued at the end of each fiscal year. Companies must disclose in the notes to financial statements any delayed gain or loss related to net periodic benefit cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS No. 158 to its financial position and results of operations.

In September of 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 suggests that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the identified unadjusted error on each financial statement and related financial statement disclosure. SAB 108 was issued on September 13, 2006. The Company’s adoption of SAB No. 108 is not expected to impact its financial position and results of operations.

Note 14: Segment Information

In May 2006, the Company announced a change in its organizational structure. The Company has organized into five operating segments: automotive and power supply, digital and consumer, computing, standard products (which includes products that are sold in many different end-markets) and manufacturing services. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. The Company’s manufacturing services, in which the Company manufactures parts for other semiconductor companies, principally in the newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major incentives. Information related to periods prior to this change have been revised to conform to the current presentation.

Automotive & Power Supply	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services
AC-DC Conversion Analog Automotive DC-DC Conversion Rectifier High Voltage MOSFET LDO & Vregs	Low & Medium MOSFET Power Switching Signal & Interface	Analog Switches Filters Low Voltage App. Specific Int. Power	Bipolar Power Thyristor Small Signal Zener Protection High Frequency Standard Logic	Manufacturing Services

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not specifically identify and allocate any assets by operating segment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company evaluates performance based on gross profit as well as income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, income taxes and certain other unallocated expenses.

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

Information about segments for the quarter and nine months ended September 29, 2006 and for the quarter and nine months ended September 30, 2005 is as follows, in millions:

	Automotive & Power Supply	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Quarter ended September 29, 2006:
Revenues from external customers	$107.8	$93.0	$42.0	$129.4	$48.7	$420.9
Segment gross profit	$46.5	$33.9	$21.4	$54.4	$11.6	$167.8
Segment operating income	$24.5	$18.0	$9.4	$35.4	$10.9	$98.2
Quarter ended September 30, 2005:
Revenues from external customers	$94.5	$63.7	$32.2	$122.0	$1.2	$313.6
Segment gross profit	$31.5	$22.4	$14.1	$48.2	$0.7	$116.9
Segment operating income	$14.0	$8.9	$4.6	$28.8	$0.7	$57.0

	Automotive & Power Supply	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Nine months ended September 29, 2006:
Revenues from external customers	$314.4	$254.0	$94.6	$403.7	$63.5	$1,130.2
Segment gross profit	$133.1	$90.0	$48.8	$172.4	$14.7	$459.0
Segment operating income	$69.9	$45.6	$19.4	$109.0	$13.6	$257.5
Nine months ended September 30, 2005
Revenues from external customers	$275.7	$193.6	$95.7	$351.1	$2.7	$918.8
Segment gross profit	$97.3	$62.0	$45.1	$130.9	$1.5	$336.8
Segment operating income	$42.5	$22.3	$16.7	$75.8	$1.5	$158.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Gross profit for reportable segments	$167.8	$116.9	$459.0	$336.8
Unallocated amounts:
Other unallocated manufacturing costs	(7.4)	(12.8)	(27.7)	(38.0)

Gross profit	$160.4	$104.1	$431.3	$298.8

Operating income for reportable segments	$98.2	$57.0	$257.5	$158.8
Unallocated amounts:
Restructuring, asset impairments and other, net	—	(0.2)	(3.3)	(4.1)
Other unallocated manufacturing costs	(7.4)	(12.8)	(27.7)	(38.0)
Other unallocated operating expenses	(2.6)	(1.8)	(4.7)	(5.9)

Operating income	$88.2	$42.2	$221.8	$110.8

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Quarter Ended
	September 29, 2006	September 30, 2005
United States	$123.0	$74.6
United Kingdom	57.9	48.3
China	150.3	111.6
Singapore	43.0	35.0
Other Asia/Pacific	46.7	44.1

Total Revenues	$420.9	$313.6

	Nine Months Ended
	September 29, 2006	September 30, 2005
United States	$292.7	$225.1
United Kingdom	169.1	154.9
The Other Europe	—	0.1
China	411.3	299.6
Singapore	120.8	101.8
Other Asia/Pacific	136.3	137.3

Total Revenues	$1,130.2	$918.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Property, plant and equipment by geographic location is summarized as follows (in millions):

	September 29, 2006	December 31, 2005
United States	$167.0	$77.1
China	106.8	110.6
Europe	93.0	85.6
Malaysia	89.5	74.3
Japan	69.5	64.3
Other Asia/Pacific	37.8	25.7
Other Americas	3.5	0.9

	$567.1	$438.5

For the quarter ended September 29, 2006, two of the Company’s customers accounted for 12% and 10% of the Company’s total revenues, respectively, of which 10% has been recorded as manufacturing services revenue. For the nine months ended September 29, 2006, one of the Company’s customers accounted for 12% of the Company’s total revenues, applicable to all segments except for manufacturing services revenue.

For the quarter ended September 30, 2005, two of the Company’s customers accounted for 11% and 10% of the Company’s total revenues, respectively, applicable to all segments except for manufacturing services revenue. For the nine months ended September 30, 2005, one of the Company’s customers accounted for 12% of the Company’s total revenues, applicable to all segments except for manufacturing services revenue.

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

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 9% during 2006 through 2009. These are projections and may not be indicative of actual results.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 30,500 products and we shipped approximately 22.9 billion units in the first nine months of 2006 as compared to approximately 20.4 billion units in the first nine months of 2005. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

In May 2006, we announced a change in our organizational structure. The Company has organized into five operating segments: automotive and power supply, digital and consumer, computing, standard products (which includes products that are sold in many different end-markets) and manufacturing services. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. Our manufacturing services, in which we manufacture parts for other semiconductor companies, principally in our newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent our view of the business and as such are used to evaluate progress of major initiatives. Information related to periods prior to this change have been revised to conform to the current presentation.

Automotive & Power Supply	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services
AC-DC Conversion Analog Automotive DC-DC Conversion Rectifier High Voltage MOSFET LDO & Vregs	Low & Medium MOSFET Power Switching Signal & Interface	Analog Switches Filters Low Voltage App. Specific Int. Power	Bipolar Power Thyristor Small Signal Zener Protection High Frequency Standard Logic	Manufacturing Services

In periods prior to the change, these various product lines were aligned into two segments; the Analog Products Group and the Integrated Power Group.

We have approximately 179 direct customers worldwide, and we also service approximately 222 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Apple, Hewlett Packard, Microsoft, Intel, Motorola, Seagate, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, Continental Automotive Systems, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Texas, Oregon, China, the Czech Republic, Korea, and France, and we currently operate manufacturing facilities in Arizona, Oregon, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. We ceased manufacturing operations at our Rhode Island manufacturing facility in the second quarter of 2005 and exited the facility in the fourth quarter of 2005. The Rhode Island manufacturing facility is currently being marketed for sale. In the second quarter of 2005, we announced the transfer of wafer fabrication manufacturing operations from our front-end fabrication facility in Malaysia to Arizona. Due to the current increase in demand from our customers, during the second quarter of 2006 we have decided to keep the wafer fabrication portion of the Malaysian site open and will evaluate the continued operation of this facility over the next several quarters. We also plan to sell certain unused portions of our property at our corporate headquarters in Arizona and use some of the proceeds from the sale to upgrade portions of our corporate headquarters. We will maintain our headquarters offices and existing manufacturing facilities on the portions of the property that are not for sale.

On May 15, 2006, we, through our principal domestic operating subsidiary, SCI LLC, purchased LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. The assets purchased include an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. We made offers of employment and hired substantially all of LSI’s manufacturing and engineering employees working at the Gresham facility. At the closing of the transaction, we also entered into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement. The aggregate purchase price for the acquired assets was $106.5 million, which included $1.5 million in transaction related costs, plus an additional $1.1 million of certain net assets and liabilities that were assumed by

SCI LLC when the purchase was finalized on May 15, 2006. We incurred approximately $1.5 million in legal, accounting and appraisal fees related to the transaction, which, with the purchase price of $105.0 million, were allocated to the assets purchased based on their relative fair values. See Note 5 “Asset Acquisition” for further discussion.

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

During the third quarter of 2006, we experienced stable prices for our products while end market demand showed signs of moderation. We experienced a slight decline in bookings during the third quarter with the book to bill ratio below one for the first time in six quarters. We expect pricing trends during the rest of 2006 to be more of a factor of the specific supply and demand environment for a given device and on average for prices to be down approximately 1% from the third quarter of 2006. We have a minimum purchase agreement with LSI for foundry services that obligates them to purchase an estimated $198.8 million of foundry services from us between May 2006 and May 2008.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 133 new product families in 2005 and an additional 114 new product families in the first nine months of 2006. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. In light of the recent acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

Although we have production at several locations, we have initiated process improvements and selective capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidation of manufacturing sites to improve economies of scale;

•	transfer of production to lower cost regions;

•	increase in die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” and 8” wafers and increasing the number of die per square inch;

•	reduction of the number of product platforms and process flows; and

•	focusing production on profitable product families.

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

In July 2006, we completed an offer to exchange substantially all of our zero coupon convertible senior subordinated notes due 2024 for new notes with similar terms, but with a net share settlement feature.

In the third quarter of 2006 we refinanced our debt with two Chinese banks to reduce our interest costs and to extend maturity dates. We also entered into $11.0 million of new debt with these banks.

The details of each of these financing events are outlined in the following sections. Also, see “Liquidity and Capital Resources” elsewhere in this report Note 9 “Common Stock” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Outlook

Based on product booking trends, backlog levels, anticipated manufacturing services revenue and estimated turns levels, we anticipate that revenues will be approximately $390 million to $400 million in the fourth quarter as compared to revenues of $342.0 million in the fourth quarter of 2005 and revenues of $420.9 million in the third quarter of 2006. We also anticipate that approximately $30 million to $35 million of our total revenues will come from manufacturing services revenue during the fourth quarter of 2006. Backlog levels at the beginning of the fourth quarter of 2006 were down from backlog levels at the beginning of the third quarter of 2006, and represent well over 90 percent of our anticipated fourth quarter revenues. We expect average selling prices for the fourth quarter of 2006 will be down one percent as compared to the third quarter of 2006. We expect our gross margins on product revenues to range from 38 to 39 percent and we expect our gross margins on manufacturing services revenue to be approximately break-even in the fourth quarter of 2006. Beginning in the first quarter of 2006, we were required to expense stock based compensation in accordance with the adoption of Statement of Financial Accounting No. 123(R) “Share Based Payment”. We currently expect this expense to be approximately $3.0 million in the fourth quarter of 2006.

For the fourth quarter of 2006, we expect selling and marketing and general and administrative expenses to be approximately 11% to 12% of revenues and research and development expenses to be approximately 7% of revenues. We anticipate that net interest expense will be approximately $10.5 million for the fourth quarter 2006. For the fourth quarter of 2006, we expect cash capital expenditures of approximately $40 million.

Results of Operations

Quarter Ended September 29, 2006 Compared to Quarter Ended September 30, 2005

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended September 29, 2006 and September 30, 2005. The amounts in the following table are in millions:

	Quarter Ended
	September 29, 2006	September 30, 2005	Dollar Change
Product revenues	$372.2	$312.4	$59.8
Manufacturing service revenues	48.7	1.2	47.5

Net revenues	420.9	313.6	107.3

Cost of product revenues	223.2	208.9	14.3
Cost of manufacturing services revenues	37.3	0.6	36.7

Cost of revenues	260.5	209.5	51.0

Gross profit	160.4	104.1	56.3

Operating expenses:
Research and development	25.9	23.9	2.0
Selling and marketing	23.2	20.0	3.2
General and administrative	23.1	17.8	5.3
Restructuring, asset impairments and other, net	—	0.2	(0.2)

Total operating expenses	72.2	61.9	10.3

Operating income	88.2	42.2	46.0

Other income (expenses), net:
Interest expense	(13.8)	(16.1)	2.3
Interest income	3.6	1.7	1.9
Other	(0.7)	(0.8)	0.1

Other income (expenses), net	(10.9)	(15.2)	4.3

			—
Income before income taxes and minority interests	77.3	27.0	50.3
Income tax provision	—	(2.5)	2.5
Minority interests	(0.5)	(1.0)	0.5

Net income	$76.8	$23.5	$53.3

Revenues

Revenues were $420.9 million and $313.6 million during the quarter ended September 29, 2006 and the quarter ended September 30, 2005, respectively. The increase from the third quarter of 2005 to the third quarter of 2006 was primarily due to increased product volume and manufacturing services revenue resulting from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, partially offset by a decrease in average selling prices by approximately 3%. For more information on our asset acquisition see Note 5 “Asset Acquisition” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. As indicated in the table below, the increase was most pronounced in the manufacturing services and in the computing products segments. Our average selling prices in the third quarter of 2006 relative to the second quarter of 2006 remained flat. The revenues by product line are as follows (dollars in millions):

	Quarter Ended September 29, 2006	As a % Revenue	Quarter Ended September 30, 2005	As a % Revenue	Dollar Change	% Change
Automotive and Power Supply	$107.8	25.6%	$94.5	30.1%	$13.3	14.1%
Computing Products	93.0	22.1%	63.7	20.3%	29.3	46.0%
Digital and Consumer Products	42.0	10.0%	32.2	10.3%	9.8	30.4%
Standard Products	129.4	30.7%	122.0	38.9%	7.4	6.1%
Manufacturing Services	48.7	11.6%	1.2	0.4%	47.5	3958.3%

Total Revenues	$420.9		$313.6		$107.3

Revenues from our automotive and power supply increased $13.3 million, or 14.1%, in the third quarter of 2006 as compared to the third quarter of 2005. The increase can be attributed to an increase in revenues from the analog automotive and AC to DC conversion products, slightly offset by a decrease in revenues from rectifier products.

Revenues from computing products increased $29.3 million, or 46.0%, in the third quarter of 2006 as compared to the third quarter of 2005. The increase can be attributed to an increase in revenues from the low and medium voltage MOSFET and power switching products.

Revenues from digital and consumer components increased $9.8 million, or 30.4%, in the third quarter of 2006 as compared to the third quarter of 2005. This increase is due to increased revenues from analog switches and filters.

Revenues from standard products increased $7.4 million, or 6.1%, in the third quarter of 2006, as compared to the third quarter of 2005. The increase can be primarily attributed to an increase in revenues from zener and protection products, partially offset by a decrease in revenues from high frequency products.

Additionally, revenue growth in manufacturing services is due to manufacturing services revenue from wafer supply agreement with LSI.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Quarter Ended September 29, 2006	As a % Revenue	Quarter Ended September 30, 2005	As a % Revenue
Americas	$123.0	29%	$74.6	24%
Asia Pacific	240.0	57%	190.7	61%
Europe	57.9	14%	48.3	15%

Total	$420.9	100%	$313.6	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices.

For the quarter ended September 29, 2006, two of our customers accounted for 12% and 10% of our net revenues, respectively, of which an aggregate of 10% was attributable to manufacturing services revenue.

For the quarter ended September 30, 2005, two of our customers accounted for 11% and 10% of our net revenues, respectively, excluding manufacturing services revenue.

Approximately 15% of the Company’s revenues for the quarter and the nine months ended September 29, 2006, respectively, are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter and nine months ended September 29, 2006, the Company’s revenues from Delphi accounted for less than 3% of its total revenues and approximately $5.4 million of its receivables due from Delphi as of September 29, 2006 are subject to collection pending resolution of the reorganization proceedings.

Gross Profit

Our gross profit was $160.4 million in the third quarter of 2006 compared to $104.1 million in the third quarter of 2005. As a percentage of revenues, our gross profit was 38.1% in the third quarter of 2006 as compared to 33.2% in the third quarter of 2005. Gross profit increased during the third quarter of 2006 as compared to the third quarter of 2005 primarily due to increased sales volume, manufacturing service revenue from our Gresham, Oregon wafer fabrication and a reduction in depreciation expense of approximately $6.8 million resulting from a change in our estimate of the useful life of our machinery and equipment assets, partially offset by a decrease in average selling prices.

See Note 4 “Change in Accounting Estimate” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

	Quarter Ended September 29, 2006	As a % Revenue	Quarter Ended September 30, 2005	As a % Revenue	Dollar Change	% Change
Automotive & Power Supply	$46.5	43.1%	$31.5	33.3%	$15.0	47.6%
Computing Products	33.9	36.5%	22.4	35.2%	11.5	51.3%
Digital & Consumer Products	21.4	51.0%	14.1	43.8%	7.3	51.8%
Standard Products	54.4	42.0%	48.2	39.5%	6.2	12.9%
Manufacturing Services	11.6	23.8%	0.7	58.3%	10.9	1557.1%

Gross profit by segment	$167.8		$116.8		$50.9

Unallocated manufacturing costs	(7.4)		(12.8)

Total gross profit	$160.4		$104.1

Gross profit from our automotive and power supply segment increased $15.0 million, or 47.6%, in the third quarter of 2006 as compared to the third quarter of 2005. The increase can be attributed to increased gross profit from DC to DC conversion, rectifier, and LDO & voltage regulators products, partially offset by decreases in gross profit from AC to DC conversion and analog automotive products.

Gross profit from computing products increased $11.5 million, or 51.3%, in the third quarter of 2006 as compared to the third quarter of 2005. The increase in gross profit can be attributed to increases low and medium voltage MOSFET, power switching, and signal and interface products.

Gross profit from digital and consumer products increased $7.3 million, or 51.8%, in the third quarter of 2006 as compared to the third quarter of 2005. The increase can be attributed to increases in gross profit in the analog switches, filters, and low voltage, off set partially with a decrease in gross profit from standard logic products.

Gross profit from standard products increased $6.2 million, or 12.9%, in the third quarter of 2006 as compared to the third quarter of 2005. The increase can be primarily attributed to an increase in gross profit from zener, protection, and standard logic products, partially off set by a decrease in gross profit in high frequency products.

Gross profit from manufacturing services increased $10.9 million in the third quarter of 2006 as compared to the third quarter of 2005. The increase can be attributed to the added value from the purchase of LSI’s Gresham, Oregon wafer fabrication facility in the second quarter of 2006.

Operating Expenses

Research and development expenses were $25.9 million in the third quarter of 2006 compared to $23.9 million in the third quarter of 2005, representing an increase of $2.0 million, or 8.4%. Research and development expenses represented 6.2% and 7.6% of revenues in the third quarter of 2006 and the third quarter of 2005, respectively. Of the $2.0 million increase in research and development approximately $1.9 million related to higher wages the remainder attributable to increased headcount and increased stock compensation expense as a result of our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) during the first quarter of 2006 and an increase in employee performance bonuses as a result of our achievement of certain financial goals.

Selling and marketing expenses were $23.2 million in the third quarter of 2006 compared to $20.0 million in the third quarter of 2005, representing an increase of $3.2 million, or 16%. Selling and marketing expenses represented 5.5% and 6.4% of revenues in the third quarter of 2006 and the third quarter of 2005, respectively. Of the $3.2 million increase in selling and marketing expenses approximately $1.7 million is a attributable to higher wages, with the remaining increase due to an increase in employee performance bonuses as a result of our achievement of certain financial goals, increased headcount of selling and marketing personnel primarily in our Asia Pacific locations due to our increased revenue concentration in this region and increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006.

General and administrative expenses were $23.1 million in the third quarter of 2006 compared to $17.8 million in the third quarter of 2005, representing an increase of $5.3 million, or 30%. General and administrative expenses represented 5.5% and 5.7% of revenues in the third quarter of 2006 and the third quarter of 2005, respectively. The $5.3 million increase in general and administrative expenses is attributable to increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006, severance costs for certain European employees, increased headcount and salaries, and an increase in employee performance bonuses as a result of our achievement of certain financial goals.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were zero in the third quarter of 2006 compared to $0.2 million in the third quarter of 2005.

During the third quarter of 2005, we recorded $0.2 million in restructuring, asset impairment and other, net charges, which included $0.3 million of employee separation charges related to the general work force reductions announced in the June 2005 restructuring program attributable to two employees who rendered services beyond the notification period and to four employees who were notified of their termination after the second quarter of 2005. This change was partially offset by a $0.1 million reversal of amounts previously recorded in connection with the shutdown of the East Greenwich facility announced in December 2003.

For more information on our restructuring activity see Note 6 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Operating Income

Information about operating income from our reportable segments for the quarters ended September 29, 2006 and September 30, 2005 are as follows, in millions:

	Automotive & Power Supply	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Quarter ended September 29, 2006:
Segment operating income	$24.5	$18.0	$9.4	$35.4	$10.9	$98.2
Quarter ended September 30, 2005:
Segment operating income	$14.0	$8.9	$4.6	$28.8	$0.7	$57.0

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

	Quarter Ended
	September 29, 2006	September 30, 2005
Operating income for reportable segments	$98.2	$57.0
Unallocated amounts:
Restructuring, asset impairments and other, net	—	(0.2)
Other unallocated manufacturing costs	(7.4)	(12.8)
Other unallocated operating expenses	(2.6)	(1.8)

Operating Income	$88.2	$42.2

Interest Expense

Interest expense was $13.8 million in the third quarter of 2006 compared to $16.1 million in the third quarter of 2005. The decrease in interest expense was primarily a result of interest savings during the third quarter of 2006 that resulted from the repayment of the 10% junior subordinated note that occurred during the second half of 2005, which was partially financed with proceeds from the issuance of 1.875% convertible senior subordinated notes due 2025. Our average month-end long-term debt balance (including current maturities) in the third quarter of 2006 was $1,042.4 million with a weighted average interest rate of 5.3% compared to $1,142.2 million and a weighted average interest rate of 5.6% in the third quarter of 2005. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was zero in the third quarter of 2006 compared to $2.5 million in the third quarter of 2005. The provision for the third quarter of 2006 included $2.6 million charge for income and withholding taxes of certain of our foreign operations, offset by the receipt of $2.6 million of previously accrued income tax receivable that had been fully reserved. The provision for the third quarter of 2005 related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended September 29, 2006 and September 30, 2005, respectively. The amounts in the following table are in millions:

	Nine Months Ended		Dollar Change
	September 29, 2006	September 30, 2005
Product revenues	$1,066.7	$916.1	$150.6
Manufacturing revenues	63.5	2.7	60.8

Net revenues	1,130.2	918.8	211.4

Cost of product revenues	650.1	618.7	31.4
Cost of manufacturing revenues	48.8	1.3	47.5

Cost of revenues	698.9	620.0	78.9

Gross profit	431.3	298.8	132.5

Operating expenses:
Research and development	74.7	70.0	4.7
Selling and marketing	66.9	58.2	8.7
General and administrative	64.6	55.7	8.9
Restructuring, asset impairments and other, net	3.3	4.1	(0.8)

Total operating expenses	209.5	188.0	21.5

Operating income	221.8	110.8	111.0

Other income (expenses), net:
Interest expense	(39.9)	(46.1)	6.2
Interest income	8.4	3.8	4.6
Other	0.1	(2.4)	2.5

Other income (expenses), net	(31.4)	(44.7)	13.3

Income before income taxes and minority interests	190.4	66.1	124.3
Income tax provision	(3.8)	(6.3)	2.5
Minority interests	(1.9)	(3.0)	1.1

Net income	$184.7	$56.8	$127.9

Revenues

Revenues were $1,130.2 million in the first nine months of 2006 as compared to $918.8 million in the first nine months of 2005. The increase from the first nine months of 2005 to the first nine months of 2006 was primarily due to increased product volume plus added manufacturing services revenue from the purchase of LSI’s Gresham, Oregon wafer fabrication facility. As indicated in the table below, the increase was most pronounced in the computing, automotive and power supply and manufacturing services lines. The revenues by segment are as follows (dollars in millions):

	Nine Months Ended September 29, 2006	As a % Revenue	Nine Months Ended September 30, 2005	As a % Revenue	Dollar Change	% Change
Automotive & Power Supply	$314.4	27.8%	$275.7	30.0%	$38.7	14.0%
Computing Products	254.0	22.5%	193.6	21.1%	60.4	31.2%
Digital & Consumer Products	94.6	8.4%	95.7	10.4%	(1.1)	(1.1%)
Standard Products	403.7	35.7%	351.1	38.2%	52.6	15.0%
Manufacturing Services	63.5	5.6%	2.7	0.3%	60.8	2251.9%

Total Revenues	$1,130.2		$918.8		$211.4

(1)	Certain amounts may not total due to the rounding of individual components

Revenues from our automotive and power supply product line increased $38.7 million, or 14.0% for the nine months ended September 29, 2006 compared to the nine months ended September 30, 2005. The increase can be attributed to an increase in revenues from our LDO & voltage regulators, DC to DC conversion and rectifier products, partially offset by a slight decrease in revenues from AC to DC conversion products.

Revenues from computing products increased $60.4 million, or 31.2%, for the nine months ended September 29, 2006, compared to the nine months ended September 30, 2005. The increase can be attributed to an increase in revenues from low and medium voltage MOSFET, power switching, signal and interface products.

Revenues from digital and consumer products decreased by $1.1 million, or 1.1%, for the nine months ended September 29, 2006, compared to the nine months ended September 30, 2005. The decrease can be attributed to decreases revenues from analog switches, standard logic, filters and low voltage products.

Revenues from standard products increased by $52.6 million, or 15.0%, for the nine months ended September 29, 2006 compared to the nine months ended September 30, 2005. The increase can be attributed to an increase in revenues from protection, high frequency, small signal and thyristor products, partially offset by decreases in revenues from standard logic, zener, and bipolar power products.

Additionally, revenue growth in the manufacturing services is also due to manufacturing services revenue from the wafer supply agreement with LSI.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 29, 2006	As a % Revenue	Nine Months Ended September 30, 2005	As a % Revenue
Americas	$292.7	26%	$225.1	24%
Asia Pacific	668.4	59%	538.7	59%
Europe	169.1	15%	155.0	17%

Total	$1,130.2	100%	$918.8	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices.

For the nine months ended September 29, 2006 and September 30, 2005, one of our customers accounted for 12% of our total revenues, excluding manufacturing services revenue.

Approximately 15% of our revenues for the nine months ended September 29, 2006 are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the nine months ended September 29, 2006, our revenues from Delphi accounted for less than 3% of our total annual revenues and approximately $5.4 million of our receivables due from Delphi as of September 29, 2006 are subject to collection pending resolution of the reorganization proceedings. We had reserved $1.6 million against our receivable from Delphi as of September 29, 2006.

Gross Profit

Our gross profit was $431.3 million in the first nine months of 2006 compared to $298.8 million in the first nine months of 2005. As a percentage of revenues, our gross profit was 38.1% in the first nine months of 2006 as compared to 32.5% in the first nine months of 2005. Gross profit increased during the first nine months of 2006 as compared to the first nine months of 2005 primarily due to increased sales volume, cost savings from our profitability enhancement programs and a reduction in depreciation expense of approximately $14.3 million resulting from a change in our estimate of the useful life of our machinery and equipment assets, partially offset by a decrease in average selling prices.

See Note 4 “Change in Accounting Estimate” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

	Nine Months Ended September 29, 2006	As a % Revenue	Nine Months Ended September 30, 2005	As a % Revenue	Dollar Change	% Change
Automotive & Power Supply	$133.1	42.3%	$97.3	35.3%	$35.8	36.8%
Computing Products	90.0	35.4%	62.0	32.0%	28.0	45.2%
Digital & Consumer Products	48.8	51.6%	45.1	47.1%	3.7	8.2%
Standard Products	172.4	42.7%	130.9	37.3%	41.5	31.7%
Manufacturing Services	14.7	23.1%	1.5	55.6%	13.2	880.0%

Gross profit by segment	$459.0		$336.8		$122.2

Unallocated Manufacturing costs	(27.7)		(38.0)

Total gross profit	$431.3		$298.8

Gross profit from our automotive and power supply segment increased $35.8 million, or 36.8%, for the nine months ended September 29, 2006 as compared to the nine months ended September 30, 2005. The increase can be attributed to increased gross profit from DC to DC conversion, rectifier, and LDO & voltage regulators products, partially offset by decreases in gross profit from AC to DC conversion and analog automotive products.

Gross profit from computing products increased $28.0 million, or 45.2%, for the nine months ended September 29, 2006 as compared to the nine months ended September 30, 2005. The increase in gross profit can be attributed to increases low and medium voltage MOSFET, power switching, and signal and interface products.

Gross profit from digital and consumer products increased $3.7 million, or 8.2%, for the nine months ended September 29, 2006 as compared to the nine months ended September 30, 2005. The increase can be attributed to increases in gross profit in the analog switches, filters, and low voltage, partially offset by a decrease in gross profit from standard logic products.

Gross profit from standard products increased $41.5 million, or 31.7%, for the nine months ended September 30, 2006 as compared to the nine months ended September 29, 2005. The increase can be primarily attributed to an increase in gross profit from zener, protection, and standard logic products, partially offset by a decrease in gross profit in high frequency products.

Gross profit from manufacturing services increased $13.2 million for the nine months ended September 29, 2006 as compared to the nine months ended September 30, 2005. The increase can be attributed to the added value from the purchase of LSI’s Gresham, Oregon wafer fabrication facility in the second quarter of 2006.

Operating Expenses

Research and development expenses were $74.7 million in the first nine months of 2006 compared to $70.0 million in the first nine months of 2005, representing an increase of $4.7 million, or 6.7%. Research and development expenses represented 6.6% and 7.6% of revenues in the first nine months of 2006 and the first nine months of 2005, respectively. Of the $4.7 million increase in research and development approximately

$3.6 million attributable to increased headcount of our research and development personnel primarily as a result of the acquisition of LSI’s Gresham Oregon wafer fabrication facility with the remaining increase attributable to employee performance bonuses as a result of our achievement of certain financial goals and increased stock compensation expense as a result of our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) during the first quarter of 2006.

Selling and marketing expenses were $66.9 million in the first nine months of 2006 compared to $58.2 million in the first nine months of 2005, representing an increase of $8.7 million, or 14.9%. Selling and marketing expenses represented 5.9% and 6.3% of revenues in the first nine months of 2006 and the first nine months of 2005, respectively. Of the $8.7 million increase in selling and marketing expenses approximately $3.3 million is attributable to an increase in employee performance bonuses as a result of our achievement of certain financial goals, combined with increased headcount of selling and marketing personnel primarily in our Asia Pacific locations due to our increased revenue concentration in this region and increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006.

General and administrative expenses were $64.6 million in the first nine months of 2006 compared to $55.7 million in the first nine months of 2005, representing an increase of $8.9 million, or 15.9%. General and administrative expenses represented 5.7% and 6.1% of revenues in the first nine months of 2006 and the first nine months of 2005, respectively. The $8.9 million increase in general and administrative expenses is attributable to increased stock compensation expense as a result of our adoption of SFAS No. 123R during the first quarter of 2006, an increase in employee performance bonuses as a result of our achievement of certain financial goals and increased costs for external services, including legal and consulting services, partially offset by decreased costs of information technology outsourcing.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $3.3 million in the first nine months of 2006 compared to $4.1 million in the first nine months of 2005. During the first nine months of 2006, we recorded $4.7 million of asset impairments partially offset $1.4 million of net adjustments to reserves.

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

The remaining $0.2 million of net adjustments include $0.1 million reversal of employee separation charges reserve for worldwide work force reductions of approximately 60 employees announced in the second quarter of 2005, and $0.1 million reversal of employee separation charges for employees whose terminations under the December 2002 restructuring program were rescinded.

During the first nine months of 2005, we recorded $4.7 million of employee separation charges and $0.5 million of exit costs, offset in part by $0.5 million of gain on sale of fixed assets and $0.6 million of net adjustments to reserves.

The $4.7 million of employee separation charges includes $2.2 million related to a worldwide work force reduction of approximately 60 employees, $1.3 million related to the transfer of certain design center functions from Grenoble, France to Toulouse, France, and $1.2 million of employee separation charges related to the termination of 80 employees in Malaysia resulting from the transfer of wafer fabrication manufacturing operations from Malaysia to Arizona.

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

For more information on our restructuring activity see Note 6 “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Operating Income

Information about operating income form our reportable segments for the nine months ended September 29, 2006 and September 30, 2005 are as follows, in millions:

	Automotive & Power Supply	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Nine months ended September 29, 2006:
Segment operating income	$69.9	$45.6	$19.4	$109.0	$13.6	$257.5
Nine months ended September 30, 2005:
Segment operating income	$42.5	$22.3	$16.7	$75.8	$1.5	$158.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements (in millions):

	Nine months ended
	September 29, 2006	September 30, 2005
Operating income for reportable segments	$257.5	$158.8
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(4.1)
Other unallocated manufacturing costs	(27.7)	(38.0)
Other unallocated operating expenses	(4.7)	(5.9)

Operating Income	$221.8	$110.8

Interest Expense

Interest expense was $39.9 million for the first nine months of 2006 compared to $46.1 million first nine months of 2005. The decrease in interest expense was primarily a result of interest savings during the first quarter of 2006 that resulted from the repayment of the 10% junior subordinated note that occurred during the second half of 2005, which was partially financed with proceeds from the issuance of 1.875% convertible senior subordinated notes due 2025. Our average month-end long-term debt balance (including current maturities) in the first nine months of 2006 was $1,056.1 million with a weighted average interest rate of 5.0% compared to $1,145.2 million and a weighted average interest rate of 5.4% in the first nine months of 2005. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $3.8 million in the first nine months of 2006 compared to $6.3 million in the first nine months of 2005. The provision for the first nine months of 2006 included $6.9 million for income and withholding taxes of certain of our foreign operations, partially offset by a $2.6 million receipt of previously accrued income tax receivable that was fully reserved and the reversal of $3.1 million of previously accrued income taxes for anticipated income tax audit risks. The provision for the first nine months of 2005 related to income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at September 29, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Standby letter of credit	$14.8	$8.2	$3.2	$0.0	$2.0	$0.0	$1.4

	Payments Due by Period
Contractual obligations	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Long-term debt	$1,006.7	$13.5	$25.3	$18.5	$586.1	$264.2	$99.1
Operating leases (1) (2)	13.6	2.3	4.3	2.6	1.9	0.7	1.8
Other long-term obligations—pension plans	12.6	3.2	3.0	3.0	3.0	0.4	—
Purchase obligations (1):
Capital purchase obligations	32.1	15.8	16.1	0.1	0.1	—	—
Foundry and inventory purchase obligations	58.3	45.3	3.2	3.1	2.9	1.2	2.6
Mainframe support	5.3	1.1	2.7	0.8	0.7	—	—
Information technology and communication services	18.5	3.1	7.3	6.3	2.0	—	—
Other	4.9	2.1	2.3	0.4	0.1	—	—

Total contractual obligations	$1,152.0	$86.4	$64.2	$34.8	$596.8	$266.5	$103.5

(1)	These represent our off-balance sheet obligations.

(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes $574.1 million outstanding under senior bank facilities amortizing through 2009 and potentially until 2011 under certain conditions, approximately $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million of 1.875% convertible senior subordinated notes due 2025, $12.6 million outstanding under a note payable to a Japanese bank amortizing through 2010, $55.8 million outstanding under loan facilities with two Chinese banks due 2006 through 2013, and $9.2 million of capital lease obligations. See Note 8 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

In connection with the acquisition of LSI’s Gresham, Oregon fabrication facility, we entered into a wafer supply and test service agreement with LSI pursuant to which (1) we will manufacture and provide semiconductor wafer products to LSI, and (2) we will provide certain sort test, processing engineering, quality assurance and other similar and related services that LSI may request. LSI is obligated to purchase

$198.8 million of wafer products and related services (such as wafer testing and sorting services) from us during the first two years under the agreement, dated May 15, 2006.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 7 “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this report).

Our balance of cash and cash equivalents was $233.4 million at September 29, 2006. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs over the next 12 months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $9.9 million were outstanding under the revolving facility at September 29, 2006. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through September 29, 2007. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended September 29, 2006, June 30, 2006, and September 30, 2005, and the nine months ended September 29, 2006 and September 30, 2005, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended			Nine Months Ended
	September 29 2006	June 30 2006	September 30 2005	September 29 2006	September 30 2005
Net income	$76.8	$67.5	$23.5	$184.7	$56.8
Plus:
Depreciation and amortization	19.3	17.2	25.0	60.0	74.9
Interest expense	13.8	13.1	16.1	39.9	46.1
Interest income	(3.6)	(2.8)	(1.7)	(8.4)	(3.8)
Income tax provision	—	1.8	2.5	3.8	6.3

EBITDA	106.3	96.8	65.4	280.0	180.3
Increase (decrease):
Interest expense	(13.8)	(13.1)	(16.1)	(39.9)	(46.1)
Interest income	3.6	2.8	1.7	8.4	3.8
Income tax provision	—	(1.8)	(2.5)	(3.8)	(6.3)
Loss (gain) on sale or disposal of fixed assets	0.5	(0.2)	0.1	0.3	0.1
Amortization of debt issuance costs	0.7	0.7	0.4	2.0	1.3
Provision for excess inventories	7.1	6.6	2.7	16.2	8.9
Non-cash impairment of property, plant, and equipment	—	4.7	—	4.7	—
Cumulative effect of accounting change	—	—	—	—	—
Non-cash interest on junior subordinated note payable	—	—	3.9	—	11.7
Deferred income taxes	0.4	(0.5)	2.0	0.3	(2.6)
Stock compensation expense	2.9	2.4	—	7.2	—
Other	0.2	0.8	1.4	—	3.3
Changes in operating assets and liabilities	(18.4)	(18.0)	(10.3)	(54.2)	(7.5)

Net cash provided by operating activities	$89.5	$81.2	$48.7	$221.2	$146.9

Covenants contained in our senior secured credit agreement require us to maintain a trailing 12-month minimum adjusted EBITDA of $140.0 million. Adjusted EBITDA, as defined under the documents for our senior bank facilities totaled approximately $403.3 million for the 12 months ended September 29, 2006. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $315.8 million at September 29, 2006, and has fluctuated between $211.9 million and $315.8 million over the last eight quarter-ends.

The components of our working capital at September 29, 2006 and December 31, 2005 are set forth below (in millions), followed by explanations for changes between December 31, 2005 and September 29, 2006 for cash and cash equivalents and any other changes greater than $5 million:

	September 29, 2006	December 31, 2005	Change
Current assets
Cash and cash equivalents	$233.4	$233.3	$0.1
Short-term investments	35.8	—	35.8
Receivables, net	194.9	160.2	34.7
Inventories, net	205.8	169.5	36.3
Other current assets	41.5	29.9	11.6
Deferred income taxes	11.7	7.4	4.3

Total current assets	723.1	600.3	122.8

Current liabilities
Accounts payable	134.6	137.3	(2.7)
Accrued expenses	101.6	83.9	17.7
Income taxes payable	6.4	5.5	0.9
Accrued interest	1.4	0.6	0.8
Deferred income on sales to distributors	128.6	97.1	31.5
Current portion of long-term debt	34.7	73.9	(39.2)

Total current liabilities	407.3	398.3	9.0

Net working capital	$315.8	$202.0	$113.8

The increase in short-term investments of $35.8 million in the third quarter of 2006 was attributable to the purchase of held-to-maturity investments with original maturities between three months and one year.

The increase of $34.7 million in accounts receivable is the result of increased sales in the last two months of the third quarter of 2006 as compared to the last two months of the fourth quarter in 2005.

The increase of $36.3 million in inventory is primarily attributable to inventory produced at our Gresham wafer fabrication facility and increased production ahead of expected demand increases. Based on the outlook for the fourth quarter of 2006, we anticipate declining inventory levels at the end of the fourth quarter of 2006.

The increase of $11.6 million in other current assets is primarily a result of an increase in prepaid expenses an increase in tool and die and increase in other tax receivables, partially offset by a decrease in value added tax receivables.

The increase in accrued expenses of $17.7 million was primarily attributable to increased accrued payroll, increased accrued vacation, and increased in sales related reserves, partially offset by decreases in accrued bonus and restructuring reserves.

The increase in deferred income is attributable to increased inventory levels at distributors and higher prices as compared to December 31, 2005 with inventories at distributors up from 9.8 weeks as of December 31, 2005 to 11.1 weeks as of September 29, 2006.

The decrease in the current portion of long-term debt relates to the timing of payments under our debt instruments including payments under the free cash flow provision of our senior bank facilities that were not required and were classified as long-term debt during 2006. See Note 8 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $186.9 million during the first nine months of 2006 compared to $34.5 million during the first nine months of 2005. We will continue to look for opportunities to make similar strategic purchases in the future as we plan to invest a total of approximately $235 million, including capital lease obligations, in 2006 for additional capacity, which includes the purchase of LSI’s Gresham, Oregon wafer fabrication facility. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

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

Key Financing Events

Overview

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts outstanding under our senior bank facilities, which contain an EBITDA (as defined for such facilities maintenance) covenant with which we were in compliance as of September 29, 2006.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. During 2006 we also issued shares of our common stock to partially finance the acquisition of the Gresham wafer fabrication facility. These measures continued into 2005 and 2006, as described below:

August 2006 Chinese Loan Refinancing

In August and September 2006, we refinanced our existing loans with two Chinese banks. Our long-term debt includes a $14.0 million loan facility with a Chinese bank, from tranches that were entered into from November 2000 through February 2001. Interest on this loan facility is payable quarterly and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.2%, reset each half year. During the fourth quarter of 2003, the Company exercised its ability to extend the maturity of this loan facility for three years, resulting in scheduled principal payments $8.0 million due in the fourth quarter of 2006 and $6.0 million due in the first quarter of 2007.

Our long-term debt includes a $6.0 million loan facility due in 2009 with the same Chinese bank as the $14 million loan facility, entered into in August 2006. Interest on this loan is payable quarterly and accrues at a variable rate based on published three month LIBOR rates in China, plus 1.2%, and resets each quarter.

Our long-term debt also includes a $35.8 million loan facility with another Chinese bank. This loan facility is comprised of three tranches of $20.0 million, $5.0 million, and $10.8 million. The $20.0 million tranche was modified in August 2006 and is due in 2009 with $13.0 million amortizing over three years, payable quarterly beginning in the fourth quarter of 2006. The remaining $7.0 million is due in December 2009. Interest on this tranche is payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China , plus 1.5%, and resets each half year. The $5.0 million tranche was executed in August 2006 and is due in 2009. Interest on this tranche is payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.2%, and resets each half year. The $10.8 million tranche was executed in December 2003 with scheduled quarterly principal and interest payments through December 2013. Interest on this tranche payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.5%, and resets each half year.

July 2006 Exchange Offer for Zero Coupon Convertible Senior Subordinated Notes due 2024

In July 2006, we completed an offer to exchange substantially all of our outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 for a like principal amount of the new notes plus an exchange fee of $2.50 per $1,000 principal amount of old notes validly tendered and accepted for our calculation of exchange. The new notes contain a net share settlement feature, which reduces the amount of shares included in diluted net income per share beginning in the third quarter of 2006. The new notes are convertible into cash up to the par value, at a conversion rate of 101.8849 shares per $1,000 principle under certain circumstances. The excess of fair value over par value is payable in stock.

April 2006 Equity Offering

On April 6, 2006, we completed a public offering of our common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, we issued approximately 11.2 million shares (which includes 0.7 million shares issued to cover over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by us were $75.2 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $1.3 million (of which $1.1 million remained unpaid as of September 29, 2006). The net proceeds were primarily used to partially fund the purchase of LSI’s Gresham, Oregon wafer fabrication facility during the second quarter of 2006, which had a total purchase price of $105 million.

March 2006 Amendment to Senior Bank Facilities

The credit agreement relating to our senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. In March 2006, we obtained an amendment of this provision that requires repayment only at the election of the debt holders. As a result of this amendment, only $0.1 million of the $26.0 million classified as a current maturity as of December 31, 2005 was paid at the election of the debt holders during the first quarter of 2006. Therefore, the remaining $25.9 million was reclassified to long-term during the first quarter of 2006.

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

In order to finance the repayment of the remaining principal amount of the junior subordinated note, in December 2005 we issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. We received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million (of which $0.5 million remained unpaid as of September 29, 2006), which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing and future subsidiaries.

The notes are convertible by holders into cash and shares of our common stock at a conversion rate of 142.8571 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $7.00 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to our right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2012. As of September 29, 2006, none of these circumstances had occurred.

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

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of September 29, 2006 and December 31, 2005 (dollars in millions):

	September 29, 2006 Balance	December 31, 2005 Balance
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.6170% and 7.1875%, respectively	$574.1	$639.1
Revolver	—	—

	574.1	639.1
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025	95.0	95.0
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	12.6	15.4
Loan with a Chinese bank due 2006 through 2007, interest payable quarterly at 6.730% and 5.867%, respectively	14.0	14.0
Loan with a Chinese bank due 2009, interest payable quarterly at 6.57%	6.0	—
Loan with a Chinese bank due 2006 through 2013, interest payable semiannually at 7.03% and 6.167%, respectively	10.8	14.4
Loan with a Chinese bank due 2009, interest payable semiannually at 7.03 % and 6.167%, respectively	20.0	20.0
Loan with a Chinese bank due 2009, interest payable semiannually at 6.56%	5.0	—
Capital lease obligations	9.2	9.1

	1,006.7	1,067.0
Less: Current maturities	(34.7)	(73.9)

	$972.0	$993.1

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

As of September 29, 2006, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024 and 1.875% convertible senior subordinated notes due 2025. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through September 29, 2007.

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

Effective January 1, 2006, we adopted SFAS No. 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. As a result of the adoption of SFAS No. 123R, our results of operations include $2.9 million and $7.2 million of stock compensation expense during the quarter and nine months ended September 29, 2006.

Total estimated share-based compensation expense, related to our employee stock options and employee stock purchase plan, recognized for the quarter and nine months ended September 29, 2006 was comprised as follows (in millions, except per share data):

	Quarter Ended September 29, 2006	Nine Months Ended September 29, 2006
Cost of revenues	$0.7	$1.7
Research and development	0.5	1.2
Selling and marketing	0.6	1.6
General and administrative	1.1	2.7

Share-based compensation expenses before income taxes	2.9	7.2
Related income tax benefits	—	—

Share-based compensation expense, net of taxes	$2.9	$7.2

Net share-based compensation expense, per common share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

(1)	Most of our share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

We recorded $0.3 million and $2.7 million in share-based compensation expense during the quarter and nine months ended September 29, 2006, respectively related to share-based awards granted during the quarter and nine months ended September 29, 2006. This included expense related to the Employee Stock Purchase Plan of $0.3 million and $0.7 million during the quarter and nine months ended September 29, 2006, respectively, and $0.3 million of expense related to awards of restricted stock units in the nine months ending September 29, 2006. The remaining expense related to share-based awards granted prior to December 31, 2005.

Also, see “Results of Operations” elsewhere in this report and Note 3 “Significant Accounting Policies” and Note 10 “Employee Stock Benefit Plans” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

During the quarter ended June 30, 2006, we commissioned a study of the manufacturing equipment at its other worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. We, factoring in the results of this study, have revised the estimated useful lives of our manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $6.8 million and $14.3 million, increase net income by $6.8 million and $14.3 million and increase both basic net income per share by $0.02 for the quarter ended September 29, 2006 and diluted net income per share by $0.4 for the nine months ended September 29, 2006.

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

Revenue. We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and cost of revenues when the distributor informs us that they have resold the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Share-Based Payments. Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

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

At September 29, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $18.9 million, which is expected to be recognized over a weighted average period of 1.6 years.

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

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 to our financial position and result of operations.

In September of 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the funded status of a benefit plan (difference between plan assets at fair value and the benefit obligation) in the statement of financial position as well as to list in other comprehensive income, net of tax, the gains and losses and prior service costs or credit that were accrued during the financial period but were not recognized as part of the net periodic benefit cost under SFAS No. 87 “Employer’s Accounting for Pension” or SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. It also requires all benefit plans (postretirement or otherwise) to be valued at the end of each fiscal year. Companies must disclose in the notes to financial statements any delayed gain or loss related to net periodic benefit cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of SFAS No. 158 to our financial position and results of operations.

In September of 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 suggests that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the identified unadjusted error on each financial statement and related financial statement disclosure. SAB 108 was issued on September 13, 2006. Our adoption of SAB No. 108 is not expected to impact our financial position of results our operations.

Trends, Risks and Uncertainties

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. In this

Form 10-Q, forward-looking information relates to fourth quarter 2006 revenues, gross margins and average selling prices, research and development expenses as a percentage of revenues, and sales and marketing and general and administrative expenses as a percentage of revenues, net interest expense, capital expenditures, and similar matters. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2005 under Item 1A. “Risk Factors” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At September 29, 2006, our long-term debt (including current maturities) totaled $1,006.7 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $382.8 million. We do have interest rate exposure with respect to the $623.9 million outstanding balance on our variable interest rate debt; however, we have entered into interest rate swaps to reduce this exposure. As of September 29, 2006, we had interest rate swaps covering $237.5 million of our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.9 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Change in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 20, 2006, we commenced an offer to exchange up to $260.0 million principal amount of new notes (“New Notes”) with, among other things, a “net share settlement” mechanism, a cash acquisition make-whole feature and modified contingent conversion events for our then outstanding $260.0 million zero coupons senior subordinated notes due 2024 (“Old Notes”). Holders who exchanged their Old Notes received the New Notes plus an exchange fee of $2.50 per $1,000 principal amount of their Old Notes. The exchange offer expired at 5 p.m., New York City time, on July 19, 2006, and as of that time, a total of $259,508,000 principal amount of old notes, or 99.8 percent of the outstanding aggregate principal of Old Notes had been tendered. All Old Notes that were properly tendered and not withdrawn were accepted and exchanged for the New Notes. The offer to exchange was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933. On August 9, 2006, we entered into transactions with four of the remaining holders of Old Notes and exchanged $443,000 aggregate principal amount of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. We intend to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information

Pre-Approval of Non-Audit Services of PricewaterhouseCoopers LLP

During the period for which this Form 10-Q is filed through the date of its filing, the Audit Committee of our Board of Directors (“Committee”) pre-approved certain non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. During a meeting held on August 9, 2006, the Committee pre-approved tax related services. During a meeting held on October 26, 2006, the Committee pre-approved certain other non-audit services.

Item 6.	Exhibits

Exhibit No.	Description
Exhibit 10.1	Amendment and Waiver dated as of September 27, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Industries, LLC, the specified lenders, and JPMorgan Chase Bank, N.A. (as administrative agent).

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2006	ON SEMICONDUCTOR CORPORATION

	By:	/S/ DONALD COLVIN
Donald Colvin
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1	Amendment and Waiver dated as of September 27, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Industries, LLC, the specified lenders, and JPMorgan Chase Bank, N.A. (as administrative agent).

Exhibit 31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002