Form 10-K
period 2006-12-31
ON SEMICONDUCTOR CORP
filed 2007-02-23
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

000-30419

(Commission File Number)

ON Semiconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 E. McDowell Road

Phoenix, AZ 85008

(602) 244-6600

(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $931,990,754 as of June 30, 2006, based on the closing sale price of such stock on the NASDAQ Global Select Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at February 12, 2007 was 289,598,624.

Documents Incorporated by Reference

Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2006 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.	Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” or “our”) are a global supplier of power and data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components distribute and monitor the supply of power to the different elements within a wide variety of electronic devices. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices.

We serve a broad base of end-user markets, including consumer electronics, computing, wireless communications, automotive electronics, industrial electronics and networking. Applications for our products in these markets include portable electronics, computers, game stations, servers, automotive and industrial automation control systems, routers, switches, storage-area networks and automated test equipment.

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio decreased from approximately 30,800 products in 2005 to approximately 28,800 products in 2006, due to normal product pruning and end of life products, and we shipped approximately 30.6 billion units in 2006. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

In May 2006, we announced a change in our organizational structure and have organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products and manufacturing services. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment does not completely align with actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. Our manufacturing services, in which we manufacture parts for other semiconductor companies, principally in our newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent our view of the business and as such are used to evaluate progress of our operations and of our major initiatives. Information related to periods prior to this change have been revised to conform to the current presentation. In periods prior to the change, these various product lines were aligned into two segments: the Analog Products Group and the Integrated Power Group. For required disclosures regarding our reportable segments, see Note 19, “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report.

Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services
AC-DC Conversion	Low & Medium MOSFET	Analog Switches	Bipolar Power	Manufacturing Services

Analog Automotive	Power Switching	Filters	Thyristor

DC-DC Conversion	Signal & Interface	Low Voltage	Small Signal

Rectifier		App. Specific Int. Power	Zener

High Voltage MOSFET			Protection

LDO & Vregs			High Frequency Standard Logic

We have approximately 133 direct customers worldwide, and we also service approximately 202 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Intel, Motorola, Nokia, Philips, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Texas, Oregon, China, Slovakia, the Czech Republic, Korea, and France, and we currently operate manufacturing facilities in Arizona, Oregon, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. We ceased manufacturing operations at our Rhode Island manufacturing facility in the second quarter of 2005 and exited the facility in the fourth quarter of 2005. In the fourth quarter of 2006, we sold the Rhode Island manufacturing facility for $3.2 million, and recorded a gain of $0.6 million. In the second quarter of 2005, we announced the transfer of wafer fabrication manufacturing operations from our front-end fabrication facility in Malaysia to Arizona. Due to the current increase in demand from our customers, during the second quarter of 2006 we decided to keep the wafer fabrication portion of the Malaysian site operating. During the fourth quarter of 2006, we sold a portion of the Phoenix site for $5.2 million, and recorded a gain of $3.9 million. The sale included a warehouse building and an unused parking lot. We continue to market additional unused portions of our property at our corporate headquarters in Arizona and plan to use some of the proceeds from the sale to upgrade portions of our corporate headquarters. We will maintain our headquarters offices and existing manufacturing facilities on the portions of the property that are not for sale.

Company History and Capital Structure

Formerly known as the Semiconductor Components Group of the Semiconductor Products Sector of Motorola, Inc., we were a wholly-owned subsidiary of Motorola prior to August 4, 1999. We continue to hold, through direct and indirect subsidiaries, substantially all the assets and operations of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. On August 4, 1999, we were recapitalized (the “recapitalization”) and certain related transactions were effected pursuant to an agreement among us, our principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (“TPG”).

On April 3, 2000, we acquired all of the outstanding capital stock of Cherry Semiconductor Corporation for $253.2 million in cash (including acquisition related costs). Cherry Semiconductor Corporation, which we have renamed Semiconductor Components Industries of Rhode Island, Inc., is a wholly-owned subsidiary and designs and manufactures analog and mixed signal integrated circuits for the power management and automotive markets.

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

On September 7, 2001, we obtained $100.0 million ($99.2 million, net of issuance costs) through an equity investment by an affiliate of TPG, our principal shareholder. In this transaction, we issued 10,000 shares of redeemable cumulative convertible preferred stock. This investment was required because we were not in compliance with certain minimum interest expense coverage ratio and leverage ratio covenants under our senior bank facilities. In November 2005, we entered into a Conversion and Termination Agreement with TPG to convert our redeemable convertible preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to TPG. Following the conversion, none of the authorized shares of our preferred stock remained outstanding. (See

Note 10, “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case included elsewhere in this report).

On May 15, 2006, we, through our principal domestic operating subsidiary, SCI LLC, purchased LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. The assets purchased include an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. We hired substantially all of the manufacturing and engineering employees working at the Gresham facility. At the closing of the transaction, we also entered into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement. The aggregate purchase price for the acquired assets was $106.5 million, which included $1.5 million in transaction related costs, plus an additional $1.1 million of certain net assets and liabilities that were assumed by SCI LLC when the purchase was finalized on May 15, 2006. The aggregate purchase price was allocated to the assets purchased based on their relative fair values. See Note 5 “Asset Acquisition” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion.

The purchase of the Gresham wafer facility significantly enhances our internal manufacturing capabilities. With the completion of this transaction, we have acquired process development engineers, operational expertise and process development know-how to further enable us in developing a larger mix of high volume, low cost, high-performance submicron analog and digital power products down to the 0.18 micron level, with toolset capabilities down to the 0.13 micron level.

As of December 31, 2005, our principal stockholder, TPG, and its affiliates beneficially owned over 50% of our common stock. During 2006, TPG sold approximately 69.7 million shares of our common stock including shares repurchased by us from TPG. As of February 12, 2007, TPG, and its affiliates beneficially owned 50.4 million shares of our common stock representing approximately 17.4% of the total voting power of our common stock.

Debt Financings and Cost Savings Initiatives

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2002 and 2003 we engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Some of the transactions that extended our debt maturities also resulted in an increase in our overall interest expense and others lowered our overall interest expense. In connection with these transactions, we amended our senior bank facilities to, among other things, make our financial covenants less restrictive on the whole.

Since 2003, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $1,176.0 million as of December 31, 2006. We also reduced our interest expense from $151.1 million for the year ended December 31, 2003 to $51.8 million for the year ended December 31, 2006.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8, “Long-Term Debt” and Note 11, “Common Stock and Treasury Stock” and Note 2 “Liquidity” of the notes to our audited consolidated financial statements included elsewhere in this report for further details on these financing activities that led to our reduced debt levels and annual interest expense.

Since the fourth quarter of 2000 through 2005, we implemented profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

We have initiated process improvements and selective low cost capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidation of manufacturing sites to improve economies of scale;

•	transfer of production to lower cost regions;

•	increase in die manufacturing capacity in a cost-effective manner by moving production from 4” to 6 or 8” wafers and increasing the number of die per square inch;

•	reduction of the number of new product platforms and process flows; and

•	focusing production on profitable product lines.

Return to Profitability

In the third quarter of 2004, we returned to profitability after 14 consecutive quarters of net losses. We were also profitable during all four quarters of 2005 and during all four quarters of 2006. Our net income for the year ended December 31, 2006 was $272.1 million, and was the highest annual net income since our recapitalization in 1999. This return to profitability was the result of increased demand for our products and cost savings from profitability enhancement programs and restructuring programs, as well as debt refinancing opportunities that have reduced our interest costs.

Products and Technology

The following table provides information regarding our primary operating segments:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products

Revenues
2006	$418.2 million	$347.3 million	$136.8 million	$528.9 million
2005	$376.4 million	$268.1 million	$131.3 million	$480.6 million
2004	$374.7 million	$276.4 million	$118.3 million	$490.5 million

Primary product function	Power conditioning and switching in a broad range of applications.	Power management for VCORE, DDR Memeory and chipsets.	System power management and RF EMI filtering for digital portable devices.	Power control, interface and data protection in a broad range of products.

Types of product	Amplifiers, comparators, voltage regulators and references, AC-DC / DC-DC converters, ignition insulated gate bipolar transistors (IGBT’s), high voltage MOS field effect transistors (MOSFET’s).	VCORE controllers, DDR memeory controllers, low and medium voltage MOSFETs	Filters, DC-DC converters, FETs, Op Amps, analog switches, LED drivers .	ESD protection, TVS Zeners, clock distribution and PLLs; MicroIntegration™, MiniGate ™ logic, small signal transistors, zeners, rectifiers, standard logic integrated circuits, bipolar power transistors, small signal diodes and thyristors.

Representative original equipment manufacturers customers and end users	Delphi Delta LiteOn Intel Motorola ACEs Visteon Bosch Visteon	Asustek Dell HP Intel Microsoft Microstar Motorola Foxconn	LG Samsung Sony Ericsson Motorola Siemens	Teradyne Advantest Agilent Delta Yokogawa Motorola Samsung Siemens Sony Cisco Systems Nortel Networks

Excluded from the table above are manufacturing services revenues of $100.6 million, $4.2 million, and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, which are primarily for foundry services.

Automotive and Power Regulation Group.    The explosion in consumer and computing devices is driving strong demand for highly efficient power supplies needed to charge and run them. Similarly, the proliferation of electronic subsystems in automobiles (the value of the electronic content now exceeds that of the metal in many cars) has put tremendous stress on the existing 12 volt electrical backbone of automobiles. Power efficiency has become a critical issue as more and more electronic features are added. We are a global supplier of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC-DC converters, AC-DC converters, linear regulators, Pulse Width Modulation (PWM) controllers, Power Factor Modulation (PFM) controllers, Power Factor Correction (PFC) pre-regulators and battery charging and management integrated circuits. In the automotive space we are a global supplier of power management and protection devices including linear regulators and ignition Insulated Gate Bipolar Transistors (IGBT’s).

Computing Products Group.    As computing platforms, both desktop and portable, evolve from data-processing systems (database manipulation, word processing and spreadsheets) to signal processing systems (audio, video, and wireless communications) the core processors need to be more and more powerful. More powerful processors in turn require more efficient power supplies and more efficient use of power on the motherboard and subsequent peripherals. The Computing Products Group is focused on delivering efficient controllers and power MOSFETs for power management in VCORE, DDR, and chipsets for audio, video, and graphics processing subsystems. We believe our success in these markets is attributable to our superior technology and manufacturing and supply chain capabilities, which are needed to serve this high-volume market.

Digital and Consumer Products Group.    The focus of the Digital and Consumer Products Group is on cell phones and small portable electronic devices such as PDAs, MP3s, and handheld GPS. Digital portable devices such as cell phones, PDAs, MP3s, and handheld GPS have become multi-functional devices incorporating many options including wireless communications, audio, video, and camera functions. The integration of functionality onto such small platforms puts a premium on being able to put high-performance devices into extremely small packages. We have a broad portfolio of products and solutions that serve this space in industry leading micro-packages. The four application areas in which we have a significant position are: system power management with FETs and DC-DC converters; EMI and RF filtering; audio and video signal distribution with analog switches and op amps; and LED lighting solutions for LCD screens and camera flash.

Standard Products Group.    As device size shrinks in portable and computing systems, the threat from ESD and power surges increases exponentially. Protection on input/output ports becomes a critical issue for designers both from a point of view of manufacturability and product robustness once it is in the hands of the consumer. We offer a complete line of ESD and Zener TVS devices that provide a robust energy-absorption-to-footprint ratio. Our high frequency clock and data management products consist primarily of high margin Emitter-Coupled Logic (ECL) products. We design and deliver application-specific integrated circuits using advanced technologies that address the high-performance needs of communication and networking switches, high-end servers, high-performance work stations, storage networks and precision measurement test systems. We enable application specific designs for today’s advanced networks, including Asynchronous Transfer Mode (ATM), Enterprise Networks, Storage Area Networks (SAN) and Internet Protocol (IP) applications.

Customers

We have been doing business with 43 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our original equipment manufacturer customers negotiate pricing terms with us on an annual basis near the end of the calendar year while our other customers, including electronic manufacturer service providers, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end markets: computing, automotive electronics, consumer electronics, industrial electronics, wireless communications and networking. Sales to our largest customers, Avnet, Arrow and Motorola, accounted for approximately 11%, 9% and 7%, respectively, of our revenues during 2006, as compared to 13%, 9% and 10%, during 2005, and 12%, 9% and 8% in 2004.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period that is the greater of (i) three years from the date of shipment or (ii) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. For additional information regarding agreements with our customers, see “Backlog” below.

End Market for Our Products

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-user market during 2006, sample applications for our products and representative original equipment manufacturer customers and end users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking
Approximate percentage of our revenues 2006 revenues	22%	23%	16%	13%	19%	7%
Sample applications….	• Computer monitors	• DVD players, cable decoders, set-top boxes and satellite receivers	• 4 wheel drive controllers	• Industrial automation and control systems	• Cellular phones (analog and digital)	• Routers and switches
	• Disk drives	• Home security systems	• Airbags	• Lamp ballasts (power systems for fluorescent lights)	• Pagers	• Fiber optic networking
	• PC motherboards	• Photocopiers	• Antilock braking systems	• Large household appliances	• Wireless modems and wireless local area networks	• Cellular base stations and infrastructure
	• Notebook power supplies	• Scanners	• Automatic door locks and windows	• Electric motor controllers		• Ethernet cards and other network controllers
		• Small household appliances	• Automatic transmissions	• Power supplies for manufacturing equipment		• High speed modems (cable, xDSL and ISDN)
		• Smartcards	• Automotive entertainment systems	• Surge protectors		• PBX telephone systems
		• TVs, VCRs and other audio-visual equipment	• Engine management and ignition systems	• Thermostats for industrial and consumer applications		• Network controllers
		• Power supplies for consumer electronics • Gaming consoles	• Fuel injection systems	• Automatic test equipment

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking
• GPS and other navigation systems
• LIN/CAN multiplexing
Representative original equipment manufacturer customers and end
users	• ACER	• Beko	• Bosch	• Advantest	• GVC	• Alcatel
	• Apple	• Echostar	• Cont’l / Temic	• Artesyn	• LG	• Askey
	• Asustek	• Haier	• DaimlerChrysler	• Delta	• Motorola	• Cisco
	• Dell	• Motorola	• Delphi	• Honeywell	• Nokia	• ECI Telecom
	• Delta	• Philips	• Hyundai	• Siecor	• Sagem	• Ericsson
	• Hewlett-Packard	• Samsung	• Motorola	• Siemans	• Samsung	• Fujitsu
	• Intel	• Scientific Atlanta	• Siemens VDO	• Teradyne	• Sony-Ericsson	• Hitachi
	• Microsoft	• Sony	• TRW	• Tyco	• TCL Comm.	• Huawea
	• NEC	• Thompson	• Visteon	• Yokogawa	• V-Tech	• Nortel
	• Seagate	• Vestel			• Zhongxing	• Siemens

Original Equipment Manufacturers.    Direct sales to original equipment manufacturers accounted for approximately 38% of our revenues in 2006, 41% in 2005, and 42% in 2004. These customers include a variety of companies in the electronics industry such as Intel, Motorola, Nokia, Philips, Siemens and Sony, and in the automotive industry include DaimlerChrysler, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

Distributors.    Sales to distributors accounted for approximately 48% of our revenues in 2006, 48% in 2005, and approximately 47% in 2004. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book or that is more than four years older than the manufacturing code date. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers.    Direct sales to electronic manufacturing service providers accounted for approximately 14% of our revenues in 2006 and 11% of our revenues in each of 2005 and 2004. Our largest electronic manufacturing service customers are Flextronics, Jabil and Solectron. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

See Part II, Item 7 “Management Discussion and Analysis” included elsewhere in this report for revenues by geographic locations.

Manufacturing Operations

We operate our manufacturing facilities either directly or through a joint ventures. Five of these facilities are front-end wafer sites located in Japan, Slovakia, the Czech Republic, Malaysia and the United States, and three of such facilities are assembly and test sites located in China, Malaysia and the Philippines. In addition to these manufacturing and assembly operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint venture, as well as the reporting segments that use these facilities. The sizes of the locations represent the approximate gross square footage of each site’s building and include, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Products	Size (sq. ft.)
Front-end Facilities:
Phoenix, Arizona	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, Standard Products, and Manufacturing Services	1,450,000
Gresham, Oregon	LSI Foundry of VLSI Digital Logical Products, Computing Products, and Standard Products	500,000
Aizu, Japan	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, and Standard Products	282,000
Piestany, Slovakia	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, and Standard Products	906,000
Seremban, Malaysia (Site-2)	Automotive and Power Regulation, Digital and Consumer Products, and Standard Products	115,000
Roznov, Czech Republic	Automotive and Power Regulation, Computing Products, and Digital and Consumer Products	441,000
Back-end Facilities:
Leshan, China	Automotive and Power Regulation, Digital and Consumer Products, and Standard Products	372,000
Seremban, Malaysia (Site-1)	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, and Standard Products	291,000
Carmona, Philippines	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, and Standard Products	204,000
Wafer Facilities:
Roznov, Czech Republic	Automotive and Power Regulation, Computing Products, and Digital and Consumer Products	200,000

We operate an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is a formerly state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 85%, 85% and 86% of Leshan’s production capacity in 2006, 2005 and 2004, respectively, and are currently committed to purchase approximately 81% of Leshan’s expected production capacity in 2007. In 2006, 2005 and 2004, we incurred zero, $0.2 million and $0.5 million in underutilization charges, respectively. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

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

In 2006 we acquired an additional interest in our investment in Leshan for $9.2 million, for which the incremental interest in the underlying net tangible and identifiable intangible assets had an estimated fair value of $5.8 million resulting in $3.4 million of goodwill.

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including AIT, ASE, KEC, MagnaChip, Phenitec and PSI, accounted for approximately 24%, 25% and 28% of our manufacturing costs in 2006, 2005 and 2004, respectively.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our table showing commitments, contingencies and indemnities in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Sales, Marketing and Distribution

As of December 31, 2006, our global sales and marketing organization consisted of approximately 571 professionals operating out of approximately 30 offices which serve customers in 70 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. Since 2004, our cost structure related to freight, shipping and logistical services has been improved as a result of our newest global distribution centers in the Philippines and Shanghai, China, which also resulted in improved domestic shipping and customs clearance operations. We continue to monitor our freight and logistical support operations for potential cost savings.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed to us, as the case may be, certain intellectual property to support and continue the operation of our business. As of January 10, 2007, we had approximately 570 U.S. and foreign patents and approximately 550 patent applications pending worldwide. Our patents have expiration dates ranging from 2007 to 2025. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 240 registered and common law trademarks. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

As part of the recapitalization, Motorola assigned to us approximately 295 U.S. patents and patent applications, approximately 292 foreign patents and patent applications, rights to over 50 trademarks (not including the Motorola name) previously used in connection with our products, rights in know-how relating to at least 39 semiconductor fabrication processes and rights in specified copyrightable materials. In addition, Motorola licensed on a nonexclusive, royalty-free basis other patent, trademark, copyright and know-how rights used in connection with our then existing products and products contemplated in our long-range plans. We have perpetual, royalty-free, worldwide rights under Motorola’s patent portfolio and other intellectual property, existing as of the date of our recapitalization or created in the five years thereafter (the five-year period existing only with respect to patents), as necessary to manufacture, market and sell our then existing and long range plan product lines. Additionally, Motorola provided us with a limited indemnity umbrella to protect us from certain infringement claims by third parties who had granted Motorola licenses as of the date of our recapitalization, which assisted us in developing our own patent position and licensing program. Through these arrangements, we have the right to use all Motorola-owned technology used in connection with the products we currently offer.

Seasonality

Our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end markets. Prior to 2005, we have typically experienced sales increases in the first two quarters of the year and relatively flat sales levels in the third and fourth quarters. In 2005 and 2006, this pattern has shifted to more of a seasonally soft first half with a stronger second half as our products have increasingly become more consumer driven. Both 2005 and 2006 have exhibited this new pattern for our product sales.

Backlog

Our trade sales are made primarily pursuant to standard purchase orders or customer agreements that are booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. During 2006, our backlog at the beginning of each quarter represented between 85% and 97% of actual revenues during such quarter. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

We sell products to key customers pursuant to contracts that allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required for producing ordered products. However, these contracts are typically amended to reflect changes in customer demands and periodic price renegotiations.

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, application-specific integrated circuits and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. (See Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Other Aspects of Our Business — Competition in our industry could prevent us from maintaining our revenues and from raising prices to offset increases in costs” elsewhere in this report.)

We compete with respect to our four primary operating segments (automotive and power regulation, computing products, digital and consumer products and standard products) in the following manner:

Automotive and Power Regulation

The principal methods of competition in this group are new product innovation, technical performance, quality, service and price. Our competitive strengths in this group are our strong technology and design resources, our industry recognition in applications, such as automotive and computing, and our market share. Our significant competitors in this market include Fairchild, Linear Technology, Maxim, National Semiconductor, ST Microelectronics and Texas Instruments. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. A competitive challenge in this group is our small market share with certain Japanese automotive customers that tend to favor local suppliers for their new product designs. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

Computing Products

The principal methods of competition in this group are technical performance, total cost of solution ownership, quality and assurance of supply. Our dual-edge architecture for our microprocessor and DDR memory controllers give us a distinct cost-of-ownership advantage (with no performance tradeoff) and position us well to compete with incumbent suppliers that focus more on performance. In addition, the breadth of our portfolio in other support functions DC-DC converters, over voltage protection FETs and analog give us the opportunity to serve multiple requirements and allow customers to control their vendor lists more easily. Our significant competitors in this market include Analog Devices, International Rectifier, Fairchild, and Infineon. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions.

Digital and Consumer Products

The principal methods of competition in this group are new product innovation, especially in packaging, technical performance, price, quality and assurance of supply. Our competitive strengths in this group are our ability to put RF and EMI filters and FETs products in ever smaller packages without significantly degrading performance. Our significant competitors in this market include Fairchild, Infineon, International Rectifier, Philips, ST Microelectronics and Vishay. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions.

Standard Products

Our competitive strength in this area is the breadth of our portfolio, our low cost structure, and our supply chain management which ensures supply to key customers. The principal methods of competition in this group are new product innovation, constantly introducing new packages and performance spins on existing products, supplemented with new technology platforms as processes allow, and price. Of particular importance are our over voltage protection portfolios (ESD Protection, TVS Zeners) and our clock management and distribution portfolios where we enjoy significant performance advantages over our competition. Our significant competitors in this market include Fairchild, International Rectifier, Vishay, National Semiconductor, Maxim, Micrel, IDT/ICS, Motorola and Semtech.

Research and Development

Company-sponsored research and development costs in 2006, 2005 and 2004 were $101.2 million (6.6% of revenue), $93.7 million (7.4% of revenue) and $94.4 million (7.5% of revenues), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal to maximize our investment in research and development and to position us for continued growth. As such, we often invest opportunistically to refresh existing products in our commodity analog, standard component, MOS power and clock and data management products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

Manufacturing facilities in Slovakia and the Czech Republic have ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that these facilities were operated by government-owned entities. In each matter, these remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The governments of the Czech Republic and Slovakia have agreed to indemnify us and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

Our design center in East Greenwich, Rhode Island is located on property that has localized soil contamination. When we purchased the East Greenwich facility, we entered into a Settlement Agreement and Covenant Not To Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Based on the information available, we do not believe that any costs to us in connection with this matter will be material.

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

Employees

As of December 31, 2006, we had approximately 11,691 employees worldwide. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as works councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law. Of the total number of our employees as of December 31, 2006, approximately 10,209 were engaged in manufacturing and information services, approximately 571 were engaged in our sales and marketing organization which includes customer service, approximately 333 were engaged in administration and approximately 578 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 12, 2007 is set forth below.

Name	Age	Position
Keith D. Jackson	51	President and Chief Executive Officer*
Donald A. Colvin	53	Executive Vice President, Chief Financial Officer and Treasurer*
William George	64	Executive Vice President, Operations*
Robert Charles Mahoney	57	Executive Vice President, Sales and Marketing*
George H. Cave	49	Senior Vice President, General Counsel, Chief Compliance & Ethics Officer and Secretary*
William M. Hall	51	Senior Vice President and General Manager, Standard Products Group*
William A. Schromm	48	Senior Vice President and General Manager, Computing Products Group*
Michael A. Williams	40	Senior Vice President and General Manager, Automotive and Power Regulation Group*

*	Executive Officers of both ON Semiconductor Corporation (“ON Semiconductor”) and SCI LLC.

Keith D. Jackson.    Mr. Jackson was appointed our President and Chief Executive Officer of ON Semiconductor and SCI LLC and became a Director of ON Semiconductor in November 2002. Mr. Jackson has over 30 years of semiconductor industry experience. Before joining our company, he served as Executive Vice

President and General Manager, Analog, Mixed Signal, and Configurable Products Group, beginning in 1998, and more recently, was selected to head the Integrated Circuits Group for Fairchild Semiconductor Corp. From 1996 to 1998, he served as President and member of the Board of Directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held engineering positions at Texas Instruments, Incorporated from 1973 to 1986.

Donald A. Colvin.    Mr. Colvin joined ON Semiconductor and SCI LLC as the Senior Financial Director in March 2003. Effective April 2, 2003, he became the Senior Vice President, Chief Financial Officer and Treasurer. In May 2006, he became an Executive Vice President. He came from Atmel Corporation, a manufacturer of advanced semiconductors, where he served as Vice President Finance and Chief Financial Officer, beginning in 1998. Mr. Colvin served as Chief Financial Officer of a subsidiary of Atmel from 1995-98. From 1985 to 1995, he held various positions with European Silicon Structures, most recently as Chief Financial Officer. He held various financial positions with Motorola Semiconductors Europe from 1977 to 1985. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland.

William George.    Dr. George has served as Senior Vice President of Operations, and effective May 2006, as Executive Vice President of Operations for ON Semiconductor and SCI LLC since August 1999. He served as Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Components Group from June 1997 until he assumed his current position. Prior to that time, Dr. George held several executive and management positions at Motorola, including Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Products Sector. From 1991 to 1994, he served as Executive Vice President and Chief Operating Officer of Sematech, a consortium of leading semiconductor companies. He joined Motorola in 1968. From August 2006, to present, Dr. George has served as a member of the Manufacturing Advisory Board of Cypress Semiconductor Corporation. From October 2005 to the present, Dr. George served on the Board of Directors of Silicon Image, Inc. From August 2005 to the present, Dr. George has also served on the Board of Directors of Ramtron International Corporation. From October 2003 until December 2004, Dr. George served as a Director of the Supervisory Board of Metron Technology N.V.

Robert Charles Mahoney.    Mr. Mahoney joined the company in November 2002 and has served in various positions, more recently in June 2006, he was appointed as Executive Vice President for Global Sales and Marketing for ON Semiconductor and SCI LLC. Mr. Mahoney has over 20 years of semiconductor industry experience in sales and sales management. From May 2006 through June 2006, Mr. Mahoney served as the interim Senior Vice President of Marketing and Sales for the company. Prior to that, he served from August 2004 through April 2006 as the Vice President of North America Sales, Computing Segment Sales and Sales Operations, and from November 2002 through August 2004 as our Vice President of Global Distribution and Electronic Manufacturing Services Industry. Before joining us, he was Vice President of World Wide Sales at Xicor Semiconductor from October 2001 until November 2002 and Vice President of Strategic Accounts at Altera Corporation from May 2000 until October 2001. During his career, he has also held sales management roles at Analog Devices, Inc. and National Semiconductor Corp.

George H. Cave.    Mr. Cave has served as our General Counsel and Assistant Secretary for ON Semiconductor and SCI LLC since August 1999. He was subsequently elected Secretary in March 2000 and Vice President in May 2000. In May 2003, Mr. Cave became a Senior Vice President, and in August 2004, he was named Chief Compliance & Ethics Officer. Before his tenure with ON Semiconductor and SCI LLC, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for five years.

William M. Hall.    Mr. Hall joined ON Semiconductor and SCI LLC in May 2006, as Senior Vice President and General Manager of the Standard Products Group. During his career Mr. Hall has held various marketing and product line management positions. Before joining the company, he served as Vice President and General Manager of the Standard Products Group at Fairchild Semiconductor Corp. Between March 1997 and May 2006,

he served at different times as Vice President of Analog Products Group, Standard Products Group, Interface and Logic Group as well as serving as Vice President of Corporate Marketing at Fairchild. He has also held management positions with National Semiconductor Corp. and was a RADAR design engineer with RCA.

William A. Schromm.    Mr. Schromm has been with the company since August 1999 and as of May 2006, serves as Senior Vice President and General Manager, Computing Products Group for ON Semiconductor and SCI LLC. Mr. Schromm has over 26 years of semiconductor industry experience. During his tenure with the company he has held various positions. From December 2005 through May 2006, he served as the Vice President and General Manager of the High Performance Analog Division and also led the Analog Products Group beginning in December 2005 until May 2006. Beginning in January 2003 he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999.

Michael A. Williams.    Mr. Williams has been with the company since August 1999 and served in various capacities and effective as of May 2006, as Senior Vice President of the Automotive and Power Regulation Group of ON Semiconductor and SCI LLC. Mr. Williams has over 18 years of semiconductor industry experience. Prior to his present position, within the Analog Products Group of the company, he served as Vice President from February 2005 until May 2006, Director from 2002 through 2004 and Technology Introduction Manager before 2000.

Effective May 8, 2006, William Bradford left ON Semiconductor and resigned all of his positions with ON Semiconductor and SCI LLC. Prior to leaving, Mr. Bradford had been the Senior Vice President, Sales and Marketing for ON Semiconductor and SCI LLC.

Effective November 30, 2006, Peter Green left ON Semiconductor and resigned all of his positions with ON Semiconductor and SCI LLC. Prior to leaving, Mr. Green had been the Senior Vice President and General Manager, Digital and Consumer Products Group for ON Semiconductor and SCI LLC.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Geographical Information

For certain geographic operating information, see Note 19, “Segment Information” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in each case, as included elsewhere in this report. For information regarding the other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Other Aspects of Our Business — Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations” elsewhere in this report.

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investor Relations” section of our Internet website at http://www.onsemi.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the Securities and Exchange Commission (the “SEC”).

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

Item 1A.    Risk Factors

Trends, Risks and Uncertainties

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below, our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular the description of trends, risks and uncertainties that is set forth below and similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

Trends, Risks and Uncertainties Related to the Acquisition of the Gresham, Oregon Manufacturing Facility

We may experience difficulties utilizing the additional capacity of the Gresham manufacturing facility in a cost-efficient manner.

After the expiration of our supply contract with LSI, our ability to generate operating profits in Gresham will depend upon our successful development of new products that can be produced using the technology of the Gresham manufacturing facility. Failure to successfully integrate new products into the Gresham manufacturing facility and failure to successfully market those new products could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have an adverse impact on our business and operating results.

In connection with the acquisition of the Gresham manufacturing facility, we entered into a supply contract with LSI which may result in operating losses at the facility.

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

In addition to the purchase price, we expect to incur significant one-time costs in connection with the acquisition of the Gresham manufacturing facility and the related integration of between $7.0 million and $12.0 million from 2006 to 2008. We also anticipate that the acquisition of the Gresham manufacturing facility will increase our fixed costs by between $90 million and $100 million annually. As a result, while our revenues increased our gross margin percentage was negatively impacted in 2006 and we expect a similar impact in 2007. The costs and liabilities actually incurred in connection with the acquisition and subsequent integration process may exceed those anticipated. Although we expect that the realization of efficiencies related to the acquisition may offset additional expenses over time and result in net cost savings, we cannot ensure that this net benefit will be achieved soon or at all.

The projections that we used in valuing the Gresham manufacturing facility were based upon assumptions that we believed to be reasonable. However, these assumptions may prove to have been incomplete or inaccurate, and our projections could differ materially from actual operating results.

If we fail to retain the highly skilled personnel currently employed at the Gresham manufacturing facility, our ability to successfully integrate the facility and realize the benefits of the acquisition could deteriorate.

The success of the acquisition of the Gresham manufacturing facility depends upon our ability to retain the highly skilled technical, managerial and operations personnel currently employed at the facility. If we are unable to retain these employees, we may be required to spend significant resources engaging employees with similar expertise or may be unable to secure such employees at all. The loss of services of these employees could prevent us from introducing the high value-added products that can be manufactured on the Gresham manufacturing facility’s advanced technology platforms, and might severely mitigate the anticipated benefits of the acquisition.

We may experience difficulties in integrating and operating the Gresham manufacturing facility.

Our ability to achieve the benefits we anticipate from the acquisition of the Gresham manufacturing facility will depend in large part upon whether we are able to integrate this facility into our business in an efficient and effective manner, and once integrated, operate the facility in this manner. We may not be able to integrate this facility smoothly or successfully, and the process may take longer than expected. The integration of the manufacturing facility will require the dedication of significant management resources, which may distract management’s attention from our day-to-day business. We may encounter similar and additional difficulties as we continue to operate the facility post-integration. If we are unable to integrate and operate this facility successfully, we may be unable to realize the cost savings, revenue growth, gross margin improvement, earnings growth and other anticipated benefits we expect to achieve as a result of the acquisition and our business and results of operations could be adversely affected.

Trends, Risks and Uncertainties Related to Other Aspects of Our Business

We have experienced declines in revenues and operating losses, and we may experience additional declines in revenues and operating losses in the future.

At times our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and operating losses. Although, recently, we have experienced some strength in our results, reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business, and we may experience declines in revenue and operating losses in the future. In order to remain profitable, we must continue to successfully implement our business plan, including our cost reduction initiatives. We also currently face an environment of uncertain demand and pricing pressure in the markets our products address. We cannot assure you that we will be able to sustain our recent profitability.

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

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits. As a percentage of total revenues, gross profit was 38.5% for 2006, compared to 33.2% for 2005 and 32.4% for 2004. Gross profit improved in 2006, 2005 and 2004, in each case as a result of increased sales volume and cost savings from our profitability enhancement programs. Increased competition and other factors may lead to price erosion, lower revenues and lower margins for us in the future.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions could adversely affect our business.

Between 2000 and the end of 2005, we implemented a number of cost reduction initiatives in response to the significant downturn in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. However, we cannot assure you that these cost reduction initiatives will, in and of themselves, continue to help us sustain our profitability.

We recorded net restructuring charges of ($6.9) million in 2006, $3.3 million in 2005 and $19.6 million in 2004 to cover costs associated with our cost reduction initiatives. These costs were primarily comprised of employee separation costs and asset impairments as well as gains on the sale of assets and insurance recoveries. The impact of these restructuring actions on our ability to compete effectively is subject to risks and uncertainties. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable factors that could adversely impact our profitability and business.

If we are unable to implement our business strategy, our revenues and profitability may be adversely affected.

Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully. Our present business strategy to build upon our position as a global supplier of power and data management semiconductors and standard semiconductor components includes, without limitation, plans to: (1) continue to aggressively manage, maintain and refine our product portfolio; (2) continue to develop leading edge customer support services; (3) further expand our just-in-time delivery capabilities; (4) increase our die manufacturing capacity in a cost-effective manner; (5) further reduce the number of our product platforms and process flows; (6) rationalize our manufacturing operations; (7) relocate manufacturing operations or outsource to lower cost regions; (8) reduce selling and administrative expenses; (9) manage capital expenditures to forecasted production demands; (10) actively manage working capital; (11) develop new products in a more efficient manner; and (12) focus on the development of power management and standard analog and high frequency clock and data management products. We cannot assure you that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure you that we will be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing operations or reduce our costs and expenses.

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

We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from our operations and sales of assets in the ordinary course of business, will be sufficient to meet our planned capital needs for the next 12 months. However, it is possible that we may need to raise additional capital to fund our future activities or to consummate additional purchases of assets, businesses, products or technologies. As of February 12, 2007, we had $20.6 million of borrowing capacity available under our revolving credit facility. Subject to the restrictions contained in our senior bank facilities, we may be able to raise these funds by selling securities to the public or selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets, or otherwise impair our ability to remain competitive.

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

Our sales are typically made pursuant to individual purchase orders or customer agreements and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to original equipment manufacturers indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

During various periods in 2006, 2005 and 2004, short customer lead times prevailed, given the overcapacity in the industry. These and other factors adversely affected our revenues during these periods.

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

The semiconductor industry, particularly the market for semiconductor components, is highly competitive. As a result of the recent economic downturn, competition in the markets in which we operate has intensified, as manufacturers of semiconductor components have offered reduced prices in order to combat production overcapacity and high inventory levels. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future. The semiconductor components industry has also been undergoing significant restructuring and consolidations that could adversely affect our competitiveness.

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

Because our components are often building block semiconductors that, in some cases, are integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, application-specific integrated circuits and fully customized integrated circuits, as well as customers who develop their own integrated circuit products.

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

From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities or in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot assure you that we will not experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity, if revenues do not increase proportionately.

We could be required to incur significant capital expenditures for manufacturing and information technology and equipment to remain competitive, the failure, inadequacy or delayed implementation of which could harm our ability to effectively operate our business.

Our capital expenditures were $199.0 million in 2006 (including the purchase of LSI’s Gresham, Oregon wafer fabrication facility), $46.1 million in 2005, and $81.8 million in 2004. We may be required to increase our future capital expenditures to meet increased demand.

Semiconductor manufacturing has historically required, a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment. We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume.

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

Product sales to our ten largest customers accounted in the aggregate for approximately 51%, 55% and 54% for the years 2006, 2005 and 2004, respectively. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects.

Approximately 16% of our total revenues in 2006 were attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation, one of our automotive customers, and certain of its U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter and nine months ended September 29, 2006, revenues from Delphi accounted for less than 3% of our total revenues and approximately $5.4 million of our receivables due from Delphi as of September 29, 2006 are subject to collection pending resolution of the reorganization proceedings. There can be no assurance that other automotive customers will not encounter similar financial difficulties. Moreover, we may have to change our revenue recognition practices from an accrual basis to a cash basis for these customers if the collection of accounts receivable from them is not reasonably assured, which would have an adverse impact on our profitability.

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

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. These contract manufacturers, including AIT, ASE, KEC, MagnaChip, Phenitec and PSI, accounted for approximately 24%, 25% and 28% of our manufacturing costs in 2006, 2005 and 2004, respectively. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship. Our operations could be adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect.

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

Approximately 26%, 59% and 15% of our total revenues in 2006, approximately 24%, 60% and 16% of our total revenues in 2005 and approximately 28%, 56% and 16% of our total revenues in 2004 were derived from the Americas, the Asia/Pacific region and Europe (including the Middle East), respectively. We maintain significant operations in Seremban, Malaysia; Carmona, the Philippines; Aizu, Japan; Leshan, China; Roznov, the Czech Republic; and Piestany, the Slovak Republic. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region.

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

If we fail to attract and retain highly skilled personnel, our results of operations and competitive position could deteriorate.

Our success depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and finance personnel. The market for personnel with such qualifications is highly competitive. For example, analog component designers are difficult to attract and retain, and the failure to attract and retain analog component designers could compromise our ability to keep pace with our competitors in the market for analog components. We have not entered into employment agreements with all of our key personnel. As employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting over time. We have also issued restricted stock units with time-based vesting. Our stock price at times has declined substantially, reducing the effectiveness of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

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

•	the license rights granted by Motorola in connection with our recapitalization will provide competitive advantages to us;

•	the license rights granted by LSI in connection with our acquisition of its Gresham, Oregon semiconductor manufacturing facility will provide competitive advantage to us;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

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

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.

Our ability to enforce our patents, copyrights, software licenses and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business. An unfavorable ruling in these sorts of matters could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products, which could in turn negatively affect our business, financial condition, results of operations or cash flows. We can provide no assurances as to the outcome of these claims asserted by other parties with respect to their alleged intellectual property rights.

We are party to securities class action litigation which may be costly to defend and the outcome of which is uncertain.

In July 2001, three stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York (“District Court”) against us, certain of our former officers, current and former directors and various investment banking firms who acted as underwriters in connection with our initial public offering in May 2000. In April 2002, the plaintiffs filed a consolidated, amended complaint that supercedes the individual complaints originally filed. The amended complaint generally alleges that our offering documents failed to disclose certain underwriting fees and commissions and underwriter tie-ins and other arrangements with certain customers of the underwriters that impacted the price of our common stock in the after-market. The plaintiffs are seeking unspecified damages. In July 2002, together with other issuer defendants, we filed a collective motion to dismiss the class action lawsuit. In February 2003, the District Court dismissed claims brought against us under the antifraud provisions of the securities laws with prejudice. However, the District Court denied the motion to dismiss claims brought under the registration provisions of the securities laws. In addition, the parties have stipulated to the voluntary dismissal without prejudice of claims brought against the current and former directors and officers who were named as individual defendants in the litigation. In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation.

Consummation of the proposed settlement is conditioned upon obtaining final approval by the District Court. In April 2006, the District Court took under advisement whether to grant final approval to the proposed settlement. If this proposed settlement is ultimately approved by the District Court, it would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. However, in December 2006, the Federal Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions. The impact, if any, of this ruling on the viability of the proposed settlement has not yet been determined. In January 2007, the plaintiffs in the cases asked the Court of Appeals to reconsider its December 2006 decision that none of the cases could be certified as class actions. This request for reconsideration is still pending. The New York Federal District Court had earlier stayed all activity in the cases, including further consideration of the proposed settlement, until the Court of Appeals decides whether it is willing to reconsider its ruling.

We can provide no assurance as to the outcome of this securities litigation including the proposed settlement. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities litigation will not be filed against us in the future.

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims, with and without merit. We are involved in a variety of routine legal matters that arise in the normal course of business. These matters typically fall into the following broad categories: those involving suppliers and customers, employment and labor, and intellectual property. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, results of operations or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards, including Section 404 of the Sarbanes-Oxley Act.

We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under Section 404 of the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. We have completed this Section 404 process for 2006, and in doing so we were required to hire additional personnel and use outside advisory services and as a result we incurred additional accounting and legal expenses. We concluded that our internal control over financial reporting was effective as of December 31, 2006; however, if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as specified by applicable SEC rules and regulations and/or other applicable standards, our ability to publish accurate financial statements on a timely basis could be jeopardized and our common stock price and our business could be affected in a material adverse manner.

We do not expect that our internal control over financial reporting and, more broadly, our disclosure controls and procedures will prevent and/or detect all errors and all fraud. Although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, a control procedure, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, projections of any evaluation of effectiveness to future periods has risks, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Further, these sorts of controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

See Part II, Item 9A “Controls and Procedures” of this report for information on disclosure controls and procedures and internal control over financial reporting.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.

Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water and ground. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Motorola has agreed to indemnify us for environmental and health and safety liabilities related to the conduct or operations of our business or Motorola’s ownership, occupancy or use of real property occurring prior to the closing of our 1999 recapitalization. We also have purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance policy will cover all material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities related to events or activities occurring after our recapitalization.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, or threats or occurrences of international armed conflict or other terrorist activities both in the United States and internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

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

We are highly leveraged and have substantial debt service obligations. As of December 31, 2006, we had approximately $198.9 million of senior indebtedness and $839.0 million of senior subordinated indebtedness outstanding. As of and for the year ended December 31, 2006, we had total long-term indebtedness of $1,176.0 million (including current maturities, but excluding unused commitments) and interest expense of $51.8 million, respectively. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

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

Our debt agreements contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans or advances;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	make capital expenditures;

•	pay dividends, redeem capital stock or make certain other restricted payments or investments;

•	pay dividends from Semiconductor Components Industries, LLC to ON Semiconductor Corporation;

•	engage in certain sale and leaseback transactions;

•	enter into new lines of business;

•	issue some types of preferred stock; and

•	enter into transactions with our affiliates.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. The terms of our financing agreements contain limitations on our ability to incur additional indebtedness. As of February 12, 2007, we had $20.6 million of borrowing capacity available under our revolving credit facility. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

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

The trading price of our common stock since our initial public offering has ranged from a high of $27.75 on the Nasdaq National Market (which is where our common stock was traded prior to the inception of the Nasdaq Global Select Market) on May 1, 2000 to a low of $0.89 on October 4, 2002. The last reported price of our common stock on the Nasdaq Global Select Market on February 12, 2007 was $9.48 per share.

Our stock price could be affected because a substantial number of shares of our common stock could be available for sale in the future.

Sales in the public market of a substantial number of shares of our common stock could depress the market price of the common stock and could impair our ability to raise capital through the sale of additional equity securities. A substantial number of shares of our common stock could be available for future sale. During 2006, TPG sold 69.7 million shares of our common stock of which 60.0 million shares were sold on the open market.

TPG, as our principal stockholder, may be able to limit the ability of our other stockholders to influence the outcome of director elections and other matters submitted for a vote of the stockholders.

As of February 12, 2007, TPG, and its affiliates beneficially owned 50.4 million shares of our common stock representing approximately 17.4% of the total voting power of our common stock. In addition, 4 persons serve on our Board of Directors as representatives of TPG. As a result, TPG, through its affiliates, is able to exercise substantial influence over:

•	election of all of our directors and, as a result, matters requiring board approval;

•	matters submitted to a stockholder vote, including mergers and consolidations with third parties and the sale of all or substantially all of our assets; and

•	our business direction and policies.

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

None to our knowledge.

Item  2.    Properties

In the United States, our corporate headquarters as well as manufacturing, design center, and research and development operations are located in approximately 1.45 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers and trading offices. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. We own our manufacturing facilities in the United States, Japan, Malaysia, the Philippines, Slovakia and the Czech Republic. These facilities are primarily manufacturing operations, but also include office, utility, laboratory, warehouse and unused space. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and unused space.

In December 2003, we announced our decision to phase out manufacturing operations at our facility in East Greenwich, Rhode Island. We completed this closure during the fourth quarter of 2005. We transferred the production from this facility to our lower cost manufacturing facilities. We completed the sale of the manufacturing facility in the fourth quarter of 2006. We still own and occupy an approximately 58,000 square foot design center in East Greenwich, Rhode Island.

In the second quarter of 2006, we purchased an approximately 500,000 square foot manufacturing facility in Gresham, Oregon. This site is 83 acres and includes 98,000 square feet of clean room.

As part of our 1999 recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting to us options to purchase or to lease the subsurface rights of the land. In 2005, we announced plans to sell unused portions of the Phoenix, Arizona location. In October 2006, we sold a portion of the Phoenix, Arizona site that included an unused warehouse and unused parking lot. We plan to sell approximately 20 additional acres of land and three buildings located on this land. The property and buildings are currently being marketed for sale. The remainder of the Phoenix site will continue as our corporate headquarters as well as manufacturing, design center and research and development facility.

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

See Part 1, Item 1 “Manufacturing Operations” included elsewhere in this report for further details on our properties.

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6942 (“District Court”). On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of our individual former officers and current and former directors who were named as defendants in our litigation, and they are no longer parties to the litigation. On February 19, 2003, the District Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the District Court granted in part and denied in part those motions. As to the claims brought against us under the antifraud provisions of the securities laws, the District Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the District Court denied the motion to dismiss these claims as to us and as to substantially all of the other issuer defendants as well. The District Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the District Court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1.0 billion by the participating issuer defendants. If recoveries totaling less than $1.0 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1.0 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1.0 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that we may have against the underwriters of our initial public offerings.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the District Court. On September 1, 2005, the District Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the District Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the District Court took under advisement whether to grant final approval to the proposed settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Court of Appeals’ December 5, 2006 ruling. U.S. District Judge Scheindlin has ordered that all proceedings in the consolidated cases brought against the Company and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing. As a result, in part, of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.

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

Our common stock is traded on the Nasdaq Global Select Market and has traded under the symbol “ONNN” on the Nasdaq National Market since April 28, 2000, except for the period from October 25, 2002 until September 3, 2003 during which our common stock was quoted on the Nasdaq SmallCap Market. The following table sets forth the high and low closing sale prices for our common stock for the fiscal periods indicated as reported by the Nasdaq Global Select Market and Nasdaq National Market.

Range of Sales Price

	High	Low
2006
First Quarter	$7.56	$5.77
Second Quarter	$7.45	$5.41
Third Quarter	$6.48	$5.18
Fourth Quarter	$7.82	$5.80

2005
First Quarter	$4.90	$3.32
Second Quarter	$5.00	$2.88
Third Quarter	$5.87	$4.44
Fourth Quarter	$6.18	$4.33

As of February 12, 2007, there were approximately 236 holders of record of our common stock and 289,598,624 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering, and we do not presently intend to do so. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors. Our senior bank facilities restrict our ability to pay cash dividends to our common stockholders.

Equity Compensation Plan Table

Information concerning equity compensation plans is included in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, found elsewhere in this report.

Issuer Purchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the three months ended December 31, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 — October 31, 2006	—	—	—	—
November 1, 2006 — November 30, 2006	—	—	—	50,000,000
December 1, 2006 — December 31, 2006	40,415,970	$7.42	40,415,970	9,584,030
Total	40,415,970		40,415,970

We have ongoing authorization from our Board of Directors, subject to market and financial conditions, to repurchase up to a total of 50 million shares of the company’s outstanding common stock under its Share

Repurchase Program, adopted on November 27, 2006. Pursuant to the Share Repurchase Program, on December 12, 2006, we announced that we had repurchased 30,666,667 shares of our common stock for $230,000,000 in privately-negotiated transactions with proceeds from our issuance of our 2.625% convertible senior subordinated notes due 2026. In addition, pursuant to the Share Repurchase Program, on December 27, 2006, we announced that we had agreed to repurchase 9,749,303 shares of our common stock at a purchase price of $7.18 per share for a total purchase price of $69,999,996 from TPG, our principal stockholder, with cash on hand. This per share purchase price represented a discount of approximately 3% from the closing price of our common stock on December 26, 2006. The repurchase from TPG was completed on December 29, 2006.

Item 6.	Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2006, 2005, 2004, 2003, and 2002 are from our audited consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year ended December 31,
	2006 (7)	2005	2004	2003	2002
	(in millions, except per share data)
Statement of Operations data (1):
Revenues	$1,531.8	$1,260.6	$1,266.9	$1,069.1	$1,093.7
Restructuring, asset impairments and other, net (2)	(6.9)	3.3	19.6	61.2	27.7
Loss on debt prepayment (3)	(1.3)	—	(159.7)	(7.7)	(6.5)
Income (loss) before cumulative effect of accounting change	272.1	103.5	(123.7)	(145.2)	(141.9)
Cumulative effect of accounting change (4)	—	(2.9)	—	(21.5)	—
Net income (loss) (5)	272.1	100.6	(123.7)	(166.7)	(141.9)
Diluted earnings (loss) per common share before cumulative effect of accounting change (6)	$0.80	$0.22	$(0.55)	$(0.83)	$(0.86)
Diluted earnings (loss) per common share (6)	$0.80	$0.21	$(0.55)	$(0.94)	$(0.86)

	December 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet data:
Total assets	$1,416.5	$1,148.5	$1,110.1	$1,164.5	$1,258.4
Long-term debt, less current portion	1,148.1	993.1	1,131.8	1,291.5	1,403.4
Redeemable preferred stock (7)	—	—	131.1	119.7	110.1
Stockholders’ deficit	(225.4)	(300.3)	(537.8)	(644.6)	(662.1)

(1)	In the second quarter of 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as amended December 2003 (“FIN No. 46”), and further amended by FIN No. 46R. FIN No. 46 requires that certain variable interest entities be consolidated by the primary beneficiary, as that term is defined in FIN No. 46. We determined that our investment in Leshan-Phoenix Semiconductor Company Limited meets the definition of a variable interest entity and that we are the primary beneficiary; therefore, our investment in Leshan should be consolidated under FIN No. 46. We had previously accounted for our investment in Leshan using the equity method. While consolidation of our investment in Leshan did not impact our previously reported net income (loss) or stockholders’ deficit, financial information for periods beginning on or after January 1, 2001 that appears in this report on Form 10-K has been revised for comparative purposes as allowed by FIN No. 46.

(2)	Restructuring, asset impairments and other, net include employee severance and other exit costs associated with our worldwide profitability enhancement programs, asset impairments, executive severance costs, a $4.6 million gain in 2003 associated with the sale of our Guadalajara property and a $12.4 million gain in 2002 associated with the settlement of various contractual issues with Motorola.

(3)	The $1.3 million loss on debt prepayment in 2006 was due to the prepayment of $374.1 million on our senior bank facilities prior to maturity. In 2004, this charge included $114.0 million in redemption premiums, consent fees, incentive fees, dealer manager fees and certain third party costs and $45.7 million in capitalized closing costs and unamortized debt discounts that were written off associated with our various refinancing activities. In 2002 and 2003, the charge represents the write-off of capitalized debt issuance costs and certain third party expenses in connection with the prepayment of a portion of our senior bank facilities.

(4)	During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we no longer defer actuarial gains or losses and will recognize such gains and losses during the fourth quarter of each year, which is the period in which our annual pension plan actuarial valuations are prepared. The impact of this change for periods prior to January 1, 2003 was a charge of $21.5 million, both before and after income taxes.

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

(5)	Diluted earnings per common share for the years ended December 31, 2005, 2004, 2003 and 2002 are calculated by deducting: dividends on our redeemable preferred stock of $9.2 million, $9.9 million, $9.2 million, $8.5 million and $2.4 million, respectively; the accretion of the increase in redemption value of our redeemable preferred stock of $(1.0) million in 2005, $1.5 million in 2004 and $0.5 million in 2003; the dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million in 2005; the allocation of undistributed earnings to preferred shareholders of $9.7 million in 2005; and the accretion of the beneficial conversion feature on redeemable preferred stock of $13.1 million in 2001 from net income (loss) for such periods and then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods. On November 10, 2005, we entered into a Conversion and Termination Agreement with an affiliate of TPG to convert its preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to such affiliate of TPG. Following the conversion, none of the authorized shares of preferred stock remained outstanding.

(6)	The redeemable preferred stock outstanding at December 31, 2004, 2003 and 2002 was issued to an affiliate of TPG in September 2001. As described above, on November 10, 2005, we entered into a Conversion and Termination Agreement with TPG to convert the preferred stock into shares of our common stock. As of December 31, 2006 and 2005, there were no shares of redeemable preferred stock outstanding.

(7)	In 2006, we adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. As a result of the adoption of SFAS No. 123R, our results of operations include $10.2 million of stock compensation expense during the year ended December 31, 2006.

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

Industry Overview

Worldwide semiconductor industry sales were $247.7 billion in 2006, an increase of 8.9% from $227.5 billion in 2005. We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market since 2002:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percent Change	Total Addressable Market Sales (1) (2)	Percent Change
	(in billions)		(in billions)
2006	$247.7	8.9%	$30.7	15.8%
2005	$227.5	6.8%	$26.5	0.0%
2004	$213.0	28.0%	$26.5	14.2%
2003	$166.4	18.3%	$23.2	14.4%
2002	$140.7	1.2%	$20.3	2.5%

(1)	Based on shipment information published by WSTS, an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies and Estimates — Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, RF and microwave power transistors/modules, RF and microwave diodes, RF and microwave SS transistors, power FET modules, IGBT modules and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); and (c) standard logic products (general purpose logic and MOS general purpose logic only). Although we categorize our products as power and data management semiconductors and standard semiconductor components, WSTS uses different product categories.

Following the unprecedented semiconductor industry revenue declines of 2001, the semiconductor industry began to show signs of stability in 2002 and grew more robust in both 2003 and 2004. Worldwide semiconductor industry sales grew by 28.0% in 2004, 6.8% in 2005, and 8.9% in 2006. Sales in our total addressable market grew by 14.2% in 2004 and 14.4% in 2003, reflecting increases in volume and slowing rates of price declines. Sales in our total addressable market remained stable in 2005, reflecting increases in volume that were offset by price declines. Sales in our total addressable market grew in 2006, reflecting increases in volume that exceeded the impact of further price declines. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6.6% during 2007 through 2009. These are projections and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2006 were $1,531.8 million, an increase of 21.5 percent from $1,260.6 million for the year ended December 31, 2005. During 2006, we reported net income of $272.1 million that included a restructuring, asset impairment and other benefit of $6.9 million. During 2005, we reported net income of $100.6 million that included $3.3 million in restructuring, asset impairments and other charges. Our gross margin increased by approximately 530 basis points to 38.5 percent in 2006 from 33.2 percent in 2005. For the year, we achieved the highest gross margin, net income and earnings per fully diluted share in our history. During the last quarter of 2006, we executed a series of financial transactions enabling us to reduce the overall cost of our debt and to repurchase approximately 12 percent of our then outstanding shares of common stock.

Outlook

Based upon booking trends, backlog levels and estimated turns levels, we anticipate that total revenues will be approximately $368.0 to $378.0 million in the first quarter of 2007 as compared to revenues of $334.0 million in the first quarter of 2006 and revenues of $401.6 million in the fourth quarter of 2006. We expect that approximately $25.0 million of our total revenues will come from manufacturing service revenues during the first quarter of 2007. Backlog levels at the beginning of the first quarter of 2007 were down slightly from backlog levels at the beginning of the fourth quarter of 2006, and represented over 90 percent of our anticipated first quarter 2007 revenues. We expect average selling prices will be down approximately two percent in the first quarter of 2007. We expect our gross margins on product revenues will be approximately 39% in the first quarter of 2007 and we expect our gross margins on manufacturing services revenue to be approximately break-even in the first quarter of 2007. Beginning in the first quarter of 2006, we were required to expense stock based compensation in accordance with the adoption of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”. We currently expect this expense to be approximately $3.0 to $4.0 million in the first quarter of 2007. Due to the volatility of the price of our common stock and the uncertainty of future option grants to employees, we are unable to estimate this expense for periods subsequent to the first quarter of 2007.

For the first quarter of 2007, we expect selling and marketing and general and administrative expenses at approximately 12% to 13% of revenues and research and development expenses at approximately 7% of revenues. We anticipate that net interest expense and income tax provision will be approximately $7.5 million and $3.0 million, respectively, for the first quarter of 2007. We expect fully diluted common shares outstanding to be approximately 295 million in the first quarter of 2007 based on a stock price of $8.50. We anticipate cash capital expenditures will be approximately $55 million in the first quarter of 2007.

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

Historically, the semiconductor industry has been highly cyclical. During a down cycle, unit demand and pricing have tended to fall in tandem, resulting in revenue declines. In response to such declines, manufacturers have shut down production capacity. When new applications or other factors have eventually caused demand to strengthen, production volumes have eventually stabilized and then grown again. As market unit demand have reached levels above capacity production capabilities, shortages have begun to occur, which typically has caused pricing power to swing back from customers to manufacturers, thus prompting further capacity expansion. Such expansion has typically resulted in overcapacity following a decrease in demand, which has triggered another similar cycle.

During the first half of 2006, we experienced improvements in pricing for our products while end market demand showed signs of moderation. During the second half of 2006 we experienced stable to slightly declining prices for our products as end market demand showed signs of moderation. We experienced a slight decline in bookings during the second half of 2006 with the book to bill ratio below one. We expect price declines during 2007 to be moderate and we will continue to monitor the supply and demand picture to determine if pricing could be held or increased.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 158 new product families in 2006, 133 new product families in 2005 and 119 new product families in 2004. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. In light of the recent acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Debt Reduction and Financing Activities

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. In the second half of 2003 and continuing through 2006, we began undertaking measures to reduce our long-term debt and related interest costs. We reduced both our total debt and interest expense as a result of our public offerings of common stock in September 2003 and February 2004, a portion of the proceeds from which we applied to prepay and redeem a portion of our outstanding debt prior to scheduled maturity. We also lowered our interest expense further as a result of the issuance of our zero coupon convertible senior subordinated notes and the refinancing of our senior bank facilities, the proceeds from which were used to repay higher interest notes.

In the second half of 2005 we continued these measures to reduce our interest costs by issuing 1.875% convertible senior subordinated notes and using the proceeds from the issuance, along with cash on hand, to repay our junior subordinated note, which carried a significantly higher interest rate than the convertible senior subordinated notes. In November 2005, our outstanding Series A Cumulative Convertible Redeemable Preferred Stock beneficially owned by an affiliate of the TPG was converted into common stock, which eliminated the accrual of preferred stock dividends. Additionally, in December 2005 and also in January 2006 we refinanced the term loans under our senior bank facilities to reduce the interest rate on the senior bank facilities.

In April 2006, we completed a public offering of 11.2 million shares (which includes 0.7 million shares issued as over-allotments) of our common stock issued approximately at a price of $7.00 per share. The net proceeds of $76.1 million from this offering were used to partially fund the purchase of LSI’s Gresham, Oregon wafer fabrication facility, which had a total purchase price of $105.0 million.

In July 2006, we completed an offer to exchange substantially all of our zero coupon convertible senior subordinated notes due 2024 for new notes with similar terms, but with a net share settlement feature.

In the third quarter of 2006, we refinanced our debt with two Chinese banks to reduce our interest costs and to extend maturity dates. We also entered into $11.0 million of new debt with these banks.

In December 2006, we issued $484.0 million of 2.625% convertible senior subordinated notes due 2026 with terms similar to the zero coupon convertible senior subordinated notes due 2024 and the 1.875% convertible senior subordinated notes due 2025. We repaid a significant portion of our senior bank facilities and also purchased 40.4 million shares of our common stock, which included 9.7 million shares from TPG, using the proceeds from the issuance of the 2.625% convertible senior subordinated notes due 2026, along with cash on hand.

As a result of these debt prepayments and refinancings, we reduced our total long-term debt balance (including the current portion) from $1,302.9 million as of December 31, 2003 to $1,176.0 million as of December 31, 2006. We also reduced our interest expense from $151.1 million for the year ended December 31, 2003 to $51.8 million for the year ended December 31, 2006.

The details of each of these financing events are outlined in the following sections. Also, see “Liquidity and Capital Resources” elsewhere in this report and Note 8 “Long-Term Debt,” Note 10 “Redeemable Preferred Stock” and Note 11 “Common Stock and Treasury Stock” of the notes to our audited consolidated financial statements included elsewhere in this report.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2006, 2005 and 2004. The amounts in the following table are in millions:

	Year ended December 31,			Dollar Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Product revenues	$1,431.2	$1,256.4	$1,259.9	$174.8	$(3.5)
Manufacturing service revenues	$100.6	$4.2	$7.0	96.4	(2.8)

Net revenues	1,531.8	1,260.6	1,266.9	271.2	(6.3)

Cost of product revenues	861.1	839.9	853.0	21.2	(13.1)
Cost of manufacturing service revenue	81.7	2.2	4.0	79.5	(1.8)

Cost of revenues	942.8	842.1	857.0	100.7	(14.9)

Gross profit	589.0	418.5	409.9	170.5	8.6

Operating expenses:
Research and development	101.2	93.7	94.4	7.5	(0.7)
Selling and marketing	91.0	79.3	73.8	11.7	5.5
General and administrative	86.7	74.6	72.2	12.1	2.4
Restructuring, asset impairments and other, net	(6.9)	3.3	19.6	(10.2)	(16.3)

Total operating expenses	272.0	250.9	260.0	21.1	(9.1)

Operating income	317.0	167.6	149.9	149.4	17.7

Other income (expenses):
Interest expense	(51.8)	(61.5)	(101.2)	9.7	39.7
Interest income	11.8	5.5	2.2	6.3	3.3
Other	0.5	(3.0)	(4.2)	3.5	1.2
Loss on debt prepayment	(1.3)	—	(159.7)	(1.3)	159.7

Other income (expenses), net	(40.8)	(59.0)	(262.9)	18.2	203.9

Income (loss) before income taxes, minority interests, and cumulative effect of accounting change	276.2	108.6	(113.0)	167.6	221.6
Income tax provision	(0.9)	(1.5)	(7.4)	0.6	5.9
Minority interests	(3.2)	(3.6)	(3.3)	0.4	(0.3)

Net income (loss) before cumulative effect of accounting change	272.1	103.5	(123.7)	168.6	227.2
Cumulative effect of accounting change net of income tax	—	(2.9)	—	2.9	(2.9)

Net income (loss)	$272.1	$100.6	$(123.7)	$171.5	$224.3

Revenues

Net Revenues were $1,531.8 million, $1,260.6 million and $1,266.9 million in 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 was primarily due to increased product volume and manufacturing services revenue resulting from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, partially offset by a decrease in average selling prices of approximately 5%. The slight decrease in net revenues from 2005 to 2004 was primarily due to a decrease in average selling prices of approximately 6%, partially offset by increased sales volume. The revenues by reportable segment in each of these three years were as follows (dollars in millions):

	Year Ended December 31, 2006	As a % Revenue (1)	Year Ended December 31, 2005	As a % Revenue (1)	Year Ended December 31, 2004	As a % Revenue (1)
Automotive and Power Regulation	$418.2	27%	$376.4	30%	$374.7	30%
Computing Products	347.3	23%	268.1	21%	276.4	22%
Digital and Consumer Products	136.8	9%	131.3	10%	118.3	9%
Standard Products	528.9	35%	480.6	38%	490.5	39%
Manufacturing Services	100.6	7%	4.2	0%	7.0	1%

Total revenues	$1,531.8		$1,260.6		$1,266.9

(1)	Certain amounts may not total due to rounding of individual components

Revenues from automotive and power regulation increased from 2005 to 2006 and from 2004 to 2005. In 2006, the increase can be attributed to an increase in revenues from LDO, Rectifier, and Vregs products, partially offset by a decrease in revenues from AC-DC and Automotive products. In 2005, the increase can be attributed to an increase in revenues from analog automotive and AC-DC conversion products, partially offset by a decrease in revenues from LDO and Vregs products.

Revenues from computing products increased from 2005 to 2006 and decreased from 2004 to 2005. The increase from 2005 to 2006 is primarily due to increases in revenues from low and medium voltage MOSFET, signal and interface, and power switching products. The decrease from 2004 to 2005 can be primarily attributed to a decrease in revenue from low and medium voltage MOSFET products, partially offset by an increase in revenues from signal and interface products.

Revenues from digital and consumer products increased from 2005 to 2006 and also from 2004 to 2005. The increase from 2005 to 2006 is primarily due to increase revenues from analog switches, low voltage, filters, and standard logic products, partially offset by decreased revenues from application specific power products. The increase in 2005 can be attributed to increased revenues from standard logic products, partially offset by decreased revenues from low voltage products.

Revenues from standard products increased from 2005 to 2006 and decreased from 2004 to 2005. This segment consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The increase in revenues from 2005 to 2006 is largely attributed to increased revenues from protection products, partially offset by decreases in standard logic products. The decrease in revenue from 2004 to 2005 can be primarily attributed to a decrease in revenues from high frequency and protection products, partially offset by an increase in revenue from zener and small signal products.

Additionally, revenue growth in manufacturing services is due to the manufacturing services revenue from the wafer supply agreement with LSI that began in 2006 related to our purchase of LSI’s Gresham, Oregon wafer fabrication facility.

Revenues by geographic area as a percentage of revenues were as follows:

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Americas	25.9%	23.7%	27.4%
Asia/Pacific	59.1%	59.9%	56.1%
Europe	15.0%	16.4%	16.5%

Total	100.0%	100.0%	100.0%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

For the year ended December 31, 2006, two of our customers accounted for 11% and 9% of our net revenues, respectively, excluding manufacturing revenues. For the year ended December 31, 2005, two of our customers accounted for 13% and 10% of our net revenues. For the year ended December 31, 2004, two of our customers accounted for 12% and 9% of our net revenues.

Approximately 16%, 19% and 19% of our revenues for the years ended December 31, 2006, 2005 and 2004 respectively, are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the year ended December 31, 2006, our revenues from Delphi accounted for less than 3% of our total revenues and approximately $5.4 million of our receivables due from Delphi as of December 31, 2006 are subject to collection pending resolution of the reorganization proceedings. Subsequent to December 31, 2006 we sold our receivables due from Delphi that are subject to collection pending resolution of the reorganization proceedings to a third party with recourse to us.

Gross Profit

Our gross profit was $589.0 million, $418.5 million, and $409.9 million in 2006, 2005 and 2004, respectively. As a percentage of revenues, our gross profit was 38.5%, 33.2%, and 32.4% in 2006, 2005 and 2004, respectively. Gross profit increased during 2006 as compared to 2005, primarily due to increased sales volume, increased manufacturing service revenue from our Gresham, Oregon wafer fabrication and a reduction in depreciation expense of approximately $20.2 million resulting from a change in our estimate of the useful life of our machinery and equipment assets, partially offset by a decrease in average selling prices. See Note 4 “Accounting Changes” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K. Gross profit increased during 2005 as compared to 2004, primarily due to cost savings from our profitability enhancement programs and increased sales volume, which were partially offset by declines in average selling prices. Gross profit for the year ended December 31, 2004 is not included as it would be impractical to do so because manufacturing costs were not systematically tracked by device in 2004. Therefore, data does not exist to reconstruct gross profit under the new segment structure. The gross profit by reportable segment in each of these two years were as follows (dollars in millions):

	Year Ended December 31, 2006	As a % Revenue	Year Ended December 31, 2005	As a % Revenue	Dollar Change	% Change
Automotive & Power Regulation	$176.8	11.5%	$135.0	10.7%	$41.8	31.0%
Computing Products	128.4	8.4%	86.4	6.9%	42.0	48.6%
Digital & Consumer
Products	70.4	4.6%	61.5	4.9%	8.9	14.5%
Standard Products	225.7	14.7%	185.4	14.7%	40.3	21.7%
Manufacturing Services	18.9	1.2%	2.0	0.2%	16.9	845.0%

Gross profit by segment	620.2		470.3		$149.9

Unallocated Manufacturing Costs	(31.2)		(51.8)

Total gross profit	$589.0		$418.5

Gross profit from automotive and power regulation increased from 2005 to 2006. The increase can be attributed to increases in gross profit from LDO, DC-DC conversion, and rectifier products, partially offset by decreases in Analog Automotive and AC-DC conversion products.

Gross profit from computing products increased from 2005 to 2006. The increase can be attributed to increases in gross profit from low and medium voltage MOSFET, power switching, and signal and interface products.

Gross profit from digital and consumer products increased from 2005 to 2006. The increase can be attributed to increases in gross profit from analog switches, filtes, low voltage, and standard logic products, partially offset by decreases in application specific power products.

Gross profit from standard products increased from 2005 to 2006. The increase can be attributed to increases in gross profit from protection, zener, small signal, standard logic, and thyristor products, partially offset by decreases in high frequency products.

Gross profit from manufacturing services increased due to the added value from the purchase of LSI’s Gresham, Oregon wafer fabrication facility in 2006.

Certain costs incurred during the manufacturing process are not allocated to the reportable segments. The decrease in unallocated manufacturing costs from $51.8 million in 2005 to $31.2 million in 2006 was due primarily to manufacturing costs we continued to incur at the East Greenwich, Rhode Island manufacturing facility in 2005 beyond the original anticipated closure date of that facility, which were not allocated to the reportable segments. Similar costs were not incurred during 2006 due to the completion of the closure in 2005.

Operating Expenses

Research and development expenses were $101.2 million, $93.7 million and $94.4 million, representing 6.6%, 7.4% and 7.5% of revenues in 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 was primarily attributed to increased employee salaries and wages, stock compensation expense, and employee performance bonuses as a result of our achievement of certain financial goals, partially offset by decreases in depreciation. The decrease from 2004 to 2005 was primarily attributable to the absence of software application costs which occurred in 2004, partially offset by increased employee salaries and wages and increased headcount as well as an increase in performance bonuses as a result of our achievement of certain financial goals.

Selling and marketing expenses were $91.0 million, $79.3 million and $73.8 million, representing 5.9%, 6.3% and 5.8% of revenues in 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 was primarily attributed to increases in employee performance bonuses as a result of our achievement of certain financial goals, increased employee salaries and wages, increased head count, which include management and field application engineers, and stock compensation expense. The increases from 2004 to 2005 were attributable to increased employee salaries and wages and increased headcount of our internal sales and marketing personnel, which include management positions and field application engineers as well as an increase in employee performance bonuses as a result of our achievement of certain financial goals and increased commissions. We plan to make investments in our sales and marketing systems to identify new customers as well as to expand our penetration of existing customers in selected product areas.

General and administrative expenses were $86.7 million, $74.6 million and $72.2 million representing 5.7%, 5.9% and 5.7% of revenues in 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 was attributable to increases in stock compensation expense, employee performance bonuses as a result of our achievement of certain financial goals, increase in salaries and wages associated with higher head count and legal expenses. The increase from 2004 to 2005 was attributable to increased costs for external services, including audit and consulting services, and an increase in employee performance bonuses associated with our achievement of certain financial results, partially offset by savings from personnel reductions, functional relocations, and lower depreciation.

Other Operating Expenses — Restructuring, Asset Impairments and Other

Restructuring, asset impairments and other charges were ($6.9) million, $3.3 million and $19.6 million in 2006, 2005 and 2004, respectively. Our individual quarterly restructuring charges are summarized below. For more information see Note 6 “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this report.

•	$10.2 million gain recorded in the fourth quarter of 2006, consisting of:

•	$5.7 million gain from insurance proceeds received to replace equipment damaged after an overhead fire prevention sprinkler malfunctioned in the Company’s Gresham wafer fabrication facility;

•	$3.9 million gain on sale of a building at our corporate headquarters in Phoenix, Arizona; and

•	$0.6 million gain on sale of a manufacturing facility at our East Greenwich, Rhode Island location.

•	$3.3 million charge recorded in the second quarter of 2006, consisting of:

•

$4.7 million of asset impairments resulting from the fact that we have no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily impaired;

•

$1.2 million of net adjustments to the employee separation charges reserve related to the previously planned transfer of wafer fabrication manufacturing operations from Malaysia to the United states, which was cancelled;

•	$0.1 million of net adjustments to the employee separation charges reserve for general worldwide work force reductions announced in the second quarter of 2005; and

•	$0.1 million of net adjustments to the employee separation charges reserve for employees whose terminations under the December 2002 restructuring program were rescinded.

•	$0.8 million net reversal of charge recorded in the fourth quarter of 2005, consisting of:

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

•

$0.4 million of exit costs including: $0.3 million related to the shutdown of the Grenoble design center for legal fees and lease termination costs and $0.1 million related to certain exit activities that were completed in connection with the shutdown of manufacturing operations in East Greenwich, Rhode Island that was announced in December 2003;

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

Operating Income

Operating income for the year ended December 31, 2004 is not included as it would be impractical to do so because operating expenses were not systematically tracked by device in 2004. Therefore, data does not exist to reconstruct operating income under the new segment structure. Information about operating income from our reportable segments for the year ended December 31, 2006 and December 31, 2005 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Year ended December 31, 2006:
Segment operating income	$91.1	$66.4	$29.0	$144.2	$17.3	$348.0

Year ended December 31, 2005:
Segment operating income	$61.1	$33.4	$24.1	$110.8	$2.0	$231.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Year Ended
	December 31, 2006	December 31, 2005
Operating income for reportable segments	$348.0	$231.4
Unallocated amounts:
Restructuring, asset impairments and other, net	6.9	(3.3)
Other unallocated manufacturing costs	(31.2)	(51.8)
Other unallocated operating expenses	(6.7)	(8.7)

Operating income	$317.0	$167.6

Interest Expense

Interest expense was $51.8 million, $61.5 million and $101.2 million in 2006, 2005 and 2004, respectively. The decrease in interest expense from 2005 to 2006 was primarily a result of interest savings that resulted from the repayment of 10% junior subordinated note that occurred during the second half of 2005, which was partially financed with the proceeds from the issuance of the 1.875% convertible senior subordinated notes due 2025. The decrease in interest expense from 2004 to 2005 was primarily a result of interest savings during the entire year of 2005 that resulted from the refinancings that had occurred during 2004. Our weighted-average interest rate on long-term debt (including current maturities) was 4.9%, 5.4% and 8.6% per annum in 2006, 2005 and 2004, respectively. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $1.3 million and $159.7 million in 2006 and 2004, respectively. During the fourth quarter of 2006, we used proceeds from the $484.0 million converts and cash on hand to prepay a portion of our senior bank facilities. Accordingly, the $1.3 million loss on debt prepayment resulted from the write off a portion of debt issuance costs associated with the senior bank facilities. The loss on debt prepayment of $159.7 million in 2004 includes approximately $113.6 million incurred for call and consent fees, tender offer fees, dealer manager fees and arrangement fees as well as approximately $45.7 million of debt issuance costs and unamortized discounts that were written off and $0.4 million of certain third-party costs incurred. These costs were incurred in 2004 in connection with the repayment of the first-lien senior secured notes, second-lien senior secured notes, the senior subordinated notes and the refinancing of the senior bank facilities. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $0.9 million, $1.5 million and $7.4 million in 2006, 2005 and 2004, respectively.

The 2006 provision included $6.4 million for income and withholding taxes of certain of our foreign operations and $1.9 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $7.4 million of previously accrued income taxes for anticipated audit issues.

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

The 2004 provision related primarily to income and withholding taxes of certain of our foreign operations and also included the reversal of $11.2 million of previously accrued income taxes after the completion of an examination of our income tax returns for the years 2001, 2000 and 1999 by the Internal Revenue Service, which resulted in no material change in our tax liability for those years. This was offset by a new reserve of $9.9 million against certain foreign income tax receivables that we determined may not be collectible, creating additional tax expense for the year.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change, net of income taxes was $2.9 million in 2005.

In 2005 we recorded a $2.9 million charge, net of taxes of $0.3 million, upon adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which requires recognition of liabilities for legal obligations to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. See “Accounting Changes” in the Notes to Consolidated Financial Statements for further discussion of FIN 47.

Reportable Segments

Segment information for the years ended December 31, 2005 and 2004 under our prior segment structure, including reconciliations of segment information to the consolidated financial statement amounts, were as follows (in millions):

	Integrated Power Group	Analog Products Group	Total
Year ended December 31, 2005:
Revenues from external customers	$700.0	$560.6	$1,260.6
Segment operating income	$122.4	$109.0	$231.4

Year ended December 31, 2004:
Revenues from external customers	$705.5	$561.4	$1,266.9
Segment operating income	$103.1	$93.4	$196.5

	Year Ended December 31, 2005	Year Ended December 31, 2004
Operating income for reportable segments	$231.4	$196.5
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(19.6)
Other unallocated manufacturing costs	(51.8)	(11.5)
Other unallocated operating expenses	(8.7)	(15.5)

Operating income	$167.6	$149.9

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2007	2008	2009	2010	2011	Thereafter
Standby letter of credit	$4.4	$4.4	$—	$—	$—	$—	$—

	Payments Due by Period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$1,176.0	$27.9	$27.5	$242.5	$274.4	$12.3	$591.4
Operating leases (1)	24.8	9.2	5.9	4.6	2.3	1.4	1.4
Other long-term obligations — pension plans	12.8	3.0	3.0	3.0	3.0	0.8	—
Purchase obligations (1):
Capital purchase obligations	39.4	37.6	0.9	0.9	—	—	—
Foundry and inventory purchase obligations	78.4	68.4	3.2	3.0	1.2	1.2	1.4
Mainframe support	4.1	2.6	0.8	0.7	—	—	—
Information technology and communication services	93.6	85.3	6.4	1.9	—	—	—
Other	3.7	3.2	0.4	0.1	—	—	—

Total contractual obligations	$1,432.8	$237.2	$48.1	$256.7	$280.9	$15.7	$594.2

(1)	These represent our off-balance sheet arrangements.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes $198.9 million under senior bank facilities, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million under our 1.875% convertible senior subordinated notes due 2025, $484.0 million under our 2.625% convertible senior subordinated notes due 2026, $12.4 million under a note payable to a Japanese bank, $54.6 million under loan facilities with Chinese banks and $71.1 million of capital lease obligations. See Note 8 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 13, “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.) The U.S. pension plan, named the ON Semiconductor Grandfathered Pension Plan (“Grandfathered Plan”), has been terminated effective December 31, 2004 as approved by the Pension Benefit Guaranty Corporation in 2005 and such termination was determined by the Internal Revenue Service not to adversely affect its qualification for federal tax purposes. In connection with the termination of our Grandfathered Plan, all cash funding requirements for the liability have been settled and the related plan assets have been distributed as of December 31, 2005. The remaining obligation in the table above includes estimated funding requirements for liabilities related to our foreign pension plans.

Our balance of cash and cash equivalents was $268.8 million at December 31, 2006. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs over the next 12 months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $4.4 million were outstanding under the revolving facility at December 31, 2006. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

In connection with the acquisition of the LSI’s Gresham, Oregon wafer fabrication facility, we entered into various agreements with LSI. Pursuant to certain of these agreements, we agreed to indemnify LSI for certain things limited in the most instances by time and/or monetary amounts.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2007. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the years ended December 31, 2006, 2005 and 2004, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	December 31, 2006	December 31, 2005	December 31, 2004
Net income (loss)	$272.1	$100.6	$(123.7)
Increase (decrease):
Depreciation and amortization	81.4	99.0	102.1
Interest expense	51.8	61.5	101.2
Interest income	(11.8)	(5.5)	(2.2)
Income tax provision	0.9	1.5	7.4

EBITDA	394.4	257.1	84.8
Increase (decrease):
Interest expense	(51.8)	(61.5)	(101.2)
Interest income	11.8	5.5	2.2
Income tax provision	(0.9)	(1.5)	(7.4)
Loss (gain) on sale or disposal of fixed assets	(5.8)	0.8	12.8
Gain on property insurance settlement	(5.7)	—	—
Non-cash portion of loss on debt prepayment	1.3	—	45.7
Amortization of debt issuance costs and debt discount	2.8	1.7	7.3
Provision for excess inventories	18.7	13.2	11.1
Cumulative effect of accounting change	—	3.2	—
Non-cash impairment write-down of property, plant and equipment	4.7	—	3.3
Non-cash interest on junior subordinated note payable to Motorola	—	9.1	14.3
Deferred income taxes	3.5	(5.7)	3.5
Stock compensation expense	10.2	—	0.2
Other	3.3	5.1	3.4
Changes in operating assets and liabilities	(36.7)	(33.9)	(41.6)

Net cash provided by operating activities	$349.8	$193.1	$38.4

As a result of the improved operating performance we generated positive EBITDA for 2004, 2005 and 2006. EBITDA for 2005 increased to $257.1 million largely due to the generation of net income of $100.6 million for the year. EBITDA for 2006 increased to $394.4 million largely due to the generation of net income of $272.1 million for the year.

As discussed in Note 8, “Long-Term Debt” to our audited consolidated financial statements included elsewhere in this report, our debt covenants require us to maintain a trailing 12-month minimum adjusted EBITDA of $140.0 million. Adjusted EBITDA, as defined under the documents for our senior bank facilities totaled approximately $438.3 million for the 12 months ended December 31, 2006. This adjusted EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the adjusted EBITDA used to determine our debt covenant compliance.

If we were not in compliance with the covenants contained in our senior bank facilities, including the adjusted EBITDA maintenance covenant, the holders of our senior bank facilities could cause all outstanding amounts to be due and payable immediately. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $267.8 million at December 31, 2006, and has fluctuated between $202.0 million and $315.8 million over the last eight quarter-ends.

The components of our working capital at December 31, 2006 and 2005 are set forth below (in millions), followed by explanations for changes between 2005 and 2006 for cash, cash equivalents and any other changes greater than $5 million:

	December 31,
	2006	2005	Change
Current Assets
Cash, cash equivalents and short-term investments	$268.8	$233.3	$35.5
Receivables, net	177.9	160.2	17.7
Inventories, net	212.7	169.5	43.2
Other current assets	34.3	29.9	4.4
Deferred income taxes	7.1	7.4	(0.3)

Total current assets	700.8	600.3	100.5

Current Liabilities
Accounts payable	165.7	137.3	28.4
Accrued expenses	111.7	83.9	27.8
Income taxes payable	3.2	5.5	(2.3)
Accrued interest	1.3	0.6	0.7
Deferred income on sales to distributors	123.2	97.1	26.1
Current portion of long-term debt	27.9	73.9	(46.0)

Total current liabilities	433.0	398.3	34.7

Net working capital	$267.8	$202.0	$65.8

The increase in cash and cash equivalents of $35.5 million in 2006 was attributable to cash flow from operations of approximately $349.8 million, partially offset by cash used in investing activities of $130.2 million and cash used in financing activities of $184.5 million primarily for debt repayments (See “Key Financing Events” below).

The increase of $17.7 million in accounts receivable is the result of increased sales in the last two months of the fourth quarter of 2006 as compared to the same period in 2005.

The increase of $43.2 million in inventory is attributable to inventory produced at our Gresham wafer fabrication facility, acquired in 2006 and increased production ahead of expected demand increases.

The increase of $28.4 million in accounts payable was mainly a result of the timing of payments at the respective year ends and an increase in fixed asset additions during the fourth quarter of 2006 that remained unpaid as of December 31, 2006, as compared to the fourth quarter of 2005.

The increase in accrued expenses of $27.8 million was primarily attributable to the increase in accrued employee performance bonuses, accrued payroll and accrued vacation.

The increase in deferred income is attributable to increase inventory levels and gross margin improvements at distributors as compared to December 31, 2005. Inventories at distributors were up from 9.8 weeks as of December 31, 2005 to 11.4 weeks at December 31, 2006.

The decrease in current portion of long term debt relates to the timing of payments under our debt instruments and changes in current debt under the free cash flow provision of our senior bank facilities. Approximately $25.9 million of the 2005 balance was reclassified to long term in 2006 as the lenders waived the prepayment obligation. See Note 8 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $199.0 million, $46.1 million and $81.8 million in 2006, 2005 and 2004, respectively. We will continue to look for opportunities to make similar strategic purchases in the future as we plan to invest in 2007 for additional capacity. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 13 “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this report. For further discussion of our tax reserves, see Note 9 “Income Taxes” to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

Set forth below is a summary of the key financing events affecting our capital structure during the last three years.

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes significant amounts outstanding under our senior bank facilities, which contain an EBITDA (as defined for such facilities maintenance) covenant with which we were in compliance as of December 31, 2006.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures continued into 2005 and 2006, as described below:

February 2004 Public Offering of Common Stock and Amendment to Senior Bank Facilities

On February 9, 2004, we and our principal stockholder, TPG, completed a public offering of common stock pursuant to which we issued approximately 34.4 million shares at a public offering price of $6.98 per share. The net proceeds to us from the offering were approximately $227.9 million after deducting the underwriters’

discount of $10.8 million ($0.3141 per share) and estimated offering expenses of $2.2 million and $0.3 million of bank amendment. We used a portion of the net proceeds received by us to redeem $70.0 million outstanding principal amount of our first-lien senior secured notes and $105.0 million outstanding principal amount of our second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. We used the remaining net proceeds for general corporate purposes. In connection with this redemption, we wrote off approximately $12.0 million of debt issuance costs. We did not receive any of the proceeds from the sale of shares by TPG.

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

Holders may convert the notes into approximately 26.5 million shares of our common stock at a conversion rate of 101.8849 shares per $1,000 principal amount of notes before April 15, 2024 under the following circumstances: (1) during any fiscal quarter commencing after June 30, 2004 through maturity if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; (4) after the date, if ever, on which either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) assigns an initial credit rating to the notes, during any period in which the credit rating assigned to the notes by either Moody’s or S&P is three or more rating subcategories below the initial credit rating assigned by Moody’s or S&P, as the case may be, or any period in which the notes are no longer rated by either Moody’s or S&P, as the case may be, if such ratings agency had previously rated the notes; or (5) upon the occurrence of certain corporate events. Beginning April 15, 2010, we may redeem any of the notes at specified redemption prices. Holders may require us to repurchase the notes for cash on April 15 of 2010, 2014 and 2019. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes. The notes are subordinated in right of payment to all of our senior indebtedness. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company’s common stock.

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

April 2006 Equity Offering

On April 6, 2006, we completed a public offering of our common stock registered pursuant to a shelf registration statement originally filed with the SEC on January 2, 2004. In connection with this offering, we issued approximately 11.2 million shares (which includes 0.7 million shares issued to cover over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by us were $76.1 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $0.4 million. The net proceeds were primarily used to partially fund the purchase of LSI’s Gresham, Oregon wafer fabrication facility during the second quarter of 2006, which had a total purchase price of $105 million.

July 2006 Exchange Offer for Zero Coupon Convertible Senior Subordinated Notes due 2024

In July 2006, we completed an offer to exchange substantially all of our outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 for a like principal amount of the new notes plus an exchange fee of $2.50 per $1,000 principal amount of old notes validly tendered and accepted for our calculation of exchange. The new notes contain a net share settlement feature, which reduces the amount of shares included in the calculation of diluted net income per share beginning in the third quarter of 2006. The new notes are convertible into cash up to the par value, at a conversion rate of 101.8849 shares per $1,000 principle under certain circumstances. The excess of fair value over par value is payable in stock.

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

Our long-term debt also includes a $34.6 million loan facility with another Chinese bank. This loan facility is comprised of three tranches of $20.0 million, $5.0 million, and $9.6 million. The $20.0 million tranche was modified in August 2006 and is due in 2009 with $13.0 million amortizing over three years, payable quarterly. The remaining $7.0 million is due in December 2009. Interest on this tranche is payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.5%, and resets each half year. The $5.0 million tranche was executed in August 2006 and is due in 2009. Interest on this tranche is payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.2%, and resets each half year. The $9.6 million tranche was executed in December 2003 with scheduled quarterly principal and interest payments through December 2013. Interest on this tranche payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.5%, and resets each half year.

November 2006 Fixed Asset Sale Lease Back

In November 2006, we sold assets with a net book value of $30.8 million for $70.0 million to a leasing agency under a sale-leaseback arrangement. We recognized a deferred gain on the transaction in the amount of $39.2 million. Concurrently, we purchased the assets under a capital lease agreement with a net present value of minimum lease payments of $59.0 million, which will be depreciated over six years. We used the proceeds to repay $55.0 million principal outstanding of our senior bank facilities and the remainder for general corporate purposes.

December 2006 issuance of 2.625% Convertible Senior Subordinated Notes

On December 5, 2006 we issued $484.0 million of 2.625% convertible senior subordinated notes due 2026. We received net proceeds of approximately $471.7 million from the sale of the notes after deducting commissions and estimated offering expenses of $13.3 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2013. We used the net proceeds to repay $199.1 million principal outstanding of our senior bank facilities and to repurchase 30.7 million shares of our common stock outstanding for $230.0 million and the remainder for general corporate purposes. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2007. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing and future subsidiaries.

The notes are convertible by holders into cash and shares of our common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $10.50 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to our right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2013.

The notes will mature on December 15, 2026. Beginning December 15, 2013, we may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to December 15, 2013, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Holders may require us to repurchase the notes for cash on December 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

The notes are our unsecured obligations, will be subordinated in right of payment to all of our existing and future senior indebtedness, will rank pari passu in right of payment with all of our existing and future senior subordinated indebtedness and will be senior in right of payment to all of our existing and future subordinated obligations. The notes also will be effectively subordinated to any of our or our subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2006 and 2005 (dollars in millions):

	December 31, 2006 Balance	December 31, 2005 Balance
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.6140% and 7.1875%, respectively	$198.9	$639.1
Revolver	—	—

	198.9	639.1

Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0

1.875% Convertible Senior Subordinated Notes due 2025	95.0	95.0

2.625% Convertible Senior Subordinated Notes due 2026	484.0	—

2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	12.4	15.4

Loan with a Chinese bank due 2007, interest payable quarterly at 6.5650% and 5.867%, respectively	14.0	14.0

Loan with a Chinese bank due 2009, interest payable quarterly at 6.5650%	6.0	—

Loan with a Chinese bank due 2007 through 2013, interest payable semiannually at 6.580% and 6.167%, respectively	9.6	14.4

Loan with a Chinese bank due 2009, interest payable semiannually at 6.6000 % and 6.167%, respectively	20.0	20.0

Loan with a Chinese bank due 2009, interest payable semiannually at 6.56%	5.0	—
Capital lease obligations	71.1	9.1

	1,176.0	1,067.0
Less: Current maturities	(27.9)	(73.9)

	$1,148.1	$993.1

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

Semiconductor Components Industries, LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our senior bank facilities. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities. ON Semiconductor Corporation is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. Our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantee the senior bank facilities or the notes.

As of December 31, 2006, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through December 31, 2007.

The credit agreement relating to our senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined) and the application of a portion of that cash flow as a prepayment of loans outstanding under the agreement. Included in the current portion of long-term debt as of December 31, 2005 was approximately $26.0 million, of which $25.9 million was reclassified to long term as the lenders elected not to receive the prepayment.

Our debt agreements contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans or advances;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	make capital expenditures;

•	pay dividends, redeem capital stock or make certain other restricted payments or investments;

•	pay dividends from Semiconductor Components Industries, LLC to ON Semiconductor Corporation;

•	engage in certain sale and leaseback transactions;

•	enter into new lines of business;

•	issue some types of preferred stock; and

•	enter into transactions with our affiliates.

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

Asset Retirement Obligations.

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

Stock Compensation Expense.

See Note 12, “Employee Stock Benefit Plans” of the notes to our audited consolidated financial statements elsewhere in this report for the effects of the adoption of SFAS No. 123R “Share-Based Payment”.

Funded Status of Employee Benefit Plans.

See Note 13, “Employee Benefit Plans” of the notes to our audited consolidated financial statements elsewhere in this report for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans”.

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

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2004, 2005 and 2006, no incremental domestic deferred tax benefits were recognized. As of December 31, 2006 and 2005, gross deferred tax assets were $667.9 million and $675.4 million, respectively, and the deferred tax asset valuation allowance was $665.0 million and $669.2 million, respectively. Despite recent net profits on a consolidated basis, the deferred tax asset valuation allowance has not been released to income due to continued losses in our domestic jurisdictions. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Defined Benefit Plans.    We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. For example, as of December 31, 2006, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $3.2 million.

Valuation of Stock Compensation.    The fair value of each option grant in 2005 and thereafter is estimated on the date of grant using a lattice-based option valuation model. In past years, the Company has used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan.

Convertible Redeemable Preferred Stock.    During the periods the convertible redeemable preferred stock was outstanding, we accounted for the difference between the carrying amount of the convertible redeemable preferred stock and the redemption value by increasing the carrying amount for periodic accretion so that the carrying amount would equal the redemption value at the earliest available redemption date. The periodic accretion amount changed as our stock price changed and as additional dividends accrued. Based on the average closing price of our common stock over the last 30 trading days preceding December 31, 2003 of $6.19, the accretion charge, in respect to the redemption feature, for 2003 was $0.5 million. We also recognized an additional accretion charge of $1.8 million during the first quarter of 2004. However, due to declines in our stock price after the first quarter of 2004, the average closing price used in the accretion calculation at the end of each quarter was below the level that would result in accretion. The average closing price of our common stock over the last 30 trading days preceding December 31, 2004 was $4.22. Therefore, the previously recognized accretion charges began to be reversed on a straight-line basis through September 7, 2009, unless future increases to our stock price required further accretion. During 2004, previously recognized accretion charges of $0.3 million were reversed, resulting in net accretion charges of $1.5 million during 2004. On November 10, 2005, we entered into a Conversion and Termination Agreement with TPG to convert the preferred stock into 49,364,080 shares of our common stock. During 2005, previously recognized accretion charges of $1.0 million were reversed.

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

Contingencies.    We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record the appropriate liability when the amount is deemed probable and reasonably estimable.

Recent Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. Our adoption of the provisions of SFAS No. 155 is not expected to impact our financial position or results of operations.

In June 2006, the FASB ratified EITF Issue No. 05-01 “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“Issue No. 05-01”). Issue No. 05-01 requires the conversion accounting model to be used when equity instruments are issued to settle an instrument that becomes convertible upon the issuer’s exercise of a call option if, at issuance, the debt instrument contains a substantive conversion feature. The issuance of shares to settle the debt pursuant to the original terms of the instrument should be afforded conversion treatment. However, if the instrument does not contain a substantive conversion feature at issuance, then the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment. A conversion feature is considered substantive if, at issuance, it is reasonably possible that the conversion feature will affect the manner of the debt instrument’s settlement. Issue No. 05-01 is effective for all conversions or settlements that result from exercise of call options occurring in interim or annual periods beginning after June 28, 2006. While Issue No. 05-01 requires entities to apply these rules to instruments issued prior to the effective date, it does not require entities to evaluate and document whether the conversion feature was substantive at the time of issuance unless or until the conversion feature is exercised. Our adoption of the provisions of Issue No. 05-01 is not expected to impact our financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect the cumulative effect of adopting FIN 48 to be approximately $8.6 million, primarily relating to penalties and interest on existing reserves for potential tax liabilities. On our first quarter 2007 consolidated balance sheet, the cumulative effect will be recorded as an increase to opening accumulated deficit, thereby reducing total stockholders’ equity. Additionally, the amount will be reflected as an increase to tax reserves included in other long-term liabilities.

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

In September of 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the funded status of a benefit plan (difference between plan assets at fair value and the benefit obligation) in the statement of financial position as well as to list in other comprehensive income, net of tax, the gains and losses and prior service costs or credit that were accrued during the financial period but were not recognized as part of the net periodic benefit cost under SFAS No. 87 “Employer’s Accounting for Pension” or SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. It also requires all benefit plans (postretirement or otherwise) to be valued at the end of each fiscal year. Companies must disclose in the notes to financial statements any delayed gain or loss related to net periodic benefit cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and has been adopted by the Company in our financial statements at December 31, 2006. See Note 13 “Employee Benefit Plans” in the notes to our audited consolidated financial statements included elsewhere in this report for the impact of our adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 specifies how the carryover or reversal of prior-year unrecorded financial statement misstatements should be considered in quantifying a current-year misstatement. SAB 108 requires an approach that considers the amount by which the current-year Consolidated Statement of Income is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current-year Consolidated Statement of Financial Condition is misstated (“iron-curtain approach”). Prior to the issuance of SAB 108, either the rollover or iron-curtain approach was acceptable for assessing the materiality of financial statement misstatements.

SAB 108 became effective for our fiscal year ended December 31, 2006. Upon adoption, SAB 108 allowed a cumulative-effect adjustment to opening retained earnings at January 1, 2006 for prior-year misstatements that were not material under a prior approach but that were material under the SAB 108 approach. Our adoption of SAB No. 108 had no impact on our financial position or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“Issue No. 06-06”). Under Issue No. 06-06, modifications and exchanges of debt instruments that (a) either add or eliminate an embedded conversion option or (b) affect the fair value of an existing embedded conversion option and how the issuer accounted for the modification. Issue No. 06-06 does not address modifications or exchanges of debt instruments in circumstances in which the embedded conversion option is separately accounted for as a derivative under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” prior to the modification, subsequent to the modification, or both prior to and subsequent to the modification. Issue No. 06-06 is effective for debt instruments subject to the above arrangements above that are entered into or modified subsequent to the ratification of Issue No. 06-06 in November 2006. Our adoption of EITF No. 06-06 is not expected to impact our financial position or results of operations.

In December of 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF 00-19-2 is effective for financial instruments subject to the arrangements above that are entered into or modified subsequent to December 21, 2006. Our adoption of the provisions of FSP No. EITF 00-19-2 is not expected to impact our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2006, our long-term debt (including current maturities) totaled $1,176.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $922.5 million. We do have interest rate exposure with respect to the $253.5 million outstanding balance on our variable interest rate debt; however, from time to time, we have entered into interest rate swaps to reduce this exposure. As of December 31, 2006, we had interest rate swaps covering $210 million of our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $0.2 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Changes in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework . Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.	Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions, “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” and “Section 16(a) Reporting Compliance” in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2006 (“Proxy Statement”).

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption “The Board of Directors and Corporate Governance — Code of Business Conduct” in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions, “The Board of Directors and Corporate Governance — Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

The information incorporated by reference under the caption “Compensation Committee Report” in our Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions “Principal Stockholders” and “Share Ownership of Directors and Officers” in our Proxy Statement.

The following table sets forth equity compensation plan information as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (4)
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders (1)	27,616,731	$5.39	21,428,930.00
Equity Compensation Plans Not Approved By Stockholders	—	—	—

Total	27,616,731	$5.39	21,428,930.00

(1)	Consists of the 1999 Founders Stock Option Plan (“Founders Plan”), the 2000 Stock Incentive Plan (“SIP”) and the 2000 Employee Stock Purchase Plan (“ESPP”).
(2)

Includes 347,800 shares of common stock subject to Restrictive Stock Units (“RSUs”) that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service.

Excludes purchase rights accruing under the ESPP that have a shareholder approved reserve of 8,500,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% of the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.

(3)	Calculated without taking into account 347,800 shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(4)	Includes 2,885,937 shares of common stock reserved for future issuance under the ESPP and 18,548,905 shares of common stock available for issuance under the Founders Plan and the SIP. The number of securities remaining available for future issuance under these equity compensation plans increased by 8,590,483 effective January 1, 2007. This increase is not included in this table. The increase in securities remaining available for future issuance was calculated based on 3.0% of our total number of outstanding shares of common stock as of January 1, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions, “The Board of Directors and Corporate Governance,” “Compensation of Executive Officers” and “Relationships and Related Transactions” in our Proxy Statement.

Item  14.    Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals — Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	146

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibit:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.4	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Corporation’s First Quarter Form 10-Q filed with the Commission on April 27, 2006)††

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through May 30, 2006 (incorporated by reference from Exhibit 3.1(a) to the Corporation’s Second Quarter Form 10-Q filed with the Commission on July 28, 2006)

Exhibit No.	Exhibit Description
3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.2 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005 (incorporated by reference from Exhibit 4.3(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

4.4	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.5	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SMG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

Exhibit No.	Exhibit Description
4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between the ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.12	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation and certain of its subsidiaries, and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on July 26, 2006)

4.13	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on July 26, 2006)

4.14	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K filed with the Commission on July 26, 2006)

4.15	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on December 20, 2006)

4.16	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on December 20, 2006)

4.17	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K filed with the Commission on December 20, 2006)

10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No. 1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.1(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

Exhibit No.	Exhibit Description
10.4	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.8(e)	Amendment No. 4 to Employment Agreement with William George executed on September 1, 2006 (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on September 8, 2006)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.10(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

Exhibit No.	Exhibit Description
10.10(d)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(f)	Performance Based Stock Option Agreement (Peter Green) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Corporation’s First Quarter Form 10-Q filed with the Commission on April 27, 2006)(2)

10.10(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on July 28, 2006)(2)

10.11	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.12(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.12(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.13	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.14(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15(a)	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.15(b)	Amendment No. 1 to Employment Agreement for William Bradford, executed on March 20, 2003, by and between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.39(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

Exhibit No.	Exhibit Description
10.16	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on July 28, 2006)

10.17(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.17(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.17(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)(2)

10.17(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)(2)

10.17(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 17, 2006)(2)

10.17(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on September 8, 2006)(2)

10.18(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.18(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.19(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.19(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

Exhibit No.	Exhibit Description
10.20	Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.56 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.21	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on May 27, 2005)(2)

10.22	Amendment and Restatement Agreement, dated as of February 6, 2006 among ON Semiconductor Corporation (“Holdings”), Semiconductor Components Industries, LLC (“Borrower”), the lenders party hereto, and JPMorgan Chase Bank, N.A. as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of December 23, 2004 and as amended as of November 4, 2005, among Holdings, the Borrower, the lenders party thereto, and the administrative agent (incorporated by reference from Exhibit 10.24 to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.23(a)	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of February 6, 2006, among ON Semiconductor Corporation, Semiconductor Component Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.25 to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.23(b)	Amendment dated as of March 3, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. (incorporated by reference from Exhibit 10.4 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on July 28, 2006)

10.23(c)	Amendment and Waiver dated as of September 27, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. (incorporated by reference from Exhibit 10.1 to the Corporation’s Third Quarter Form 10-Q filed with the Commission on October 30, 2006)

10.23(d)	Third Amendment and Waiver dated as of December 8, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent(1)

10.24	Reaffirmation Agreement, dated as of February 6, 2006 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, N.A. as administrative agent, issuing bank and collateral agent for the benefit of the lenders (incorporated by reference from Exhibit 10.26 to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.25(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

Exhibit No.	Exhibit Description
10.25(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)

10.25(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.25(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.26	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on May 27, 2005)(2)

10.27	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles “Bob” Mahoney(1)(2)

10.28	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles “Bob” Mahoney (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on July 13, 2006)(2)

10.29	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Corporation’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit 2.1 of the Corporation’s First Quarter 10-Q filed with the Commission on April 27, 2006)††

10.30	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on March 23, 2006) (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on March 29, 2006)(2)

10.31	Transition and Separation Agreement between Semiconductor Components Industries, LLC and Peter Green dated October 27, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on October 30, 2006)(2)

10.32(a)	Bill of Sale dated November 7, 2006 executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on November 13, 2006)

10.32(b)	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on November 13, 2006)

10.32(c)	Schedule No. 001 executed as of November 7, 2006 between Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on November 13, 2006)

10.33	Purchase Agreement dated December 27, 2006 between the Company and TPG (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on December 28, 2006)

14	ON Semiconductor Corporation Code of Business Conduct effective as of September 19, 2005 (incorporated by reference from Exhibit 14 to the Corporation’s Form 8-K filed with the Commission on September 20, 2005)

Exhibit No.	Exhibit Description
21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2007

ON SEMICONDUCTOR CORPORATION

By:	/s/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ DONALD A. COLVIN Donald A. Colvin	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2007

* J. Daniel McCranie	Chairman of the Board of Directors	February 23, 2007

* Richard W. Boyce	Director	February 23, 2007

* Kevin R. Burns	Director	February 23, 2007

* Justin T. Chang	Director	February 23, 2007

* Curtis J. Crawford	Director	February 23, 2007

* Jerome N. Gregoire	Director	February 23, 2007

* Emmanuel T. Hernandez	Director	February 23, 2007

* Phil D. Hester	Director	February 23, 2007

* John W. Marren	Director	February 23, 2007

* Robert H. Smith	Director	February 23, 2007

*By:	/s/ DONALD A. COLVIN Donald A. Colvin	Attorney in Fact	February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of ON Semiconductor Corporation:

We have completed integrated audits of ON Semiconductor Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 23, 2007

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$268.8	$233.3
Receivables, net	177.9	160.2
Inventories, net	212.7	169.5
Other current assets	34.3	29.9
Deferred income taxes	7.1	7.4

Total current assets	700.8	600.3
Property, plant and equipment, net	578.1	438.5
Goodwill	80.7	77.3
Intangible assets, net	10.4	—
Other assets	46.5	32.4

Total assets	$1,416.5	$1,148.5

Liabilities, Minority Interests and Stockholders’ Deficit
Accounts payable	$165.7	$137.3
Accrued expenses	111.7	83.9
Income taxes payable	3.2	5.5
Accrued interest	1.3	0.6
Deferred income on sales to distributors	123.2	97.1
Current portion of long-term debt	27.9	73.9

Total current liabilities	433.0	398.3
Long-term debt	1,148.1	993.1
Other long-term liabilities	35.8	31.4
Deferred income taxes	4.2	1.2

Total liabilities	1,621.1	1,424.0

Commitments and contingencies (See Note 16)

Minority interests in consolidated subsidiaries	20.8	24.8

Common stock ($0.01 par value, 600,000,000 and 500,000,000 shares authorized, 326,765,402 and 310,637,499 shares issued, 286,349,432 and 310,637,499 shares outstanding)	3.3	3.1
Additional paid-in capital	1,356.4	1,252.7
Accumulated other comprehensive income (loss)	(0.4)	0.7
Accumulated deficit	(1,284.7)	(1,556.8)
Less: Treasury stock, at cost; 40,415,970 and zero shares, respectively	(300.0)	—

Total stockholders’ deficit	(225.4)	(300.3)

Total liabilities, minority interests and stockholders’ deficit	$1,416.5	$1,148.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Product revenues	$1,431.2	$1,256.4	$1,259.9
Manufacturing service revenues	100.6	4.2	7.0

Net Revenues	1,531.8	1,260.6	1,266.9

Cost of product revenues	861.1	839.9	853.0
Cost of manufacturing revenues	81.7	2.2	4.0

Cost of revenues	942.8	842.1	857.0

Gross profit	589.0	418.5	409.9

Operating expenses:
Research and development	101.2	93.7	94.4
Selling and marketing	91.0	79.3	73.8
General and administrative	86.7	74.6	72.2
Restructuring, asset impairments and other, net	(6.9)	3.3	19.6

Total operating expenses	272.0	250.9	260.0

Operating income	317.0	167.6	149.9

Other income (expenses), net:
Interest expense	(51.8)	(61.5)	(101.2)
Interest income	11.8	5.5	2.2
Other	0.5	(3.0)	(4.2)
Loss on debt prepayment	(1.3)	—	(159.7)

Other income (expenses), net	(40.8)	(59.0)	(262.9)

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	276.2	108.6	(113.0)
Income tax provision	(0.9)	(1.5)	(7.4)
Minority interests	(3.2)	(3.6)	(3.3)

Income (loss) before cumulative effect of accounting change	272.1	103.5	(123.7)
Cumulative effect of accounting change (net of income taxes of $0.3 million in 2005)	—	(2.9)	—

Net income (loss)	272.1	100.6	(123.7)
Less: Accretion to redemption value of convertible redeemable preferred stock	—	1.0	(1.5)
Less: Convertible redeemable preferred stock dividends	—	(9.2)	(9.9)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock	—	(20.4)	—
Less: Allocation of undistributed earnings to preferred shareholders	—	(9.7)	—

Net income (loss) applicable to common stock	$272.1	$62.3	$(135.1)

Income (loss) per common share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.85	$0.25	$(0.55)
Cumulative effect of accounting change	—	(0.01)	—

Income (loss) applicable to common stock	$0.85	$0.24	$(0.55)

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.80	$0.22	$(0.55)
Cumulative effect of accounting change	—	(0.01)	—

Income (loss) applicable to common stock	$0.80	$0.21	$(0.55)

Weighted average common shares outstanding:
Basic	319.8	263.3	247.8

Diluted	342.1	296.8	247.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common Stock		Additional Paid - In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total
	Number of Shares	At Par Value				Number of Shares	At Cost
Balances at December 31, 2003	217,299,893	$2.2	$891.3	$(4.4)	$(1,533.7)	—	$—	$(644.6)
Issuance of common stock, net of issuance costs	34,368,936	0.3	228.1	—	—	—	—	228.4
Stock option exercises	2,576,911	—	5.9	—	—	—	—	5.9
Stock compensation expense	—	—	0.2	—	—	—	—	0.2
Redeemable preferred stock dividends	—	—	(9.9)	—	—	—	—	(9.9)
Accretion to redemption value of convertible redeemable preferred stock	—	—	(1.5)	—	—	—	—	(1.5)
Shares issued under the employee stock purchase plan	544,838	—	1.9	—	—	—	—	1.9
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	(123.7)	—	—	(123.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	0.5	—	—	—	0.5
Unrealized losses on deferred compensation plan investments	—	—	—	0.2	—	—	—	0.2
Effects of cash flow hedges	—	—	—	4.8	—	—	—	4.8

Other comprehensive income (loss), net of tax:	—	—	—	5.5	—	—	—	5.5

Comprehensive loss	—	—	—	—	—	—	—	(118.2)

Balances at December 31, 2004	254,790,578	2.5	1,116.0	1.1	(1,657.4)	—	—	(537.8)
Issuance of shares from conversion of preferred stock	49,364,080	0.5	138.7	—	—	—	—	139.2
Issuance of shares for inducement of preferred stock conversion, net of issuance costs	3,949,126	0.1	20.1	—	—	—	—	20.2
Deemed dividend from induced conversion of preferred stock	—	—	(20.4)	—	—	—	—	(20.4)
Stock option exercises	2,055,270	—	4.5	—	—	—	—	4.5
Redeemable preferred stock dividends	—	—	(9.2)	—	—	—	—	(9.2)
Accretion to redemption value of convertible redeemable preferred stock	—	—	1.0	—	—	—	—	1.0
Shares issued under the employee stock purchase plan	478,445	—	1.8	—	—	—	—	1.8
Other	—	—	0.2	—	—	—	—	0.2
Comprehensive income, net of tax:
Net income	—	—	—	—	100.6	—	—	100.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(4.7)	—	—	—	(4.7)
Unrealized losses on deferred compensation plan investments	—	—	—	0.5	—	—	—	0.5
Effects of cash flow hedges	—	—	—	3.8	—	—	—	3.8

Other comprehensive income (loss), net of tax:	—	—	—	(0.4)	—	—	—	(0.4)

Comprehensive income	—	—	—	—	—	—	—	100.2

Balances at December 31, 2005	310,637,499	3.1	1,252.7	0.7	(1,556.8)	—	—	(300.3)
Issuance of common stock, net of issuance costs	11,160,265	0.1	76.0	—	—	—	—	76.1
Stock option exercises	4,332,861	0.1	14.4	—	—	—	—	14.5
Shares issued under the employee stock purchase plan	634,777	—	3.1	—	—	—	—	3.1
Repurchase of treasury stock	—	—	—	—	—	(40,415,970)	(300.0)	(300.0)
Stock compensation expense	—	—	10.2	—	—	—	—	10.2
Comprehensive income, net of tax:
Net income	—	—	—	—	272.1	—	—	272.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	0.6	—	—	—	0.6
Effects of cash flow hedges	—	—	—	(0.9)	—	—	—	(0.9)

Other comprehensive income (loss), net of tax:	—	—	—	(0.3)	—	—	—	(0.3)

Comprehensive income	—	—	—	—	—	—	—	271.8
Adjustment to initially apply FASB Statements No. 158, net of tax	—	—	—	(0.8)	—	—	—	(0.8)

Balances at December 31, 2006	326,765,402	$3.3	$1,356.4	$(0.4)	$(1,284.7)	(40,415,970)	$(300.0)	$(225.4)

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$272.1	$100.6	$(123.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81.4	99.0	102.1
Cumulative effect of accounting change	—	3.2	—
(Gain) loss on sale and disposal of fixed assets	(5.8)	0.8	12.8
Gain on property insurance settlement	(5.7)	—	—
Non-cash portion of loss on debt prepayment	1.3	—	45.7
Amortization of debt issuance costs and debt discount	2.8	1.7	7.3
Provision for excess inventories	18.7	13.2	11.1
Non-cash impairment of property, plant and equipment	4.7	—	3.3
Non-cash interest on junior subordinated note payable	—	9.1	14.3
Non-cash stock compensation expense	10.2	—	0.2
Deferred income taxes	3.5	(5.7)	3.5
Other	3.3	5.1	3.4
Changes in assets and liabilities:
Receivables	(19.6)	(35.4)	4.8
Inventories	(61.9)	10.6	(32.9)
Other assets	(15.0)	(6.2)	2.2
Accounts payable	5.0	11.6	(11.1)
Accrued expenses	27.7	(13.4)	(1.0)
Income taxes payable	(2.3)	3.2	0.7
Accrued interest	0.7	(0.6)	(24.1)
Deferred income on sales to distributors	26.1	0.4	30.5
Other long-term liabilities	2.6	(4.1)	(10.7)

Net cash provided by operating activities	349.8	193.1	38.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(199.0)	(46.1)	(81.8)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	(1.2)	(1.7)	6.4
Purchases of held-to-maturity securities	(35.4)	(2.1)	(40.8)
Purchases of available-for-sale securities	—	(16.1)	(261.9)
Proceeds from sales of held-to-maturity securities	35.4	35.3	8.8
Proceeds from sales of available-for-sale securities	2.3	63.9	214.3
Proceeds from sales of property, plant and equipment	80.9	2.2	4.4
Proceeds from property insurance settlement	7.9	—	—
Purchase of intangible assets	(11.9)	—	—
Purchase of minority interest	(9.2)	—	—
Other	—	(0.6)	—

Net cash provided by (used in) investing activities	(130.2)	34.8	(150.6)

Cash flows from financing activities:
Proceeds from debt issuance	509.0	95.0	905.5
Proceeds from issuance of common stock under the employee stock purchase plan	3.1	1.8	1.9
Proceeds from exercise of stock options and warrants	14.4	4.5	5.9
Dividend to minority shareholder of consolidated subsidiary	(1.4)	(4.2)	(4.2)
Proceeds from issuance of common stock, net of issuance costs	76.1	—	228.2
Payment of costs to issue common stock	—	(0.3)	—
Payment of capital lease obligation	(7.6)	(4.9)	(6.2)
Payment of debt issuance and amendment costs	(15.8)	(3.4)	(11.0)
Purchase of treasury stock	(300.0)	—	—
Repayment of long-term debt	(462.3)	(188.1)	(1,088.7)

Net cash provided by (used in) financing activities	(184.5)	(99.6)	31.4

Effect of exchange rate changes on cash and cash equivalents	0.4	(0.7)	(0.1)

Net increase (decrease) in cash and cash equivalents	35.5	127.6	(80.9)
Cash and cash equivalents, beginning of period	233.3	105.7	186.6

Cash and cash equivalents, end of period	$268.8	$233.3	$105.7

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

Note 2:    Liquidity

During the year ended December 31, 2006, the Company had net income of $272.1 million compared to net income of $100.6 million in 2005 and net losses of $123.7 million in 2004. The Company’s 2006, 2005 and 2004 net results included restructuring, asset impairments and other, net of ($6.9) million, $3.3 million, and $19.6 million, respectively, and loss on debt prepayment of $1.3 million in 2006 and $159.7 million in 2004, as well as interest expense of $51.8 million, $61.5 million and $101.2 million, in 2006, 2005 and 2004, respectively. The Company’s operating activities provided cash of $349.8 million in 2006, $193.1 million in 2005, and $38.4 million in 2004.

At December 31, 2006, the Company had $268.8 million in cash and cash equivalents, net working capital of $267.8 million, term or revolving debt of $1,176.0 million and a stockholders’ deficit of $225.4 million. The Company’s long-term debt includes $198.9 million under its senior bank facilities; $260.0 million of zero coupon convertible senior subordinated notes due 2024; $95.0 million under a 1.875% senior subordinated note due 2025; $484.0 million under a 2.625% senior subordinated note due 2026; $54.6 million under loan facilities with a Chinese bank due 2007 through 2013; $12.4 million under a note payable to a Japanese bank due 2007 through 2010; and $71.1 million under capital lease obligations. The Company was in compliance with all of the covenants contained in its various debt agreements at December 31, 2006 and expects to remain in compliance over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with the existing cash and cash equivalents balance will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2007. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 3:    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis. All intercompany accounts and transactions have been eliminated.

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

Approximately 16% of the Company’s total revenues are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the year ended December 31, 2006, the Company’s revenues from Delphi accounted for less than 3% of its total annual revenues and approximately $5.4 million of its receivables due from Delphi as of December 31, 2006 are subject to collection pending resolution of the reorganization proceedings. Subsequent to December 31, 2006 the Company sold, without discount, all of its receivables due from Delphi that are subject to collection pending resolution of the reorganization proceedings to a third party with recourse to the Company.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-50 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods. During periods prior to the second quarter of 2006, a majority of the machinery and equipment was depreciated on a straight-line basis over a useful life of 5 years. During the second quarter of 2006, the Company changed the estimated useful life for a majority of its machinery and equipment currently in use from 5 years to 10 years. See Note 4 “Accounting Changes” for further discussion. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

The Company plans to sell approximately 42 acres of land and two buildings located at its corporate headquarters in Phoenix, Arizona. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility. The property and buildings are currently being marketed for sale with a list price of between $20.0 million and $25.0 million.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry) and in the Company’s September 2006 acquisition of an additional interest in its investment in Leshan. When the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the net carrying value of the Cherry Goodwill was $77.3 million, which included $18.4 million of accumulated amortization. Additionally, during the third quarter of 2006 the Company acquired additional interest in its investment in Leshan for $9.2 million, for which the incremental interest in the underlying net tangible and identifiable intangible assets had an estimated fair value of $5.8 million resulting in $3.4 million of Goodwill. Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

Intangible Assets

Intangible assets consist of values assigned to intellectual property and assembled workforce resulting from the May 2006 purchase by the Company’s principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”) of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility (see Note 5, Asset Acquisition for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life of 5 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of December 31, 2006 (in millions):

	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual Property	$5.2	$(0.6)	$4.6	5
Assembled Workforce	6.7	(0.9)	5.8	5

Total Intangibles	$11.9	$(1.5)	$10.4

Amortization expense for intangible assets amounted to $1.5 million for the year ended December 31, 2006, and is expected to be as follows over the next five years (in millions).

	Intellectual Property	Assembled Workforce
2007	$1.0	$1.3
2008	1.0	1.3
2009	1.0	1.3
2010	1.0	1.3
2011	0.6	0.6

Total estimated amoritization expense	$4.6	$5.8

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 8 “Long-Term Debt” Loss on Debt Prepayment). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $22.9 million and $11.4 million at December 31, 2006 and 2005, respectively.

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

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of December 31, 2006, the Company had no unvested awards with market or performance conditions, although it did have outstanding awards with time and service based vesting provisions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ deficit.

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (AROs) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of December 31, 2006 was 6.7%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN No. 47 “Accounting for Conditional Asset Retirement Obligations” in 2005 (“FIN No. 47”). See Note 4 “Accounting Changes” for further discussion of FIN 47.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and reasonably estimable.

Recent Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 155 is not expected to impact its financial position or results of operations.

In June 2006, the FASB ratified EITF Issue No. 05-01 “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“Issue No. 05-01”). Issue No. 05-01 requires the conversion accounting model to be used when equity instruments are issued to settle an instrument that becomes convertible upon the issuer’s exercise of a call option if, at issuance, the debt instrument contains a substantive conversion feature. The issuance of shares to settle the debt pursuant to the original terms of the instrument should be afforded conversion treatment. However, if the instrument does not contain a substantive conversion feature at issuance, then the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment. A conversion feature is considered substantive if, at issuance, it is reasonably possible that the conversion feature will affect the manner of the debt instrument’s settlement. Issue No. 05-01 is effective for all conversions or settlements that result from exercise of call options occurring in interim or annual periods beginning after June 28, 2006. While Issue No. 05-01 requires entities to apply these rules to instruments issued prior to the effective date, it does not require entities to evaluate and document whether the conversion feature was substantive at the time of issuance unless or until the conversion feature is exercised. The Company’s adoption of the provisions of Issue No. 05-01 is not expected to impact its financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects the cumulative effect of adopting FIN 48 to be approximately $8.6 million, primarily relating to penalties and interest on existing reserves for potential tax liabilities. On our first quarter of 2007 consolidated balance sheet, the cumulative effect will be recorded as an increase to opening accumulated deficit, thereby reducing total stockholders’ equity. Additionally, the amount will be reflected as an increase to tax reserves included in other long-term liabilities.

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

In September of 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a benefit plan (difference between plan assets at fair value and the benefit obligation) in the statement of financial position as well as to list in other comprehensive income, net of tax, the gains and losses and prior service costs or credit that were accrued during the financial period but were not recognized as part of the net periodic benefit cost under SFAS No. 87 “Employer’s Accounting for Pension” or SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. It also requires all benefit plans (postretirement or otherwise) to be valued at the end of each fiscal year. Companies must disclose in the notes to financial statements any delayed gain or loss related to net periodic benefit cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and has been adopted by the Company in our financial statements at December 31, 2006. See Note 13 “Employee Benefit Plans” for the impact to the Company of adopting SFAS No. 158 and the related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 specifies how the carryover or reversal of prior-year unrecorded financial statement misstatements should be considered in quantifying a current-year misstatement. SAB 108 requires an approach that considers the amount by which the current-year Consolidated Statement of Income is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current-year Consolidated Statement of Financial Condition is misstated (“iron-curtain approach”). Prior to the issuance of SAB 108, either the rollover or iron-curtain approach was acceptable for assessing the materiality of financial statement misstatements.

SAB 108 became effective for our fiscal year ended December 31, 2006. Upon adoption, SAB 108 allowed a cumulative-effect adjustment to opening retained earnings at January 1, 2006 for prior-year misstatements that were not material under a prior approach but that were material under the SAB 108 approach. The Company’s adoption of SAB No. 108 had no impact on the Company’s financial position or results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In November 2006, the FASB ratified EITF Issue No. 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“Issue No. 06-06”). Under Issue No. 06-06, modifications and exchanges of debt instruments that (a) either add or eliminate an embedded conversion option or (b) affect the fair value of an existing embedded conversion option and how the issuer accounted for the modification. Issue No. 06-06 does not address modifications or exchanges of debt instruments in circumstances in which the embedded conversion option is separately accounted for as a derivative under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” prior to the modification, subsequent to the modification, or both prior to and subsequent to the modification. Issue No. 06-06 is effective for debt instruments subject to the above arrangements above that are entered into or modified subsequent to the ratification of Issue No. 06-06 in November 2006. The Company’s adoption of EITF No. 06-06 is not expected to impact its financial position and results of operations.

In December of 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF 00-19-2 is effective for financial instruments subject to the arrangements above that are entered into or modified subsequent to December 21, 2006. The Company’s adoption of the provisions of FSP No. EITF 00-19-2 is not expected to impact its financial position or results of operations.

Note 4:    Accounting Changes

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

As a result of the adoption of FIN 47, the Company recorded a $2.9 million net charge for the cumulative effect of accounting change in 2005, and recorded a $4.0 million liability for asset retirement obligations, included in other long-term liabilities on the Company’s consolidated balance sheet. See Note 3 “Significant Accounting Policies” for further discussion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table, sets forth the pro forma effects on net loss, loss per share and other long-term liabilities for the year ended December 31, 2004, assuming that the Company had adopted the provisions of FIN 47 as of January 1, 2004 (in millions, except per share data).

Year Ended December 31, 2004
As reported:
Net loss before cumulative effect of accounting change	$(123.7)
Net loss	$(123.7)
Basic net loss before cumulative effect of accounting change per share	$(0.55)
Basic net loss per share	$(0.55)
Diluted net loss before cumulative effect of accounting change per share	$(0.55)
Diluted net loss per share	$(0.55)

Year Ended December 31, 2004
Pro forma amounts reflecting the accounting change applied retroactively:
Net loss before cumulative effect of accounting change	$(124.1)
Net loss	$(124.1)
Basic net loss per share before cumulative effect of accounting change	$(0.55)
Basic net loss per share	$(0.55)
Diluted net loss per share before cumulative effect of accounting change	$(0.55)
Diluted net loss per share	$(0.55)

Year Ended December 31, 2004
Other long-term liabilities:
As reported	$32.2
Pro forma amounts reflecting the accounting change applied retroactively	$35.7

Estimated Useful Life

During the quarter ended June 30, 2006, the Company commissioned a study of the manufacturing equipment at its worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. Management, factoring in the results of this study, has revised the estimated useful lives of its manufacturing equipment for depreciation purposes to 10 years on a prospective basis as of the beginning of the second quarter of 2006. The effect of this change, which only impacted 9 months of the year, was to decrease depreciation expense by $20.2 million and increase net income by $20.2 million and increase both basic and diluted net income per share by $0.06 for the year ended December 31, 2006.

Stock Compensation Expense

See Note 12, “Employee Stock Benefit Plans” for the effects of the adoption of SFAS No. 123R “Share-Based Payment”.

Funded Status of Employee Benefit Plans

See Note 13, “Employee Benefit Plans” for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans”.

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

Property, plant and equipment, net:
Land	$12.9
Buildings	10.5
Machinery and equipment	71.2

Total property, plant and equipment	94.6

Intangible Assets:
Intellectual property	5.2
Assembled workforce	6.7

Total intangible assets	11.9

Total long-term assets acquired	106.5
Net assets and liabilities assumed	1.1

Total	$107.6

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

To finance a portion of the purchase, the Company completed a public offering on April 6, 2006 of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) of its common stock at a price of $7.00 per share. The net proceeds from this offering received by the Company were $76.1 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $0.4 million. See Note 11 “Common Stock and Treasury Stock” for further discussion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6:    Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2006 or had not been completed as of December 31, 2005, is as follows (in millions):

June 2005 Restructuring Program

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
June 2005
Cash employee separation charges
Year ended December 31, 2005	$—	$3.4	$(1.9)	$—	$1.5

Year ended December 31, 2006	$1.5	$—	$(0.2)	$(1.3)	$—

Cumulative charges of $3.4 million offset by adjustments of $1.3 million have been incurred through December 31, 2006, related to the June 2005 restructuring program. In 2005, the Company recorded $3.4 million of employee separation charges, which included $2.2 million related to general worldwide work force reductions of approximately 60 employees. These headcount reductions were initiated for cost savings purposes. In June 2006, the Company reversed the remaining $0.1 million reserve related to this general workforce reduction after all terminations and associated severance payments had been completed.

The remaining $1.2 million of employee separation charges related to the planned termination of 80 employees in Malaysia resulting from the planned transfer of wafer fabrication manufacturing operations, which supports the standard components product line, from Malaysia to the United States. However, due to increases in demand from customers, during 2006 the Company informed employees that the wafer fabrication portion of this site will remain open and the transfer to the United States was cancelled and the remaining $1.2 million accrual was reversed in June 2006.

December 2003 Restructuring Program

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Restructuring
Cash employee separation charges
Year ended December 31, 2004	$5.2	$1.8	$(3.4)	$0.2	$3.8

Year ended December 31, 2005	$3.8	$—	$(2.5)	$(0.9)	$0.4

Year ended December 31, 2006	$0.4	$—	$(0.4)	$—	$—

Cumulative charges of $7.0 million offset by adjustments of $0.7 million have been incurred through December 31, 2006, related to employee separation charges under the December 2003 restructuring program. The employee separation costs of $5.2 million incurred in 2003 reflect the phase-out of manufacturing operations at the Company’s East Greenwich, Rhode Island facility, the shutdown of the Company’s assembly and test operations in Roznov, Czech Republic, that was announced in November 2003, and further reductions in general and administrative staffing levels in the United States and Western Europe for cost savings purposes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The employee separation charges for East Greenwich totaled $3.8 million in 2003 for approximately 325 employees. The Company’s East Greenwich, Rhode Island manufacturing facility supports the Company’s Analog Product Group. In 2005, the Company recorded $0.8 million of adjustments to the employee separation charges reserve related to the shutdown of manufacturing operations in East Greenwich. All terminations and severance payments related to this charge have been completed.

The Czech Republic employee separation charge totaled $0.5 million in 2003, representing a portion of the total severance charges for approximately 460 employees. Additional severance costs of approximately $1.8 million related to the Czech Republic were recognized ratably over 2004, increased by $0.2 million of adjustments to the employee separation charges reserve. In 2005, the Company recorded $0.1 million of adjustments to the employee separation charges reserve related to the shutdown of the Company’s assembly and test operations in Roznov. All terminations and severance payments related to this charge have been completed.

The remaining $0.9 million charge in 2003 relates to severance benefits for approximately 10 employees in general and administrative functions in the United States and Europe. All terminations and associated severance payments related to this charge have been completed.

December 2002 Restructuring Program

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Restructuring
Cash employee separation charges
Year ended December 31, 2004	$3.1	$—	$(1.5)	$(1.2)	$0.4

Year ended December 31, 2005	$0.4	$—	$(0.1)	$(0.1)	$0.2

Year ended December 31, 2006	$0.2	$—	$(0.1)	$(0.1)	$—

Cumulative charges since 2002 of $10.1 million, offset by adjustments of $1.5 million, have been incurred through December 31, 2006, related to this restructuring program, for employee separation costs relating to the termination of approximately 300 employees. The headcount reductions began in the first quarter of 2003 and impacted both manufacturing and non-manufacturing personnel mainly in the United States. These headcount reductions were initiated for cost savings purposes. In 2004, 2005 and 2006 the Company recorded $1.2 million, $0.1 million, and $0.1 respectively, of reversals of employee separation costs for employee separation charges reserves in 2004 was for employees whose terminations were rescinded due to business improvements and the plan to consolidate accounting systems. As of December 31, 2006, there were no employees remaining to be terminated and all severance payments had been made.

March 2002 Restructuring Program

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Restructuring
Cash employee separation charges
Year ended December 31, 2004	$0.3	$—	$(0.2)	$0.1	$0.2

Year ended December 31, 2005	$0.2	$—	$—	$—	$0.2

Year ended December 31, 2006	$0.2	$—	$(0.2)	$—	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cumulative charges since 2002 of $7.0 million and additional charges from adjustments of $0.5 million have been incurred through December 31, 2006, related to the March 2002 restructuring program. This includes approximately $5.0 million attributable to the termination of approximately 72 employees resulting from the Company’s decision to relocate its European administrative functions from Toulouse, France to Roznov, Czech Republic and Piestany, Slovakia for cost savings purposes. The relocation of these functions was completed in 2003. The remaining $2.0 million related to reductions in selling, general and administrative personnel primarily in the U.S. The Company recorded an additional $0.4 million in employee separation costs relating to the relocation of the administrative functions in Toulouse, France during 2002 and 2003 and also recorded additional charges to increase the reserve by $0.1 million in 2004 based on the Company’s estimate of costs to complete the activity at those times. As of December 31, 2006, all employees had been terminated and all severance payments had been made.

Asset Impairments

In June 2006, the Company recorded $4.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Over the past three years the Company has capitalized approximately $10.6 million of software development costs associated with modifications and enhancements to several business process and related systems. The $4.7 million of asset impairments resulted from the fact that the Company currently has no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in the second quarter of 2006 was triggered by a reallocation of corporate resources from these projects to other projects due to changes in corporate priorities, which include new objectives that arose from the purchase of the Gresham, Oregon wafer fabrication facility in May 2006 (See Note 5: “Asset Acquisition” for further discussion). The amount of the asset impairment charge taken in June 2006, of $4.7 million, was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

Other

In September 2006, an overhead fire prevention sprinkler malfunctioned in the Company’s Gresham wafer fabrication facility, damaging manufacturing equipment with a total net book value of $2.7 million. Approximately $2.2 million of the equipment was determined not to be repairable. Accordingly, the Company wrote-off the equipment’s net book value in September 2006. The Company received insurance proceeds from its property provider to cover costs associated with the incident in the amount of $5.0 million in October 2006 and $9.4 million in December 2006, $6.5 million of which was a business interruption recovery and was recognized in cost of manufacturing service revenues while the remaining $7.9 million was recognized as a gain in restructuring, asset impairment and other, net, partially offset by the $2.2 million net book value of the damaged equipment write off during 2006.

In December 2006, the Company sold two of its buildings, which were classified as held for sale and had a net book value of $3.0 million for gross proceeds of $8.4 million. The total gains associated with both buildings was approximately $4.5 million after deducting costs to sell and the net book value of the buildings.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 7:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2006	2005
Receivables, net:
Accounts receivable	$182.7	$163.0
Less: Allowance for doubtful accounts	(4.8)	(2.8)

	$177.9	$160.2

Inventories, net:
Raw materials	$25.6	$18.0
Work in process	104.7	88.1
Finished goods	82.4	63.4

	$212.7	$169.5

Property, plant and equipment, net:
Land	$27.9	$14.9
Buildings	368.9	335.9
Machinery and equipment	1,157.3	1,004.2

Total property, plant and equipment	1,554.1	1,355.0
Less: Accumulated depreciation	(976.0)	(916.5)

	$578.1	$438.5

Accrued expenses:
Accrued payroll	$48.6	$31.0
Sales related reserves	34.8	28.7
Restructuring reserves	—	2.3
Accrued pension liability	0.3	1.9
Other	28.0	20.0

	$111.7	$83.9

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$(1.9)	$(2.5)
Adjustment to initially apply FASB Statement No. 158, net of tax	(0.8)	—
Net unrealized gains or losses and adjustments related to cash flow hedges	2.3	3.2

	$(0.4)	$0.7

Depreciation expense for property, plant and equipment, including amortization of capitalized leases, totaled $71.2 million, $94.2 million, and $97.3 million for 2006, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, total property, plant and equipment included $90.0 million and $20.4 million, respectively, of assets recorded under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity related to our warranty reserves for 2004, 2005 and 2006 follows (in millions):

Balance as of December 31, 2003	$1.6
Provision	2.0
Usage	(0.4)
Reserved released	(0.2)

Balance as of December 31, 2004	3.0

Provision	5.3
Usage	(4.2)
Reserved released	(0.1)

Balance as of December 31, 2005	4.0

Provision	1.7
Usage	(3.3)
Reserved released	—

Balance as of December 31, 2006	$2.4

Note 8:    Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2006	December 31, 2005
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.6140% and 7.1875%, respectively	$198.9	$639.1
Revolver	—	—

	198.9	639.1
Zero Coupon Convertible Senior Subordinated Notes due 2024	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026	484.0	—
2.25% Note payable to Japanese bank due 2005 through 2010, interest payable semi-annually	12.4	15.4
Loan with a Chinese bank due 2007, interest payable quarterly at 6.5650% and 5.867%, respectively	14.0	14.0
Loan with a Chinese bank due 2009, interest payable quarterly at 6.5650%	6.0	—
Loan with a Chinese bank due 2007 through 2013, interest payable semiannually at 6.580% and 6.167%, respectively	9.6	14.4
Loan with a Chinese bank due 2009, interest payable semiannually at 6.6000 % and 6.167%, respectively	20.0	20.0
Loan with a Chinese bank due 2009, interest payable semiannually at 6.56%	5.0	—
Capital lease obligations	71.1	9.1

	1,176.0	1,067.0
Less: Current maturities	(27.9)	(73.9)

	$1,148.1	$993.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Annual maturities relating to the Company’s long-term debt as of December 31, 2006 are as follows (in millions):

Actual Maturities
2007	$27.9
2008	27.5
2009 (1)	242.5
2010	274.4
2011	12.3
Thereafter	591.4

Total	$1,176.0

(1)	The term loan portion of the Company’s credit facility matures December 15, 2009, however, if the first date on which holders of at least $210.0 million in aggregate principal amount of the Company’s zero coupon convertible senior subordinated notes due 2024 is extended (currently can be put to the Company on April 10, 2010), the term loan will mature on the date which is six months prior to the first date on which holders may exercise such put rights. In no event can the maturity date of the term loan be extended beyond December 15, 2011.

Loss on Debt Prepayment

During the year ended December 31, 2006, the Company incurred a loss on debt prepayment of $1.3 million resulting from the prepayment of $374.1 million of our senior bank facilities, using proceeds from the issuance of our 2.625% convertible senior subordinated notes and cash on hand.

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

•

$22.9 million of costs resulting from redemption premiums, consent fees, tender offer fees, legal fees and dealer manager fees upon redemption of $260.0 million outstanding principal of the 12% senior subordinated notes due 2009. The Company also wrote off $7.5 million of debt issuance costs in connection with this redemption.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Senior Bank Facilities

Terms Existing as of December 31, 2006

Borrowings under the senior bank facilities bear interest at rates selected by the Company based on either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, as defined, plus an interest rate spread of 2.25%. As of December 31, 2006, after consideration of the amendments to the credit agreement described below, the senior bank facilities contained a $25.0 million revolving line of credit. Letters of credit totaling $4.4 million were outstanding against the line of credit at December 31, 2006 leaving $20.6 million of availability at that date. In 2003, the Company amended its primary foreign exchange hedging agreement to provide for termination of such agreement if at any time the amount available under the revolving credit facility becomes less than $2.5 million.

As of December 31, 2006, borrowings under the senior bank facilities were $198.9 million under the tranche H term loans, with interest payable quarterly and accruing at a rate of LIBOR plus 2.25%. The interest rate as of December 31, 2006 was 7.6140%. Principal payments under the tranche H term loan facility are paid quarterly at an annualized rate of 1% of the original principal balance, with the remaining principal due at maturity. The tranche H term loan facility contains certain financial covenants including letters of credit and minimum EBITDA requirements. The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2006. Management believes that the Company will be able to comply with the various covenants and other requirements contained in its senior bank facilities, as amended, through December 31, 2007.

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

The Company entered into interest rate swap agreements to reduce the exposure to interest rate fluctuations on the senior bank facilities, as discussed at Note 14 “Financial Instruments.”

2006 Amendments and Refinancings

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

March 2006 Amendment to Senior Bank Facilities

The credit agreement relating to the Company’s senior bank facilities includes a provision requiring an annual calculation of cash flow (as defined in the credit agreement) and the application of a portion of that cash

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

flow as a prepayment of loans outstanding under the agreement. In March 2006, the Company obtained an amendment to this provision of the credit agreement, which requires prepayment only at the election of the debt holders. As a result of this amendment, only $0.1 million of the $26.0 million classified as a current maturity as of December 31, 2005 was required to be paid at the election of the debt holders during the first quarter of 2006.

Included in other assets as of December 31, 2006, are $1.1 million of debt issuance costs associated with the senior bank facilities, which will be amortized over the remaining term of the debt using the effective interest method, and $0.3 million of debt issuance costs associated with the revolver which will be amortized ratably over the remaining term of the revolving line of credit.

Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its then outstanding 12% senior subordinated notes due 2009. In order to finance the cash tender offer, the Company issued $260.0 million of zero coupon convertible senior subordinated notes due 2024. The Company received net proceeds of approximately $251.2 million from the sale of the notes after deducting commissions and estimated offering expenses of $8.8 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of April 15, 2010. The notes do not bear cash interest, nor does the principal amount accrete. The effective interest rate of the notes resulting from the amortization of debt issuance costs is 0.58%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 (the “Old Notes”) for a like principal amount of (the “New Notes”) plus an exchange fee of $2.50 per $1,000 principal amount of their Old Notes validly tendered and accepted for exchange. The New Notes contain a net share settlement feature, which reduce the amount of shares included in diluted net income per share. On July 21, 2006, the Company issued $259.5 million aggregate principal amount of New Notes that are convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principle under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old Notes were tendered and subsequently exchanged. On August 9, 2006, the Company entered into transactions with four of the remaining holders of Old Notes and exchanged $443,000 aggregate principal amount of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. The Company intends to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

The new notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 101.8849 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $9.815 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after April 15, 2010.

The notes will mature on April 15, 2024. Beginning April 15, 2010, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to April 15, 2010, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Holders may require the Company to repurchase the notes for cash on April 15, of 2010, 2014 and 2019 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

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

Included in other assets as of December 31, 2006 were $5.3 million of debt issuance costs associated with the zero coupon convertible senior subordinated notes, which will be amortized ratably through 2010.

1.875% Convertible Senior Subordinated Notes

In order to finance the repayment of the previously outstanding junior subordinated note, on December 15, 2005 the Company issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. The Company received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

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

Included in other assets as of December 31, 2006, were $2.9 million of debt issuance costs associated with the convertible senior subordinated notes, which will be amortized using the effective interest method through 2012.

2.625% Convertible Senior Subordinated Notes

On December 15, 2006, the Company issued $484.0 million of 2.625% convertible senior subordinated notes due 2026. The Company received net proceeds of approximately $471.7 million from the sale of the notes after deducting commissions and estimated offering expenses of $13.3 million ($1.0 million of which remained unpaid as of December 31, 2006), which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2013. The Company used the net proceeds to repay $199.1 million principal outstanding of its senior bank facilities and to repurchase 30.7 million shares of its common stock outstanding for $230.0 million and the remainder for general corporate purposes. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2007. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

The notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2013.

The notes will mature on December 15, 2026. Beginning December 20, 2013, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to December 15, 2013, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Holders may require the Company to repurchase the notes for cash on December 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

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

Included in other assets as of December 31, 2006, were $13.3 million of debt issuance costs associated with the convertible senior subordinated notes, which will be amortized using the effective interest method through 2013.

Japanese Loan

In 2000, the Company’s Japanese subsidiary entered into a yen-denominated loan agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which had a balance of $12.4 million at December 31, 2006 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 2.25% and requires semi-annual principal payments through March 2010 of approximately $1.6 million (based on the yen-to-dollar exchange rate at December 31, 2006) along with accrued interest. Additionally, the final principal payment in September 2010 will be approximately $1.2 million (based on yen-to-dollar exchange rate at December 31, 2006) along with accrued interest. The loan is unsecured, however, the bank has rights under the agreement to obtain the collateral of the Japanese subsidiary under certain circumstances. In addition, the loan is guaranteed on an unsecured basis by SCI LLC, the Company’s primary domestic operating subsidiary.

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

The Company’s long-term debt includes a $6.0 million loan facility due in 2009 with the same Chinese Bank as the $14.0 million loan facility, entered into in August 2006. Interest on this loan is payable quarterly and accrues at a variable rate based on published three month LIBOR rates in China, plus 1.2%, and reset each quarter.

The Company’s long-term debt also includes a $34.6 million loan facility with another Chinese Bank. This loan facility is comprised of three tranches for $20.0 million, $5.0 million, and $9.6 million, respectively. The $20.0 million tranche was modified in August 2006 and is due in 2009 with $13.0 million amortizing over three years, payable quarterly. The remaining $7.0 million is due in 2009. Interest on this tranche is payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.5%, reset each half year.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The $5.0 million tranche was executed in August 2006 and is due in 2009. Interest on this tranche is payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.2%, and resets each half year.

The $9.6 million tranche was executed in December 2003 with scheduled quarterly principal and interest payments through December 2013. Interest on this tranche payable semiannually and accrues at a variable rate based on published six month LIBOR rates in China, plus 1.5%, and resets each half year.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment assets. In November 2006, we sold assets with a net book value of $30.8 million for $70.0 million to a leasing agency under a sale-leaseback arrangement. We deferred a gain on the transaction in the amount of $39.2 million. Concurrently, we purchased the assets under a capital lease agreement with a net present value of minimum lease payments of $59.0 million, which will be depreciated over six years.

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, “the Notes”). The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and nominal equity interests in certain of the Company’s other foreign subsidiaries. The Company’s remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provided any additional information that would be material to investors in making an investment decision. Condensed consolidating financial information for the issuers of the notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuers
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2006
Cash and cash equivalents	$—	$186.7	$—	$82.1	$—	$268.8
Receivables, net	—	35.5	—	142.4	—	177.9
Inventories, net	—	35.3	—	175.5	1.9	212.7
Other current assets	—	7.9	—	26.4	—	34.3
Deferred income taxes, current	—	(1.8)	—	8.9	—	7.1

Total current assets	—	263.6	—	435.3	1.9	700.8
Property, plant and equipment, net	—	166.7	3.0	408.4	—	578.1
Goodwill	—	14.9	72.6	3.6	—	91.1
Investments and other assets	406.4	248.7	48.5	19.0	(676.1)	46.5

Total assets	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

Accounts payable	$—	$42.3	$0.1	$123.3	$—	$165.7
Accrued expenses and other current liabilities	0.7	69.9	1.0	70.8	1.7	144.1
Deferred income on sales to distributors	—	39.9	—	83.3	—	123.2

Total current liabilities	0.7	152.1	1.1	277.4	1.7	433.0

Long-term debt (1)	839.0	248.0	—	61.1	—	1,148.1
Other long-term liabilities	—	20.3	0.2	15.3	—	35.8
Deferred income taxes	—	(1.8)	—	6.0	—	4.2
Intercompany (1)	(207.9)	(266.1)	179.9	88.6	205.5	—

Total liabilities	631.8	152.5	181.2	448.4	207.2	1,621.1
Minority interests in consolidated subsidiaries	—	—	—	—	20.8	20.8
Stockholders’ equity (deficit)	(225.4)	541.4	(57.1)	417.9	(902.2)	(225.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

	Issuers
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2005
Cash and cash equivalents	$—	$147.0	$—	$86.3	$—	$233.3
Receivables, net	—	29.4	—	130.8	—	160.2
Inventories, net	—	22.0	—	160.4	(12.9)	169.5
Other current assets	—	7.0	2.4	20.5	—	29.9
Deferred income taxes, current	—	—	—	7.4	—	7.4

Total current assets	—	205.4	2.4	405.4	(12.9)	600.3
Property, plant and equipment, net	—	73.7	3.4	361.4	—	438.5
Goodwill	—	8.1	69.2	—	—	77.3
Investments and other assets	(153.1)	66.6	38.8	22.8	57.3	32.4

Total assets	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

Accounts payable	$—	$22.9	$0.5	$113.9	$—	$137.3
Accrued expenses and other current liabilities	—	78.7	1.4	82.1	1.7	163.9
Deferred income on sales to distributors	—	32.4	—	64.7	—	97.1

Total current liabilities	—	134.0	1.9	260.7	1.7	398.3

Long-term debt (1)	355.0	610.4	—	27.7	—	993.1
Other long-term liabilities	—	17.8	0.5	13.1	—	31.4
Deferred income taxes	—	—	—	1.2	—	1.2
Intercompany (1)	(207.8)	(414.7)	174.0	243.0	205.5	—

Total liabilities	147.2	347.5	176.4	545.7	207.2	1,424.0
Minority interests in consolidated subsidiaries	—	—	—	—	24.8	24.8
Stockholders’ equity (deficit)	(300.3)	6.3	(62.6)	243.9	(187.6)	(300.3)

Liabilities, minority interests and stockholders’ equity (deficit)	$(153.1)	$353.8	$113.8	$789.6	$44.4	$1,148.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2006
Revenues	$—	$531.3	$15.6	$1,842.6	$(857.7)	$1,531.8
Cost of revenues	—	430.8	2.5	1,382.0	(872.5)	942.8

Gross profit	—	100.5	13.1	460.6	14.8	589.0

Research and development	—	24.6	11.7	64.9	—	101.2
Selling and marketing	—	51.4	0.9	38.7	—	91.0
General and administrative	—	(9.3)	(0.1)	96.1	—	86.7
Restructuring, asset impairments and other, net	—	(5.0)	(0.7)	(1.2)	—	(6.9)

Total operating expenses	—	61.7	11.8	198.5	—	272.0

Operating income (loss)	—	38.8	1.3	262.1	14.8	317.0
Interest expense, net	(4.5)	(15.0)	(9.1)	(11.4)	—	(40.0)
Other	—	4.6	—	(4.1)	—	0.5
Loss on debt prepayment	—	(1.3)	—	—	—	(1.3)
Equity in earnings	276.6	237.6	5.9	—	(520.1)	—

Income (loss) before income taxes and minority interests	272.1	264.7	(1.9)	246.6	(505.3)	276.2
Income tax provision	—	5.8	—	(6.7)	—	(0.9)
Minority interests	—	—	—	—	(3.2)	(3.2)

Net income (loss)	$272.1	$270.5	$(1.9)	$239.9	$(508.5)	$272.1

Net cash provided by operating activities	$—	$185.7	$6.3	$157.8	$—	$349.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(120.7)	(0.1)	(78.2)	—	(199.0)
Funds deposited for purchases of property, plant and equipment	—	—	—	(1.2)	—	(1.2)
Purchase of intangible assets	—	(11.9)	—	—	—	(11.9)
Purchases of held-to-maturity securities	—	(35.4)	—	—	—	(35.4)
Purchase of minority interest	—	—	(9.2)	—	—	(9.2)
Proceeds from sales of held-to-maturity securities	—	35.4	—	—	—	35.4
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	75.7	3.0	2.2	—	80.9
Proceeds from property insurance settlement	—	7.9	—	—	—	7.9

Net cash used in investing activities	—	(46.7)	(6.3)	(77.2)	—	(130.2)

Cash flows from financing activities:
Intercompany loans	—	(530.9)	—	530.9	—	—
Intercompany loan repayments	—	615.6	—	(615.6)	—	—
Proceeds from debt issuance	—	484.0	—	25.0	—	509.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	3.1	—	—	—	3.1
Proceeds from exercise of stock options and warrants	—	14.4	—	—	—	14.4
Repurchase of Treasury Stock	—	(300.0)	—	—	—	(300.0)
Dividends to minority shareholder of consolidated subsidiary	—	2.0	—	(3.4)	—	(1.4)
Payment of costs to issue common stock	—	76.1	—	—	—	76.1
Payment of capital lease obligation	—	(7.6)	—	—	—	(7.6)
Payment of debt issuance and amendment costs	—	(15.8)	—	—	—	(15.8)
Repayment of long term debt	—	(440.2)	—	(22.1)	—	(462.3)
Equity injections from Parent	—	—	2.0	—	—	2.0
Subsidiary declared dividend	—	—	(2.0)	—	—	(2.0)

Net cash used in financing activities	—	(99.3)	—	(85.2)	—	(184.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4

Net increase (decrease) in cash and cash equivalents	—	39.7	—	(4.2)	—	35.5

Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$186.7	$—	$82.1	$—	$268.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2005
Revenues	$—	$421.4	$25.8	$1,638.8	$(825.4)	$1,260.6
Cost of revenues	—	367.3	23.6	1,280.2	(829.0)	842.1

Gross profit	—	54.1	2.2	358.6	3.6	418.5

Research and development	—	20.9	11.1	61.7	—	93.7
Selling and marketing	—	41.8	0.8	36.7	—	79.3
General and administrative	—	18.5	6.4	49.7	—	74.6
Restructuring, asset impairments and other, net	—	1.0	(1.0)	3.3	—	3.3

Total operating expenses	—	82.2	17.3	151.4	—	250.9

Operating income (loss)	—	(28.1)	(15.1)	207.2	3.6	167.6
Interest expense, net	(1.6)	(30.7)	(10.0)	(13.7)	—	(56.0)
Other	—	(1.7)	—	(1.3)	—	(3.0)
Equity in earnings	102.2	156.5	5.8	—	(264.5)	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	100.6	96.0	(19.3)	192.2	(260.9)	108.6
Income tax provision	—	1.8	—	(3.3)	—	(1.5)
Minority interests	—	—	—	—	(3.6)	(3.6)

Income (loss) before cumulative effect of accounting change	100.6	97.8	(19.3)	188.9	(264.5)	103.5
Cumulative effect of accounting change, net of income taxes	—	(1.9)	(0.5)	(0.5)	—	(2.9)

Net income (loss)	$100.6	$95.9	$(19.8)	$188.4	$(264.5)	$100.6

Net cash provided by (used in) operating activities	$—	$(147.3)	$(1.2)	$341.6	$—	$193.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(13.7)	—	(32.4)	—	(46.1)
Funds deposited for purchases of property, plant and equipment	—	—	—	(1.7)	—	(1.7)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	35.3	—	—	—	35.3
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	1.0	1.2	—	—	2.2
Other	—	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) investing activities	—	68.3	1.2	(34.7)	—	34.8

Cash flows from financing activities:
Intercompany loans	—	(584.5)	180.0	404.5	—	—
Intercompany loan repayments	—	865.7	(180.0)	(685.7)	—	—
Proceeds from debt issuance	—	95.0	—	—	—	95.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.8	—	—	—	1.8
Proceeds from exercise of stock options and warrants	—	4.5	—	—	—	4.5
Dividends to minority shareholder of consolidated subsidiary	—	6.5	—	(10.7)	—	(4.2)
Payment of costs to issue common stock	—	(0.3)	—	—	—	(0.3)
Payment of capital lease obligation	—	(4.7)	—	(0.2)	—	(4.9)
Payment of debt issuance and amendment costs	—	(3.4)	—	—	—	(3.4)
Repayment of long term debt	—	(169.7)	—	(18.4)	—	(188.1)
Equity injections from Parent	—	—	6.5	—	—	6.5
Subsidiary declared dividend	—	—	(6.5)	—	—	(6.5)

Net cash provided by (used in) financing activities	—	210.9	—	(310.5)	—	(99.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)

Net increase (decrease) in cash and cash equivalents	—	131.9	—	(4.3)	—	127.6
Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$147.0	$—	$86.3	$—	$233.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers
	ON Semiconductor Corporation (1)	SCI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2004
Revenues	$—	$517.3	$61.6	$1,662.9	$(974.9)	$1,266.9
Cost of revenues	—	446.9	45.0	1,329.5	(964.4)	857.0

Gross profit	—	70.4	16.6	333.4	(10.5)	409.9

Research and development	—	20.6	12.8	61.0	—	94.4
Selling and marketing	—	41.8	0.8	31.2	—	73.8
General and administrative	—	15.2	0.5	56.5	—	72.2
Restructuring, asset impairments and other, net	—	12.4	3.4	3.8	—	19.6

Total operating expenses	—	90.0	17.5	152.5	—	260.0

Operating income (loss)	—	(19.6)	(0.9)	180.9	(10.5)	149.9
Interest expense, net	(1.0)	(49.0)	(20.1)	(28.9)	—	(99.0)
Loss on debt prepayment	—	(159.7)	—	—	—	(159.7)
Other	—	5.2	—	(9.4)	—	(4.2)
Equity in earnings	(122.7)	94.5	5.7	—	22.5	—

Income (loss) before income taxes and minority interests	(123.7)	(128.6)	(15.3)	142.6	12.0	(113.0)
Income tax provision	—	1.4	—	(8.8)	—	(7.4)
Minority interests	—	—	—	—	(3.3)	(3.3)

Net income (loss)	$(123.7)	$(127.2)	$(15.3)	$133.8	$8.7	$(123.7)

Net cash provided by (used in) operating activities	$—	$(163.9)	$2.5	$199.8	$—	$38.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(28.7)	(1.8)	(51.3)	—	(81.8)
Deposits utilized for purchases of property, plant and equipment	—	6.4	—	—	—	6.4
Purchases of held-to-maturity securities	—	(40.8)	—	—	—	(40.8)
Purchases of available-for-sale securities	—	(261.9)	—	—		(261.9)
Proceeds from sales of held-to-maturity securities	—	8.8	—	—	—	8.8
Proceeds from sales of available-for-sale securities	—	214.3	—	—		214.3
Proceeds from sales of property, plant and equipment	—	4.2	—	0.2	—	4.4

Net cash used in investing activities	—	(97.7)	(1.8)	(51.1)	—	(150.6)

Cash flows from financing activities:
Intercompany loans	—	(391.1)	—	391.1	—	—
Intercompany loan repayments	—	411.4	—	(411.4)	—	—
Proceeds from debt issuance	—	905.5	—	—	—	905.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.9	—	—	—	1.9
Proceeds from exercise of stock options and warrants	—	5.9	—	—	—	5.9
Dividends to minority shareholder of consolidated subsidiary	—	—	—	(4.2)	—	(4.2)
Proceeds from issuance of common stock, net of issuance costs	—	228.2	—	—	—	228.2
Payment of capital lease obligation	—	(6.0)	—	(0.2)	—	(6.2)
Payment of debt issuance and amendment costs	—	(11.0)	—	—	—	(11.0)
Repayment of long term debt	—	(1,080.5)	—	(8.2)	—	(1,088.7)
Equity injections from Parent	—	7.5	—	—	—	7.5
Subsidiary declared dividend	—	86.0	(0.7)	(92.8)	—	(7.5)

Net cash provided by (used in) financing activities	—	157.8	(0.7)	(125.7)	—	31.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	(103.8)	0.0	22.9	—	(80.9)
Cash and cash equivalents, beginning of period	—	118.9	—	67.7	—	186.6

Cash and cash equivalents, end of period	$—	$15.1	$0.0	$90.6	$—	$105.7

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 9:    Income Taxes

Geographic sources of income (loss) before income taxes, minority interests and cumulative effect of accounting change are as follows (in millions):

	Year ended December 31,
	2006	2005	2004
United States	$14.3	$(86.7)	$(245.8)
Foreign	261.9	195.3	132.8

	$276.2	$108.6	$(113.0)

The provision for income taxes is as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Current
Federal	$—	$—	$(9.0)
State and local	—	(0.1)	—
Foreign	(2.4)	7.3	12.9

	(2.4)	7.2	3.9

Deferred
Federal	—	—	—
State and local	—	—	—
Foreign	3.3	(5.7)	3.5

	3.3	(5.7)	3.5

	$0.9	$1.5	$7.4

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	—	(0.1)	0.2
Foreign withholding taxes	—	0.3	(0.1)
Foreign rate differential	(37.4)	(55.5)	38.4
Dividend income from foreign subsidiaries	6.5	61.8	(30.4)
Change in valuation allowance	(2.0)	(37.9)	(48.5)
Other	(1.8)	(2.2)	(1.1)

	0.3%	1.4%	(6.5)%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2006 and December 31, 2005 are as follows (in millions):

	Year ended December 31,
	2006	2005
Net operating loss and tax credit carryforwards	$403.9	$424.2
Tax-deductible goodwill	157.6	170.6
Reserves and accruals	18.5	9.9
Property, plant and equipment	47.9	47.1
Inventories	20.4	22.6
Other	19.6	1.0

Gross deferred tax assets	$667.9	$675.4
Valuation allowance	(665.0)	(669.2)

Net deferred tax asset	$2.9	$6.2

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management believes it is more likely than not that these assets will not be realized. As of December 31, 2006, the Company had $12.3 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction to the provision for income taxes.

As of December 31, 2006, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $916.5 million, $983.2 million, and $1.3 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2008 through 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOL’s to approximately $93.1 million per year.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2006, the Company has reserves for these potential tax liabilities of $16.9 million. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Additionally, the Company reviews the collectibility of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period. As of December 31, 2006 the Company had allowances for tax receivables of $3.0 million.

During 2006, the Company reassessed its intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries, concluding that except for certain earnings that the Company intends to reinvested indefinitely, provisions will be made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings of approximately $403.6 million at December 31, 2006, have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The 2006 provision included $6.4 million for income and withholding taxes of certain of the Company’s foreign operations and $1.9 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $7.4 million of previously accrued income taxes for anticipated audit issues.

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

The 2004 provision related primarily to income and withholding taxes of certain of the Company’s foreign operations and also included the reversal of $11.2 million of previously accrued income taxes after the completion of an examination of our income tax returns for the years 2001, 2000 and 1999 by the Internal Revenue Service, which resulted in no material change in our tax liability for those years. This was offset by a new reserve of $9.9 million against certain foreign income tax receivables that we determined may not be collectible, creating additional tax expense for the year.

Note 10:    Redeemable Preferred Stock

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

The Company has 100,000 authorized shares of preferred stock. On September 7, 2001, the Company issued 10,000 shares of the preferred stock with a stated value of $100.0 million to an affiliate of TPG. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and was redeemable at the holder’s option any time after September 7, 2009. During the periods the preferred stock was outstanding, the preferred stock had a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness. There were $9.2 million and $9.9 million of preferred stock dividends that accrued during the years ended December 31, 2005 and 2004.

The Company was required to accrete the value of the preferred stock to its redemption value and record such accretion using a straight-line method over the remaining period until the earliest available redemption date of September 7, 2009. Such accretion, which was influenced by changes in the market price of the Company’s common stock, adjusted net income applicable to common stock during the periods the preferred stock was outstanding. Based on the market prices of the Company’s common stock, the Company recorded net accretion charges of $1.5 million for the year ended December 31, 2004. During 2005, previously recognized accretion charges of $1.0 million were reversed as a result of the conversion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 11:    Common Stock and Treasury Stock

On February 9, 2004, the Company and its principal stockholder, Texas Pacific Group, completed a public offering (the “February 2004 Equity Offering”) of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 34.4 million shares (including approximately 0.4 million shares issued in connection with the underwriters’ exercise of their option to cover over-allotments) at a price of $6.98 per share. The net proceeds from this offering received by the Company were $227.9 million after deducting the underwriting discount of $10.8 million ($0.3141 per share) and offering expenses of $2.2 million, and $0.3 million of bank amendment fees. The Company did not receive any of the proceeds from the sale of shares by the selling stockholder. The Company used the net proceeds to redeem $70.0 million outstanding principal amount of the first-lien senior secured notes and $105 million outstanding principal amount of the second-lien senior secured notes, in each case on March 10, 2004 at a redemption price of 112.0% of the principal amount of the notes to be redeemed, together with accrued interest to the redemption date. The Company used the remaining net proceeds for general corporate purposes. In connection with this redemption, the Company wrote off $12.0 million of debt issuance costs. In connection with the February 2004 Equity Offering, the Company obtained an amendment and waiver under the credit agreement relating to its senior bank facilities as described in Note 8 “Long-Term Debt”.

On April 6, 2006, the Company completed a public offering of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by the Company were $76.1 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $0.4 million. The Company used the net proceeds to partially fund the purchase of LSI’s Gresham wafer fabrication facility, which had a total purchase price of $105 million. See further discussion in Note 5 “Asset Acquisition”.

In May 2006, the Company’s stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 500.0 million shares to 600.0 million shares.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Income (loss) per share calculations for 2006, 2005 and 2004 are as follows (in millions, except per share data):

	2006	2005	2004
Net income (loss) before cumulative effect of accounting change	$272.1	$103.5	$(123.7)
Less: Accretion to redemption value of convertible redeemable preferred stock	—	1.0	(1.5)
Less: Convertible redeemable preferred stock dividends	—	(9.2)	(9.9)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock (1)	—	(20.4)	—
Less: Allocation of undistributed earnings to preferred shareholders before cumulative effect of accounting change		(10.1)	—

Net income (loss) applicable to common stock before cumulative effect of accounting change	272.1	64.8	(135.1)
Less: Allocation of undistributed earnings to preferred shareholders applicable to cumulative effect of accounting change	—	0.4	—
Cumulative effect of accounting change	—	(2.9)	—

Net income (loss) applicable to common stock	272.1	62.3	(135.1)
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	0.8	1.5	—

Diluted net income (loss) applicable to common stock	$272.9	$63.8	$(135.1)

Basic weighted average common shares outstanding	319.8	263.3	247.8
Add: Incremental shares for:
Dilutive effect of stock options	6.5	7.0	—
1.875% convertible senior subordinated notes	1.1	—	—
Convertible zero coupon senior subordinated notes	14.7	26.5	—

Diluted weighted average common shares outstanding	342.1	296.8	247.8

Income (loss) per share
Basic:
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.85	$0.25	$(0.55)
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss) applicable to common stock	$0.85	$0.24	$(0.55)

Diluted:
Net income (loss) applicable to common stock before cumulative effect of accounting change	$0.80	$0.22	$(0.55)
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss) applicable to common stock	$0.80	$0.21	$(0.55)

(1)	Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million in 2005 is the fair value of approximately 3.9 million shares issued to TPG on November 10, 2005 as discussed in Note 10: “Redeemable Preferred Stock”.

Basic income (loss) per share is computed by dividing net income (loss), adjusted for the accretion to redemption value and dividends related to the Company’s preferred stock, during the periods they were

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

outstanding by the weighted average number of common shares outstanding during the period. In periods in which the Company generated income when the preferred stock was outstanding, the two-class method was used to calculate basic earnings per share whereby net income, adjusted for the accretion to redemption value and dividends related to the Company’s preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock.

Diluted income (loss) per share generally would assume the conversion of the preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and upon the assumed conversion of the zero coupon convertible senior subordinated notes. However, since basic earnings per share under the two-class method is lowered due to the allocation of undistributed earnings to preferred stockholders in periods the preferred stock was outstanding, the impact to diluted earnings per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive, and therefore was excluded from the calculation of diluted earnings per share during periods the preferred stock was outstanding.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For 2004 the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss in those periods. Had the Company generated net income during the year ended December 31, 2004, the assumed exercise of stock options would have resulted in 8.4 million additional incremental shares of diluted weighted average common shares outstanding. In determining diluted earnings per share for the years ended December 31, 2005 and 2004, the assumed conversion of 41.1 million and 43.8 million shares, respectively of the preferred stock were excluded as the related impacts would have been anti-dilutive.

Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares during these periods were also excluded from the diluted earnings per share calculation. The excluded option shares were 12.6 million, 12.8 million and 10.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

For the year ended December 31, 2004, the assumed conversion of the zero coupon convertible senior subordinated notes into 26.5 million shares was excluded in determining the diluted earnings per share as the conversion would have been anti-dilutive.

As a result of the July 2006 exchange offer (see Note 8 “Long-Term Debt” for discussion), the zero coupon convertible senior subordinated notes due 2024 are convertible into cash up to the par value of $260.0 million, based on conversion price of $9.82 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2006 the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded during the periods subsequent to the exchange offer. For the periods prior to the exchange offer, the assumed conversion of the zero coupon convertible senior subordinated notes into 26.5 million shares was included in determining diluted earnings per share.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

For the year ended December 31, 2006, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2006 the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

See Note 8 “Long-Term Debt” for further discussion of the zero coupon convertible senior subordinated notes, the 1.875% and 2.625% convertible senior subordinated notes.

Treasury Stock is recorded at cost and is presented as a reduction of stockholder’s equity in the accompanying consolidated financial statements. The Company used proceeds from the issuance of its 2.625% convertible senior subordinated notes due 2026 and cash on hand to repurchase 40,415,970 shares of its common stock during 2006. Of this total, 9,749,303 shares of the Company’s Common stock was repurchased from TPG at a price of $7.18 per share. This per share purchase price represented a discount of approximately 3% from the closing price of the Company’s common stock on the day prior to the execution of the related purchase agreement between TPG and the Company. These shares were acquired for general corporate purposes and none of these shares had been reissued or retired as of December 31, 2006.

Note 12:    Employee Stock Benefit Plans

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

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the 2000 Plan which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. As of January 1, 2007 and 2006, the number of shares of the Company’s common stock reserved and available for grant increased by 8.6 million and 9.3 million, respectively to 56.1 million and 47.5 million, from 38.2 million shares as of December 31, 2004, in accordance with the approved amendments. The 2000 Plan has also been amended to increase the maximum number of options granted to any one participant during a fiscal year from 1.0 million shares to 2.5 million, and to allow the Board of Directors to adopt a program of exchanging underwater options for newly issued options.

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

There was an aggregate of 18.5 million and 13.6 million shares of common stock available for grant under both plans at December 31, 2006 and December 31, 2005, respectively.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the years ended December 31, 2006 and 2005 employees purchased approximately 634,777 and 478,394 shares under the plan, respectively. Through December 31, 2004, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 8.5 million shares. As of December 31, 2006, there were 2.9 million shares available for issuance under the Employee Stock Purchase Plan.

Share-Based Compensation Information under SFAS No. 123R

The fair value of each option grant in 2006 and thereafter is estimated on the date of grant using a lattice-based option valuation model. In years prior to 2005, the Company has used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2006 was $2.90 per share, and was calculated using the lattice model with the following weighted-average assumptions (annualized percentages):

Year Ended December 31, 2006
Volatility	49.20%
Risk-free interest rate	4.77%
Post-vesting forfeiture rate	9.20%
Rate of exercise	28.50%

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The lattice model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the year ended December 31, 2006 derived from the lattice model was 4.0 years.

In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 13% in the fourth quarter of fiscal year 2006 based on historical experience.

The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the year ended December 31, 2006 was $1.49 per share. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Year Ended December 31, 2006
Expected life (in years)	0.25
Risk-free interest rate	4.76%
Volatility	46.00%

Total estimated share-based compensation expense, related to the Company’s employee stock options and employee stock purchase plan, recognized for the year ended December 31, 2006 was comprised as follows (in millions, except per share data):

Year Ended December 31, 2006
Cost of revenues	$2.5
Research and development	1.7
Selling and marketing	2.1
General and administrative	3.9

Share-based compensation expense before income taxes	10.2
Related income tax benefits (1)	—

Share-based compensation expense, net of taxes	$10.2

Net share-based compensation expense, per common share:
Basic	$0.03

Diluted	$0.03

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company recorded $4.1 million in share-based compensation expense during the year ended December 31, 2006, related to share-based awards granted during the year ended December 31, 2006. This included expense related to the Employee Stock Purchase Plan of $1.0 million during the year ended December 31, 2006, and $0.4 million of expense related to awards of restricted stock units in the year ended December 31, 2006. The remaining expense is related to share-based awards that were granted prior to December 31, 2005.

Pro Forma Information under SFAS No. 123 for the years ended December 31, 2005 and December 31, 2004

Prior to adopting the provisions of SFAS No. 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS No. 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS No. 123R. The impact of adopting the provisions of SFAS No. 123R, versus following the former accounting under APB 25, reduced income from operations, pre tax income and net income by $10.2 million and also reduced basic and diluted earnings per share by $0.03.

For purposes of pro forma disclosures under SFAS No. 123 for years ended December 31, 2005 and December 31, 2004, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the years ended December 31, 2005 and December 31, 2004 were as follows (in millions, except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income (loss), as reported	$100.6	$(123.7)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.2
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(20.8)	(17.9)

Pro-forma net income	79.8	(141.4)
Less: Accretion to redemption value of convertible redeemable preferred stock	1.0	(1.5)
Less: Convertible redeemable preferred stock dividends	(9.2)	(9.9)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock	(20.4)	—
Less: Allocation of undistributed earnings to preferred shareholders	(6.9)	—

Net income applicable to common stock	$44.3	$(152.8)

Income per share:
Basic — as reported	$0.24	$(0.55)

Basic — pro-forma	$0.17	$(0.62)

Diluted — as reported	$0.21	$(0.55)

Diluted — pro-forma	$0.15	$(0.62)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The fair value of option grants during the respective period was estimated at the date of grant while the fair value of the shares issued under the ON Semiconductor 2000 Employee Stock Purchase Plan was estimated at the beginning of the respective offering periods. The weighted-average Black-Scholes equivalent assumptions for the years ended December 31, 2005 and December 31, 2004, for employee stock options are detailed below:

Employee Stock Options	Year Ended December 31, 2005	Year Ended December 31, 2004
Expected life (in years)	3.81	5.00
Risk-free interest rate	3.68%	3.29%
Volatility	59.00%	70.00%

The fair value of the Employee Stock Purchase Plan shares issued during the years ended December 31, 2005 and December 31, 2004 has been calculated using the Black-Scholes option-pricing model with the weighted-average assumptions detailed below:

Employee Stock Purchase Plan	Year Ended December 31, 2005	Year Ended December 31, 2004
Expected life (in years)	0.25	0.25
Risk-free interest rate	2.94%	1.27%
Volatility	56.00%	65.00%

The weighted-average estimated fair value of employee stock options granted during 2005 and 2004 was $2.25 and $3.88 per share, respectively. The weighted-average estimated fair value of the shares issued under the 2000 Employee Stock Purchase Plan during the years ended December 31, 2005 and December 31, 2004 was $1.11 and $1.32 per share, respectively.

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2005	27.6	$4.92
Grants	5.8	6.62
Exercises	(4.3)	3.33
Cancellations	(1.8)	7.10

Outstanding at December 31, 2006	27.3	$5.39	6.68	$71.43

Exercisable at December 31, 2006	15.9	$5.38	5.42	$46.75

Net stock options, after forfeitures and cancellations, granted during the year ended December 31, 2006 and December 31, 2005 represented 1.3% and 1.5% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2006 and December 31, 2005 represented 2.0% and 2.0% of outstanding shares as of the end of each such fiscal year, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

At December 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $16.9 million, which is expected to be recognized over a weighted average period of 1.4 years. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $4.0 million. The Company recorded cash received from the exercise of stock options of $14.4 million and cash from issuance of shares under the Employee Stock Purchase Plan of $3.1 million and no related tax benefits during the year ended December 31, 2006. Upon option exercise or completion of a purchase under the Employee Stock Purchase Plan the Company issues new shares of stock.

Additional information about stock options outstanding at December 31, 2006 with exercise prices less than or above $7.57 per share, the closing price at December 31, 2006, follows (number of shares in millions):

	Exerciseable		Unexerciseable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.57	14.2	$4.27	11.4	$5.40	25.6	$4.78
Above $7.57	1.7	$14.69	—	$9.00	1.7	$14.67

Total outstanding	15.9	$5.38	11.4	$5.41	27.3	$5.39

Restricted Stock Units

The Company’s stock compensation plan permits the granting of restricted stock units to eligible employees and non-employee directors at fair market value at the date of the grant. Restricted stock units vest over three years and are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s non-vested restricted stock units granted to certain officers and directors of the Company as of December 31, 2006, and changes during the year ended December 31, 2006 (in millions):

	Year Ended December 31, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2005	—	$—
Granted	0.4	6.20
Vested	—	—
Forfeited	(0.1)	5.98

Nonvested shares of restricted stock units at December 31, 2006	0.3	$6.21

As of December 31, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the plan. The cost is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was $0.2 million for the year ended December 31, 2006. As of December 31, 2006, the Company had approximately 0.3 million restricted stock units outstanding.

Acceleration of Stock Options

On November 16, 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans. The acceleration of vesting applied to all unvested

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

options that had an exercise price per share of $7.00 or higher, with the exception of options granted to directors, certain officers and employees with options granted under the French provisions in the Company’s 2000 Stock Incentive Plan. As a result of the acceleration, options to purchase approximately 2.5 million shares of the Company’s common stock became exercisable immediately. The weighted average exercise price of the affected options was $7.04 per share. In making the decision to accelerate these options, the Board of Directors believed it was in the best interest of the stockholders to reduce the future earnings impact resulting from the planned adoption of SFAS No. 123R in the first quarter of 2006, and the resulting impact that this would have on the Company’s market value.

As required by SFAS No. 158 for the fiscal periods ending after December 15, 2006, the Company recognizes a liability in its financial statements for the underfunded status of its pension plans. The total underfunded status was $12.8 million at December 31, 2006. The net amount recognized in the Company’s financial statements as of December 31, 2005 was as follows (in millions):

	December 31, 2005
	U.S. Pension Plans	Foreign Pension Plans	Total
Net amount recognized
Funded status	$—	$(13.5)	$(13.5)
Unrecognized prior service cost	—	1.1	1.1

Net amount recognized	$—	$(12.4)	$(12.4)

The Company’s expected contributions to fund the $12.8 million liability at December 31, 2006 by year from 2007 through 2011 and the years thereafter are as follows (in millions):

Reduction in Non-cash Expenses
(million)
2006	$3.6
2007	3.6
2008	0.3

Total	7.5

The accelerated vesting of these options did not result in a charge during 2005 based on generally accepted accounting principles, but increased pro-forma stock-based employee compensation expense determined in accordance with SFAS No. 123 for that year.

Note 13:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The Company expects to contribute $2.3 million in 2007. As discussed below, the 2007 funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The ON Semiconductor Grandfathered Pension Plan (the “Grandfathered Plan”) has been terminated, which termination was approved by the Pension Benefit Guaranty Corporation in 2005 and determined by the Internal Revenue Service not to adversely affect its qualification for federal tax purposes. All

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

liabilities have been settled and all plan assets belonging to the Grandfathered Plan had been used to complete the termination as of December 31, 2005. The tables below reflect the final funding of the Grandfathered Plan and distribution of plan assets during 2005. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The assumed rate of return on plan assets for these plans for 2007 is 5.42%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, we assume our long-term asset mix will generally be consistent with the current mix.

The Company recognizes actuarial gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared.

The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2006	2005			2004
	Foreign Pension Plans	U.S. Pension Plan	Foreign Pension Plans	Total	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$1.0	$—	$1.0	$1.0	$1.5	$0.9	$2.4
Interest cost	1.0	1.5	0.9	2.4	2.0	0.9	2.9
Expected return on plan assets	(0.6)	—	(0.5)	(0.5)	(0.5)	(0.2)	(0.7)
Amortization of prior service cost	0.3	—	0.4	0.4	0.1	0.3	0.4
Curtailment gain	—	—	—	—	0.7	(0.6)	0.1
Other losses (gains)	(0.8)	(0.8)	(0.4)	(1.2)	2.5	(0.4)	2.1

Total net periodic pension cost	$0.9	$0.7	$1.4	$2.1	$6.3	$0.9	$7.2

Weighted average assumptions
Discount rate	4.65%	—	4.39%		4.86%	4.32%
Expected return on plan assets	5.42%	—	5.49%		2.50%	3.47%
Rate of compensation increase	3.74%	—	3.35%		3.00%	3.18%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,
	2006	2005
	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	Total
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$23.5	$39.8	$23.7	$63.5
Service cost	1.0	—	1.0	1.0
Interest cost	1.0	1.5	0.9	2.4
Net actuarial (gain) or loss	(0.4)	—	0.6	0.6
Settlement gain	—	(0.4)	—	(0.4)
Benefits paid	(0.7)	(40.9)	(0.8)	(41.7)
Translation (gain) or loss	1.2	—	(1.9)	(1.9)

Projected benefit obligation at the end of the year	$25.6	$—	$23.5	$23.5

Accumulated benefit obligation at the end of the year	$21.4	$—	$20.0	$20.0

Change in plan assets
Fair value of plan assets at the beginning of the year	$10.0	$19.3	$8.1	$27.4
Actual return on plan assets	1.0	0.5	1.5	2.0
Benefits paid from plan assets	(0.7)	(40.9)	(0.8)	(41.7)
Employer contributions	2.1	21.1	2.1	23.2
Translation gain	0.4	—	(0.9)	(0.9)

Fair value of plan assets at the end of the year	$12.8	$0.0	$10.0	$10.0

Amounts recognized in the statement of financial position consist of:
Current liabilities	$(0.3)	$—	$(1.9)	$(1.9)
Noncurrent liabilities	(12.5)	—	(10.5)	(10.5)

	$(12.8)	$—	$(12.4)	$(12.4)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$0.8	$—	$—	$—

Weighted average assumptions at the end of the year
Discount rate	4.65%	0.00%	4.39%
Rate of compensation increase	3.74%	0.0%	3.35%

As of December 31, 2006 and 2005, respectively, the assets of the Company’s foreign plans were invested in 45% and 46% equity securities, 46% and 43% debt securities and 9% and 11% in other investments, which included investment contracts and other short-term investments. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the current economic environment.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $21.3 million, $19.7 million, and $9.4 million, respectively, as of December 31, 2006 and $20.2 million, $18.7 million, and $7.4 million, respectively as of December 31, 2005.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The expected benefits for the Company’s defined benefit plans by year from 2006 through 2010 and the five years thereafter are as follows (in millions):

2007	$1.8
2008	0.8
2009	0.8
2010	0.8
2011	1.0
5 years thereafter	9.7

Total	$14.9

As required by SFAS No. 158 for the fiscal periods ending after December 15, 2006, the Company recognizes a liability in its financial statements for the underfunded status of its pension plans. The total underfunded status was $12.8 million at December 31, 2006. The net amount recognized in the Company’s financial statements as of December 31, 2005 was as follows (in millions):

	December 31, 2005
	U.S. Pension Plans	Foreign Pension Plans	Total
Net amount recognized
Funded status	$—	$(13.5)	$(13.5)
Unrecognized prior service cost	—	1.1	1.1

Net amount recognized	$—	$(12.4)	$(12.4)

The Company’s expected contributions to fund the $12.8 million liability at December 31, 2006 by year from 2007 through 2011 and the years thereafter are as follows (in millions):

2007	$3.0
2008	3.0
2009	3.0
2010	3.0
2011	0.8
Thereafter	—

Total	$12.8

Defined Contribution Plans

The Company has a deferred compensation savings plan (“the Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. During the years ended December 31, 2006, 2005 and 2004 the Company elected to have a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, up to an additional 50% of the next 6% of employee contributions. Beginning January 1, 2007, the Company elected to have a discretionary matching contribution of 100% of the first 4% of employee contributions. The Company recognized $4.2 million, $3.8 million and $3.2 million of expense relating to matching contributions in 2006, 2005 and 2004, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.4 million, $0.4 million and $0.2 million relating to these plans for the years ended 2006, 2005 and 2004, respectively.

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

At December 31, 2005 the Company had net outstanding foreign exchange contracts in a sell position with a net notional amount of $11.7 million, however at December 31, 2006, the Company had net foreign exchange contracts in a buy position with a net notional amount of $14.0. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2006 and 2005 (in millions):

	December 31,
	2006 Buy (Sell)	2005 Buy (Sell)
Japanese Yen	$—	$(1.2)
Euro	(4.1)	(17.2)
Taiwan Dollar	(1.0)	—
Chinese Yuan Renminbi	(1.5)	—
Malaysian Ringit	12.2	—
Philippine Peso	(2.0)	—
Singapore Dollar	2.5	—
Czech Koruna	3.3	3.7
Slovakia Koruna	4.6	3.0

	$14.0	$(11.7)

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2006, the counterparty on the Company’s foreign exchange contracts is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2006, 2005 and 2004, realized and unrealized foreign currency transaction gains (losses) totaled $0.5 million, $(3.5) million and $(4.2) million, respectively.

Interest Rate Agreements

As a part of the Company’s risk mitigation strategy, from time to time the Company enters into interest rate swap agreements. During the fourth quarter of 2004, the Company entered into a series of thirty interest rate swap agreements with notional amounts ranging from $210.0 million to $12.5 million each. Each interest rate swap agreement is a floating-to-fixed rate agreement based on LIBOR, and has a one-quarter duration prior to expiration. Each quarter, two interest rate swap agreements are in force through September 2008, with separate high quality counterparties to diversify risks. The total notional amount of the two interest rate swap agreements in force as of December 31, 2006 and 2005 was $210.0 million and $320.0 million, respectively. The counterparties on these interest rate swap agreements are highly rated financial institutions.

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

Other

At December 31, 2006, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows (in millions):

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$(1,176.0)	$(1,192.3)	$(1,067.0)	$(1,019.0)
Foreign currency exchange contracts	—	—	(0.2)	(0.2)
Interest rate agreements	2.2	2.2	3.8	3.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 16:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2006 (in millions):

Year ending December 31,
2007	$9.2
2008	5.9
2009	4.6
2010	2.3
2011	1.4
Thereafter	1.4

Total (1)	$24.8

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2006, 2005 and 2004 was $6.8 million, $7.2 million, and $9.2 million, respectively.

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

The Company’s design center in East Greenwich, Rhode Island is located on property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a Settlement Agreement and Covenant Not To Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Based on the information available, any costs to the Company in connection with this matter are not expected to be material.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Securities Class Action Litigation. During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV- 6942 (“District Court”). On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against the Company are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

On July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of the Company’s individual former officers and current and former directors who were named as defendants in our litigation, and they are no longer parties to the litigation. On February 19, 2003, the District Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the District Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the District Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the District Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The District Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, upon the determination of a special independent committee of the Company’s Board of Directors, the Company elected to participate in a proposed settlement with the plaintiffs in this litigation. If ultimately approved by the District Court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1.0 billion by the participating issuer defendants. If recoveries totaling less than $1.0 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1.0 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1.0 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that we may have against the underwriters of our initial public offerings.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the District Court. On September 1, 2005, the District Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the District Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the District Court took under advisement whether to grant final approval to the proposed settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Court of Appeals’ December 5, 2006 ruling. U.S. District Judge Scheindlin has ordered that all proceedings in the consolidated cases brought against the Company and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing. As a result, in part, of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 17:    Related Party Transactions

As described in Note 1 “Background and Basis of Presentation”, on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of December 31, 2006, TPG owned approximately 33% of the Company’s outstanding shares of common stock.

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

During 2004 the Company incurred approximately $0.2 million of costs and expenses on behalf of TPG in connection with the March 2004 registration with the Securities and Exchange Commission of approximately 111.8 million shares of the Company’s common stock, which are owned by TPG. During 2005, the Company incurred $0.3 million of costs and expenses associated with the conversion of the redeemable preferred stock held by TPG into approximately 49.4 million shares of the Company’s common stock and the issuance of approximately 3.9 million shares of the Company’s common stock to TPG for the related inducement, as described in Note 10 “Redeemable Preferred Stock”.

During 2006 the Company repurchased common stock from TPG, as described in Note 11 “Common Stock and Treasury Stock.”

Note 18:    Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Non-cash financing activities:
Equipment acquired through capital leases	$58.2	$6.2	$7.6
Cash (received) paid for:
Interest income	$11.9	$(5.5)	$(2.3)
Interest expense	47.8	51.4	103.1
Income taxes	(0.7)	4.8	4.5

For the year ended December 31, 2006, purchases of property, plant and equipment did not include $45.5 million of purchases that remained unpaid in accounts payable as of December 31, 2006.

On November 10, 2005, the Company’s preferred stock was converted into approximately 49.4 million shares of the Company’s common stock with approximately 3.9 million additional shares of the Company’s common stock issued to induce the conversion. See Note 10 “Redeemable Preferred Stock” for further discussion. The preferred stock had a book value of $131.1 million as of December 31, 2004. The fair value of the inducement shares on November 10, 2005 was $20.4 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 19:    Segment Information

In May 2006, the Company announced a change in its organizational structure and have organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products and manufacturing services. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. The Company’s manufacturing services, in which the Company manufactures parts for other semiconductor companies, principally in the newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major incentives. Information related to periods prior to this change have been revised as described below to conform to the current presentation.

Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services
AC-DC Conversion	Low & Medium MOSFET	Analog Switches	Bipolar Power	Manufacturing Services
Analog Automotive	Power Switching	Filters	Thyristor
DC-DC Conversion	Signal & Interface	Low Voltage	Small Signal
Rectifier		App. Specific Int. Power	Zener
High Voltage MOSFET			Protection
LDO & Vregs			High Frequency Standard Logic

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, income taxes restructuring, asset impairments and other, net and certain other unallocated manufacturing and operating expenses.

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

In addition to the operating and reporting segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. A portion of the expenses of these groups are allocated to the segments based on specific and general criteria and are included in the operating results reported below. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which includes corporate research and development costs, unallocated inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any segment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues, gross profit and operating income for the Company’s reportable segments for the years ended December 31, 2006 and 2005 are as follows in the table below, in millions. Revenues for the year ended December 31, 2004 by segment are also included in the table below, in millions. Gross profit and operating income by segment for the year ended December 31, 2004 are not included because it would be impractical to do so because manufacturing costs and operating expenses were not systematically tracked by device in 2004. Therefore, data does not exist to reconstruct gross profit or operating income under the new segment structure for the year ended December 31, 2004.

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Year ended December 31, 2006:
Revenues from external customers	$418.2	$347.3	$136.8	$528.9	$100.6	$1,531.8
Segment gross profit	$176.8	$128.4	$70.4	$225.7	$18.9	$620.2
Segment operating income	$91.1	$66.4	$29.0	$144.2	$17.3	$348.0

Year ended December 31, 2005:
Revenues from external customers	$376.4	$268.1	$131.3	$480.6	$4.2	$1,260.6
Segment gross profit	$135.0	$86.4	$61.5	$185.4	$2.0	$470.3
Segment operating income	$61.1	$33.4	$24.1	$110.8	$2.0	$231.4

Year ended December 31, 2004:
Revenues from external customers	$374.7	$276.4	$118.3	$490.5	$7.0	$1,266.9

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements for the years ended December 31, 2005 and 2006 are as follows (in millions):

	Year Ended December 31, 2006	Year Ended December 31, 2005
Gross profit for reportable segments	$620.2	$470.3
Unallocated amounts:
Other unallocated manufacturing costs	(31.2)	(51.8)

Gross profit	$589.0	$418.5

Operating income for reportable segments	$348.0	$231.4
Unallocated amounts:
Restructuring, asset impairments and other, net	6.9	(3.3)
Other unallocated manufacturing costs	(31.2)	(51.8)
Other unallocated operating expenses	(6.7)	(8.7)

Operating income	$317.0	$167.6

Certain costs incurred during the manufacturing process are not allocated to the reportable segments. The decrease in unallocated manufacturing costs from $51.8 million in 2005 to $31.2 million in 2006 was due primarily to manufacturing costs we continued to incur at the East Greenwich, Rhode Island manufacturing facility in 2005 beyond the original anticipated closure date of that facility, which were not allocated to the reportable segments. Similar were not incurred during 2006 due to the completion of the closure in 2005.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Segment information for the year ended December 31, 2005 and 2004 under the prior segment structure, including reconciliations of segment information to the consolidated financial statement amounts, are as follows (in millions):

	Integrated Power Group	Analog Products Group	Total
Year ended December 31, 2006:
Revenues from external customers	$879.0	$652.8	$1,531.8
Segment operating income	$184.3	$163.7	$348.0

Year ended December 31, 2005:
Revenues from external customers	$700.0	$560.6	$1,260.6
Segment operating income	$122.4	$109.0	$231.4

Year ended December 31, 2004
Revenues from external customers	$705.5	$561.4	$1,266.9
Segment operating income	$103.1	$93.4	$196.5

	Year Ended December 31, 2005	Year Ended December 31, 2004
Operating income for reportable segments	$231.4	$196.5
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.3)	(19.6)
Other unallocated manufacturing costs	(51.8)	(11.5)
Other unallocated operating expenses	(8.7)	(15.5)

Operating income	$167.6	$149.9

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

Revenues by geographic location, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Year ended December 31,
	2006	2005	2004
United States	$393.4	$294.8	$343.4
The Other Americas	3.6	4.2	4.1
United Kingdom	228.0	206.7	116.4
The Other Europe	0.2	0.1	92.7
Hong Kong	546.5	427.2	361.7
Singapore	160.6	142.4	151.3
The Other Asia/Pacific	199.5	185.2	197.3

	$1,531.8	$1,260.6	$1,266.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2006	2005
China	$105.5	$110.6
United States	169.7	77.1
Europe	101.9	85.6
Malaysia	91.0	74.3
Japan	66.6	64.3
The Other Asia/Pacific	40.0	25.7
The Other Americas	3.4	0.9

	$578.1	$438.5

Sales to two customers accounted for approximately 11% and 9% respectively of the Company’s revenue during 2006 compared to approximately 10% and 9% respectively in 2005 and approximately 12% and 9% during 2004.

ON SEMICONDUCTOR CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information for 2006 and 2005 follows (in millions, except per share data):

	Quarter ended 2006
	March 31	June 30	September 29	December 31
Revenues	$334.0	$375.3	$420.9	$401.6
Gross profit	117.7	153.2	160.4	157.7
Net income	40.4	67.5	76.8	87.4
Diluted net income per common share	$0.12	$0.19	$0.23	$0.26

	Quarter ended 2005
	April 1	July 1	September 30	December 31 (1) (2)
Revenues	$302.4	$302.8	$313.6	$341.8
Gross profit	96.2	98.5	104.1	119.7
Net income before cumulative effect of accounting change	14.8	18.5	23.5	46.7
Net income	14.8	18.5	23.5	43.8
Diluted net income before cumulative effect of accounting change per common share	$0.04	$0.05	$0.06	$0.08
Diluted net income per common share	$0.04	$0.05	$0.06	$0.07

(1)	In 2005, the Company adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The impact of the adoption of FIN 47 to the Company’s financial condition and results of operations for the quarter and year ended December 31, 2005 was a charge of $2.9 million, net of an income tax benefit of $0.3 million.
(2)	Diluted net income per common share before and after cumulative effect of accounting change for the quarter ended December 31, 2005 included the dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million. On November 10, 2005, the Company entered into a Conversion and Termination Agreement with TPG to convert the preferred stock into 49,364,080 shares of common stock. Additionally, the Company issued 3,949,126 shares of common stock to TPG to induce the conversion of the preferred stock, which had a fair value of $20.4 million at the date of conversion.

ON SEMICONDUCTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Writeoffs		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2004	$2.4	$—	$—		$—		$2.4

Year ended December 31, 2005	$2.4	$2.0	$—		$—		$4.4	(2)

Year ended December 31, 2006	$4.4	$0.7	$—		$—		$5.1	(2)

Allowance for deferred tax assets
Year ended December 31, 2004	$636.2	$54.8	$3.6	(1)	$—		$694.6

Year ended December 31, 2005	$694.6	$—	$2.2	(1)	$(27.6	)(4)	$669.2

Year ended December 31, 2006	$669.2	$(4.2)	$—		$—		$665.0

Allowance for tax receivables
Year ended December 31, 2004	$—	$9.9	$—		$—		$9.9

Year ended December 31, 2005	$9.9	$0.1	$(0.7	)(3)	$—		$9.3

Year ended December 31, 2006	$9.3	$—	$0.4	(3)	$(6.7	)(5)	$3.0

(1)	Represents the valuation allowance related to the tax benefit for stock options.
(2)	The allowance for doubtful accounts as of December 31, 2006 and 2005 includes $0.3 million and $1.6 million, respectively of reserves against receivables that are expected to be collected after 2006 and are included in other assets on the consolidated balance sheet.
(3)	Represents the change due to fluctuations of foreign currency values.
(4)	Represents the change in valuation allowance related to the decrease in deferred tax assets, primarily in the United States.
(5)	Represents the reversal of allowance for tax receivables against certain foreign income tax and research and development tax receivables.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.4	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Corporation’s First Quarter Form 10-Q filed with the Commission on April 27, 2006)††

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through May 30, 2006 (incorporated by reference from Exhibit 3.1(a) to the Corporation’s Second Quarter Form 10-Q filed with the Commission on July 28, 2006)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.2 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.3(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005 (incorporated by reference from Exhibit 4.3(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

4.4	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Form 8-K Current Report filed with the Commission on September 7, 2001)

4.5	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.	Exhibit Description
4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SMG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between the ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K filed with the Commission on December 27, 2005)

4.12	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation and certain of its subsidiaries, and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on July 26, 2006)

4.13	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on July 26, 2006)

4.14	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K filed with the Commission on July 26, 2006)

4.15	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on December 20, 2006)

Exhibit No.	Exhibit Description
4.16	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on December 20, 2006)

4.17	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Corporation’s Form 8-K filed with the Commission on December 20, 2006)

10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No. 1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.1(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

Exhibit No.	Exhibit Description
10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.8(e)	Amendment No. 4 to Employment Agreement with William George executed on September 1, 2006 (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on September 8, 2006)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.10(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(d)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(f)	Performance Based Stock Option Agreement (Peter Green) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Corporation’s First Quarter Form 10-Q filed with the Commission on April 27, 2006)(2)

10.10(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on July 28, 2006)(2)

Exhibit No.	Exhibit Description
10.11	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.12(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.12(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.13	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.13	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.14(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15(a)	Employment Agreement effective as of March 28, 2002, between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.4 of First Quarter 2002 Form 10-Q filed with the Commission on May 9, 2002)(2)

10.15(b)	Amendment No. 1 to Employment Agreement for William Bradford, executed on March 20, 2003, by and between Semiconductor Components Industries, LLC and William Bradford (incorporated by reference from Exhibit 10.39(b) to Registration Statement No. 333-104927 filed with the Commission on May 1, 2003)(2)

10.16	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on July 28, 2006)

10.17(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.17(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.17(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)(2)

10.17(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)(2)

10.17(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on February 17, 2006)(2)

Exhibit No.	Exhibit Description
10.17(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on September 8, 2006)(2)

10.18(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.18(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.19(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.19(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.20	Collateral Assignment dated as of August 4, 1999, as amended and restated as of March 3, 2003, between Semiconductor Components Industries, LLC and JPMorgan Chase Bank, as collateral agent for the Secured Parties, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference from Exhibit 10.56 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.21	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on May 27, 2005)(2)

10.22	Amendment and Restatement Agreement, dated as of February 6, 2006 among ON Semiconductor Corporation (“Holdings”), Semiconductor Components Industries, LLC (“Borrower”), the lenders party hereto, and JPMorgan Chase Bank, N.A. as administrative agent, under the Credit Agreement dated as of August 4, 1999, as amended and restated as of December 23, 2004 and as amended as of November 4, 2005, among Holdings, the Borrower, the lenders party thereto, and the administrative agent (incorporated by reference from Exhibit 10.24 to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.23(a)	Amended and Restated Credit Agreement, dated as of August 4, 1999, as amended and restated as of February 6, 2006, among ON Semiconductor Corporation, Semiconductor Component Industries, LLC, as borrower, the lenders party hereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.25 to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

Exhibit No.	Exhibit Description
10.23(b)	Amendment dated as of March 3, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. (incorporated by reference from Exhibit 10.4 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on July 28, 2006)

10.23(c)	Amendment and Waiver dated as of September 27, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. (incorporated by reference from Exhibit 10.1 to the Corporation’s Third Quarter Form 10-Q filed with the Commission on October 30, 2006)

10.23(d)	Third Amendment and Waiver dated as of December 8, 2006, to the Amended and Restated Credit Agreement dated as of August 4, 1999, as amended and restated as of February 6, 2006 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent.(1)

10.24	Reaffirmation Agreement, dated as of February 6, 2006 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the subsidiary guarantors of ON Semiconductor that are signatories thereto, and JPMorgan Chase Bank, N.A. as administrative agent, issuing bank and collateral agent for the benefit of the lenders (incorporated by reference from Exhibit 10.26 to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.25(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.25(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)

10.25(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.25(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.26	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on May 27, 2005)(2)

10.27	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles “Bob” Mahoney(1)(2)

Exhibit No.	Exhibit Description
10.28	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles “Bob” Mahoney (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on July 13, 2006)(2)

10.29	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Corporation’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit 2.1 of the Corporation’s First Quarter 10-Q filed with the Commission on April 27, 2006)††

10.30	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on March 23, 2006) (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on March 29, 2006)(2)

10.31	Transition and Separation Agreement between Semiconductor Components Industries, LLC and Peter Green dated October 27, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on October 30, 2006)(2)

10.32(a)	Bill of Sale dated November 7, 2006 executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on November 13, 2006)

10.32(b)	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on November 13, 2006)

10.32(c)	Schedule No. 001 executed as of November 7, 2006 between Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on November 13, 2006)

10.33	Purchase Agreement dated December 27, 2006 between the Company and TPG (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on December 28, 2006)

14	ON Semiconductor Corporation Code of Business Conduct effective as of September 19, 2005 (incorporated by reference from Exhibit 14 to the Corporation’s Form 8-K filed with the Commission on September 20, 2005)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

