Form 10-Q
period 2007-03-30
ON SEMICONDUCTOR CORP
filed 2007-04-27
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on April 20, 2007:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	292,438,733

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	March 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$275.8	$268.8
Receivables, net	174.3	177.9
Inventories, net	213.3	212.7
Other current assets	35.7	34.3
Deferred income taxes	8.5	7.1

Total current assets	707.6	700.8
Property, plant and equipment, net	594.8	578.1
Goodwill	81.1	80.7
Intangible assets, net	9.8	10.4
Other assets	47.4	46.5

Total assets	$1,440.7	$1,416.5

Liabilities, Minority Interests and Stockholders’ Deficit
Accounts payable	$138.2	$165.7
Accrued expenses	104.3	111.7
Income taxes payable	2.5	3.2
Accrued interest	5.2	1.3
Deferred income on sales to distributors	121.8	123.2
Current portion of long-term debt	26.7	27.9

Total current liabilities	398.7	433.0
Long-term debt	1,123.7	1,148.1
Other long-term liabilities	51.3	35.8
Deferred income taxes	5.2	4.2

Total liabilities	1,578.9	1,621.1

Commitments and contingencies (See Note 9)

Minority interests in consolidated subsidiaries	19.0	20.8

Common stock ($0.01 par value, 600,000,000 shares authorized, 332,510,752 and 326,765,402 shares issued, 292,094,782 and 286,349,432 shares outstanding)	3.3	3.3
Additional paid-in capital	1,380.1	1,356.4
Accumulated other comprehensive loss	(1.0)	(0.4)
Accumulated deficit (See Note 4)	(1,239.6)	(1,284.7)
Less: Treasury stock, at cost; 40,415,970 and 40,415,970 shares, respectively	(300.0)	(300.0)

Total stockholders’ deficit	(157.2)	(225.4)

Total liabilities, minority interests and stockholders’ deficit	$1,440.7	$1,416.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	March 30, 2007	March 31, 2006
Product revenues	$347.8	$333.0
Manufacturing service revenues	26.4	1.0

Net Revenues	374.2	334.0

Cost of product revenues	209.0	215.6
Cost of manufacturing revenues	28.6	0.7

Cost of revenues	237.6	216.3

Gross profit	136.6	117.7

Operating expenses:
Research and development	30.8	23.6
Selling and marketing	22.9	21.0
General and administrative	20.2	20.2

Total operating expenses	73.9	64.8

Operating income	62.7	52.9

Other income (expenses), net:
Interest expense	(9.7)	(13.0)
Interest income	2.8	2.0
Other	(0.5)	1.0
Loss on debt prepayment	(0.1)	—

Other income (expenses), net	(7.5)	(10.0)

Income before income taxes and minority interests	55.2	42.9
Income tax provision	(0.6)	(2.0)
Minority interests	(0.6)	(0.5)

Net income	$54.0	$40.4

Comprehensive income:
Net income	$54.0	$40.4
Foreign currency translation adjustments	0.2	1.1
Effects of cash flow hedges	(0.8)	1.4

Comprehensive income	$53.4	$42.9

Income per common share:
Basic	$0.19	$0.13

Diluted	$0.18	$0.12

Weighted average common shares outstanding:
Basic	289.5	311.8

Diluted	300.6	346.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$54.0	$40.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.1	23.5
Gain on sale or disposal of fixed assets	(2.5)	—
Proceeds from termination of interest rate swaps	1.4	—
Amortization of debt issuance costs	1.1	0.6
Provision for excess inventories	1.6	2.5
Non-cash portion of loss on debt prepayment	0.1	—
Non-cash stock compensation expense	3.3	1.9
Deferred income taxes	(0.4)	0.4
Other	0.1	(1.0)
Changes in assets and liabilities:
Receivables	3.8	(18.1)
Inventories	(2.2)	(8.1)
Other assets	(7.5)	(9.1)
Accounts payable	(12.9)	(4.9)
Accrued expenses	(7.3)	6.5
Income taxes payable	(0.7)	(1.0)
Accrued interest	3.9	0.7
Deferred income on sales to distributors	(1.4)	16.1
Other long-term liabilities	6.6	0.1

Net cash provided by operating activities	63.1	50.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(49.0)	(31.7)
Funds deposited for purchases of property, plant and equipment	(1.4)	(1.6)
Proceeds from sales of available-for-sale securities	—	2.3
Proceeds from sales of property, plant and equipment	7.2	0.2

Net cash used in investing activities	(43.2)	(30.8)

Cash flows from financing activities:
Proceeds from debt issuance	0.5	—
Proceeds from issuance of common stock under the employee stock purchase plan	1.1	0.5
Proceeds from stock option exercises	19.2	5.2
Dividend to minority shareholder of consolidated subsidiary	(2.8)	—
Payment of capital lease obligation	(3.4)	(1.7)
Payment of debt issuance and amendment costs	(0.4)	(1.4)
Repayment of long-term debt	(26.9)	(4.6)

Net cash used in financing activities	(12.7)	(2.0)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3

Net increase in cash and cash equivalents	7.0	18.0
Cash and cash equivalents, beginning of period	268.8	233.3

Cash and cash equivalents, end of period	$275.8	$251.3

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

On August 4, 1999, the Company was recapitalized and certain related transactions were effected pursuant to an agreement among ON Semiconductor Corporation, its principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (“TPG”). Because TPG did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the recapitalization.

The accompanying unaudited financial statements as of March 30, 2007, and for the quarter ended March 30, 2007 and March 31, 2006 respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Note 2: Liquidity

During the quarter ended March 30, 2007, the Company reported net income of $54.0 million compared to $40.4 million for the quarter ended March 31, 2006. Net cash provided by operating activities was $63.1 million for the quarter ended March 30, 2007, as compared to $50.5 million for the quarter ended March 31, 2006.

At March 30, 2007, the Company had $275.8 million in cash and cash equivalents, net working capital of $308.9 million, term and revolving debt of $1,150.4 million in the aggregate and a stockholders’ deficit of $157.2 million. The Company’s long-term debt is due at various times ranging from 2007 to 2026 depending on the debt instrument (see Note 6: Long-Term Debt). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of March 30, 2007 and expects to remain in compliance with over the next twelve months.

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

If the Company fails to generate sufficient cash from operations, it may need to sell additional equity or borrow additional funds to achieve its longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be on terms acceptable to the Company. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through at least March 30, 2008. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, tax reserves and pension obligations; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

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

Approximately 16% of the Company’s revenues for the quarter ended March 30, 2007, are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter ended March 30, 2007, the Company’s revenues from Delphi accounted for less than 3% of its total revenues. During the quarter ended March 30, 2007, the Company sold, without discount, to a third party with recourse to the Company all of its receivables due from Delphi of $5.4 million that are subject to collection pending resolution of the reorganization proceedings.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to projected end user demand. Projected end user demand is generally based on sales during the prior twelve months. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions as well as the Company’s design activities can cause certain of its products to become obsolete.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-50 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods. During periods prior to the second quarter of 2006, a majority of the machinery and equipment was depreciated on a straight-line basis over a useful life of 5 years. During the second quarter of 2006, the Company changed the estimated useful life for a majority of its machinery and equipment currently in use from 5 years to 10 years. See Note 4: Accounting Changes for further discussion. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment charge is recognized when the undiscounted expected cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

The Company plans to sell approximately 42 acres of land and two buildings located at its corporate headquarters in Phoenix, Arizona. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility. During the first quarter of 2007, the Company entered into an agreement to sell approximately 20 acres of the land for approximately $11.5 million subject to certain adjustments. If the sale is completed, at the originally contracted price, the Company expects to record a gain of approximately $10.0 million during the quarter the transaction closes. The remaining property and buildings are currently being marketed for sale with a list price between $10.0 million and $15.0 million.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry) and in the Company’s September 2006 acquisition of an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”). When the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the net carrying value of the Cherry Goodwill was $77.3 million, which included $18.4 million of accumulated amortization. Additionally, during the third quarter of 2006 the Company acquired additional interest in its investment in Leshan for $9.2 million, for which the incremental interest in the underlying net tangible assets had an estimated fair value of $5.4 million resulting in $3.8 million of Goodwill. Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

Intangible Assets

Intangible assets consist of values assigned to intellectual property and assembled workforce resulting from the May 2006 purchase by the Company’s principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”) of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility. These are stated at cost less accumulated amortization and are amortized over their economic useful life of 5 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of March 30, 2007 (in millions):

	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual Property	$5.2	$(0.9)	$4.3	5
Assembled Workforce	$6.7	(1.2)	$5.5	5

Total intangibles	11.9	(2.1)	9.8

Amortization expense for intangible assets amounted to $0.6 million for the quarter ended March 30, 2007, and is expected to be as follows over the next five years (in millions).

	Intellectual Property	Assembled Workforce
Remainder of 2007	$0.8	$0.9
2008	1.0	1.3
2009	1.0	1.3
2010	1.0	1.3
2011	0.5	0.7

Total estimated amortization expense	$4.3	$5.5

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $22.1 million and $22.9 million at March 30, 2007 and December 31, 2006, respectively.

Revenue Recognition

The Company generates product revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. The Company also generates revenue, although to a much lesser extent, from manufacturing services provided to customers. The Company recognizes product revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the end customer net of provisions for related sales returns and allowances. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in the consolidated balance sheet. The Company recognizes the related revenue and margin when the distributor informs the Company that it has resold the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days. Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred. Taxes assessed by governmental authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

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

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of March 30, 2007, the Company had no unvested awards with market or performance conditions, although it did have outstanding awards with time and service based vesting provisions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income within stockholders’ deficit.

Defined Benefit Plans

The Company maintains pension plans covering certain of its foreign employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of March 30, 2007 was 6.7%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” effective December 31, 2005.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable.

Note 4: Accounting Changes

Estimated Useful Life

During the quarter ended June 30, 2006, the Company commissioned a study of the manufacturing equipment at its worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. Management, factoring in the results of this study, has revised the estimated useful lives of its manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $5.4 million, increase net income by $5.4 million and increase both basic and diluted net income per share by $0.02 and $0.02 for the quarter ended March 30, 2007.

Adoption of FASB Interpretation No. 48 Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions” (“FIN 48”). As a result of the adoption of FIN 48, the Company recognized the cumulative effect of applying the provisions of FIN 48 as an $8.9 million change to the opening balance of accumulated deficit as of January 1, 2007. The amount of unrecognized tax benefit as of January 1, 2007 after the FIN 48 adjustment was $25.8 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

The entire January 1, 2007 balance of $25.8 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. At January 1, 2007, the Company had accrued approximately $4.0 million for the payment of interest and penalties.

The impact of the adoption of FIN 48 on the opening balance of accumulated deficit as of January 1, 2007 is as follows (in millions):

Accumulated deficit as of December 31, 2006	$(1,284.7)
Impact of adoption of FIN 48 on accumulated deficit as of January 1, 2007	(8.9)

Accumulated deficit as of January 1, 2007	(1,293.6)
Net income for the quarter ended March 30, 2007	54.0

Accumulated deficit as of March 30, 2007	$(1,239.6)

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	March 30, 2007	December 31, 2006
Receivables, net:
Accounts receivable	$178.8	$182.7
Less: Allowance for doubtful accounts	(4.5)	(4.8)

	$174.3	$177.9

Inventories, net:
Raw materials	$25.5	$25.6
Work in process	110.2	104.7
Finished goods	77.6	82.4

	$213.3	$212.7

Property, plant and equipment, net:
Land	$27.9	$27.9
Buildings	369.4	368.9
Machinery and equipment	1,186.6	1,157.3

Total property, plant and equipment	1,583.9	1,554.1
Less: Accumulated depreciation	(989.1)	(976.0)

	$594.8	$578.1

Accrued expenses:
Accrued payroll	$40.3	$48.6
Sales related reserves	38.4	34.8
Accrued pension liability	0.1	0.3
Other	25.5	28.0

	$104.3	$111.7

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$(1.7)	$(1.9)
Unrecognized prior service cost of defined benefit pension plan	(0.8)	(0.8)
Net unrealized gains or losses and adjustments related to cash flow hedges	1.5	2.3

	$(1.0)	$(0.4)

The activity related to the Company’s warranty reserves for the quarter ended March 30, 2007 is as follows (in millions):

Balance as of December 31, 2006	$2.4
Provision	0.6
Usage	(0.1)
Reserve released	—

Balance as of March 30, 2007	$2.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

The activity related to the Company’s warranty reserves for the quarter ended March 31, 2006 is as follows (in millions):

Balance as of December 31, 2005	$4.0
Provision	0.3
Usage	(0.3)
Reserve released	—

Balance as of March 31, 2006	$4.0

The Company maintains a defined benefit plan for some of its foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for the unfunded status of its pension plans. As of March 30, 2007 and December 31, 2006, the total accrued pension liability was $12.7 million and $12.8 million, respectively, of which the current portion of $0.1 million and $0.3 million, respectively, were classified as accrued expenses. Included within accumulated other comprehensive income at March 30, 2007 was $0.8 million related to unrecognized prior service cost for these plans. The components of the Company’s net periodic pension expense for the quarters ended March 30, 2007 and March 31, 2006 are as follows (in millions):

	Quarter Ended
	March 30, 2007	March 31, 2006
Service cost	$0.3	$0.2
Interest cost	0.3	0.3
Expected return on plan assets	(0.2)	(0.1)
Amortization of prior service cost	0.1	0.1

Total net periodic pension cost	$0.5	$0.5

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

	March 30, 2007	December 31, 2006
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.1000% and 7.6140%, respectively	$175.0	$198.9
Revolver	—	—

	175.0	198.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2007 through 2010, interest payable semi-annually	10.9	12.4
Loan with a Chinese bank due 2009, interest payable quarterly at 6.5500% and 6.5650%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 6.5500% and 6.5650%, respectively	6.0	6.0
Loan with Chinese bank due 2007 through 2013, interest payable semi-annually at 6.580%	9.2	9.6
Loan with Chinese bank due 2007 through 2009, interest payable semi-annually at 6.6000%	18.9	20.0
Loan with Chinese bank due 2009, interest payable semi-annually at 6.52% and 6.5600%, respectively	5.0	5.0
5.0% Note payable to Oregon State due 2009	0.5	—
Capital lease obligations	71.9	71.1

	1,150.4	1,176.0
Less: Current maturities	(26.7)	(27.9)

	$1,123.7	$1,148.1

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

Annual maturities relating to the Company’s long-term debt as of March 30, 2007 are as follows (in millions):

Remainder of 2007	$19.2
2008	26.1
2009	56.6
2010	276.5
2011	14.0
Thereafter	758.0

Total	$1,150.4

March 2007 Amendment to Senior Bank Facilities

In March 2007, the Company refinanced the term loans under its senior bank facilities to reduce, among other things, the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, using cash generated from operations, the Company repaid approximately $23.9 million of the term loans under the senior bank facilities. Terms within the Company’s senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should the Company exceed minimum leverage and secured leverage ratios as specified therein.

Oregon State Note

In January 2007, the Company recorded the receipt of $0.5 million of proceeds from a loan agreement and promissory note with the State of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

Oregon for the purpose of developing local business. The total loan is expected to be for $1.5 million and is to be disbursed in three (3) equal payments with each payment conditioned on the completion of certain requirements by the Company. The note is for the loan amount or so much thereof as has been disbursed. The note matures on July 31, 2009 and carries an annual interest rate of 5.0%. The State of Oregon will forgive all or a portion of the loan and accrued interest upon the satisfaction by the Company of certain conditions, including maintaining 400 full-time equivalent employees at the Gresham, Oregon facility for a specific period of time.

Loss on Debt Prepayment

In March 2007, the Company incurred a loss on debt prepayment of $0.1 million resulting from the prepayment of $23.9 million of our senior bank facilities.

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, “the Notes”). The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidating financial information for the issuer of the notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of March 30, 2007
Cash and cash equivalents	$—	$206.0	$—	$69.8	$—	$275.8
Receivables, net	—	38.0	—	136.3	—	174.3
Inventories, net	—	33.0	—	176.4	3.9	213.3
Other current assets	—	6.5	—	29.2	—	35.7
Deferred income taxes	—	0.4	—	8.1	—	8.5

Total current assets	—	283.9	—	419.8	3.9	707.6
Property, plant and equipment, net	—	165.9	3.5	425.4	—	594.8
Goodwill and intangible assets	—	14.5	73.0	3.4	—	90.9
Investments and other assets	478.3	496.6	43.5	18.4	(989.4)	47.4

Total assets	$478.3	$960.9	$120.0	$867.0	$(985.5)	$1,440.7

Accounts payable	$—	$27.7	$0.3	$110.2	$—	$138.2
Accrued expenses and other current liabilities	4.4	62.5	1.0	69.0	1.8	138.7
Deferred income on sales to distributors	—	32.0	—	89.8	—	121.8

Total current liabilities	4.4	122.2	1.3	269.0	1.8	398.7

Long-term debt (1)	839.0	224.1	—	60.6	—	1,123.7
Other long-term liabilities	—	35.6	0.2	15.5	—	51.3
Deferred Income Taxes	—	0.4	—	4.8	—	5.2
Intercompany (1)	(207.9)	(40.2)	(11.5)	54.1	205.5	—

Total liabilities	635.5	342.1	(10.0)	404.0	207.3	1,578.9
Minority interests in consolidated subsidiaries	—	—	—	—	19.0	19.0
Stockholders’ equity (deficit)	(157.2)	618.8	130.0	463.0	(1,211.8)	(157.2)

Liabilities, minority interests and stockholders’ equity (deficit)	$478.3	$960.9	$120.0	$867.0	$(985.5)	$1,440.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2006
Cash and cash equivalents	$—	$186.7	$—	$82.1	$—	$268.8
Receivables, net	—	35.5	—	142.4	—	177.9
Inventories, net	—	35.3	—	175.5	1.9	212.7
Other current assets	—	7.9	—	26.4	—	34.3
Deferred income taxes	—	(1.8)	—	8.9	—	7.1

Total current assets	—	263.6	—	435.3	1.9	700.8
Property, plant and equipment, net	—	166.7	3.0	408.4	—	578.1
Goodwill	—	14.9	72.6	3.6	—	91.1
Investments and other assets	406.4	248.7	48.5	19.0	(676.1)	46.5

Total assets	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

Accounts payable	$—	$42.3	$0.1	$123.3	$—	$165.7
Accrued expenses and other current liabilities	0.7	69.9	1.0	70.8	1.7	144.1
Deferred income on sales to distributors	—	39.9	—	83.3	—	123.2

Total current liabilities	0.7	152.1	1.1	277.4	1.7	433.0

Long-term debt (1)	839.0	248.0	—	61.1	—	1,148.1
Other long-term liabilities	—	20.3	0.2	15.3	—	35.8
Deferred income taxes	—	(1.8)	—	6.0	—	4.2
Intercompany (1)	(207.9)	(266.1)	179.9	88.6	205.5	—

Total liabilities	631.8	152.5	181.2	448.4	207.2	1,621.1
Minority interests in consolidated subsidiaries	—	—	—	—	20.8	20.8
Stockholders’ equity (deficit)	(225.4)	541.4	(57.1)	417.9	(902.2)	(225.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year quarter ended March 30, 2007

Revenues	$—	$138.2	$2.5	$454.9	$(221.4)	$374.2
Cost of revenues	—	116.4	0.5	344.1	(223.4)	237.6

Gross profit	—	21.8	2.0	110.8	2.0	136.6

Research and development	—	6.9	3.2	20.7	—	30.8
Selling and marketing	—	12.5	0.3	10.1	—	22.9
General and administrative	—	(2.4)	—	22.6	—	20.2
Restructuring, asset impairments and other, net	—	—	—	—	—	—

Total operating expenses	—	17.0	3.5	53.4	—	73.9

Operating income (loss)	—	4.8	(1.5)	57.4	2.0	62.7
Interest expense, net	(4.6)	1.5	(2.1)	(1.7)	—	(6.9)
Other	—	(0.9)	—	0.4	—	(0.5)
Gain (loss) on debt prepayment and early extinguishment of debt	—	(150.1)	150.0	—	—	(0.1)
Equity in earnings	58.6	200.0	0.6	—	(259.2)	—

Income (loss) before income taxes, and minority interests	54.0	55.3	147.0	56.1	(257.2)	55.2
Income tax provision	—	2.4	—	(3.0)	—	(0.6)
Minority interests	—	—	—	—	(0.6)	(0.6)

Net income (loss)	$54.0	$57.7	$147.0	$53.1	$(257.8)	$54.0

Net cash provided by (used in) operating activities	$—	$(208.3)	$179.6	$91.8	$—	$63.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22.6)	—	(26.4)	—	(49.0)
Funds deposited for purchases of property, plant and equipment	—	—	—	(1.4)	—	(1.4)
Proceeds from sales of property, plant and equipment	—	0.4	—	6.8	—	7.2

Net cash provided by (used in) investing activities	—	(22.2)	—	(21.0)	—	(43.2)

Cash flows from financing activities:
Intercompany loans	—	(158.6)	—	158.6	—	—
Intercompany loan repayments	—	409.8	(179.6)	(230.2)	—	0.0
Proceeds from debt issuance	—	0.5	—	—	—	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.1	—	—	—	1.1
Proceeds from exercise of stock options and warrants	—	19.2	—	—	—	19.2
Dividends to minority shareholder of consolidated subsidiary	—	5.3	—	(8.1)	—	(2.8)
Equity injections from parent	—	—	5.3	—	—	5.3
Subsidiary declared dividend	—	—	(5.3)	—	—	(5.3)
Payment of capital lease obligation	—	(3.2)	—	(0.2)	—	(3.4)
Payment of debt issuance costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(23.9)	—	(3.0)	—	(26.9)

Net cash provided by (used in) financing activities	—	249.8	(179.6)	(82.9)	—	(12.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	—	19.3	—	(12.3)	—	7.0
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$206.0	$—	$69.8	$—	$275.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year quarter ended March 31, 2006

Revenues	$—	$111.4	$—	$433.7	$(211.1)	$334.0
Cost of revenues	—	88.5	0.7	339.6	(212.5)	216.3

Gross profit	—	22.9	(0.7)	94.1	1.4	117.7

Research and development	—	4.4	2.9	16.3	—	23.6
Selling and marketing	—	11.4	0.2	9.4	—	21.0
General and administrative	—	1.8	—	18.4	—	20.2

Total operating expenses	—	17.6	3.1	44.1	—	64.8

Operating income (loss)	—	5.3	(3.8)	50.0	1.4	52.9
Interest expense, net	(1.0)	(4.3)	(2.3)	(3.4)	—	(11.0)
Other	—	2.6	—	(1.6)	—	1.0
Equity in earnings	41.4	38.1	0.6	—	(80.1)	—

Income (loss) before income taxes, and minority interests	40.4	41.7	(5.5)	45.0	(78.7)	42.9
Income tax provision	—	(0.6)	—	(1.4)	—	(2.0)
Minority interests	—	—	—	—	(0.5)	(0.5)

Net income (loss)	$40.4	$41.1	$(5.5)	$43.6	$(79.2)	$40.4

Net cash provided by operating activities	$—	$34.1	$—	$16.4	$—	$50.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(9.1)	—	(22.6)	—	(31.7)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.6)	—	(1.6)
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	0.2	—	—	—	0.2

Net cash used in investing activities	—	(6.6)	—	(24.2)	—	(30.8)

Cash flows from financing activities:
Intercompany loans	—	(73.8)	—	73.8	—	—
Intercompany loan repayments	—	70.1	—	(70.1)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	0.5	—	—	—	0.5
Proceeds from exercise of stock options	—	5.2	—	—	—	5.2
Payment of capital lease obligation	—	(1.7)	—	—	—	(1.7)
Payment of debt issuance costs	—	(1.4)	—	—	—	(1.4)
Repayment of long term debt	—	(1.7)	—	(2.9)	—	(4.6)

Net cash provided by (used in) financing activities	—	(2.8)	—	0.8	—	(2.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	—	24.7	—	(6.7)	—	18.0
Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$171.7	$—	$79.6	$—	$251.3

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

Note 7: Common Stock and Treasury Stock

Income per share calculations for the quarters ended March 30, 2007 and March 31, 2006, are as follows (in millions, except per share data):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

	Quarter Ended
	March 30, 2007	March 31, 2006
Net income	$54.0	$40.4
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	—	0.4

Diluted net income applicable to common stock	$54.0	$40.8

Basic weighted average common shares outstanding	289.5	311.8
Add: Incremental shares for :
Dilutive effect of equity based compensation	8.2	7.6
1.875% convertible senior subordinated notes	2.9	0.5
Convertible zero coupon senior subordinated notes	—	26.5

Diluted weighted average common shares outstanding	300.6	346.4

Income per common share
Basic:	$0.19	$0.13

Diluted:	$0.18	$0.12

Basic income per share is computed by dividing net income, by the weighted average number of common shares outstanding during the period.

Diluted income per share incorporates the incremental impact of shares issuable upon the assumed exercise of stock options for the quarters ended March 30, 2007 and March 31, 2006 and upon the assumed conversion of the zero coupon convertible senior subordinated notes for the quarter ended March 31, 2006.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded option shares were 7.0 million and 8.7 million for the quarter ended March 30, 2007 and March 31, 2006, respectively.

For the quarter ended March 30, 2007, the assumed conversion of the zero coupon convertible senior subordinated notes due 2024 was also excluded in determining diluted earnings per share as the impact would have been anti-dilutive. The zero coupon convertible senior subordinated notes are convertible into cash up to the par value of $260.0 million, based on a conversion price of $9.82 per share. The excess of fair value over par value is convertible into stock. As of March 30, 2007, the Company’s common stock traded below $9.82 per share; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarter ended March 30, 2007, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on an initial conversion price of approximately $10.50 per share. The excess of fair value over par value is convertible into stock. As of March 30, 2007, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of March 30, 2007.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

Note 8: Employee Stock Benefit Plans

Stock Options

There was an aggregate of 20.7 million and 18.5 million shares of common stock available for grant under the Company’s stock option plans at March 30, 2007 and December 31, 2006, respectively. The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The weighted-average estimated fair value of stock options granted during the quarters ended March 30, 2007 and March 31, 2006 was $3.59 and $2.97 per share, respectively, and was calculated using the lattice model with the following weighted-average assumptions (annualized percentages):

	Quarter Ended March 30, 2007	Quarter Ended March 31, 2006
Volatility	41.2%	49.0%
Risk-free interest rate	4.5%	4.7%
Post-vesting forfeiture rate	8.1%	9.3%
Rate of exercise	35.9%	28.6%

The expected life for options granted during the quarters ended March 30, 2007 and March 31, 2006 derived from the lattice model was 4.2 and 4.0 years, respectively. Pre-vesting forfeitures were estimated to be approximately 13% and 16% in the quarter ended March 30, 2007 and March 31, 2006, respectively, based on historical experience.

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Quarter Ended March 30, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2006	27.3	$5.39
Grants	5.1	9.19
Exercises	(5.6)	3.43
Cancellations	(0.5)	7.59

Outstanding at March 30, 2007	26.3	$6.51	7.4	$74.4

Exercisable at March 30, 2007	13.1	$6.03	5.7	$47.4

Additional information about stock options outstanding at March 30, 2007 with exercise prices less than or above $8.92 per share, the closing price at March 30, 2007, follows (number of shares in millions):

	Exerciseable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $8.92	11.5	$4.80	8.3	$5.67	19.8	$5.17
Above $8.92	1.6	$15.08	4.9	$9.22	6.5	$10.62

Total outstanding	13.1	$6.03	13.2	$6.99	26.3	$6.51

Restricted Stock Units

Restricted stock units vest over three years and are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s non-vested restricted stock units granted to certain officers and directors of the Company as of March 30, 2007, and changes during the quarter ended March 30, 2007.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

	Quarter Ended March 30, 2007
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2006	0.3	$6.21
Granted	0.5	9.21
Vested	(0.1)	6.24
Forfeited	—	—

Nonvested shares of restricted stock units at March 30, 2007	0.7	$8.14

Employee Stock Purchase Plans

As of March 30, 2007, there were 2.7 million shares available for issuance under the Employee Stock Purchase Plan. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarters ended March 30, 2007 and March 31, 2006 was $1.75 per share and $1.33 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended
Employee Stock Purchase Plan	March 30, 2007	March 31, 2006
Expected life (in years)	0.25	0.25
Risk-free interest rate	4.9%	4.2%
Volatility	39.0%	44.0%

Share-Based Compensation Expense

Total estimated share-based compensation expense, related to the Company’s stock options, restricted stock units and employee stock purchase plan, recognized for the quarters ended March 30, 2007 and March 31, 2006 was comprised as follows (in millions, except per share data):

	Quarter Ended
	March 30, 2007	March 31, 2006
Cost of revenues	$1.0	$0.4
Research and development	0.6	0.3
Selling and marketing	0.5	0.5
General and administrative	1.2	0.7

Share-based compensation expense before income taxes	3.3	1.9
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$3.3	$1.9

Net share-based compensation expense, per common share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

(1)

Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

At March 30, 2007, total unrecognized estimated compensation cost net of estimated forfeitures related to non-vested stock options and non-vested restricted stock units granted prior to that date was $27.6 million and $4.2 million, respectively. The total intrinsic value of stock options exercised during the quarter ended March 30, 2007 was $34.2 million. The Company recorded cash received from the exercise of stock options of $19.2 million and cash from the issuance of shares under the Employee Stock Purchase Plan of $1.1 million and no related tax benefits during the quarter ended March 30, 2007.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of March 30, 2007 (in millions):

Remainder of 2007 (1)	$11.0
2008	10.6
2009	9.1
2010	5.7
2011	2.0
Thereafter	2.1

Total	$40.5

(1)

Minimum payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

Other Contingencies

The Company’s headquarters and manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the August 4, 1999 recapitalization, Motorola has retained responsibility for this contamination, and has agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

The Company’s design center in East Greenwich, Rhode Island has adjoining property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a Settlement Agreement and Covenant Not to Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Based on the information available, any costs to the Company in connection with this matter are not expected to be material.

Indemnification Contingencies

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters for the Company’s initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6114; Breuer v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al. , C.A. No. 01-CV-6942 (“District Court”). On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against the Company are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because the Company’s proposed settlement with the plaintiffs involves the certification of the case against the Company as a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible settlement of the case cannot now be predicted.

If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, it believes that the final result of these actions will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 10: Recent Accounting Pronouncements

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.

Note 11: Related Party

As described in Note 1 “Background and Basis of Presentation”, on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of March 30, 2007, TPG owned approximately 17.3% of the Company’s outstanding shares of common stock.

During the quarter ended March 30, 2007, the Company incurred approximately $0.2 million of costs and expenses on behalf of TPG in connection with a prospectus supplement for the sale of approximately 45.0 million shares of the Company’s common stock, which were owned by TPG.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

Note 12: Segment Information

The Company is organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which includes products that are sold in many different end-markets) and manufacturing services. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. The Company’s manufacturing services, in which the Company manufactures parts for other semiconductor companies, principally in the newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major incentives. Information related to periods prior to this change has been revised to conform to the current presentation.

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

In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by executive or senior vice presidents who report to the Chief Executive Officer. The expenses of these groups are allocated to the operating segments based on specific and general criteria and are included in the operating results reported below. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which include corporate research and development costs, inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any operating segment.

Information about segments for the quarter ended March 30, 2007 and for the quarter ended March 31, 2006 is as follows, (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Quarter ended March 30, 2007:
Revenues from external customers	$106.0	$80.2	$42.2	$119.4	$26.4	$374.2
Segment gross profit	$42.0	$29.9	$21.4	$49.7	$(2.2)	$140.8
Segment operating income	$19.4	$12.9	$10.4	$31.8	$(3.1)	$71.4

Quarter ended March 31, 2006:
Revenues from external customers	$98.7	$76.8	$26.0	$131.5	$1.0	$334.0
Segment gross profit	$39.0	$25.6	$12.8	$52.7	$0.3	$130.4
Segment operating income	$19.0	$11.7	$4.1	$30.8	$0.2	$65.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter ended
	March 30, 2007	March 31, 2006
Gross profit for reportable segments	$140.8	$130.4
Unallocated amounts:
Other unallocated manufacturing costs	(4.2)	(12.7)

Gross profit	$136.6	$117.7

Operating income for reportable segments	$71.4	65.8
Unallocated amounts:
Other unallocated manufacturing costs	(4.2)	(12.7)
Other unallocated operating expenses	(4.5)	(0.2)

Operating income	$62.7	$52.9

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	March 30, 2007	March 31, 2006
United States	$100.0	$76.3
The Other Americas	0.6	0.9
United Kingdom	58.4	55.1
China	140.3	122.7
Singapore	37.5	36.3
The Other Asia/Pacific	37.4	42.7

Total Revenues	$374.2	$334.0

Property, plant and equipment by geographic location is summarized as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(unaudited)

	March 30, 2007	December 31, 2006
China	$107.1	$105.5
United States	169.4	169.7
Europe	106.0	101.9
Malaysia	93.2	91.0
Japan	67.8	66.6
The Other Asia/Pacific	48.1	40.0
The Other Americas	3.2	3.4

	$594.8	$578.1

For the quarter ended March 30, 2007, one of the Company’s customers accounted for 13% of the Company’s total revenues. For the quarter ended March 31, 2006, two of the Company’s customers accounted for 11% and 10% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 23, 2007 and our unaudited consolidated financial statements for the fiscal quarter ended March 30, 2007 included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q.

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6.9% during 2007 through 2009. These are projections and may not be indicative of actual results.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 28,800 products and we shipped approximately 7.5 billion units in the first quarter of 2007 as compared to approximately 7.6 billion units in the first quarter of 2006. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

We are organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which include products that are sold in many different end-markets) and manufacturing services. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. Our manufacturing services, in which we manufacture parts for other semiconductor companies, principally in our newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent our view of the business and as such are used to evaluate progress of major initiatives. Information related to periods prior to this change have been revised to conform to the current presentation.

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

We have approximately 158 direct customers worldwide, and we also service approximately 204 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Apple, Continental Automotive Systems, Hewlett Packard, Microsoft, Intel, Motorola, Seagate, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Texas, Oregon, China, Slovakia, the Czech Republic, Korea, and France, and we currently operate manufacturing facilities in Arizona, Oregon, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. In the first quarter of 2007, we announced the planned closing of one of our Arizona manufacturing facilities for cost savings purposes. The wafer manufacturing that takes place at this facility will be transferred to our other manufacturing facilities. We plan to sell the wafer fabrication facility and associated land. We also continue to market additional unused portions of our property at our corporate headquarters in Arizona and plan to use some of the proceeds from the sale to upgrade portions of our corporate headquarters. During the first quarter of 2007 we entered into an agreement to sell approximately 20 acres of the land for approximately $11.5 million. If the sale is completed, at the originally contracted price, we expect to record a gain of approximately $10.0 million during the quarter in which the transaction closes. The remaining property and buildings, excluding the wafer manufacturing facility are currently being marketed for sale. We will maintain our headquarters offices and remaining manufacturing facilities on the portions of the property that are not for sale.

On May 15, 2006, we, through our principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), purchased LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. The purchase of the Gresham wafer facility significantly enhances our internal manufacturing capabilities. With this facility, we have gained process development engineers, operational expertise and process development know-how to help enable us to develop a larger mix of high volume, low cost, high-performance submicron analog and digital power products down to the 0.18 micron level, with toolset capabilities down to the 0.13 micron level in the future.

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

During the first quarter of 2007, we experienced a decrease in the end market unit demand and price decreases which resulted in decreased revenue compared to our previous quarter. We expect our second quarter product revenues to grow slightly thereby indicating we have entered the growth phase of a new cycle.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 133 new product families in 2006 and an additional 20 new product families in the first quarter of 2007. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. In light of the recent acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. During the first quarter of 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our off shore low cost manufacturing facilities, and we expect this transfer to be completed during the first half of 2008. After we have completed the transfer to other facilities, we plan to sell the wafer fabrication facility at our Phoenix location. It is anticipated that approximately 110 employees will be terminated as a result of this consolidation effort. We expect the full annual cost savings from this consolidation to be at least $7.0 million to $9.0 million beginning in the third quarter of 2008.

Although we have production at several locations, we have initiated process improvements and selective capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidating manufacturing sites to improve economies of scale;

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” and 8” wafers and increasing the number of die per square inch;

•	reducing of the number of product platforms and process flows; and

•	focusing production on profitable product families.

Debt Reduction and Financing Activities

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2002 and 2003, we engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Since 2003, however, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $1,150.4 million as of March 30, 2007. Similarly, our 2003 average quarterly interest expense of $37.8 million has declined, and we recorded $9.7 million of interest expense in the first quarter of 2007. Also, see “Liquidity and Capital Resources” and Note 6 “Long-term debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

Based upon booking trends, backlog levels, anticipated manufacturing services revenue and estimated turns levels, we anticipate that total revenues will be approximately $375.0 million to $385.0 million in the second quarter of 2007 as compared to revenues of $375.3 million in the second quarter of 2006 and revenues of $374.2 million in the first quarter of 2007. We also anticipate that approximately $25.0 million of our total revenues will come from manufacturing services revenues during the second quarter of 2007. Backlog levels at the beginning of the second quarter of 2007 were down slightly from backlog levels at the beginning of the first quarter of 2007, and represented approximately 85 percent of our anticipated second quarter 2007 revenues. We expect average selling prices will be down approximately one to two percent in the second quarter of 2007. We expect our product gross margins to be approximately 39 to 40 percent and our manufacturing services gross margin to be similar to that of the first quarter of 2007 in the second quarter of 2007. We currently expect our stock based compensation expense to be approximately $3.0 million to $4.0 million in the second quarter of 2007.

For the second quarter of 2007, we expect selling and marketing and general and administrative expenses at approximately 11% to 12% of revenues and research and development expenses at approximately 8% of revenues. We anticipate that net interest expense and income tax provision will be approximately $7.0 million and $2.5 million, respectively, for the second quarter of 2007. We expect fully diluted common shares outstanding to be approximately 305 million shares in the second quarter of 2007 based on the share price of our common stock as of April 26, 2007. We anticipate cash capital expenditures will be approximately $40.0 million in the second quarter of 2007.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended March 30, 2007 and March 31, 2006. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	March 30, 2007	March 31, 2006
Product revenues	$347.8	$333.0	$14.8
Manufacturing service revenue	26.4	1.0	25.4

Net revenues	374.2	334.0	40.2

Cost of product revenues	209.0	215.6	(6.6)
Cost of manufacturing revenues	28.6	0.7	27.9

Gross profit	136.6	117.7	18.9

Operating expenses:
Research and development	30.8	23.6	7.2
Selling and marketing	22.9	21.0	1.9
General and administrative	20.2	20.2	—

Total operating expenses	73.9	64.8	9.1

Operating income	62.7	52.9	9.8

Other income (expenses), net:
Interest expense	(9.7)	(13.0)	3.3
Interest income	2.8	2.0	0.8
Other	(0.5)	1.0	(1.5)
Loss on debt prepayment	(0.1)	—	(0.1)

Other income (expenses), net	(7.5)	(10.0)	2.5

Income before income taxes and minority interests	55.2	42.9	12.3
Income tax provision	(0.6)	(2.0)	1.4
Minority interests	(0.6)	(0.5)	(0.1)

Net income	$54.0	$40.4	$13.6

Revenues

Net revenues were $374.2 million and $334.0 million during the quarters ended March 30, 2007 and March 31, 2006, respectively. The increase from the first quarter of 2006 to the first quarter of 2007 was primarily due to increased product volume and manufacturing services revenue resulting from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, partially offset by a decrease in average selling prices by approximately 2%. As indicated in the table below, the increase was most pronounced in the manufacturing services and in the digital and consumer products segments. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended March 30, 2007	As a % Revenue	Quarter Ended March 31, 2006	As a % Revenue(1)	Dollar Change	% Change
Automotive & Power Regulation	$106.0	28.3%	$98.7	29.6%	$7.3	7.4%
Computing Products	80.2	21.4%	76.8	23.0%	3.4	4.4%
Digital & Consumer Products	42.2	11.3%	26.0	7.8%	16.2	62.3%
Standard Products	119.4	31.9%	131.5	39.4%	(12.1)	(9.2%)
Manufacturing Services	26.4	7.1%	1.0	0.3%	25.4	2540.0%

Total Revenues	$374.2		$334.0		$40.2

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from automotive and power regulation increased $7.3 million, or 7.4%, in the first quarter of 2007 as compared to the first quarter of 2006. The increase is attributed to an increase in revenues from the DC to DC conversion, AC to DC conversion, rectifier, LDO and voltage regulator products, partially offset by decreases in revenues from analog automotive products.

Revenues from computing products increased $3.4 million, or 4.4%, in the first quarter of 2007 as compared to the first quarter of 2006. The increase is attributed to an increase in revenues from power switching and signal and interface products, partially offset by decreases in revenues from low and medium voltage MOSFET products.

Revenues from digital and consumer products increased $16.2 million, or 62.3%, in the first quarter of 2007 as compared to the first quarter of 2006. This increase is due to increased revenues from analog switches, filters, and low voltage products.

Revenues from standard products decreased $12.1 million, or 9.2%, in the first quarter of 2007 as compared to the first quarter of 2006. The decrease is primarily attributed to a decrease in revenues from standard logic, small signal, and thyristor products, partially offset by increased revenues in protection and zener products.

Additionally, revenue growth in manufacturing services is due to the manufacturing services revenue from the wafer supply agreement with LSI that began in the second quarter of 2006 related to our purchase of LSI’s Gresham, Oregon wafer fabrication facility.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Quarter Ended March 30, 2007	As a % Revenue(1)	Quarter Ended March 31, 2006	As a % Revenue(1)
Americas	$100.6	27%	$77.2	23%
Asia Pacific	215.2	58%	201.7	60%
Europe	58.4	16%	55.1	16%

Total	$374.2	100%	$334.0	100%

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices.

For the quarter ended March 30, 2007, one of our customers accounted for 13% of our net revenues.

For the quarter ended March 31, 2006, two of our customers accounted for 11% and 10% of our net revenues.

Approximately 16% of our revenues for the quarter ended March 30, 2007, are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter ended March 30, 2007, our revenues from Delphi accounted for less than 3% of our total revenues. During the quarter ended March 30, 2007, we sold, without discount, to a third party with recourse to us all of our receivables due from Delphi totaling $5.4 million, all of which are subject to collection pending resolution of the reorganization proceedings.

Gross Profit

Our gross profit was $136.6 million in the first quarter of 2007 compared to $117.7 million in the first quarter of 2006. As a percentage of revenues, our gross profit was 36.5% in the first quarter of 2007 as compared to 35.2% in the first quarter of 2006. Gross profit increased during the first quarter of 2007 as compared to the first quarter of 2006 primarily due to increased sales volume and a reduction in depreciation expense of approximately $5.4 million resulting from a change in our estimate of the useful life of our machinery and equipment assets. See Note 4 “Accounting Changes” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Quarter Ended March 30, 2007	As a % Revenue	Quarter Ended March 31, 2006	As a % Revenue	Dollar Change	% Change
Automotive & Power Regulation	$42.0	11.2%	$39.0	11.7%	3.0	7.7%
Computing Products	29.9	8.0%	25.6	7.7%	4.3	16.8%
Digital & Consumer Products	21.4	5.7%	12.8	3.8%	8.6	67.2%
Standard Products	49.7	13.3%	52.7	15.8%	(3.0)	5.7%
Manufacturing Services	(2.2)	-0.6%	0.3	0.1%	(2.5)	-833.3%

Gross profit by segment	$140.8	37.6%	$130.4	39.0%	$10.4

Unallocated manufacturing costs	(4.2)	1.1%	(12.7)	-3.8%

Total gross profit	$136.6	36.5%	$117.7	35.2%

Gross profit from automotive and power regulation increased $3.0 million, or 7.7%, in the first quarter of 2007 as compared to the first quarter of 2006. The increase can be attributed to increased gross profit from DC to DC conversion, AC to DC conversion, analog automotive and LDO and voltage regulators products, partially offset by decreases in gross profit from rectifier and high voltage MOSFET products.

Gross profit from computing products increased $4.3 million, or 16.8%, in the first quarter of 2007 as compared to the first quarter of 2006. The increase can be attributed to increases in gross profit from low and medium voltage MOSFET and signal and interface products, partially offset by decreases in gross profit from power switching products.

Gross profit from digital and consumer products increased $8.6 million, or 67.2%, in the first quarter of 2007 as compared to the first quarter of 2006. The increase can be attributed to increases in gross profit in the analog switches, filters, and low voltage products, partially offset by a decrease in gross profit from standard logic products.

Gross profit from standard products decreased $3.3 million, or 5.7%, in the first quarter of 2007 as compared to the first quarter of 2006. The increase can be primarily attributed to an increase in gross profit from zener and protection products, partially offset by a decrease in gross profit in high frequency, small signal, and standard logic products.

Gross profit from manufacturing services decreased $2.5 million in the first quarter of 2007 as compared to the first quarter of 2006.

Operating Expenses

Research and development expenses were $30.8 million in the first quarter of 2007 compared to $23.6 million in the first quarter of 2006, representing an increase of $7.2 million, or 30.5%. Research and development expenses represented 8.2% and 7.1% of revenues in the first quarter of 2007 and the first quarter of 2006, respectively. The increase in research and development expenses was attributable to increased employee salaries and wages and increased headcount as well as increased stock compensation expense. Additionally, increased costs associated with research of new product technology, combined with increase in engineering fees. The above increases are slightly offset by a decrease in performance bonus.

Selling and marketing expenses were $22.9 million in the first quarter of 2007 compared to $21.0 million in the first quarter of 2006, representing an increase of $1.9 million, or 9%. Selling and marketing expenses represented 6.1% and 6.3% of revenues in the first quarter of 2007 and the first quarter of 2006, respectively. The increase in selling and marketing expenses is primarily attributable to increased employee salaries and wages from higher head count.

General and administrative expenses were $20.2 million in the first quarter of 2007 compared to $20.2 million in the first quarter of 2006, representing no increase year over year. General and administrative expenses represented 5.4% and 6.0% of revenues in the first quarter of 2007 and the first quarter of 2006, respectively.

Operating Income

Information about operating income from our reportable segments for the quarters ended March 30, 2007 and March 31, 2006 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Quarter ended March 30, 2007:
Segment operating income	$19.4	$12.9	$10.4	$31.8	$(3.1)	$71.4
Quarter ended March 31, 2006
Segment operating income	$19.0	$11.7	$4.1	$30.8	$0.2	$65.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Quarter Ended
	March 30 2007	March 31 2006
Operating income from reportable segments	$71.4	$65.8
Unallocated amounts:
Other unallocated manufacturing costs	(4.2)	(12.7)
Other unallocated operating expense	(4.5)	(0.2)

Operating Income	$62.7	$52.9

Interest Expense

Interest expense was $9.7 million in the first quarter of 2007 compared to $13.0 million in the first quarter of 2006. The decrease in interest expense was primarily a result of interest savings during the first quarter of 2007 that resulted from the prepayment of our senior bank facilities during the fourth quarter of 2006 and during the first quarter of 2007. Our average month-end long-term debt balance (including current maturities) in the first quarter of 2007 was $1,172.8 million with a weighted average interest rate of 3.3% compared to $1,106.5 million and a weighted average interest rate of 4.9% in the first quarter of 2006. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $0.6 million in the first quarter of 2007 compared to $2.0 million in the first quarter of 2006. The provision for the first quarter of 2007 included $1.9 million for income and withholding taxes of certain of our foreign operations and $0.6 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $1.9 million of previously accrued income taxes for anticipated audit issues. The provision for the first quarter of 2006 included income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differential in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligation, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at March 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Standby letter of credit	$4.6	$3.7	$0.9	$—	$—	$—	$—
Bank guarantees	4.4	0.8	—	2.1	—	—	1.5

Commercial commitments	$9.0	$4.5	$0.9	$2.1	$—	$—	$1.5

	Payments Due by Period
Contractual obligations	Total	Remainder of 2007	2008	2009	2010	2111	Thereafter
Long-term debt	$1,150.4	$19.2	$26.1	$56.6	$276.5	$14.0	$758.0
Operating leases (1) (2)	40.5	11.0	10.6	9.1	5.7	2.0	2.1
Other long-term obligations — pension plans	12.7	2.9	3.0	3.0	3.0	0.8	—
Purchase obligations (1):
Capital purchase obligations	41.8	38.8	2.7	0.3	—	—	—
Foundry and inventory purchase obligations	74.3	68.0	1.3	1.2	1.2	1.2	1.4
Mainframe support	3.0	1.5	0.8	0.7	—	—	—
Information technology and communication services	17.5	7.5	7.2	2.8	—	—	—
Other	2.6	2.1	0.4	0.1	—	—	—

Total contractual obligations	$1,342.8	$151.0	$52.1	$73.8	$286.4	$18.0	$761.5

(1)	These represent our off-balance sheet arrangements.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes $175.0 million outstanding under senior bank facilities, approximately $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million of 1.875% convertible senior subordinated notes due 2025, $484.0 million of 2.625% convertible senior subordinated notes due 2026, $10.9 million outstanding under a note payable to a Japanese bank, $53.1 million outstanding under loan facilities with two Chinese banks, $0.5 million note payable to Oregon State due 2009 and $71.9 million of capital lease obligations. See Note 6 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 5 “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our balance of cash and cash equivalents was $275.8 million at March 30, 2007. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs through at least March 30, 2008. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $4.6 million were outstanding under the revolving facility at March 30, 2007. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

See Part II, Item 1 “Legal Proceedings” of this Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our annual report on Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, to repurchase our stock, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through March 30, 2008. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended March 30, 2007, December 31, 2006, and March 31, 2006 with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended
	March 30, 2007	December 31, 2006	March 31, 2006
Net income	$54.0	$87.4	$40.4
Plus:
Depreciation and amortization	22.1	21.4	23.5
Interest expense	9.7	11.9	13.0
Interest income	(2.8)	(3.4)	(2.0)
Income tax (benefit) provision	0.6	(2.9)	2.0

EBITDA	83.6	114.4	76.9
Increase (decrease):
Interest expense	(9.7)	(11.9)	(13.0)
Interest income	2.8	3.4	2.0
Income tax benefit (provision)	(0.6)	2.9	(2.0)
Loss (gain) on sale or disposal of fixed assets	(2.5)	(6.1)	—
Gain on property insurance settlement	—	(5.7)	—
Proceeds from termination of interest rate swaps	1.4	—	—
Non-cash portion of loss on debt prepayment	0.1	1.3	—
Amortization of debt issuance costs and debt discount	1.1	0.8	0.6
Provision for excess inventories	1.6	2.5	2.5
Deferred income taxes	(0.4)	3.2	0.4
Non-cash stock compensation expense	3.3	3.0	1.9
Other	0.1	3.3	(1.0)
Changes in operating assets and liabilities	(17.7)	17.5	(17.8)

Net cash provided by operating activities	$63.1	$128.6	$50.5

If we were not in compliance with the covenants contained in our senior bank facilities credit agreement, the lenders under our senior bank facilities credit agreement could cause all outstanding amounts to be due and payable immediately. If we were unable to repay, refinance or restructure that indebtedness, the lenders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $308.9 million at March 30, 2007, and has fluctuated between $202.0 million and $315.8 million over the last eight quarter-ends.

The components of our working capital at March 30, 2007 and December 31, 2006 are set forth below (in millions), followed by explanations for changes between December 31, 2006 and March 30, 2007 for cash and cash equivalents and any other changes greater than $5 million:

	March 31, 2007	December 31, 2006	Change
Current assets
Cash and cash equivalents	$275.8	$268.8	$7.0
Receivables, net	174.3	177.9	(3.6)
Inventories, net	213.3	212.7	0.6
Other current assets	35.7	34.3	1.4
Deferred income taxes	8.5	7.1	1.4

Total current assets	707.6	700.8	6.8

Current liabilities
Accounts payable	$138.2	$165.7	$(27.5)
Accrued expenses	104.3	111.7	(7.4)
Income taxes payable	2.5	3.2	(0.7)
Accrued interest	5.2	1.3	3.9
Deferred income on sales to distributors	121.8	123.2	(1.4)
Current portion of long-term debt	26.7	27.9	(1.2)

Total current liabilities	398.7	433.0	(34.3)

Net working capital	$308.9	$267.8	$41.1

The increase of $7.0 million in cash and cash equivalents is due to $63.1 million in cash provided by operating activities, partially offset by $43.2 million in cash used in investing activities and $12.7 million in cash used in financing activities.

The decrease of $27.5 million in accounts payable was mainly due to the timing of payments at the respective period ends and a decrease in fixed asset additions during the first quarter of 2007 that remained unpaid as of March 30, 2007, as compared to the fourth quarter of 2006.

The decrease in accrued expenses of $7.4 million was primarily attributable to a decrease in accrued employee performance bonus.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $49.0 million during the first three months of 2007 compared to $31.7 million during the first three months of 2006. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures continued into 2007, as described below:

March 2007 Amendment to Senior Bank Facilities

In March 2007, we refinanced the term loans under our senior bank facilities to, among other things, reduce the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, we repaid approximately $23.9 million of the term loans under the senior bank facilities during the quarter. Terms within our senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should we exceed minimum leverage and secured leverage ratios, as specified therein.

Oregon State Note

In January 2007, we recorded the receipt of $0.5 million of proceeds from a loan agreement and promissory note with the State of Oregon for the purpose of developing local business. The total loan is expected to be for $1.5 million and is to be disbursed in three (3) equal payments with each payment conditioned on the completion of certain requirements by us. The note is for the loan amount or so much thereof as has been disbursed. The note matures on July 31, 2009 and carries an annual interest rate of 5.0%. The State of Oregon will forgive all or a portion of the loan and accrued interest upon the satisfaction by us of certain conditions, including maintaining 400 full-time equivalent employees at the Gresham, Oregon facility for a specific period of time.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of March 30, 2007 and December 31, 2006 (dollars in millions):

	March 30, 2007	December 31, 2006
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.1000% and 7.6140%, respectively	$175.0	$198.9
Revolver	—	—

	175.0	198.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2007 through 2010, interest payable semi-annually	10.9	12.4
Loan with a Chinese bank due 2009, interest payable quarterly at 6.5500% and 6.5650%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 6.5500% and 6.5650%, respectively	6.0	6.0
Loan with Chinese bank due 2007 through 2013, interest payable semi-annually at 6.580%	9.2	9.6
Loan with Chinese bank due 2007 through 2009, interest payable semi-annually at 6.6000%	18.9	20.0
Loan with Chinese bank due 2009, interest payable semi-annually at 6.52% and 6.5600%, respectively	5.0	5.0
5.0% Note payable to Oregon State due 2009	0.5	—
Capital lease obligations	71.9	71.1

	1,150.4	1,176.0
Less: Current maturities	(26.7)	(27.9)

	$1,123.7	$1,148.1

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

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

As of March 30, 2007, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through March 30, 2008.

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

Terms within our senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should we exceed minimum leverage and secured leverage ratios, as specified therein.

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

Accounting Changes

During the quarter ended June 30, 2006, we commissioned a study of the manufacturing equipment at its other worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. We, factoring in the results of this study, have revised the estimated useful lives of our manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $5.4 million and increase net income by $5.4 million and increase both basic net income per share by $0.02 for the quarter ended March 30, 2007 and diluted net income per share by $0.2 for the quarter ended March 30, 2007.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions” (“FIN 48”). As a result of the adoption of FIN 48, we recognized the cumulative effect of applying the provisions of FIN 48 as an $8.9 million change to the opening balance of accumulated deficit as of January 1, 2007. The amount of unrecognized tax benefit as of January 1, 2007 was $25.8 million, including the $8.9 million adjustment.

The entire January 1, 2007 balance of $25.8 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.

We recognize interest and penalties accrued in relation to unrecognized tax benefits in tax expense. We had approximately $4.0 million for payment of interest and penalties accrued at January 1, 2007.

The impact of the adoption of FIN 48 the opening balance of accumulated deficit as of January 1, 2007 is as follows (in millions):

Accumulated deficit as of December 31, 2006	$(1,284.7)
Impact of adoption of FIN 48 on accumulated deficit as of January 1, 2007	(8.9)

Accumulated deficit as of January 1, 2007	(1,293.6)
Net income for the quarter ended March 30, 2007	54.0

Accumulated deficit as of March 30, 2007	$(1,239.6)

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

Revenue. We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers when title passes to the customer net of provisions for related sales returns and allowances. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and cost of revenues when the distributor informs us that they have resold the products to the end user. Although payment terms vary, most distributor agreements require payment within 30 days. Taxes assessed by governmental authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

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

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2003, 2004, 2005, 2006 and continuing into 2007, no incremental domestic deferred tax benefits were recognized. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Valuation of Stock Compensation. The fair value of each option grant in 2005 and thereafter is estimated on the date of grant using a lattice-based option valuation model. In past years, we have used the Black-Sholes option-pricing model to calculate the fair value of its options. The lattice model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of shares issued each option grant. We use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan.

Recent Accounting Pronouncements

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. We are currently evaluation the impact of SFAS No. 159 to its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At March 30, 2007, our long-term debt (including current maturities) totaled $1,150.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $922.3 million. We do have interest rate exposure with respect to the $228.1 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.1 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

On January 9, 2003, we amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility becomes less than $2.5 million.

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, as a multinational business, we also conduct certain of these activities through transactions denominated in a variety of other currencies. We use forward foreign currency contracts to hedge firm commitments and reduce our overall exposure to the effects of currency fluctuations on our results of operations and cash flows. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments. This strategy reduces, but does not eliminate, the short-term impact of foreign currency exchange rate movements. For example, changes in exchange rates may affect the foreign currency sales price of our products and can lead to increases or decreases in sales volume to the extent that the sales price of comparable products of our competitors are less or more than the sales price of our products. Our policy prohibits speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increases the underlying exposure.

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

Change in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible settlement of the case cannot now be predicted.

If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more herein, our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”) and from time to time in our other Securities and Exchange Commission reports. Among other portions of this Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the unaudited consolidated financial statements and related notes should be read in conjunction with these risk and other factors we have identified for a full understanding of our operations and financial condition. Readers are cautioned not to place undue reliance on our forward-looking statements. We assume no obligation to update such information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description
10.1	Agreement for Sale and Purchase dated March 30, 2007 between Semiconductor Components Industries, LLC and Ridge Property Services II, LLC (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on April 5, 2007)

10.2	Amendment and Restatement Agreement dated as of March 6, 2007, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on March 9, 2007)

10.3	Amended and Restated Credit Agreement dated as of August 4, 1999, as Amended and Restated as of March 6, 2007 among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on March 9, 2007)

10.4	Reaffirmation Agreement dated as of March 6, 2007, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the Subsidiary Loan Parties, and JPMorgan Chase Bank, N.A., as Administrative Agent, an Issuing Bank and Collateral Agent (incorporated by reference from Exhibit 10.3 to the Corporation’s Form 8-K filed with the Commission on March 9, 2007)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.
(2)	Furnished herewith and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2007	ON SEMICONDUCTOR CORPORATION (Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer