Form 10-Q
period 2007-06-29
ON SEMICONDUCTOR CORP
filed 2007-08-01
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on July 27, 2007:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	290,044,916

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	June 29, 2007	December 31, 2006
Assets
Cash and cash equivalents	$255.8	$268.8
Receivables, net	172.1	177.9
Inventories, net	221.1	212.7
Other current assets	36.9	34.3
Deferred income taxes	7.3	7.1

Total current assets	693.2	700.8
Property, plant and equipment, net	597.9	578.1
Goodwill	81.1	80.7
Intangible assets, net	9.2	10.4
Other assets	46.3	46.5

Total assets	$1,427.7	$1,416.5

Liabilities, Minority Interests and Stockholders’ Deficit
Accounts payable	$128.3	$165.7
Accrued expenses	102.4	111.7
Income taxes payable	3.2	3.2
Accrued interest	1.1	1.3
Deferred income on sales to distributors	110.4	123.2
Current portion of long-term debt	26.0	27.9

Total current liabilities	371.4	433.0
Long-term debt	1,117.4	1,148.1
Other long-term liabilities	51.3	35.8
Deferred income taxes	5.4	4.2

Total liabilities	1,545.5	1,621.1

Commitments and contingencies (See Note 9)
Minority interests in consolidated subsidiaries	19.3	20.8

Common stock ($0.01 par value, 600,000,000 shares authorized, 335,039,811 and 326,765,402 shares issued, 289,623,841 and 286,349,432 shares outstanding)	3.4	3.3
Additional paid-in capital	1,394.3	1,356.4
Accumulated other comprehensive loss	(3.3)	(0.4)
Accumulated deficit (See Note 4)	(1,176.3)	(1,284.7)
Less: Treasury stock, at cost; 45,415,970 and 40,415,970 shares, respectively	(355.2)	(300.0)

Total stockholders’ deficit	(137.1)	(225.4)

Total liabilities, minority interests and stockholders’ deficit	$1,427.7	$1,416.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Product revenues	$355.8	$361.5	$703.6	$694.5
Manufacturing service revenues	25.4	13.8	51.8	14.8

Net revenues	381.2	375.3	755.4	709.3

Cost of product revenues	208.1	211.1	417.1	426.9
Cost of manufacturing services revenues	27.1	11.0	55.7	11.5

Cost of revenues	235.2	222.1	472.8	438.4

Gross profit	146.0	153.2	282.6	270.9

Operating expenses:
Research and development	32.4	25.2	63.2	48.8
Selling and marketing	23.3	22.7	46.2	43.7
General and administrative	18.8	21.3	39.0	41.5
Restructuring, asset impairments and other, net	—	3.3	—	3.3

Total operating expenses	74.5	72.5	148.4	137.3

Operating income	71.5	80.7	134.2	133.6

Other income (expenses), net:
Interest expense	(9.4)	(13.1)	(19.1)	(26.1)
Interest income	2.9	2.8	5.7	4.8
Other	—	(0.2)	(0.5)	0.8
Loss on debt prepayment	—	—	(0.1)	—

Other income (expenses), net	(6.5)	(10.5)	(14.0)	(20.5)

Income before income taxes and minority interests	65.0	70.2	120.2	113.1
Income tax provision	(1.4)	(1.8)	(2.0)	(3.8)
Minority interests	(0.3)	(0.9)	(0.9)	(1.4)

Net income	$63.3	$67.5	$117.3	$107.9

Comprehensive income:
Net income	$63.3	$67.5	$117.3	$107.9
Foreign currency translation adjustments	(1.8)	0.1	(1.6)	1.2
Effects of cash flows hedges	(0.6)	0.3	(1.4)	1.7

Comprehensive income	$60.9	$67.9	$114.3	$110.8

Income per common share:
Basic:	$0.22	$0.21	$0.40	$0.34

Diluted:	$0.21	$0.19	$0.38	$0.31

Weighted average common shares outstanding:
Basic	290.9	322.8	290.2	317.3

Diluted	306.5	355.7	306.1	350.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$63.3	$67.5	$117.3	$107.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.7	17.2	44.8	40.7
Gain on sale or disposal of property, plant and equipment	(3.8)	(0.2)	(6.3)	(0.2)
Proceeds, net of gain, from termination of interest rate swaps	(0.6)	—	0.8	—
Amortization of debt issuance costs	1.0	0.7	2.1	1.3
Provision for excess inventories	3.7	6.6	5.3	9.1
Non-cash portion of loss on debt prepayment	—	—	0.1	—
Non-cash impairment of property, plant and equipment	—	4.7	—	4.7
Non-cash stock compensation expense	3.5	2.4	6.8	4.3
Deferred income taxes	1.2	(0.5)	0.8	(0.1)
Other	—	0.8	0.1	(0.2)
Changes in assets and liabilities:
Receivables	2.3	(22.4)	6.1	(40.5)
Inventories	(11.5)	(26.6)	(13.7)	(34.7)
Other assets	(4.8)	(1.1)	(12.3)	(10.2)
Accounts payable	(6.1)	(0.3)	(19.0)	(5.2)
Accrued expenses	(0.9)	17.7	(8.2)	24.2
Income taxes payable	0.7	1.9	—	0.9
Accrued interest	(4.1)	(0.8)	(0.2)	(0.1)
Deferred income on sales to distributors	(11.4)	13.7	(12.8)	29.8
Other long-term liabilities	0.2	(0.1)	6.8	—

Net cash provided by operating activities	55.4	81.2	118.5	131.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(27.6)	(103.4)	(76.6)	(135.1)
Deposits utilized for purchases of property, plant and equipment	1.6	1.9	0.2	0.3
Proceeds from sales of property, plant and equipment	2.0	0.9	9.2	1.1
Purchases of intangible assets	—	(11.9)	—	(11.9)
Proceeds from sales of available-for-sale securities	—	—	—	2.3

Net cash used in investing activities	(24.0)	(112.5)	(67.2)	(143.3)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	0.5	—
Proceeds from issuance of common stock under the employee stock purchase plan	1.2	0.6	2.3	1.1
Proceeds from stock option exercises	9.6	3.7	28.8	8.9
Proceeds from issuance of common stock, net of issuance costs	—	76.4	—	76.4
Dividend to minority shareholder of consolidated subsidiary	—	(1.0)	(2.8)	(1.0)
Purchase of treasury stock	(55.2)	—	(55.2)
Payment of capital lease obligation	(4.7)	(2.2)	(8.1)	(3.9)
Payment of debt issuance and amendment costs	—	(0.3)	(0.4)	(1.7)
Repayment of long-term debt	(1.9)	(2.8)	(28.8)	(7.4)

Net cash provided by (used in) financing activities	(51.0)	74.4	(63.7)	72.4

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3	(0.6)	0.6

Net increase (decrease) in cash and cash equivalents	(20.0)	43.4	(13.0)	61.4
Cash and cash equivalents, beginning of period	275.8	251.3	268.8	233.3

Cash and cash equivalents, end of period	$255.8	$294.7	$255.8	$294.7

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

The accompanying unaudited financial statements as of June 29, 2007, and for the three months and six months ended June 29, 2007 and June 30, 2006 respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Note 2: Liquidity

The Company’s long-term debt of $1,143.4 million as of June 29, 2007 is due at various times ranging from 2007 to 2026 depending on the debt instrument (see Note 6: Long-Term Debt ). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of June 29, 2007 and expects to remain in compliance with over the next twelve months. The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its financing agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through at least June 29, 2008. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

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

Approximately 17% of the Company’s revenues for the quarter ended June 29, 2007 are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter and six months ended June 29, 2007, the Company’s revenues from Delphi accounted for less than 3% of its total revenues. During the quarter ended March 30, 2007, the Company sold, without discount, to a third party with recourse to the Company all of its receivables due from Delphi of $5.4 million that are subject to collection pending resolution of the reorganization proceedings.

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

The Company plans to sell approximately 51 acres of land and two buildings located at its corporate headquarters in Phoenix, Arizona. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility. During the second quarter of 2007, the Company entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $12.3 million subject to various conditions and certain adjustments. If the sales are completed, at the originally contracted price, the Company expects to record gains totaling approximately $11.0 million over the next three to four quarters. The remaining property and buildings are currently being marketed for sale.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Intangible assets, net were as follows as of June 29, 2007 (in millions):

	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual Property	$5.2	$(1.2)	$4.0	5
Assembled Workforce	6.7	(1.5)	5.2	5

Total intangibles	$11.9	$(2.7)	$9.2

Amortization expense for intangible assets amounted to $0.6 million for the quarter ended June 29, 2007, and is expected to be as follows over the next five years (in millions).

	Intellectual Property	Assembled Workforce
Remainder of 2007	$0.5	$0.6
2008	1.0	1.3
2009	1.0	1.3
2010	1.0	1.3
2011	0.5	0.7

Total estimated amortization expense	$4.0	$5.2

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $21.1 million and $22.9 million at June 29, 2007 and December 31, 2006, respectively.

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

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of June 29, 2007, the Company had no unvested awards with market or performance conditions, although it did have outstanding awards with time and service based vesting provisions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of June 29, 2007 was 6.4%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” effective December 31, 2005.

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

Note 4: Accounting Changes

Estimated Useful Life

During the quarter ended June 30, 2006, the Company commissioned a study of the manufacturing equipment at its worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. Management, factoring in the results of this study, has revised the estimated useful lives of its manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $9.8 million, increase net income by $9.8 million and increase basic and diluted net income per share by $0.03 for the six months ended June 29, 2007.

Adoption of FASB Interpretation No. 48 Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions” (“FIN 48”). As a result of the adoption of FIN 48, the Company recognized the cumulative effect of applying the provisions of FIN 48 as an $8.9 million increase in the opening balance of accumulated deficit as of January 1, 2007. The amount of unrecognized tax benefit as of January 1, 2007 after the FIN 48 adjustment was $25.8 million.

The entire January 1, 2007 balance of $25.8 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. Included in the $25.8 million balance of unrecognized tax benefits at January 1, 2007, is $12.9 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following June 29, 2007, as a result of expiring statute of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. At January 1, 2007, the Company had accrued approximately $4.0 million for the payment of interest and penalties.

The impact of the adoption of FIN 48 on the opening balance of accumulated deficit as of January 1, 2007 is as follows (in millions):

Accumulated deficit as of December 31, 2006	$(1,284.7)
Impact of adoption of FIN 48 on accumulated deficit as of January 1, 2007	(8.9)

Accumulated deficit as of January 1, 2007	(1,293.6)
Net income for the six months ended June 29, 2007	117.3

Accumulated deficit as of June 29, 2007	$(1,176.3)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	June 29, 2007	December 31, 2006
Receivables, net:
Accounts receivable	$176.3	$182.7
Less: Allowance for doubtful accounts	(4.2)	(4.8)

	$172.1	$177.9

Inventories, net:
Raw materials	$28.6	$25.6
Work in process	109.1	104.7
Finished goods	83.4	82.4

	$221.1	$212.7

Property, plant and equipment, net:
Land	$27.6	$27.9
Buildings	367.8	368.9
Machinery and equipment	1,188.0	1,157.3

Total property, plant and equipment	1,583.4	1,554.1
Less: Accumulated depreciation	(985.5)	(976.0)

	$597.9	$578.1

Accrued expenses:
Accrued payroll	$38.3	$48.6
Sales related reserves	40.3	34.8
Accrued pension liability	0.2	0.3
Other	23.6	28.0

	$102.4	$111.7

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$(3.5)	$(1.9)
Unrecognized prior service cost of defined benefit pension plan	(0.7)	(0.8)
Net unrealized gains or losses and adjustments related to cash flow hedges	0.9	2.3

	$(3.3)	$(0.4)

The activity related to the Company’s warranty reserves for the six months ended June 29, 2007 is as follows (in millions):

Balance as of December 31, 2006	$2.4
Provision	0.8
Usage	(0.4)
Reserve released	—

Balance as of June 29, 2007	$2.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the six months ended June 30, 2006 is as follows (in millions):

Balance as of December 31, 2005	$4.0
Provision	0.5
Usage	(0.3)
Reserve released	—

Balance as of June 30, 2006	$4.2

The Company maintains a defined benefit plan for some of its foreign subsidiaries. The Company recognizes a minimum liability in its financial statements for the unfunded status of its pension plans. As of June 29, 2007 and December 31, 2006, the total accrued pension liability was $12.2 million and $12.8 million, respectively, of which the current portion of $0.2 million and $0.3 million, respectively, were classified as accrued expenses. Included within accumulated other comprehensive income at June 29, 2007 was $0.7 million related to unrecognized prior service cost for these plans. The components of the Company’s net periodic pension expense for the quarters and six months ended June 29, 2007 and June 30, 2006 are as follows (in millions):

	Quarter Ended
	June 29, 2007	June 30, 2006
Service cost	$0.2	$0.3
Interest cost	0.3	0.2
Expected return on plan assets	(0.2)	(0.2)
Amortization of prior service cost	0.1	0.1

Total net periodic pension cost	$0.4	$0.4

	Six Months Ended
	June 29, 2007	June 30, 2006
Service cost	$0.5	$0.5
Interest cost	0.6	0.5
Expected return on plan assets	(0.4)	(0.3)
Amortization of prior service cost	0.2	0.2

Total net periodic pension cost	$0.9	$0.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	June 29, 2007	December 31, 2006
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.1100% and 7.6140%, respectively	$174.6	$198.9
Revolver	—	—

	174.6	198.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2007 through 2010, interest payable semi-annually	10.4	12.4
Loan with Chinese bank due 2009, interest payable quarterly at 6.560% and 6.565%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 6.560% and 6.565%, respectively	6.0	6.0
Loan with Chinese bank due 2007 through 2013, interest payable semi-annually at 6.600% and 6.580%, respectively	8.9	9.6
Loan with Chinese bank due 2007 through 2009, interest payable semi-annually at 6.570% and 6.600%, respectively	17.8	20.0
Loan with Chinese bank due 2009, interest payable semi-annually at 6.520% and 6.560%, respectively	5.0	5.0
5.0% Note payable to Oregon State due 2009	0.5	—
Capital lease obligations	67.2	71.1

	1,143.4	1,176.0
Less: Current maturities	(26.0)	(27.9)

	$1,117.4	$1,148.1

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

Annual maturities relating to the Company’s long-term debt as of June 29, 2007 are as follows (in millions):

Remainder of	2007	$13.2
	2008	25.4
	2009	56.4
	2010	276.4
	2011	14.0
	Thereafter	758.0

	Total	$1,143.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 2007 Amendment to Senior Bank Facilities

In March 2007, the Company refinanced the term loans under its senior bank facilities to reduce, among other things, the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, using cash generated from operations, during the first quarter the Company repaid approximately $23.9 million of the term loans under the senior bank facilities. Terms within the Company’s senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should the Company exceed minimum leverage and secured leverage ratios as specified therein.

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

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of June 29, 2007
Cash and cash equivalents	$—	$190.5	$—	$65.3	$—	$255.8
Receivables, net	—	37.0	—	135.1	—	172.1
Inventories, net	—	31.5	—	184.6	5.0	221.1
Other current assets	—	9.2	—	27.7	—	36.9
Deferred income taxes	—	—	—	7.3	—	7.3

Total current assets	—	268.2	—	420.0	5.0	693.2
Property, plant and equipment, net	—	164.8	3.6	429.5	—	597.9
Goodwill and intangible assets	—	14.1	73.0	3.2	—	90.3
Investments and other assets	494.6	564.6	45.2	17.5	(1,075.6)	46.3

Total assets	$494.6	$1,011.7	$121.8	$870.2	$(1,070.6)	$1,427.7

Accounts payable	$—	$27.3	$0.2	$100.8	$—	$128.3
Accrued expenses and other current liabilities	0.6	55.8	1.4	73.2	1.7	132.7
Deferred income on sales to distributors	—	29.9	—	80.5	—	110.4

Total current liabilities	0.6	113.0	1.6	254.5	1.7	371.4
Long-term debt (1)	839.0	220.4	—	58.0	—	1,117.4
Other long-term liabilities	—	36.2	—	15.1	—	51.3
Deferred Income Taxes	—	—	—	5.4		5.4
Intercompany (1)	(207.9)	7.8	(12.2)	6.8	205.5	—

Total liabilities	631.7	377.4	(10.6)	339.8	207.2	1,545.5
Minority interests in consolidated subsidiaries	—	—	—	—	19.3	19.3
Stockholders’ equity (deficit)	(137.1)	634.3	132.4	530.4	(1,297.1)	(137.1)

Liabilities, minority interests and stockholders’ equity (deficit)	$494.6	$1,011.7	$121.8	$870.2	$(1,070.6)	$1,427.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2006
Cash and cash equivalents	$—	$186.7	$—	$82.1	$—	$268.8
Receivables, net	—	35.5	—	142.4	—	177.9
Inventories, net	—	35.3	—	175.5	1.9	212.7
Other current assets	—	7.9	—	26.4	—	34.3
Deferred income taxes	—	(1.8)	—	8.9	—	7.1

Total current assets	—	263.6	—	435.3	1.9	700.8
Property, plant and equipment, net	—	166.7	3.0	408.4	—	578.1
Goodwill and intangible assets	—	14.9	72.6	3.6	—	91.1
Investments and other assets	406.4	248.7	48.5	19.0	(676.1)	46.5

Total assets	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

Accounts payable	$—	$42.3	$0.1	$123.3	$—	$165.7
Accrued expenses and other current liabilities	0.7	69.9	1.0	70.8	1.7	144.1
Deferred income on sales to distributors	—	39.9	—	83.3	—	123.2

Total current liabilities	0.7	152.1	1.1	277.4	1.7	433.0
Long-term debt (1)	839.0	248.0	—	61.1	—	1,148.1
Other long-term liabilities	—	20.3	0.2	15.3	—	35.8
Deferred Income Taxes	—	(1.8)	—	6.0	—	4.2
Intercompany (1)	(207.9)	(266.1)	179.9	88.6	205.5	—

Total liabilities	631.8	152.5	181.2	448.4	207.2	1,621.1
Minority interests in consolidated subsidiaries	—	—	—	—	20.8	20.8
Stockholders’ equity (deficit)	(225.4)	541.4	(57.1)	417.9	(902.2)	(225.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended June 29, 2007
Revenues	$—	$132.0	$4.5	$470.6	$(225.9)	$381.2
Cost of revenues	—	113.9	0.4	347.9	(227.0)	235.2

Gross profit	—	18.1	4.1	122.7	1.1	146.0

Research and development	—	7.7	2.8	21.9	—	32.4
Selling and marketing	—	11.6	0.3	11.4	—	23.3
General and administrative	—	0.4	—	18.4	—	18.8

Total operating expenses	—	19.7	3.1	51.7	—	74.5

Operating income (loss)	—	(1.6)	1.0	71.0	1.1	71.5
Interest expense, net	(4.5)	(0.7)	—	(1.3)	—	(6.5)
Other	—	(0.9)	—	0.9	—	—
Equity in earnings	67.8	69.2	1.5	—	(138.5)	—

Income (loss) before income taxes, and minority interests	63.3	66.0	2.5	70.6	(137.4)	65.0
Income tax benefit (provision)	—	0.3	—	(1.7)	—	(1.4)
Minority interests	—	—	—	—	(0.3)	(0.3)

Net income (loss)	$63.3	$66.3	$2.5	$68.9	$(137.7)	$63.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended June 30, 2006
Revenues	$—	$133.6	$6.9	$468.8	$(234.0)	$375.3
Cost of revenues	—	109.9	0.7	351.3	(239.8)	222.1

Gross profit	—	23.7	6.2	117.5	5.8	153.2

Research and development	—	6.2	2.7	16.3	—	25.2
Selling and marketing	—	13.0	0.2	9.5	—	22.7
General and administrative	—	2.4	(0.2)	19.1	—	21.3
Restructuring, asset impairments and other, net	—	4.5	—	(1.2)	—	3.3

Total operating expenses	—	26.1	2.7	43.7	—	72.5

Operating income (loss)	—	(2.4)	3.5	73.8	5.8	80.7
Interest expense, net	(0.9)	(4.0)	(2.3)	(3.1)	—	(10.3)
Other	—	2.3	—	(2.5)	—	(0.2)
Equity in earnings	68.4	68.7	1.4	—	(138.5)	—

Income (loss) before income taxes, and minority interests	67.5	64.6	2.6	68.2	(132.7)	70.2
Income tax benefit (provision)	—	2.0	—	(3.8)	—	(1.8)
Minority interests	—	—	—	—	(0.9)	(0.9)

Net income (loss)	$67.5	$66.6	$2.6	$64.4	$(133.6)	$67.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended June 29, 2007
Revenues	$—	$270.2	$7.0	$925.5	$(447.3)	$755.4
Cost of revenues	—	230.3	0.9	692.0	(450.4)	472.8

Gross profit	—	39.9	6.1	233.5	3.1	282.6

Research and development	—	14.6	6.0	42.6	—	63.2
Selling and marketing	—	24.1	0.6	21.5	—	46.2
General and administrative	—	148.0	(150.0)	41.0	—	39.0

Total operating expenses	—	186.7	(143.4)	105.1	—	148.4

Operating income (loss)	—	(146.8)	149.5	128.4	3.1	134.2
Interest expense, net	(9.1)	0.8	(2.1)	(3.0)	—	(13.4)
Other	—	(1.8)	—	1.3	—	(0.5)
Loss on debt prepayment	—	(0.1)	—	—	—	(0.1)
Equity in earnings	126.4	269.2	2.1	—	(397.7)	—

Income (loss) before income taxes, and minority interests	117.3	121.3	149.5	126.7	(394.6)	120.2
Income tax benefit (provision)	—	2.7	—	(4.7)	—	(2.0)
Minority interests	—	—	—	—	(0.9)	(0.9)

Net income (loss)	$117.3	$124.0	$149.5	$122.0	$(395.5)	$117.3

Net cash provided by (used in) operating activities	$—	$(188.8)	$179.6	$127.7	$—	$118.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(26.0)	—	(50.6)	—	(76.6)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.2	—	0.2
Proceeds from sales of property, plant and equipment	—	0.4	—	8.8	—	9.2

Net cash used in investing activities	—	(25.6)	—	(41.6)	—	(67.2)

Cash flows from financing activities:
Intercompany loans	—	(269.8)	—	269.8	—	—
Intercompany loan repayments	—	538.2	(179.6)	(358.6)	—	—
Proceeds from debt issuance	—	0.5	—	—	—	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	2.3	—	—	—	2.3
Proceeds from exercise of stock options	—	28.8	—	—	—	28.8
Repurchase of Treasury Stock	—	(55.2)	—	—	—	(55.2)
Dividends to minority shareholder of consolidated subsidiary	—	5.3	—	(8.1)	—	(2.8)
Equity injections from parent	—	—	5.3	—	—	5.3
Subsidiary declared dividend	—	—	(5.3)	—	—	(5.3)
Payment of capital lease obligation	—	(7.1)	—	(1.0)	—	(8.1)
Payment of debt issuance costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(24.4)	—	(4.4)	—	(28.8)

Net cash provided by (used in) financing activities	—	218.2	(179.6)	(102.3)	—	(63.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)

Net increase (decrease) in cash and cash equivalents	—	3.8	—	(16.8)	—	(13.0)
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$190.5	$—	$65.3	$—	$255.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended June 30, 2006
Revenues	$—	$245.0	$6.9	$902.5	$(445.1)	$709.3
Cost of revenues	—	198.4	1.4	690.9	(452.3)	438.4

Gross profit	—	46.6	5.5	211.6	7.2	270.9

Research and development	—	10.6	5.6	32.6	—	48.8
Selling and marketing	—	24.4	0.4	18.9	—	43.7
General and administrative	—	4.2	(0.2)	37.5	—	41.5
Restructuring, asset impairments and other, net	—	4.5	—	(1.2)	—	3.3

Total operating expenses	—	43.7	5.8	87.8	—	137.3

Operating income (loss)	—	2.9	(0.3)	123.8	7.2	133.6
Interest expense, net	(1.9)	(8.3)	(4.6)	(6.5)	—	(21.3)
Other	—	4.9	—	(4.1)	—	0.8
Equity in earnings	109.8	106.8	2.0	—	(218.6)	—

Income (loss) before income taxes, and minority interests	107.9	106.3	(2.9)	113.2	(211.4)	113.1
Income tax provision	—	1.4	—	(5.2)	—	(3.8)
Minority interests	—	—	—	—	(1.4)	(1.4)

Net income (loss)	$107.9	$107.7	$(2.9)	$108.0	$(212.8)	$107.9

Net cash provided by (used in) operating activities	$—	$77.7	$0.1	$53.9	$—	$131.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(94.0)	(0.1)	(41.0)	—	(135.1)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.3	—	0.3
Purchases of intangible assets	—	(11.9)	—	—		(11.9)
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	0.7	—	0.4	—	1.1

Net cash provided by (used in) investing activities	—	(102.9)	(0.1)	(40.3)	—	(143.3)

Cash flows from financing activities:
Intercompany loans	—	(228.1)	—	228.1	—	—
Intercompany loan repayments	—	255.3	—	(255.3)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.1	—	—	—	1.1
Proceeds from exercise of stock options and warrants	—	8.9	—	—	—	8.9
Dividends to minority shareholder of consolidated subsidiary	—	1.3	—	(2.3)	—	(1.0)
Equity injections from parent	—	—	1.3	—	—	1.3
Subsidiary declared dividend	—	—	(1.3)	—	—	(1.3)
Proceeds from issuance of common stock, net of issuance costs	—	76.4	—	—	—	76.4
Payment of capital lease obligation	—	(3.9)	—	—	—	(3.9)
Payment of debt issuance costs	—	(1.7)	—	—	—	(1.7)
Repayment of long term debt	—	(3.3)	—	(4.1)	—	(7.4)

Net cash provided by (used in) financing activities	—	106.0	—	(33.6)	—	72.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.6	—	0.6

Net increase (decrease) in cash and cash equivalents	—	80.8	—	(19.4)	—	61.4
Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$227.8	$—	$66.9	$—	$294.7

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Common Stock and Treasury Stock

Income per share calculations for the quarter and six months ended June 29, 2007 and June 30, 2006, are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$63.3	$67.5	$117.3	$107.9
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	—	0.3	—	0.7

Diluted net income applicable to common stock	$63.3	$67.8	$117.3	$108.6

Basic weighted average common shares outstanding	290.9	322.8	290.2	317.3
Add: Incremental shares for:
Dilutive effect of equity based compensation	7.7	6.4	8.0	7.0
1.875% convertible senior subordinated notes	4.7	—	4.7	—
2.625% convertible senior subordinated notes	0.9	—	0.9	—
Convertible zero coupon senior subordinated notes	2.3	26.5	2.3	26.5

Diluted weighted average common shares outstanding	306.5	355.7	306.1	350.8

Income per common share
Basic:	$0.22	$0.21	$0.40	$0.34

Diluted:	$0.21	$0.19	$0.38	$0.31

Basic income per share is computed by dividing net income, by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded option shares were 7.7 million and 8.0 million, and 6.4 million and 7.0 million for the quarters and six months ended June 29, 2007, and June 30, 2006, respectively.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company used cash on hand to repurchase 5,000,000 shares of its common stock during the quarter ended June 29, 2007, at a price of $11.05 per share. These shares were acquired for general corporate purposes. Neither these shares, nor shares previously repurchased by the Company, had been reissued or retired as of June 29, 2007.

Note 8: Employee Stock Benefit Plans

Stock Options

There was an aggregate of 21.6 million and 18.5 million shares of common stock available for grant under the Company’s stock option plans at June 29, 2007 and December 31, 2006, respectively. The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The weighted-average

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

estimated fair value of stock options granted during the quarters and six months ended June 29, 2007 and June 30, 2006 was $4.25 and $2.65, and $3.65 and $2.91 per share, respectively, and was calculated with the following weighted-average assumptions (annualized percentages):

	Quarter Ended June 29, 2007	Quarter Ended June 30, 2006	Six Months Ended June 29, 2007	Six Months Ended June 30, 2006
Volatility	41.5%	49.6%	41.2%	48.8%
Risk-free interest rate	4.9%	5.0%	4.5%	4.8%
Post-vesting forfeiture rate	7.9%	8.9%	8.1%	9.3%
Rate of exercise	37.8%	28.8%	36.1%	28.6%

The expected life for options granted during the quarters and six months ended June 29, 2007 and June 30, 2006 derived from the lattice model was 4.2 years and 4.2 years, and 4.0 years and 4.0 years, respectively. Pre-vesting forfeitures were estimated to be approximately 13% for both the quarters and six months ended June 29, 2007 and June 30, 2006, based on historical experience.

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Six Months Ended June 29, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2006	27.3	$5.39
Grants	5.6	9.33
Exercises	(7.8)	3.70
Cancellations	(0.6)	7.44

Outstanding at June 29, 2007	24.5	$6.79	7.2	$103.2

Exercisable at June 29, 2007	11.3	$6.28	5.4	$57.2

Additional information about stock options outstanding at June 29, 2007 with exercise prices less than or above $10.72 per share, the closing price at June 29, 2007, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $10.72	10.0	$4.98	12.7	$7.09	22.7	$6.16
Above $10.72	1.3	$15.83	0.5	$10.87	1.8	$14.57

Total outstanding	11.3	$6.28	13.2	$7.23	24.5	$6.79

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Units

Restricted stock units vest over two to four years and are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s non-vested restricted stock units granted to certain officers and directors of the Company as of June 29, 2007, and changes during the six months ended June 29, 2007.

	Six Months Ended June 29, 2007
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2006	0.3	$6.21
Granted	0.6	9.51
Released	(0.1)	6.22
Forfeited	(0.1)	8.41

Nonvested shares of restricted stock units at June 29, 2007	0.7	$8.53

Employee Stock Purchase Plans

As of June 29, 2007, there were 2.5 million shares available for issuance under the Employee Stock Purchase Plan. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarters and six months ended June 29, 2007, and June 30, 2006 was $2.21 per share and $1.97 per share, and $1.48 and $1.40, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Six Months Ended
Employee Stock Purchase Plan	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	4.9%	4.7%	4.9%	4.4%
Volatility	48.0%	51.0%	43.0%	47.0%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Share-Based Compensation Expense

Total estimated share-based compensation expense, related to the Company’s stock options, restricted stock units and employee stock purchase plan, recognized for the quarter and six month ended June 29, 2007 and June 30, 2006 was comprised as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cost of revenues	$1.1	$0.6	$2.1	$0.9
Research and development	0.6	0.4	1.2	0.8
Selling and marketing	0.7	0.5	1.2	1.0
General and administrative	1.1	0.9	2.3	1.6

Share-based compensation expense before income taxes	3.5	2.4	6.8	4.3
Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$3.5	$2.4	$6.8	$4.3

Net share-based compensation expense, per common share:
Basic	$0.01	$0.01	$0.02	$0.01

Diluted	$0.01	$0.01	$0.02	$0.01

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

At June 29, 2007, total unrecognized estimated compensation cost net of estimated forfeitures related to non-vested stock options and non-vested restricted stock units granted prior to that date was $26.2 million and $4.5 million, respectively. The total intrinsic value of stock options exercised during the quarter and six months ended June 29, 2007 was $14.3 million and $48.5 million, respectively. The Company recorded cash received from the exercise of stock options of $9.6 million and $28.8 million and cash from the issuance of shares under the Employee Stock Purchase Plan of $1.2 million and $2.3 million and no related tax benefits during the quarter and six months ended June 29, 2007, respectively.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of June 29, 2007 (in millions):

Remainder of 2007 (1)	$6.8
2008	9.7
2009	7.5
2010	5.1
2011	2.0
Thereafter	2.9

Total	$34.0

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

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

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under any of these indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial position, results of operations or cash flows.

Legal Matters

We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material effect on our financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial position, results of operations or cash flows could be materially and adversely effected.

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of the Company’s former officers, current and former directors and the underwriters for the Company’s initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942 (“District Court”). On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

single federal district judge for purposes of coordinated case management. The Company believes that the claims against the Company are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

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

In June 2003, upon the determination of a special independent committee of our Board of Directors, the Company elected to participate in a proposed settlement with the plaintiffs in this litigation. Had it been approved by the District Court, this proposed settlement would have resulted in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against the Company and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement in a timely and appropriate fashion.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company could not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including the Company. Because any possible future settlement with the plaintiffs, if a settlement were ever to be negotiated and ultimately agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible future settlement of the claims against the Company cannot now be predicted.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Now that the proposed settlement has been terminated, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other Matter

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that its products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that we stop use of such rights, or other remedies. The Company is in binding arbitration on one such claim under an existing license agreement. The arbitration hearing is scheduled for later this year, at which time the panel will determine if the Company must pay the licensor accrued and/or future royalty payments. The Company believes it has credible defenses to this claim. Moreover, the Company believes that, even if it were required to make these royalty payments, the payment of any accrued royalty due and related costs and expenses would not have a material adverse effect on the Company’s financial position, and the payment of any future royalties not yet earned would not have a material adverse effect on the Company’s related ongoing results of operations.

Note 10: Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 to its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 11: Related Party

As described in Note 1 “Background and Basis of Presentation”, on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of December 31, 2006, TPG owned approximately 33%, or 95.4 million shares, of the Company’s outstanding shares of common stock. During the six months ended June 29, 2007, TPG sold all its remaining shares of the Company’s common stock.

During the quarter and six months ended June 29, 2007, the Company incurred approximately $0.2 million of costs and expenses on behalf of TPG in connection with prospectus supplements and private offerings for the sale of approximately 95.4 million shares of the Company’s common stock, which were owned by TPG.

Note 12: Segment Information

The Company is organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which includes products that are sold in many different end-markets) and manufacturing services. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. The Company’s manufacturing services, in which the Company manufactures parts for other semiconductor companies, principally in the newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major iniatives.

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

The Company’s wafer manufacturing facilities fabricate integrated circuits for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not make sales to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

each other. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. From time to time the Company reassesses the alignment of its product families and devices to its operating segments and may move product families or individual devices from one operating segment to another.

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

Information about segments for the quarter and six months ended June 29, 2007 and for the quarter and six months ended June 30, 2006 is as follows, (in millions):

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Manufacturing Services	Total
Quarter ended June 29, 2007:
Revenues from external customers	$103.9	$81.3	$42.9	$127.7	$25.4	$381.2
Segment gross profit	$39.8	$30.9	$23.2	$58.1	$(1.7)	$150.3
Segment operating income	$17.5	$14.1	$12.0	$40.4	$(2.6)	$81.4

Quarter ended June 30, 2006:
Revenues from external customers	$107.9	$84.2	$38.8	$130.6	$13.8	$375.3
Segment gross profit	$47.6	$30.5	$21.8	$58.1	$2.8	$160.8
Segment operating income	$26.4	$15.9	$11.0	$37.7	$2.5	$93.5

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Manufacturing Services	Total
Six months ended June 29, 2007:
Revenues from external customers	$209.9	$161.5	$85.1	$247.1	$51.8	$755.4
Segment gross profit	$81.8	$60.8	$44.6	$107.8	$(3.9)	$291.1
Segment operating income	$36.9	$27.0	$22.4	$72.2	$(5.7)	$152.8

Six months ended June 30, 2006:
Revenues from external customers	$206.6	$161.0	$76.3	$250.6	$14.8	$709.3
Segment gross profit	$86.6	$56.1	$40.2	$105.2	$3.1	$291.2
Segment operating income	$45.4	$27.6	$18.7	$64.9	$2.7	$159.3

(1)	Segment revenues from external customers, gross profit and operating income for the quarter and six months ended June 30, 2006 have been recast to reflect the alignment that existed at June 29, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Gross profit for reportable segments	$150.3	$160.8	$291.1	$291.2
Unallocated amounts:
Other unallocated manufacturing costs	(4.3)	(7.6)	(8.5)	(20.3)

Gross profit	$146.0	$153.2	$282.6	$270.9

Operating income for reportable segments	$81.4	93.5	$152.8	159.3
Unallocated amounts:
Restructuring, asset impairment and other, net	—	(3.3)	—	(3.3)
Other unallocated manufacturing costs	(4.3)	(7.6)	(8.5)	(20.3)
Other unallocated operating expenses	(5.6)	(1.9)	(10.1)	(2.1)

Operating income	$71.5	$80.7	$134.2	$133.6

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	June 29, 2007	June 30, 2006
United States	$94.0	$91.5
The Other Americas	0.7	1.0
United Kingdom	56.4	56.1
China	154.5	138.3
Singapore	35.4	41.5
The Other Asia/Pacific	40.2	46.9

Total Revenues	$381.2	$375.3

	Six Months Ended
	June 29, 2007	June 30, 2006
United States	$194.0	$167.8
The Other Americas	1.3	1.9
United Kingdom	114.7	111.2
China	294.9	261.0
Singapore	72.9	77.8
The Other Asia/Pacific	77.6	89.6

Total Revenues	$755.4	$709.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the quarter and six months ended June 29, 2007, one of the Company’s customers accounted for 12% of the Company’s total revenues. For the quarter and six months ended June 30, 2006, one of the Company’s customers accounted for 12% of the Company’s total revenues.

Property, plant and equipment by geographic location is summarized as follows (in millions):

	June 29, 2007	December 31, 2006
China	$103.6	$105.5
United States	168.4	169.7
Europe	110.7	101.9
Malaysia	96.5	91.0
Japan	63.3	66.6
The Other Asia/Pacific	52.6	40.0
The Other Americas	2.8	3.4

	$597.9	$578.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 23, 2007 and our unaudited consolidated financial statements for the fiscal quarter ended June 29, 2007 included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See section entitled “1A. Risk Factors”.

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 7.3% during 2007 through 2010. These are projections and may not be indicative of actual results.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 28,800 products and we shipped approximately 15.3 billion units in the first six months of 2007 as compared to approximately 15.2 billion units in the first six months of 2006. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

We are organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which include products that are sold in many different end-markets) and manufacturing services. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. Our manufacturing services, in which we manufacture parts for other semiconductor companies, principally in our newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent our view of the business and as such are used to evaluate progress of major initiatives. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

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

We have approximately 157 direct customers worldwide, and we also service approximately 211 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Apple, Continental Automotive Systems, Hewlett Packard, Microsoft, Intel, Motorola, Seagate, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Texas, Oregon, China, Slovakia, the Czech Republic, Korea, and France, and we currently operate manufacturing facilities in Arizona, Oregon, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. In the first quarter of 2007, we announced the planned closing of one of our Arizona manufacturing facilities for cost savings purposes. The wafer manufacturing that takes place at this facility will be transferred to our other manufacturing facilities. We plan to sell the wafer fabrication facility and associated land. We also continue to market additional unused portions of our property at our corporate headquarters in Arizona and plan to use some of the proceeds from the sale to upgrade portions of our corporate headquarters. During the second quarter of 2007 we entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $12.3 million subject to various conditions and certain adjustments. If the sale is completed, at the originally contracted price, we expect to record gains totaling approximately $11.0 million over the next three to four quarters. The remaining property and buildings, excluding the wafer manufacturing facility are currently being marketed for sale. We will maintain our headquarters offices and remaining manufacturing facilities on the portions of the property that are not for sale.

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

As of December 31, 2006, Texas Pacific Group (“TPG”) owned approximately 33%, or 95.4 million shares, of our outstanding shares of common stock. During the six months ended June 29, 2007, TPG sold all its remaining shares of our common stock.

We used cash on hand to repurchase 5,000,000 shares of our common stock during the quarter ended June 29, 2007, at a price of $11.05 per share. These shares were acquired for general corporate purposes. Neither these shares, nor shares previously repurchased by us, had been reissued or retired as of June 29, 2007.

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

During the second quarter of 2007, we experienced an increase in the end market unit demand, partially offset by price decreases, which resulted in increased revenue compared to our previous quarter. We expect our third quarter product revenues to grow by 4% to 7% thereby indicating we have entered the growth phase of a new cycle.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 133 new product families in 2006 and an additional 72 new product families in the first six months of 2007. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. In light of the recent acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

Debt Reduction and Financing Activities

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2002 and 2003, we engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Since 2003, however, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $1,143.4 million as of June 29, 2007. Similarly, our 2003 average quarterly interest expense of $37.8 million has declined, and we recorded $9.4 million of interest expense in the second quarter of 2007. Also, see “Liquidity and Capital Resources” and Note 6 “Long-term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

Based upon booking trends, backlog levels, anticipated manufacturing services revenue and estimated turns levels, we anticipate that product revenues will be approximately $370.0 million to $380.0 million in the third quarter of 2007 as compared to product revenues of $355.8 million in the second quarter of 2007. We anticipate that approximately $23.0 million of our total revenues will come from manufacturing services revenues during the third quarter of 2007. Backlog levels at the beginning of the third quarter of 2007 were up from backlog levels at the beginning of the second quarter of 2007, and represented over 90 percent of our anticipated third quarter 2007 revenues. We expect average selling prices will be down approximately two percent in the third quarter of 2007. We expect our product gross margins and our total gross margins in the third quarter of 2007 to be approximately flat with the second quarter of 2007. We currently expect our stock based compensation expense to be approximately $3.0 million to $4.0 million in the third quarter of 2007.

For the third quarter of 2007, we expect selling and marketing and general and administrative expenses at approximately 10% to 11% of revenues and research and development expenses at approximately 8% to 9% of revenues. We anticipate that net interest expense and income tax provision will be approximately $6.5 million and $2.5 million, respectively, for the third quarter of 2007. Based on the stock price of our common stock as of the end of the second quarter of 2007, our fully diluted common shares outstanding would be approximately 307 million in the third quarter of 2007. We anticipate cash capital expenditures will be approximately $25.0 million in the third quarter of 2007.

Results of Operations

Quarter Ended June 29, 2007 Compared to Quarter Ended June 30, 2006

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended June 29, 2007 and June 30, 2006. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	June 29, 2007	June 30, 2006
Product revenues	$355.8	$361.5	$(5.7)
Manufacturing service revenue	25.4	13.8	11.6

Net revenues	381.2	375.3	5.9

Cost of product revenues	208.1	211.1	(3.0)
Cost of manufacturing revenues	27.1	11.0	16.1

Gross profit	146.0	153.2	(7.2)

Operating expenses:
Research and development	32.4	25.2	7.2
Selling and marketing	23.3	22.7	0.6
General and administrative	18.8	21.3	(2.5)
Restructuring, asset impairments and other, net	—	3.3	(3.3)

Total operating expenses	74.5	72.5	2.0

Operating income	71.5	80.7	(9.2)

Other income (expenses), net:
Interest expense	(9.4)	(13.1)	3.7
Interest income	2.9	2.8	0.1
Other	—	(0.2)	0.2
Loss on debt prepayment	—	—	—

Other income (expenses), net	(6.5)	(10.5)	4.0

Income before income taxes and minority interests	65.0	70.2	(5.2)
Income tax provision	(1.4)	(1.8)	0.4
Minority interests	(0.3)	(0.9)	0.6

Net income	$63.3	$67.5	$(4.2)

Revenues

Net revenues were $381.2 million and $375.3 million during the quarters ended June 29, 2007 and June 30, 2006, respectively. The increase from the second quarter of 2006 to the second quarter of 2007 was due primarily to increased manufacturing services revenue resulting from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, increased revenues from the sale of obsolete leaded parts and increased product volume, partially offset by a decrease in average selling prices of approximately 7%. As indicated in the table below, the increase was most pronounced in the manufacturing services and in the digital and consumer products segments. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended June 29, 2007	As a % Revenue (1)	Quarter Ended June 30, 2006	As a % Revenue	Dollar Change	% Change
Automotive & Power Regulation	$103.9	27.3%	$107.9	28.8%	$(4.0)	(3.7%)
Computing Products	81.3	21.3%	84.2	22.4%	(2.9)	(3.4%)
Digital & Consumer Products	42.9	11.3%	38.8	10.3%	4.1	10.6%
Standard Products	127.7	33.5%	130.6	34.8%	(2.9)	(2.2%)
Manufacturing Services	25.4	6.7%	13.8	3.7%	11.6	84.1%

Total Revenues	$381.2		$375.3		$5.9

(1)	Segment revenues from external customers for the quarter ended June 30, 2006 has been recast to reflect the alignment that existed at June 29, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Revenues from automotive and power regulation decreased $4.0 million, or 3.7%, in the second quarter of 2007 as compared to the second quarter of 2006. The decrease is attributed to a decrease in revenues from LDO and voltage regulator and DC to DC conversion products, partially offset by increases in revenues from analog automotive products.

Revenues from computing products decreased $2.9 million, or 3.4%, in the second quarter of 2007 as compared to the second quarter of 2006. The decrease is attributed to a decrease in revenues from power switching and signal and interface products.

Revenues from digital and consumer products increased $4.1 million, or 10.6%, in the second quarter of 2007 as compared to the second quarter of 2006. This increase is due to an increase in revenues from low voltage, integrated power, and filter products.

Revenues from standard products decreased $2.9 million, or 2.2%, in the second quarter of 2007 as compared to the second quarter of 2006. The decrease is primarily attributed to a decrease in revenues standard logic, high frequency, and thyristor products, partially offset by increases in revenues from protection products.

Additionally, revenue growth in manufacturing services arose in the second quarter of 2007 as we enjoyed a full quarter of activity pursuant to an LSI wafer supply agreement. In contrast, we only enjoyed six weeks of activity in the second quarter of 2006.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Quarter Ended June 29, 2007	As a % Revenue	Quarter Ended June 30, 2006	As a % Revenue
Americas	$94.7	25%	$92.5	25%
Asia Pacific	230.1	60%	226.7	60%
Europe	56.4	15%	56.1	15%

Total	$381.2	100%	$375.3	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices.

For the quarter ended June 29, 2007 and June 30, 2006, one of our customers accounted for 12% of the Company’s total revenues.

Approximately 17% of our revenues for the quarter ended June 29, 2007, are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter ended March 30, 2007, our revenues from Delphi accounted for less than 3% of our total revenues. During the quarter ended March 30, 2007, we sold, without discount, to a third party with recourse to us all of our pre-petition receivables due from Delphi totaling $5.4 million, all of which are subject to collection pending resolution of the reorganization proceedings.

Gross Profit

Our gross profit was $146.0 million in the second quarter of 2007 compared to $153.2 million in the second quarter of 2006. As a percentage of revenues, our gross profit was 38.3% in the second quarter of 2007 as compared to 40.8% in the second quarter of 2006. Gross profit decreased during the second quarter of 2007 as compared to the second quarter of 2006 primarily due to decreased average selling prices, partially offset by cost savings from our profitability enhancement programs and sales of obsolete leaded parts. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Quarter Ended June 29, 2007	As a % Revenue	Quarter Ended June 30, 2006	As a % Revenue	Dollar Change	% Change
Automotive & Power Regulation	$39.8	10.4%	$47.6	12.7%	$(7.8)	-16.4%
Computing Products	30.9	8.1%	30.5	8.1%	0.4	1.3%
Digital & Consumer Products (1)	23.2	6.1%	21.8	5.8%	1.4	6.4%
Standard Products (1)	58.1	15.2%	58.1	15.5%	—	0.0%
Manufacturing Services	(1.7)	-0.4%	2.8	0.7%	(4.5)	-160.7%

Gross profit by segment	$150.3	39.4%	$160.8	42.8%	$(10.5)

Unallocated manufacturing costs	(4.3)	-1.1%	(7.6)	-2.0%

Total gross profit	$146.0	38.3%	$153.2	40.8%

(1)	Segment gross profit from external customers for the quarter ended June 30, 2006 has been recast to reflect the alignment that existed at June 29, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Gross profit from automotive and power regulation decreased $7.8 million, or 16.4%, in the second quarter of 2007 as compared to the second quarter of 2006. The decrease can be attributed to a decrease in gross profit from rectifier, LDO and voltage regulator products, and DC to DC conversion products.

Gross profit from computing products increased $0.4 million, or 1.3%, in the second quarter of 2007 as compared to the second quarter of 2006. The increase can be attributed to an increase in gross profit from low and medium voltage MOSFET products, offset by decreases in gross product from power switching and signal and interface products.

Gross profit from digital and consumer products increased $1.4 million, or 6.4%, in the second quarter of 2007 as compared to the second quarter of 2006. The increase can be attributed to increases in gross profit from low voltage and integrated power products.

Gross profit from standard products remained unchanged in the second quarter of 2007 as compared to the second quarter of 2006 primarily due to an increase in gross profit from high frequency and standard logic products offset by a decrease in gross profit from thyristor products.

Gross profit from manufacturing services decreased $4.5 million in the second quarter of 2007 as compared to the second quarter of 2006.

Operating Expenses

Research and development expenses were $32.4 million in the second quarter of 2007 compared to $25.2 million in the second quarter of 2006, representing an increase of $7.2 million, or 28.6%. Research and development expenses represented 8.5% and 6.7% of revenues in the second quarter of 2007 and the second quarter of 2006, respectively. The increase in research and development expenses was attributable to increased employee salaries and wages, increased headcount and increased stock compensation expense, which arose from the porting of existing products to our Gresham production fab, to development of new products in our Gresham fab and the expansion of our digital production capacities in our Gresham fab.

Selling and marketing expenses were $23.3 million in the second quarter of 2007 compared to $22.7 million in the second quarter of 2006, representing an increase of $0.6 million, or 2.6%. Selling and marketing expenses represented 6.1% and 6.0% of revenues in the second quarter of 2007 and the second quarter of 2006, respectively. The slight increase in selling and marketing expenses is primarily attributable to increased employee salaries and wages with higher head count from the opening of our solutions engineering centers in California and Germany, offset by a decrease in employee bonuses.

General and administrative expenses were $18.8 million in the second quarter of 2007 compared to $21.3 million in the second quarter of 2006, representing a decrease of $2.5 million, or 11.7%. General and administrative expenses represented 4.9% and 5.7% of revenues in the second quarter of 2007 and the second quarter of 2006, respectively. The decrease in general and administrative expenses was primarily attributable to decreased consultant fees and employee performance bonuses partially offset by increased employee salaries and wages due to increased head count.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $3.3 million in the second quarter of 2006. During the second quarter of 2006, we recorded $4.7 million of asset impairments partially offset by $1.4 million of net adjustments to reserves.

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

Operating Income

Information about operating income from our reportable segments for the quarters ended June 29, 2007 and June 30, 2006 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Manufacturing Services	Total
Quarter ended June 29, 2007:
Segment operating income	$17.5	$14.1	$12.0	$40.4	$(2.6)	$81.4
Quarter ended June 30, 2006:
Segment operating income	$26.4	$15.9	$11.0	$37.7	$2.5	$93.5

(1)	Segment operating income from external customers for the quarter ended June 30, 2006 has been recast to reflect the alignment that existed at June 29, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Quarter Ended
	June 29 2007	June 30 2006
Operating income for reportable segments	$81.4	$93.5
Unallocated amounts:
Restructuring, asset impairment and other, net	—	(3.3)
Other unallocated manufacturing costs	(4.3)	(7.6)
Other unallocated operating expenses	(5.6)	(1.9)

Operating income	$71.5	$80.7

Interest Expense

Interest expense was $9.4 million in the second quarter of 2007 compared to $13.1 million in the second quarter of 2006. The decrease in interest expense was primarily a result of interest savings during the second quarter of 2007 that resulted from the issuance of our 2.625% convertible bonds in December 2006 with a large portion (approximately $199.0 million) used to reduce our senior bank facilities bearing a 7% interest rate. Our average month-end long-term debt balance (including current maturities) in the second quarter of 2007 was $1,145.2 million with a weighted average interest rate of 3.3% compared to $1,060.9 million and a weighted average interest rate of 4.9% in the second quarter of 2006. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $1.4 million in the second quarter of 2007 compared to $1.8 million in the second quarter of 2006. The provision for the second quarter of 2007 included $2.3 million for income and withholding taxes of certain of our foreign operations and $0.3 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $1.2 million of previously accrued income taxes for anticipated audit issues. The provision for the second quarter of 2006 included income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differential in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended June 29, 2007 and June 30, 2006. The amounts in the following table are in millions:

	Six Months Ended		Dollar Change
	June 29, 2007	June 30, 2006
Product revenues	$703.6	$694.5	$9.1
Manufacturing service revenue	51.8	14.8	37.0

Net revenues	755.4	709.3	46.1

Cost of product revenues	417.1	426.9	(9.8)
Cost of manufacturing revenues	55.7	11.5	44.2

Gross profit	282.6	270.9	11.7

Operating expenses:
Research and development	63.2	48.8	14.4
Selling and marketing	46.2	43.7	2.5
General and administrative	39.0	41.5	(2.5)
Restructuring, asset impairments and other, net	—	3.3	(3.3)

Total operating expenses	148.4	137.3	11.1

Operating income	134.2	133.6	0.6

Other income (expenses), net:
Interest expense	(19.1)	(26.1)	7.0
Interest income	5.7	4.8	0.9
Other	(0.5)	0.8	(1.3)
Loss on debt prepayment	(0.1)	—	(0.1)

Other income (expenses), net	(14.0)	(20.5)	6.5

Income before income taxes and minority interests	120.2	113.1	7.1
Income tax provision	(2.0)	(3.8)	1.8
Minority interests	(0.9)	(1.4)	0.5

Net income	$117.3	$107.9	$9.4

Revenues

Net revenues were $755.4 million and $709.3 million during the first six months ended June 29, 2007 and June 30, 2006, respectively. The increase from the first six months of 2006 to the first six months of 2007 was primarily due to increased manufacturing services revenue resulting from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, increased product volume and increased revenues from the sale of obsolete leaded parts, partially offset by a decrease in average selling prices by approximately 5%. As indicated in the table below, the increase was most pronounced in the manufacturing services and in the digital and consumer products segments. The revenues by reportable segment were as follows (dollars in millions):

	Six Months Ended June 29, 2007	As a % Revenue(1)	Six Months Ended June 30, 2006 (2)	As a % Revenue (1)	Dollar Change	% Change
Automotive & Power Regulation	$209.9	27.8%	$206.6	29.1%	$3.3	1.6%
Computing Products	161.5	21.4%	161.0	22.7%	0.5	0.3%
Digital & Consumer Products	85.1	11.3%	76.3	10.8%	8.8	11.5%
Standard Products	247.1	32.7%	250.6	35.3%	(3.5)	(1.4%)
Manufacturing Services	51.8	6.9%	14.8	2.1%	37.0	250.0%

Total Revenues	$755.4		$709.3		$46.1

(1)	Certain amounts may not total due to rounding of individual amounts.

(2)	Segment revenues from external customers for the six months ended June 30, 2006 has been recast to reflect the alignment that existed at June 29, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Revenues from automotive and power regulation increased $3.3 million, or 1.6%, in the first six months of 2007 as compared to the first six months of 2006. The increase is attributed to an increase in revenues from LDO and voltage regulator products and DC to DC conversion products partially offset by decreases in revenues from automotive products.

Revenues from computing products increased $0.5 million, or 0.3%, in the first six months of 2007 as compared to the first six months of 2006. The decrease is attributed to an increase in revenues from power switching products partially offset by a decrease in revenues from low and medium voltage MOSFET products.

Revenues from digital and consumer products increased $8.8 million, or 11.5%, in the first six months of 2007 as compared to the first six months of 2006. This increase is due to an increase in revenues from low voltage, filters, and integrated power products.

Revenues from standard products decreased $3.5 million, or 1.4%, in the first six months of 2007 as compared to the first six months of 2006. The decrease is primarily attributed to decreases in revenues from standard logic, small signal, and high frequency products, offset by increases in revenues from protection products.

Additionally, revenue growth in manufacturing services arose in the second quarter of 2007 as we enjoyed a full six months of activity pursuant to an LSI wafer supply agreement. In contrast we only enjoyed six weeks of activity during the first six months of 2007.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 29, 2007	As a % Revenue	Six Months Ended June 30, 2006	As a % Revenue
Americas	$195.3	26%	$169.7	24%
Asia Pacific	445.4	59%	428.4	16%
Europe	114.7	15%	111.2	60%

Total	$755.4	100%	$709.3	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices.

For the six months ended June 29, 2007 and June 30, 2006, one of our customers accounted for 12% of the Company’s total revenues.

Approximately 17% of our revenues for the six months ended June 29, 2007, are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the six months ended June 29, 2007, our revenues from Delphi accounted for less than 3% of our total revenues. During the quarter ended March 30, 2007, we sold, without discount, to a third party with recourse to us all of our receivables due from Delphi totaling $5.4 million, all of which are subject to collection pending resolution of the reorganization proceedings.

Gross Profit

Our gross profit was $282.6 million in the first six months of 2007 compared to $270.9 million in the first six months of 2006. As a percentage of revenues, our gross profit was 37.4% in the first six months of 2007 as compared to 38.2% in the first six months of 2006. Gross profit increased during the first six months of 2007 as compared to the first six months of 2006 primarily due to cost savings from our profitability enhancement programs, increased sales volume and increased sales of obsolete leaded parts, partially offset by declines in average selling prices. See Note 4 “Accounting Changes” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. The gross profit by reportable segment in each of these quarters was as follows (dollars in millions):

	Six Months Ended June 29, 2007	As a % Revenue	Six Months Ended June 30, 2006	As a % Revenue	Dollar Change	% Change
Automotive & Power Regulation	$81.8	10.8%	$86.6	12.2%	(4.8)	-5.5%
Computing Products	60.8	8.0%	56.1	7.9%	4.7	8.4%
Digital & Consumer Products (1)	44.6	5.9%	40.2	5.7%	4.4	10.9%
Standard Products (1)	107.8	14.3%	105.2	14.8%	2.6	2.5%
Manufacturing Services	(3.9)	-0.5%	3.1	0.4%	(7.0)	-225.8%

Gross profit by segment	$291.1	38.5%	$291.2	41.1%	$(0.1)

Unallocated manufacturing costs	(8.5)	-1.1%	(20.3)	-2.9%

Total gross profit	$282.6	37.4%	$270.9	38.2%

(1)	Segment gross profit from external customers for the six months ended June 30, 2006 has been recast to reflect the alignment that existed at June 29, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Gross profit from automotive and power regulation decreased $4.8 million, or 5.5%, in the first six months of 2007 as compared to the first six months of 2006. The decrease can be attributed to decreased gross profit from rectifiers, partially offset by increased gross profit from analog automotive and DC to DC conversion products.

Gross profit from computing products increased $4.7 million, or 8.4%, in the first six months of 2007 as compared to the first six months of 2006. The increase can be attributed to increased gross profit from low voltage MOSFET products partially offset by decreased gross margin for power and switching products.

Gross profit from digital and consumer products increased $4.4 million, or 10.9%, in the first six months of 2007 as compared to the first six months of 2006. The increase can be attributed to increases in gross profit from low and medium voltage MOSFET products partially offset by decreases in gross profit from power switching products.

Gross profit from standard products increased $2.6 million, or 2.5%, in the first six months of 2007 as compared to the first six months of 2006. The increase can be primarily attributed to an increase in gross profit from protection products partially offset by decreases in gross profit from thyristor products.

Gross profit from manufacturing services decreased $7.0 million in the first six months of 2007 as compared to the first six months of 2006.

Operating Expenses

Research and development expenses were $63.2 million in the first six months of 2007 compared to $48.8 million in the first six months of 2006, representing an increase of $14.4 million, or 29.5%. Research and development expenses represented 8.3% and 6.9% of revenues in the first six months of 2007 and the first six months of 2006, respectively. The increase in research and development expenses was attributable to increased employee salaries and wages and increased headcount and increased stock compensation expense, which arose from the porting of existing products to our Gresham fab, to development of new products in our Gresham fab and the expansion of our digital production capacities in our Gresham fab.

Selling and marketing expenses were $46.2 million in the first six months of 2007 compared to $43.7 million in the first six months of 2006, representing an increase of $2.5 million, or 5.7%. Selling and marketing expenses represented 6.1% and 6.2% of revenues in the first six months of 2007 and the first six months of 2006, respectively. The increase in selling and marketing expenses is primarily attributable to increased employee salaries and wages with higher head count from the opening of our solutions engineering centers in San Jose and Munich, partially offset by a decrease in employee bonuses.

General and administrative expenses were $39.0 million in the first six months of 2007 compared to $41.5 million in the first six months of 2006, representing an decrease of $2.5 million, or 6.0%. General and administrative expenses represented 5.2% and 5.9% of revenues in the first six months of 2007 and the first six months of 2006, respectively. The decrease in general and administrative expenses was attributable to decreases in consultant fees and employee performance bonus partially offset by increased employee salaries and wages from higher head count.

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

Operating Income

Information about operating income from our reportable segments for the six months ended June 29, 2007 and June 30, 2006 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Manufacturing Services	Total
Six months ended June 29, 2007:
Segment operating income	$36.9	$27.0	$22.4	$72.2	$(5.7)	$152.8
Six months ended June 30, 2006:
Segment operating income	$45.4	$27.6	$18.7	$64.9	$2.7	$159.3

(1)	Segment operating income from external customers for the quarter ended June 30, 2006 has been recast to reflect the alignment that existed at June 29, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Six Months Ended
	June 29 2007	June 30 2006
Operating income for reportable segments	$152.8	$159.3
Unallocated amounts:
Restructuring, asset impairment and other, net	—	(3.3)
Other unallocated manufacturing costs	(8.5)	(20.3)
Other unallocated operating expenses	(10.1)	(2.1)

Operating income	$134.2	$133.6

Interest Expense

Interest expense was $19.1 million in the first six months of 2007 compared to $26.1 million in the first six months of 2006. The decrease in interest expense was primarily a result of interest savings during the first six months of 2007 that resulted from the issuance of our 2.625% convertible bonds in December 2006 with a large portion (approximately $199.0 million) used to reduce our senior bank facilities bearing a 7% interest rate. Our average month-end long-term debt balance (including current maturities) in the first six months of 2007 was $1,155.6 million with a weighted average interest rate of 3.3% compared to $1,063.0 million and a weighted average interest rate of 4.9% in the first six months of 2006. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $2.0 million in the first six months of 2007 compared to $3.8 million in the first six months of 2006. The provision for the first six months of 2007 included $4.1 million for income and withholding taxes of certain of our foreign operations and $1.0 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $3.1 million of previously accrued income taxes for anticipated audit issues. The provision for the first six months of 2006 included income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differential in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligation, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at June 29, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Standby letter of credit	$5.0	$1.0	$0.4	$2.1	$—	$—	$1.5
Bank guarantees	$4.6	$3.0	$1.6	$—	$—	$—	$0.0

Commercial commitments	$9.6	$4.0	$2.0	$2.1	$—	$—	$1.5

	Payments Due by Period
Contractual obligations	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Long-term debt	$1,143.4	$13.2	$25.4	$56.4	$276.4	$14.0	$758.0
Operating leases (1) (2)	34.0	6.8	9.7	7.5	5.1	2.0	2.9
Other long-term obligations—pension plans	12.2	2.4	3.0	3.0	3.0	0.8	—
Purchase obligations (1):
Capital purchase obligations	38.6	30.4	7.2	1.0	—	—	—
Foundry and inventory purchase obligations	63.1	53.3	3.0	2.9	1.3	1.2	1.4
Mainframe support	3.6	2.1	0.8	0.7	—	—	—
Information technology and communication services	17.6	6.7	7.4	3.0	0.5	—	—
Other	10.1	6.1	3.4	0.6	—	—	—

Total contractual obligations	$1,322.6	$121.0	$59.9	$75.1	$286.3	$18.0	$762.3

(1)	These represent our off-balance sheet arrangements.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes $174.6 million outstanding under senior bank facilities, approximately $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million of 1.875% convertible senior subordinated notes due 2025, $484.0 million of 2.625% convertible senior subordinated notes due 2026, $10.4 million outstanding under a note payable to a Japanese bank, $51.7 million outstanding under loan facilities with two Chinese banks, $0.5 million note payable to Oregon State due 2009 and $67.2 million of capital lease obligations. See Note 6 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Our balance of cash and cash equivalents was $255.8 million at June 29, 2007 and our cash flow from operations for the six months ending June 29, 2007 was $118.5 million. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our contractual obligation and other operating and capital needs through at least June 29, 2008. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $5.0 million were outstanding under the revolving facility at June 29, 2007. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through June 29, 2008. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended June 29, 2007, March 30, 2007, and June 30, 2006, and the six months ended June 29, 2007 and June 30, 2006, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended			Six Months Ended
	June 29, 2007	March 30, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$63.3	$54.0	$67.5	$117.3	$107.9
Plus:
Depreciation and amortization	22.7	22.1	17.2	44.8	40.7
Interest expense	9.4	9.7	13.1	19.1	26.1
Interest income	(2.9)	(2.8)	(2.8)	(5.7)	(4.8)
Income tax provision	1.4	0.6	1.8	2.0	3.8

EBITDA	93.9	83.6	96.8	177.5	173.7
Increase (decrease):
Interest expense	(9.4)	(9.7)	(13.1)	(19.1)	(26.1)
Interest income	2.9	2.8	2.8	5.7	4.8
Income tax provision	(1.4)	(0.6)	(1.8)	(2.0)	(3.8)
Gain on sale or disposal of fixed assets	(3.8)	(2.5)	(0.2)	(6.3)	(0.2)
Proceeds, net of gain, from termination of interest rate swaps	(0.6)	1.4	—	0.8	—
Non-cash portion of loss on debt prepayment	—	0.1	—	0.1	—
Non-cash impairment of property, plant, and equipment	—		4.7	—	4.7
Amortization of debt issuance costs	1.0	1.1	0.7	2.1	1.3
Provision for excess inventories	3.7	1.6	6.6	5.3	9.1
Deferred income taxes	1.2	(0.4)	(0.5)	0.8	(0.1)
Stock compensation expense	3.5	3.3	2.4	6.8	4.3
Other	—	0.1	0.8	0.1	(0.2)
Changes in operating assets and liabilities	(35.6)	(17.7)	(18.0)	(53.3)	(35.8)

Net cash provided by operating activities	$55.4	$63.1	$81.2	$118.5	$131.7

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $321.8 million at June 29, 2007, and has fluctuated between $202.0 million and $321.8 million over the last eight quarter-ends.

The components of our working capital at June 29, 2007 and December 31, 2006 are set forth below (in millions), followed by explanations for changes between December 31, 2006 and June 29, 2007 for cash and cash equivalents and any other changes greater than $5 million:

	June 30, 2007	December 31, 2006	Change
Current assets
Cash and cash equivalents	$255.8	$268.8	$(13.0)
Receivables, net	172.1	177.9	(5.8)
Inventories, net	221.1	212.7	8.4
Other current assets	36.9	34.3	2.6
Deferred income taxes	7.3	7.1	0.2

Total current assets	693.2	700.8	(7.6)

Current liabilities
Accounts payable	128.3	165.7	(37.4)
Accrued expenses	102.4	111.7	(9.3)
Income taxes payable	3.2	3.2	—
Accrued interest	1.1	1.3	(0.2)
Deferred income on sales to distributors	110.4	123.2	(12.8)
Current portion of long-term debt	26.0	27.9	(1.9)

Total current liabilities	371.4	433.0	(61.6)

Net working capital	$321.8	$267.8	$54.0

The decrease of $13.0 million in cash and cash equivalents is due to $55.4 million in cash provided by operating activities, partially offset by $24.0 million in cash used in investing activities and $51.0 million in cash used in financing activities.

The decrease of $5.8 million in accounts receivable is the result of decreased sales in the last two months of the second quarter 2007 as compared to the last two months of the fourth quarter 2006.

The increase of $8.4 million in inventories, net is the result of ramp up of inventories in anticipation of higher sales amounts in the second half of 2007.

The decrease of $37.4 million in accounts payable was mainly the result of the timing of payments at the respective period ends and a decrease in fixed asset additions during the second quarter of 2007 that remained unpaid as of June 29, 2007, as compared to the fourth quarter of 2006.

The decrease in accrued expenses of $9.3 million was primarily attributable to a decrease in accrued employee performance bonus.

The decrease of $12.8 million in deferred income on sales at distributors was due to decreased inventory levels at distributors compared to December 31, 2006 with inventories at distributors down to 10.7 weeks as of June 29, 2007 compared to 11.4 weeks at December 31, 2006.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $76.6 million during the first six months of 2007 compared to $135.1 million during the first six months of 2006. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

March 2007 Amendment to Senior Bank Facilities

In March 2007, we refinanced the term loans under our senior bank facilities to, among other things, reduce the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, we repaid in the first quarter of 2007 approximately $23.9 million of the term loans under the senior bank facilities during the quarter. Terms within our senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should we exceed minimum leverage and secured leverage ratios, as specified therein.

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

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of June 29, 2007 and December 31, 2006 (dollars in millions):

	June 29, 2007	December 31, 2006
Senior Bank Facilities:
Term Loan, interest payable quarterly at 7.1100% and 7.6140%, respectively	$174.6	$198.9
Revolver	—	—

	174.6	198.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2007 through 2010, interest payable semi-annually	10.4	12.4
Loan with Chinese bank due 2009, interest payable quarterly at 6.560% and 6.565%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 6.560% and 6.565%, respectively	6.0	6.0
Loan with Chinese bank due 2007 through 2013, interest payable semi-annually at 6.600% and 6.580%, respectively	8.9	9.6
Loan with Chinese bank due 2007 through 2009, interest payable semi-annually at 6.570% and 6.600%, respectively	17.8	20.0
Loan with Chinese bank due 2009, interest payable semi-annually at 6.520% and 6.560%, respectively	5.0	5.0
5.0% Note payable to Oregon State due 2009	0.5	—
Capital lease obligations	67.2	71.1

	1,143.4	1,176.0
Less: Current maturities	(26.0)	(27.9)

	$1,117.4	$1,148.1

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

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

As of June 29, 2007, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through June 29, 2008.

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

Accounting Changes

During the quarter ended June 30, 2006, we commissioned a study of the manufacturing equipment at our other worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. We, factoring in the results of this study, have revised the estimated useful lives of our manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $9.8 million, increase net income by $9.8 and increase for both basic and diluted net income per share by $0.03 for the six months ended June 29, 2007.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions” (“FIN 48”). As a result of the adoption of FIN 48, we recognized the cumulative effect of applying the provisions of FIN 48 as an $8.9 million increase to the opening balance of accumulated deficit as of January 1, 2007. The amount of unrecognized tax benefit as of January 1, 2007 was $25.8 million, including the $8.9 million adjustment.

The entire January 1, 2007 balance of $25.8 million relates to unrecognized tax positions that, if recognized, would affect our annual effective tax rate. Included in the $25.8 million balance of unrecognized tax benefits at January 1, 2007, is $12.9 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following June 29, 2007, as a result of expiring statute of limitations.

We recognize interest and penalties accrued in relation to unrecognized tax benefits in tax expense. We had approximately $4.0 million for payment of interest and penalties accrued at January 1, 2007.

The impact of the adoption of FIN 48 the opening balance of accumulated deficit as of January 1, 2007 is as follows (in millions):

Accumulated deficit as of December 31, 2006	$(1,284.7)
Impact of adoption of FIN 48 on accumulated deficit as of January 1, 2007	(8.9)

Accumulated deficit as of January 1, 2007	(1,293.6)
Net income for the six months ended June 29, 2007	117.3

Accumulated deficit as of June 29, 2007	$(1,176.3)

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. We are currently evaluation the impact of SFAS No. 159 to its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At June 29, 2007, our long-term debt (including current maturities) totaled $1,143.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $917.1 million. We do have interest rate exposure with respect to the $226.3 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.1 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Change in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the next paragraphs, will have a material effect on our financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial position, results of operations or cash flows could be materially and adversely effected.

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942 (“District Court”). On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

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

In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. Had it been approved by the District Court, this proposed settlement would have resulted in the dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against us and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement in a timely and appropriate fashion.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us could not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including us. Because any possible future settlement with the plaintiffs, if a settlement were ever to be negotiated and ultimately agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible future settlement of the claims against us cannot now be predicted.

Now that the proposed settlement has been terminated, we intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

See also Part I, Item 1 “Financial Statements,” Note 9 “Commitments and Contingencies” of this Form 10-Q for contingencies related to other legal proceedings.

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

The risk factors included in our Form 10-K have not materially changed other than our discussion below regarding TPG’s ownership and the Form 10-K risk factor regarding securities litigation which we amend and restate below.

TPG was a principal stockholder of our Company owning a substantial number of shares of our common stock as of December 31, 2006 and during certain times during the first and second quarters of 2007. As of December 31, 2006, there were also four persons serving on our Board of Directors as representatives of TPG. During the second quarter of 2007, TPG sold all of its remaining beneficial ownership in our common stock and as of June 29, 2007 one person serves on our Board of Directors as a representative of TPG. As a result of the preceding changes, the risk factor from the Form 10-K entitled “TPG, as our principal stockholder, may be able to limit the ability of our other stockholders to influence the outcome of director elections and other matters submitted for a vote of the stockholders” is no longer deemed a material risk and other references to TPG’s stock ownership contained in our risk factors are hereby deleted or revised (as appropriate).

We are party to securities class action litigation which may be costly to defend and the outcome of which is uncertain.

In July 2001, three stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York (“District Court”) against us, certain of our former officers, current and former directors and various investment banking firms who acted as underwriters in connection with our initial public offering in May 2000. In April 2002, the plaintiffs filed a consolidated, amended complaint that supersedes the individual complaints originally filed. The amended complaint generally alleges that our offering documents failed to disclose certain underwriting fees and commissions and underwriter tie-ins and other arrangements with certain customers of the underwriters that impacted the price of our common stock in the after-market. The plaintiffs are seeking unspecified damages. In July 2002, together with other issuer defendants, we filed a collective motion to dismiss the class action lawsuit. In February 2003, the District Court dismissed claims brought against us under the antifraud provisions of the securities laws with prejudice. However, the District Court denied the motion to dismiss claims brought under the registration provisions of the securities laws. In addition, the parties have stipulated to the voluntary dismissal without prejudice of claims brought against the current and former directors and officers who were named as individual defendants in the litigation. In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. Subsequently, in June 2007, the District Court entered an order terminating the proposed settlement between the plaintiffs and the issuers, including us. Now that the proposed settlement has been terminated, we intend to continue to defend the litigation vigorously. We can provide no assurance as to the outcome of this securities litigation including any future settlement. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities litigation will not be filed against us in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information relating to the company’s repurchase of common stock for the three months ended June 29, 2007.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31, 2007—April 30, 2007	—		—	—	—
May 1, 2007—May 31, 2007	5,000,000	(1)	$11.05	5,000,000	4,584,030
June 1, 2007—June 29, 2007	—		—	—	—
Total	5,000,000			5,000,000	0	(2)

(1)	We repurchased 5 million shares of common stock from Lehman Brothers as the underwriters of a public resale of 49.2 million shares by affiliates of TPG at the public offering price of the resold shares.
(2)	On November 29, 2006, we announced that our Board of Directors authorized the company to repurchase up to a total of 50 million shares of our outstanding common stock from time to time under our share repurchase program. This share repurchase program did not have an expiration date. On May 21, 2007, we announced that the existing share repurchase program had been terminated in connection with the adoption of a new share repurchase program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Set forth below is information concerning each matter submitted to a vote at our 2007 annual meeting of stockholders held on May 16, 2007.

Election of Directors. Each of the following two persons was elected as a Class II Director, to hold office for a three-year term expiring at the 2010 annual meeting or until his successor has been duly elected and qualified, or until the earlier of his resignation, removal or disqualification:

Nominee	For	Withheld
J. Daniel McCranie	187,325,849	77,089,332
Emmanuel T. Hernandez	255,320,962	9,094,219

Mr. Kevin R. Burns was included in the definitive Proxy Statement as a Class II Director Nominee. As disclosed in our Current Report on the Form 8-K filed with the Securities and Exchange Commission dated May 15, 2007, Mr. Burns voluntarily resigned from our Board of Directors effective May 15, 2007 and therefore did not stand for re-election. Keith D. Jackson, Jerome N. Gregoire, John Marren and Phillip D. Hester, each Class III Directors, had terms continuing after the 2007 annual meeting which will expire in 2008. Curtis J. Crawford and Robert H. Smith, each Class I Directors, had terms continuing after the 2007 annual meeting which will expire in 2009.

Independent Registered Public Accounting Firm. The appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm, for 2007 was ratified by the following votes:

For:	264,137,721
Against:	245,223
Abstain:	32,237

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Employment Agreement between Semiconductor Components Industries, LLC and John Nelson dated as of May 1, 2007 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on May 4, 2007)

10.2	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan dated May 16, 2007 (1)

10.3	Amendment to SCG Holding Corporation 1999 Founders Stock Option Plan dated May 16, 2007 (1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.
(2)	Furnished herewith and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2007	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer

Exhibit No.	Description
10.1	Employment Agreement between Semiconductor Components Industries, LLC and John Nelson dated as of May 1, 2007 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on May 4, 2007)

10.2	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan dated May 16, 2007 (1)

10.3	Amendment to SCG Holding Corporation 1999 Founders Stock Option Plan dated May 16, 2007 (1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith
(2)	Furnished herewith and not filed