Form 10-Q
period 2007-09-28
ON SEMICONDUCTOR CORP
filed 2007-10-31
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 26, 2007:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	292,275,875

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	September 28, 2007	December 31, 2006
Assets
Cash and cash equivalents	$327.1	$268.8
Receivables, net	193.4	177.9
Inventories, net	216.5	212.7
Other current assets	41.0	34.3
Deferred income taxes	7.2	7.1

Total current assets	785.2	700.8
Property, plant and equipment, net	608.5	578.1
Goodwill	81.1	80.7
Intangible assets, net	8.7	10.4
Other assets	42.8	46.5

Total assets	$1,526.3	$1,416.5

Liabilities, Minority Interests and Stockholders’ Deficit
Accounts payable	$134.9	$165.7
Accrued expenses	105.4	111.7
Income taxes payable	2.1	3.2
Accrued interest	5.0	1.3
Deferred income on sales to distributors	115.7	123.2
Current portion of long-term debt	27.3	27.9

Total current liabilities	390.4	433.0
Long-term debt	1,112.2	1,148.1
Other long-term liabilities	52.4	35.8
Deferred income taxes	6.1	4.2

Total liabilities	1,561.1	1,621.1

Commitments and contingencies (See Note 10)

Minority interests in consolidated subsidiaries	18.7	20.8

Common stock ($0.01 par value, 600,000,000 shares authorized, 337,545,458 and 326,765,402 shares issued, 292,129,488 and 286,349,432 shares outstanding), respectively	3.4	3.3
Additional paid-in capital	1,411.3	1,356.4
Accumulated other comprehensive loss	(0.5)	(0.4)
Accumulated deficit (See Note 4)	(1,112.5)	(1,284.7)
Less: Treasury stock, at cost; 45,415,970 and 40,415,970 shares, respectively	(355.2)	(300.0)

Total stockholders’ deficit	(53.5)	(225.4)

Total liabilities, minority interests and stockholders’ deficit	$1,526.3	$1,416.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Product revenues	$381.1	$372.2	$1,084.7	$1,066.7
Manufacturing service revenues	21.8	48.7	73.6	63.5

Net revenues	402.9	420.9	1,158.3	1,130.2

Cost of product revenues	226.0	223.2	643.1	650.1
Cost of manufacturing services revenues	21.3	37.3	77.0	48.8

Cost of revenues	247.3	260.5	720.1	698.9

Gross profit	155.6	160.4	438.2	431.3

Operating expenses:
Research and development	34.4	25.9	97.6	74.7
Selling and marketing	24.4	23.2	70.6	66.9
General and administrative	21.6	23.1	60.6	64.6
Restructuring, asset impairments and other, net	2.0	—	2.0	3.3

Total operating expenses	82.4	72.2	230.8	209.5

Operating income	73.2	88.2	207.4	221.8

Other income (expenses), net:
Interest expense	(9.6)	(13.8)	(28.7)	(39.9)
Interest income	3.1	3.6	8.8	8.4
Other	0.2	(0.7)	(0.3)	0.1
Loss on debt prepayment	—	—	(0.1)	—

Other income (expenses), net	(6.3)	(10.9)	(20.3)	(31.4)

Income before income taxes and minority interests	66.9	77.3	187.1	190.4
Income tax provision	(2.4)	—	(4.4)	(3.8)
Minority interests	(0.7)	(0.5)	(1.6)	(1.9)

Net income	$63.8	$76.8	$181.1	$184.7

Comprehensive income:
Net income	$63.8	$76.8	$181.1	$184.7
Foreign currency translation adjustments	3.1	—	1.5	1.2
Effects of cash flows hedges	(0.4)	(2.1)	(1.8)	(0.4)

Comprehensive income	$66.5	$74.7	$180.8	$185.5

Income per common share:
Basic:	$0.22	$0.24	$0.62	$0.58

Diluted:	$0.20	$0.23	$0.57	$0.54

Weighted average common shares outstanding:
Basic	290.6	324.9	290.3	319.8

Diluted	317.8	336.6	317.6	346.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net income	$63.8	$76.8	$181.1	$184.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.8	19.3	67.6	60.0
(Gain) loss on sale or disposal of property, plant and equipment	(1.3)	0.5	(7.6)	0.3
Proceeds, net of gain, from termination of interest rate swaps	(0.3)	—	0.5	—
Amortization of debt issuance costs	1.0	0.7	3.1	2.0
Provision for excess inventories	0.6	7.1	5.9	16.2
Non-cash portion of loss on debt prepayment	—	—	0.1	—
Non-cash impairment of property, plant and equipment	—	—	—	4.7
Non-cash stock compensation expense	4.1	2.9	10.9	7.2
Deferred income taxes	1.1	0.4	1.9	0.3
Other	0.6	0.2	0.7	—
Changes in assets and liabilities:
Receivables	(20.9)	5.5	(14.8)	(35.0)
Inventories	4.0	(17.8)	(9.7)	(52.5)
Other assets	(2.4)	(6.8)	(14.7)	(17.0)
Accounts payable	15.3	5.5	(3.7)	0.3
Accrued expenses	1.4	(7.6)	(6.8)	16.6
Income taxes payable	(1.1)	—	(1.1)	0.9
Accrued interest	3.9	0.9	3.7	0.8
Deferred income on sales to distributors	5.3	1.7	(7.5)	31.5
Other long-term liabilities	0.5	0.2	7.3	0.2

Net cash provided by operating activities	98.4	89.5	216.9	221.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(33.8)	(51.3)	(110.4)	(186.4)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	0.9	(1.0)	1.1	(0.7)
Proceeds from sales of property, plant and equipment	1.4	0.2	10.6	1.3
Purchases of intangible assets	—	—	—	(11.9)
Purchase of held-to-maturity securities	—	(35.4)	—	(35.4)
Proceeds from sales of available-for-sale securities	—	—	—	2.3
Investment in non-marketable securities	(1.5)	—	(1.5)	—
Purchase of minority interest	—	(9.2)	—	(9.2)

Net cash used in investing activities	(33.0)	(96.7)	(100.2)	(240.0)

Cash flows from financing activities:
Proceeds from debt issuance	—	11.0	0.5	11.0
Proceeds from issuance of common stock under the employee stock purchase plan	1.2	1.0	3.5	2.1
Proceeds from stock option exercises	11.3	1.1	40.1	10.0
Proceeds from issuance of common stock, net of issuance costs	—	(0.1)	—	76.3
Dividend to minority shareholder of consolidated subsidiary	(1.3)	(0.4)	(4.1)	(1.4)
Purchase of treasury stock	—	—	(55.2)	—
Payment of capital lease obligations	(2.5)	(0.9)	(10.6)	(4.8)
Payment of debt issuance and amendment costs	—	(1.3)	(0.4)	(3.0)
Repayment of long-term debt	(3.5)	(64.4)	(32.3)	(71.8)

Net cash provided by (used in) financing activities	5.2	(54.0)	(58.5)	18.4

Effect of exchange rate changes on cash and cash equivalents	0.7	(0.1)	0.1	0.5

Net increase (decrease) in cash and cash equivalents	71.3	(61.3)	58.3	0.1
Cash and cash equivalents, beginning of period	255.8	294.7	268.8	233.3

Cash and cash equivalents, end of period	$327.1	$233.4	$327.1	$233.4

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

The accompanying unaudited financial statements as of September 28, 2007, and for the three months and nine months ended September 28, 2007 and September 29, 2006 respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Note 2: Liquidity

The Company’s long-term debt is due at various times ranging from 2007 to 2026 depending on the debt instrument (see Note 6: Long-Term Debt). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of September 28, 2007 and expects to remain in compliance with over the next twelve months. The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its financing agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through at least September 28, 2008. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

Note 3: Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock and we do not exert significant control are accounted for on the cost basis. All intercompany accounts and transactions have been eliminated.

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

Approximately 16% of the Company’s revenues for the quarter ended September 28, 2007 are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of the Company’s automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter and nine months ended September 28, 2007, the Company’s revenues from Delphi accounted for less than 3% of its total revenues. During the quarter ended March 30, 2007, the Company sold, without discount, to a third party with recourse to the Company all of its receivables due from Delphi of $5.4 million that are subject to collection pending resolution of the reorganization proceedings.

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

The Company plans to sell approximately 51 acres of land and two buildings located at its corporate headquarters in Phoenix, Arizona. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility. During the second quarter of 2007, the Company entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $12.3 million subject to various conditions and certain adjustments. If the sales are completed at the originally contracted price, the Company expects to record gains totaling approximately $11.0 million over the next three to four quarters. The remaining property and buildings are currently being marketed for sale.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry) and in the Company’s September 2006 acquisition of an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”). When the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the net carrying value of the Cherry Goodwill was $77.3 million, which included $18.4 million of accumulated amortization. Additionally, during the third quarter of 2006 the Company acquired an additional interest in its investment in Leshan for $9.2 million, for which the incremental interest in the underlying net tangible assets had an estimated fair value of $5.4 million resulting in $3.8 million of Goodwill. Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

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

Intangible assets, net were as follows as of September 28, 2007 (in millions):

	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual Property	$5.2	$(1.4)	$3.8	5
Assembled Workforce	6.7	(1.8)	4.9	5

Total intangibles	$11.9	$(3.2)	$8.7

Amortization expense for intangible assets amounted to $0.5 million and $1.7 million for the quarter and nine months ended September 28, 2007, respectively as compared to $0.4 million and $0.7 million for the quarter and nine months ended September 29, 2006, respectively and is expected to be as follows over the next five years (in millions).

	Intellectual Property	Assembled Workforce
Remainder of 2007	$0.3	$0.3
2008	1.0	1.3
2009	1.0	1.3
2010	1.0	1.3
2011	0.5	0.7

Total estimated amortization expense	$3.8	$4.9

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $20.0 million and $22.9 million at September 28, 2007 and December 31, 2006, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of September 28, 2007, the Company had no unvested awards with market or performance conditions, although it did have outstanding awards with time and service based vesting provisions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of September 28, 2007 was 6.3%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” effective December 31, 2005.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies”, management records the appropriate liability when the amount is deemed probable and estimable.

Note 4: Accounting Changes

Estimated Useful Life

During the quarter ended June 30, 2006, the Company commissioned a study of the manufacturing equipment at its worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. Management, factoring in the results of this study, has revised the estimated useful lives of its manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $9.8 million, increase net income by $9.8 million and increase basic and diluted net income per share by $0.03 for the nine months ended September 28, 2007.

Adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the adoption of FIN 48, the Company recognized the cumulative effect of applying the provisions of FIN 48 as an $8.9 million increase in the opening balance of accumulated deficit as of January 1, 2007 and an increase to the liability for unrecognized tax benefits. The amount of unrecognized tax benefit as of January 1, 2007 after the FIN 48 adjustment was $25.8 million.

The entire January 1, 2007 balance of $25.8 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. Included in the $25.8 million balance of unrecognized tax benefits at January 1, 2007, is $12.9 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following September 28, 2007, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. At January 1, 2007, the Company had accrued approximately $4.0 million for the payment of interest and penalties.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The impact of the adoption of FIN 48 on the opening balance of accumulated deficit as of January 1, 2007 is as follows (in millions):

Accumulated deficit as of December 31, 2006	$(1,284.7)
Impact of adoption of FIN 48 on accumulated deficit as of January 1, 2007	(8.9)

Accumulated deficit as of January 1, 2007	(1,293.6)
Net income for the nine months ended September 28, 2007	181.1

Accumulated deficit as of September 28, 2007	$(1,112.5)

Note 5: Restructuring, Asset Impairment and Other, Net

In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to the Company’s offshore low-cost manufacturing facilities, expected to be completed by the end of the third quarter of 2008. It is anticipated that approximately 80 manufacturing employees will be terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007 the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 62 positions. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the third quarter of 2007. All terminations and associated severance payments related to these activities are expected to be completed by the end of the third quarter of 2008. In September 2007, the Company recorded $2.0 million of employee separation charges related to these announcements, and expects to record an additional $0.8 through the end of the third quarter of 2008.

The activity related to the Company’s restructuring, asset impairments and other, net for the program that was initiated in 2007, is as follows (in millions):

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine months ended September 28, 2007	$—	$2.0	$(1.7)	$—	$0.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Balance Sheet Information

Balance sheet information is as follows (in millions):

	September 28, 2007	December 31, 2006
Receivables, net:
Accounts receivable	$197.5	$182.7
Less: Allowance for doubtful accounts	(4.1)	(4.8)

	$193.4	$177.9

Inventories, net:
Raw materials	$28.8	$25.6
Work in process	112.3	104.7
Finished goods	75.4	82.4

	$216.5	$212.7

Property, plant and equipment, net:
Land	$28.3	$27.9
Buildings	373.7	368.9
Machinery and equipment	1,210.4	1,157.3

Total property, plant and equipment	1,612.4	1,554.1
Less: Accumulated depreciation	(1,003.9)	(976.0)

	$608.5	$578.1

Accrued expenses:
Accrued payroll	$37.9	$48.6
Sales related reserves	41.1	34.8
Accrued pension liability	0.3	0.3
Restructuring reserves	0.3	—
Other	25.8	28.0

	$105.4	$111.7

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$(0.4)	$(1.9)
Unrecognized prior service cost of defined benefit pension plan	(0.6)	(0.8)
Net unrealized gains and adjustments related to cash flow hedges	0.5	2.3

	$(0.5)	$(0.4)

The activity related to the Company’s warranty reserves for the nine months ended September 28, 2007 is as follows (in millions):

Balance as of December 31, 2006	$2.4
Provision	1.0
Usage	(1.2)
Adjustments	—

Balance as of September 28, 2007	$2.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the nine months ended September 29, 2006 is as follows (in millions):

Balance as of December 31, 2005	$4.0
Provision	0.9
Usage	(2.8)
Adjustments	—

Balance as of September 29, 2006	$2.1

The Company maintains a defined benefit plan for some of its foreign subsidiaries. The Company recognizes a liability in its financial statements for the unfunded status of its pension plans. As of September 28, 2007 and December 31, 2006, the total accrued pension liability was $12.7 million and $12.8 million, respectively, of which the current portion of $0.2 million and $0.3 million, respectively, were classified as accrued expenses. Included within accumulated other comprehensive income at September 28, 2007 was $0.6 million related to unrecognized prior service cost for these plans. The components of the Company’s net periodic pension expense for the quarters and nine months ended September 28, 2007 and September 29, 2006 are as follows (in millions):

	Quarter Ended
	September 28, 2007	September 29, 2006
Service cost	$0.3	$0.3
Interest cost	0.3	0.2
Expected return on plan assets	(0.1)	(0.2)
Amortization of prior service cost	—	0.1

Total net periodic pension cost	$0.5	$0.4

	Nine Months Ended
	September 28, 2007	September 29, 2006
Service cost	$0.8	$0.8
Interest cost	0.9	0.7
Expected return on plan assets	(0.5)	(0.5)
Amortization of prior service cost	0.2	0.3

Total net periodic pension cost	$1.4	$1.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	September 28 2007	December 31, 2006
Senior Bank Facilities:
Term Loan, interest payable quarterly at 6.948% and 7.6140%, respectively	$174.1	$198.9
Revolver	—	—

	174.1	198.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	9.5	12.4
Loan with Chinese bank due 2009, interest payable quarterly at 6.438% and 6.565%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 6.438% and 6.565%, respectively	6.0	6.0
Loan with Chinese bank due 2007 through 2013, interest payable semi-annually at 6.600% and 6.580%, respectively	8.6	9.6
Loan with Chinese bank due 2007 through 2009, interest payable semi-annually at 6.570% and 6.600%, respectively	16.8	20.0
Loan with Chinese bank due 2009, interest payable semi-annually at 6.341% and 6.560%, respectively	5.0	5.0
5.0% Note payable to Oregon State due 2009	0.5	—
Capital lease obligations	66.0	71.1

	1,139.5	1,176.0
Less: Current maturities	(27.3)	(27.9)

	$1,112.2	$1,148.1

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

Annual maturities relating to the Company’s long-term debt as of September 28, 2007 are as follows (in millions):

Remainder of	2007	$6.8
	2008	26.4
	2009	57.3
	2010	277.0
	2011	14.0
	Thereafter	758.0

	Total	$1,139.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

October 2007 Philippine General Loan

In October 2007, the Company’s Philippine subsidiary entered into a five-year loan agreement with the Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation to finance capital expenditures and other general corporate purposes. The loan amount of $25.0 million bears interest at an annual rate of 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance to be repaid on the maturity date of the loan, which is October 11, 2012.

March 2007 Amendment to Senior Bank Facilities

In March 2007, the Company refinanced the term loans under its senior bank facilities to reduce, among other things, the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, using cash generated from operations, during the first quarter of 2007 the Company repaid approximately $23.9 million of the term loans under the senior bank facilities. Terms within the Company’s senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should the Company exceed leverage and secured leverage ratios as specified therein.

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

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of September 28, 2007
Cash and cash equivalents	$—	$254.7	$—	$72.4	$—	$327.1
Receivables, net	—	33.4	—	160.0	—	193.4
Inventories, net	—	32.0	—	183.8	0.7	216.5
Other current assets	—	11.1	—	29.9	—	41.0
Deferred income taxes	—	(1.8)	—	9.0	—	7.2

Total current assets	—	329.4	—	455.1	0.7	785.2
Property, plant and equipment, net	—	162.3	3.6	442.6	—	608.5
Goodwill and intangible assets	—	13.7	73.1	3.0	—	89.8
Investments and other assets	581.9	514.9	43.7	13.9	(1,111.6)	42.8

Total assets	$581.9	$1,020.3	$120.4	$914.6	$(1,110.9)	$1,526.3

Accounts payable	$—	$28.4	$0.1	$106.4	$—	$134.9
Accrued expenses and other current liabilities	4.2	56.4	1.2	76.3	1.7	139.8
Deferred income on sales to distributors	—	30.3	—	85.4	—	115.7

Total current liabilities	4.2	115.1	1.3	268.1	1.7	390.4
Long-term debt	839.0	217.1	—	56.1	—	1,112.2
Other long-term liabilities	—	36.6	0.1	15.7	—	52.4
Deferred income taxes	—	(1.8)	—	7.9	—	6.1
Intercompany	(207.8)	(71.2)	(13.0)	86.5	205.5	—

Total liabilities	635.4	295.8	(11.6)	434.3	207.2	1,561.1
Minority interests in consolidated subsidiaries	—	—	—	—	18.7	18.7
Stockholders’ equity (deficit)	(53.5)	724.5	132.0	480.3	(1,336.8)	(53.5)

Liabilities, minority interests and stockholders’ equity (deficit)	$581.9	$1,020.3	$120.4	$914.6	$(1,110.9)	$1,526.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2006
Cash and cash equivalents	$—	$186.7	$—	$82.1	$—	$268.8
Receivables, net	—	35.5	—	142.4	—	177.9
Inventories, net	—	35.3	—	175.5	1.9	212.7
Other current assets	—	7.9	—	26.4	—	34.3
Deferred income taxes	—	(1.8)	—	8.9	—	7.1

Total current assets	—	263.6	—	435.3	1.9	700.8
Property, plant and equipment, net	—	166.7	3.0	408.4	—	578.1
Goodwill and intangible assets	—	14.9	72.6	3.6	—	91.1
Investments and other assets	406.4	248.7	48.5	19.0	(676.1)	46.5

Total assets	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

Accounts payable	$—	$42.3	$0.1	$123.3	$—	$165.7
Accrued expenses and other current liabilities	0.7	69.9	1.0	70.8	1.7	144.1
Deferred income on sales to distributors	—	39.9	—	83.3	—	123.2

Total current liabilities	0.7	152.1	1.1	277.4	1.7	433.0
Long-term debt	839.0	248.0	—	61.1	—	1,148.1
Other long-term liabilities	—	20.3	0.2	15.3	—	35.8
Deferred income taxes	—	(1.8)	—	6.0	—	4.2
Intercompany	(207.9)	(266.1)	179.9	88.6	205.5	—

Total liabilities	631.8	152.5	181.2	448.4	207.2	1,621.1
Minority interests in consolidated subsidiaries	—	—	—	—	20.8	20.8
Stockholders’ equity (deficit)	(225.4)	541.4	(57.1)	417.9	(902.2)	(225.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended September 28, 2007
Revenues	$—	$132.2	$4.7	$510.7	$(244.7)	$402.9
Cost of revenues	—	114.9	0.4	372.4	(240.4)	247.3

Gross profit	—	17.3	4.3	138.3	(4.3)	155.6

Research and development	—	7.1	3.1	24.2	—	34.4
Selling and marketing	—	13.4	0.3	10.7	—	24.4
General and administrative	—	(2.2)	—	23.8	—	21.6
Restructuring, asset impairments and other, net	—	2.0	—	—	—	2.0

Total operating expenses	—	20.3	3.4	58.7	—	82.4

Operating income (loss)	—	(3.0)	0.9	79.6	(4.3)	73.2
Interest expense, net	(4.6)	(0.9)	—	(1.0)	—	(6.5)
Other	—	1.2	—	(1.0)	—	0.2
Equity in earnings	68.4	68.5	1.7	—	(138.6)	—

Income (loss) before income taxes, and minority interests	63.8	65.8	2.6	77.6	(142.9)	66.9
Income tax provision	—	1.3	—	(3.7)	—	(2.4)
Minority interests	—	—	—	—	(0.7)	(0.7)

Net income (loss)	$63.8	$67.1	$2.6	$73.9	$(143.6)	$63.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

For the quarter ended September 29, 2006
Revenues	$—	$162.0	$3.7	$471.9	$(216.7)	$420.9
Cost of revenues	—	124.4	0.5	355.8	(220.2)	260.5

Gross profit	—	37.6	3.2	116.1	3.5	160.4

Research and development	—	6.1	3.1	16.7	—	25.9
Selling and marketing	—	12.8	0.2	10.2	—	23.2
General and administrative	—	(5.6)	—	28.7	—	23.1
Restructuring, asset impairments and other, net	—	—	—	—	—	—

Total operating expenses	—	13.3	3.3	55.6	—	72.2

Operating income (loss)	—	24.3	(0.1)	60.5	3.5	88.2
Interest expense, net	(1.0)	(4.2)	(2.2)	(2.8)	—	(10.2)
Other	—	(0.7)	—	—	—	(0.7)
Equity in earnings	77.8	56.0	1.0	—	(134.8)	—

Income (loss) before income taxes, and minority interests	76.8	75.4	(1.3)	57.7	(131.3)	77.3
Income tax provision	—	1.3	—	(1.3)	—	—
Minority interests	—	—	—	—	(0.5)	(0.5)

Net income (loss)	$76.8	$76.7	$(1.3)	$56.4	$(131.8)	$76.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 28, 2007
Revenues	$—	$402.4	$11.7	$1,436.2	$(692.0)	$1,158.3
Cost of revenues	—	345.2	1.3	1,064.4	(690.8)	720.1

Gross profit	—	57.2	10.4	371.8	(1.2)	438.2

Research and development	—	21.7	9.1	66.8	—	97.6
Selling and marketing	—	37.5	0.9	32.2	—	70.6
General and administrative	—	145.8	(150.0)	64.8	—	60.6
Restructuring, asset impairments and other, net	—	2.0	—	—	—	2.0

Total operating expenses	—	207.0	(140.0)	163.8	—	230.8

Operating income (loss)	—	(149.8)	150.4	208.0	(1.2)	207.4
Interest expense, net	(13.7)	(0.1)	(2.1)	(4.0)	—	(19.9)
Other	—	(0.6)	—	0.3	—	(0.3)
Loss on debt prepayment	—	(0.1)	—	—	—	(0.1)
Equity in earnings	194.8	337.7	3.8	—	(536.3)	—

Income (loss) before income taxes, and minority interests	181.1	187.1	152.1	204.3	(537.5)	187.1
Income tax provision	—	4.0	—	(8.4)	—	(4.4)
Minority interests	—	—	—	—	(1.6)	(1.6)

Net income (loss)	$181.1	$191.1	$152.1	$195.9	$(539.1)	$181.1

Net cash provided by (used in) operating activities	$—	$(69.7)	$179.6	$107.0	$—	$216.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(32.0)	—	(78.4)	—	(110.4)
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.1	—	1.1
Investment in non-marketable securities	—	(1.5)	—	—	—	(1.5)
Proceeds from sales of property, plant and equipment	—	0.4	—	10.2	—	10.6

Net cash used in investing activities	—	(33.1)	—	(67.1)	—	(100.2)

Cash flows from financing activities:
Intercompany loans	—	(479.7)	—	479.7	—	—
Intercompany loan repayments	—	688.1	(179.6)	(508.5)	—	—
Proceeds from debt issuance	—	0.5	—	—	—	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	3.5	—	—	—	3.5
Proceeds from exercise of stock options	—	40.1	—	—	—	40.1
Repurchase of treasury stock	—	(55.2)	—	—	—	(55.2)
Dividends to minority shareholder of consolidated subsidiary	—	8.4	—	(12.5)	—	(4.1)
Equity injections from parent	—	—	8.4	—	—	8.4
Subsidiary declared dividend	—	—	(8.4)	—	—	(8.4)
Payment of capital lease obligation	—	(9.6)	—	(1.0)	—	(10.6)
Payment of debt issuance costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(24.9)	—	(7.4)	—	(32.3)

Net cash provided by (used in) financing activities	—	170.8	(179.6)	(49.7)	—	(58.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	—	68.0	—	(9.7)	—	58.3
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$254.7	$—	$72.4	$—	$327.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 29, 2006
Revenues	$—	$407.0	$10.6	$1,374.4	$(661.8)	$1,130.2
Cost of revenues	—	322.8	1.9	1,046.7	(672.5)	698.9

Gross profit	—	84.2	8.7	327.7	10.7	431.3

Research and development	—	16.7	8.7	49.3	—	74.7
Selling and marketing	—	37.2	0.6	29.1	—	66.9
General and administrative	—	(1.4)	(0.2)	66.2	—	64.6
Restructuring, asset impairments and other, net	—	4.5	—	(1.2)	—	3.3

Total operating expenses	—	57.0	9.1	143.4	—	209.5

Operating income (loss)	—	27.2	(0.4)	184.3	10.7	221.8
Interest expense, net	(2.9)	(12.5)	(6.8)	(9.3)	—	(31.5)
Other	—	4.2	—	(4.1)	—	0.1
Equity in earnings	187.6	162.8	3.0	—	(353.4)	—

Income (loss) before income taxes, and minority interests	184.7	181.7	(4.2)	170.9	(342.7)	190.4
Income tax provision	—	2.7	—	(6.5)	—	(3.8)
Minority interests	—	—	—	—	(1.9)	(1.9)

Net income (loss)	$184.7	$184.4	$(4.2)	$164.4	$(344.6)	$184.7

Net cash provided by operating activities	$—	$70.5	$9.3	$141.4	$—	$221.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(116.0)	(0.1)	(70.3)	—	(186.4)
Funds deposited for purchases of property, plant and equipment	—	—	—	(0.7)	—	(0.7)
Purchases of intangible assets	—	(11.9)	—	—		(11.9)
Purchase of minority interest	—	—	(9.2)	—	—	(9.2)
Proceeds from sales of held-to-maturity securities	—	(35.4)	—	—	—	(35.4)
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	0.9	—	0.4	—	1.3

Net cash provided by (used in) investing activities	—	(160.1)	(9.3)	(70.6)	—	(240.0)

Cash flows from financing activities:
Intercompany loans	—	(367.6)	—	367.6	—	—
Intercompany loan repayments	—	450.0	—	(450.0)	—	—
Proceeds from debt issuance	—	—	—	11.0	—	11.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	2.1	—	—	—	2.1
Proceeds from exercise of stock options and warrants	—	10.0	—	—	—	10.0
Dividends to minority shareholder of consolidated subsidiary	—	2.0	—	(3.4)	—	(1.4)
Equity injections from parent	—	—	2.0	—	—	2.0
Subsidiary declared dividend	—	—	(2.0)	—	—	(2.0)
Proceeds from issuance of common stock, net of issuance costs		76.3	—	—	—	76.3
Payment of capital lease obligation	—	(4.8)	—	—	—	(4.8)
Payment of debt issuance costs	—	(3.0)	—	—	—	(3.0)
Repayment of long term debt	—	(64.9)	—	(6.9)	—	(71.8)

Net cash provided by (used in) financing activities	—	100.1	—	(81.7)	—	18.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5	—	0.5

Net increase (decrease) in cash and cash equivalents	—	10.5	—	(10.4)	—	0.1
Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$157.5	$—	$75.9	$—	$233.4

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8: Common Stock and Treasury Stock

Income per share calculations for the quarter and nine months ended September 28, 2007 and September 29, 2006, are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$63.8	$76.8	$181.1	$184.7
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	—	0.1	—	0.8

Diluted net income applicable to common stock	$63.8	$76.9	$181.1	$185.5

Basic weighted average common shares outstanding	290.6	324.9	290.3	319.8
Add: Incremental shares for :
Dilutive effect of equity based compensation	7.8	5.9	7.9	6.6
1.875% convertible senior subordinated notes	6.0	—	6.0	—
2.625% convertible senior subordinated notes	7.6	—	7.6	—
Convertible zero coupon senior subordinated notes	5.8	5.8	5.8	19.6

Diluted weighted average common shares outstanding	317.8	336.6	317.6	346.0

Income per common share
Basic:	$0.22	$0.24	$0.62	$0.58

Diluted:	$0.20	$0.23	$0.57	$0.54

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded option shares were 6.9 million and 6.8 million, for the quarter and nine months ended September 28, 2007, respectively, and 18.4 million and 14.6 million for the quarters and nine months ended September 29, 2006, respectively.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company used cash on hand to repurchase 5,000,000 shares of its common stock during the quarter ended June 29, 2007, at a price of $11.05 per share. These shares were acquired for general corporate purposes. Neither these shares, nor shares previously repurchased by the Company, had been reissued or retired as of September 28, 2007.

Note 9: Employee Stock Benefit Plans

Stock Options

There was an aggregate of 21.7 million and 18.5 million shares of common stock available for grant under the Company’s stock option plans at September 28, 2007 and December 31, 2006, respectively. The fair value of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

each option grant is estimated on the date of grant using a lattice-based option valuation model. The weighted-average estimated fair value of stock options granted during the quarters and nine months ended September 28, 2007 was $4.88 and $3.70 per share, respectively, and during the quarters and nine months September 29, 2006 was $2.83 and $2.91 per share, respectively, and was calculated with the following weighted-average assumptions (annualized percentages):

	Quarter Ended September 28, 2007	Quarter Ended September 29, 2006	Nine Months Ended September 28, 2007	Nine Months Ended September 29, 2006
Volatility	46.1%	53.9%	41.4%	49.2%
Risk-free interest rate	4.4%	4.8%	4.5%	4.8%
Post-vesting forfeiture rate	7.7%	8.6%	8.1%	9.2%
Rate of exercise	38.4%	28.1%	36.2%	28.6%

The expected life for options granted during the quarters and nine months ended September 28, 2007 and September 29, 2006 derived from the lattice model was 4.2 years and 4.1 years, and 4.2 years and 4.0 years, respectively. Pre-vesting forfeitures were estimated to be approximately 12% for both the quarters and nine months ended September 28, 2007 and September 29, 2006, based on historical experience.

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Nine Months Ended September 28, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2006	27.3	$5.39
Grants	5.8	9.42
Exercises	(10.2)	3.99
Forfeitures	(1.1)	7.45

Outstanding at September 28, 2007	21.8	$7.02	7.1	$125.2

Exercisable at September 28, 2007	9.2	$6.55	5.1	$59.5

Additional information about stock options outstanding at September 28, 2007 with exercise prices less than or above $12.56 per share, the closing price at September 28, 2007, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $12.56	7.9	$4.99	12.6	$7.37	20.5	$6.45
Above $12.56	1.3	$15.83	—	$—	1.3	$15.83

Total outstanding	9.2	$6.55	12.6	$7.37	21.8	$7.02

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Units

Restricted stock units vest over two to four years and are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s non-vested restricted stock units granted to certain officers, directors, and employees of the Company as of September 28, 2007, and changes during the nine months ended September 28, 2007, follows (number of shares in millions):

	Nine Months Ended September, 2007
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2006	0.3	$6.21
Granted	0.8	$10.25
Released	(0.1)	$6.21
Forfeited	(0.1)	$8.38

Nonvested shares of restricted stock units at September 28, 2007	0.9	$9.40

Employee Stock Purchase Plans

As of September 28, 2007, there were 2.4 million shares available for issuance under the Employee Stock Purchase Plan. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarters and nine months ended September 28, 2007, $2.35 per share and $2.08 per share, respectively, and during the quarter and nine months ended September 29, 2006 was $1.51 per share and $1.45 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Nine Months Ended
Employee Stock Purchase Plan	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	4.7%	5.0%	4.8%	4.7%
Volatility	33.0%	51.0%	40.0%	49.0%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Share-Based Compensation Expense

Total estimated share-based compensation expense, related to the Company’s stock options, restricted stock units and employee stock purchase plan, recognized for the quarter and nine months ended September 28, 2007 and September 29, 2006 was comprised as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cost of revenues	$1.2	$0.7	$3.3	$1.7
Research and development	0.8	0.5	2.0	1.2
Selling and marketing	0.7	0.6	1.9	1.6
General and administrative	1.4	1.1	3.7	2.7

Share-based compensation expense before income taxes	4.1	2.9	10.9	7.2
Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$4.1	$2.9	$10.9	$7.2

Net share-based compensation expense, per common share:
Basic	$0.01	$0.01	$0.04	$0.02

Diluted	$0.01	$0.01	$0.03	$0.02

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

At September 28, 2007, total unrecognized estimated compensation cost net of estimated forfeitures related to non-vested stock options and non-vested restricted stock units granted prior to that date was $24.8 million and $6.1 million, respectively. The total intrinsic value of stock options exercised during the quarter and nine months ended September 28, 2007 was $16.7 million and $65.2 million, respectively. The Company recorded cash received from the exercise of stock options of $11.3 million and $40.1 million and cash from the issuance of shares under the Employee Stock Purchase Plan of $1.2 million and $3.5 million and no related tax benefits during the quarter and nine months ended September 28, 2007, respectively.

Note 10: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of September 28, 2007 (in millions):

Remainder of 2007 (1)	$3.8
2008	11.0
2009	8.6
2010	6.1
2011	2.7
Thereafter	3.5

Total	$35.7

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other Contingencies

The Company’s headquarters and manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the previously filed recapitalization, Motorola has retained responsibility for this contamination, and has agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

The Company faces risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure of its products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are alleged to be defective, the Company may be required to participate in their recall. In one particular case, the Company has agreed to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

indemnify a major customer for valid warranty claims on the Company’s products sold, not to exceed two and one half times the total annual sales.

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

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the next paragraphs, will have a material effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial position, results of operations or cash flows could be materially and adversely affected.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company could not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Intellectual Property Matter

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that its products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that we stop use of such rights, or other remedies. The Company is in binding arbitration on one such claim under an existing license agreement. The arbitration hearing is scheduled for later this year, at which time the panel will determine if the Company must pay the licensor accrued and/or future royalty payments. The Company believes it has credible defenses to this claim. The Company estimates that the amount of disputed royalties at September 28, 2007 was approximately $7.5 million, with future royalties accruing at the rate of approximately $2 million per quarter (the patent under which the claims have been made, however, expires on or about July 23, 2008). The Company believes that, even if it were required to make these royalty payments, the payment of any accrued royalty due and related costs and expenses would not have a material adverse effect on the Company’s financial position or liquidity, and the payment of any future royalties not yet earned would not have a material adverse effect on the Company’s related ongoing results of operations.

Note 11: Recent Accounting Pronouncements

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 12: Related Party

As described in Note 1 “Background and Basis of Presentation,” on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of December 31, 2006, TPG owned approximately 33%, or 95.4 million shares, of the Company’s outstanding shares of common stock. During the quarter ended June 29, 2007, TPG sold all its remaining shares of the Company’s common stock.

During the six months ended June 29, 2007, the Company incurred approximately $0.2 million of costs and expenses on behalf of TPG in connection with prospectus supplements and private offerings for the sale of approximately 95.4 million shares of the Company’s common stock, which were owned by TPG.

Note 13: Segment Information

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

Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services
AC-DC Conversion	Low & Medium MOSFET	Analog Switches	Bipolar Power	Manufacturing Services

Analog Automotive	Power Switching	Filters	Thyristor

DC-DC Conversion	Signal & Interface	Low Voltage	Small Signal

Rectifier		App. Specific Int. Products	Zener

Auto Power			Protection

LDO & Vregs			High Frequency Standard Logic

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

In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by executive or senior vice presidents who report to the Chief Executive Officer. The expenses of these groups are allocated to the operating segments based on specific and general criteria and are included in the operating results reported below. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, are not allocated to any operating segment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Information about segments for the quarter and nine months ended September 28, 2007 and for the quarter and nine months ended September 29, 2006 is as follows (in millions):

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Quarter ended September 28, 2007:
Revenues from external customers	$113.1	$93.8	$46.2	$128.0	$21.8	$402.9
Segment gross profit	$45.1	$32.4	$25.8	$55.6	$0.5	$159.4
Segment operating income	$22.2	$14.2	$14.7	$37.0	$0.2	$88.3

Quarter ended September 29, 2006:
Revenues from external customers	$107.8	$93.0	$42.0	$129.4	$48.7	$420.9
Segment gross profit	$46.5	$33.9	$21.4	$54.4	$11.6	$167.8
Segment operating income	$24.5	$18.0	$9.4	$35.4	$10.9	$98.2

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Manufacturing Services	Total
Nine months ended September 28, 2007:
Revenues from external customers	$323.0	$255.3	$131.3	$375.1	$73.6	$1,158.3
Segment gross profit (loss)	$126.9	$93.2	$70.4	$163.4	$(3.4)	$450.5
Segment operating income (loss)	$59.1	$41.2	$37.1	$109.2	$(5.5)	$241.1

Nine months ended September 29, 2006:
Revenues from external customers	$314.4	$254.0	$118.3	$380.0	$63.5	$1,130.2
Segment gross profit	$133.1	$90.0	$61.6	$159.6	$14.7	$459.0
Segment operating income	$69.9	$45.6	$28.1	$100.3	$13.6	$257.5

(1)	Segment revenues from external customers, gross profit and operating income for the nine months ended September 29, 2006 has been recast to reflect the alignment that existed at September 28, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Gross profit for reportable segments	$159.4	$167.8	$450.5	$459.0
Unallocated amounts:
Other unallocated manufacturing costs	(3.8)	(7.4)	(12.3)	(27.7)

Gross profit	$155.6	$160.4	$438.2	$431.3

Operating income for reportable segments	$88.3	$98.2	$241.1	$257.5

Unallocated amounts:
Restructuring, asset impairment and other, net	(2.0)	—	(2.0)	(3.3)
Other unallocated manufacturing costs	(3.8)	(7.4)	(12.3)	(27.7)
Other unallocated operating expenses	(9.3)	(2.6)	(19.4)	(4.7)

Operating income	$73.2	$88.2	$207.4	$221.8

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	September 28, 2007	September 29, 2006
United States	$90.3	$122.0
The Other Americas	0.8	1.0
United Kingdom	57.4	57.9
China	179.6	150.3
Singapore	38.4	43.0
The Other Asia/Pacific	36.4	46.7

Total Revenues	$402.9	$420.9

	Nine Months Ended
	September 28, 2007	September 29, 2006
United States	$284.3	$289.8
The Other Americas	2.1	2.9
United Kingdom	172.1	169.1
China	474.5	411.3
Singapore	111.3	120.8
The Other Asia/Pacific	114.0	136.3

Total Revenues	$1,158.3	$1,130.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the quarter and nine months ended September 28, 2007, one of the Company’s customers accounted for 10% and 11% of the Company’s total revenues, respectively. For the quarter ended September 29, 2006, excluding manufacturing services customers, two of the Company’s customers accounted for 12% and 10% of the Company’s total revenues. For the nine months ended September 29, 2006, one of the Company’s customers accounted for 12% of the Company’s total revenues.

Property, plant and equipment by geographic location is summarized as follows (in millions):

	September 28, 2007	December 31, 2006
China	$109.0	$105.5
United States	165.9	169.7
Europe	112.5	101.9
Malaysia	98.9	91.0
Japan	67.0	66.6
The Other Asia/Pacific	53.1	40.0
The Other Americas	2.1	3.4

	$608.5	$578.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 23, 2007 and our unaudited consolidated financial statements for the fiscal quarter ended September 28, 2007 included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See section entitled “1A Risk Factors.”

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6.4% during 2007 through 2010. These are not our projections and may not be indicative of actual results.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 28,800 products and we shipped approximately 23.8 billion units in the first nine months of 2007 as compared to approximately 22.9 billion units in the first nine months of 2006. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

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

Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services
AC-DC Conversion	Low & Medium MOSFET	Analog Switches	Bipolar Power	Manufacturing Services

Analog Automotive	Power Switching	Filters	Thyristor

DC-DC Conversion	Signal & Interface	Low Voltage	Small Signal

Rectifier		App. Specific Int. Power	Zener

Auto Power			Protection

LDO & Vregs			High Frequency Standard Logic

We have approximately 175 direct customers worldwide, and we also service approximately 212 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Apple, Continental Automotive Systems, Hewlett Packard, Microsoft, Intel, Motorola, Seagate, Siemens and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

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

As of December 31, 2006, Texas Pacific Group (“TPG”) owned approximately 33%, or 95.4 million shares, of our outstanding shares of common stock. During the second quarter of 2007, TPG sold all its remaining shares of our common stock.

We used cash on hand to repurchase 5,000,000 shares of our common stock during the second quarter of 2007, at a price of $11.05 per share. These shares were acquired for general corporate purposes. Neither these shares, nor shares previously repurchased by us, had been reissued or retired as of September 28, 2007.

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

During the third quarter of 2007, we experienced an increase in the end market unit demand, partially offset by price decreases, which resulted in increased revenue compared to our previous quarter. We expect our fourth quarter product revenues to grow slightly thereby indicating we are in the growth phase of the cycle. However, the demand appears to be more seasonal in nature and not an indication of a strong growth cycle.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 158 new product families in 2006 and an additional 110 new product families in the first nine months of 2007. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. In light of the recent acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. During the first quarter of 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our off shore low cost manufacturing facilities, and we expect this transfer to be completed during the last two fiscal quarters of 2008. After we have completed the transfer to other facilities, we plan to exit the wafer fabrication facility at our Phoenix location, which is currently under agreement to be sold. It is anticipated that approximately 80 employees will be terminated as a result of this consolidation effort, in addition to approximately 30 positions that will be eliminated through normal attrition. We expect the full annual cost savings from this consolidation to be at least $7.0 million to $9.0 million beginning in the fourth quarter of 2008.

Also in connection with this activity, during the third quarter of 2007 we announced reductions in factory support functions at our Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 62 positions. We expect the full annual cost savings from this announcement to be approximately $5.9 million beginning in the fourth quarter of 2008.

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

Debt Reduction and Financing Activities

Since the Recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2002 and 2003, we engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Since 2003, however, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $1,139.5 million as of September 28, 2007. Similarly, our 2003 average quarterly interest expense of $37.8 million has declined, and we recorded $9.6 million of interest expense in the third quarter of 2007. Also, see “Liquidity and Capital Resources” and Note 7 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

Based upon booking trends, backlog levels, anticipated manufacturing services revenue and estimated turns levels, we anticipate that total revenues will be approximately flat to up 2% in the fourth quarter of 2007 as compared to total revenues of $402.9 million in the third quarter of 2007. We anticipate that approximately $22.0 million of our total revenues will come from manufacturing services revenues during the fourth quarter of 2007. Backlog levels at the beginning of the fourth quarter of 2007 were up from backlog levels at the beginning of the third quarter of 2007, and represented over 90 percent of our anticipated fourth quarter 2007 revenues. We expect average selling prices will be down approximately two percent in the fourth quarter of 2007 as compared to the third quarter of 2007. We expect our product gross margin and our total gross margin in the fourth quarter of 2007 to be approximately flat with the third quarter of 2007. We currently expect our stock-based compensation expense to be approximately $5.0 million in the fourth quarter of 2007.

For the fourth quarter of 2007, we expect selling and marketing and general and administrative expenses at approximately 11% to 12% of revenues and research and development expenses at approximately 8% to 9% of revenues. We anticipate that net interest expense and income tax provision will be approximately $6.5 million and $2.5 million, respectively, for the fourth quarter of 2007. Based on the stock price of our common stock as of the end of the third quarter of 2007, our fully diluted common shares outstanding would be approximately 319 million in the fourth quarter of 2007. We anticipate cash capital expenditures will be approximately $20 million in the fourth quarter of 2007.

Results of Operations

Quarter Ended September 28, 2007 Compared to Quarter Ended September 29, 2006

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended September 28, 2007 and September 29, 2006. The amounts in the following table are in millions:

	Quarter Ended		Dollar Change
	September 28, 2007	September 29, 2006
Product revenues	$381.1	$372.2	$8.9
Manufacturing service revenue	21.8	48.7	(26.9)

Net revenues	402.9	420.9	(18.0)

Cost of product revenues	226.0	223.2	2.8
Cost of manufacturing revenues	21.3	37.3	(16.0)

Gross profit	155.6	160.4	(4.8)

Operating expenses:
Research and development	34.4	25.9	8.5
Selling and marketing	24.4	23.2	1.2
General and administrative	21.6	23.1	(1.5)
Restructuring, asset impairments and other, net	2.0	—	2.0

Total operating expenses	82.4	72.2	10.2

Operating income	73.2	88.2	(15.0)

Other income (expenses), net:
Interest expense	(9.6)	(13.8)	4.2
Interest income	3.1	3.6	(0.5)
Other	0.2	(0.7)	0.9
Loss on debt prepayment	—	—	—

Other income (expenses), net	(6.3)	(10.9)	4.6

Income before income taxes and minority interests	66.9	77.3	(10.4)
Income tax provision	(2.4)	—	(2.4)
Minority interests	(0.7)	(0.5)	(0.2)

Net income	$63.8	$76.8	$(13.0)

Revenues

Net revenues were $402.9 million and $420.9 million during the quarters ended September 28, 2007 and September 29, 2006, respectively. The decrease from the third quarter of 2006 to the third quarter of 2007 was due primarily to decreased manufacturing services revenue resulting from the expected decrease in volume purchases from LSI. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended September 28, 2007	As a % Revenue (1)	Quarter Ended September 29, 2006	As a % Revenue	Dollar Change	% Change
Automotive & Power Regulation	$113.1	28.1%	$107.8	25.6%	$5.3	4.9%
Computing Products	93.8	23.3%	93.0	22.1%	0.8	0.9%
Digital & Consumer Products	46.2	11.5%	42.0	10.0%	4.2	10.0%
Standard Products	128.0	31.8%	129.4	30.7%	(1.4)	(1.1%)
Manufacturing Services	21.8	5.4%	48.7	11.6%	(26.9)	(55.2%)

Total Revenues	$402.9		$420.9		$(18.0)

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from automotive and power regulation increased $5.3 million, or 4.9%, in the third quarter of 2007 as compared to the third quarter of 2006. The increase is attributed to a increase in revenues from AC to DC conversion, analog automotive, auto power, and DC to DC conversion products, partially offset by decreases in LDO and voltage regulator products.

Revenues from computing products increased $0.8 million, or 0.9%, in the third quarter of 2007 as compared to the third quarter of 2006. The increase is attributed to an increase in revenues from power switching and low and medium voltage MOSFET products, offset by decreases from signal and interface products.

Revenues from digital and consumer products increased $4.2 million, or 10.0%, in the third quarter of 2007 as compared to the third quarter of 2006. This increase is due to an increase in revenues from analog switches, low voltage, and filter products.

Revenues from standard products decreased $1.4 million, or 1.1%, in the third quarter of 2007 as compared to the third quarter of 2006. The decrease is primarily attributed to a decrease in revenues from standard logic, high frequency, and zener products, partially offset by increases to small signal and protection products.

Additionally, revenue declined in manufacturing services in the third quarter of 2007 as we experienced a decline in activity pursuant to an LSI wafer supply agreement.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Quarter Ended September 28, 2007	As a % Revenue	Quarter Ended September 29, 2006	As a % Revenue
Americas	$91.1	23%	$123.0	29%
Asia Pacific	254.4	63%	240.0	57%
Europe	57.4	14%	57.9	14%

Total	$402.9	100%	$420.9	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices.

For the quarter ended September 28, 2007, one of our customers accounted for 10% of the Company’s total revenues.

For the quarter ended September 29, 2006, excluding manufacturing services customers two of our customers accounted for 12% and 10% of the Company’s total revenues, respectively, excluding manufacturing services revenue.

Approximately 16% of our revenues for the quarter ended September 28, 2007, are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the quarter ended September 28, 2007, our revenues from Delphi accounted for less than 3% of our total revenues. During the quarter ended March 30, 2007, we sold, without discount, to a third party with recourse to us all of our pre-petition receivables due from Delphi totaling $5.4 million, all of which are subject to collection pending resolution of the reorganization proceedings.

Gross Profit

Our gross profit was $155.6 million in the third quarter of 2007 compared to $160.4 million in the third quarter of 2006. As a percentage of revenues, our gross profit was 38.6% in the third quarter of 2007 as compared to 38.1% in the third quarter of 2006. Gross profit decreased during the third quarter of 2007 as compared to the third quarter of 2006 primarily due to reduced gross profit from manufacturing services and decreased average selling prices, partially offset by cost savings from our profitability enhancement programs. Excluding manufacturing services, our gross profit increased $6.3 million during the third quarter of 2007 as compared to the third quarter of 2006. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Quarter Ended September 28, 2007	As a % of Net Revenues	Quarter Ended September 29, 2006	As a % of Net Revenue	Dollar Change	% Change
Automotive & Power Regulation	$45.1	11.2%	$46.5	11.0%	(1.4)	-3.0%
Computing Products	32.4	8.0%	33.9	8.1%	(1.5)	-4.4%
Digital & Consumer Products	25.8	6.4%	21.4	5.1%	4.4	20.6%
Standard Products	55.6	13.8%	54.4	12.9%	1.2	2.2%
Manufacturing Services	0.5	0.1%	11.6	2.8%	(11.1)	-95.7%

Gross profit by segment	$159.4	39.6%	$167.8	39.9%	$(8.4)

Unallocated manufacturing costs	(3.8)	-0.9%	(7.4)	-1.8%

Total gross profit	$155.6	38.6%	$160.4	38.1%

Gross profit from automotive and power regulation decreased $1.4 million, or 3.0%, in the third quarter of 2007 as compared to the third quarter of 2006. The decrease can be attributed to a decrease in gross profit from rectifier and LDO and voltage regulation products, partially offset by increases from DC to DC conversion, AC to DC conversion, analog automotive, and auto power products.

Gross profit from computing products decreased $1.5 million, or 4.4%, in the third quarter of 2007 as compared to the third quarter of 2006. The decrease can be attributed to decreases in gross profit from power switching and signal and interface products.

Gross profit from digital and consumer products increased $4.4 million, or 20.6%, in the third quarter of 2007 as compared to the third quarter of 2006. The increase can be attributed to increases in gross profit from analog switches, low voltage, and filters products.

Gross profit from standard products increased $1.2 million, or 2.2%, in the third quarter of 2007 as compared to the third quarter of 2006. The increase can be attributed to increases in gross profit from small signal, protection, and zener products, partially offset by decreases from standard logic and thyristor products.

Gross profit from manufacturing services decreased $11.1 million in the third quarter of 2007 as compared to the third quarter of 2006 due to the increased volume of wafers sold to LSI.

Operating Expenses

Research and development expenses were $34.4 million in the third quarter of 2007 compared to $25.9 million in the third quarter of 2006, representing an increase of $8.5 million, or 32.8%. Research and development expenses represented 8.5% and 6.2% of revenues in the third quarter of 2007 and the third quarter of 2006, respectively. The increase in research and development expenses was attributable to increased employee salaries and wages and increased headcount and increased stock compensation expense, and costs from the porting of existing products to our Gresham production fab, to development of new products in our Gresham fab and the expansion of our digital production capacities in our Gresham fab.

Selling and marketing expenses were $24.4 million in the third quarter of 2007 compared to $23.2 million in the third quarter of 2006, representing an increase of $1.2 million, or 5.2%. Selling and marketing expenses represented 6.1% and 5.5% of revenues in the third quarter of 2007 and the third quarter of 2006, respectively. The increase in selling and marketing expenses is primarily attributable employee salaries and wages and increased stock compensation expense, partially offset by a decrease in employee performance bonuses.

General and administrative expenses were $21.6 million in the third quarter of 2007 compared to $23.1 million in the third quarter of 2006, representing a decrease of $1.5 million, or 6.5%. General and administrative expenses represented 5.4% and 5.5% of revenues in the third quarter of 2007 and the third quarter of 2006, respectively. The decrease in general and administrative expenses was primarily attributable to decreased employee performance bonuses partially offset by increased employee salaries and wages due to increased head count.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $2.0 million in the third quarter of 2007 compared to zero in the third quarter of 2006. In March 2007, we announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our offshore low-cost manufacturing facilities, expected to be completed by the end of the third quarter of 2008. It is anticipated that approximately 80 manufacturing employees will be terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007 we announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 62 positions. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the third quarter of 2007. All terminations and associated severance payments related to these activities are expected to be completed by the end of the third quarter of 2008. In September 2007 we recorded $2.0 million of employee separation charges related to these announcements, and we expect to record an additional $0.8 million through the end of the third quarter of 2008.

Operating Income

Information about operating income from our reportable segments for the quarters ended September 28, 2007 and September 29, 2006 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services	Total
Quarter ended September 28, 2007:
Segment operating income	$22.2	$14.2	$14.7	$37.0	$0.2	$88.3
Quarter ended September 29, 2006:
Segment operating income	$24.5	$18.0	$9.4	$35.4	$10.9	$98.2

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Quarter Ended
	September 28, 2007	September 29, 2006
Operating income for reportable segments	$88.3	$98.2
Unallocated amounts:
Restructuring, asset impairment and other, net	(2.0)	—
Other unallocated manufacturing costs	(3.8)	(7.4)
Other unallocated operating expenses	(9.3)	(2.6)

Operating income	$73.2	$88.2

Interest Expense and Other

Interest expense was $9.6 million in the third quarter of 2007 compared to $13.8 million in the third quarter of 2006. The decrease in interest expense was primarily a result of interest savings during the third quarter of 2007 that resulted from the issuance of our 2.625% convertible bonds in December 2006 with a large portion (approximately $199.0 million) used to reduce our senior bank facilities bearing a 7% interest rate. Our average month-end long-term debt balance (including current maturities) in the third quarter of 2007 was $1,141.4 million with a weighted average interest rate of 3.4% compared to $1,042.4 million and a weighted average interest rate of 5.3% in the third quarter of 2006. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

See Part I, Item 1 “Financial Statements,” Note 10 “Commitments and Contingencies” of this Form 10-Q for contingencies relating to other legal proceedings and matters including an intellectual property matter.

Provision for Income Taxes

Provision for income taxes was $2.4 million in the third quarter of 2007 compared to zero in the third quarter of 2006. The provision for the third quarter of 2007 included $2.0 million for income and withholding taxes of certain of our foreign operations and $0.4 million of interest on reserves for potential liabilities in foreign taxing jurisdictions. The provision for the third quarter of 2006 included $2.6 million charge for income and withholding taxes of certain of our foreign operations, offset by the receipt of $2.6 million of previously accrued income tax receivable that had been fully reserved.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended September 28, 2007 and September 29, 2006. The amounts in the following table are in millions:

	Nine Months Ended		Dollar Change
	September 28, 2007	September 29, 2006
Product revenues	$1,084.7	$1,066.7	$18.0
Manufacturing service revenue	73.6	63.5	10.1

Net revenues	1,158.3	1,130.2	28.1

Cost of product revenues	643.1	650.1	(7.0)
Cost of manufacturing revenues	77.0	48.8	28.2

Gross profit	438.2	431.3	6.9

Operating expenses:
Research and development	97.6	74.7	22.9
Selling and marketing	70.6	66.9	3.7
General and administrative	60.6	64.6	(4.0)
Restructuring, asset impairments and other, net	2.0	3.3	(1.3)

Total operating expenses	230.8	209.5	21.3

Operating income	207.4	221.8	(14.4)

Other income (expenses), net:
Interest expense	(28.7)	(39.9)	11.2
Interest income	8.8	8.4	0.4
Other	(0.3)	0.1	(0.4)
Loss on debt prepayment	(0.1)	—	(0.1)

Other income (expenses), net	(20.3)	(31.4)	11.1

Income before income taxes and minority interests	187.1	190.4	(3.3)
Income tax provision	(4.4)	(3.8)	(0.6)
Minority interests	(1.6)	(1.9)	0.3

Net income	$181.1	$184.7	$(3.6)

Revenues

Net revenues were $1,158.3 million and $1,130.2 million during the first nine months ended September 28, 2007 and September 29, 2006, respectively. The increase from the first nine months of 2006 to the first nine months of 2007 was primarily due to increased manufacturing services revenue resulting from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, increased product volume, partially offset by a decrease in average selling prices. As indicated in the table below, the increase was most pronounced in the digital and consumer products and manufacturing services segments. The revenues by reportable segment were as follows (dollars in millions):

	Nine Months Ended September 28, 2007	As a % Revenue	Nine Months Ended September 29, 2006 (1)	As a % Revenue	Dollar Change	% Change
Automotive & Power Regulation	$323.0	27.9%	$314.4	27.8%	$8.6	2.7%
Computing Products	255.3	22.0%	254.0	22.5%	1.3	0.5%
Digital & Consumer Products	131.3	11.3%	118.3	10.5%	13.0	11.0%
Standard Products	375.1	32.4%	380.0	33.6%	(4.9)	(1.3%)
Manufacturing Services	73.6	6.4%	63.5	5.6%	10.1	15.9%

Total Revenues	$1,158.3		$1,130.2		$28.1

(1)	Segment revenues from external customers for the nine months ended September 29, 2006 has been recast to reflect the alignment that existed at September 28, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Revenues from automotive and power regulation increased $8.6 million, or 2.7%, in the first nine months of 2007 as compared to the first six months of 2006. The increase is attributed to an increase in revenues from AC to DC conversion, analog automotive and DC to DC conversion products, partially offset by decreases in LDO and voltage regulators.

Revenues from computing products increased $1.3 million, or 0.5%, in the first nine months of 2007 as compared to the first nine months of 2006. The increase is attributed to an increase in revenues from power switching products, partially offset by decreases in signal and interface products.

Revenues from digital and consumer products increased $13.0 million, or 11.0%, in the first nine months of 2007 as compared to the first nine months of 2006. This increase is due to an increase in revenues from analog switches, filters, low voltage and application specific interface products.

Revenues from standard products decreased $4.9 million, or 1.3%, in the first nine months of 2007 as compared to the first nine months of 2006. The decrease is primarily attributed to decreases in revenues from standard logic, high frequency, thyristor, bipolar power, and zener products, partially offset by increases in small signal and protection products.

Additionally, revenue growth in manufacturing services occurred for the nine months of 2007 as we enjoyed activity pursuant to an LSI wafer supply agreement during the whole window of time. In contrast we only enjoyed twenty two weeks of activity during the first nine months of 2006 due to the May 2006 purchase of the Gresham wafer fabrication facility.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 28, 2007	As a % Revenue	Nine Months Ended September 29, 2006	As a % Revenue
Americas	$286.4	25%	$292.7	26%
Asia Pacific	699.8	60%	668.4	59%
Europe	172.1	15%	169.1	15%

Total	$1,158.3	100%	$1,130.2	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices.

For the nine months ended September 28, 2007 and September 29, 2006, one of our customers accounted for 11% and 12% of the Company’s total revenues, respectively.

Approximately 16% of our revenues for the nine months ended September 28, 2007, are attributable to our various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business, in part due to labor difficulties. On October 8, 2005, Delphi Corporation (“Delphi”), one of our automotive customers, and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. During the nine months ended September 28, 2007, our revenues from Delphi accounted for less than 3% of our total revenues. During the quarter ended March 30, 2007, we sold, without discount, to a third party with recourse to us all of our receivables due from Delphi totaling $5.4 million, all of which are subject to collection pending resolution of the reorganization proceedings.

Gross Profit

Our gross profit was $438.2 million in the first nine months of 2007 compared to $431.3 million in the first nine months of 2006. As a percentage of revenues, our gross profit was 37.8% in the first nine months of 2007 as compared to 38.2% in the first nine months of 2006. Gross profit increased during the first nine months of 2007 as compared to the first nine months of 2006 primarily due to a reduction in depreciation expense of approximately $9.8 million resulting from a change in our estimate of the useful life of our machinery and equipment assets, partially offset by reduced gross profit from manufacturing services and declines in average selling prices. Excluding manufacturing services, our gross profit increased $25.0 million during the nine months ending September 28, 2007 compared to the nine months ending September 29, 2006. See Note 4 “Accounting Changes” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. The gross profit by reportable segment in each of these quarters was as follows (dollars in millions):

	Nine Months Ended September 28, 2007	As a % of Net Revenues	Nine Months Ended September 29, 2006	As a % of Net Revenues	Dollar Change	% Change
Automotive & Power Regulation	$126.9	11.0%	$133.1	11.8%	$(6.2)	-4.7%
Computing Products	93.2	8.0%	90.0	8.0%	3.2	3.6%
Digital & Consumer Products (1)	70.4	6.1%	61.6	5.5%	8.8	14.3%
Standard Products (1)	163.4	14.1%	159.6	14.1%	3.8	2.4%
Manufacturing Services	(3.4)	-0.3%	14.7	1.3%	(18.1)	-123.1%

Gross profit by segment	$450.5	38.9%	$459.0	40.6%	$(8.5)

Unallocated manufacturing costs	(12.3)	-1.1%	(27.7)	-2.5%

Total gross profit	$438.2	37.8%	$431.3	38.2%

(1)	Segment gross profit from external customers for the nine months ended September 29, 2006 has been recast to reflect the alignment that existed at September 28, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Gross profit from automotive and power regulation decreased $6.2 million, or 4.7%, in the first nine months of 2007 as compared to the first nine months of 2006. The decrease can be attributed to decreased gross profit from rectifier, and LDO and voltage regulator products, partially offset by increases from AC to DC conversion, analog automotive, and DC to DC conversion products.

Gross profit from computing products increased $3.2 million, or 3.6%, in the first nine months of 2007 as compared to the first nine months of 2006. The increase can be attributed to increased gross profit from low and medium voltage MOSFET products, partially offset by decreases from power switching products.

Gross profit from digital and consumer products increased $8.8 million, or 14.3%, in the first nine months of 2007 as compared to the first nine months of 2006. The increase can be attributed to increases in gross profit from analog switches, filter, low voltage and application specific interface products.

Gross profit from standard products increased $3.8 million, or 2.4%, in the first nine months of 2007 as compared to the first nine months of 2006. The increase can be primarily attributed to an increases in gross profit from protection, small signal, and zener products, partially offset by decreases in standard logic, thyristor, high frequency, and bipolar power products.

Gross profit from manufacturing services decreased $18.1 million in the first nine months of 2007 as compared to the first nine months of 2006 due to the decreased volume of wafers sold to LSI.

Operating Expenses

Research and development expenses were $97.6 million in the first nine months of 2007 compared to $74.7 million in the first nine months of 2006, representing an increase of $22.9 million, or 30.7%. Research and development expenses represented 8.4% and 6.6% of revenues in the first nine months of 2007 and the first nine months of 2006, respectively. The increase in research and development expenses was attributable to increased employee salaries and wages and increased headcount and increased stock compensation expense, and costs from the porting of existing products to our Gresham fab, to development of new products in our Gresham fab and the expansion of our digital production capacities in our Gresham fab.

Selling and marketing expenses were $70.6 million in the first nine months of 2007 compared to $66.9 million in the first nine months of 2006, representing an increase of $3.7 million, or 5.5%. Selling and marketing expenses represented 6.1% and 5.9% of revenues in the first nine months of 2007 and the first nine months of 2006, respectively. The increase in selling and marketing expenses is primarily attributable to increased employee salaries and wages and increased stock compensation expense, partially offset by a decrease in employee performance bonuses.

General and administrative expenses were $60.6 million in the first nine months of 2007 compared to $64.6 million in the first nine months of 2006, representing a decrease of $4.0 million, or 6.2%. General and administrative expenses represented 5.2% and 5.7% of revenues in the first nine months of 2007 and the first nine months of 2006, respectively. The decrease in general and administrative expenses was attributable to decreases in employee performance bonus and consultant fees partially offset by increased employee salaries and wages from higher head count.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net were $2.0 million in the first nine months of 2007. In March 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our offshore low-cost manufacturing facilities, expected to be completed by the end of the third quarter of 2008. It is anticipated that approximately 80 manufacturing employees will be terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007 we announced reductions in factory support functions at our Phoenix, Arizona and Gresham, Oregon which resulted in the elimination or transfer of 62 positions. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the third quarter of 2007. All terminations and associated severance payments related to these activities are expected to be completed by the end of the third quarter of 2008. In September 2007, we recorded $2.0 million of employee separation charges related to these announcements, and expect to record an additional $0.8 million through the end of the third quarter of 2008.

Restructuring, asset impairments and other, net were $3.3 million in the first nine months of 2006. During the first nine months of 2006, we recorded $4.7 million of asset impairments partially offset by $1.4 million of net adjustments to reserves.

In June 2006, we recorded $4.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Over the past three years we have capitalized software development costs associated with modifications and enhancements to several business process and related systems. The $4.7 million of asset impairments resulted from the fact that we currently have no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in the second quarter of 2006 was triggered by a reallocation of corporate resources from these projects to other projects due to changes in corporate priorities, which include new objectives that arose from the purchase of the Gresham, Oregon wafer fabrication facility in May 2006. The amount of the asset impairment charge taken in June 2006 of $4.7 million was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

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

Operating Income

Information about operating income from our reportable segments for the nine months ended September 28, 2007 and September 29, 2006 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Manufacturing Services	Total
Nine months ended September 28, 2007:
Segment operating income	$59.1	$41.2	$37.1	$109.2	$(5.5)	$241.1
Nine months ended September 29, 2006:
Segment operating income	$69.9	$45.6	$28.1	$100.3	$13.6	$257.5

(1)	Segment operating income from external customers for the quarter ended September 29, 2006 has been recast to reflect the alignment that existed at September 28, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Nine Months ended
	September 28, 2007	September 29, 2006
Operating income for reportable segments	$241.1	$257.5
Unallocated amounts:
Restructuring, asset impairment and other, net	(2.0)	(3.3)
Other unallocated manufacturing costs	(12.3)	(27.7)
Other unallocated operating expenses	(19.4)	(4.7)

Operating income	$207.4	$221.8

Interest Expense and Other

Interest expense was $28.7 million in the first nine months of 2007 compared to $39.9 million in the first nine months of 2006. The decrease in interest expense was primarily a result of interest savings during the first nine months of 2007 that resulted from the issuance of our 2.625% convertible bonds in December 2006 with a large portion (approximately $199.0 million) used to reduce our senior bank facilities bearing a 7% interest rate. Our average month-end long-term debt balance (including current maturities) in the first nine months of 2007 was $1,150.9 million with a weighted average interest rate of 3.3% compared to $1,056.1 million and a weighted average interest rate of 5.0% in the first nine months of 2006. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

See Part I, Item 1 “Financial Statements,” Note 10 “Commitments and Contingencies” of this Form 10-Q for contingencies relating to other legal proceedings and matters including an intellectual property matter.

Provision for Income Taxes

Provision for income taxes was $4.4 million in the first nine months of 2007 compared to $3.8 million in the first nine months of 2006. The provision for the first nine months of 2007 included $6.1 million for income and withholding taxes of certain of our foreign operations and $1.4 million of interest on reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $3.1 million of previously accrued income taxes for anticipated audit issues. The provision for the first nine months of 2006 included income and withholding taxes of certain of our foreign operations. Due to our continuing domestic tax losses and tax rate differential in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligation, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at September 28, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Standby letters of credit (1)	$3.3	$2.2	$1.1	$—	$—	$—	$—
Bank guarantees (1)	5.9	0.5	1.6	2.2	—	—	1.6

Commercial commitments	$9.2	$2.7	$2.7	$2.2	$—	$—	$1.6

	Payments Due by Period
Contractual obligations	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Long-term debt	$1,139.5	$6.8	$26.4	$57.3	$277.0	$14.0	$758.0
Operating leases (1) (2)	26.8	3.0	7.9	6.3	4.5	1.8	3.3
Other long-term obligations—pension plans	12.7	2.9	3.0	3.0	3.0	0.8	—
Purchase obligations (1):
Capital purchase obligations	50.6	15.9	30.4	1.9	1.2	1.2	—
Foundry and inventory purchase obligations	64.6	54.8	3.0	2.9	1.3	1.2	1.4
Mainframe support	4.5	2.1	1.7	0.7	—	—	—
Information technology and communication services	18.0	3.3	7.4	4.5	2.0	0.8	—
Other	10.0	4.7	3.3	1.7	0.3	—	—

Total contractual obligations	$1,326.7	$93.5	$83.1	$78.3	$289.3	$19.8	$762.7

(1)	These represent our off-balance sheet arrangements.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes $174.1 million outstanding under senior bank facilities, approximately $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million of 1.875% convertible senior subordinated notes due 2025, $484.0 million of 2.625% convertible senior subordinated notes due 2026, $9.5 million outstanding under a note payable to a Japanese bank, $50.4 million outstanding under loan facilities with two Chinese banks, $0.5 million note payable to Oregon State due 2009 and $66.0 million of capital lease obligations. See Note 7 “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Our balance of cash and cash equivalents was $327.1 million at September 28, 2007 and our cash flow from operations for the nine months ending September 28, 2007 was $216.9 million. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our contractual obligation and other operating and capital needs through at least September 28, 2008. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $3.3 million were outstanding under the revolving facility at September 28, 2007. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

We face risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. In one particular case, we have agreed to indemnify a major customer for valid warranty claims on our products sold, not to exceed two and one half times total annual sales.

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

See Part II, Item 1 “Legal Proceedings” of this Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our annual report on Form 10-K for the fiscal year ending December 31, 2006 for information on certain environmental matters.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through September 28, 2008. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow, as a measure of liquidity, we believe this measure is useful to investors to assess our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended September 28, 2007, June 29, 2007, and September 29, 2006, and the nine months ended September 28, 2007 and September 29, 2006, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	Quarter Ended			Nine Months Ended
	September 28, 2007	June 29, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$63.8	$63.3	$76.8	$181.1	$184.7
Plus:
Depreciation and amortization	22.8	22.7	19.3	67.6	60.0
Interest expense	9.6	9.4	13.8	28.7	39.9
Interest income	(3.1)	(2.9)	(3.6)	(8.8)	(8.4)
Income tax provision	2.4	1.4	—	4.4	3.8

EBITDA	95.5	93.9	106.3	273.0	280.0
Increase (decrease):
Interest expense	(9.6)	(9.4)	(13.8)	(28.7)	(39.9)
Interest income	3.1	2.9	3.6	8.8	8.4
Income tax provision	(2.4)	(1.4)	—	(4.4)	(3.8)
Gain on sale or disposal of fixed assets	(1.3)	(3.8)	0.5	(7.6)	0.3
Proceeds, net of gain, from termination of interest rate swaps	(0.3)	(0.6)	—	0.5	—
Non-cash impairment of property, plant, and equipment	—	—	—	—	4.7
Amortization of debt issuance costs	1.0	1.0	0.7	3.1	2.0
Provision for excess inventories	0.6	3.7	7.1	5.9	16.2
Non-cash portion of loss on debt prepayment	—	—	—	0.1
Deferred income taxes	1.1	1.2	0.4	1.9	0.3
Stock compensation expense	4.1	3.5	2.9	10.9	7.2
Other	0.6	—	0.2	0.7	—
Changes in operating assets and liabilities	6.0	(35.6)	(18.4)	(47.3)	(54.2)

Net cash provided by operating activities	$98.4	$55.4	$89.5	$216.9	$221.2

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $394.8 million at September 28, 2007. Our working capital, excluding cash, was $67.7 million at September 28, 2007, and has fluctuated between $(31.3) million and $82.4 million over the last eight quarter-ends.

The components of our working capital at September 28, 2007 and December 31, 2006 are set forth below (in millions), followed by explanations for changes between December 31, 2006 and September 28, 2007 for cash and cash equivalents and any other changes greater than $5 million:

	September 28, 2007	December 31, 2006	Change
Current assets
Cash and cash equivalents	$327.1	$268.8	$58.3
Receivables, net	193.4	177.9	15.5
Inventories, net	216.5	212.7	3.8
Other current assets	41.0	34.3	6.7
Deferred income taxes	7.2	7.1	0.1

Total current assets	785.2	700.8	84.4

Current liabilities
Accounts payable	134.9	165.7	(30.8)
Accrued expenses	105.4	111.7	(6.3)
Income taxes payable	2.1	3.2	(1.1)
Accrued interest	5.0	1.3	3.7
Deferred income on sales to distributors	115.7	123.2	(7.5)
Current portion of long-term debt	27.3	27.9	(0.6)

Total current liabilities	390.4	433.0	(42.6)

Net working capital	$394.8	$267.8	$127.0

The increase of $58.3 million in cash and cash equivalents is primarily due to $216.9 million in cash provided by operating activities, partially offset by $100.2 million in cash used in investing activities and $58.5 million in cash used in financing activities.

The increase of $15.5 million in accounts receivable, net is primarily the result of increased sales in the last two months of the third quarter 2007 as compared to the last two months of the fourth quarter 2006.

The increase of $6.7 million in other current assets is primarily the result of prepayments of annual insurance premiums.

The decrease of $30.8 million in accounts payable was mainly the result of the timing of payments at the respective period ends and a decrease in fixed asset additions during the third quarter of 2007 that remained unpaid as of September 28, 2007, as compared to the fourth quarter of 2006.

The decrease in accrued expenses of $6.3 million was primarily attributable to a decrease in accrued employee performance bonuses.

The decrease of $7.5 million in deferred income on sales at distributors was due to decreased inventory levels at distributors compared to December 31, 2006 with inventories at distributors down to 11.1 weeks as of September 28, 2007 compared to 11.4 weeks at December 31, 2006.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $110.4 million during the first nine months of 2007 compared to $186.4 million during the first nine months of 2006 which included $94.6 million from the purchase of the Gresham fab from LSI. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

October 2007 Philippine Loan

In October 2007, we entered into a five year loan agreement with the Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation to finance capital expenditures and other corporate finance purposes. The loan amount of $25.0 million bears interest at the 3-month LIBOR rate plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance to be repaid on the maturity date of the loan, which is October 11, 2012.

March 2007 Amendment to Senior Bank Facilities

In March 2007, we refinanced the term loans under our senior bank facilities to, among other things, reduce the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, we repaid in the first quarter of 2007 approximately $23.9 million of the term loans under the senior bank facilities during the quarter. Terms within our senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should we exceed leverage and secured leverage ratios, as specified therein.

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

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of September 28, 2007 and December 31, 2006 (dollars in millions):

	September 28 2007	December 31, 2006
Senior Bank Facilities:
Term Loan, interest payable quarterly at 6.948% and 7.6140%, respectively	$174.1	$198.9
Revolver	—	—

	174.1	198.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	9.5	12.4
Loan with Chinese bank due 2009, interest payable quarterly at 6.438% and 6.565%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 6.438% and 6.565%, respectively	6.0	6.0
Loan with Chinese bank due 2007 through 2013, interest payable semi-annually at 6.600% and 6.580%, respectively	8.6	9.6
Loan with Chinese bank due 2007 through 2009, interest payable semi-annually at 6.570% and 6.600%, respectively	16.8	20.0
Loan with Chinese bank due 2009, interest payable semi-annually at 6.341% and 6.560%, respectively	5.0	5.0
5.0% Note payable to Oregon State due 2009	0.5	—
Capital lease obligations	66.0	71.1

	1,139.5	1,176.0
Less: Current maturities	(27.3)	(27.9)

	$1,112.2	$1,148.1

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

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

As of September 28, 2007, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through September 28, 2008.

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

Accounting Changes

During the quarter ended June 30, 2006, we commissioned a study of the manufacturing equipment at our other worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. We, factoring in the results of this study, have revised the estimated useful lives of our manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $9.8 million, increase net income by $9.8 and increase for both basic and diluted net income per share by $0.03 for the nine months ended September 28, 2007.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the adoption of FIN 48, we recognized the cumulative effect of applying the provisions of FIN 48 as an $8.9 million increase to the opening balance of accumulated deficit as of January 1, 2007. The amount of unrecognized tax benefit as of January 1, 2007 was $25.8 million, including the $8.9 million adjustment.

The entire January 1, 2007 balance of $25.8 million relates to unrecognized tax positions that, if recognized, would affect our annual effective tax rate. Included in the $25.8 million balance of unrecognized tax benefits at January 1, 2007, is $12.9 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following September 28, 2007, as a result of expiring statute of limitations.

We recognize interest and penalties accrued in relation to unrecognized tax benefits in tax expense. We had approximately $4.0 million for payment of interest and penalties accrued at January 1, 2007.

The impact of the adoption of FIN 48 the opening balance of accumulated deficit as of January 1, 2007 is as follows (in millions):

Accumulated deficit as of December 31, 2006	$(1,284.7)
Impact of adoption of FIN 48 on accumulated deficit as of January 1, 2007	(8.9)

Accumulated deficit as of January 1, 2007	(1,293.6)
Net income for the nine months ended September 28, 2007	181.1

Accumulated deficit as of September 28, 2007	$(1,112.5)

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

Inventories. We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material, except for the sale of obsolete leaded parts during the first and second quarters of 2007 for approximately $4.0 million and $7.0 million, respectively.

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

Contingencies. We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record the appropriate liability when the amount is deemed probable and estimable.

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

Recent Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 to our financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact of SFAS No. 159 to its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At September 28, 2007, our long-term debt (including current maturities) totaled $1,139.5 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $915.0 million. We do have interest rate exposure with respect to the $224.5 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.1 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Change in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 28, 2007 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the next paragraphs, will have a material effect on our financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial position, results of operations or cash flows could be materially and adversely affected.

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942 (“District Court”). On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district court judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us could not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.

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

See also Part I, Item 1 “Financial Statements,” Note 10 “Commitments and Contingencies” of this Form 10-Q for contingencies relating to other legal proceedings and matters including an intellectual property matter.

Item 1A.	Risk Factors

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Many statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more herein, our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United

States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006 and from time to time in our other Securities and Exchange Commission reports (including, without limitation, our Form 10-Q for the quarterly period ended June 29, 2007). Among other portions of this Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the unaudited consolidated financial statements and related notes should be read in conjunction with these risk and other factors we have identified for a full understanding of our operations and financial condition. Readers are cautioned not to place undue reliance on our forward-looking statements. We assume no obligation to update such information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of Restricted Stock Units Award Agreement for Certain U.S. Officers with Change of Control under the 2000 Stock Incentive Plan (1)

10.2	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan dated August 16, 2007 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on August 22, 2007)

10.3	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan dated August 16, 2007 (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on August 22, 2007)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.
(2)	Furnished herewith and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2007	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer

Exhibit No.	Description

10.1	Form of Restricted Stock Units Award Agreement for Certain U.S. Officers with Change of Control under the 2000 Stock Incentive Plan(1)

10.2	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan dated August 16, 2007 (incorporated by reference from Exhibit 10.1 to the Corporation’s Form 8-K filed with the Commission on August 22, 2007)

10.3	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan dated August 16, 2007 (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 8-K filed with the Commission on August 22, 2007)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith.
(2)	Furnished herewith and not filed.