Form 10-K
period 2007-12-31
ON SEMICONDUCTOR CORP
filed 2008-02-12
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,100,426,758 as of June 29, 2007, based on the closing sale price of such stock on the NASDAQ Global Select Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at February 4, 2008 was 292,687,576.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2007 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.    Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” or “our”) are a global supplier of power and data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog and discrete categories used by the World Semiconductor Trade Statistics (“WSTS”) group.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio increased from approximately 28,800 products in 2006 to approximately 29,300 products in 2007, due to new product introductions, and we shipped approximately 32.6 billion units in 2007 as compared to 30.6 billion units in 2006. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

We are organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which include products that are sold in many different end-markets) and manufacturing services. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. Our manufacturing services, in which we manufacture parts for other semiconductor companies, principally in our Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent our view of the business and as such are used to evaluate progress of major initiatives. From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

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
Standard Logic

We have approximately 118 direct customers worldwide, and we also service approximately 289 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlitt-Packard, Samsung, Continental Automotive Systems Siemens, Apple, Dell, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Solectron; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, California, Rhode Island, Texas, Oregon, China, Slovakia, the Czech Republic, Korea, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, China, the Czech Republic, Japan, Malaysia, the Philippines and Slovakia. In the first quarter of 2007, we announced the planned closing of our Arizona manufacturing facilities for cost savings purposes. The wafer manufacturing that takes place at this facility is being transferred to our off-shore, low-cost manufacturing facilities. During the fourth quarter of 2007 we entered into an agreement to sell the wafer fabrication facility and associated land for approximately $16 million, subject to various conditions and certain adjustments. If the sale is completed at the originally contracted price, we expect to record gains totaling approximately $9.8 million. The sale is scheduled to be completed by the end of the first quarter of 2008. We also continue to market additional unused portions of our property at our corporate headquarters in Arizona and plan to use some of the proceeds from the sale to upgrade portions of our corporate headquarters. During the second quarter of 2007 we entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $12.3 million subject to various conditions and certain adjustments. If the sale is completed, at the originally contracted price, we expect to record gains totaling approximately $11.0 million over the next three to four quarters. The remaining unused building is currently being marketed for sale. We will maintain our headquarters offices and remaining manufacturing facilities on the portions of the property that are not for sale.

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

On May 3, 2000, we completed the initial public offering of our common stock. The net proceeds were used to redeem all outstanding preferred stock (including accrued dividends) and redeem or prepay debt. On September 7, 2001, we obtained $100.0 million ($99.2 million, net of issuance costs) through an equity investment by an affiliate of TPG, who became our principal shareholder. In this transaction, we issued 10,000 shares of redeemable cumulative convertible preferred stock. In November 2005, we entered into a Conversion and Termination Agreement with TPG to convert our redeemable convertible preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to TPG. Following the conversion, none of the authorized shares of our preferred stock remained outstanding. (See Note 11, “Redeemable Preferred Stock” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both included elsewhere in this report). As of December 31, 2006, TPG owned approximately 33%, or 95.4 million shares, of our outstanding shares of common stock. During 2007, TPG sold all of its remaining shares of our common stock and ceased being our principal stock holder.

On May 15, 2006, we, through our principal domestic operating subsidiary, SCI LLC, purchased LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. The assets purchased include an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. We hired substantially all of the manufacturing and engineering employees working at the Gresham wafer fabrication facility at the time of purchase. At the closing of the transaction, we also entered into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement. The aggregate purchase price for the acquired assets was $106.5 million, which included $1.5 million in transaction related costs, plus an additional $1.1 million of certain net assets and liabilities that were assumed by SCI LLC when the purchase was finalized on May 15, 2006. The aggregate purchase price was allocated to the assets purchased based on their relative fair values. See Note 6 “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion.

On December 13, 2007, we entered into a merger agreement with AMIS Holdings, Inc., a Delaware corporation (“AMIS”), under which AMIS will become our wholly-owned subsidiary. The merger agreement has been approved by the Boards of Directors of both companies, and is expected to be completed within the first six months of 2008. Consummation of the merger is subject to several closing conditions, including shareholder approval by both companies. At the effective time of the merger, each issued and outstanding share of common stock of AMIS will be converted into the right to receive 1.150 shares of our common stock, which had an estimated value of $894.1 million when the merger was announced on December 13, 2007. Consummation of the merger is subject to several closing conditions.

On December 31, 2007, we purchased from Analog Devices, Inc. and its subsidiaries (“ADI”) certain assets, including property, plant and equipment and intellectual property rights related to ADI’s voltage regulation and thermal monitoring products for its computing applications business (“PTC Business”). As part of the purchase, we offered employment to substantially all of ADI’s employees involved in the PTC Business. We also entered into several ancillary agreements, including a licensing agreement, a one-year manufacturing supply agreement with ADI as the supplier, a transition services agreement, and an escrow agreement covering certain post-closing indemnification obligations of ADI. The total acquisition cost of $148.0 million of cash included $147.0 million paid to ADI for the PTC Business and approximately $1.0 million in legal, accounting and appraisal fees related to the transaction. In addition, the Company entered into a $36.9 million supply agreement for inventory. As a result of the acquisition, we expect that the technical expertise, customer relationships and power management know-how of the PTC Business and its employees will expand our overall computing power management business and accelerate its notebook power management revenue. See Note 6 “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion.

We used cash on hand to repurchase 5,000,000 shares of our common stock during the second quarter of 2007, at a price of $11.05 per share. These shares were acquired for general corporate purposes. Neither these shares, nor shares previously repurchased by us, had been reissued or retired as of December 31, 2007.

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

Since 2003, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $1,159.4 million as of December 31, 2007. We also reduced our interest expense from $151.1 million for the year ended December 31, 2003 to $38.8 million for the year ended December 31, 2007.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9, “Long-Term Debt” and Note 12, “Common Stock, Treasury Stock and Net Income Per Share” of the notes to our audited consolidated financial statements included elsewhere in this report for further details on these financing activities that led to our reduced debt levels and annual interest expense.

Although we have production at several locations, we have initiated process improvements and selective capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidation of manufacturing sites to improve economies of scale;

•	transfer of production to lower cost regions;

•	increase in die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” or 8” wafers and increasing the number of die per square inch;

•	reduction of the number of new product platforms and process flows; and

•	focusing production on profitable product families.

Products and Technology

The following table provides information regarding our primary operating segments:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)

Revenues
2007	$436.9 million	$356.5 million	$178.5 million	$497.9 million
2006	$418.2 million	$347.3 million	$160.5 million	$505.2 million
2005	$376.4 million	$268.1 million	$116.4 million	$495.5 million

Primary product function	Power conditioning and switching in a broad range of applications.	Power management for VCORE, DDR Memeory and chipsets.	System power management and RF EMI filtering for digital portable devices.	Power control, interface and data protection in a broad range of products.

Types of product	Amplifiers, comparators, voltage regulators and references, AC-DC / DC-DC converters, ignition insulated gate bipolar transistors (IGBT’s), high voltage MOS field effect transistors (MOSFET’s).	VCORE controllers, DDR memeory controllers, low and medium voltage MOSFETs	Filters, DC-DC converters, FETs, Op Amps, analog switches, LED drivers.	ESD protection, TVS
Zeners, clock
distribution and PLLs;
MicroIntegration™,
MiniGate ™ logic,
small signal
transistors, zeners,
rectifiers, standard
logic integrated
circuits, bipolar
power transistors,
small signal diodes
and thyristors.

Representative original equipment manufacturers customers and end users	Delphi Delta Emerson LiteOn Microsoft Samsung Siemens Auto Conti-Temic Visteon	Cisco Delphi Delta Hewlett Packard LG Microsoft Motorola Seagate Sony Ericsson	LG Motorola Ningo Bird Samsung Sony Ericsson Seagate Conti-Temic ZTE	Delphi Delta Motorola Seagate Siemens Sony Sony Ericsson Conti-Temic Visteon

(1)	Segment revenues from external customers for the year ended 2006 have been recast to reflect the product alignment that existed at December 31, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Excluded from the table above are manufacturing services revenues of $96.4 million, $100.6 million, and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, which are primarily for foundry services.

Automotive and Power Regulation Group.    The explosion in higher performance consumer and computing devices has fueled energy consumption growth which is driving strong demand for highly efficient power supplies needed to charge and run them. Similarly, the proliferation of electronic subsystems in automobiles (the value of the electronic content now exceeds that of the metal in many cars) has put tremendous stress on the existing 12 volt electrical backbone of automobiles. Power efficiency has become a critical issue as more and more electronic features are added. We are a global supplier of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC-DC converters, AC-DC converters, analog automotive, rectifier, auto power and LDO and voltage regulators. In the automotive space we are a global supplier of power management and protection devices including linear regulators and ignition Insulated Gate Bipolar Transistors (IGBT’s).

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

Standard Products Group.    We serve a broad base of end-user markets, including consumer electronics, computing, wireless communications, automotive electronics, industrial electronics and networking via four major product categories, which include standard diode & transistor products, over-voltage protection products, standard logic products and high frequency products. We supply small signal and power bipolar discrete semiconductors in required building blocks known as diodes and transistors as well as combinations of these functions. Our discrete semiconductor components are used in circuits across every end-segment; with no one segment demanding a large share of our capacity, to provide power switching, conditioning, protection, signal amplification or voltage reference functions. Most of our devices are packaged in industry leading micro packages allowing them to be easily designed into the latest portable consumer devices. As device size shrinks in portable and computing systems, the threat from ESD and power surges increases exponentially. Protection on input/output ports becomes a critical issue for designers both from a point of view of manufacturability and product robustness once it is in the hands of the consumer. We offer a complete line of industry leading ESD and Zener TVS devices that provide a robust energy-absorption-to-footprint ratio. The standard logic products include various legacy families (VHC, LCX, Metal Gate, and HC) as well as a growing family of MiniGateTM (small 1, 2 and 3 gate logic) and voltage translators. System designers require standard logic to provide signal conditioning, isolation and voltage level translation between IC’s and system boards. These new products offer reduced power consumption and system integration solutions in ultra small space saving packages. The clock and data management products are comprised of our PureEdgeTM Phase Locked Loop (PLL) timing functions and high frequency Emitter Coupled Logic (ECL). The PureEdgeTM family includes low phase noise jitter clock synthesizers and clock modules that are targeted at replacing traditional crystal oscillators. We design and deliver application specific integrated circuits using advanced technologies that address the high performance needs of communication and networking switches, high end servers, high performance work stations, storage networks and precision measurement test systems. We enable application specific designs for today’s advanced networks, including Asynchronous Transfer Mode (ATM), Enterprise Networks, Storage Area Networks (SAN) and Internet Protocol (IP) applications.

Customers

We have been doing business with 39 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our original equipment manufacturer customers negotiate pricing terms with us on an annual basis near the end of the calendar year while our other customers, including electronic manufacturer service providers, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end markets: computing, automotive electronics, consumer electronics, industrial electronics, wireless communications and networking. Sales to our largest customers, Avnet, Arrow and Motorola, accounted for approximately 11%, 7% and 4%, respectively, of our revenues during 2007, as compared to 11%, 9% and 7%, respectively, of our revenues during 2006, and 13%, 9% and 10%, respectively, of our revenues during 2005.

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

End Market for Our Products

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-user market during 2007, sample applications for our products and representative original equipment manufacturer customers and end users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking
Approximate percentage of our 2007 revenues	24%	22%	17%	12%	18%	7%
Sample applications	• Computer monitors	• DVD players, cable decoders, set-top boxes and satellite receivers	• 4 wheel drive controllers	• Industrial automation and control systems	• Cellular phones (analog and digital)	• Routers and switches
	• Disk drives	• Home security systems	• Airbags	• Lamp ballasts (power systems for fluorescent lights)	• Pagers	• Fiber optic networking
	• PC motherboards	• Photocopiers	• Antilock braking systems	• Large household appliances	• Wireless modems and wireless local area networks	• Cellular base stations and infrastructure
	• Notebook power supplies	• Scanners	• Automatic door locks and windows	• Electric motor controllers		• Ethernet cards and other network controllers
		• Small household appliances	• Automatic transmissions	• Power supplies for manufacturing equipment		• High speed modems (cable, xDSL and ISDN)
		• Smartcards	• Automotive entertainment systems	• Surge protectors		• PBX telephone systems
		•TVs, VCRs and other audio-visual equipment	•Engine management and ignition systems	•Thermostats for industrial and consumer applications		•Network controllers
		•Power supplies for consumer electronics	•Fuel injection systems	•Automatic test equipment
•GPS and other navigation systems
•LIN/CAN multiplexing

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking
Representative original equipment manufacturer customers and end users
	•Delta	•Beko	•Bosch	•Artesyn	•Lenovo	•Alcatel
	•Emerson	•LG	•Conti-Temic	•Bosch	•LG	•Corning
	•Foxconn	•Motorola	•Delphi	•Delta	•Motorola	•Delta
	•LG	•S.A.G.E.M.	•JCI	•Honeywell	•Ningbo	•ECI Telecom
	•Lite-ON	•Samsung	•Lear	•Philips	•Samsung	•Ericsson
	•Magnetek	•Scientific Atlanta	•Magnetti	•Siemens	•Sony-Ericsson	•LG
	•Mitek	•Sony	•Siemens VDO	•Sony	•Uniquest	•Nokia
	•Samsung	•TRW	•TRW	•Tyco	•V. Tech	•Peavey
	•Schneider	•V. Tech	•Visteon	•Verifone	•ZTE	•Samsung
	•Seagate	•Vestel	•Vishay	•YST		•Siemens

Original Equipment Manufacturers.    Direct sales to original equipment manufacturers accounted for approximately 39% of our revenues in 2007, 38% of our revenues in 2006, and 41% of our revenues in 2005. These customers include a variety of companies in the electronics industry such as Motorola, Delta, Hewlitt-Packard, Samsung, Continental Automotive Systems, Siemens, Apple, Dell, Nokia, Intel, and Sony, and in the automotive industry include DaimlerChrysler, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

Distributors.    Sales to distributors accounted for approximately 50% of our revenues in 2007 and 48% of our revenues in each of 2006 and 2005. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to our inability to reasonably estimate up front the effect of the returns and allowances with these distributors, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers.    Direct sales to electronic manufacturing service providers accounted for approximately 10% of our revenues in 2007, 14% of our revenues in 2006, and 11% of our revenues in 2005. Our largest electronic manufacturing service customers are Flextronics, Jabil and Solectron. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

See Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for revenues by geographic locations.

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

We operate an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd, is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 81% of Leshan’s production capacity in 2007 and 85% in both 2006 and 2005 and are currently committed to purchase approximately 75% of Leshan’s expected production capacity in 2008. In 2007 and 2006, we did not incur any underutilization charges. In 2005, we incurred $0.2 million in underutilization charges. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

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

In 2006, we acquired an additional interest in our investment in Leshan for $9.2 million, for which the incremental interest in the underlying net tangible and identifiable intangible assets had an estimated fair value of $5.4 million resulting in $3.8 million of goodwill.

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including AIT, ASE, KEC, MagnaChip, Phenitec and PSI, accounted for approximately 22%, 24% and 25% of our manufacturing costs in 2007, 2006 and 2005, respectively.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our table showing commitments, contingencies and indemnities in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Sales, Marketing and Distribution

As of December 31, 2007, our global sales and marketing organization consisted of approximately 364 professionals operating out of approximately 30 offices which serve customers in 38 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. Since 2004, our cost structure related to freight, shipping and logistical services has been improved as a result of our newest global distribution centers in the Philippines and Shanghai, China, which also resulted in improved domestic shipping and customs clearance operations. We continue to monitor our freight and logistical support operations for potential cost savings.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed to us, as the case may be, certain intellectual property to support and continue the operation of our business. As of January 15, 2008, we had approximately 632 U.S. and foreign patents and approximately 751 patent applications pending worldwide. Our patents have expiration dates ranging from 2008 to 2026. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 240 registered and common law trademarks. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

As part of the recapitalization, Motorola assigned to us approximately 295 U.S. patents and patent applications, approximately 292 foreign patents and patent applications, rights to over 50 trademarks (not including the Motorola name) previously used in connection with our products, rights in know-how relating to at least 39 semiconductor fabrication processes and rights in specified copyrightable materials. In addition, Motorola licensed on a nonexclusive, royalty-free basis other patent, trademark, copyright and know-how rights used in connection with our then existing products and products contemplated in our long-range plans. We have perpetual, royalty-free, worldwide rights under Motorola’s patent portfolio and other intellectual property, existing as of the date of our recapitalization or created in the five years thereafter (the five-year period existing only with respect to patents), as necessary to manufacture, market and sell our then existing and long range plan product lines. Additionally, Motorola provided us with a limited indemnity umbrella to protect us from certain infringement claims by third parties who had granted Motorola licenses as of the date of our recapitalization, which assisted us in developing our own patent position and licensing program. Through these arrangements, we have the right to use a significant amount of Motorola-owned technology used in connection with the products we currently offer.

Seasonality

Our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end markets. In 2005, 2006 and 2007, this pattern has shifted to more of a seasonally soft first half with a stronger second half as our products have increasingly become more consumer driven.

Backlog

Our trade sales are made primarily pursuant to standard purchase orders or customer agreements that are booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. During 2007, our backlog at the beginning of each quarter represented between 80% and 86% of actual revenues during such quarter. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, application-specific integrated circuits and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. (See Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Other Aspects of Our Business — elsewhere in this report.)

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

Computing Products

The principal methods of competition in this group are technical performance, total cost of solution ownership, quality and assurance of supply. Our dual-edge architecture for our microprocessor and DDR memory controllers offers a competitive cost-of-ownership and performance position to compete with incumbent suppliers. In addition, the breadth of our portfolio in other support functions DC-DC converters, over voltage protection FETs and analog give us the opportunity to serve multiple requirements and allow customers to control their vendor lists more easily. Our significant competitors in this market include Intersil, International Rectifier, Fairchild, and Infineon. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions.

Digital and Consumer Products

The principal methods of competition in this group are new product innovation, especially in packaging, technical performance, price, quality and assurance of supply. Our competitive strengths in this group are our ability to put RF and EMI filters and FETs products in ever smaller packages without significantly degrading performance. Our significant competitors in this market include National, Maxim, Fairchild, Infineon, International Rectifier, Philips, ST Microelectronics and Vishay. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions.

Standard Products

Our competitive strength in this area is the breadth of our portfolio, our low cost structure, high quality and our supply chain management which ensures supply to key customers. The principal methods of competition in this group are new product innovation and constantly introducing new packages and performance spins on existing products. Of particular importance are our over voltage protection portfolios (ESD Protection, TVS

Zeners) and our clock management and distribution portfolios where we enjoy significant performance advantages over our competition. Our significant competitors in this market include Fairchild, Diodes, NXP, International Rectifier, Vishay, Micrel, IDT/ICS, ST Microelectronics, Texas Instruments and Semtech.

Research and Development

Company-sponsored research and development costs in 2007, 2006 and 2005 were $133.0 million (8.5% of revenue), $101.2 million (6.6% of revenue) and $93.7 million (7.4% of revenues), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. During 2007, research and development spend increased due to the porting of existing products, development of new products and expansion of our digital production capabilities in our Gresham fab. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal to maximize our investment in research and development and to position us for continued growth. As such, we often invest opportunistically to refresh existing products in our commodity analog, standard component, MOS power and clock and data management products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

Our manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our 1999 recapitalization, Motorola has retained responsibility for this contamination and has agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter. During the fourth quarter 2007, we entered into an agreement to sell the wafer fabrication facility and associated land at our Phoenix site. The sale is scheduled to be completed by the end of the first quarter of 2008. During the second quarter of 2007 we entered into an agreement to sell three parcels of land at our Phoenix site totaling approximately 22 acres. These sales are expected to be finalized by the end of 2008. Additionally, one of our unused buildings at our Phoenix site is currently being marketed for sale.

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

Employees

As of December 31, 2007, we had approximately 11,658 employees worldwide. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as workers councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law. Of the total number of our employees as of December 31, 2007, approximately 10,113 were engaged in manufacturing and information services, approximately 616 were engaged in our sales and marketing organization which includes customer service, approximately 356 were engaged in administration and approximately 573 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 7, 2008 is set forth below.

Name	Age	Position
Keith D. Jackson	52	President, Chief Executive Officer and Director*
Donald A. Colvin	54	Executive Vice President, Chief Financial Officer and Treasurer*
William George, PhD	65	Executive Vice President*
Robert Charles Mahoney	58	Executive Vice President, Sales and Marketing*
William John Nelson, PhD	53	Executive Vice President and Chief Operations Officer*
George H. Cave	50	Senior Vice President, General Counsel, Chief Compliance & Ethics Officer and Secretary*
William M. Hall	52	Senior Vice President and General Manager, Standard Products Group*
William A. Schromm	49	Senior Vice President and General Manager, Computing Products Group*
Michael A. Williams	41	Senior Vice President and General Manager, Automotive and Power Regulation Group*

*	Executive Officers of both ON Semiconductor Corporation (“ON Semiconductor”) and SCI LLC.

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

Donald A. Colvin.    Mr. Colvin joined ON Semiconductor and SCI LLC as the Senior Financial Director in March 2003. Effective April 2, 2003, he became the Senior Vice President, Chief Financial Officer and Treasurer. In May 2006, he became an Executive Vice President. He came from Atmel Corporation, a manufacturer of advanced semiconductors, where he served as Vice President Finance and Chief Financial Officer, beginning in 1998. Mr. Colvin served as Chief Financial Officer of a subsidiary of Atmel from 1995 to

1998. From 1985 to 1995, he held various positions with European Silicon Structures, most recently as Chief Financial Officer. He held various financial positions with Motorola Semiconductors Europe from 1977 to 1985. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland. From May 2007 to the present, Mr. Colvin has served as a member of the Board of Directors of Applied Micro Circuits Corporation.

William George, PhD.    Dr. George has served as Executive Vice President, effective as of May 2007, and previously as Executive Vice President of Operations beginning in May 2006 and Senior Vice President of Operations for ON Semiconductor and SCI LLC since August 1999. He served as Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Components Group from June 1997 until he assumed his current position. Prior to that time, Dr. George held several executive and management positions at Motorola, including Corporate Vice President and Director of Manufacturing of Motorola’s Semiconductor Products Sector. From 1991 to 1994, he served as Executive Vice President and Chief Operating Officer of Sematech, a consortium of leading semiconductor companies. He joined Motorola in 1968. From August 2006 to the present, Dr. George has served as a member of the Manufacturing Advisory Board of Cypress Semiconductor Corporation. From October 2005 to the present, Dr. George served on the Board of Directors of Silicon Image, Inc. From August 2005 to the present, Dr. George has also served on the Board of Directors of Ramtron International Corporation. From October 2003 until December 2004, Dr. George served as a Director of the Supervisory Board of Metron Technology N.V.

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

William John Nelson, PhD.    Dr. Nelson joined the company in May 2007 and serves as Executive Vice President and Chief Operations Officer of ON Semiconductor and SCI LLC. Dr. Nelson has more than 25 years of experience in the semiconductor industry. Prior to joining ON Semiconductor, Dr. Nelson was CEO of 1st Silicon, where he was responsible for day-to-day operations including, worldwide manufacturing, sales, marketing and product development. From 1990 to 2002, Dr. Nelson served in several executive positions with General Instrument/General Semiconductor, including Chief Operations Officer and president of the company’s Asia-Pacific operation. Dr. Nelson’s industry experience also includes key positions at General Instrument, Unitrode, Fairchild Semiconductor and Analog Devices. Dr. Nelson earned both a Bachelor of Science degree with honors and a PhD in physics from the University of Ulster, Northern Ireland.

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

William A. Schromm.    Mr. Schromm has been with the company since August 1999 and as of May 2006, serves as Senior Vice President and General Manager, Computing Products Group for ON Semiconductor and SCI LLC. In March 2007, he was given responsibility for the Digital and Consumer Products Group as well. Mr. Schromm has over 26 years of semiconductor industry experience. During his tenure with the company he has held various positions. From December 2005 through May 2006, he served as the Vice President and General Manager of the High Performance Analog Division and also led the Analog Products Group beginning in December 2005 until May 2006. Beginning in January 2003 he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999.

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

Geographical Information

For certain geographic operating information, see Note 20, “Segment Information” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case, as included elsewhere in this report. For information regarding other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Other Aspects of Our Business” elsewhere in this report.

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

Item 1A.    Risk Factors

Trends, Risks and Uncertainties

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below, our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, (including the recently completed purchase of the PTC Business from ADI and the pending merger transaction with AMIS) risks associated with our substantial leverage and restrictive covenants in our debt agreements, the risk that we will have difficulty repaying or refinancing AMIS’s outstanding debt prior to or concurrent with the completion of the merger transaction, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

Trends, Risks and Uncertainties Related to the Potential Merger and Reorganization of AMIS with and into Orange Acquisition Corporation, Inc., a wholly owned subsidiary of the Company (“Merger Sub”)

The issuance of shares of our common stock to AMIS stockholders in the potential merger will substantially dilute the interest held by our stockholders prior to the merger.

As soon as practicable, a special meeting of our stockholders will be held to vote on the merger between AMIS and us, as well as other items further elaborated on in Amendment No. 1 to the Form S-4 filed with the SEC on February 8, 2008. If the merger is completed, we will issue up to approximately 102.8 million shares of our common stock in the merger. Based on the number of shares AMIS common stock outstanding and our common stock outstanding on the respective record dates, AMIS stockholders will own in the aggregate, approximately 26% of the shares of our common stock outstanding immediately after the merger on a fully diluted basis. The issuance of shares of our common stock to AMIS stockholders in the merger and to holders of assumed options and restricted stock unit awards to acquire shares of AMIS common stock will cause a significant reduction in the relative percentage interest of our current stockholders in earnings, voting, liquidation value and book and market value.

The uncertainty about the completion of the merger and the diversion of management could harm us, whether or not the merger is completed.

In response to the announcement of the potential merger with AMIS, our existing or prospective customers may delay or defer their purchasing or other decisions, or they may seek to change their existing business relationship. In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with us, and we could lose key employees as a result. In addition to retention, these uncertainties may also impair our ability to recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

Failure to complete the merger could adversely affect our stock price, future business, and financial results.

Completion of the merger is conditioned upon, among other things, the receipt of certain antitrust approvals under the laws of certain foreign jurisdictions, and approval of our stockholders and of AMIS’s stockholders. There is no assurance that we will receive all of the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger could prevent us from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of our common stock.

The ability to complete the merger with AMIS is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause us to abandon the merger.

In deciding whether to grant antitrust and competition approvals, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdictions. The terms and conditions of the approvals that are granted, if accepted, may impose requirements, limitations or costs or place restrictions on the conduct of our business following the merger.

We cannot provide any assurance that we will obtain the necessary approvals or that any other conditions, terms, obligations or restrictions sought to be imposed, and if accepted, would not have a material adverse effect on us following the merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. For additional information, see Note 4 “Pending Acquisition” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion.

The anticipated benefits of the merger with AMIS, including anticipated costs savings, may not be realized fully or at all or may take longer to realize than expected.

The merger involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. Due to legal restrictions, we are able to conduct only limited planning regarding the integration of AMIS with us prior to completion of the merger. We will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect our business, financial results, financial condition and stock price following the merger.

We estimate that approximately $50 million in pre-tax savings in 2009 may be achieved through the integration of AMIS into our business and rationalization of our combined infrastructure with AMIS. As with any estimate, it is possible that the estimates of the potential cost savings could turn out to be incorrect. Moreover, even if we were able to integrate AMIS’s business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our combined business with AMIS. If we were able to agree to these requirements, limitations, costs, divestitures or restrictions with AMIS and the regulatory agencies, then our ability to realize the anticipated benefits of the merger may be impaired.

We will incur significant transaction and merger-related costs in connection with the merger with AMIS.

We expect to incur significant costs associated with completing the merger and combining the operations AMI with our business. The exact magnitude of these costs is not yet known. In addition, there may be unanticipated costs associated with the integration. Although we expect that the elimination of duplicative costs and other efficiencies may offset incremental transaction and merger-related costs over time, these benefits may not be achieved in the near term, or at all.

Resales of shares of our common stock following the merger with AMIS, additional obligations to issue shares of our common stock and repurchases of our common stock may cause the market price of our common stock to fluctuate.

As of February 4, 2008, we had approximately 292,687,576 million shares of common stock outstanding and approximately 23,239,411 million shares of common stock subject to outstanding options and other rights to purchase or acquire its shares. We currently expect that we will issue approximately 102.8 million shares of our common stock in connection with the merger. The issuance of these new shares of our common stock and the sale of additional shares of our common stock that may become eligible for sale in the public market from time to time upon exercise of options (including a substantial number of our options that will replace existing AMIS options) and other equity-linked securities could have the effect of depressing the market price for shares of our common stock.

In connection with the announcement of the merger agreement and the merger with AMIS, we also announced that we have increased the number of shares of our common stock authorized for repurchase under our share repurchase program from 30 million shares to 50 million shares. Any repurchases could have the effect of raising or maintaining the market price of our common stock above levels that would have otherwise prevailed or preventing or slowing a decline in the market price of our common stock.

See later in this report (1) “Risk Factors—Trends, Risks and Uncertainties Related to Other Aspects of Our Business” for risks associated with a purported stockholder class action lawsuit against AMIS and others in connection with the proposed merger between AMIS and us, and (2) “Risk Factors—Trends, Risks and Uncertainties Relating to Our Indebtedness” for risks associated with the repayment or refinancing of AMIS’s debt concurrent with the completion of the proposed merger between AMIS and us.

Trends, Risks and Uncertainties Related to Other Aspects of Our Business

We have experienced declines in revenues and operating losses, and we may experience additional declines in revenues and operating losses in the future.

At times our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and operating losses. Although, recently, we have experienced some strength in our results over the course of the past couple fiscal years, reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business, and we may experience declines in revenue and operating losses in the future. In order to remain profitable, we must continue to successfully implement our business plan, including our cost reduction initiatives. We also currently face an environment of uncertain demand and pricing pressure in the markets our products address. We cannot assure you that we will be able to sustain our recent profitability.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In some ways, we have experienced these conditions in our business in the past and may experience such downturns in the future. We can not accurately predict the timing of future downturns in the semiconductor industry and how severe and prolonged these downturns might be. Future downturns in the semiconductor industry, or any failure of the industry to fully recover from downturns, could seriously impact our revenues and harm our business, financial condition and results of operations.

We may experience difficulties in operating the Gresham manufacturing facility, including the inability to utilize this additional capacity in a cost-efficient manner and to successfully develop new products which can be manufactured in this facility.

On May 15, 2006, we acquired the Gresham, Oregon wafer fabrication facility and hired substantially all of the manufacturing and engineering employees working at the Gresham facility. Our ability to achieve the benefits we anticipated from the acquisition of the Gresham manufacturing facility depend in large part upon whether we are able to operate this facility in an efficient and cost-effective manner. If we are unable to operate this facility successfully, we may be unable to realize the cost savings, revenue growth, gross margin improvement, earnings growth and other anticipated benefits we expected to achieve as a result of the acquisition and our business and results of operations could be materially adversely affected.

In connection with the acquisition of the Gresham manufacturing facility, we entered into a supply contract with LSI, the previous owner of the facility, which is due to expire on May 14, 2012. At the end of 2008, LSI will no longer have any obligation to purchase a minimum commitment under this supply contract, and their purchases may decrease significantly. Thereafter, our ability to generate operating profits in the Gresham manufacturing facility will likely depend upon our successful development of new products that can be produced using the technology of the Gresham manufacturing facility, as well as our ability to transfer existing products to the Gresham manufacturing facility. Failure to successfully develop or integrate new products into the Gresham manufacturing facility or to successfully market those new products could result in a loss of market share in the industry or a lost opportunity to capitalize on emerging markets, and ultimately could have an adverse impact on our business and operating results.

Our gross profit is dependent on a number of factors, including our level of capacity utilization.

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits. As a percentage of total revenues, gross profit was 37.7% for 2007, compared to 38.5% for 2006, and 33.2% for 2005. Gross profit improved in 2006 and 2005 as a result of increased sales volume and/or cost savings from our profitability enhancement programs. The lower gross profit rate in 2007 is attributable to lower manufacturing services revenue in 2007 and a full year of operating expenses. Increased competition and other factors may lead to price erosion, lower revenues and lower margins for us in the future.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions could adversely affect our business.

From time to time, we have implemented various cost reduction initiatives in response to, among other things, significant downturns in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. We recorded net restructuring charges of $3.0 million in 2007, ($6.9) million in 2006, and $3.3 million in 2005 to cover costs associated with our cost reduction initiatives over the past three years. These costs were primarily comprised of employee separation costs and asset impairments as well as gains on the sale of assets and insurance recoveries. On January 31, 2008, we announced that we intend to accelerate our stand-alone cost reduction programs including a continued focus on the consolidation of our manufacturing operations. Over the course of the next 12 to 18 months or so, we have identified a total of over $40 million in annualized savings through actions that we have already taken and actions we expect to take. The rate of these savings is expected to increase over that period to greater than $10 million per quarter. However, we cannot assure you that these cost reduction initiatives will be successfully implemented, or will sufficiently help us sustain our profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable factors that could adversely impact our profitability and business.

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

Our sales are typically made pursuant to individual purchase orders or customer agreements and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to original equipment manufacturers indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. Furthermore, short customer lead times are standard in the industry due to overcapacity. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

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

The semiconductor components industry has also been undergoing significant restructuring and consolidations that could adversely affect our competitiveness. Many of our competitors, particularly larger competitors resulting from consolidations, may have certain advantages over us, including substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories and presence in key markets; patent protection; and greater name recognition.

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

Ultimately, we may be required to increase our future capital expenditures to meet our operational needs in, among other areas, manufacturing, information technology and equipment. We cannot assure you that we will have sufficient capital resources to make necessary investments in these or other areas. In addition, our principal credit agreement limits the amount of our capital expenditures which may restrict our ability to make expenditures we feel are necessary to be operationally successful.

If we were to lose one of our large customers our revenues and profitability could be adversely affected.

Product sales to our ten largest customers have traditionally accounted for a significant amount of our business. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects.

The loss of our sources of raw materials or manufacturing services, or increases in the prices of such goods or services, could adversely affect our operations and productivity.

Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of our raw materials increase significantly or their quality deteriorates. Our manufacturing processes rely on many raw materials, including polysilicon, silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Generally, our agreements with suppliers impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that our current supplies of raw materials are adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

In addition, for some of our products, we are dependent upon a limited number of highly specialized suppliers for required components and materials. The number of qualified alternative suppliers for these kinds of technologies is extremely limited. We cannot assure you that we will not lose our suppliers for these key technologies or that our suppliers will be able to meet performance and quality specifications or delivery schedules. Disruption or termination of our limited supply sources for these components and materials could delay our shipments of products utilizing these technologies and damage relationships with current and prospective customers.

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship. Our operations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect.

We may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses, incurring additional debt, assuming contingent liabilities or diluting our existing stockholders.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. Among other concerns, successful acquisitions and alliances are subject to the following risks and uncertainties: (1) the difficulty of integrating, aligning and coordinating organization, which will likely be geographically separated and involve separate technologies and corporate cultures; (2) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) the potential loss of key employees of the acquired businesses; (5) the risk of diverting the attention of senior management and other key employees from our day-to-day operations and key research and development, marketing or sales efforts; (6) the risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) future impairments of goodwill of an acquired business. In addition, key employees of acquired businesses may receive substantial value in connection with a transaction in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights.

In addition, we may also issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results.

Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.

A significant amount of our total revenue is derived from the Asia/Pacific region and Europe (including the Middle East), respectively. We maintain significant operations in Seremban, Malaysia; Carmona, the Philippines; Aizu, Japan; Leshan, China; Roznov, the Czech Republic; and Piestany, the Slovak Republic. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

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

Our success depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and financial personnel. The market for personnel with such qualifications is highly competitive. For example, analog component designers are difficult to attract and retain, and the failure to attract and retain analog component designers could compromise our ability to keep pace with our competitors in the market for analog components. We have not entered into employment agreements with all of our key personnel. As employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting over time. We have also issued restricted stock units with time-based vesting. Our stock price at times has declined substantially, reducing the effectiveness of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

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

•	the license rights granted by Motorola in connection with our recapitalization will provide competitive advantages to us;

•	the license rights granted by ADI in connection with the PTC Business will provide competitive advantage to us;

•	the license rights granted by LSI in connection with our acquisition of its Gresham, Oregon semiconductor manufacturing facility will provide competitive advantage to us;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

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

We are subject to litigation risks, including securities class action litigation, which may be costly to defend and the outcome of which is uncertain.

All industries, including the semiconductor industry, are subject to legal claims, with and without merit, including securities class action litigation that may be particularly costly and which may divert the attention of our management and our resources in general. We are involved in a variety of legal matters, most of which we consider routine matters that arise in the normal course of business. These routine matters typically fall into broad categories such as those involving suppliers and customers, employment and labor, and intellectual property. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, results of operations or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

As mentioned above, from time to time, we have been, or may in the future be, involved in securities litigation. We can provide no assurance as to the outcome of any securities litigation matter in which we are party. These types of matters are costly to defend and even if resolved in our favor, could have a material adverse effect on our business, financial condition, results of operations and cash flow. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of securities litigation could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities litigation will not be filed against us in the future. See Part I, Item 3, “Legal Proceedings” of this report for more information on our legal proceedings, including our pending securities class action litigation.

In addition to our own litigation matters, on December 27, 2007, a purported stockholder class action lawsuit was filed in Bannock County, Idaho District Court against AMIS, its directors, and two of AMIS’s largest stockholders alleging that the defendants breached their fiduciary duties to AMIS’s stockholders in connection with the proposed merger between AMIS and us. While AMIS believes that this lawsuit is without merit and intends to defend against it vigorously, this litigation may have a material adverse effect on the potential merger or on our financial condition if it continues past the consummation of the merger. For additional information regarding this AMIS lawsuit, see the section entitled “The Merger—Litigation Relating to the Merger” in our Amendment No. 1 to the Form S-4 filed with the SEC on February 8, 2008.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards, including Section 404 of the Sarbanes-Oxley Act.

Like most publicly-traded companies, we incur significant cost and spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under Section 404 of the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. We have completed this Section 404 process for fiscal 2007, and have concluded that our internal control over financial reporting was effective as of December 31, 2007. However, we have not been able to ascertain the impact that the merger with AMIS will have in the future on our ability to maintain internal control over financial reporting. AMIS reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007 that its disclosure controls and procedures were not effective as of September 29, 2007 as a result of a material weakness in its internal control over financial reporting. See AMIS’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007 for more information on this material weakness. We have not assessed the impact that AMIS’s material weakness will have on our disclosure controls and procedures or internal control over financial reporting, and will not be able to adequately do so until after the proposed merger is completed. There can be no assurance that the combined company or its independent registered public accounting firm will not identify a material weakness in the combined company’s internal controls in the future. If internal controls over financial reporting are not considered adequate, the combined company may experience a loss of public confidence, which could have a material adverse effect on its business and stock price.

See Part II, Item 9A “Controls and Procedures” of this report for information on disclosure controls and procedures and internal controls over financial reporting.

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

•

changes in environmental or health and safety laws or regulations; the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions.

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

We are highly leveraged and have substantial debt service obligations. In addition, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

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

We may incur more debt and may require additional capital in the future to service this new debt, which could exacerbate the risks described above.

We (and our subsidiaries) may be able to incur substantial additional indebtedness in the future. The agreements relating to our outstanding indebtedness currently restrict us from incurring additional indebtedness, but do not fully prohibit our subsidiaries from doing so. While we expect to have sufficient cash and cash equivalents for the next 12 months, if we incur additional debt, the related risks that we now face could intensify and it is possible that we may need to raise additional capital to service this new debt and to fund our future activities. Moreover, some of the debt we may incur may be secured by the same collateral securing certain of our existing indebtedness. Ultimately, we may not be able to obtain additional funding on favorable terms, or at all, and we may need to curtail our operations significantly, reduce planned capital expenditures and research and development, or be forced to obtain funds through arrangements that management did not anticipate, including disposing of our assets and relinquishing rights to certain technologies or other activities that may impair our ability to remain competitive.

In addition, if the proposed merger with AMIS is completed, we will be required to repay or refinance all of AMIS’s outstanding debt concurrent with completion of the merger. As of September 29, 2007, the aggregate principal amount of AMIS’s outstanding debt was approximately $277.5 million. We expect to refinance all or a portion of AMIS’s outstanding debt with a combination of cash on hand and proceeds from one or multiple financing transactions, including pursuant to the accordion feature of our existing senior bank credit facility, factoring arrangements, sale/leaseback transactions and additional debt financing, which we are currently exploring but for which we do not have contractual commitments. Although the total dollar amount of this refinancing could be significant, we do not believe that it will impair the ability of our combined businesses to maintain sufficient working capital. We believe that we will be able to successfully complete the repayment or refinancing of AMIS’s outstanding debt, although due to prevailing market conditions, such financing may not be available on terms favorable to us.

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

Further, if the merger with AMIS fails to be completed our stock price may also be adversely affected. See “Failure to complete the merger could adversely affect our stock prices and our future business and financial results” risk factor above.

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

The trading price of our common stock since our initial public offering has had a significant variance and we can not accurately predict every potential risk that may materially and adversely affect our stock price.

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

Item 1B.    Unresolved Staff Comments

To our knowledge, we have no unresolved staff comments which would require disclosure under this item.

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

As part of our 1999 recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting to us options to purchase or to lease the subsurface rights of the land. In 2005, we announced plans to sell unused portions of the Phoenix, Arizona location. In October 2006, we sold a portion of the Phoenix, Arizona site that included an unused warehouse and unused parking lot. During the fourth quarter of 2007, we entered into an agreement to sell the wafer fabrication facility and associated land at our Phoenix site. The sale is scheduled to be completed by the end of the first quarter of 2008. During the second quarter of 2007 we entered into an agreement to sell three parcels of land at our Phoenix site totaling approximately 22 acres. These sales are expected to be finalized by the end of 2008. Additionally, one of our unused buildings at our Phoenix site is currently being marketed for sale. The remainder of the Phoenix site will continue as our corporate headquarters as well as manufacturing, design center and research and development facility.

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

See Part I, Item 1 “Manufacturing Operations” included elsewhere in this report for further details on our properties.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us could not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court.

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

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases. The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases. Those motions to dismiss are not yet fully briefed and remain pending.

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

See also Part IV, Item 15 “Exhibits and Financial Statement Schedules,” Note 17 ”Commitments and Contingencies” of the notes to the consolidated audited financial statements of this Form 10-K for contingencies relating to other legal proceedings and other matters including an intellectual property matter.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market and is traded under the symbol “ONNN” on the Nasdaq National Market. The following table sets forth the high and low closing sale prices for our common stock for the fiscal periods indicated as reported by the Nasdaq Global Select Market.

Range of Sales Price

	High	Low
2007
First Quarter	$10.76	$7.50
Second Quarter	$11.35	$8.81
Third Quarter	$12.85	$10.57
Fourth Quarter	$12.99	$8.11

2006
First Quarter	$7.56	$5.77
Second Quarter	$7.45	$5.41
Third Quarter	$6.48	$5.18
Fourth Quarter	$7.82	$5.80

As of February 4, 2008, there were approximately 216 holders of record of our common stock and 292,687,576 shares of common stock outstanding.

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

Equity Compensation Plan Table

Information concerning equity compensation plans is included in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” found elsewhere in this report.

Issuer Purchases of Equity Securities

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

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year ended December 31,
	2007 (6)	2006 (6)	2005	2004	2003
	(in millions, except per share data)
Statement of Operations data:
Revenues	$1,566.2	$1,531.8	$1,260.6	$1,266.9	$1,069.1
Restructuring, asset impairments and other, net (1)	3.0	(6.9)	3.3	19.6	61.2
Loss on debt prepayment (2)	(0.1)	(1.3)	—	(159.7)	(7.7)
Income (loss) before cumulative effect of accounting change	242.2	272.1	103.5	(123.7)	(145.2)
Cumulative effect of accounting change (3)	—	—	(2.9)	—	(21.5)
Net income (loss)	242.2	272.1	100.6	(123.7)	(166.7)
Diluted earnings (loss) per common share before cumulative effect of accounting change (4)	$0.80	$0.80	$0.22	$(0.55)	$(0.83)
Diluted earnings (loss) per common share (4)	$0.80	$0.80	$0.21	$(0.55)	$(0.94)

	December 31,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet data:
Total assets	$1,637.6	$1,416.5	$1,148.5	$1,110.1	$1,164.5
Long-term debt, less current portion	1,128.6	1,148.1	993.1	1,131.8	1,291.5
Redeemable preferred stock (5)	—	—	—	131.1	119.7
Stockholders’ equity (deficit)	15.9	(225.4)	(300.3)	(537.8)	(644.6)

(1)	Restructuring, asset impairments and other, net include employee severance and other exit costs associated with our worldwide profitability enhancement programs, asset impairments, executive severance costs, a $5.7 million gain in 2006 associated with insurance proceeds received to replace damaged equipment in ON’s Gresham, Oregon wafer fabrication facility, a $4.5 million gain in 2006 on the sale of a building at our corporate headquarters in Phoenix, Arizona and a manufacturing facility at our East Greenwich, Rhode Island location and a $4.6 million gain in 2003 associated with the sale of our Guadalajara property.

(2)	The $0.1 loss on debt prepayment in 2007 was due to the prepayment of $23.9 million of our senior bank facilities prior to maturity. The $1.3 million loss on debt prepayment in 2006 was due to the prepayment of $374.1 million on our senior bank facilities prior to maturity. In 2004, this charge included $114.0 million in redemption premiums, consent fees, incentive fees, dealer manager fees and certain third party costs and $45.7 million in capitalized closing costs and unamortized debt discounts that were written off associated with our various refinancing activities. In 2003, the charge represents the write-off of capitalized debt issuance costs and certain third party expenses in connection with the prepayment of a portion of our senior bank facilities.

(3)	During the second quarter of 2003, we changed our method of accounting for net unrecognized actuarial gains or losses relating to our defined benefit pension obligations. Historically, we amortized our net unrecognized actuarial gains or losses over the average remaining service lives of active plan participants, to the extent that such net gains or losses exceeded the greater of 10% of the related projected benefit obligation or plan assets. Effective January 1, 2003, we no longer defer actuarial gains or losses and will recognize such gains and losses during the fourth quarter of each year, which is the period in which our annual pension plan actuarial valuations are prepared.

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

(4)	Diluted net income per common share for the years ended December 31, 2005, 2004 and 2003 are calculated by deducting: dividends on our redeemable preferred stock of $9.2 million, $9.9 million, $9.2 million and $8.5 million, respectively; the accretion of the increase in redemption value of our redeemable preferred stock of $(1.0) million in 2005, $1.5 million in 2004 and $0.5 million in 2003; the dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million in 2005; the allocation of undistributed earnings to preferred shareholders of $9.7 million in 2005; and the accretion of the beneficial conversion feature on redeemable preferred stock of $13.1 million in 2001 from net income (loss) for such periods and then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods. On November 10, 2005, we entered into a Conversion and Termination Agreement with an affiliate of TPG to convert its preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to such affiliate of TPG. Following the conversion, none of the authorized shares of preferred stock remained outstanding.

(5)	The redeemable preferred stock outstanding at December 31, 2004 and 2003 was issued to an affiliate of TPG in September 2001. As described above, on November 10, 2005, we entered into a Conversion and Termination Agreement with TPG to convert the preferred stock into shares of our common stock. As of December 31, 2006 and 2005, there were no shares of redeemable preferred stock outstanding.

(6)	In 2006, we adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. As a result of the adoption of SFAS No. 123R, our results of operations include $16.5 million and $10.2 million of stock compensation expense during the years ended December 31, 2007 and December 31, 2006, respectively.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

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

Industry Overview

Worldwide semiconductor industry sales were $255.6 billion in 2007, an increase of 3.2% from $247.7 billion in 2006. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market since 2003:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percent Change	Total Addressable Market Sales (1) (2)	Percent Change
	(in billions)		(in billions)
2007	$255.6	3.2%	$33.1	7.8%
2006	$247.7	8.9%	$30.7	15.8%
2005	$227.5	6.8%	$26.5	0.0%
2004	$213.0	28.0%	$26.5	14.2%
2003	$166.4	18.3%	$23.2	14.4%

(1)	Based on shipment information published by WSTS, an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies and Estimates — Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, RF and microwave power transistors/modules, RF and microwave diodes, RF and microwave SS transistors, power FET modules, IGBT modules and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); and (c) standard logic products (general purpose logic and MOS general purpose logic only). Although we categorize our products as power and data management semiconductors and standard semiconductor components, WSTS uses different product categories.

Following the unprecedented semiconductor industry revenue declines of 2001, the semiconductor industry began to show signs of stability in 2002 and grew more robust in both 2003 and 2004. Worldwide semiconductor industry sales grew by 6.8% in 2005, 8.9% in 2006, and 3.2% in 2007. Sales in our total addressable market grew by 14.2% in 2004 and 14.4% in 2003, reflecting increases in volume and slowing rates of price declines. Sales in our total addressable market remained stable in 2005, reflecting increases in volume that were offset by price declines. Sales in our total addressable market grew in 2006, reflecting increases in volume that exceeded the impact of further price declines. Sales in our total addressable market grew in 2007, reflecting increases in volume that exceeded the impact further declines. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6.6% during 2008 through 2010. These are projections and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2007 were $1,566.2 million, an increase of 2.2 percent from $1,531.8 million for the year ended December 31, 2006. During 2007, we reported net income of $242.2 million that included a restructuring, asset impairment and other charges of $3.0 million. During 2006, we reported net income of $272.1 million that included $6.9 million in restructuring, asset impairments and other benefits. Our gross margin decreased by approximately 80 basis points to 37.7% in 2007 from 38.5% in 2006. The primary reason for the decrease is attributable to the lower gross margin associated with manufacturing services revenue in 2007 versus 2006.

Outlook

Based upon booking trends, backlog levels, anticipated manufacturing services revenue and estimated turns levels, we anticipate that total revenues will be down approximately 3% to 7% in the first quarter of 2008 as compared to total revenues of $407.9 million in the fourth quarter of 2007. Backlog levels at the beginning of the first quarter of 2008 were down from backlog levels at the beginning of the fourth quarter of 2007 and represent over 90% of our anticipated first quarter 2008 revenues. We expect that average selling prices for the first quarter of 2008 will be down approximately one percent sequentially. We expect our total gross margin in the first quarter of 2008 to be approximately 35.5% to 36.5% and our product gross margin to be approximately 37.5% to 38.5%. We expect the purchase accounting rules associated with our recent acquisition of the CPU Voltage and PC Thermal Products Group from Analog Devices, Inc. will negatively impact our total gross margins by approximately 50 basis points in the first quarter of 2008. This impact is already included in our gross margin guidance. We currently expect our stock-based compensation expense to be approximately $7.0 million in the first quarter of 2008 and amortization of intangibles associated with the CPU Voltage and Thermal Products Group to be approximately $2.5 million in the first quarter of 2008.

For the first quarter of 2008, we expect selling and marketing and general and administrative expenses at approximately 12% of revenues and research and development expenses at approximately 10% of revenues. We anticipate that net interest expense and income tax provision will be approximately $7.5 million and $2.5 million, respectively, for the first quarter of 2008. We anticipate cash capital expenditures will be approximately $30.0 million in the first quarter of 2008 and total cash capital expenditures of approximately $100.0 million to $110.0 million for the year ended December 31, 2008.

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

During 2007 we experienced an increase in the end market demand, mostly offset by price decreases, which resulted in slightly increased revenue compared to the previous year. We expect price declines during 2008 to be moderate and we will continue to monitor the supply and demand picture to determine if pricing could be held or increased.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 171 new product families in 2007 and 158 new product families in 2006. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. In light of the recent acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. During the first quarter of 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility is being transferred to our off-shore low-cost manufacturing facilities, and we expect this transfer to be completed during the last two fiscal quarters of 2008. After we have completed the transfer to other facilities, we plan to exit the manufacturing facility at our Phoenix location, which is currently under agreement to be sold. It is anticipated that approximately 80 employees will be terminated as a result of this consolidation effort, in addition to approximately 30 positions that will be eliminated through normal attrition. We expect the full annual cost savings from this consolidation to be at least $7.0 million to $9.0 million beginning in the fourth quarter of 2008.

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

Although we have production at several locations, we have initiated process improvements and selective capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidating manufacturing sites to improve economies of scale;

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” and 8” wafers and increasing the number of die per square inch;

•	reducing the number of product platforms and process flows; and

•	focusing production on profitable product families.

Debt Reduction and Financing Activities

Since the Recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2002 and 2003, we engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Since 2003, however, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $1,159.4 million as of December 31, 2007. Similarly, we have reduced our annual interest expense from $151.1 million in 2003 to $38.8 million in 2007. Also, see “Liquidity and Capital Resources” and Note 9 “Long-Term Debt” of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. The amounts in the following table are in millions:

	Year ended December 31,			Dollar Change
				2006 to 2007	2005 to 2006
	2007	2006	2005
Product revenues	$1,469.8	$1,431.2	$1,256.4	$38.6	$174.8
Manufacturing service revenues	96.4	100.6	4.2	(4.2)	96.4

Net revenues	1,566.2	1,531.8	1,260.6	34.4	271.2

Cost of product revenues	876.5	861.1	839.9	15.4	21.2
Cost of manufacturing service revenue	99.2	81.7	2.2	17.5	79.5

Cost of revenues	975.7	942.8	842.1	32.9	100.7

Gross profit	590.5	589.0	418.5	1.5	170.5

Operating expenses:
Research and development	133.0	101.2	93.7	31.8	7.5
Selling and marketing	94.6	91.0	79.3	3.6	11.7
General and administrative	82.7	86.7	74.6	(4.0)	12.1
Restructuring, asset impairments and other net	3.0	(6.9)	3.3	9.9	(10.2)

Total operating expenses	313.3	272.0	250.9	41.3	21.1

Operating income	277.2	317.0	167.6	(39.8)	149.4

Other income (expenses):
Interest expense	(38.8)	(51.8)	(61.5)	13.0	9.7
Interest income	13.0	11.8	5.5	1.2	6.3
Other	—	0.5	(3.0)	(0.5)	3.5
Loss on debt prepayment	(0.1)	(1.3)	—	1.2	(1.3)

Other income (expenses), net	(25.9)	(40.8)	(59.0)	14.9	18.2

Income before income taxes, minority interests, and cummulative effect of accounting change	251.3	276.2	108.6	(24.9)	167.6
Income tax provision	(7.7)	(0.9)	(1.5)	(6.8)	0.6
Minority interests	(1.4)	(3.2)	(3.6)	1.8	0.4

Net income before cummulative effect of accounting change	242.2	272.1	103.5	(29.9)	168.6
Cumulative effect of accounting change net of income tax	—	—	(2.9)	—	2.9

Net income	$242.2	$272.1	$100.6	$(29.9)	$171.5

Revenues

Net Revenues were $1,566.2 million, $1,531.8 million and $1,260.6 million in 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 was due to increased product volume, partially offset by a decrease in average selling prices of approximately 6.0%. The increase from 2005 to 2006 was primarily due to increased product volume and manufacturing services revenue resulting from the acquisition of LSI’s Gresham, Oregon wafer fabrication facility, partially offset by a decrease in average selling prices of approximately 5%. The revenues by reportable segment in each of these three years were as follows (dollars in millions):

	Year Ended December 31, 2007	As a % Revenue	Year Ended December 31, 2006	As a % Revenue	Year Ended December 31, 2005	As a % Revenue
Automotive and Power Regulation	$436.9	28%	$418.2	27%	$376.4	30%
Computing Products	356.5	23%	347.3	23%	268.1	21%
Digital and Consumer Products (1)	178.5	11%	160.5	10%	131.3	10%
Standard Products (1)	497.9	32%	505.2	33%	480.6	38%
Manufacturing Services	96.4	6%	100.6	7%	4.2	0%

Total revenues	$1,566.2		$1,531.8		$1,260.6

(1)	Segment revenues from external customers for the year ended December 31, 2006 have been recast to reflect the alignment that existed at December 31, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Revenues from automotive and power regulation increased from 2006 to 2007 and from 2005 to 2006. In 2007, this increase can be attributed to an increase in revenues from AC to DC conversion, rectifier, analog automotive, auto power, and DC to DC conversion products, partially offset by a decrease in LDO and voltage regulator products. In 2006, the increase can be attributed to an increase in revenues from LDO and voltage regulator, rectifier, AC to DC conversion, and DC to DC conversion products, partially offset by a decrease in revenue from analog automotive products.

Revenues from computing products increased from 2006 to 2007 and from 2005 to 2006. The increase from 2006 to 2007 can be attributed to increased revenues from low and medium voltage MOSFET and power switching products, partially offset by decreases in signal and interface products. The increase from 2005 to 2006 is primarily due to increases in revenues from low and medium voltage MOSFET, signal and interface, and power switching products.

Revenues from digital and consumer products increased from 2006 to 2007 and from 2005 to 2006. The increase from 2006 to 2007 can be attributed to increased revenues from filter, low voltage and application specific integrated products. The increase from 2005 to 2006 is primarily due to increased revenues from analog switch, filter, and low voltage products, partially offset by decreased revenues from application specific integrated products.

Revenues from standard products decreased from 2006 to 2007 and increased from 2005 to 2006. This segment consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The decrease in revenues from 2006 to 2007 is primarily attributed to decreases in revenues from standard logic, high frequency, thyristor, bipolar power, and zener products, partially offset by increases in small signal and protection products. The increase in revenues from 2005 to 2006 is largely attributed to increases in standard logic product revenues, protection products and zener products.

Additionally, manufacturing services revenue decreased from 2006 to 2007 due to lower volume purchases by LSI. In 2005 to 2006, revenue growth in manufacturing services is due to the manufacturing services revenue from the wafer supply agreement with LSI that began in May 2006 related to our purchase of LSI’s Gresham, Oregon wafer fabrication facility.

Revenues by geographic area as a percentage of revenues were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Americas	23.8%	25.9%	23.7%
Asia/Pacfic	61.6%	59.1%	59.9%
Europe	14.6%	15.0%	16.4%

Total	100.0%	100.0%	100.0%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend.

For the year ended December 31, 2007, two of our customers accounted for 11% and 8% of our net revenues, respectively, excluding manufacturing revenues. For the year ended December 31, 2006, two of our customers accounted for 11% and 9% of our net revenues. For the year ended December 31, 2005, two of our customers accounted for 13% and 10% of our net revenues.

Gross Profit

Our gross profit was $590.5 million, $589.0 million, and $418.5 million in 2007, 2006 and 2005, respectively. As a percentage of revenues, our gross profit was 37.7%, 38.5%, and 33.2% in 2007, 2006 and 2005, respectively. Gross profit increased during 2007 as compared to 2006, primarily due to cost reductions from our profitability enhancement programs and increased sales volume, partially off set by decreases in average sales Gross profit increased during 2006 as compared to 2005, primarily due to increased sales volume, increased manufacturing service revenue from our Gresham, Oregon wafer fabrication and a reduction in depreciation expense of approximately $20.2 million resulting from a change in our estimate of the useful life of our machinery and equipment assets, partially offset by a decrease in average selling prices. See Note 5 “Accounting Changes” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K. The gross profit by reportable segment in each of these two years were as follows (dollars in millions):

	Year Ended December 31, 2007	As a % Net Revenue	Year Ended December 31, 2006	As a % Net Revenue	Year Ended December 31, 2005	As a % Net Revenue
Automotive & Power Regulation	$170.4	10.9%	$176.8	11.5%	$135.0	10.7%
Computing Products	134.0	8.6%	128.4	8.4%	86.4	6.9%
Digital & Consumer
Products (1)	97.5	6.2%	83.2	5.4%	61.5	4.9%
Standard Products (1)	212.3	13.6%	212.9	13.9%	185.4	14.7%
Manufacturing Services	(2.8)	-0.2%	18.9	1.2%	2.0	0.2%

Gross profit by segment	611.4		620.2		470.3
Unallocated Manufacturing	(20.9)	-1.3%	(31.2)	-2.0%	(51.8)	-4.1%

Total gross profit	$590.5	37.7%	$589.0	38.5%	$418.5	33.2%

(1)	Segment gross profit from external customers for the year ended December 31, 2006 has been recast to reflect the alignment that existed at December 31, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Gross profit from automotive and power regulation decreased from 2006 to 2007. The decrease can be attributed to decreased gross profit from rectifier, and LDO and voltage regulator products, partially offset by increases from AC to DC conversion, analog automotive, and DC to DC conversion products. Gross profit from automotive and power regulation increased from 2005 to 2006. The increase can be attributed to increases in gross profit from LDO and voltage regulator, rectifier, AC-DC conversion, Analog Automotive, and DC-DC conversion products.

Gross profit from computing products increased from 2006 to 2007. The increase can be attributed to increased gross profit from low and medium voltage MOSFET products, partially offset by decreases from power switching products. Gross profit from computing products increased from 2005 to 2006. The increase can be attributed to increases in gross profit from low and medium voltage MOSFET, power switching, and signal and interface products.

Gross profit from digital and consumer products increased from 2006 to 2007. The increase can be attributed to increased gross profit from analog switch, filter, low voltage and application specific integrated products. Gross profit from digital and consumer products increased from 2005 to 2006. The increase can be attributed to increases in gross profit from analog switch, filter, and low voltage products, partially offset by decreases in application specific power products.

Gross profit from standard products remained relatively flat from 2006 to 2007. Increases in protection products, small signal and zener products were offset by decreases in standard logic, high frequency, thyristor and bipolar power products. Gross profit from standard products increased from 2005 to 2006. The increase can be attributed to increases in gross profit from protection, zener, small signal, standard logic, and thyristor products, partially offset by decreases in high frequency products.

Gross profit from manufacturing services decreased from 2006 to 2007 due to the decrease in volume of wafers sold to LSI. Gross profit from manufacturing services increased due to the added value from the purchase of LSI’s Gresham, Oregon wafer fabrication facility in 2006.

Certain costs incurred during the manufacturing process are not allocated to the reportable segments. The decrease in unallocated manufacturing costs from $31.2 million in 2006 to $20.9 million in 2007 was due primarily to lower underutilized factory costs. The decrease in unallocated manufacturing costs from $51.8 million in 2005 to $31.2 million in 2006 was due primarily to manufacturing costs we continued to incur at the East Greenwich, Rhode Island manufacturing facility in 2005 beyond the original anticipated closure date of that facility, which were not allocated to the reportable segments. Similar costs were not incurred during 2006 due to the completion of the closure in 2005.

Operating Expenses

Research and development expenses were $133.0 million, $101.2 million and $93.7 million, representing 8.5%, 6.6% and 7.4% of revenues in 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 was primarily attributable to increased employee salaries and wages and increased headcount, and the costs to develop new products in our Gresham wafer fabrication facility and the expansion of our digital production capabilities in our Gresham wafer fabrication facility, partially offset by decreases in employee performance bonuses. The increase from 2005 to 2006 was primarily attributed to increased employee salaries and wages, stock compensation expense, and employee performance bonuses as a result of our achievement of certain financial goals, partially offset by decreases in depreciation.

Selling and marketing expenses were $94.6 million, $91.0 million and $79.3 million, representing 6.0%, 5.9% and 6.3% of revenues in 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 was primarily attributed to increased employee salaries and wages and increased stock compensation expense, partially offset by a decrease in employee performance bonuses. The increase from 2005 to 2006 was primarily attributed to increases in employee performance bonuses as a result of our achievement of certain financial goals, increased employee salaries and wages, increased head count, which include management and field application engineers, and stock compensation expense.

General and administrative expenses were $82.7 million, $86.7 million and $74.6 million representing 5.3%, 5.7% and 5.9% of revenues in 2007, 2006 and 2005, respectively. The decrease from 2006 to 2007 was attributable to decreases in employee performance bonus partially offset by increased salaries and wages from higher headcount and legal fees for royalty disputes. The increase from 2005 to 2006 was attributable to increases in stock compensation expense, employee performance bonuses as a result of our achievement of certain financial goals, increase in salaries and wages associated with higher head count and legal expenses.

Other Operating Expenses — Restructuring, Asset Impairments and Other

Restructuring, asset impairments and other charges were $3.0 million, ($6.9) million and $3.3 million in 2007, 2006 and 2005, respectively. Our individual quarterly restructuring charges are summarized below. For more information see Note 7 “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this report.

•	$1.0 million charge recorded in the fourth quarter of 2007, consisting of:

•

$1.0 million of employee separation charges for changes in management structure at our Aizu, Japan manufacturing facility and for outsourcing health care professionals at our Seremban Malaysia manufacturing facility.

•	$2.0 million charge recorded in the third quarter of 2007, consisting of:

•	$2.0 million of employee separation charges related to the announcement of reduction of factory support functions

•	$10.2 million gain recorded in the fourth quarter of 2006, consisting of:

•	$5.7 million gain from insurance proceeds received to replace equipment damaged after an overhead fire prevention sprinkler malfunctioned in the Company’s Gresham wafer fabrication facility;

•	$3.9 million gain on sale of a building at our corporate headquarters in Phoenix, Arizona; and

•	$0.6 million gain on sale of a manufacturing facility at our East Greenwich, Rhode Island location.

•	$3.3 million charge recorded in the second quarter of 2006, consisting of:

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

Operating Income

Information about operating income from our reportable segments for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Manufacturing Services	Total
For the year ended December 31, 2007:
Segment operating income	$78.8	$62.8	$52.2	$138.0	$(5.4)	$326.4

For the year ended December 31, 2006:
Segment operating income	$91.1	$66.4	$37.7	$135.5	$17.3	$348.0

For the year ended December 31, 2005:
Segment operating income	$61.1	$33.4	$24.1	$110.8	$2.0	$231.4

(1)	Segment operating income from external customers for the year ended December 31, 2006 has been recast to reflect the alignment that existed at December 31, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Year Ended
	December 31, 2006	December 31, 2006	December 31, 2005
Operating income for reportable segments	$326.4	$348.0	$231.4
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.0)	6.9	(3.3)
Other unallocated manufacturing costs	(20.9)	(31.2)	(51.8)
Other unallocated operating expenses	(25.3)	(6.7)	(8.7)

Operating income	$277.2	$317.0	$167.6

Other unallocated operating expenses increased from $6.7 million in 2006 to $25.3 million in 2007 primarily due to increased costs to develop new products in our Gresham wafer fabrication facility that impact all reportable segments.

Interest Expense

Interest expense was $38.8 million, $51.8 million and $61.5 million in 2007, 2006 and 2005, respectively. The decrease in interest expense from 2006 to 2007 was primarily a result of interest savings that resulted from the issuance of our 2.625% convertible senior subordinated notes due 2026 in December 2006 with a large portion ($199.0 million) used to reduce our senior bank facilities. The decrease in interest expense from 2005 to 2006 was primarily a result of interest savings that resulted from the repayment of our 10% junior subordinated note in the second half of 2005, which was partially financed with the proceeds from the issuance of the 1.875% convertible senior subordinated notes due 2025. Our weighted-average interest rate on long-term debt (including current maturities) was 3.4%, 4.9% and 5.4% per annum in 2007, 2006 and 2005, respectively. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Loss on Debt Prepayment

Loss on debt prepayment totaled $0.1 million and $1.3 million in 2007 and 2006, respectively. During the first quarter of 2007, we incurred a loss on debt prepayment of $0.1 million resulting from the prepayment of $23.9 million of our senior bank facilities. During the fourth quarter of 2006, we used proceeds from the $484.0 million convertible notes and cash on hand to prepay a portion of our senior bank facilities. Accordingly, the $1.3 million loss on debt prepayment resulted from the write off of a portion of debt issuance costs associated with the senior bank facilities. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $7.7 million, $0.9 million and $1.5 million in 2007, 2006 and 2005, respectively.

The 2007 provision included $9.9 million for income and withholding taxes of certain of our foreign operations and $5.1 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $7.3 million of previously accrued income taxes for anticipated audit issues.

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

In 2005, we recorded a $2.9 million charge, net of taxes of $0.3 million, upon adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which requires recognition of liabilities for legal obligations to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. See “Accounting Changes” in the Notes to Consolidated Financial Statements for further discussion of FIN 47.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2008	2009	2010	2011	2012	Thereafter
Standby letters of credit	$3.3	$3.3	$—	$—	$—	$—	$—
Bank guarantees	7.7	2.2	3.8	—	—	0.1	1.6

Commercial commitments	$11.0	$5.5	$3.8	$0.0	$0.0	$0.1	$1.6

	Payments Due by Period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$1,159.4	$30.8	$60.8	$280.2	$17.2	$120.1	$650.3
Operating leases (1) (2)	34.5	11.7	9.1	6.3	2.9	2.0	2.5
Other long-term obligations — pension plans	13.4	3.0	3.0	3.0	3.0	1.4	—
Purchase obligations (1):
Capital purchase obligations	46.3	43.0	2.1	1.2	—	—	—
Foundry and inventory purchase obligations	63.8	57.0	2.9	1.3	1.4	1.2	—
Mainframe support	2.4	1.7	0.7	—	—	—	—
Information technology and communication services	14.7	8.0	4.6	2.1	—	—	—
Other	8.2	5.9	1.8	0.4	0.1	—	—

Total contractual obligations	$1,342.7	$161.1	$85.0	$294.5	$24.6	$124.7	$652.8

(1)	These represent our off-balance sheet arrangements.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes $173.7 million under senior bank facilities, $260.0 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million under our 1.875% convertible senior subordinated notes due 2025, $484.0 million under our 2.625% convertible senior subordinated notes due 2026, $9.6 million under a note payable to a Japanese bank, $48.9 million under loan facilities with Chinese banks, $25.0 million under a note payable to Philippine banks, $0.5 million under a note payable to the State of Oregon, and $62.7 million of capital lease obligations. See Note 9 “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 14, “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.) The U.S. pension plan, named the ON Semiconductor Grandfathered Pension Plan (“Grandfathered Plan”), has been terminated effective December 31, 2004 as approved by the Pension Benefit Guaranty Corporation in 2005 and such termination was determined by the Internal Revenue Service not to adversely affect its qualification for federal tax purposes. In connection with the termination of our Grandfathered Plan, all cash funding requirements for the liability have been settled and the related plan assets have been distributed as of December 31, 2005. The remaining obligation in the table above includes estimated funding requirements for liabilities related to our foreign pension plans.

Our balance of cash and cash equivalents was $274.6 million at December 31, 2007. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next 12 months. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $3.3 million were outstanding under the revolving facility at December 31, 2007. Our primary foreign exchange hedging agreement has a provision for termination if at any time the amount available under our revolving facility is less than $2.5 million.

On December 13, 2007, we entered into a merger agreement with AMIS, under which AMIS will become our wholly-owned subsidiary. The merger agreement has been approved by the Boards of Directors of both companies, and is expected to be completed as soon as practicable after special meetings of shareholders of both us and AMIS scheduled for March 12, 2008. Consummation of the merger is subject to several closing conditions, including shareholder approval by both companies. At the effective time of the merger, each issued and outstanding share of common stock of AMIS will be converted into the right to receive 1.150 shares of our common stock, which had an estimated value of $894.1 million when the merger was announced on December 13, 2007.

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

We face risks of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result in bodily injury or property damage (or both). In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. In one particular case, we have agreed to indemnify a major customer for valid warranty claims on our products sold, not to exceed two and one half times the total annual sales.

In connection with the acquisitions of LSI’s Gresham, Oregon wafer fabrication facility and ADI’s PTC Business, we entered into various agreements with LSI and ADI, respectively. Pursuant to certain of these agreements, we agreed to indemnify LSI and ADI, respectively for certain things limited in the most instances by time and/or monetary amounts.

We and our subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid.

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

See Part I, Item 3 “Legal Proceedings” of this report for possible contingencies related to legal matters and see Part I, Item 1 “Business  —  Government Regulation” of this report for information on certain environmental matters. See also Part I, Item 1A “Risk Factors  —  Trends, Risks and Uncertainties Related to Other Aspects of Our Business” of this report for risks and uncertainties associated with a purported stockholder class action lawsuit against AMIS and others in connection with the proposed merger between AMIS and us.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. In this regard, we currently have a pending merger with AMIS. If the proposed merger with AMIS is completed, we will be required to repay or refinance all of AMIS’s outstanding debt concurrent with the completion of the merger. As of September 29, 2007, the aggregate principal amount of AMIS’s outstanding debt was approximately $277.5 million. We expect to refinance all or a portion of AMIS’s outstanding debt with a combination of cash on hand and proceeds from one or multiple financing transactions, including pursuant to the accordion feature of our existing senior bank credit facility, factoring arrangements, sale/leaseback transactions, sale of assets, cash generated from operations and additional debt financing, which we are currently exploring but for which we do not have contractual commitments. Although the total dollar amount of this refinancing could be significant, we do not believe that it will impair the ability of our combined businesses to maintain sufficient working capital. We believe that we will be able to successfully complete the repayment or refinancing of AMIS’s outstanding debt, although due to prevailing market conditions, such financing may not be available on terms favorable to us. In addition, on an on-going basis, AMIS will affect our internal cash utilization and capital expenditures, as well as our liquidity.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2008. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

Earnings (net income) before interest expense, interest income, provisions for income taxes, depreciation and amortization expense (“EBITDA”) is a key indicator that management uses to evaluate our operating performance and cash flows. Not all of these items listed above are necessarily included in the calculation of net income each quarter. While EBITDA is a non-GAAP measure and is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure provides important supplemental information to investors and is useful to investors to, among other things, assess our ability to meet our future debt service, capital expenditure and working capital requirements. We use this measure, together with GAAP measures, for internal managerial purposes and as a means to evaluate period-to-period comparisons. However, we do not, and you should not, rely on non-GAAP financial measures alone as measures of our performance. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that — when taken together with GAAP results and the reconciliations to corresponding GAAP financial measures that we also provide in our reports — provide a more complete understanding of factors and treands affecting our business. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the years ended December 31, 2007, 2006 and 2005, with a reconciliation to cash flows from operations, the most directly comparable financial measure under generally accepted accounting principles (in millions):

	December 31, 2007	December 31, 2006	December 31, 2005
Net income	$242.2	$272.1	$100.6
Increase (decrease):
Depreciation and amortization	92.8	81.4	99.0
Interest expense	38.8	51.8	61.5
Interest income	(13.0)	(11.8)	(5.5)
Income tax provision	7.7	0.9	1.5

EBITDA	368.5	394.4	257.1
Increase (decrease):
Interest expense	(38.8)	(51.8)	(61.5)
Interest income	13.0	11.8	5.5
Income tax provision	(7.7)	(0.9)	(1.5)
Loss (gain) on sale or disposal of fixed assets	(9.1)	(5.8)	0.8
Proceeds, net of gain, from termination of interest rate swaps	0.3	—	—
Gain on property insurance settlement	—	(5.7)	—
Non-cash portion of loss on debt prepayment	0.1	1.3	—
Amortization of debt issuance costs and debt discount	4.1	2.8	1.7
Provision for excess inventories	6.7	18.7	13.2
Cumulative effect of accounting change	—	—	3.2
Non-cash impairment write-down of property, plant and equipment	—	4.7	—
Non-cash interest on junior subordinated note payable to Motorola	—	—	9.1
Deferred income taxes	3.2	3.5	(5.7)
Stock compensation expense	16.5	10.2	—
Other	0.1	3.3	5.1
Changes in operating assets and liabilities	(39.8)	(36.7)	(33.9)

Net cash provided by operating activities	$317.1	$349.8	$193.1

As a result of the improved operating performance we generated positive EBITDA for 2007, 2006 and 2005. EBITDA for 2007 decreased to $368.5 million largely due to the lower net income of $242.2 million for the year. EBITDA for 2006 increased to $394.4 million largely due to the generation of net income of $272.1 million for the year.

As discussed in Note 9, “Long-Term Debt” to our audited consolidated financial statements included elsewhere in this report, our debt covenants require us to stay within certain leverage ratios based on the consolidated EBITDA for the last four quarters. Consolidated EBITDA, as defined under the documents for our senior bank facilities totaled approximately $395.7 million for the four consecutive fiscal quarters ended December 31, 2007. This consolidated EBITDA computation excludes certain restructuring and other charges and contains other differences from the EBITDA as defined above. Therefore, EBITDA in the above table is not representative of the consolidated EBITDA used to determine our debt covenant compliance.

If we were not in compliance with the covenants contained in our senior bank facilities, the holders of our senior bank facilities could cause all outstanding amounts, which was $173.7 million as of December 31, 2007 to be due and payable immediately. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of December 31, 2007 approximately $839.0 million remained outstanding under other debt that may be accelerated based on this covenant. Therefore, the credit agreement for our senior bank facilities is a material agreement.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, excluding cash and cash equivalents, was $49.8 million at December 31, 2007, and has fluctuated between ($31.3) million and $82.4 million over the last eight quarter-ends.

The components of our working capital at December 31, 2007 and 2006 are set forth below (in millions), followed by explanations for changes between 2006 and 2007 for cash, and cash equivalents and any other changes greater than $5 million:

	December 31,
	2007	2006	Change
Current Assets
Cash and cash equivalents	$274.6	$268.8	$5.8
Receivables, net	175.2	177.9	(2.7)
Inventories, net	220.5	212.7	7.8
Other current assets	68.3	34.3	34.0
Deferred income taxes	6.7	7.1	(0.4)

Total current assets	745.3	700.8	44.5

Current Liabilities
Accounts payable	163.5	165.7	(2.2)
Accrued expenses	101.3	111.7	(10.4)
Income taxes payable	3.5	3.2	0.3
Accrued interest	1.4	1.3	0.1
Deferred income on sales to distributors	120.4	123.2	(2.8)
Current portion of long-term debt	30.8	27.9	2.9

Total current liabilities	420.9	433.0	(12.1)

Net working capital	$324.4	$267.8	$56.6

The increase in cash and cash equivalents of $5.8 million in 2007 was attributable to cash flow from operations of approximately $317.1 million, partially offset by cash used in investing activities of $276.1 million and cash used in financing activities of $35.5 million (See “Key Financing Events” below).

The increase of $7.8 million in inventory is attributable to finished goods inventory acquired from the ADI acquisition that closed in the fourth quarter of 2007.

The increase of $34.0 million in other current assets is primarily attributable to the prepaid supply contract associated with the ADI acquisition that closed in the fourth quarter of 2007.

The decrease in accrued expenses of $10.4 million was primarily attributable to the decreases in accrued employee performance bonuses, accrued payroll and accrued vacation.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $140.7 million, $199.0 million and $46.1 million in 2007, 2006 and 2005, respectively. We will continue to look for opportunities to make similar strategic purchases in the future as we plan to invest in 2008 for additional capacity. Although our debt covenants contain certain restrictions that limit our amount of future capital expenditures, we do not believe that these restrictions will have a significant impact on our future operating performance.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 14 “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this report. For further discussion of our tax reserves, see Note 10 “Income Taxes” to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes amounts outstanding under our senior bank facilities, which contain covenants with which we were in compliance as of December 31, 2007.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures have continued in 2007. Set forth below is a summary of the key financing events affecting our capital structure during the last three years.

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

The notes are convertible by holders into cash and shares of our common stock at a conversion rate of 142.8571 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $7.00 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to our right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2012. We determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and we continue to evaluate the significance of this feature on a quarterly basis.

The notes will mature on December 15, 2025. Beginning December 20, 2012, we may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2012, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require us to repurchase the notes for cash on December 15 of 2012, 2015 and 2020 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest to but excluding the repurchase date. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

February 2006 Amendment to Senior Bank Facilities

In February 2006, we refinanced the term loans under our senior bank facilities to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50%. The amended and restated credit agreement also provides for a step down provision that would further reduce the interest rate to LIBOR plus 2.25% if we maintain a specified credit rating and meet a specified leverage ratio test that first applied based on the 2005 results.

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

July 2006 Exchange Offer for Zero Coupon Convertible Senior Subordinated Notes due 2024

On April 6, 2004, we commenced a cash tender offer for all of our then outstanding 12% senior subordinated notes due 2009. In order to finance the cash tender offer, we issued $260.0 million of zero coupon convertible senior subordinated notes due 2024. We received net proceeds of approximately $251.2 million from the sale of the notes after deducting commissions and estimated offering expenses of $8.8 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of April 15, 2010. The notes do not bear cash interest, nor does the principal amount accrete. The effective interest rate of the notes resulting from the amortization of debt issuance costs is 0.58%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of ours.

In June 2006, we commenced an offer to exchange all of our then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 (the “Old Notes”) for a like principal amount of (the “New Notes”) plus an exchange fee of $2.50 per $1,000 principal amount of their Old Notes validly tendered and accepted for exchange. The New Notes contain a net share settlement feature, which reduce the amount of shares included in diluted net income per share. On July 21, 2006, we issued $259.5 million aggregate principal amount of New Notes that are convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principle under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old Notes were tendered and subsequently exchanged. On August 9, 2006, we entered into transactions with four of the remaining holders of Old Notes and exchanged $443,000 aggregate principal amount of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. We intend to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

The new notes are convertible by holders into cash and shares of our common stock at a conversion rate of 101.8849 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $9.815 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after April 15, 2010. We determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and we continue to evaluate the significance of this feature on a quarterly basis.

The notes will mature on April 15, 2024. Beginning April 15, 2010, we may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to April 15, 2010, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require us to repurchase the notes for cash on April 15, of 2010, 2014 and 2019 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

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

August 2006 Chinese Loan Refinancing

In August and September 2006, we refinanced our existing loans with two Chinese banks. Our long-term debt includes a $14.0 million loan facility due in 2009 with a Chinese bank, from tranches that were entered into from November 2000 through February 2001. Interest on this loan facility is payable quarterly and accrues at three month LIBOR, plus 1.2%, reset each half year.

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

November 2006 Fixed Asset Sale Lease Back

In November 2006, we sold assets with a net book value of $30.8 million for $70.0 million to a leasing agency under a sale-leaseback arrangement. We recognized a deferred gain on the transaction in the amount of $39.2 million. Concurrently, we purchased the assets under a capital lease agreement with a net present value of minimum lease payments of $59.0 million, which we are depreciating over six years. We used the proceeds to repay $55.0 million principal outstanding of our senior bank facilities and the remainder for general corporate purposes.

December 2006 issuance of 2.625% Convertible Senior Subordinated Notes

On December 15, 2006 we issued $484.0 million of 2.625% convertible senior subordinated notes due 2026. We received net proceeds of approximately $471.7 million from the sale of the notes after deducting commissions and estimated offering expenses of $13.3 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2013. We used the net proceeds to repay $199.1 million principal outstanding of our senior bank facilities and to repurchase 30.7 million shares of our common stock outstanding for $230.0 million and the remainder for general corporate purposes. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2007. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing and future subsidiaries.

The notes are convertible by holders into cash and shares of our common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $10.50 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to our right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2013. We determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and we continue to evaluate the significance of this feature on a quarterly basis.

The notes will mature on December 15, 2026. Beginning December 15, 2013, we may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to December 15, 2013, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require us to repurchase the notes for cash on December 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

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

March 2007 Amendment to Senior Bank Facilities

In March 2007, we refinanced the term loans under our senior bank facilities to, among other things, reduce the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, we repaid in the first quarter of 2007 approximately $23.9 million of the term loan under the senior bank facilities. Terms within our senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should we exceed leverage and secured leverage ratios, as specified therein.

October 2007 Philippine Loan

In October 2007, we entered into a five year loan agreement with the Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation to finance capital expenditures and other general corporate purposes. The loan amount of $25.0 million bears interest at 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance to be repaid on the maturity date of the loan, which is October 11, 2012.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2007 and 2006 (dollars in millions):

	December 31, 2007	December 31, 2006
Senior Bank Facilities:
Term Loan, interest payable quarterly at 6.5800% and 7.6140%, respectively	$173.7	$198.9
Revolver	—	—

	173.7	198.9

Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0

1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0

2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0

2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	9.6	12.4

Loan with Philippine banks due 2008 through 2012, interest payable quarterly at 6.2475%	25.0	—

Loan with Chinese bank due 2009, interest payable quarterly at 6.1100% and 6.565%, respectively	14.0	14.0

Loan with Chinese bank due 2009, interest payable quarterly at 6.1100% and 6.565%, respectively	6.0	6.0

Loan with Chinese bank due 2008 through 2013, interest payable semi-annually at 6.0488% and 6.580%, respectively	8.2	9.6

Loan with Chinese bank due 2008 through 2009, interest payable semi-annually at 6.3375% and 6.600%, respectively	15.7	20.0

Loan with Chinese bank due 2009, interest payable semi-annually at 6.3413% and 6.560%, respectively	5.0	5.0

5.0% Note payable to Oregon State due 2009	0.5	—

Capital lease obligations	62.7	71.1

	1,159.4	1,176.0
Less: Current maturities	(30.8)	(27.9)

	$1,128.6	$1,148.1

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

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

As of December 31, 2007, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through December 31, 2008.

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

Accounting Changes

Asset Retirement Obligations.

Effective December 31, 2005 we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. As a result of the adoption of FIN 47, we recorded a $2.9 million net charge for the cumulative effect of accounting change in 2005, and we recorded a $4.0 million liability for asset retirement obligations, included in other long-term liabilities on our consolidated balance sheet.

Adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” As a result of the implementation of FIN 48, we recognized approximately an $8.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$21.7
Additions based on tax positions related to the current year	1.7
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1.7)
Lapse of statute	(0.7)
Settlements	(1.1)

Balance at December 31, 2007	$19.9

The entire December 31, 2007 balance of approximately $19.9 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Included in the $19.9 million balance of unrecognized tax benefits at December 31, 2007, is $9.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2007, as a result of expiring statutes of limitations.

We recognize interest accrued related to unrecognized tax benefits in tax expense. During the year ended December 31, 2007, we recognized approximately $2.7 million in interest and penalties. We had approximately $6.8 and $4.1 million for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.

Stock Compensation Expense.

See Note 13, “Employee Stock Benefit Plans” of the notes to our audited consolidated financial statements elsewhere in this report for the effects of the adoption of SFAS No. 123R “Share-Based Payment.”

Funded Status of Employee Benefit Plans.

See Note 14, “Employee Benefit Plans” of the notes to our audited consolidated financial statements elsewhere in this report for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans.”

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

Revenue.    We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent from manufacturing services provided to customers. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectibility is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and cost of revenues when the distributor informs us that they have resold the products to the end user. As a result of our inability to reliably estimate up front the effect of the returns and allowances with these distributors, we defer the related revenue and margin on sales to distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. Our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under our general agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to our inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on our results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. Given that our revenues consist of a high volume of relatively similar products, our actual returns and allowances and warranty claims have not traditionally fluctuated significantly from period to period, and our returns and allowances and warranty provisions have historically been reasonably accurate.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Our standard warranty extends for a period that is the greater of (i) three years from the date of shipment or (ii) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. In addition, we also offer cash discounts to customers for payments received by us within an agreed upon time, generally 10 days after shipment. We accrue reserves for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

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

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2005, 2006 and 2007, no incremental domestic deferred tax benefits were recognized. As of December 31, 2007 and 2006, gross deferred tax assets were $619.1 million and $667.9 million, respectively, and the deferred tax asset valuation allowance was $619.3 million and $665.0 million, respectively. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Defined Benefit Plans.    We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. For example, as of December 31, 2007, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $3.2 million.

Valuation of Stock Compensation.    The fair value of each option grant in 2005 and thereafter is estimated on the date of grant using a lattice-based option valuation model. In past years, the Company has used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice-based model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. Our adoption of SFAS No. 157 is not expected to impact our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Our adoption of SFAS No. 159 is not expected to impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2007, our long-term debt (including current maturities) totaled $1,159.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $911.8 million. We do have interest rate exposure with respect to the $247.6 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.2 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

Our primary foreign exchange hedging agreement has a provision for termination if at any time the amount available under our revolving credit facility becomes less than $2.5 million.

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

Changes in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, excluded the PTC Business because it was acquired by the Company in a purchase business combination during 2007. The total assets and total revenue of the PTC Business represent 9.0% of consolidated total assets and 0.0% of consolidated total revenue, respectively, of the Company as of and for the year ended December 31, 2007. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” and “Section 16(a) Reporting Compliance” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2007 in connection with our 2008 Annual Meeting of Stockholders (“Proxy Statement”).

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption “The Board of Directors and Corporate Governance — Code of Business Conduct” in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions “The Board of Directors and Corporate Governance — Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

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

The following table sets forth equity compensation plan information as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (4)
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders (1)	23,134,204	$7.08	23,235,621
Equity Compensation Plans Not Approved By Stockholders	—	—	—

Total	23,134,204	$7.08	23,235,621

(1)	Consists of the 1999 Founders Stock Option Plan (“Founders Plan”), as amended, the 2000 Stock Incentive Plan, as amended, (“SIP”) and the 2000 Employee Stock Purchase Plan (“ESPP”).

(2)	Includes 1,583,547 shares of common stock subject to Restrictive Stock Units (“RSUs”) that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service. Excludes purchase rights accruing under the ESPP that have a shareholder approved reserve of 8,500,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% of the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.
(3)	Calculated without taking into account 1,583,547 shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(4)	Includes 2,224,136 shares of common stock reserved for future issuance under the ESPP and 20,991,485 shares of common stock available for issuance under the Founders Plan and the SIP. The number of securities remaining available for future issuance under these equity compensation plans increased by 8,778,473 effective January 1, 2008. This increase is not included in this table. The increase in securities remaining available for future issuance was calculated based on 3.0% of our total number of outstanding shares of common stock as of January 1, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” “Compensation of Executive Officers” and “Relationships and Related Transactions” in our Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals — Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	142

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibit:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.4	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Corporation’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

Exhibit No.	Exhibit Description
2.5	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation, Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.6	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V.(1)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through May 30, 2006 (incorporated by reference from Exhibit 3.1(a) to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005 (incorporated by reference from Exhibit 4.3(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

4.4	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.5	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

Exhibit No.	Exhibit Description
4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SMG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between the ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.12	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation and certain of its subsidiaries, and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.13	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.14	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.15	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.16	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.17	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

Exhibit No.	Exhibit Description
10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No. 1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.1(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.5(c)	Amendment to the SCG Holding Corporation 1999 Founders Stock Option Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.3 of the Second Quarter 2007 Form 10-Q filed with the Commission on August 1, 2007)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

Exhibit No.	Exhibit Description
10.8(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.8(e)	Amendment No. 4 to Employment Agreement with William George executed on September 1, 2006 (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.10(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(d)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(f)	Performance Based Stock Option Agreement (Peter Green) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Corporation’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)(2)

10.10(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

10.10(k)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.11	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.12(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

Exhibit No.	Exhibit Description
10.12(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.12(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.12(d)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.13	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.14(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.16(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)(2)

10.16(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Corporation’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.16(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.16(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.17(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

Exhibit No.	Exhibit Description
10.17(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.18(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.18(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.19	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.20(a)	Amendment and Restatement Agreement, dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20(b)	Amended and Restated Credit Agreement dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999, (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20(c)	Reaffirmation Agreement, dated as of March 6, 2007, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, each subsidiary listed thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report Form 8-K filed with the Commission on March 9, 2007)

10.21(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)

Exhibit No.	Exhibit Description
10.21(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.22	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.23	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles “Bob” Mahoney (incorporated by reference from Exhibit 10.27 to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)(2)

10.24	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles “Bob” Mahoney (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.25	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Corporation’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit 2.1 of the Corporation’s First Quarter 2006 10-Q filed with the Commission on April 27, 2006)††

10.26	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on March 23, 2006) (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 29, 2006)(2)

10.27(a)	Bill of Sale dated November 7, 2006 executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(b)	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(c)	Schedule No. 001 executed as of November 7, 2006 between Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.28	Purchase Agreement, dated December 27, 2006, between ON Semiconductor Corporation and TPG (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 28, 2006)

10.29	Agreement for Sale and Purchase, dated as of March 30, 2007, between Semiconductor Components Industries, LLC and Ridge Property Services II, LLC (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 5, 2007)

10.30	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and John Nelson (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2007)(2)

Exhibit No.	Exhibit Description
10.31	Loan Agreement with Chattel Mortgage, dated October 9, 2007, between ON Semiconductor Philippines, Inc., Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on October 12, 2007)

10.32(a)	Form of Voting Agreement (for the Chief Executive Officer of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., Christine King (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32(b)	Form of Voting Agreement (for executive officers, directors and certain other stockholders of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, directors and executive officers of AMIS Holdings, Inc., and certain significant stockholders of AMIS Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32(c)	Form of Parent Voting Agreement dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and the stockholder of the Corporation (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.33	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Corporation’s Third Quarter 2007 10-Q filed with the Commission on October 31, 2007)(2)

10.34	Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

14	ON Semiconductor Corporation Code of Business Conduct effective as of September 17, 2007(1)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2008

ON SEMICONDUCTOR CORPORATION

By:	/s/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2008

/s/ DONALD A. COLVIN Donald A. Colvin	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2008

* J. Daniel McCranie	Chairman of the Board of Directors	February 11, 2008

* Curtis J. Crawford	Director	February 11, 2008

* Emmanuel T. Hernandez	Director	February 11, 2008

* Phil D. Hester	Director	February 11, 2008

* John W. Marren	Director	February 11, 2008

* Robert H. Smith	Director	February 11, 2008

*By:	/s/ DONALD A. COLVIN Donald A. Colvin	Attorney in Fact	February 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index under Item 15(a) (1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in fiscal 2007.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the Analog Devices, Inc. voltage regulation and thermal monitoring products for computing application business (the “PTC Business”) from its assessment of internal control over financial reporting as of December 31, 2007 because the PTC Business was acquired by the Company in a purchase business combination on December 31, 2007. We have also excluded the PTC Business from our audit of Internal Control over Financial Reporting. The PTC Business’ total assets and total revenues represent approximately 9.0% and 0.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/    PricewaterhouseCoopers LLP

Phoenix, Arizona

February 11, 2008

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$274.6	$268.8
Receivables, net	175.2	177.9
Inventories, net	220.5	212.7
Other current assets	68.3	34.3
Deferred income taxes	6.7	7.1

Total current assets	745.3	700.8
Property, plant and equipment, net	614.9	578.1
Goodwill	172.4	80.7
Intangible assets, net	57.5	10.4
Other assets	47.5	46.5

Total assets	$1,637.6	$1,416.5

Liabilities, Minority Interests and Stockholders’ Equity (Deficit)
Accounts payable	$163.5	$165.7
Accrued expenses	101.3	111.7
Income taxes payable	3.5	3.2
Accrued interest	1.4	1.3
Deferred income on sales to distributors	120.4	123.2
Current portion of long-term debt	30.8	27.9

Total current liabilities	420.9	433.0
Long-term debt	1,128.6	1,148.1
Other long-term liabilities	46.8	35.8
Deferred income taxes	6.9	4.2

Total liabilities	1,603.2	1,621.1

Commitments and contingencies (See Note 17)
Minority interests in consolidated subsidiaries	18.5	20.8

Common stock ($0.01 par value, 600,000,000 shares authorized, 338,031,721 and 326,765,402 shares issued, 292,615,751 and 286,349,432 shares outstanding), respectively	3.4	3.3
Additional paid-in capital	1,419.6	1,356.4
Accumulated other comprehensive loss	(0.5)	(0.4)
Accumulated deficit	(1,051.4)	(1,284.7)
Less: treasury stock, at cost; 45,415,970 and 40,415,970 shares, respectively	(355.2)	(300.0)

Total stockholders’ equity (deficit)	15.9	(225.4)

Total liabilities, minority interests and stockholders’ equity (deficit)	$1,637.6	$1,416.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Product revenues	$1,469.8	$1,431.2	$1,256.4
Manufacturing service revenues	96.4	100.6	4.2

Net Revenues	1,566.2	1,531.8	1,260.6

Cost of product revenues	876.5	861.1	839.9
Cost of manufacturing revenues	99.2	81.7	2.2

Cost of revenues	975.7	942.8	842.1

Gross profit	590.5	589.0	418.5

Operating expenses:
Research and development	133.0	101.2	93.7
Selling and marketing	94.6	91.0	79.3
General and administrative	82.7	86.7	74.6
Restructuring, asset impairments and other, net	3.0	(6.9)	3.3

Total operating expenses	313.3	272.0	250.9

Operating income	277.2	317.0	167.6

Other income (expenses), net:
Interest expense	(38.8)	(51.8)	(61.5)
Interest income	13.0	11.8	5.5
Other	—	0.5	(3.0)
Loss on debt prepayment	(0.1)	(1.3)	—

Other income (expenses), net	(25.9)	(40.8)	(59.0)

Income before income taxes, minority interests and cumulative effect of accounting change	251.3	276.2	108.6
Income tax provision	(7.7)	(0.9)	(1.5)
Minority interests	(1.4)	(3.2)	(3.6)

Income before cumulative effect of accounting change	242.2	272.1	103.5
Cumulative effect of accounting change (net of income taxes of $0.3 million in 2005)	—	—	(2.9)

Net income	242.2	272.1	100.6
Less: Accretion to redemption value of convertible redeemable preferred stock	—	—	1.0
Less: Convertible redeemable preferred stock dividends	—	—	(9.2)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock	—	—	(20.4)
Less: Allocation of undistributed earnings to preferred shareholders	—	—	(9.7)

Net income applicable to common stock	$242.2	$272.1	$62.3

Net income per common share:
Basic:
Net income applicable to common stock before cumulative effect of accounting change	$0.83	$0.85	$0.25
Cumulative effect of accounting change	—	—	(0.01)

Net income applicable to common stock	$0.83	$0.85	$0.24

Diluted:
Net income applicable to common stock before cumulative effect of accounting change	$0.80	$0.80	$0.22
Cumulative effect of accounting change	—	—	(0.01)

Net income applicable to common stock	$0.80	$0.80	$0.21

Weighted average common shares outstanding:
Basic	290.8	319.8	263.3

Diluted	301.2	342.1	296.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions, except share data)

	Common Stock		Additional Paid - In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total
	Number of Shares	At Par Value				Number of Shares	At Cost
Balances at December 31, 2004	254,790,578	$2.5	$1,116.0	$1.1	$(1,657.4)	—	$—	$(537.8)
Issuance of shares from conversion of preferred stock	49,364,080	0.5	138.7	—	—	—	—	139.2
Issuance of shares for inducement of preferred stock conversion, net of issuance costs	3,949,126	0.1	20.1	—	—	—	—	20.2
Deemed dividend from induced conversion of preferred stock	—	—	(20.4)	—	—	—	—	(20.4)
Stock option exercises	2,055,270	—	4.5	—	—	—	—	4.5
Redeemable preferred stock dividends	—	—	(9.2)	—	—	—	—	(9.2)
Accretion to redemption value of convertible redeemable preferred stock	—	—	1.0	—	—	—	—	1.0
Shares issued under the employee stock purchase plan	478,445	—	1.8	—	—	—	—	1.8
Other	—	—	0.2	—	—	—	—	0.2
Comprehensive income, net of tax:
Net income	—	—	—	—	100.6	—	—	100.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(4.7)	—	—	—	(4.7)
Unrealized losses on deferred compensation plan investments	—	—	—	0.5	—	—	—	0.5
Effects of cash flow hedges	—	—	—	3.8	—	—	—	3.8

Other comprehensive income (loss), net of tax:	—	—	—	(0.4)	—	—	—	(0.4)

Comprehensive income	—	—	—		—	—	—	100.2

Balances at December 31, 2005	310,637,499	3.1	1,252.7	0.7	(1,556.8)	—	—	(300.3)
Issuance of common stock, net of issuance costs	11,160,265	0.1	76.0	—	—	—	—	76.1
Stock option exercises	4,332,861	0.1	14.4	—	—	—	—	14.5
Shares issued under the employee stock purchase plan	634,777	—	3.1	—	—	—	—	3.1
Repurchase of treasury stock	—	—	—	—	—	(40,415,970)	(300.0)	(300.0)
Stock compensation expense	—	—	10.2	—	—	—	—	10.2
Comprehensive income, net of tax:
Net income	—	—	—	—	272.1	—	—	272.1
Other comprehensive income (loss), net of tax:						—
Foreign currency translation adjustments	—	—	—	0.6	—	—	—	0.6
Effects of cash flow hedges	—	—	—	(0.9)	—	—	—	(0.9)

Other comprehensive income (loss), net of tax:	—	—	—	(0.3)	—	—	—	(0.3)

Comprehensive income	—	—	—	—	—	—	—	271.8
Adjustment to initially apply FASB Statements No. 158, net of tax	—	—	—	(0.8)	—	—	—	(0.8)

Balances at December 31, 2006	326,765,402	3.3	1,356.4	(0.4)	(1,284.7)	(40,415,970)	(300.0)	(225.4)
Impact of adoption of FIN 48 on Accumulated deficit on January 1, 2007	—	—	—	—	(8.9)	—	—	(8.9)
Stock option exercises	10,506,914	0.1	41.9	—	—	—	—	42.0
Shares issued under the employee stock purchase plan	641,802	—	4.8	—	—	—	—	4.8
Restricted stock units issued	117,603	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(5,000,000)	(55.2)	(55.2)
Stock compensation expense	—	—	16.5	—	—	—	—	16.5
Comprehensive income, net of tax:								—
Net income	—	—	—	—	242.2	—	—	242.2
Other comprehensive income (loss), net of tax:								—
Foreign currency translation adjustments	—	—	—	2.0	—	—	—	2.0
Amortization of prior year service costs	—	—	—	0.3	—	—	—	0.3
Effects of cash flow hedges	—	—	—	(2.1)	—	—	—	(2.1)
Prior service cost from legal plan update	—	—	—	(0.3)	—	—	—	(0.3)

Other comprehensive income (loss), net of tax:				(0.1)				(0.1)

Comprehensive income	—	—	—	—	—	—	—	242.1

Balances at December 31, 2007	338,031,721	$3.4	$1,419.6	$(0.5)	$(1,051.4)	(45,415,970)	$(355.2)	$15.9

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$242.2	$272.1	$100.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.8	81.4	99.0
Cumulative effect of accounting change	—	—	3.2
(Gain) loss on sale and disposal of fixed assets	(9.1)	(5.8)	0.8
Gain on property insurance settlement	—	(5.7)
Proceeds from termination of interest rate swaps	0.3	—	—
Non-cash portion of loss on debt prepayment	0.1	1.3	—
Amortization of debt issuance costs and debt discount	4.1	2.8	1.7
Provision for excess inventories	6.7	18.7	13.2
Non-cash impairment of property, plant and equipment	—	4.7	—
Non-cash interest on junior subordinated note payable	—	—	9.1
Non-cash stock compensation expense	16.5	10.2	—
Deferred income taxes	3.2	3.5	(5.7)
Other	0.1	3.3	5.1
Changes in assets and liabilities:
Receivables	3.9	(19.6)	(35.4)
Inventories	(7.5)	(61.9)	10.6
Other assets	(51.4)	(15.0)	(6.2)
Accounts payable	28.5	5.0	11.6
Accrued expenses	(12.2)	27.7	(13.4)
Income taxes payable	0.3	(2.3)	3.2
Accrued interest	0.1	0.7	(0.6)
Deferred income on sales to distributors	(2.8)	26.1	0.4
Other long-term liabilities	1.3	2.6	(4.1)

Net cash provided by operating activities	317.1	349.8	193.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(140.7)	(199.0)	(46.1)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	2.5	(1.2)	(1.7)
Purchases of held-to-maturity securities	—	(35.4)	(2.1)
Purchases of available-for-sale securities	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	35.4	35.3
Proceeds from sales of available-for-sale securities	—	2.3	63.9
Proceeds from sales of property, plant and equipment	10.6	80.9	2.2
Purchase of a business	(147.0)	—	—
Purchases of non-marketable securities	(1.5)	—	—
Proceeds from property insurance settlement	—	7.9	—
Purchase of intangible assets	—	(11.9)	—
Purchase of minority interest	—	(9.2)	—
Other	—	—	(0.6)

Net cash provided by (used in) investing activities	(276.1)	(130.2)	34.8

Cash flows from financing activities:
Proceeds from debt issuance	25.5	509.0	95.0
Proceeds from issuance of common stock under the employee stock purchase plan	4.8	3.1	1.8
Proceeds from exercise of stock options	42.0	14.4	4.5
Dividend to minority shareholder of consolidated subsidiary	(4.1)	(1.4)	(4.2)
Proceeds from issuance of common stock, net of issuance costs	—	76.1	—
Payment of costs to issue common stock	—	—	(0.3)
Payment of capital lease obligation	(14.0)	(7.6)	(4.9)
Payment of debt issuance and amendment costs	(0.4)	(15.8)	(3.4)
Purchase of treasury stock	(55.2)	(300.0)	—
Repayment of long-term debt	(34.1)	(462.3)	(188.1)

Net cash used in financing activities	(35.5)	(184.5)	(99.6)

Effect of exchange rate changes on cash and cash equivalents	0.3	0.4	(0.7)

Net increase in cash and cash equivalents	5.8	35.5	127.6
Cash and cash equivalents, beginning of period	268.8	233.3	105.7

Cash and cash equivalents, end of period	$274.6	$268.8	$233.3

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

On August 4, 1999, the Company was recapitalized and certain related transactions were effected pursuant to an agreement among ON Semiconductor Corporation, its principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (“TPG”). Because TPG’s affiliates did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes were not impacted by the recapitalization.

Note 2:    Liquidity

The Company’s long-term debt is due at various times ranging from 2008 to 2026 depending on the debt instrument (see Note 9 “Long-Term Debt” ). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of December 31, 2007 and expects to remain in compliance with over the next twelve months. The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its financing agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through at least December 31, 2008. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-50 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods. During periods before the second quarter of 2006, a majority of the machinery and equipment was depreciated on a straight-line basis over a useful life of 5 years. During the second quarter of 2006, the Company changed the estimated useful life for a majority of its machinery and equipment currently in use from 5 years to 10 years. See Note 5 “Accounting Changes” for further discussion. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company plans to sell approximately 51 acres of land and two buildings located at its corporate headquarters in Phoenix, Arizona. During the fourth quarter of 2007 we entered into an agreement to sell the wafer fabrication facility and associated land at our Phoenix site for approximately $16 million, subject to various conditions and certain adjustments. If the sale is completed at the origionally contracted price, we expect to record gains totaling approximately $9 million. The sale is scheduled to be completed by the end of the first quarter of 2008, During the second quarter of 2007, the Company entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $12.3 million subject to various conditions and certain adjustments. If the sales are completed at the originally contracted price, the Company expects to record gains totaling approximately $11.0 million over the next three to four quarters. The remaining unused property and building is currently being marketed for sale. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as well as a manufacturing, design center and research and development facility.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”), the Company’s September 2006 acquisition of an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”), and the Company’s December 2007 acquisition of the voltage regulation and thermal monitoring products for its computing applications business from Analog Devices, Inc. and its subsidiaries (“ADI”). When the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the net carrying value of the Cherry Goodwill was $77.3 million, which included $18.4 million of accumulated amortization. During the third quarter of 2006 the Company acquired additional interest in its investment in Leshan for $9.2 million, for which the incremental interest in the underlying net tangible and identifiable intangible assets had an estimated fair value of $5.4 million resulting in $3.8 million of Goodwill. Additionally, during the fourth quarter of 2007 the Company acquired ADI’s CPU voltage and PC thermal monitoring business resulting in $91.3 million of Goodwill. Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

Intangible Assets

Intangible assets consist of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements and patents resulting from the May 2006 purchase of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility and the December 2007 purchase of ADI’s PTC Business (see Note 6 “Acquisitions” for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 12years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Intangible assets, net were as follows as of December 31, 2007 and December 31, 2006 (in millions):

	December 31, 2007
	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(1.7)	$12.2	5-12
Assembled workforce	6.7	(2.2)	4.5	5
Customer relationships	23.7	—	23.7	5
Non-compete agreements	0.4	—	0.4	3
Patents	16.7	—	16.7	12

Total intangibles	$61.4	$(3.9)	$57.5

	December 31, 2006
	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual Property	$5.2	$(0.6)	$4.6	5
Assembled Workforce	6.7	(0.9)	5.8	5

Total intangibles	$11.9	$(1.5)	$10.4

Amortization expense for intangible assets amounted to $2.4 million and $1.5 million for the years ended December 31, 2007 and December 31, 2006, respectively and is expected to be as follows over the next five years (in millions).

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Total
2008	$1.7	$1.3	$4.8	$0.2	$1.4	$9.4
2009	1.7	1.3	4.8	0.1	1.4	9.3
2010	1.7	1.3	4.7	0.1	1.4	9.2
2011	1.2	0.6	4.7	—	1.4	7.9
2012	0.7	—	4.7	—	1.4	6.8
Thereafter	5.2	—	—	—	9.7	14.9

Total estimated amortization expense	$12.2	$4.5	$23.7	$0.4	$16.7	$57.5

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 9 “Long-Term Debt — Loss on Debt Prepayment”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $18.9 million and $22.9 million at December 31, 2007 and 2006, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. The Company also generates revenue, although to a much lesser extent from manufacturing services provided to customers. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and sales of manufacturing services net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectibility is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in its consolidated balance sheet. The Company recognizes the related revenue and cost of revenues when it is informed by the distributor that they have resold the products to the end user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and margin on sales to distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. The Company’s original equipment manufacturer customers do not have the right to return products other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under the Company’s general agreements, distributors are allowed to return any product that has been removed from the price book. In addition, agreements with distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since the Company defers recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to the inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on the results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. Given that revenues consist of a high volume of relatively similar products, actual returns and allowances and warranty claims have not traditionally fluctuated significantly from period to period, and returns and allowances and warranty provisions have historically been reasonably accurate.

The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to approved specifications. The Company’s standard warranty extends for a period that is the greater of (i) three years from the date of shipment or (ii) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. In addition, the Company also offers cash discounts to customers for payments received within an agreed upon time, generally 10 days after shipment. The Company accrues reserves for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred.

Research and Development Costs

Research and development costs are expensed as incurred.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period The Company adopted SFAS No. 123R on January 1, 2006.

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of December 31, 2007, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred taxes will be realized.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these liabilities ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Additionally, the Company reviews the collectability of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period.

See Note 5 “Accounting Changes” for discussion relating to the Company’s adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive loss within stockholders’ equity (deficit).

Defined Benefit Plans

The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. See Note 14 “Employee Benefit Plans” for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Plans”.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of December 31, 2007 was 6.2%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN No. 47 “Accounting for Conditional Asset Retirement Obligations” in 2005 (“FIN No. 47”). See Note 5 “Accounting Changes” for further discussion of FIN 47.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies,” management records the appropriate liability when the amount is deemed probable and reasonably estimable.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

after November 15, 2007, although early adoption is permitted. The Company’s adoption of SFAS No. 157 is not expected to impact its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company’s adoption of SFAS No. 159 is not expected to impact its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

Note 4:     Pending Acquisition

On December 13, 2007, the Company and AMIS Holdings, Inc., a Delaware corporation (“AMIS”), entered into a merger agreement, under which AMIS will become a wholly-owned subsidiary of the Company. The merger agreement has been approved by the Boards of Directors of both companies, and the merger is expected to be completed within the first six months of 2008. At the effective time of the merger, each issued and outstanding share of common stock of AMIS will be converted into the right to receive 1.150 shares of the Company’s common stock, which had an estimated value of $894.1 million when the merger was announced on December 13, 2007. Consummation of the merger is subject to several closing conditions, including the adoption

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

of the merger agreement by the stockholders of AMIS, the approval by stockholders of the Company of the issuance of shares of its common stock, the approval by stockholders of the Company of an amendment to its certificate of incorporation to increase the amount of authorized common stock by 150 million shares; the expiration of applicable waiting periods in certain jurisdictions, the absence of certain governmental restraints and the effectiveness of a Form S-4 registration statement filed by the Company.

The merger agreement contains certain termination rights for both the Company and AMIS and provides that a specified fee must be paid by one party to the other in connection with certain termination events. In certain specified circumstances, the Company must pay AMIS a termination fee of $30.2 million (generally in the event the Board of Directors of the Company changes its recommendation that its stockholders adopt the merger agreement, or elects to pursue an alternative acquisition proposal from a third party). In other specified circumstances, AMIS must pay the Company a termination fee of $30.2 million (generally in the event the Board of Directors of AMIS changes its recommendation that its stockholders adopt the merger agreement, or elects to pursue an alternative acquisition proposal from a third party).

Note 5:     Accounting Changes

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

Estimated Useful Life

During the quarter ended June 30, 2006, the Company commissioned a study of the manufacturing equipment at its worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. Management, factoring in the results of this study, revised the estimated useful lives of its manufacturing equipment for depreciation purposes to 10 years on a prospective basis as of the beginning of the second quarter of 2006 and on a prospective basis. The effect of this change was to decrease depreciation expense by $9.8 million in 2007and $20.2 million in 2006 and increase net income by $9.8 million and $20.2 million and increase both basic and diluted net income per share by $0.03 and $0.06 for the years ended December 31, 2007 and December 31, 2006, respectively.

Stock Compensation Expense

See Note 13, “Employee Stock Benefit Plans” for the effects of the adoption of SFAS No. 123R “Share-Based Payment.”

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Funded Status of Employee Benefit Plans

See Note 14, “Employee Benefit Plans” for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans”.

Adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized approximately $8.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$21.7
Additions based on tax positions related to the current year	1.7
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1.7)
Lapse of statute	(0.7)
Settlements	(1.1)

Balance at December 31, 2007	$19.9

The entire December 31, 2007 balance of $19.9 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Included in the $19.9 million balance of unrecognized tax benefits at December 31, 2007, is $9.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2007, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. During the year ended December 31, 2007, the Company recognized approximately $2.7 million in interest and penalties. The Company had approximately $6.8 million and $4.1 million for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

Note 6:     Acquisitions

ADI’s PTC Business

On December 31, 2007, the Company purchased from ADI certain assets, including property, plant and equipment and intellectual property rights related to ADI’s voltage regulation and thermal monitoring products for its computing applications business (“PTC Business”). In accordance with Emerging Issues Task Force issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,”,this transaction was determined to be a business combination, not an acquisition of assets. As part of the purchase, the Company offered employment to substantially all of ADI’s employees involved in the PTC Business, of which 66 accepted employment with the Company at the time of the purchase. The Company and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ADI also entered into several ancillary agreements, including a licensing agreement, a one-year manufacturing supply agreement, a transition services agreement, and an escrow agreement covering certain post-closing indemnification obligations of ADI. The total acquisition cost of $148.0 million of cash included $147.0 million paid to ADI for the PTC Business and approximately $1.0 million in legal, accounting and appraisal fees related to the transaction. In addition, the Company entered into a $36.9 million supply agreement for inventory.

Results of operations for the PTC Business have been excluded from the consolidated financial statements of the Company because the date of acquisition occurred on December 31, 2007. As a result of the acquisition, the Company expects that the technical expertise, customer relationships and power management know-how of the PTC Business and its employees will expand the Company’s overall computing power management business and accelerate its notebook power management revenue.

The following table presents the allocation of the purchase price of the PTC Business, including professional fees and other related acquisition costs, to the assets acquired based on their fair values (in millions):

Inventory	$7.0
Property, plant and equipment	0.2
Intangible assets	49.5
Goodwill	91.3

Total assets acquired	$148.0

The $49.5 million of acquired intangible assets have a weighted-average useful life of approximately 9 years. The intangible assets that make up that amount include: customer relationships of $23.7 million (5-year weighted-average useful life), patents of $16.7 million (12-year weighted-average useful life), developed technology of $8.7 million (15-year weighted-average useful life) and other assets of $0.4 million (3-year weighted-average useful life). The $91.3 million of goodwill was assigned to the computing products segment, all of which is expected to be deductible for tax purposes.

The allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, that utilized established valuation techniques appropriate for the high-technology industry.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the PTC Business had occurred at January 1, 2006 (in millions, except per share data):

	Year Ended
	December 31, 2007	December 31, 2006
Net revenues	$1,648.3	$1,625.9
Net income	$214.2	$243.6
Net income per common share — Basic	$0.74	$0.76
Net income per common share — Diluted	$0.71	$0.71

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had occurred as of the beginning of 2007 and 2006, or of those results that may be obtained in the future. The unaudited pro forma consolidated results of operations include adjustments to net income to give effect to amortization of intangibles acquired.

Gresham, Oregon Wafer Fabrication Facility

On May 15, 2006, SCI LLC purchased LSI’s Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. In accordance with Emerging Issues Task Force issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” this transaction was determined to be an

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

acquisition of assets, not a business combination. The assets that were purchased included an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. SCI LLC also offered employment to substantially all of LSI’s manufacturing and engineering employees working at the Gresham facility at the time of the purchase. At the closing of the transaction, SCI LLC also entered into several ancillary agreements including, but not limited to, a wafer supply and test agreement, intellectual property license agreement, transition services agreement and facility use agreement.

The aggregate purchase price for the acquired assets was $106.5 million, which included approximately $1.5 million in legal, accounting and appraisal fees related to the transaction. In addition, approximately $1.1 million of certain net assets and liabilities were assumed by SCI LLC when the purchase was finalized on May 15, 2006. The aggregate purchase price of $106.5 million was allocated to the assets purchased based on their relative fair values as follows (in millions):

Property, plant and equipment, net:
Land	$12.9
Buildings	10.5
Machinery and equipment	71.2

Total property, plant and equipment	94.6

Intangible Assets:
Intellectual property	5.2
Assembled Workforce	6.7

Total intangible assets	11.9

Total long-term assets acquired	106.5
Other assets acquired and liablilities assumed	1.1

Total	$107.6

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, that utilized established valuation techniques appropriate for the high-technology industry.

The Company paid LSI a deposit of $10.5 million in April 2006 and also paid $80.6 million at the closing of the transaction on May 15, 2006, and paid the remaining balance of $15.0 million on August 14, 2006.

To finance a portion of the purchase, the Company completed a public offering on April 6, 2006 of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) of its common stock at a price of $7.00 per share. The net proceeds from this offering received by the Company were $76.1 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $0.4 million. See Note 12 “Common Stock, Treasury Stock and Net Income Per Share” for further discussion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 7:     Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2007 or had not been completed as of December 31, 2006, are as follows (in millions):

Restructuring

2007 Plan to Restructure Certain General and Administrative Positions in Asia

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Year ending December 31, 2007	$—	$1.0	$(0.5)	$—	$0.5

Cumulative charges of $1.0 million have been recognized through December 31, 2007, related to the 2007 plan to restructure certain general and administrative positions in Asia and have been included in restructuring, asset impairment and other, net on the consolidated statement of operations. In October 2007, the Company announced plans to change its management structure at its Aizu, Japan manufacturing facility and to outsource its healthcare professional services provided at its Seremban, Malaysia manufacturing facility. This activity is expected to be completed by the end of the first quarter of 2008. It is anticipated that approximately 21 employees will be terminated as a direct result of this plan. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the fourth quarter of 2007. As of December 31, 2007, $0.5 million remained to be paid. All termination benefits and associated severance payments related to this charge are expected to be paid by the end of the first quarter of 2008.

2007 Plan to Restructure Phoenix, Arizona Wafer Manufacturing

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Year ending December 31, 2007	$—	$2.0	$(2.0)	$—	$—

Cumulative charges of $2.0 million have been recognized through December 31, 2007, related to the 2007 plan to restructure Phoenix, Arizona wafer manufacturing and have been included in restructuring, asset impairment and other, net on the consolidated statement of operations. In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to the Company’s offshore lower-cost manufacturing facilities, expected to be completed by the end of the third quarter of 2008. It is anticipated that approximately 80 manufacturing employees will be terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007 the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 62 positions. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the third quarter of 2007 and the Company expects to record an additional $0.2 million through the end of the second quarter of 2008. All terminations and associated severance payments related to these activities are expected to be completed by the end of the second quarter of 2008.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Asset Impairments

In June 2006, the Company recorded $4.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Prior to June 2006, the Company has capitalized approximately $10.6 million of software development costs associated with modifications and enhancements to several business process and related systems. The $4.7 million of asset impairments resulted from the fact that the Company currently has no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in the second quarter of 2006 was triggered by a reallocation of corporate resources from these projects to other projects due to changes in corporate priorities, which include new objectives that arose from the purchase of the Gresham, Oregon wafer fabrication facility in May 2006 (See Note 6: “Acquisitions” for further discussion). The amount of the asset impairment charge taken in June 2006, of $4.7 million, was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

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

In 2005, the $0.5 million gain on sale of fixed assets related to the sale of portions of land at East Greenwich for approximately $0.7 million, which had a net book value of approximately $0.2 million prior to the sale. Also during the first quarter of 2005, the Company partially resolved an issue with a manufacturing supply contract in connection with the June 2002 restructuring program for $2.4 million. The remaining reserve was released during the first quarter of 2005.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8:     Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2007	2006
Receivables, net:
Accounts receivable	$178.7	$182.7
Less: Allowance for doubtful accounts	(3.5)	(4.8)

	$175.2	$177.9

Inventories, net:
Raw materials	$25.1	$25.6
Work in process	110.2	104.7
Finished goods	85.2	82.4

	$220.5	$212.7

Property, plant and equipment, net:
Land	$28.3	$27.9
Buildings	376.5	368.9
Machinery and equipment	1,216.2	1,157.3

Total property, plant and equipment	1,621.0	1,554.1
Less: Accumulated depreciation	(1,006.1)	(976.0)

	$614.9	$578.1

Accrued expenses:
Accrued payroll	$37.5	$48.6
Sales related reserves	39.9	34.8
Restructuring reserves	0.5	—
Accrued pension liability	0.2	0.3
Other	23.2	28.0

	$101.3	$111.7

Other comprehensive income:
Foreign currency translation adjustments	$0.1	$(1.9)
Unrealized prior service cost of defined benefit pension plan	(0.5)	(0.8)
Prior service cost from legal plan amendment	(0.3)	—
Net unrealized gains and adjustments related to cash flow hedges	0.2	2.3

	$(0.5)	$(0.4)

Depreciation expense for property, plant and equipment, including amortization of capitalized leases, totaled $75.7 million, $71.2 million, and $94.2 million for 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, total property, plant and equipment included $95.6 million and $90.0 million, respectively, of assets recorded under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity related to our warranty reserves for 2005, 2006 and 2007 follows (in millions):

Balance as of December 31, 2004	$3.0
Provision	5.3
Usage	(4.2)
Reserved released	(0.1)

Balance as of December 31, 2005	4.0

Provision	1.7
Usage	(3.3)
Reserved released	—

Balance as of December 31, 2006	2.4

Provision	1.3
Usage	(1.5)
Reserved released	—

Balance as of December 31, 2007	$2.2

Note 9:     Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2007	December 31, 2006
Senior Bank Facilities:
Term Loan, interest payable quarterly at 6.5800% and 7.6140%, respectively	$173.7	$198.9
Revolver	—	—

	173.7	198.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	9.6	12.4
Loan with Philippine banks due 2008 through 2012, interest payable quarterly at 6.2475%	25.0	—
Loan with Chinese bank due 2009, interest payable quarterly at 6.1100% and 6.565%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 6.1100% and 6.565%, respectively	6.0	6.0
Loan with Chinese bank due 2008 through 2013, interest payable semi-annually at 6.0488% and 6.580%, respectively	8.2	9.6
Loan with Chinese bank due 2008 through 2009, interest payable semi-annually at 6.3375% and 6.600%, respectively	15.7	20.0
Loan with Chinese bank due 2009, interest payable semi-annually at 6.3413% and 6.560%, respectively	5.0	5.0
5.0% Note payable to Oregon State due 2009	0.5	—
Capital lease obligations	62.7	71.1

	1,159.4	1,176.0
Less: Current maturities	(30.8)	(27.9)

	$1,128.6	$1,148.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

Annual maturities relating to the Company’s long-term debt as of December 31, 2007 are as follows (in millions):

Actual Maturities
2008	$30.8
2009	60.8
2010	280.2
2011	17.2
2012	120.1
Thereafter	650.3

Total	$1,159.4

Loss on Debt Prepayment

During the year ended December 31, 2007, the Company incurred a loss on debt prepayment of $0.1 million resulting from the prepayment of $23.9 million of our senior bank facilities.

During the year ended December 31, 2006, the Company incurred a loss on debt prepayment of $1.3 million resulting from the prepayment of $374.1 million of our senior bank facilities, using proceeds from the issuance of our 2.625% convertible senior subordinated notes and cash on hand.

Senior Bank Facilities

Terms Existing as of December 31, 2007

Borrowings under the senior bank facilities bear interest at rates selected by the Company based on either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, as defined, plus an interest rate spread of 1.75%. As of December 31, 2007, after consideration of the amendments to the credit agreement described below, the senior bank facilities contained a $25.0 million revolving line of credit. Letters of credit totaling $3.3 million were outstanding against the line of credit at December 31, 2007 leaving $21.7 million of availability at that date. The Company’s primary foreign exchange hedging agreement has a provision for termination of such agreement if at any time the amount available under the revolving line of credit becomes less than $2.5 million.

As of December 31, 2007, borrowings under the senior bank facilities were $173.7 million under the term loan, with interest payable quarterly and accruing at a rate of LIBOR plus 1.75%. The interest rate as of December 31, 2007 was 6.58%. Principal payments under the term loan facility are paid quarterly at an annualized rate of 1% of the original principal balance, with the remaining principal due at maturity. The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities, through December 31, 2007. Management believes that the Company will be able to comply with the various covenants and other requirements contained in its senior bank facilities through December 31, 2008.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

After refinancing during the first quarter of 2007, certain financial covenants were revised in the senior bank facilities to:

•

enhance the Company’s ability to incur indebtedness provided the leverage ratio is less than 4.0 to 1.0 and secured leverage ratio is less than 2.5 to 1.0 for secured debt based on consolidated EBITDA for the last four quarters;

•	make $300.0 million or more of restricted payments or investments such as stock repurchases, all subject to market and certain financial conditions;

•	permit incremental credit extensions of up to $260.0 million provided no defaults exists;

•	remove the limit on capital expenditures;

•	remove the minimum consolidated EBITDA requirement and established maximum secured leverage ratio of 2.5 should there be outstanding revolving loans, swing loans or letters of credit;

•	remove the mandatory term loan prepayment in an aggregate amount equal to of 50% of excess cash flow provided the secured leverage ratio is not exceeded;

•	increase the prepayment trigger event to $10.0 million; and

•	increase the maximum amount of sale and leaseback transactions to $25.0 million during any four consecutive quarters.

The March 2007 amendment also reduced, among other things, the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75% and also extended the maturity date of the facilities by approximately four years to 2013. Additionally, using cash generated from operations, during the first quarter of 2007 the Company repaid approximately $23.9 million of the term loan under the senior bank facilities. Terms within the Company’s senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should the Company exceed leverage and secured leverage ratios as specified therein.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

principal amount of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. The Company intends to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

The new notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 101.8849 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $9.815 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after April 15, 2010. The Company determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and the Company continues to evaluate the significance of this feature on a quarterly basis.

The notes will mature on April 15, 2024. Beginning April 15, 2010, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to April 15, 2010, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require the Company to repurchase the notes for cash on April 15, of 2010, 2014 and 2019 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

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

Included in other assets as of December 31, 2007 were $3.6 million of debt issuance costs associated with the zero coupon convertible senior subordinated notes, which will be amortized ratably through 2010.

1.875% Convertible Senior Subordinated Notes

In order to finance the repayment of the previously outstanding junior subordinated note, on December 21, 2005 the Company issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. The Company received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing and future subsidiaries of the Company.

The notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 142.8571 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $7.00 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2012. The Company determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and the Company continues to evaluate the significance of this feature on a quarterly basis.

The notes will mature on December 15, 2025. Beginning December 20, 2012, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to December 15, 2012, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require the Company to repurchase the notes for cash on December 15 of 2012, 2015 and 2020 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

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

Included in other assets as of December 31, 2007, were $2.5 million of debt issuance costs associated with the convertible senior subordinated notes, which will be amortized using the effective interest method through 2012.

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

The notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) after June 15, 2013. The Company determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and the Company continues to evaluate the significance of this feature on a quarterly basis.

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

Included in other assets as of December 31, 2007, were $11.5 million of debt issuance costs associated with the convertible senior subordinated notes, which will be amortized using the effective interest method through 2013.

Japanese Loan

In October 2000, the Company’s Japanese subsidiary entered into a yen-denominated loan agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which had a balance of $9.6 million at December 31, 2007 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 2.25% and requires semi-annual principal payments through March 2010 of approximately $1.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

million (based on the yen-to-dollar exchange rate at December 31, 2007) along with accrued interest. Additionally, the final principal payment in September 2010 will be approximately $1.2 million (based on yen-to-dollar exchange rate at December 31, 2007) along with accrued interest. The loan is unsecured, however, the bank has rights under the agreement to obtain the collateral of the Japanese subsidiary under certain circumstances. In addition, the loan is guaranteed on an unsecured basis by SCI LLC, the Company’s primary domestic operating subsidiary.

Philippine Loan

In October 2007, the Company’s Philippine subsidiary entered into a five-year loan agreement with the Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $25.0 million at December 31, 2007, bears interest at 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance to be repaid on the maturity date of the loan, which is October 11, 2012.

Chinese Loans

In August and September 2006, the Company refinanced its existing loans with two Chinese banks. The Company’s long-term debt includes a $14.0 million loan facility due in 2009 with a Chinese bank, from tranches entered into from November 2000 through February 2001. Interest on this loan facility is payable quarterly and accrues at three month LIBOR plus 1.2% and resets each quarter.

The Company’s long-term debt includes a $6.0 million loan facility due in 2009 with the same Chinese bank as the $14.0 million loan facility, entered into in August 2006. Interest on this loan is payable quarterly and accrues three month LIBOR plus 1.2%, and reset each quarter.

The Company’s long-term debt also includes a $28.9 million loan facility with another Chinese bank. This loan facility is comprised of three tranches for $15.7 million, $5.0 million and $8.2 million, respectively. The $15.7 million tranche was modified in August 2006 with $8.7 million amortizing quarterly over three years and the remaining $7.0 million due in 2009. Interest on this tranche is payable semi-annually and accrues at a six month LIBOR, plus 1.2% and resets each half year.

The $5.0 million tranche was executed in August 2006 and is due in 2009. Interest on this tranche is payable semi-annually and accrues at six month LIBOR plus 1.2%, and resets each half year.

The $8.2 million tranche was executed in December 2003 with scheduled quarterly principal payments through December 2013. Interest on this tranche is payable semi-annually and accrues at six month LIBOR plus 1.2%, and resets each half year.

Oregon State Note

In January 2007, the Company recorded the receipt of $0.5 million of proceeds from a loan agreement and promissory note with the State of Oregon for the purpose of developing local business. The note, which had a balance of $0.5 million at December 31, 2007, matures on July 31, 2009 and carries an annual interest rate of 5%. The total loan is expected to be for $1.5 million and is to be disbursed in three equal payments with each payment conditioned on the completion of certain requirements by the Company. The note is for the loan amount or so much thereof as has been disbursed. The State of Oregon will forgive all or a portion of the loan and accrued interest upon the satisfaction by the Company of certain conditions, including maintaining 400 full-time equivalent employees at the Gresham, Oregon facility for a specific period of time.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2007
Cash and cash equivalents	$—	$192.1	$—	$82.5	$—	$274.6
Receivables, net	—	26.4	—	148.8	—	175.2
Inventories, net	—	33.9	—	185.0	1.6	220.5
Other current assets	—	7.8	—	60.5	—	68.3
Deferred income taxes	—	(1.8)	—	8.5	—	6.7

Total current assets	—	258.4	—	485.3	1.6	745.3
Property, plant and equipment, net	—	157.3	3.7	453.9	—	614.9
Goodwill and intangible assets	—	48.3	73.0	108.6	—	229.9
Investments and other assets	647.7	570.9	43.2	25.1	(1,239.4)	47.5

Total assets	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

Accounts payable	$—	$27.7	$0.2	$135.6	$—	$163.5
Accrued expenses and other current liabilities	0.6	56.6	1.3	76.8	1.7	137.0
Deferred income on sales to distributors	—	30.1	—	90.3	—	120.4

Total current liabilities	0.6	114.4	1.5	302.7	1.7	420.9
Long-term debt	839.0	213.6	—	76.0	—	1,128.6
Other long-term liabilities	—	29.8	—	17.0	—	46.8
Deferred income taxes	—	(1.8)	—	8.7	—	6.9
Intercompany	(207.8)	(112.1)	(13.4)	127.8	205.5	—

Total liabilities	631.8	243.9	(11.9)	532.2	207.2	1,603.2
Minority interests in consolidated subsidiaries	—	—	—	—	18.5	18.5
Stockholders’ equity (deficit)	15.9	791.0	131.8	540.7	(1,463.5)	15.9

Liabilities, minority interests and stockholders’ equity (deficit)	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2006
Cash and cash equivalents	$—	$186.7	$—	$82.1	$—	$268.8
Receivables, net	—	35.5	—	142.4	—	177.9
Inventories, net	—	35.3	—	175.5	1.9	212.7
Other current assets	—	7.9	—	26.4	—	34.3
Deferred income taxes	—	(1.8)	—	8.9	—	7.1

Total current assets	—	263.6	—	435.3	1.9	700.8
Property, plant and equipment, net	—	166.7	3.0	408.4	—	578.1
Goodwill and intangible assets	—	14.9	72.6	3.6	—	91.1
Investments and other assets	406.4	248.7	48.5	19.0	(676.1)	46.5

Total assets	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

Accounts payable	$—	$42.3	$0.1	$123.3	$—	$165.7
Accrued expenses and other current liabilities	0.7	69.9	1.0	70.8	1.7	144.1
Deferred income on sales to distributors	—	39.9	—	83.3	—	123.2

Total current liabilities	0.7	152.1	1.1	277.4	1.7	433.0

Long-term debt	839.0	248.0	—	61.1	—	1,148.1
Other long-term liabilities	—	20.3	0.2	15.3	—	35.8
Deferred income taxes	—	(1.8)	—	6.0	—	4.2
Intercompany	(207.9)	(266.1)	179.9	88.6	205.5	—

Total liabilities	631.8	152.5	181.2	448.4	207.2	1,621.1

Minority interests in consolidated subsidiaries	—	—	—	—	20.8	20.8
Stockholders’ equity (deficit)	(225.4)	541.4	(57.1)	417.9	(902.2)	(225.4)

Liabilities, minority interests and stockholders’ equity (deficit)	$406.4	$693.9	$124.1	$866.3	$(674.2)	$1,416.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2007
Revenues	$—	$522.9	$15.9	$1,949.5	$(922.1)	$1,566.2
Cost of revenues	—	442.5	1.7	1,453.3	(921.8)	975.7

Gross profit	—	80.4	14.2	496.2	(0.3)	590.5

Research and development	—	31.3	12.1	89.6	—	133.0
Selling and marketing	—	50.7	1.2	42.7	—	94.6
General and administrative	—	143.4	(150.0)	89.3	—	82.7
Restructuring, asset impairments and other, net	—	2.0	—	1.0	—	3.0

Total operating expenses	—	227.4	(136.7)	222.6	—	313.3

Operating income (loss)	—	(147.0)	150.9	273.6	(0.3)	277.2
Interest expense, net	(18.4)	0.5	(2.1)	(5.8)	—	(25.8)
Other	—	1.4	—	(1.4)	—	—
Loss on debt prepayment	—	(0.1)	—	—	—	(0.1)
Equity in earnings	260.6	399.0	3.3	—	(662.9)	—

Income (loss) before income taxes and minority interests	242.2	253.8	152.1	266.4	(663.2)	251.3
Income tax provision	—	2.6	—	(10.3)	—	(7.7)
Minority interests	—	—	—	—	(1.4)	(1.4)

Net income (loss)	$242.2	$256.4	$152.1	$256.1	$(664.6)	$242.2

Net cash provided by (used in) operating activities	$—	$(68.5)	$179.7	$205.9	$—	$317.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(35.6)	(0.1)	(105.0)	—	(140.7)
Funds deposited for purchases of property, plant and equipment	—	—	—	2.5	—	2.5
Purchase of intangible assets	—	—	—	—	—	—
Purchases of held-to-maturity securities	—	—	—	—	—	—
Purchase of minority interest	—	—	—	—	—	—
Proceeds from sales of held-to-maturity securities	—	—	—	—	—	—
Proceeds from sales of available-for-sale securities	—	—	—	—	—	—
Purchase of non-marketable securities	—	(1.5)	—	—	—	(1.5)
Purchase of a business	—	(34.9)	—	(112.1)	—	(147.0)
Proceeds from sales of property, plant and equipment	—	0.4	—	10.2	—	10.6

Net cash used in investing activities	—	(71.6)	(0.1)	(204.4)	—	(276.1)

Cash flows from financing activities:
Intercompany loans	—	(764.2)	—	764.2	—	—
Intercompany loan repayments	—	947.5	(179.6)	(767.9)	—	—
Proceeds from debt issuance	—	0.5	—	25.0	—	25.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	4.8	—	—	—	4.8
Proceeds from exercise of stock options and warrants	—	42.0	—	—	—	42.0
Repurchase of Tresaury Stock	—	(55.2)	—	—	—	(55.2)
Dividends to minority shareholder of consolidated subsidiary	—	8.4	—	(12.5)	—	(4.1)
Equity injections from Parent	—	—	8.4	—	—	8.4
Subsidiary declared dividend	—	—	(8.4)	—	—	(8.4)
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	—	—
Payment of capital lease obligation	—	(12.6)	—	(1.4)	—	(14.0)
Payment of debt issuance and amendment costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(25.3)	—	(8.8)	—	(34.1)

Net cash used in financing activities	—	145.5	(179.6)	(1.4)	—	(35.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	—	5.4	—	0.4	—	5.8
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$192.1	$—	$82.5	$—	$274.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2006
Revenues	$—	$531.3	$15.6	$1,842.6	$(857.7)	$1,531.8
Cost of revenues	—	430.8	2.5	1,382.0	(872.5)	942.8

Gross profit	—	100.5	13.1	460.6	14.8	589.0

Research and development	—	24.6	11.7	64.9	—	101.2
Selling and marketing	—	51.4	0.9	38.7	—	91.0
General and administrative	—	(9.3)	(0.1)	96.1	—	86.7
Restructuring, asset impairments and other, net	—	(5.0)	(0.7)	(1.2)	—	(6.9)

Total operating expenses	—	61.7	11.8	198.5	—	272.0

Operating income (loss)	—	38.8	1.3	262.1	14.8	317.0
Interest expense, net	(4.5)	(15.0)	(9.1)	(11.4)	—	(40.0)
Other	—	4.6	—	(4.1)	—	0.5
Loss on debt prepayment	—	(1.3)	—	—	—	(1.3)
Equity in earnings	276.6	237.6	5.9	—	(520.1)	—

Income (loss) before income taxes and minority interests	272.1	264.7	(1.9)	246.6	(505.3)	276.2
Income tax provision	—	5.8	—	(6.7)	—	(0.9)
Minority interests	—	—	—	—	(3.2)	(3.2)

Net income (loss)	$272.1	$270.5	$(1.9)	$239.9	$(508.5)	$272.1

Net cash provided by operating activities	$—	$185.7	$6.3	$157.8	$—	$349.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(120.7)	(0.1)	(78.2)	—	(199.0)
Funds deposited for purchases of property, plant and equipment	—	—	—	(1.2)	—	(1.2)
Purchase of intangible assets	—	(11.9)	—	—	—	(11.9)
Purchases of held-to-maturity securities	—	(35.4)	—	—	—	(35.4)
Purchase of minority interest	—	—	(9.2)	—	—	(9.2)
Proceeds from sales of held-to-maturity securities	—	35.4	—	—	—	35.4
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	75.7	3.0	2.2	—	80.9
Proceeds from property insurance settlement	—	7.9	—	—	—	7.9

Net cash used in investing activities	—	(46.7)	(6.3)	(77.2)	—	(130.2)

Cash flows from financing activities:
Intercompany loans	—	(530.9)	—	530.9	—	—
Intercompany loan repayments	—	615.6	—	(615.6)	—	—
Proceeds from debt issuance	—	484.0	—	25.0	—	509.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	3.1	—	—	—	3.1
Proceeds from exercise of stock options and warrants	—	14.4	—	—	—	14.4
Repurchase of Tresaury Stock	—	(300.0)	—	—	—	(300.0)
Dividends to minority shareholder of consolidated subsidiary	—	2.0	—	(3.4)	—	(1.4)
Payment of costs to issue common stock	—	76.1	—	—	—	76.1
Payment of capital lease obligation	—	(7.6)	—	—	—	(7.6)
Payment of debt issuance and amendment costs	—	(15.8)	—	—	—	(15.8)
Repayment of long term debt	—	(440.2)	—	(22.1)	—	(462.3)
Equity injections from Parent	—	—	2.0	—	—	2.0
Subsidiary declared dividend	—	—	(2.0)	—	—	(2.0)

Net cash used in financing activities	—	(99.3)	—	(85.2)	—	(184.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4

Net increase (decrease) in cash and cash equivalents	—	39.7	—	(4.2)	—	35.5
Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$186.7	$—	$82.1	$—	$268.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2005
Revenues	$—	$421.4	$25.8	$1,638.8	$(825.4)	$1,260.6
Cost of revenues	—	367.3	23.6	1,280.2	(829.0)	842.1

Gross profit	—	54.1	2.2	358.6	3.6	418.5

Research and development	—	20.9	11.1	61.7	—	93.7
Selling and marketing	—	41.8	0.8	36.7	—	79.3
General and administrative	—	18.5	6.4	49.7	—	74.6
Restructuring, asset impairments and other, net	—	1.0	(1.0)	3.3	—	3.3

Total operating expenses	—	82.2	17.3	151.4	—	250.9

Operating income (loss)	—	(28.1)	(15.1)	207.2	3.6	167.6
Interest expense, net	(1.6)	(30.7)	(10.0)	(13.7)	—	(56.0)
Other	—	(1.7)	—	(1.3)	—	(3.0)
Equity in earnings	102.2	156.5	5.8	—	(264.5)	—

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	100.6	96.0	(19.3)	192.2	(260.9)	108.6
Income tax provision	—	1.8	—	(3.3)	—	(1.5)
Minority interests	—	—	—	—	(3.6)	(3.6)

Income (loss) before cumulative effect of accounting change	100.6	97.8	(19.3)	188.9	(264.5)	103.5
Cumulative effect of accounting change, net of income taxes	—	(1.9)	(0.5)	(0.5)	—	(2.9)

Net income (loss)	$100.6	$95.9	$(19.8)	$188.4	$(264.5)	$100.6

Net cash provided by (used in) operating activities	$—	$(147.3)	$(1.2)	$341.6	$—	$193.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(13.7)	—	(32.4)	—	(46.1)
Funds deposited for purchases of property, plant and equipment	—	—	—	(1.7)	—	(1.7)
Purchases of held-to-maturity securities	—	(2.1)	—	—	—	(2.1)
Purchases of available-for-sale securities	—	(16.1)	—	—	—	(16.1)
Proceeds from sales of held-to-maturity securities	—	35.3	—	—	—	35.3
Proceeds from sales of available-for-sale securities	—	63.9	—	—	—	63.9
Proceeds from sales of property, plant and equipment	—	1.0	1.2	—	—	2.2
Other	—	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) investing activities	—	68.3	1.2	(34.7)	—	34.8

Cash flows from financing activities:
Intercompany loans	—	(584.5)	180.0	404.5	—	—
Intercompany loan repayments	—	865.7	(180.0)	(685.7)	—	—
Proceeds from debt issuance	—	95.0	—	—	—	95.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.8	—	—	—	1.8
Proceeds from exercise of stock options and warrants	—	4.5	—	—	—	4.5
Dividends to minority shareholder of consolidated subsidiary	—	6.5	—	(10.7)	—	(4.2)
Payment of costs to issue common stock	—	(0.3)	—	—	—	(0.3)
Payment of capital lease obligation	—	(4.7)	—	(0.2)	—	(4.9)
Payment of debt issuance and amendment costs	—	(3.4)	—	—	—	(3.4)
Repayment of long term debt	—	(169.7)	—	(18.4)	—	(188.1)
Equity injections from Parent	—	—	6.5	—	—	6.5
Subsidiary declared dividend	—	—	(6.5)	—	—	(6.5)

Net cash provided by (used in) financing activities	—	210.9	—	(310.5)	—	(99.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)

Net increase (decrease) in cash and cash equivalents	—	131.9	—	(4.3)	—	127.6
Cash and cash equivalents, beginning of period	—	15.1	—	90.6	—	105.7

Cash and cash equivalents, end of period	$—	$147.0	$—	$86.3	$—	$233.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

Note 10:    Income Taxes

Geographic sources of income (loss) before income taxes, minority interests and cumulative effect of accounting change are as follows (in millions):

	Year ended December 31,
	2007	2006	2005
United States	$(13.6)	$14.3	$(86.7)
Foreign	264.9	261.9	195.3

	$251.3	$276.2	$108.6

The provision for income taxes is as follows (in millions):

	Year ended December 31,
	2007	2006	2005
Current
Federal	$—	$—	$—
State and local	—	—	(0.1)
Foreign	4.6	(2.4)	7.3

	4.6	(2.4)	7.2

Deferred
Federal	—	—	—
State and local	—	—	—
Foreign	3.1	3.3	(5.7)

	3.1	3.3	(5.7)

	$7.7	$0.9	$1.5

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	—	—	(0.1)
Foreign withholding taxes	—	—	0.3
Foreign rate differential	(32.4)	(37.4)	(55.5)
Dividend income from foreign subsidiaries	17.2	6.5	61.8
Change in valuation allowance	(16.4)	(2.0)	(37.9)
Other	(0.3)	(1.8)	(2.2)

	3.1%	0.3%	1.4%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2007 and December 31, 2006 are as follows (in millions):

	Year ended December 31,
	2007	2006
Net operating loss and tax credit carryforwards	$373.5	$403.9
Tax-deductible goodwill	122.4	157.6
Reserves and accruals	20.6	18.5
Property, plant and equipment	51.7	47.9
Inventories	15.7	20.4
Other	35.2	19.6

Gross deferred tax assets	$619.1	$667.9
Valuation allowance	(619.3)	(665.0)

Net deferred tax asset (liability)	$(0.2)	$2.9

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2007, the Company had $12.3 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction to the provision for income taxes.

As of December 31, 2007, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $848.6 million, $915.3 million and $1.5 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2009 through 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOL’s to approximately $93.1 million per year.

The Company reviews the collectibility of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period. As of December 31, 2007 the Company had no allowances for tax receivables.

The 2007 provision included $9.9 million for income and withholding taxes of certain of the Company’s foreign operations and $5.1 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $7.3 million of previously accrued income taxes for anticipated audit issues.

During 2007, the Company reassessed its intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries, concluding that except for certain earnings that the Company intends to reinvested indefinitely, provisions will be made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings of approximately $447.4 million at December 31, 2007, have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

Note 11:    Redeemable Preferred Stock

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

The Company has 100,000 authorized shares of preferred stock. On September 7, 2001, the Company issued 10,000 shares of the preferred stock with a stated value of $100.0 million to an affiliate of TPG. As of the issuance date, the preferred stock was convertible into 35,460,993 shares of the Company’s common stock at a price of $2.82 per share (subject to specified anti-dilution provisions) and was redeemable at the holder’s option any time after September 7, 2009. During the periods the preferred stock was outstanding, the preferred stock had a cumulative dividend payable quarterly in cash, at the rate of 8.0% per annum (or, if greater during the relevant quarterly period, in an amount equal to the value of the dividends that would be paid on the common stock then issuable upon conversion of the preferred stock), compounded to the extent not paid, and subject to restrictions under the Company’s senior bank facilities and other documents relating to the Company’s indebtedness. There were $9.2 million of preferred stock dividends that accrued during the year ended December 31, 2005.

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

Note 12:    Common Stock, Treasury Stock and Net Income Per Share

On April 6, 2006, the Company completed a public offering of common stock registered pursuant to a shelf registration statement originally filed with the Securities and Exchange Commission on January 2, 2004. In connection with this offering, the Company issued approximately 11.2 million shares (which includes 0.7 million shares issued as over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by the Company were $76.1 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $0.4 million. The Company used the net proceeds to partially fund the purchase of LSI’s Gresham wafer fabrication facility, which had a total purchase price of $105 million. See further discussion in Note 6 “Acquisitions.”

In May 2006, the Company’s stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 500 million shares to 600 million shares.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net income per share calculations for 2007, 2006 and 2005 are as follows (in millions, except per share data):

	2007	2006	2005
Net income before cumulative effect of accounting change	$242.2	$272.1	$103.5
Less: Accretion to redemption value of convertible redeemable preferred stock (1)	—	—	1.0
Less: Convertible redeemable preferred stock dividends	—	—	(9.2)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock	—	—	(20.4)
Less: Allocation of undistributed earnings to preferred shareholders before cumulative effect of accounting change		—	(10.1)

Net income applicable to common stock before cumulative effect of accounting change	242.2	272.1	64.8
Less: Allocation of undistributed earnings to preferred shareholders applicable to cumulative effect of accounting change	—	—	0.4
Cumulative effect of accounting change	—	—	(2.9)

Net income applicable to common stock	242.2	272.1	62.3
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	—	0.8	1.5

Diluted net income applicable to common stock	$242.2	$272.9	$63.8

Basic weighted average common shares outstanding	290.8	319.8	263.3
Add: Incremental shares for:
Dilutive effect of stock options	7.5	6.5	7.0
1.875% convertible senior subordinated notes	2.9	1.1	—
Convertible zero coupon senior subordinated notes	—	14.7	26.5

Diluted weighted average common shares outstanding	301.2	342.1	296.8

Income per share
Basic:
Net income applicable to common stock before cumulative effect of accounting change	$0.83	$0.85	$0.25
Cumulative effect of accounting change	$—	—	(0.01)

Net income applicable to common stock	$0.83	$0.85	$0.24

Diluted:
Net income applicable to common stock before cumulative effect of accounting change	$0.80	$0.80	$0.22
Cumulative effect of accounting change	$—	—	(0.01)

Net income applicable to common stock	$0.80	$0.80	$0.21

(1)	Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million in 2005 is the fair value of approximately 3.9 million shares issued to TPG on November 10, 2005 as discussed in Note 11 “Redeemable Preferred Stock.”

Basic net income per share is computed by dividing net income, adjusted for the accretion to redemption value and dividends related to the Company’s preferred stock during the periods they were outstanding, by the weighted average number of common shares outstanding during the period. In periods in which the Company

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

generated income when the preferred stock was outstanding, the two-class method was used to calculate basic net income per share whereby net income, adjusted for the accretion to redemption value and dividends related to the Company’s preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock.

Diluted net income per share generally would assume the conversion of the preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and upon the assumed conversion of the Company’s convertible senior subordinated notes. However, since basic net income per share under the two-class method is lowered due to the allocation of undistributed net income to preferred stockholders in periods the preferred stock was outstanding, the impact to diluted net income per share of the assumed conversion of the convertible redeemable preferred stock into common stock will generally be anti-dilutive, and therefore was excluded from the calculation of diluted net income per share during periods the preferred stock was outstanding.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. In determining diluted net income per share for the year ended December 31, 2005 the assumed conversion of 41.1 million shares of the preferred stock were excluded as the related impacts would have been anti-dilutive.

Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted net income per share calculation. The excluded option shares were 7.2 million, 12.6 million and 12.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

As a result of the July 2006 exchange offer (see Note 9 “Long-Term Debt” for discussion), the zero coupon convertible senior subordinated notes due 2024 are convertible into cash up to the par value of $260.0 million, based on conversion price of $9.82 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2007 and 2006 the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded during the periods subsequent to the exchange offer. For the periods prior to the exchange offer, the assumed conversion of the zero coupon convertible senior subordinated notes into 26.5 million shares was included in determining diluted net income per share.

For the year ended December 31, 2005, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2005 the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the years ended December 31, 2007 and 2006, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2007 and 2006 the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

See Note 9 “Long-Term Debt” for further discussion of the zero coupon convertible senior subordinated notes, the 1.875% and 2.625% convertible senior subordinated notes.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity (deficit) in the accompanying consolidated financial statements. The Company used proceeds from the issuance of its 2.625% convertible senior subordinated notes due 2026 and cash on hand to repurchase 40,415,970 shares of its common stock during 2006. Of this total, 9,749,303 shares of the Company’s Common stock was repurchased from TPG at a price of $7.18 per share. This per share purchase price represented a discount of approximately 3% from the closing price of the Company’s common stock on the day prior to the execution of the related purchase agreement between TPG and the Company. Additionally, the Company used cash on hand to repurchase 5,000,000 shares of its common stock during the year ended December 31, 2007, at a price of $11.05 per share. These shares were acquired for general corporate purposes and none of these shares had been reissued or retired as of December 31, 2007.

Note 13:     Employee Stock Benefit Plans

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

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the 2000 Plan which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. As of January 1, 2008 and 2007, the number of shares of the Company’s common stock reserved and available for grant increased by 8.8 million and 8.6 million, respectively to 64.9 million and 56.1 million, respectively, from 47.5 million shares as of December 31, 2005, in accordance with the approved amendments. The 2000 Plan has also been amended to increase the maximum number of options granted to any one participant during a fiscal year from 1.0 million shares to 2.5 million, and to allow the Board of Directors to adopt a program of exchanging underwater options for newly issued options.

Generally, the options granted under both plans vest over a period of four years and have a term of 10 years. Under the 1999 Plan, all outstanding options and under the 2000 Plan certain outstanding options vest automatically upon a change of control, as defined in the plan document, provided the option holder is employed by the Company on the date of the change in control. Under the 2000 Plan, certain other outstanding options vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after the date of termination (one year in the case of death or disability), unless otherwise specified in an option holder’s employment or stock option agreement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

There was an aggregate of 21.0 million and 18.5 million shares of common stock available for grant under both plans at December 31, 2007 and December 31, 2006, respectively.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the years ended December 31, 2007 and 2006 employees purchased approximately 641,800 and 634,777 shares under the plan, respectively. Through December 31, 2004, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 8.5 million shares. As of December 31, 2007, there were 2.2 million shares available for issuance under the Employee Stock Purchase Plan.

Restricted Stock Units

The Company’s stock compensation plan permits the granting of restricted stock units to eligible employees and non-employee directors at fair market value at the date of the grant. Restricted stock units vest over three to four years or based on the achievement of certain performance criteria and are payable in shares of the Company’s stock upon vesting.

During the fourth quarter of 2007, the Company issued 265,000 restricted stock units to certain officers of the Company that vest upon the achievement of certain performance criteria. The number of units vesting is evaluated each reporting period and compensation expense is recognized for those units for which issuance is probable. As of December 31, 2007, the Company determined that it was probable that all performance criteria would be met by the end of the third quarter of 2008. Accordingly, compensation expense of $0.8 million was recognized during the fourth quarter of 2007 in conjunction with these units.

The following table presents a summary of the status of the Company’s non-vested restricted stock units granted to certain officers and directors of the Company as of December 31, 2007, and changes during the year ended December 31, 2007 (number of shares in millions):

	Year Ended December 31, 2007
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2006	0.3	$6.21
Granted	1.4	11.13
Vested	(0.1)	6.21
Forfeited	(0.1)	8.55

Nonvested shares of restricted stock units at December 31, 2007	1.5	$10.55

As of December 31, 2007, there was approximately $11.3 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the plan; of this total approximately $2.5 million of unrecognized compensation expense related to the performance based restricted stock units. The cost is expected

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

to be recognized over the vesting period; for restricted stock units with performance criteria expense will be recognized over the period the performance criteria is met. Compensation expense related to restricted stock units was $3.3 million for the year ended December 31, 2007.

Share-Based Compensation Information under SFAS No. 123R

The fair value of each option grant in 2006 and thereafter is estimated on the date of grant using a lattice-based option valuation model. In years prior to 2005, the Company has used the Black-Scholes option-pricing model to calculate the fair value of its options. The lattice-based model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2007 and December 31, 2006 was $3.72 and $2.90 per share, respectively, and was calculated using the lattice-based model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Volatility	41.9%	49.2%
Risk-free interest rate	4.4%	4.8%
Post-vesting forfeiture rate	8.0%	9.2%
Rate of exercise	36.3%	28.5%

The Company used implied volatility of market — traded options of the Company’s stock exclusively for the expected volatility assumption input to the lattice-based model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The Company has historically not declared dividends, thus the dividend yield was assumed to be zero in the lattice-based model. The post-vesting forfeiture rate and rate of exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively. The rate of exercise indicates the annual rate at which vested, in-the-money options have historically been exercised.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-based model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The lattice-based model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The lattice-based model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the years ended December 31, 2007 and December 31, 2006 derived from the lattice-based model was 4.2 years and 4.0 years, respectively.

In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year 2006 and thereafter is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 12% and 13% in the years ended December 31, 2007 and December 31, 2006, respectively.

The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Employee Stock Purchase Plan during the years ended December 31, 2007 and December 31, 2006 were $2.31 per share and $1.49 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected life (in years)	0.25	0.25
Risk-free interest rate	4.57%	4.76%
Volatility	40.00%	46.00%

Total estimated share-based compensation expense, related to the Company’s employee stock options, employee stock purchase plan and restricted stock units recognized for the years ended December 31, 2007and December 31, 2006 were comprised as follows (in millions, except per share data):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenues	$4.7	$2.5
Research and development	2.6	1.7
Selling and marketing	2.9	2.1
General and administrative	6.3	3.9

Share-based compensation expense before income taxes	16.5	10.2
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$16.5	$10.2

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

The Company recorded $6.4 million in share-based compensation expense during the year ended December 31, 2007, related to share-based awards granted during the year ended December 31, 2007. This included expense related to the Employee Stock Purchase Plan of $1.5 million during the year ended December 31, 2007, and $2.6 million and $2.3 million of expense related to awards of restricted stock units and stock options, respectively, in the year ended December 31, 2007.

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Agregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2006	27.3	$5.39
Grants	6.2	9.40
Exercises	(10.5)	4.00
Cancellations	(1.5)	7.58

Outstanding at December 31, 2007	21.5	$7.08	6.88	$50.90

Exercisable at December 31, 2007	9.1	$6.52	4.83	$30.50

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net stock options, after forfeitures and cancellations, granted during the year ended December 31, 2007 and December 31, 2006 represented 1.7% and 1.3% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2007 and December 31, 2006 represented 2.1% and 2.0% of outstanding shares as of the end of each such fiscal year, respectively.

At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $22.8 million, which is expected to be recognized over a weighted average period of 2.5 years. The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $67.2 million. The Company recorded cash received from the exercise of stock options of $42.0 million and cash from issuance of shares under the Employee Stock Purchase Plan of $4.8 million and no related tax benefits during the year ended December 31, 2007. Upon option exercise or completion of a purchase under the Employee Stock Purchase Plan the Company issues new shares of stock.

Additional information about stock options outstanding at December 31, 2007 with exercise prices less than or above $8.88 per share, the closing price at December 31, 2007, follows (number of shares in millions):

	Exerciseable		Unexerciseable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $8.88	7.7	$4.92	7.0	$5.97	14.7	$5.42
Above $8.88	1.4	$15.17	5.4	$9.48	6.8	$10.67

Total outstanding	9.1	$6.52	12.4	$7.49	21.5	$7.08

Pro Forma Information under SFAS No. 123 for the year ended December 31, 2005

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

For purposes of pro forma disclosures under SFAS No. 123 for the year ended December 31, 2005 the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the year ended December 31, 2005 was as follows (in millions, except per share data):

Year Ended December 31, 2005
Net income (loss), as reported	$100.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(20.8)

Pro-forma net income	79.8
Less: Accretion to redemption value of convertible redeemable preferred stock	1.0
Less: Convertible redeemable preferred stock dividends	(9.2)
Less: Dividend from inducement shares issued upon conversion of convertible redeemable preferred stock	(20.4)
Less: Allocation of undistributed earnings to preferred shareholders	(6.9)

Net income applicable to common stock	$44.3

Income per share:
Basic—as reported	$0.24

Basic—pro-forma	$0.17

Diluted—as reported	$0.21

Diluted—pro-forma	$0.15

The fair value of option grants during the respective period was estimated at the date of grant while the fair value of the shares issued under the ON Semiconductor 2000 Employee Stock Purchase Plan was estimated at the beginning of the respective offering periods. The weighted-average Black-Scholes equivalent assumptions for the year ended December 31, 2005 for employee stock options are detailed below:

Employee Stock Options	Year Ended December 31, 2005
Expected life (in years)	3.81
Risk-free interest rate	3.7%
Volatility	59.0%

The fair value of the Employee Stock Purchase Plan shares issued during the year ended December 31, 2005 has been calculated using the Black-Scholes option-pricing model with the weighted-average assumptions detailed below:

Employee Stock Purchase Plan	Year Ended December 31, 2005
Expected life (in years)	0.25
Risk-free interest rate	2.9%
Volatility	56.0%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The weighted-average estimated fair value of employee stock options granted during 2005 was $2.25 per share. The weighted-average estimated fair value of the shares issued under the 2000 Employee Stock Purchase Plan during the year ended December 31, 2005 was $1.11 per share.

Note 14:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The Company expects to contribute $2.3 million in 2008. As discussed below, the 2008 funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The ON Semiconductor Grandfathered Pension Plan (the “Grandfathered Plan”) has been terminated, which termination was approved by the Pension Benefit Guaranty Corporation in 2005 and determined by the Internal Revenue Service not to adversely affect its qualification for federal tax purposes. All liabilities have been settled and all plan assets belonging to the Grandfathered Plan had been used to complete the termination as of December 31, 2005. The tables below reflect the final funding of the Grandfathered Plan and distribution of plan assets during 2005. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The assumed rate of return on plan assets for these plans for 2008 is 5.07%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, we assume our long-term asset mix will generally be consistent with the current mix.

The Company recognizes actuarial gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared.

The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2007	2006	2005
	Foreign Pension Plans	Foreign Pension Plans	U.S. Pension Plan	Foreign Pension Plans	Total
Service cost	$1.1	$1.0	$—	$1.0	$1.0
Interest cost	1.2	1.0	1.5	0.9	2.4
Expected return on plan assets	(0.7)	(0.6)	—	(0.5)	(0.5)
Amortization of prior service cost	0.3	0.3	—	0.4	0.4
Other losses (gains)	0.4	(0.8)	(0.8)	(0.4)	(1.2)

Total net periodic pension cost	$2.3	$0.9	$0.7	$1.4	$2.1

Weighted average assumptions
Discount rate	4.48%	4.65%	—	4.39%
Expected return on plan assets	5.07%	5.42%	—	5.49%
Rate of compensation increase	3.18%	3.74%	—	3.35%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,
	2007	2006
	Foreign Pension Plans	Foreign Pension Plans
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$25.6	$23.5
Service cost	1.1	1.0
Interest cost	1.2	1.0
Net actuarial (gain) or loss	0.8	(0.4)
Benefits paid	(1.7)	(0.7)
Translation (gain) or loss	—	1.2

Projected benefit obligation at the end of the year	$27.0	$25.6

Accumulated benefit obligation at the end of the year	$22.4	$21.4

Change in plan assets
Fair value of plan assets at the beginning of the year	$12.8	$10.0
Actual return on plan assets	—	1.0
Benefits paid from plan assets	(1.7)	(0.7)
Employer contributions	2.5	2.1
Translation gain	—	0.4

Fair value of plan assets at the end of the year	$13.6	$12.8

Amounts recognized in the statement of financial position consist of:
Current liabilities	$(0.2)	$(0.3)
Noncurrent liabilities	(13.2)	(12.5)

Funded status	$(13.4)	$(12.8)

Amounts recognized in accumulated other comprehinsive income consist of:
Prior service cost	$0.8	$0.8

Weighted average assumptions at the end of the year
Discount rate	4.48%	4.65%
Rate of compensation increase	3.18%	3.74%

As of December 31, 2007 and 2006, respectively, the assets of the Company’s foreign plans were invested in 41% and 45% equity securities, 49% and 46% debt securities and 10% and 9% in other investments, which included investment contracts and other short-term investments. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the current economic environment.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $21.4 million, $19.9 million, and $9.6 million, respectively, as of December 31, 2007 and $21.3 million, $19.7 million, and $9.4 million, respectively, as of December 31, 2006.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The expected benefit payments for the Company’s defined benefit plans by year from 2008 through 2012 and the five years thereafter are as follows (in millions):

2008	$0.9
2009	0.8
2010	2.0
2011	1.0
2012	1.6
5 years thereafter	10.5

Total	$16.8

As required by SFAS No. 158 for the fiscal periods ending after December 15, 2006, the Company recognizes a liability in its financial statements for the underfunded status of its pension plans. The total underfunded status was $13.4 million at December 31, 2007. The Company’s expected contributions to fund the $13.4 million liability at December 31, 2007 by year from 2008 through 2012 and the years thereafter are as follows (in millions):

2008	$3.0
2009	3.0
2010	3.0
2011	3.0
2012	1.4
Thereafter	—

Total	$13.4

Defined Contribution Plans

The Company has a deferred compensation savings plan (“the Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. During the years ended December 31, 2006 and 2005 the Company elected to have a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, up to an additional 50% of the next 6% of employee contributions. Beginning January 1, 2007, the Company elected to have a discretionary matching contribution of 100% of the first 4% of employee contributions. The Company recognized $5.9 million, $4.2 million and $3.8 million of expense relating to matching contributions in 2007, 2006 and 2005, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.4 million, $0.4 million and $0.4 million relating to these plans for the years ended 2007, 2006 and 2005, respectively.

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

At December 31, 2006 the Company had net outstanding foreign exchange contracts in a buy position with a net notional amount of $14.0 million and at December 31, 2007 the Company had net foreign exchange contracts in a buy position with a net notional amount of $29.9 million. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2007 and 2006 (in millions):

	December 31,
	2007 Buy (Sell)	2006 Buy (Sell)
Japanese Yen	$(4.4)	$—
Euro	—	(4.1)
Great Britain Pound	(0.9)
Taiwan Dollar	(0.8)	(1.0)
Chinese Yuan Renminbi	—	(1.5)
Malaysian Ringit	15.7	12.2
Philippine Peso	(0.6)	(2.0)
Singapore Dollar	2.7	2.5
Czech Koruna	13.3	3.3
Slovakia Koruna	4.9	4.6

	$29.9	$14.0

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2007, the counterparty on the Company’s foreign exchange contracts is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2007, 2006 and 2005, realized and unrealized foreign currency transaction gains (losses) totaled zero million, $(3.5) million and $(3.5) million, respectively.

Other

At December 31, 2007, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 16:    Fair Value of Financial Instruments

The Company uses the following methods to estimate the fair values of its financial instruments:

Cash and cash equivalents

The carrying amount approximates fair value due to the short-term maturities of such instruments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Long-term Debt, Including Current Portion

The fair values of the Company’s long-term borrowings are determined by obtaining quoted market prices if available or market prices for comparable debt instruments.

Interest Rate Agreements

The fair values of the Company’s interest rate swaps represent the amounts at which they could be settled and are estimated by obtaining quotes from brokers. The Company did not have any interest rate swap activity as of December 31, 2007.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows (in millions):

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	(1,159.4)	(1,268.1)	(1,176.0)	(1,192.3)
Interest rate agreements	—	—	2.2	2.2

Note 17:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2007 (in millions):

Year ending December 31,
2008	$11.7
2009	9.1
2010	6.3
2011	2.9
2012	2.0
Thereafter	2.5

Total (1)	$34.5

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2007, 2006 and 2005 was $9.2 million, $6.8 million, and $7.2 million, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company faces risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure of its products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are alleged to be defective, the Company may be required to participate in their recall. In one particular case, the Company has agreed to indemnify a major customer for valid warranty claims on the Company’s products sold, not to exceed two and one half times the total annual sales.

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

Securities Class Action Litigation. During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of the Company’s former officers, current and former directors and the underwriters for the Company’s initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942 (“District Court”). On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district court judge for purposes of coordinated case management. The Company believes that the claims against the Company are without merit and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company could not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases. The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases. Those motions to dismiss are not yet fully briefed and remain pending.

Now that the proposed settlement has been terminated, the Company intends to continue to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these proceedings, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

Intellectual Property Matter

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that its products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that we stop use of such rights, or other remedies. The Company is in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel expects to render its final decision sometime before April 11, 2008, at which time the panel will determine if the Company must pay the licensor accrued and/or future royalty payments. The Company believes it has credible defenses to this claim. The Company estimates that the amount of disputed royalties at December 31, 2007 was approximately $9.1 million, with future royalties accruing at the rate of approximately $2 million per quarter (the patent under which the claims have been made, however, expires on or about July 23, 2008). The Company believes that, even if it were required to make these royalty payments, the payment of any accrued royalty due and related costs and expenses would not have a material adverse effect on the Company’s financial position or liquidity, and the payment of any future royalties not yet earned would not have a material adverse effect on the Company’s related ongoing results of operations.

Note 18:     Related Party Transactions

As described in Note 1 “Background and Basis of Presentation”, on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of December 31, 2006, TPG owned approximately 33%, or 95.4 million shares, of the Company’s outstanding shares of common stock. During the year ended December 31, 2007, TPG sold all its remaining shares of the Company’s common stock

In connection with the amendment to the Company’s senior bank facilities in August 2001, any management fees payable to TPG or its affiliates by the Company will not accrue and not be payable in cash until the Company’s quarterly financial statements demonstrate that certain financial ratios have been achieved. TPG subsequently agreed that these fees will not accrue during the period in which the Company was not permitted to pay such fees in cash. During 2004, no TPG management fee was paid or accrued. During the fourth quarter of 2004, the Company met the requisite conditions under its amended debt agreements to allow for such annual management fee to resume. However, no services were performed by TPG during the fourth quarter of 2004, and accordingly no annual management fees were accrued for or paid during the year. Subsequent to December 31, 2004, TPG waived the right to any future management fee subject to the Company paying certain costs and expenses associated with a resale shelf registration statement of the Company’s common stock presently owned by TPG.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During 2005, the Company incurred $0.3 million of costs and expenses associated with the conversion of the redeemable preferred stock held by TPG into approximately 49.4 million shares of the Company’s common stock and the issuance of approximately 3.9 million shares of the Company’s common stock to TPG for the related inducement. During 2007, the Company incurred $0.2 million of costs and expenses on behalf of TPG in connection with prospectus supplements and private offerings for the sale of approximately 95.4 million shares of the Company’s stock, which were owned by TPG, as described in Note 12 “Common Stock, Treasury Stock and Net Income Per Share”.

During 2007 and 2006 the Company repurchased common stock from TPG, as described in Note 12 “Common Stock, Treasury Stock and Net Income Per Share.”

Note 19:     Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2007	2006	2005
Non-cash financing activities:
Equipment acquired through capital leases	$5.6	$58.2	$6.2
Cash (received) paid for:
Interest income	$(13.1)	$(11.9)	$(5.5)
Interest expense	34.1	47.8	51.4
Income taxes	4.6	(0.7)	4.8

For the year ended December 31, 2007, purchases of property, plant and equipment did not include $14.5 million of purchases that remained unpaid in accounts payable as of December 31, 2007.

On November 10, 2005, the Company’s preferred stock was converted into approximately 49.4 million shares of the Company’s common stock with approximately 3.9 million additional shares of the Company’s common stock issued to induce the conversion. See Note 11 “Redeemable Preferred Stock” for further discussion. The preferred stock had a book value of $131.1 million as of December 31, 2004. The fair value of the inducement shares on November 10, 2005 was $20.4 million.

Note 20:     Segment Information

In May 2006, the Company announced a change in its organizational structure and organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products and manufacturing services. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. The Company’s manufacturing services, in which the Company manufactures parts for other semiconductor companies, principally in the newly acquired Gresham, Oregon facility, are reported in the manufacturing services segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major incentives. Information related to periods prior to this change has been revised as described below to conform to the current presentation.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Revenues, gross profit and operating income for the Company’s reportable segments for the years ended December 31, 2007, 2006, and 2005 are as follows (in millions):

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Manufacturing Services	Total
Year ended December 31, 2007:
Revenues from external customers	$436.9	$356.5	$178.5	$497.9	$96.4	$1,566.2
Segment gross profit (loss)	$170.4	$134.0	$97.5	$212.3	$(2.8)	$611.4
Segment operating income (loss)	$78.8	$62.8	$52.2	$138.0	$(5.4)	$326.4

Year ended December 31, 2006:
Revenues from external customers	$418.2	$347.3	$160.5	$505.2	$100.6	$1,531.8
Segment gross profit	$176.8	$128.4	$83.2	$212.9	$18.9	$620.2
Segment operating income	$91.1	$66.4	$37.7	$135.5	$17.3	$348.0

Year ended December 31, 2005:
Revenues from external customers	$376.4	$268.1	$98.4	$513.5	$4.2	$1,260.6
Segment gross profit	$135.0	$86.4	$46.3	$200.6	$2.0	$470.3
Segment operating income	$61.1	$33.4	$12.3	$122.6	$2.0	$231.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(1)	Segment revenues from external customers, gross profit and operating income for the year ended December 31, 2006 has been recast to reflect the alignment that existed at December 31, 2007, for comparability. purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements for the years ended December 31, 2007, 2006 and 2005 are as follows (in millions):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Gross profit for reportable segments	$611.4	$620.2	$470.3
Unallocated amounts:
Other unallocated manufacturing costs	(20.9)	(31.2)	(51.8)

Gross profit	$590.5	$589.0	$418.5

Operating income for reportable segments	$326.4	$348.0	$231.4
Unallocated amounts:
Restructuring, asset impairments and other, net	(3.0)	6.9	(3.3)
Other unallocated manufacturing costs	(20.9)	(31.2)	(51.8)
Other unallocated operating expenses	(25.3)	(6.7)	(8.7)

Operating income	$277.2	$317.0	$167.6

Certain operating expenses are not allocated to the reportable segments. The increase in unallocated operating expenses from $6.7 million in 2006 to $25.3 million in 2007 was primarily due to increased costs to develop new products in our Gresham wafer fabrication facility that impact all reportable segments.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues by geographic location, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Year ended December 31,
	2007	2006	2005
United States	$361.5	$393.4	$294.8
The Other Americas	11.1	3.6	4.2
United Kingdom	228.9	228.0	206.7
The Other Europe	—	0.2	0.1
Hong Kong	666.4	546.5	427.2
Singapore	148.6	160.6	142.4
The Other Asia/Pacific	149.7	199.5	185.2

	$1,566.2	$1,531.8	$1,260.6

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2007	2006
China	$118.1	$105.5
United States	161.0	169.7
Europe	117.6	101.9
Malaysia	97.5	91.0
Japan	66.4	66.6
The Other Asia/Pacific	52.2	40.0
The Other Americas	2.1	3.4

	$614.9	$578.1

Sales to two customers accounted for approximately 11% and 8% respectively of the Company’s revenue during 2007 compared to approximately 11% and 9% respectively in 2006 and approximately 10% and 9% during 2005.

ON SEMICODUCTOR CORPORATION

SELECTED QUARTERLY DATA (UNAUDITED)

Consolidated quarterly financial information for 2007 and 2006 follows (in millions, except per share data):

	Quarter ended 2007
	March 30	June 29	September 28	December 31
Revenues	$374.2	$381.2	$402.9	$407.9
Gross profit	136.6	146.0	155.6	152.3
Net income	54.0	63.3	63.8	61.1
Diluted net income per common share	$0.18	$0.21	$0.20	$0.20

	Quarter ended 2006
	March 31	June 30	September 29	December 31
Revenues	$334.0	$375.3	$420.9	$401.6
Gross profit	117.7	153.2	160.4	157.7
Net income	40.4	67.5	76.8	87.4
Diluted net income per common share	$0.12	$0.19	$0.23	$0.26

ON SEMICONDUCTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Writeoffs		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2005	$2.4	$2.0	$—		$—		$4.4	(2)

Year ended December 31, 2006	$4.4	$0.7	$—		$—		$5.1	(2)

Year ended December 31, 2007	$5.1	$(1.6)	$—		$—		$3.5

Allowance for deferred tax assets
Year ended December 31, 2005	$694.6	$—	$2.2	(1)	$(27.6	)(4)	$669.2

Year ended December 31, 2006	$669.2	$(4.2)	$—		$—		$665.0

Year ended December 31, 2007	$665.0	$(45.7)	$—		$—		$619.3

Allowance for tax receivables
Year ended December 31, 2005	$9.9	$0.1	$(0.7	)(3)	$—		$9.3

Year ended December 31, 2006	$9.3	$—	$0.4	(3)	$(6.7	)(5)	$3.0

Year ended December 31, 2007	$3.0	$—	$0.1	(3)	$(3.1	)(5)	$—

(1)	Represents the valuation allowance related to the tax benefit for stock options.
(2)	The allowance for doubtful accounts as of December 31, 2006 and 2005 includes $0.3 million and $1.6 million, respectively of reserves against receivables that were collected during 2007 and were included in other assets on the consolidated balance sheet as of December 31, 2006 and 2005.
(3)	Represents the change due to fluctuations of foreign currency values.
(4)	Represents the change in valuation allowance related to the decrease in deferred tax assets, primarily in the United States.
(5)	Represents the reversal of allowance for tax receivables against certain foreign income tax and research and development tax receivables.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.4	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Corporation’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.5	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation, Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.6	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V.(1)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through May 30, 2006 (incorporated by reference from Exhibit 3.1(a) to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

4.1	Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005 (incorporated by reference from Exhibit 4.3(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

Exhibit No.	Exhibit Description
4.4	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.5	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SMG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between the ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.12	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation and certain of its subsidiaries, and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

Exhibit No.	Exhibit Description
4.13	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.14	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.15	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.16	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.17	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No. 1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.1(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Employee Matters Agreements, as amended, dated July 30, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

Exhibit No.	Exhibit Description
10.5(c)	Amendment to the SCG Holding Corporation 1999 Founders Stock Option Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.3 of the Second Quarter 2007 Form 10-Q filed with the Commission on August 1, 2007)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.8(e)	Amendment No. 4 to Employment Agreement with William George executed on September 1, 2006 (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.10(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(d)	2000 Stock Incentive Plan — ON Ownership program grant agreement (incorporated by reference from Exhibit 10.33(b) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

Exhibit No.	Exhibit Description
10.10(f)	Performance Based Stock Option Agreement (Peter Green) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Corporation’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)(2)

10.10(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

10.10(k)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.11	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.12(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.12(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.12(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.12(d)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.13	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 12, 2002)(2)

10.14(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

Exhibit No.	Exhibit Description
10.16(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)(2)

10.16(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Corporation’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.16(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.16(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.17(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.17(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.18(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.18(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.19	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

Exhibit No.	Exhibit Description
10.20(a)	Amendment and Restatement Agreement, dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20(b)	Amended and Restated Credit Agreement dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999, (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20(c)	Reaffirmation Agreement, dated as of March 6, 2007, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, each subsidiary listed thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report Form 8-K filed with the Commission on March 9, 2007)

10.21(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million Branch (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Corporation’s Form 10-Q filed with the Commission on August 3, 2005)

10.21(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million (incorporated by reference from Exhibit 10.32(c) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.22	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.23	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles “Bob” Mahoney (incorporated by reference from Exhibit 10.27 to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)(2)

10.24	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles “Bob” Mahoney (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.25	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Corporation’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit 2.1 of the Corporation’s First Quarter 2006 10-Q filed with the Commission on April 27, 2006)††

Exhibit No.	Exhibit Description
10.26	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on March 23, 2006) (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 29, 2006)(2)

10.27(a)	Bill of Sale dated November 7, 2006 executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(b)	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(c)	Schedule No. 001 executed as of November 7, 2006 between Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.28	Purchase Agreement, dated December 27, 2006, between ON Semiconductor Corporation and TPG (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 28, 2006)

10.29	Agreement for Sale and Purchase, dated as of March 30, 2007, between Semiconductor Components Industries, LLC and Ridge Property Services II, LLC (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 5, 2007)

10.30	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and John Nelson (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2007)(2)

10.31	Loan Agreement with Chattel Mortgage, dated October 9, 2007, between ON Semiconductor Philippines, Inc., Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on October 12, 2007)

10.32(a)	Form of Voting Agreement (for the Chief Executive Officer of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., Christine King (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32(b)	Form of Voting Agreement (for executive officers, directors and certain other stockholders of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, directors and executive officers of AMIS Holdings, Inc., and certain significant stockholders of AMIS Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32(c)	Form of Parent Voting Agreement dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and the stockholder of the Corporation (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

Exhibit No.	Exhibit Description
10.33	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Corporation’s Third Quarter 2007 10-Q filed with the Commission on October 31, 2007)(2)

10.34	Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

14	ON Semiconductor Corporation Code of Business Conduct effective as of September 17, 2007(1)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

