Form 10-Q
period 2008-03-28
ON SEMICONDUCTOR CORP
filed 2008-05-07
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on May 2, 2008:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	396,659,245

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	March 28, 2008	December 31, 2007
Assets
Cash and cash equivalents	$307.9	$274.6
Receivables, net	245.7	175.2
Inventories, net	362.4	220.5
Other current assets	89.7	68.3
Deferred income taxes	—	6.7

Total current assets	1,005.7	745.3
Property, plant and equipment, net	734.2	614.9
Goodwill	730.1	172.4
Intangible assets, net	343.6	57.5
Other assets	58.7	47.5

Total assets	$2,872.3	$1,637.6

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$238.6	$163.5
Accrued expenses	208.7	101.3
Income taxes payable	3.1	3.5
Accrued interest	7.9	1.4
Deferred income on sales to distributors	120.8	120.4
Deferred income taxes	1.0	—
Current portion of long-term debt	75.5	30.8

Total current liabilities	655.6	420.9
Long-term debt	1,149.6	1,128.6
Other long-term liabilities	63.8	46.8
Deferred income taxes	8.0	6.9

Total liabilities	1,877.0	1,603.2

Commitments and contingencies (See Note 9)
Minority interests in consolidated subsidiaries	16.7	18.5

Common stock ($0.01 par value, 750,000,000 and 600,000,000 shares authorized, 441,839,276 and 338,031,721 shares issued, 396,335,519 and 292,615,751 shares outstanding), respectively	4.4	3.4
Additional paid-in capital	2,354.5	1,419.6
Accumulated other comprehensive income (loss)	6.0	(0.5)
Accumulated deficit	(1,030.6)	(1,051.4)
Less: treasury stock, at cost; 45,503,757 and 45,415,970 shares, respectively	(355.7)	(355.2)

Total stockholders’ equity	978.6	15.9

Total liabilities, minority interests and stockholders’ equity	$2,872.3	$1,637.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	March 28, 2008	March 30, 2007
Revenues	$421.9	$374.2
Cost of revenues	275.3	237.6

Gross profit	146.6	136.6
Operating expenses:
Research and development	40.3	30.8
Selling and marketing	25.8	22.9
General and administrative	23.8	20.2
In-process research and development	17.7	—
Amortization of acquistion-related intangible assets	2.4	—
Restructuring, asset impairments and other, net	5.8	—

Total operating expenses	115.8	73.9

Operating income	30.8	62.7

Other income (expenses), net:
Interest expense	(9.3)	(9.7)
Interest income	2.0	2.8
Other	(1.9)	(0.5)
Loss on debt prepayment	—	(0.1)

Other income (expenses), net	(9.2)	(7.5)

Income before income taxes and minority interests	21.6	55.2
Income tax provision	(1.1)	(0.6)
Minority interests	0.3	(0.6)

Net income	$20.8	$54.0

Comprehensive income:
Net Income	$20.8	$54.0
Foreign currency translation adjustments	6.4	0.2
Effects of cash flow hedges	0.1	(0.8)

Comprehensive income	$27.3	$53.4

Net income per common share:
Basic	$0.07	$0.19

Diluted	$0.07	$0.18

Weighted average common shares outstanding:
Basic	306.8	289.5

Diluted	309.3	300.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income	$20.8	$54.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.9	22.1
Gain on sale and disposal of fixed assets	(2.3)	(2.5)
Proceeds from termination of interest rate swaps	—	1.4
Amortization of debt issuance costs	1.0	1.1
Provision for excess inventories	2.5	1.6
Non-cash impairment	2.2	—
Non-cash write-off of in-process research and development	17.7	—
Non-cash portion of loss on debt prepayment	—	0.1
Non-cash stock compensation expense	6.7	3.3
Deferred income taxes	(0.6)	(0.4)
Other	(0.3)	0.1
Changes in assets and liabilities, exclusive of impact of acquisitions:
Receivables	13.2	3.8
Inventories	5.5	(2.2)
Other assets	8.1	(7.5)
Accounts payable	12.8	(12.9)
Accrued expenses	12.9	(7.3)
Income taxes payable	(0.5)	(0.7)
Accrued interest	6.5	3.9
Deferred income on sales to distributors	1.1	(1.4)
Other long-term liabilities	1.7	6.6

Net cash provided by operating activities	136.9	63.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(15.5)	(49.0)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	0.1	(1.4)
Proceeds from sales of property, plant and equipment	38.6	7.2
Cash received in the acquisition of a business, net of acquisition costs	161.6	—

Net cash provided by (used in) investing activities	184.8	(43.2)

Cash flows from financing activities:
Proceeds from debt issuance	—	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.1
Proceeds from exercise of stock options	0.6	19.2
Dividend to minority shareholder of consolidated subsidiary	(1.5)	(2.8)
Purchase of treasury stock	(0.5)	—
Payment of capital lease obligation	(7.4)	(3.4)
Payment of debt issuance and amendment costs	—	(0.4)
Repayment of long-term debt	(280.8)	(26.9)

Net cash used in financing activities	(289.6)	(12.7)

Effect of exchange rate changes on cash and cash equivalents	1.2	(0.2)

Net increase in cash and cash equivalents	33.3	7.0
Cash and cash equivalents, beginning of period	274.6	268.8

Cash and cash equivalents, end of period	$307.9	$275.8

Supplementary disclosure of non-cash investing and financing activities
Common stock issued for purchase of business	$928.6	$—

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is a global supplier of power, analog, digital signal processing, mixed-signal, advanced logic, data management semiconductors and standard component devices and is engaged in designing, manufacturing and marketing integrated circuits worldwide. The Company was a wholly-owned subsidiary of Motorola Inc. (“Motorola”) prior to its August 4, 1999 recapitalization (the “recapitalization”).

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

On March 17, 2008, the Company completed the purchase of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), whereby AMIS became a wholly-owned subsidiary of the Company (see Note 3: “Acquisitions” for further discussion).

The accompanying unaudited financial statements as of March 28, 2008, and for the three months ended March 28, 2008 and March 30, 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Note 2: Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock where we do not have the ability to exert significant influence are accounted for on the cost basis. All intercompany accounts and transactions have been eliminated.

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

Inventories

Inventories not related to an acquisition are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions as well as the Company’s design activities can cause certain of its products to become obsolete.

Inventory obtained through the purchase of a business, such as the acquisition of AMIS are initially recorded at fair value less costs of disposal. The company used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process from cost to expected sales value less variable costs to dispose. The total increases in inventory value related to recording it at fair value for the AMIS and ADI acquisitions were $72.8 million and $3.1 million dollars, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

The Company plans to sell approximately 51 acres of land and two buildings located at its corporate headquarters in Phoenix, Arizona. During the fourth quarter of 2007 we entered into an agreement to sell the wafer fabrication facility and associated land at our Phoenix site for approximately $16 million, subject to various conditions and certain adjustments. If the sale is completed at the originally contracted price, we expect to record gains totaling approximately $9 million. The sale is scheduled to be completed by the end of the third quarter of 2008. During the second quarter of 2007, the Company entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $9.5 million subject to various conditions and certain adjustments. If the sales are completed at the originally contracted price, the Company expects to record gains totaling approximately $8.2 million over the next three to four quarters. The remaining unused property and buildings are currently being marketed for sale. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as well as a manufacturing and design center and research and development facility.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (Cherry), the Company’s September 2006 acquisition of an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”), the Company’s December 2007 acquisition of the voltage regulation and thermal monitoring products for its computing applications business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”), and the Company’s March 2008 acquisition of AMIS (see Note 3: “Acquisitions” for further discussion). A reconciliation of the original cost of the goodwill from each of the above transactions to the carrying value as of March 28, 2008 is as follows, in millions:

	March 28, 2008
	Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Carrying Value

Goodwill resulting from:
Cherry acquisition	$95.7	$(18.4)	$—	$—	$77.3
Leshan additional interest	3.8	—	—	—	3.8
ADI PTC business acquisition	91.3	—	0.4	—	91.7
AMIS acquisition	559.2	—	(1.5)	(0.4)	557.3

	$750.0	$(18.4)	$(1.1)	$(0.4)	$730.1

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

Intangible Assets

Intangible assets consist of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements and patents resulting from the May 2006 purchase of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, the December 2007 purchase of ADI’s PTC Business and the March 2008 purchase of AMIS (see Note 3: “Acquisitions” for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 15 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of March 28, 2008 and December 31, 2007 (in millions):

	March 28, 2008
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(2.2)	$—	$11.7	5-12
Assembled workforce	6.7	(2.5)	—	4.2	5
Customer relationships	222.7	(1.7)	1.1	222.1	5-15
Non-compete agreements	0.4	—	—	0.4	3
Patents	16.7	(0.4)	0.2	16.5	12
Developed technology	80.1	(0.1)	—	80.0	12
Trademarks	8.7	—	—	8.7	15

Total intangibles	$349.2	$(6.9)	$1.3	$343.6

	December 31, 2007
	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(1.7)	$12.2	5-12
Assembled workforce	6.7	(2.2)	4.5	5
Customer relationships	23.7	—	23.7	5
Non-compete agreements	0.4	—	0.4	3
Patents	16.7	—	16.7	12

Total intangibles	$61.4	$(3.9)	$57.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization expense for intangible assets amounted to $3.0 million and $0.6 million for the quarters ended March 28, 2008 and March 30, 2007, respectively and is expected to be as follows over the next five years (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Total
Remainder of 2008	$1.2	$1.0	$13.6	$0.2	$1.1	$6.6	$0.4	$24.1
2009	1.7	1.3	18.1	0.1	1.4	6.7	0.6	29.9
2010	1.7	1.3	18.0	0.1	1.4	6.7	0.6	29.8
2011	1.2	0.6	18.0	—	1.4	6.7	0.6	28.5
2012	0.7	—	18.0	—	1.4	6.7	0.6	27.4
Thereafter	5.2	—	136.4	—	9.8	46.6	5.9	203.9

Total estimated amortization expense	$11.7	$4.2	$222.1	$0.4	$16.5	$80.0	$8.7	$343.6

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $17.7 million and $18.9 million at March 28, 2008 and December 31, 2007, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. The Company also generates revenue, although to a much lesser extent from manufacturing services provided to customers. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in its consolidated balance sheet. The Company recognizes the related revenue and cost of revenues when it is informed by the distributor that they have resold the products to the end user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and margin on sales to distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Share-Based Payments

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of March 28, 2008, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions.

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

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. Included in the Company’s liability for unrecognized tax benefits is $9.1 million related to the tax positions for which it is reasonably possible that the total amounts could significantly change prior to December 31, 2008, as a result of expiring statutes of limitations.

Foreign Currencies

Most of the Company’s significant foreign subsidiaries conduct business primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities denominated in foreign currencies that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets denominated in foreign currencies are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions.

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income within stockholders’ equity.

Defined Benefit Plans

The Company maintains pension plans covering certain of its foreign employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and actuarial analysis, considering all known trends and uncertainties.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of March 28, 2008 was 5.6%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” effective December 31, 2005.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies,” management records the appropriate liability when the amount is deemed probable and estimable.

Fair Value Measurement

In September 2006, the FASB SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon issuance. Therefore, as of January 1, 2008, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value under generally accepted accounting principles. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that ar not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as described in FSP 157-2, had no material impact to the Company’s consolidated balance sheet and statement of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively, although earlier adoption is permitted. As of January 1, 2008, the Company adopted SFAS No. 159 and the adoption had no material impact on the Company’s consolidated financial statements.

Note 3: Acquisition

Acquisition of AMIS Holdings, Inc.

On March 17, 2008, the Company completed the purchase of AMIS, whereby AMIS became a wholly-owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of the Company’s common stock, which had an approximate value of $897.4 million, based on the price of the Company’s common stock when the merger was announced on December 13, 2007. In accordance with Emerging Issues Task Force issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” this transaction was determined to be a business combination, not an acquisition of assets.

AMIS is primarily engaged in designing, manufacturing and marketing integrated circuits worldwide. AMIS’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The Company believes the combination will enhance shareholder value by (1) accelerating its transformation from a discrete supplier to a key supplier with scale, (2) strengthening its end-market presence, facilitating its entry into new markets and deepening customer relationships, (3) obtaining significant scale and cash flow generation, and (4) achieving cost savings by leveraging its operational expertise and accelerating the ramp of activity in its Gresham, Oregon wafer fabrication facility.

The aggregate purchase price of approximately $939.7 million includes the issuance of approximately 103.2 million shares of common stock valued at approximately $897.4 million and estimated direct transaction costs of approximately $11.1 million. The value of the approximately 103.2 million common shares that were issued to AMIS shareholders was determined based on approximately 89.7 million shares of AMIS common stock outstanding on March 17, 2008 and the exchange ratio of 1.15 shares of the Company’s common stock for each AMIS share, at a value of $8.70 per share, the average closing price of the Company’s shares of common stock for the two days prior to, and two days subsequent to the public announcement of the merger on December 13, 2007. AMIS stock options, restricted stock and warrants were exchanged for stock options, restricted stock and warrants of the Company and the exercise price per share was adjusted for the 1.15 exchange ratio. Vested stock options, restricted stock and warrants issued by the Company in exchange for options and restricted stock held by employees and directors of AMIS and warrants held by non-employees of AMIS are considered part of the purchase price. Accordingly, the purchase price includes an estimated fair value of stock options and restricted stock and warrants of approximately $38.5 million. The purchase price excludes the estimated fair value of unvested stock options and restricted stock, of approximately $7.3 million, which will be amortized to compensation expense over the remaining vesting period of each award, subsequent to March 17, 2008.

The fair value of the Company’s options that were issued in exchange for AMIS options were estimated by using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

affect fair value estimates. The more significant assumptions used in estimating the fair value include volatility of 49.9 percent, an expected life of 4.2 years based on the age of the original award, a dividend rate of zero and a risk-free interest rate of 3.15%.

The warrants that were issued by the Company in exchange for AMIS warrants are to purchase approximately 5.3 million shares of the Company’s common stock at an exercise price of $19.41 per share. The warrants expire on December 31, 2010 and are held by a subsidiary of Nippon Mining Holdings, Inc. Pursuant to the terms of the warrants, upon the completion of the merger the warrants were converted into warrants to purchase the number of shares of the Company’s common stock that would have been deliverable to the holder had such warrants been exercised immediately prior to the merger, and continue to remain outstanding on terms substantially identical to those in effect immediately prior to the merger.

The following table presents the allocation of the purchase price of AMIS, including professional fees and other related acquisition costs, to the assets acquired based on their estimated fair values (in millions):

Cash and cash equivalents	$172.7
Receivables, net	83.2
Inventory	149.9
Other current assets	27.8
Property, plant and equipment	111.9
Goodwill	559.2
Intangible assets	287.8
In-process research and development	17.7
Other assets	13.6

Total assets acquired	1,423.8

Amounts payable to banks and long-term debt due within one year	(316.0)
Other current liabilities	(153.9)
Long-term accrued liabilities	(14.2)

Total liabilities assumed	(484.1)

Net assets acquired	$939.7

Of the $305.5 million of acquired intangible assets, $17.7 million was assigned to in-process research and development (“IPRD”) assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 12% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired operations.

The remaining $287.8 million of acquired intangible assets have a weighted-average useful life of approximately 14 years. The intangible assets that make up that amount include: trademarks of $8.7 million (15-year weighted-average useful life), customer relationships of $199.0 million (15-year weighted-average useful life), and developed technology of $80.1 million (12-year weighted-average useful life).

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Of the total purchase price paid of $939.7 million, approximately $559.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. We expect these experienced engineers to provide the capability of developing and integrating advanced technology into its next generation products. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The $559.2 million of goodwill was assigned to the custom products and manufacturing services segment, none of which is expected to be deductible for tax purposes.

The $316.0 million of amounts payable to banks and long-term debt due within one year includes $276.7 million outstanding on AMIS’s senior secured term loan which required repayment upon merger or acquisition. The entire amount outstanding on the senior secured term loan as of the acquisition date was repaid by the Company prior to March 28, 2008.

The initial allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry, which were either the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The cost approach takes into account the cost to replace (or reproduce) the asset and the effect on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date.

The allocation of the purchase price includes $27.6 million of accrued liabilities for estimated costs to exit certain activities of AMIS, including $13.2 million of employee separation costs and $14.4 million of exit costs. The $13.2 million of employee separation costs includes $10.0 million to involuntarily terminate or relocate approximately 90 employees performing overlapping or duplicative functions throughout AMIS and also $3.2 million to involuntarily terminate approximately 140 manufacturing employees as a result of the planned shutdown of one of the fabrication facilities at AMIS’s Pocatello, Idaho facility. The shutdown is scheduled to be completed by the end of the first quarter of 2010. The $14.4 million of exit costs includes $10.3 million for lease termination costs at duplicative facilities, $3.5 million of facility decommissioning costs resulting from the planned shutdown of the fabrication facility and also $0.6 million of costs to reorganize the structure of AMIS’s subsidiaries. As of March 28, 2008, management of the Company had not finalized all exit plans related to the AMIS acquisition and expects to finalize the plans within the first year after the acquisition date, which will result in adjustments to the allocation of the acquisition of the purchase price that may impact accrued liabilities and goodwill.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following unaudited pro forma consolidated results of operations for the quarters ended March 28, 2008 and March 30, 2007 have been prepared as if the acquisition of AMIS had occurred at January 1, 2008 and January 1, 2007, respectively for each quarter (in millions, except per share data):

	Quarter Ended
	March 28, 2008	March 30, 2007
Net revenues	$530.5	$524.6
Net income	$30.0	$75.4
Net income per common share—Basic	$0.07	$0.19
Net income per common share—Diluted	$0.07	$0.19

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had actually occurred as of the dates indicated, or of those results that may be obtained in the future. The unaudited pro forma consolidated results of operations include adjustments to net income to give effect to: depreciation of property, plant and equipment acquired; amortization of intangible assets acquired; reduced interest expense as a result of the required repayment of AMIS’s senior secured term loan upon acquisition; and stock compensation expense for stock options and restricted stock units of AMIS that were exchanged for stock options and restricted stock units of the Company. This unaudited pro forma consolidated results of operations was derived, in part, from the historical consolidated financial statements of AMIS and other available information and assumptions believed to be reasonable under the circumstances.

Note 4: Restructuring, Asset Impairment and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2008 or had not been completed as of December 31, 2007, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2008 Acquisition of AMIS

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter ended March 28, 2008	$—	$1.7	$—	$—	$1.7

Exit costs:
Quarter ended March 28, 2008	$—	$1.8	$—	$—	$1.8

In March 2008, the Company acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes (See Note 3: “Acquisitions” for further discussion). As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During March 2008, the Company recorded employee separation charges of $1.7 million and exit costs of $1.8 million related to the acquisition of AMIS. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended March 28, 2008.

The employee separation charges of $1.7 million include $0.3 million for severance benefits of 19 individuals who were employees of the Company prior to the acquisition and $1.4 million for severance benefits

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of 24 individuals who were employees of AMIS prior to the acquisition. All such employees were or are required to render services until their termination date to receive these severance benefits. The termination benefits for the 24 AMIS employees are being recognized ratably from the acquisition date to their termination date. The Company expects to record an additional $3.8 million of separation charges through the end of the fourth quarter of 2008. All terminations and associated severance payments related to these activities are expected to be completed by the end of the fourth quarter of 2008.

The exit costs of $1.8 million were for charges incurred to terminate overlapping or duplicative software licenses under certain lease agreements with external suppliers in connection with the AMIS acquisition. All payments related to these exit costs are expected to be completed by the end of the second quarter of 2009.

2007 Plan to Restructure Certain General and Administrative Positions in Asia

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter ended March 28, 2008	$0.5	$—	$(0.4)	$—	$0.1

Cumulative charges of $1.0 million have been recognized through March 28, 2008, related to the 2007 plan to restructure certain general and administrative positions in Asia, all of which were recognized in periods prior to the quarter ended March 28, 2008. In October 2007, the Company announced plans to change its management structure at its Aizu, Japan manufacturing facility and to outsource its healthcare professional services provided at its Seremban, Malaysia manufacturing facility. This activity was completed by the end of the first quarter of 2008. Approximately 21 employees were terminated as a direct result of this plan. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the fourth quarter of 2007. As of March 28, 2008, $0.1 million remained to be paid. All termination benefits and associated severance payments related to this charge are expected to be paid by the end of the second quarter of 2008.

2007 Plan to Restructure Phoenix, Arizona Wafer Manufacturing

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter ended March 28, 2008	$—	$0.8	$(0.3)	$—	$0.5

Cumulative charges of $2.8 million have been recognized through March 28, 2008, related to the 2007 plan to restructure Phoenix, Arizona wafer manufacturing, of which $0.8 million has been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended March 28, 2008. In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to the Company’s offshore lower-cost manufacturing facilities, expected to be completed by the end of the third quarter of 2008. It is anticipated that a total of approximately 85 manufacturing employees will be terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007 the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 67 positions. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

during the third quarter of 2007 and continued to exit through the first quarter of 2008. The Company expects to record an additional $0.1 million through the end of the second quarter of 2008. All terminations and associated severance payments related to these activities are expected to be completed by the end of the second quarter of 2008.

Asset Impairments

In March 2008, the Company recorded $2.2 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Prior to March 2008, the Company had capitalized approximately $5.9 million of software development costs associated with modifications and enhancements to several business process and related systems. The $2.2 million of asset impairments resulted from the fact that the Company currently has no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in the first quarter of 2008 was triggered by the acquisition of AMIS, which required a reallocation of corporate resources from these projects to projects associated with the integration of AMIS into the Company’s computer systems (See Note 3: “Acquisitions” for further discussion). The amount of the asset impairment charge taken in March 2008, of $2.2 million, was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

Other

As mentioned previously in the restructuring activities related to the recent acquisition of AMIS during the quarter ended March 28, 2008, the Company terminated certain overlapping or duplicative lease agreements with external suppliers for software licenses. These agreements had previously been recorded by the Company as capital lease obligations on the consolidated balance sheet. Included in restructuring, asset impairments and other, net on the statement of operations for the quarter ended March 28, 2008 is a gain of $0.7 million for the reversal of the capital lease obligation, partially offset by the write-off of the net book value of the software licenses that were included in property, plant and equipment.

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter ended March 28, 2008, is as follows (in millions):

Quarter Ended March 28, 2008
Restructuring
2008 Charges:
Cash employee separation charges	$2.5
Exit costs	1.8

Asset impairments
2008 Charges	2.2

Other
2008 gain on disposal of property, plant and equipment	(0.7)

$5.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	March 28, 2008	December 31, 2007
Receivables, net:
Accounts receivable	$253.0	$178.7
Less: Allowance for doubtful accounts	(7.3)	(3.5)

	$245.7	$175.2

Inventories, net:
Raw materials	$32.4	$25.1
Work in process	188.2	110.2
Finished goods	141.8	85.2

	$362.4	$220.5

Property, plant and equipment, net:
Land	$33.4	$28.3
Buildings	444.4	376.5
Machinery and equipment	1,295.8	1,216.2

Total property, plant and equipment	1,773.6	1,621.0
Less: Accumulated depreciation	(1,039.4)	(1,006.1)

	$734.2	$614.9

Accrued expenses:
Accrued payroll	$71.6	$37.5
Sales related reserves	56.7	39.9
Restructuring reserves	4.1	0.5
Accrued pension liability	0.1	0.2
Other	76.2	23.2

	$208.7	$101.3

Accumulated other comprehensive income:
Foreign currency translation adjustments	$6.5	$0.1
Amortization of prior service cost of defined benefit pension plan	(0.5)	(0.5)
Prior service cost from legal plan amendment	(0.3)	(0.3)
Net unrealized gains and adjustments related to cash flow hedges	0.3	0.2

	$6.0	$(0.5)

The activity related to the Company’s warranty reserves for the quarter ended March 28, 2008 is as follows (in millions):

Balance as of December 31, 2007	$2.2
Provision	—
Reserves acquired from AMIS	0.8
Usage	(0.3)
Reserved released	—

Balance as of March 28, 2008	$2.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the quarter ended March 30, 2007 is as follows (in millions):

Balance as of December 31, 2006	$2.4
Provision	0.6
Usage	(0.1)
Reserved released	—

Balance as of March 30, 2007	$2.9

The Company maintains a defined benefit plan for some of its foreign subsidiaries. The Company recognizes a liability in its financial statements for the unfunded status of its pension plans. As of March 28, 2008 and December 31, 2007, the total accrued pension liability was $6.8 million and $13.4 million, respectively, of which the current portion of $0.1 million and $0.2 million, respectively, were classified as accrued expenses. Included within accumulated other comprehensive income at March 28, 2008 was $0.3 million related to unrecognized prior service cost for these plans. The components of the Company’s net periodic pension expense for the quarters ended March 28, 2008 and March 30, 2007 are as follows (in millions):

	Quarter Ended
	March 28, 2008	March 30, 2007
Service cost	$0.4	$0.3
Interest cost	0.3	0.3
Expected return on plan assets	(0.2)	(0.2)
Amortization of prior service cost	0.1	0.1

Total net periodic pension cost	$0.6	$0.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	March 28, 2008	December 31, 2007
Senior Bank Facilities:
Term Loan, interest payable quarterly at 4.4463% and 6.5800%, respectively	$173.7	$173.7
Revolver	—	—

	173.7	173.7
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	9.0	9.6
Loan with Philippines Bank due 2008 through 2012, interest payable quarterly at 5.3768% and 6.2475%, respectively	24.2	25.0
Loan with Chinese bank due 2009, interest payable quarterly at 3.7987% and 6.1100%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 3.7987% and 6.1100%, respectively	6.0	6.0
Loan with Chinese bank due 2008 through 2013, interest payable semi-annually at 6.0488%	7.9	8.2
Loan with Chinese bank due 2008 through 2009, interest payable semi-annually at 6.3375%	14.6	15.7
Loan with Chinese bank due 2009, interest payable semi-annually at 3.8338% and 6.3413%, respectively	5.0	5.0
Short-term bridge loan due 2008, interest payable weekly at 4.75%	39.3	—
5.0% Note payable to Oregon State due 2009	0.5	0.5
Capital lease obligations	91.9	62.7

	1,225.1	1,159.4
Less: Current maturities	(75.5)	(30.8)

	$1,149.6	$1,128.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Annual maturities relating to the Company’s long-term debt as of March 28, 2008 are as follows (in millions):

		Actual Maturities
Remainder of	2008	$66.1
	2009	68.2
	2010	288.0
	2011	25.1
	2012	126.3
	Thereafter	651.4

	Total	$1,225.1

March 2008 Short-Term Bridge Loan

As part of the AMIS acquisition in March 2008, the Company assumed the obligations under a short-term bridge loan entered into by one of the Company’s European subsidiaries. The bridge loan is with a Belgian bank for 25.0 million Euros due May 31, 2008 with the proceeds to be used to finance capital expenditures and other general corporate purposes. The loan bears interest at an annual rate of the one week Euribor plus 0.50%, with interest payable weekly.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment assets. In March 2008, the Company sold assets with a net book value of $26.2 million for $33.7 million to a leasing agency under a sale-leaseback arrangement. We deferred a gain on the transaction in the amount of $7.5 million. Concurrently, we purchased the assets under a capital lease agreement with a net present value of minimum lease payments of $29.3 million, which will be depreciated over the lease term of five years.

April 2008 Japan Loan

In April 2008, the Company’s Japanese subsidiary entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan amount of 500 million yen, approximately $5.0 million USD at March 28, 2008, bears interest at an annual rate of 1.875%, with interest payable quarterly.

Loss on Debt Prepayment

In March 2007, the Company incurred a loss on debt prepayment of $0.1 million resulting from the prepayment of $23.9 million of our senior bank facilities.

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, “the Notes”). The Company’s domestic subsidiaries, with the exception of domestic subsidiaries acquired from AMIS, (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidating financial information for the issuer of the notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of March 28, 2008
Cash and cash equivalents	$—	$182.7	$—	$125.2	$—	$307.9
Receivables, net	—	29.1	—	216.6	—	245.7
Inventories, net	—	29.0	—	334.1	(0.7)	362.4
Other current assets	—	8.6	—	81.1	—	89.7
Deferred income taxes	—	—	—	—	—	—

Total current assets	—	249.4	—	757.0	(0.7)	1,005.7
Property, plant and equipment, net	—	157.6	3.7	572.9	—	734.2
Goodwill and other intangible assets	—	48.7	73.0	952.0	—	1,073.7
Investments and other assets	1,613.9	1,553.1	39.0	2,404.0	(5,551.3)	58.7

Total assets	$1,613.9	$2,008.8	$115.7	$4,686.9	$(5,552.0)	$2,872.3

Accounts payable	$—	$34.8	$0.2	$203.6	$—	$238.6
Accrued expenses and other current liabilities	4.2	72.6	1.3	215.4	1.7	295.2
Deferred Tax Liabilities	—	1.8		(0.8)		1.0
Deferred income on sales to distributors	—	29.4	—	91.4	—	120.8

Total current liabilities	4.2	138.6	1.5	509.6	1.7	655.6
Long-term debt	839.0	238.5	—	72.1	—	1,149.6
Other long-term liabilities	—	32.2	0.1	31.5	—	63.8
Deferred Income Taxes	—	(1.8)	—	9.8		8.0
Intercompany	(207.9)	(162.3)	(13.4)	178.1	205.5	—

Total liabilities	635.3	245.2	(11.8)	801.1	207.2	1,877.0
Minority interests in consolidated subsidiaries	—	—	—	—	16.7	16.7
Stockholders’ equity (deficit)	978.6	1,763.6	127.5	3,884.8	(5,775.9)	978.6

Liabilities, minority interests and stockholders’ equity (deficit)	$1,613.9	$2,008.8	$115.7	$4,685.9	$(5,552.0)	$2,872.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2007
Cash and cash equivalents	$—	$192.1	$—	$82.5	$—	$274.6
Receivables, net	—	26.4	—	148.8	—	175.2
Inventories, net	—	33.9	—	185.0	1.6	220.5
Other current assets	—	7.8	—	60.5	—	68.3
Deferred income taxes, current	—	(1.8)	—	8.5	—	6.7

Total current assets	—	258.4	—	485.3	1.6	745.3
Property, plant and equipment, net	—	157.3	3.7	453.9	—	614.9
Goodwill and other intangible assets	—	48.3	73.0	108.6	—	229.9
Investments and other assets	647.7	570.9	43.2	25.1	(1,239.4)	47.5

Total assets	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

Accounts payable	$—	$27.7	$0.2	$135.6	$—	$163.5
Accrued expenses and other current liabilities	0.6	56.6	1.3	76.8	1.7	137.0
Deferred income on sales to distributors	—	30.1	—	90.3	—	120.4

Total current liabilities	0.6	114.4	1.5	302.7	1.7	420.9
Long-term debt	839.0	213.6	—	76.0	—	1,128.6
Other long-term liabilities	—	29.8	—	17.0	—	46.8
Deferred income taxes	—	(1.8)	—	8.7	—	6.9
Intercompany	(207.8)	(112.1)	(13.4)	127.8	205.5	—

Total liabilities	631.8	243.9	(11.9)	532.2	207.2	1,603.2
Minority interests in consolidated subsidiaries	—	—	—	—	18.5	18.5
Stockholders’ equity (deficit)	15.9	791.0	131.8	540.7	(1,463.5)	15.9

Liabilities, minority interests and stockholders’ equity (deficit)	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year quarter ended March 28, 2008
Revenues	$—	$116.9	$3.6	$548.1	$(246.7)	$421.9
Cost of revenues	—	105.4	0.4	412.4	(242.9)	275.3

Gross profit	—	11.5	3.2	135.7	(3.8)	146.6

Research and development	—	6.7	2.7	32.0	(1.1)	40.3
Selling and marketing	—	11.9	0.4	13.8	(0.3)	25.8
General and administrative	—	(2.2)	0.2	25.9	(0.1)	23.8
Restructuring, asset impairments and other, net	—	4.6	—	21.3	—	25.9

Total operating expenses	—	21.0	3.3	93.0	(1.5)	115.8

Operating income (loss)	—	(9.5)	(0.1)	42.7	(2.3)	30.8
Interest expense, net	(4.6)	(0.6)	—	(2.1)	—	(7.3)
Other	—	2.1	—	(4.0)	—	(1.9)
Equity in earnings	25.4	35.0	(0.8)	—	(59.6)	—

Income (loss) before income taxes, and minority interests	20.8	27.0	(0.9)	36.6	(61.9)	21.6
Income tax provision	—	0.2	—	(1.3)	—	(1.1)
Minority interests	—	—	—	—	0.3	0.3

Net income (loss)	$20.8	$27.2	$(0.9)	$35.3	$(61.6)	$20.8

Net cash provided by operating activities	$—	$54.4	$0.1	$85.1	$—	$139.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(8.6)	(0.1)	(6.8)	—	(15.5)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.1	—	0.1
Cash received in the acquisition of a business, net of acquisition costs	—	(11.1)	—	172.7	—	161.6
Proceeds from sales of property, plant and equipment	—	38.6	—	—	—	38.6

Net cash provided by (used in) investing activities	—	18.9	(0.1)	166.0	—	184.8

Cash flows from financing activities:
Intercompany loans	—	(310.3)	—	310.3	—	—
Intercompany loan repayments	—	231.6	—	(231.6)	—	—
Proceeds from exercise of stock options	—	0.6	—	—	—	0.6
Repurchase of Treasury Stock	—	(0.5)	—	—	—	(0.5)
Dividends to minority shareholder of consolidated subsidiary	—	3.3	—	(4.8)	—	(1.5)
Equity injections from parent	—	—	3.3	—	—	3.3
Subsidiary declared dividend	—	—	(3.3)	—	—	(3.3)
Payment of capital lease obligation	—	(7.4)	—	—	—	(7.4)
Repayment of long term debt	—	—	—	(280.8)	—	(280.8)

Net cash used in financing activities	—	(82.7)	—	(206.9)	—	(289.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.5)	—	(1.5)

Net increase (decrease) in cash and cash equivalents	—	(9.4)	—	42.7	—	33.3
Cash and cash equivalents, beginning of period	—	192.1	—	82.5	—	274.6

Cash and cash equivalents, end of period	$—	$182.7	$—	$125.2	$—	$307.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year quarter ended March 30, 2007
Revenues	$—	$138.2	$2.5	$454.9	$(221.4)	$374.2
Cost of revenues	—	116.4	0.5	344.1	(223.4)	237.6

Gross profit	—	21.8	2.0	110.8	2.0	136.6

Research and development	—	6.9	3.2	20.7	—	30.8
Selling and marketing	—	12.5	0.3	10.1	—	22.9
General and administrative	—	(2.4)	—	22.6	—	20.2

Total operating expenses	—	17.0	3.5	53.4	—	73.9

Operating income (loss)	—	4.8	(1.5)	57.4	2.0	62.7
Interest expense, net	(4.6)	1.5	(2.1)	(1.7)	—	(6.9)
Other	—	(0.9)	—	0.4	—	(0.5)
Gain (loss) on debt prepayment and early extinguishment of debt	—	(150.1)	150.0	—	—	(0.1)
Equity in earnings	58.6	200.0	0.6	—	(259.2)	—

Income (loss) before income taxes, and minority interests	54.0	55.3	147.0	56.1	(257.2)	55.2
Income tax provision	—	2.4	—	(3.0)	—	(0.6)
Minority interests	—	—	—	—	(0.6)	(0.6)

Net income (loss)	$54.0	$57.7	$147.0	$53.1	$(257.8)	$54.0

Net cash provided by (used in) operating activities	$—	$(208.3)	$179.6	$91.8	$—	$63.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22.6)	—	(26.4)	—	(49.0)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.4)	—	(1.4)
Proceeds from sales of property, plant and equipment	—	0.4	—	6.8	—	7.2

Net cash used in investing activities	—	(22.2)	—	(21.0)	—	(43.2)

Cash flows from financing activities:
Intercompany loans	—	(158.6)	—	158.6	—	—
Intercompany loan repayments	—	409.8	(179.6)	(230.2)	—	0.0
Proceeds from debt issuance	—	0.5	—	—	—	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.1	—	—	—	1.1
Proceeds from exercise of stock options	—	19.2	—	—	—	19.2
Dividends to minority shareholder of consolidated subsidiary	—	5.3	—	(8.1)	—	(2.8)
Equity injections from parent	—	—	5.3	—	—	5.3
Subsidiary declared dividend	—	—	(5.3)	—	—	(5.3)
Payment of capital lease obligation	—	(3.2)	—	(0.2)	—	(3.4)
Payment of debt issuance costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(23.9)	—	(3.0)	—	(26.9)

Net cash provided by (used in) financing activities	—	249.8	(179.6)	(82.9)	—	(12.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	—	19.3	—	(12.3)	—	7.0
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$206.0	$—	$69.8	$—	$275.8

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Common Stock and Treasury Stock

Income per share calculations for the quarters ended March 28, 2008 and March 30, 2007, are as follows (in millions, except per share data):

	Quarter Ended
	March 28, 2008	March 30, 2007
Net income	$20.8	$54.0

Diluted net income applicable to common stock	$20.8	$54.0

Basic weighted average common shares outstanding	306.8	289.5
Add: Incremental shares for :
Dilutive effect of equity based compensation	2.5	8.2
1.875% convertible senior subordinated notes	—	2.9

Diluted weighted average common shares outstanding	309.3	300.6

Income per common share
Basic:	$0.07	$0.19

Diluted:	$0.07	$0.18

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded option shares were 18.5 million and 7.0 million, for the quarters ended March 28, 2008 and March 30, 2007, respectively.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of March 28, 2008, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

For the quarters ended March 28, 2008 and March 30, 2007, the assumed conversion of the zero coupon convertible senior subordinated notes due 2024 was also excluded in determining diluted earnings per share as the impact would have been anti-dilutive. The zero coupon convertible senior subordinated notes are convertible into cash up to the par value of $260.0 million, based on a conversion price of $9.82 per share. The excess of fair value over par value is convertible into stock. As of March 28, 2008 and March 30, 2007, respectively, the Company’s common stock traded below $9.82 per share; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarter ended March 28, 2008, the assumed conversion of the 1.875% convertible senior subordinated notes due 2025 was also excluded in determining diluted earnings per share as the impact would have been anti-dilutive. These notes are convertible into cash up to the par value of $95.0 million, based on a

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

conversion price of $7.00 per share. The excess of fair value over par value is convertible into stock. As of March 28, 2008, the Company’s common stock traded below $7.00 per share; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarters ended March 28, 2008 and March 30, 2007, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on an initial conversion price of approximately $10.50 per share. The excess of fair value over par value is convertible into stock. As of March 28, 2008 and March 30, 2007, respectively, the Company’s common stock traded below $10.50 per share; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of March 28, 2008, but may be reissued by the Company at a later date.

Note 8: Employee Stock Benefit Plans

There was an aggregate of 28.5 million and 21.0 million shares of common stock available for grant under the Company’s stock option plans at March 28, 2008 and December 31, 2007, respectively. During the quarter ending March 31, 2008, 5.0 million shares were added to the shares available for issuance under the Company’s stock plans pursuant to the acquisition of AMIS.

Stock Options

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The volatility input is developed using implied volatility. The expected term of options represents the period of time that the options are expected to be outstanding. The expected term disclosed below is computed using the lattice model’s estimated fair value as an input to the Black-Scholes formula and solving for expected term. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected term. The weighted-average estimated fair value of stock options granted during the quarters ended March 28, 2008 and March 30, 2007 was $3.06 and $3.59 per share, respectively. The weighted-average assumptions associated with the stock options granted during the period are as follows:

	Quarter Ended March 28, 2008	Quarter Ended March 30, 2007
Volatility	56.2%	41.2%
Risk-free interest rate	2.8%	4.5%
Expected term	5.2 years	4.2 years

Pre-vesting forfeitures were estimated to be approximately 13% for the quarters ended March 28, 2008 and March 30, 2007, based on historical experience.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Quarter Ended March 28, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2007	21.5	$7.08
Granted	5.7	5.94
Acquired in AMIS transaction	9.4	9.14
Exercised	(0.2)	2.69
Cancelled	(1.0)	8.45

Outstanding at March 28, 2008	35.4	$7.61	6.7	$13.6

Exercisable at March 28, 2008	18.2	$7.89	5.0	$12.2

Additional information about stock options outstanding at March 28, 2008 with exercise prices less than or above $5.53 per share, the closing price at March 28, 2008, follows (number of shares in millions):

	Exerciseable		Unexerciseable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $5.53	5.4	$3.25	1.5	$4.59	6.9	$3.55
Above $5.53	12.8	$9.82	15.7	$7.58	28.5	$8.58

Total outstanding	18.2	$7.89	17.2	$7.31	35.4	$7.61

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of March 28, 2008, and changes during the quarter ended March 28, 2008, follows (number of shares in millions):

	Quarter Ended March 28, 2008
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2007	1.5	$10.55
Granted	0.8	7.17
Acquired in AMIS transaction	1.1	5.22
Released	(0.3)	7.21
Forfeited	—	6.36

Nonvested shares of restricted stock units at March 28, 2008	3.1	$8.23

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the quarter ending March 28, 2008, the Company granted $0.1 million in restricted stock awards to members of the Board of Directors. The awards vested and were issued immediately upon the effective date of the grant.

Employee Stock Purchase Plans

As of March 28, 2008, there were 2.2 million shares available for issuance under the Employee Stock Purchase Plan. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarters ended March 28, 2008 and March 30, 2007 was $2.31 per share and $1.75 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended
Employee Stock Purchase Plan	March 28, 2008	March 30, 2007
Expected life (in years)	0.25	0.25
Risk-free interest rate	3.3%	4.9%
Volatility	55.0%	39.0%

Share-Based Compensation Expense

Total estimated share-based compensation expense, related to the Company’s stock options, restricted stock units and employee stock purchase plan, recognized for the quarters ended March 28, 2008 and March 30, 2007 was comprised as follows (in millions, except per share data):

	Quarter Ended
	March 28, 2008	March 30, 2007
Cost of revenues	$1.4	$1.0
Research and development	0.9	0.6
Selling and marketing	0.9	0.5
General and administrative	3.5	1.2

Share-based compensation expense before income taxes	6.7	3.3
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$6.7	$3.3

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

At March 28, 2008, total unrecognized estimated compensation cost net of estimated forfeitures related to non-vested stock options and non-vested restricted stock units granted prior to that date was $35.4 million and $16.6 million, respectively. The total intrinsic value of stock options exercised during the quarter ended March 28, 2008 was $0.5 million. The Company recorded cash received from the exercise of stock options of $0.6 million and no related tax benefits during the quarter ended March 28, 2008.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of March 28, 2008 (in millions):

Remainder of 2008 (1)	$15.4
2009	17.7
2010	14.0
2011	10.6
2012	8.5
Thereafter	17.8

Total	$84.0

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of March 28, 2008 related to this matter. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

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

The Company faces risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure of its products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are alleged to be defective, the Company may be required to participate in their recall. Depending on the significance of any particular customer and other relevant factors, the Company may agree to provide more favorable indemnity rights to such customers for valid warranty claims.

In connection with the acquisition of the LSI’s Gresham, Oregon wafer fabrication facility, and ADI’s PTC Business, we entered into various agreements with LSI and ADI, respectively. Pursuant to certain of these agreements, we agreed to indemnify LSI and ADI, respectively, for certain things limited in most instances by time and/or monetary amounts.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Legal Matters

The Company currently is involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the next paragraphs, will have a material effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, consolidated financial position, results of operations or cash flows could be materially and adversely affected.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.

The Company intends to continue to defend the litigation vigorously. While the Company can make no assurances or guarantees as to the outcome of these proceedings, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flow.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that the Company’s products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that the Company stop use of such rights, or other remedies. The Company is in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel issued an Interim Reasoned Award on March 20, 2008 containing a final decision and ruling that none of the Company’s accused products infringed the asserted patent. Per the terms of the license agreement, this decision is binding and non-appealable. However, on April 10, 2008, the other party filed a motion with the panel to reconsider its decision on the merits, which the Company has opposed as being impermissible and procedurally improper. On May 1, 2008, the panel issued its decision and order denying the other party’s motion to reconsider the Interim Reasoned Award. The Company has until May 19, 2008 to file a motion to recover its costs, arbitrators’ fees, and attorneys’ fees, which the Company plans to do. The panel is scheduled to then hold another hearing to decide whether or not and to what extent to award the Company its costs and fees.

On April 18, 2008, LSI Logic Corporation (“LSI”) and Agere Systems Inc. (“Agere”) (which was acquired by LSI in 2007) filed a new patent infringement action with the U.S. International Trade Commission naming 18 semiconductor companies including the Company. LSI and Agere also filed a parallel patent infringement lawsuit against the same companies in the Federal District Court in the Eastern District of Texas. LSI and Agere are seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patent relates to semiconductor wafer processing. The Company believes that it is already licensed to the asserted patent through pre-existing patent license agreements with LSI and Agere, and that these licenses cover all of the Company’s relevant wafer operations. The Company is attempting to resolve the matter informally with LSI and Agere, but if that is not successful, the Company intends to defend the litigation vigorously. While the Company can make no assurances or guarantees as to the outcome of these proceedings, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flow.

Prior to the acquisition of AMIS by the Company on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to AMIS’s recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that AMIS breached the terms of a nondisclosure agreement between PowerDsine and AMIS Belgian subsidiary by using PowerDsine’s confidential information to develop AMIS’s PoE products and that AMIS interfered with an employment contract they had with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150.0 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi. Discovery in the case is proceeding. The Company believes that PowerDsine’s asserted claims are without merit and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Prior to the acquisition of AMIS by the Company on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, in December 2006

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. In December 2007, the PTO issued a final rejection of all claims over prior art. Ricoh filed a response to the final rejection in January 2008, which is currently under review by the PTO. On March 28, 2008, an additional re-examination petition was filed by Synopsys with the PTO challenging the validity of the claims at issue on new grounds. On April 17, 2008 the stay order was lifted despite the ongoing reexamination proceedings by the PTO and the court scheduled a hearing for September 26, 2008. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Note 10: Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of FAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for any quarter ending after February 28, 2009. The Company is currently evaluating the impact of the provisions of FAS 161.

Note 11: Segment Information

The Company is organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which includes products that are sold in many different end-markets) and manufacturing services and custom products. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. The Company’s manufacturing services and custom products segment includes parts manufactured for other semiconductor companies, principally in the Gresham, Oregon facility as well as custom products from our acquisition of AMIS. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives.

Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services & Custom Products

AC-DC Conversion	Low & Medium MOSFET	Analog Switches	Bipolar Power	Manufacturing Services

Analog Automotive	Power Switching	Low Voltage	Thyristor	Custom Products

DC-DC Conversion	Signal & Interface	App. Specific Int. Products	Small Signal

Rectifier			Zener

Auto Power			Protection

LDO & Vregs			High Frequency Standard Logic

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Information about segments for the quarter ended March 28, 2008 and for the quarter ended March 30, 2007 is as follows (in millions):

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services & Custom Products	Total
Quarter ended March 28, 2008:
Revenues from external customers	$106.1	$108.0	$42.0	$118.5	$47.3	$421.9
Segment gross profit	$41.6	$39.4	$23.1	$50.9	$1.9	$156.9
Segment operating income (loss)	$19.6	$18.0	$11.7	$33.0	$(4.6)	$77.7

Quarter ended March 30, 2007:
Revenues from external customers	$106.0	$80.2	$42.2	$119.4	$26.4	$374.2
Segment gross profit	$42.0	$29.9	$21.4	$49.7	$(2.2)	$140.8
Segment operating income	$19.4	$12.9	$10.4	$31.8	$(3.1)	$71.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	March 28, 2008	March 30, 2007
Gross profit for reportable segments	$156.9	$140.8
Unallocated amounts:
Other unallocated manufacturing costs	(10.3)	(4.2)

Gross profit	$146.6	$136.6

Operating income for reportable segments	$77.7	$71.4
Unallocated amounts:
Restructuring, asset impairments and other, net	(5.8)	—
Other unallocated manufacturing costs	(10.3)	(4.2)
Other unallocated operating expenses	(30.8)	(4.5)

Operating income	$30.8	$62.7

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	March 28, 2008	March 30, 2007
United States	$100.4	$100.0
The Other Americas	0.5	0.6
United Kingdom	57.9	58.4
Belgium	10.5	—
China	170.6	140.3
Singapore	36.7	37.5
The Other Asia/Pacific	45.3	37.4

	$421.9	$374.2

Property, plant and equipment by geographic location is summarized as follows (in millions):

	March 28, 2008	December 31, 2007
China	$120.0	$118.1
United States	184.3	161.0
Europe	174.7	117.6
Malaysia	99.2	97.5
Japan	74.1	66.4
The Other Asia/Pacific	79.6	52.2
The Other Americas	2.3	2.1

	$734.2	$614.9

For the quarter ended March 29, 2008, one of the Company’s customers accounted for 10% of the Company’s total revenues. For the quarter ended March 30, 2007, one of the Company’s customers accounted for 13% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 12, 2008 and our unaudited consolidated financial statements for the fiscal quarter ended March 28, 2008 included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See section entitled “1A Risk Factors.”

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6.9% during 2008 through 2010. These are not our projections and may not be indicative of actual results.

Business and Company Overview

We classify our products broadly as power, analog, digital signal processing, mixed-signal, advanced logic, data management semiconductors and standard component devices. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.

We serve a broad base of end-user markets, including power supply, automotive, communications, computer, consumer, medical, industrial, mobile phone and military/aerospace. Applications for our products in these markets include portable electronics, computers, game stations, servers, automotive and industrial automation control systems, routers, switches, storage-area networks and automated test equipment.

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 29,300 products and we shipped approximately 8.1 billion units in the first quarter of 2008 as compared to approximately 7.5 billion units in the first quarter of 2007. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

On March 17, 2008, we completed the purchase of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), whereby AMIS became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of our common stock. The aggregate purchase price was approximately $939.7 million, which includes common stock, RSUs, options and warrants issued and estimated direct transaction costs. We believe the combination will enhance shareholder value by (1) accelerating our transformation from a discrete supplier to a key supplier with scale, (2) strengthening our end-market presence, facilitating our entry into new markets and deepening customer relationships, (3) obtaining significant scale and cash flow generation, and (4) achieving cost savings by leveraging our operational excellence and accelerating the ramp of activity in our Gresham, Oregon wafer fabrication facility.

We are organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which include products that are sold in many different end-markets) and manufacturing services and custom products. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. Our manufacturing services and custom products segment includes parts manufactured for other semiconductor companies, principally in the Gresham, Oregon facility as well as custom products from our acquisition of AMIS. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services & Custom Products
AC-DC Conversion	Low & Medium MOSFET	Analog Switches	Bipolar Power	Manufacturing Services

Analog Automotive	Power Switching	Low Voltage	Thyristor	Custom Products

DC-DC Conversion	Signal & Interface	App. Specific Int. Products	Small Signal

Rectifier			Zener

Auto Power			Protection

LDO & Vregs			High Frequency Standard Logic

We have over 580 direct customers worldwide, and we also service over 200 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlett-Packard, Hella, Schneider, GE, Samsung, Continental Automotive Systems, Siemens, Honeywell, Apple, Dell, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Slovakia, the Czech Republic, Korea, Belgium, Canada, Germany, Bulgaria, Ireland and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. In the first quarter of 2007, we announced the planned closing of one of our Arizona manufacturing facilities for cost savings purposes. The wafer manufacturing that takes place at this facility will be transferred to our off-shore, low-cost manufacturing facilities. During the fourth quarter of 2007 we entered into an agreement to sell the wafer fabrication facility and associated land for approximately $16 million, subject to various conditions and certain adjustments. If the sale is completed at the originally contracted price, we expect to record gains totaling approximately $9.8 million. The sale is scheduled to be completed the second quarter of 2008. We also continue to market additional unused portions of our property at our corporate headquarters in Arizona and plan to use some of the proceeds for the sale to upgrade portions of our corporate headquarters. During the second quarter of 2007 we entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $9.5 million subject to various conditions and certain adjustments. If the sale is completed, at the originally contracted price, we expect to record gains totaling approximately $8.2 million over the next three to four quarters. The remaining unused building is currently being marketed for sale. We will maintain our headquarters offices and remaining manufacturing facilities on the portions of the property that are not for sale.

We used cash on hand to repurchase 5,000,000 shares of our common stock during the second quarter of 2007, at a price of $11.05 per share. These shares were acquired for general corporate purposes. During the quarter ended March 28, 2008 there ware no repurchases of the Company’s common stock. Neither these shares, nor shares previously repurchased by us, had been reissued or retired as of March 28, 2008.

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 171 new product families in 2007 and an additional 36 new product family in the first quarter of 2008. Our new product development efforts continue to be focused on building solutions in power management and customer specific applications that appeal to leading customers in focused market segments and across multiple high growth applications. In light of the recent acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. During the first quarter of 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our off-shore low cost manufacturing facilities, and we expect this transfer to be completed during the last two fiscal quarters of 2008. After we have completed the transfer to other facilities, we plan to exit the wafer fabrication facility at our Phoenix location, which is currently under agreement to be sold. It is anticipated that approximately 85 employees will be terminated as a result of this consolidation effort, in addition to approximately 30 positions that will be eliminated through normal attrition. We expect the full annual cost savings from this consolidation to be at least $7.0 million to $9.0 million beginning in the fourth quarter of 2008.

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

Although we have production at several locations, we have initiated process improvements and selective capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidating manufacturing sites to improve economies of scale;

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 4” to 6” and 8” wafers resulting in an increase to the number of die per square inch;

•	reducing the number of product platforms and process flows; and

•	focusing production on profitable product families.

Outlook

Based upon product booking trends, backlog levels, anticipated manufacturing services revenue decline of $8.0 million sequentially and estimated turns levels, we anticipate that total revenues will be approximately $545.0 million to $560.0 million in the second quarter of 2008. Included in the total revenue guidance is the expectation of sequential product revenue growth of approximately two to six percent for ON Semiconductor stand alone and approximately $150.0 million of revenue associated with the completed acquisition of AMIS. Backlog levels at the beginning of the second quarter of 2008 were up from backlog levels at the beginning of the first quarter of 2008 and represent over 85 percent of our anticipated second quarter 2008 revenues. We expect that average selling prices for the second quarter of 2008 will be down approximately two percent sequentially. For the second quarter, we expect gross margin of approximately 32% to 34% percent. For the second quarter we also expect total operating expenses of approximately $136.0 million to $141.0 million. We anticipate that net interest expense will be approximately $10.0 million to $12.0 million for the second quarter of 2008 and taxes to be approximately $4.0 million. Our current fully diluted share count is approximately 410 million shares based on recent share price.

Results of Operations

Quarter Ended March 28, 2008 Compared to Quarter Ended March 30, 2007

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended March 28, 2008 and March 30, 2007. The amounts in the following table are in millions:

	Quarter ended
	March 28, 2008	March 30, 2007	Dollar Change
Revenues	$421.9	$374.2	$47.7
Cost of revenues	275.3	237.6	37.7

Gross profit	146.6	136.6	10.0

Operating expenses:
Research and development	40.3	30.8	9.5
Selling and marketing	25.8	22.9	2.9
General and administrative	23.8	20.2	3.6
In-process research and development	17.7	—	17.7
Amortization of acquistion-related intangible assets	2.4	—	2.4
Restructuring, asset impairments and other net	5.8	—	5.8

Total operating expenses	115.8	73.9	41.9

Operating income	30.8	62.7	(31.9)

Other income (expenses):
Interest expense	(9.3)	(9.7)	0.4
Interest income	2.0	2.8	(0.8)
Other	(1.9)	(0.5)	(1.4)
Loss on debt prepayment	—	(0.1)	0.1

Other income (expenses), net	(9.2)	(7.5)	(1.7)

Income before income taxes and minority interests	21.6	55.2	(33.6)
Income tax provision	(1.1)	(0.6)	(0.5)
Minority interests	0.3	(0.6)	0.9

Net income	$20.8	$54.0	(33.2)

Revenues

Revenues were $421.9 million and $374.2 million during the quarters ended March 28, 2008 and March 30, 2007, respectively. The increase from first quarter of 2007 to the first quarter of 2008 was primarily due to revenues from the ADI and AMIS acquisitions, partially offset by a reduction in average selling prices of approximately 7.7%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended March 28, 2008	As a % Revenue	Quarter Ended March 30, 2007	As a % Revenue	Dollar Change	% Change
Automotive and Power Regulation	$106.1	25%	$106.0	28%	$0.1	0%
Computing Products	108.0	26%	80.2	21%	27.8	35%
Digital and Consumer Products	42.0	10%	42.2	11%	(0.2)	0%
Standard Products	118.5	28%	119.4	32%	(0.9)	-1%
Manufacturing Services & Custom Products	47.3	11%	26.4	7%	20.9	79%

Total revenues	$421.9		$374.2		$47.7

Revenues from automotive and power regulation were flat in the first quarter of 2008 as compared to the first quarter of 2007. Increases in revenues for AC to DC conversion, rectifier, and auto power products, were offset by decreases in revenues from LDO and voltage regulator and DC to DC conversion products.

Revenues from computing products increased $27.8 million, or 35%, in the first quarter of 2008 as compared to the first quarter of 2007. The increase is attributed to an increase in revenues from power switching, low and medium voltage MOSFET and signal and interface products.

Revenues from digital and consumer products were relatively flat in the first quarter of 2007 as compared to the first quarter of 2008. Increases in revenues for low voltage products were offset by decreases in revenues from filter products.

Revenues from standard products decreased $0.9 million, or 1%, in the first quarter of 2008 as compared to the first quarter of 2007. The decrease is attributed to reduced revenues in high frequency, thyristor, and bipolar power products, partially offset by increased revenue from small signal, protection and zener products.

Revenues from manufacturing services and custom products increased by $20.9 million, or 79%, in the first quarter of 2008 as compared to the first quarter of 2007. The increase is attributable to revenues from the AMIS business, partially offset by a decline in activity pursuant to the LSI wafer supply agreement.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Quarter Ended March 28, 2008	As a % Revenue	Quarter Ended March 30, 2007	As a % Revenue(1)
Americas	$100.9	24%	$100.6	27%
Asia/Pacfic	252.6	60%	215.2	58%
Europe	68.4	16%	58.4	16%

Total	$421.9	100%	$374.2	100%

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices.

For the quarter ended March 28, 2008, one of our customers accounted for 10% of the Company’s total revenues.

For the quarter ended March 30, 2007, one of our customers accounted for 13% of our net revenues.

Gross Profit

Our gross profit was $146.6 million in the first quarter of 2008 compared to $136.6 million in the first quarter of 2007. As a percentage of revenues, our gross profit was 34.7% in the first quarter of 2008 as compared to 36.5% in the first quarter of 2007. Gross profit as a percentage of revenue decreased during the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the sale of inventory that was written up to fair value in connection with the acquisitions of AMIS and the CPU Voltage and Thermal Products Group from ADI combined with the decrease in average selling prices. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Quarter Ended March 28, 2008	As a % Net Revenue	Quarter Ended March 30, 2007	As a % Net Revenue	Dollar Change	% Change
Automotive & Power Regulation	$41.6	9.9%	$42.0	11.2%	$(0.4)	-1.0%
Computing Products	39.4	9.3%	29.9	8.0%	9.5	31.8%
Digital & Consumer Products	23.1	5.5%	21.4	5.7%	1.7	7.9%
Standard Products	50.9	12.1%	49.7	13.3%	1.2	2.4%
Manufacturing Services & Custom Products	1.9	0.5%	(2.2)	-0.6%	4.1	-186.4%

Gross profit by segment	156.9		140.8		$16.1

Unallocated Manufacturing	(10.3)	-2.4%	(4.2)	-1.1%

Total gross profit	$146.6	34.7%	$136.6	36.5%

Gross profit from automotive and power regulation decreased $0.4 million, or 1.0%, in the first quarter of 2008 as compared to the first quarter of 2007. The decrease is attributed to decreases in gross profit from DC to DC conversion, voltage regulators, and analog power products, partially offset by increases in gross profit from AC to DC conversion, rectifier, and auto power products.

Gross profit from computing products increased $9.5 million, or 31.8%, in the first quarter of 2008 as compared to the first quarter of 2007. The increase is attributed to increases in gross profit from power switching, low and medium voltage MOSFET and signal and interface products.

Gross profit from digital and consumer products increased $1.7 million, or 7.9%, in the first quarter of 2008 as compared to the first quarter of 2008. The increase is attributed to increases in gross profit from low voltage products, partially offset by decreases in gross profit from filters and analog switches products.

Gross profit from standard products increased $1.2 million, or 2.4%, in the first quarter of 2008 as compared to the first quarter of 2007. The increase is attributed to increases in gross profit from protection, small signal, bipolar power and zener products, partially offset by decreases in gross profit from high frequency and thyristor products.

Gross profit from manufacturing services and custom products increased $4.1 million, in the first quarter of 2008 as compared to the first quarter of 2007. The increase is attributed to gross profit from the March 17, 2008 AMIS acquisition.

Operating Expenses

Research and development expenses were $40.3 million in the first quarter of 2008 compared to $30.8 million in the first quarter of 2007, representing an increase of $9.5 million, or 31%. Research and development expenses represented 9.5% and 8.2% of revenues in the first quarter of 2008 and the first quarter of

2007, respectively. The increase in research and development expenses was attributable to increased expense associated with on-going research and development activities at AMIS, the development of new products in our Gresham fabrication facility, the expansion of our digital production capacities in our Gresham fabrication facility and employee salaries and wages associated with increased head count, partially offset by decreased employee performance bonuses.

Selling and marketing expenses were $25.8 million in the first quarter of 2008 compared to $22.9 million in the first quarter of 2007, representing an increase of $2.9 million, or 13%. Selling and marketing expenses represented 6.1% and 6.1% of revenues in the first quarter of 2008 and the first quarter of 2007, respectively. The increase in selling and marketing expense is primarily attributed to selling and marketing activities at AMIS combined with increases in employee salaries and wages from increased head count, partially offset by decreased employee performance bonuses.

General and administrative expenses were $23.8 million in the first quarter of 2008 compared to $20.2 million in the first quarter of 2007, representing a increase of $3.6 million, or 17.8%. General and administrative expenses represented 5.6% and 5.4% of revenues in the third quarter of 2007 and the third quarter of 2006, respectively. The increase in general and administrative expense is primarily attributed to increased stock compensation expense and general and administrative expense associated with AMIS, partially offset by decreased employee performance bonuses.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $5.8 million in the first quarter of 2008 compared to zero in the first quarter of 2007.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During March 2008, we recorded employee separation charges of $1.7 million and exit costs of $1.8 million related to the 2008 acquisition of AMIS. The employee separation charges of $1.7 million include $0.3 million for severance benefits of 20 individuals who were our employees prior to the acquisition and $1.4 million for severance benefits of 16 individuals who were employees of AMIS prior to the acquisition but are required to render services until their termination date to receive severance benefits. The termination benefits for the 16 AMIS employees are being recognized ratably from the acquisition date to their termination date. We expect to record an additional $3.8 million through the end of the fourth quarter of 2008. The exit costs of $1.8 million were for charges incurred to terminate software licenses under certain lease agreements with external suppliers found to be duplicative between us and AMIS.

In March 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our offshore lower-cost manufacturing facilities. During the quarter ended March 28, 2008, we recorded $0.8 million of restructuring charges related to this plan for employee separation costs.

In March 2008, we recorded $2.2 million of asset impairments. Prior to March 2008, we had capitalized approximately $5.9 million of software development costs associated with modifications and enhancements to several business process and related systems. The $2.2 million of asset impairments resulted from the fact that we currently have no plans to use certain internally developed software, and management does not consider this a temporary cessation of use. The decision to cease development of these assets in the first quarter of 2008 was triggered by the acquisition of AMIS, which required a reallocation of corporate resources from these projects to the projects associated with the integration of AMIS into our computer systems.

As mentioned previously, during the quarter ended March 28, 2008, we terminated certain lease agreements with external suppliers for software licenses. These agreements had previously been recorded as capital lease obligations on the consolidated balance sheet. Included in restructuring, asset impairments and other, net on the statement of operations for the quarter ended March 28, 2008 is a gain of $0.7 million for the reversal of the capital lease obligation, partially offset by the write-off of the net book value of the software licenses that were included in property, plant and equipment.

Operating Income

Information about operating income from our reportable segments for the quarters ended March 28, 2008 and March 30, 2007 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Manufacturing Services & Custom Products	Total
Quarter ended March 28, 2008:
Segment operating income	$19.6	$18.0	$11.7	$33.0	$(4.6)	$77.7
Quarter ended March 30, 2007:
Segment operating income	$19.4	$12.9	$10.4	$31.8	$(3.1)	$71.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	March 28, 2008	March 30, 2007
Operating income for reportable segments	$77.7	$71.4
Unallocated amounts:
Restructuring, asset impairments and other, net	(5.8)	—
Other unallocated manufacturing costs	(10.3)	(4.2)
Other unallocated operating expenses	(30.8)	(4.5)

Operating income	$30.8	$62.7

Interest Expense and Other

Interest expense decreased and was $9.3 million in the first quarter of 2008 compared to $9.7 million in the first quarter of 2007. Our average month-end long-term debt balance (including current maturities) in the first quarter of 2008 was $1,166.6 million with a weighted average interest rate of 3.2% compared to $1,172.8 million and a weighted average interest rate of 3.3% in the first quarter of 2007. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

See Part I, Item 1 “Financial Statements,” Note 9 “Commitments and Contingencies” of this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Provision for Income Taxes

Provision for income taxes was $1.1 million in the first quarter of 2008 compared to $0.6 million in the first quarter of 2007. The provision for the first quarter of 2008 included $0.5 million for income and withholding taxes of certain of our foreign operations and $0.6 million of interest on reserves for potential liabilities in foreign taxing jurisdictions. The provision for the first quarter of 2007 included $1.9 million charge for income and withholding taxes of certain of our foreign operations and $0.6 million of new reserves for potential liabilities in foreign taxing jurisdictions, offset by the reversal of $1.9 million of previously accrued income taxes for anticipated audit issues.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligation, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at March 28, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments (1)	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Standby letter of credit	$1.4	$1.4	$—	$—	$—	$—	$—
Bank guarantees	13.9	1.5	4.9	—	0.2	0.1	7.2

Commercial commitments	$15.3	$2.9	$4.9	$—	$0.2	$0.1	$7.2

	Payments Due by Period
Contractual obligations	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Long-term debt	$1,225.1	$66.1	$68.2	$288.0	$25.1	$126.3	$651.4
Operating leases (1)(2)	84.0	15.4	17.7	14.0	10.6	8.5	17.8
Other long-term obligations—pension plans	6.8	0.8	3.0	3.0	—	—	—
Purchase obligations (1):
Capital purchase obligations	58.2	41.4	9.8	2.4	2.2	2.1	0.3
Foundry and inventory purchase obligations	95.6	83.2	4.3	3.6	1.9	2.1	0.5
Mainframe support	1.5	0.8	0.7	—	—	—	—
Information technology and communication services	31.3	9.4	9.4	6.8	4.1	1.3	0.3
Other	9.6	5.4	2.7	1.3	0.1	0.1	—

Total contractual obligations	$1,512.1	$222.5	$115.8	$319.1	$44.0	$140.4	$670.3

(1)	These represent our off-balance sheet arrangements.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes approximately $173.7 million outstanding under senior bank facilities, approximately $260.0 million of zero coupon convertible senior subordinated notes due 2024, approximately $95.0 million of 1.875% convertible senior subordinated notes due 2025, approximately $484.0 million of 2.625% convertible senior subordinated notes due 2026, approximately $9.0 million outstanding under a note payable to a Japanese bank, approximately $47.5 million outstanding under loan facilities with two Chinese banks, approximately $24.2 million outstanding with a Philippine bank, approximately $39.3 million outstanding with a bank in Belgium, approximately $0.5 million note payable to Oregon State due 2009 and approximately $91.9 million of capital lease obligations. (See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our balance of cash and cash equivalents was $307.9 million at March 28, 2008 and our cash flow from operations for the three months ending March 28, 2008 was $136.9 million. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our contractual obligations and other operating and capital needs through at least March 28, 2009. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $1.4 million were outstanding under the revolving facility at March 28, 2008. We amended our primary foreign exchange hedging agreement to provide for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

We face risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. Depending on the significance of any particular customer and other relevant factors, we may agree to provide more favorable indemnity rights to such customers for valid warranty claims.

In connection with the acquisition of LSI’s Gresham, Oregon wafer fabrication facility and ADI’s PTC Business, we entered into various agreements with LSI and ADI, respectively. Pursuant to certain of these agreements, we agreed to indemnify LSI and ADI, respectively, for certain things limited in most instances by time and/or monetary amounts.

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

See Part II, Item 1 “Legal Proceedings” of this Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our annual report on Form 10-K for the fiscal year ending December 31, 2007 for information on certain environmental matters.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through March 28, 2009. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

As discussed in Note 6, “Long-Term Debt” to our unaudited consolidated financial statements included elsewhere in this report, our debt covenants require us to stay within certain leverage ratios based on the consolidated earnings (net income) before interest expense, interest income, provisions for income taxes, depreciation and amortization expense (“EBITDA”) for the last four quarters. Consolidated EBITDA, as defined under the documents for our senior bank facilities totaled approximately $392.3 million for the fiscal quarter ending March 28, 2008.

If we were not in compliance with the covenants contained in our senior bank facilities, the holders of our senior bank facilities could cause all outstanding amounts, which was $173.7 million as of March 28, 2008 to be due and payable immediately. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of March 28, 2008 approximately $839.0 million remained outstanding under other debt that may be accelerated based on this covenant.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $350.1 million at March 28, 2008. Our working capital, excluding cash, was $42.2 million at March 28, 2008, and has fluctuated between $(31.3) million and $82.4 million over the last eight quarter-ends.

The components of our working capital at March 28, 2008 and December 31, 2007 are set forth below (in millions), followed by explanations for changes between December 31, 2007 and March 28, 2008 for cash and cash equivalents and any other changes greater than $5 million:

	March 28, 2008	December 31, 2007	Change
Current Assets
Cash and cash equivalents	$307.9	$274.6	$33.3
Receivables, net	245.7	175.2	70.5
Inventories, net	362.4	220.5	141.9
Other current assets	89.7	68.3	21.4
Deferred income taxes	—	6.7	(6.7)

Total current assets	1,005.7	745.3	260.4

Current Liabilities
Accounts payable	238.6	163.5	75.1
Accrued expenses	208.7	101.3	107.4
Income taxes payable	3.1	3.5	(0.4)
Accrued interest	7.9	1.4	6.5
Deferred income on sales to distributors	120.8	120.4	0.4
Deferred income taxes	1.0	—	1.0
Current portion of long-term debt	75.5	30.8	44.7

Total current liabilities	655.6	420.9	234.7

Net working capital	$350.1	$324.4	$25.7

The increase of $33.3 million in cash and cash equivalents is primarily due to $136.9 million in cash provided by operating activities, $184.8 million in cash provided by investing activities, which includes $172.7 million of cash acquired as part of the AMIS acquisition, partially offset by $289.6 million in cash used in financing activities.

The increase of $70.5 million in receivables, net is primarily the result of the receivables acquired from the purchase of AMIS, partially offset by non-recourse sales of receivables at the end of the fourth quarter of 2008.

The increase of $141.9 million in inventory is the result of raw materials, work in process and finished goods inventory obtained from the acquisition of AMIS.

The increase of $21.4 million in other current assets is primarily the result of prepayments and other current assets obtained from the acquisition of AMIS, partially offset by the reduction of prepaid amounts relating to finished goods inventory received from ADI.

The net decrease of $6.7 million in current deferred income tax assets and liabilities was primarily the result of differences between the assigned values and the tax bases of the recognized assets acquired and liabilities assumed from the acquisition of AMIS.

The increase of $75.1 million in accounts payable is the result of liabilities assumed from the acquisition of AMIS and from liabilities for new capital equipment received during the first quarter that had not been paid by March 28, 2008.

The increase of $107.4 million in accrued expenses was primarily attributable to the liabilities assumed from the acquisition of AMIS, increases in sales related reserves and increased expenses incurred for professional fees associated with the acquisition of AMIS.

The increase of $6.5 million in accrued interest was due primarily to interest on our senior bank facilities and our convertible senior subordinated notes that is scheduled to be paid during the second quarter of 2008.

The increase of $44.7 million in the current portion of long-term debt was due primarily to obligations under the short-term bridge loan assumed from the acquisition of AMIS.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $15.5 million during the first three months of 2008 compared to $49.0 million during the first three months of 2007. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2008 Financing Events

March 2008 Short-Term Bridge Loan

As part of the AMIS acquisition in March 2008, we assumed the obligations under a short-term bridge loan entered into by one of our European subsidiaries. The bridge loan is with a Belgian bank for 25.0 million Euros due May 31, 2008 with the proceeds to be used to finance capital expenditures and other general corporate purposes. The loan bears interest at an annual rate of the one week Euribor plus 0.50%, with interest payable weekly.

Capital Lease Obligations

We have various capital lease obligations primarily for machinery and equipment assets. In March 2008, we sold assets with a net book value of $26.2 million for $33.7 million to a leasing agency under a sale-leaseback arrangement. We deferred a gain on the transaction in the amount of $7.5 million. Concurrently, we purchased the assets under a capital lease agreement with a net present value of minimum lease payments of $29.3 million, which will be depreciated over the lease term of five years.

April 2008 Japan Loan

In April 2008, our Japanese subsidiary entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan amount of 500 million yen, approximately $5.0 million USD at March 28, 2008, bears interest at an annual rate of 1.875%, with interest payable quarterly.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of March 28, 2008 and December 31, 2007 (dollars in millions):

	March 28, 2008	December 31, 2007
Senior Bank Facilities:
Term Loan, interest payable quarterly at 4.4463% and 6.5800%, respectively	$173.7	$173.7
Revolver	—	—

	173.7	173.7
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	9.0	9.6
Loan with Philippines Bank due 2008 through 2012, interest payable quarterly at 5.3768% and 6.2475%, respectively	24.2	25.0
Loan with Chinese bank due 2009, interest payable quarterly at 3.7987% and 6.1100%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 3.7987% and 6.1100%, respectively	6.0	6.0
Loan with Chinese bank due 2008 through 2013, interest payable semi-annually at 6.0488%	7.9	8.2
Loan with Chinese bank due 2008 through 2009, interest payable semi-annually at 6.3375%	14.6	15.7
Loan with Chinese bank due 2009, interest payable semi-annually at 3.8338% and 6.3413%, respectively	5.0	5.0
Short-term bridge loan due 2008, interest payable weekly at 4.75%	39.3	—
5.0% Note payable to Oregon State due 2009	0.5	0.5
Capital lease obligations	91.9	62.7

	1,225.1	1,159.4
Less: Current maturities	(75.5)	(30.8)

	$1,149.6	$1,128.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

SCI LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our senior bank facilities. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee, on a joint and several basis, the obligations of the borrower under such facilities. ON Semiconductor Corporation is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. Our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantee the senior bank facilities or the notes.

As of March 28, 2008, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through March 28, 2009.

Our debt agreements contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans or advances;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	pay dividends, redeem capital stock or make certain other restricted payments or investments;

•	pay dividends from SCI, LLC to ON Semiconductor Corporation;

•	engage in sale and leaseback transactions;

•	enter into new lines of business;

•	issue some types of preferred stock; and

•	enter into transactions with our affiliates.

Our senior bank facilities contain financial and other covenants more restrictive than those that are currently applicable should we exceed leverage and secured leverage ratios, as specified therein. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

Cash Management

Our ability to manage cash is limited, as our primary cash inflows and outflows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. While we have some flexibility with respect to the timing of capital equipment purchases, we must invest in capital equipment on a timely basis to allow us to maintain our manufacturing efficiency and support our platforms of new products.

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

Revenue. We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent from manufacturing services provided to customers. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and cost of revenues when the distributor informs us that they have resold the products to the end user. As a result of our inability to reliably estimate up front the effect of the returns and allowances with these distributors, we defer the related revenue and margin on sales to distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Freight and handling costs are included in the cost of revenues and are recognized as period expense during the period in which they are incurred.

Inventories. We carry our inventories not related to an acquisition at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded.

Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material, except for the sale of obsolete leaded parts during the first quarter of 2007 for approximately $4.0 million. Upon the acquisition of a company such as AMIS, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. The total increases in inventory value related to recording it at fair value for the AMIS and ADI acquisitions were $72.8 million and $3.1 million dollars, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

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

Valuation of Stock Compensation. The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of shares issued each option grant. We continue to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for any quarter ending after February 28, 2009. We are currently evaluating the impact of the provisions of FAS 161.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At March 28, 2008, our long-term debt (including current maturities) totaled $1,225.1 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $940.4 million. We do have interest rate exposure with respect to the $284.7 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

Changes in Internal Controls Over Financial Reporting. On March 17, 2008, we acquired AMIS. AMIS operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate AMIS’ processes into our own systems and control environment. We currently expect to complete the incorporation of AMIS’ operations into our systems and control environment in the first half of 2009.

There have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 28, 2008 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the next paragraphs will have a material effect on our financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, consolidated financial position, results of operations or cash flows could be materially and adversely affected.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us could not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court of Appeals’ December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court.

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

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.

We intend to continue to defend the litigation vigorously. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies. We are in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel issued an Interim Reasoned Award on March 20, 2008 containing a final decision and ruling that none of our accused products infringed the asserted patent. Per the terms of the license agreement, this decision is binding and non-appealable. However, on April 10, 2008, the other party filed a motion with the panel to reconsider its decision on the merits, which we have opposed as being impermissible and procedurally improper. On May 1, 2008, the panel issued its decision and order denying the other party’s motion to reconsider the Interim Reasoned Award. We have until May 19, 2008 to file a motion to recover our costs, arbitrators’ fees, and attorneys’ fees, which we plan to do. The panel is scheduled to then hold another hearing to decide whether or not and to what extent to award us our costs and fees.

On April 18, 2008, LSI Logic Corporation (“LSI”) and Agere Systems Inc. (“Agere”) (which was acquired by LSI in 2007) filed a new patent infringement action with the U.S. International Trade Commission naming 18 semiconductor companies including us. LSI and Agere also filed a parallel patent infringement lawsuit against the same companies in the Federal District Court in the Eastern District of Texas. LSI and Agere are seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patent relates to semiconductor wafer processing. We believe that we are already licensed to the asserted patent through pre-existing patent license agreements with LSI and Agere, and that these licenses cover all of our relevant wafer operations. We are attempting to resolve the matter informally with LSI and Agere, but if that is not successful, we intend to defend the litigation vigorously. While we can make no assurances or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Prior to the acquisition of AMIS by us on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to AMIS’s recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that AMIS breached the terms of a nondisclosure agreement between PowerDsine and its Belgian subsidiary by using PowerDsine’s confidential information to develop AMIS’s PoE products and that AMIS interfered with an employment contract they had with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150.0 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi. Discovery in the case is proceeding. We believe that PowerDsine’s asserted claims are without merit and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, in December 2006 the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. In December 2007, the PTO issued a final rejection of all claims over prior art. Ricoh filed a response to the final rejection in January 2008, which is currently under review by the PTO. On March 28, 2008, an additional re-examination petition was filed by Synopsys with the PTO challenging the validity of the claims at issue on new grounds. On April 17, 2008 the stay order was lifted despite the ongoing examination proceedings by the PTO and the court scheduled a hearing for September 26, 2006. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below, our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions (including the recently completed purchase of the PTC Business from ADI and the completed merger transaction with AMIS), risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007 and from time to time in our other Securities and Exchange Commission reports. Among other portions of this Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the unaudited consolidated financial statements and related notes should be read in conjunction with these risk and other factors we have identified for a full understanding of our operations and financial condition. Readers are cautioned not to place undue reliance on our forward-looking statements. We assume no obligation to update such information.

The risk factors included in our Form 10-K have not materially changed other than our discussion below regarding the trends, risks and uncertainties concerning risks relating to the merger of the Company with AMIS.

On March 12, 2008, a special meeting of the shareholders of both the Company and AMIS was held to vote on, among other things, the merger between AMIS and the Company. The stockholders of both companies voted in favor of the proposed acquisition of AMIS in a stock-for-stock merger. Additionally, all other conditions to the consummation of the merger, including receipt of all required regulatory approvals, were satisfied (or waived) and AMIS’s outstanding debt, which became due and payable as a result of the merger, was repaid by us. Furthermore, the appropriate anti-trust and competition approvals were granted with no requirements, limitations or costs or restrictions on the conduct of our business following the merger. On March 17, 2008 we successfully completed the previously announced acquisition of AMIS.

As a result of the preceding events, the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2007 relating to (i) the failure of the merger to be completed and consequences thereof, (ii) the possibility that the regulatory agencies would require certain conditions to their approval that could either stop the merger or impair its benefits and (iii) discussing the requirement that we pay or refinance all of AMIS’s outstanding debt concurrent with the completion of the merger, are no longer material risks and are hereby deleted or revised (as appropriate). In addition, certain of the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2007 discussed potential risk and events that could occur if the merger was consummated, such as, among other things, (i) potential dilution of existing stockholders, (ii) diversion of management and (iii) the Company incurring transaction costs. Because the merger with AMIS is now consummated, the risks and events discussed in these risk factors have already occurred, in whole or part.

In addition, our risk factor contained in our Form 10-K for the fiscal year ended December 31, 2007 entitled “We are subject to litigation risks, including securities class action litigation, which may be costly to defend and the outcome of which is uncertain” made reference to a stockholder class action lawsuit that was filed in Bannock County, Idaho District Court against AMIS, its directors, and FP-McCartney L.L.C. and Citigroup Venture Capital Equity Partners, L.P., two of AMIS’s largest stockholders.

We hereby update this risk factor with the following information. The lawsuit alleges that the defendants breached their fiduciary duties to AMIS stockholders in connection with the proposed merger by advancing their individual interests at the expense of AMIS stockholders. On March 3, 2008, counsel for the parties in the stockholder lawsuit entered into a memorandum of understanding in which they agreed upon the terms of a settlement of the litigation, which would include the dismissal with prejudice of all claims against all the defendants, including AMIS and its directors. The proposed settlement is conditional upon, among other things, the execution of an appropriate Stipulation of Settlement and final approval of the proposed settlement by the court. The proposed settlement contemplates that plaintiff’s lead counsel will apply to the court for an award of attorneys fees and costs in the amount of $500,000.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Set forth below is information concerning each matter submitted to a vote at our special meeting of stockholders held on March 12, 2008.

Stockholders adopted and approved an amendment to our certificate of incorporation to increase the number of authorized shares of our stock from 600,100,000 shares to 750,100,000 shares, of which 100,000 shares are designated as preferred stock, par value $0.01 per share, and 750,000,000 shares are designated as common stock, par value $0.01 per share. This amendment was ratified by the following vote:

For:	228,890,166
Against:	22,119,175
Abstain:	223,722

Stockholders approved the issuance of our common stock pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of December 13, 2007, by and among ON Semiconductor Corporation, Orange Acquisition Corporation and AMIS, as the same may be amended from time to time (the “Share Issuance”). The Share Issuance was ratified by the following vote:

For:	229,367,682
Against:	21,776,082
Abstain:	89,299

The two proposals listed above were conditioned upon each other and the approval of each was required for completion of the merger contemplated by the Merger Agreement. Following stockholder approval as set forth above, on March 17, 2008, we announced that we had completed the acquisition of AMIS and pursuant to the Merger Agreement the merger subsidiary was merged with and into AMIS, with AMIS thereafter becoming our subsidiary.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, by and among ON Semiconductor Corporation, Orange Acquisition Corporation and AMIS Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2007) *

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (1)

10.1	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangement (as approved by the Board of Directors on February 14, 2008) (1)(3)

10.2	Bills of Sale, dated as of March 11, 2008, executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2008)

10.3	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 13, 2006)

10.4	Amendment No. 1, dated as of March 11, 2008, to Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on March 17, 2008)

10.5	Schedule No. 002, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2008)

10.6	Schedule No. 003, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2008)

10.7	Corporate Guaranty of ON Semiconductor Corporation, executed as of March 11, 2008, in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2008)

10.8	Form of AMIS Holdings, Inc. Voting Agreement for Christine King, dated as of December 13, 2007, by and among ON Semiconductor Corporation, AMIS Holdings, Inc. and Christine King (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2007)

10.9	Form of AMIS Holdings, Inc. Voting Agreement for executive officers, directors, and certain other stockholders of AMIS Holdings, Inc., other than Christine King, dated as of December 13, 2007, by and among ON Semiconductor Corporation, directors and executive officers of AMIS Holdings, Inc. and certain significant stockholders of AMIS Holdings, Inc. other than Christine King (incorporated by reference to Exhibit 10.2 to ON’s Current Report on Form 8-K filed with the SEC on December 13, 2007)

Exhibit No.	Description
10.10	Form of ON Semiconductor Corporation Voting Agreement, dated as of December 13, 2007, by and among ON Semiconductor Corporation, AMIS Holdings, Inc. and certain ON Semiconductor Corporation stockholders (incorporated by reference to Exhibit 10.3 to ON’s Current Report on Form 8-K filed with the SEC on December 13, 2007)

10.11	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Awards for Non-employee Directors) (1)(3)

10.12	Amendment No. 1 to Employment Agreement with Bob Mahoney executed on April, 29 2008 (1)(3)

10.13	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the SEC on November 12, 2003) (3)

10.14	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the SEC on February 7, 2005) (3)

10.15	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the SEC on November 9, 2006) (3)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

*	Certain schedules have been omitted and the Corporation agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request.
(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2008	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, by and among ON Semiconductor Corporation, Orange Acquisition Corporation and AMIS Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2007)*

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008(1)

10.1	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangement (as approved by the Board of Directors on February 14, 2008)(1)(3)

10.2	Bills of Sale, dated as of March 11, 2008, executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2008)

10.3	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 13, 2006)

10.4	Amendment No. 1, dated as of March 11, 2008, to Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on March 17, 2008)

10.5	Schedule No. 002, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2008)

10.6	Schedule No. 003, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2008)

10.7	Corporate Guaranty of ON Semiconductor Corporation, executed as of March 11, 2008, in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2008)

10.8	Form of AMIS Holdings, Inc. Voting Agreement for Christine King, dated as of December 13, 2007, by and among ON Semiconductor Corporation, AMIS Holdings, Inc. and Christine King (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2007)

10.9	Form of AMIS Holdings, Inc. Voting Agreement for executive officers, directors, and certain other stockholders of AMIS Holdings, Inc., other than Christine King, dated as of December 13, 2007, by and among ON Semiconductor Corporation, directors and executive officers of AMIS Holdings, Inc. and certain significant stockholders of AMIS Holdings, Inc. other than Christine King (incorporated by reference to Exhibit 10.2 to ON’s Current Report on Form 8-K filed with the SEC on December 13, 2007)

10.10	Form of ON Semiconductor Corporation Voting Agreement, dated as of December 13, 2007, by and among ON Semiconductor Corporation, AMIS Holdings, Inc. and certain ON Semiconductor Corporation stockholders (incorporated by reference to Exhibit 10.3 to ON’s Current Report on Form 8-K filed with the SEC on December 13, 2007)

Exhibit No.	Description
10.11	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Awards for Non-employee Directors)(1)(3)

10.12	Amendment No. 1 to Employment Agreement with Bob Mahoney executed on April 29, 2008(1)(3)

10.13	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the SEC on November 12, 2003)(3)

10.14	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the SEC on February 7, 2005)(3)

10.15	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the SEC on November 9, 2006)(3)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

*	Certain schedules have been omitted and the Corporation agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request.
(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract, or arrangement.