Form 10-Q
period 2008-06-27
ON SEMICONDUCTOR CORP
filed 2008-08-06
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

(Commission File Number) 000-30419

ON SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 E. McDowell Road

Phoenix, AZ 85008

(Address and telephone number of principal executive offices)

(602) 244-6600

(Registrant’s telephone number #, including area code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on July 25, 2008:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	398,336,153

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	June 27, 2008	December 31, 2007
Assets
Cash and cash equivalents	$321.2	$274.6
Receivables, net	258.5	175.2
Inventories, net	327.6	220.5
Other current assets	70.7	68.3
Deferred income taxes	0.3	6.7

Total current assets	978.3	745.3
Property, plant and equipment, net	744.4	614.9
Goodwill	725.8	172.4
Intangible assets, net	334.5	57.5
Other assets	55.1	47.5

Total assets	$2,838.1	$1,637.6

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$206.2	$163.5
Accrued expenses	172.4	101.3
Income taxes payable	2.4	3.5
Accrued interest	2.9	1.4
Deferred income on sales to distributors	123.8	120.4
Current portion of long-term debt	80.2	30.8

Total current liabilities	587.9	420.9
Long-term debt	1,151.9	1,128.6
Other long-term liabilities	47.4	46.8
Deferred income taxes	0.7	6.9

Total liabilities	1,787.9	1,603.2

Commitments and contingencies (See Note 9)
Minority interests in consolidated subsidiaries	16.0	18.5

Common stock ($0.01 par value, 750,000,000 and 600,000,000 shares authorized, 443,487,508 and 338,031,721 shares issued, 397,968,871 and 292,615,751 shares outstanding), respectively	4.4	3.4
Additional paid-in capital	2,373.1	1,419.6
Accumulated other comprehensive loss	(1.4)	(0.5)
Accumulated deficit	(986.0)	(1,051.4)
Less: treasury stock, at cost; 45,518,637 and 45,415,970 shares, respectively	(355.9)	(355.2)

Total stockholders’ equity	1,034.2	15.9

Total liabilities, minority interests and stockholders’ equity	$2,838.1	$1,637.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenues	$562.7	$381.2	$984.6	$755.4
Cost of revenues	371.1	235.2	646.4	472.8

Gross profit	191.6	146.0	338.2	282.6
Operating expenses:
Research and development	67.5	32.4	107.8	63.2
Selling and marketing	37.9	23.3	63.7	46.2
General and administrative	31.9	18.8	55.7	39.0
In-process research and development	—	—	17.7	—
Amortization of acquistion-related intangible assets	6.7	—	9.1	—
Restructuring, asset impairments and other, net	14.2	—	20.0	—

Total operating expenses	158.2	74.5	274.0	148.4

Operating income	33.4	71.5	64.2	134.2

Other income (expenses), net:
Interest expense	(9.6)	(9.4)	(18.9)	(19.1)
Interest income	1.8	2.9	3.8	5.7
Other	1.2	—	(0.7)	(0.5)
Loss on debt prepayment	—	—	—	(0.1)

Other income (expenses), net	(6.6)	(6.5)	(15.8)	(14.0)

Income before income taxes and minority interests	26.8	65.0	48.4	120.2
Income tax (provision) benefit	17.1	(1.4)	16.0	(2.0)
Minority interests	0.7	(0.3)	1.0	(0.9)

Net income	$44.6	$63.3	$65.4	$117.3

Comprehensive income:
Net Income	$44.6	$63.3	$65.4	$117.3
Foreign currency translation adjustments	(7.5)	(1.8)	(1.1)	(1.6)
Amortization of prior service costs of defined benefit plan	0.3	0.1	0.3	0.1
Effects of cash flow hedges	(0.2)	(0.6)	(0.1)	(1.4)

Comprehensive income	$37.2	$61.0	$64.5	$114.4

Net income per common share:
Basic	$0.11	$0.22	$0.19	$0.40

Diluted	$0.11	$0.21	$0.18	$0.38

Weighted average common shares outstanding:
Basic	397.2	290.9	352.8	290.2

Diluted	405.8	306.5	360.1	306.1

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net income	$44.6	$63.3	$65.4	$117.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.7	22.7	65.6	44.8
Gain on sale of fixed assets	(1.7)	(3.8)	(4.0)	(6.3)
Gain/Loss from termination of interest rate swaps	—	(0.6)	—	0.8
Amortization of debt issuance costs	1.0	1.0	2.0	2.1
Provision for excess inventories	3.2	3.7	5.7	5.3
Non-cash impairment charges	9.8	—	12.0	—
Non-cash write-off of in-process research and development	—	—	17.7	—
Non-cash portion of loss on debt prepayment	—	—	—	0.1
Non-cash stock compensation expense	8.3	3.5	15.0	6.8
Deferred income taxes	(6.5)	1.2	(7.1)	0.8
Other	(0.4)	—	(0.7)	0.1
Changes in assets and liabilities, exclusive of impact of acquisitions:
Receivables	(13.5)	2.3	(0.3)	6.1
Inventories	32.0	(11.5)	37.5	(13.7)
Other assets	19.6	(4.8)	27.7	(12.3)
Accounts payable	(42.0)	(6.1)	(29.2)	(19.0)
Accrued expenses	(27.6)	(0.9)	(14.7)	(8.2)
Income taxes payable	(0.9)	0.7	(1.4)	—
Accrued interest	(5.0)	(4.1)	1.5	(0.2)
Deferred income on sales to distributors	(1.3)	(11.4)	(0.2)	(12.8)
Other long-term liabilities	(15.4)	0.2	(13.7)	6.8

Net cash provided by operating activities	41.9	55.4	178.8	118.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(29.4)	(27.6)	(44.9)	(76.6)
Deposits utilized for purchases of property, plant and equipment	—	1.6	0.1	0.2
Proceeds from sales of property, plant and equipment	—	2.0	38.6	9.2
Cash received in the acquisition of a business, net of acquisition costs	—	—	161.6	—

Net cash provided by (used in) investing activities	(29.4)	(24.0)	155.4	(67.2)

Cash flows from financing activities:
Proceeds from debt issuance	44.1	—	44.1	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	1.0	1.2	1.0	2.3
Proceeds from exercise of stock options	9.3	9.6	9.9	28.8
Dividend to minority shareholder of consolidated subsidiary	—	—	(1.5)	(2.8)
Purchase of treasury stock	(0.2)	(55.2)	(0.7)	(55.2)
Payment of capital lease obligation	(5.5)	(4.7)	(12.9)	(8.1)
Payment of debt issuance and amendment costs	—	—	—	(0.4)
Repayment of long-term debt	(44.5)	(1.9)	(325.3)	(28.8)

Net cash used in financing activities	4.2	(51.0)	(285.4)	(63.7)

Effect of exchange rate changes on cash and cash equivalents	(3.4)	(0.4)	(2.2)	(0.6)

Net increase in cash and cash equivalents	13.3	(20.0)	46.6	(13.0)
Cash and cash equivalents, beginning of period	307.9	275.8	274.6	268.8

Cash and cash equivalents, end of period	$321.2	$255.8	$321.2	$255.8

Supplementary disclosure of non-cash investing and financing activities
Common stock issued for purchase of business	$—	$—	$928.6	$—

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

On March 17, 2008, the Company completed the purchase of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), whereby AMIS became a wholly-owned subsidiary of the Company (see Note 3: “Acquisition” for further discussion).

The accompanying unaudited financial statements as of June 27, 2008, and for the three months and six months ended June 27, 2008 and June 29, 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, tax reserves and pension obligations; the fair values of intangible assets; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

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

Inventory obtained through the purchase of a business, such as the acquisition of AMIS, are initially recorded at expected sales value less costs of disposal. The company used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process from cost to expected sales value less variable costs to dispose. At each respective acquisition date, the total increase in inventory value related to recording it at fair value for the AMIS acquisition and acquisition of the voltage regulation and thermal monitoring products for its computing and applications business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”) were $72.8 million, and $3.1 million, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold. For the six months ended June 27, 2008, approximately $48.1 million of the inventory step up has been expensed to the statement of operations, as cost of revenue since the inventory was shipped to the customer.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company plans to sell approximately 51 acres of land and two buildings located at its corporate headquarters in Phoenix, Arizona. During the fourth quarter of 2007 we entered into an agreement to sell the wafer fabrication facility and associated land at our Phoenix site for approximately $16 million, subject to various conditions and certain adjustments. If the sale is completed at the originally contracted price, we expect to record gains totaling approximately $9 million. The sale is scheduled to be completed by the end of the third quarter of 2008. During the second quarter of 2007, the Company entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $9.5 million subject to various conditions and certain adjustments. If the sales are completed at the originally contracted price, the Company expects to record gains totaling approximately $8.2 million over the next three to four quarters. The sale is expected to be completed by the end of the third quarter of 2008. The remaining unused property and buildings are currently being marketed for sale. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as well as a manufacturing and design center and research and development facility.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”), the Company’s September 2006 acquisition of an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”), the Company’s December 2007 acquisition of ADI, and the Company’s March 2008 acquisition of AMIS (see Note 3: “Acquisition” for further discussion). A reconciliation of the original cost of the goodwill from each of the above transactions to the carrying value as of June 27, 2008 and December 31, 2007 is as follows, in millions:

	June 27, 2008
	Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Carrying Value
Goodwill resulting from:
Cherry acquisition	$95.7	$(18.4)	$—	$—	$77.3
Leshan additional interest	3.8	—	—	—	3.8
ADI PTC business acquisition	91.3	—	0.7	—	92.0
AMIS acquisition	559.2	—	(5.7)	(0.8)	552.7

	$750.0	$(18.4)	$(5.0)	$(0.8)	$725.8

	December 31, 2007
	Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Carrying Value
Goodwill resulting from:
Cherry acquisition	$95.7	$(18.4)	$—	$—	$77.3
Leshan additional interest	3.8	—	—	—	3.8
ADI PTC business acquisition	91.3	—	—	—	91.3

	$190.8	$(18.4)	$—	$—	$172.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) issued by the Financial Accounting Standards Board (“FASB”), goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year.

Intangible Assets

Intangible assets consist of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements and patents resulting from the May 2006 purchase of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, the December 2007 purchase of ADI’s PTC Business and the March 2008 purchase of AMIS (see Note 3: “Acquisition” for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 15 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of June 27, 2008 and December 31, 2007 (in millions):

	June 27, 2008
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(2.5)	$—	$11.4	5-12
Assembled workforce	6.7	(2.8)	—	3.9	5
Customer relationships	222.7	(6.2)	(0.5)	216.0	5-15
Non-compete agreements	0.4	(0.1)	—	0.3	3
Patents	16.7	(0.7)	—	16.0	12
Developed technology	80.1	(1.8)	—	78.3	12
Trademarks	8.7	(0.1)	—	8.6	15

Total intangibles	$349.2	$(14.2)	$(0.5)	$334.5

	December 31, 2007
	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(1.7)	$12.2	5-12
Assembled workforce	6.7	(2.2)	4.5	5
Customer relationships	23.7	—	23.7	5
Non-compete agreements	0.4	—	0.4	3
Patents	16.7	—	16.7	12

Total intangibles	$61.4	$(3.9)	$57.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization expense for intangible assets amounted to $7.3 million, $0.6 million, $10.3 million and $1.2 million for the quarters ended and six months ended June 27, 2008, and June 29, 2007, respectively, and is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Total
Remainder of 2008	$0.9	$0.7	$7.5	$0.1	$0.6	$4.9	$0.3	$15.0
2009	1.7	1.3	18.1	0.1	1.4	6.7	0.6	29.9
2010	1.7	1.3	18.0	0.1	1.4	6.7	0.6	29.8
2011	1.2	0.6	18.0	—	1.4	6.7	0.6	28.5
2012	0.7	—	18.0	—	1.4	6.7	0.6	27.4
Thereafter	5.2	—	136.4	—	9.8	46.6	5.9	203.9

Total estimated amortization expense	$11.4	$3.9	$216.0	$0.3	$16.0	$78.3	$8.6	$334.5

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $16.6 million and $18.9 million at June 27, 2008 and December 31, 2007, respectively.

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

Share-Based Payments

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of June 27, 2008, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions.

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of June 27, 2008 was 4.5%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” effective December 31, 2005.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies,” management records the appropriate liability when the amount is deemed probable and reasonably estimated.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”).” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon issuance. Therefore, as of January 1, 2008, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value under generally accepted accounting principles. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as described in FSP 157-2, had no material impact to the Company’s consolidated balance sheet and statement of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”).” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

standard requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively, although earlier adoption is permitted. As of January 1, 2008, the Company adopted SFAS No. 159 and the adoption had no material impact on the Company’s consolidated financial statements as the Company elected not to measure certain financial instruments and certain other items within the scope of SFAS No. 159 at fair value.

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

The aggregate purchase price of approximately $939.7 million included the issuance of approximately 103.2 million shares of common stock valued at approximately $897.4 million and estimated direct transaction costs of approximately $11.1 million. The value of the approximately 103.2 million common shares that were issued to AMIS shareholders was determined based on approximately 89.7 million shares of AMIS common stock outstanding on March 17, 2008 and the exchange ratio of 1.15 shares of the Company’s common stock for each AMIS share, at a value of $8.70 per share, the average closing price of the Company’s shares of common stock for the two days prior to, and two days subsequent to the public announcement of the merger on December 13, 2007. AMIS stock options, restricted stock and warrants were exchanged for stock options, restricted stock and warrants of the Company and the exercise price per share was adjusted for the 1.15 exchange ratio. Vested stock options, restricted stock and warrants issued by the Company in exchange for options and restricted stock held by employees and directors of AMIS and warrants held by non-employees of AMIS are considered part of the purchase price. Accordingly, the purchase price includes an estimated fair value of stock options and restricted stock and warrants of approximately $38.5 million. The purchase price excludes the estimated fair value of unvested stock options and restricted stock, of approximately $7.3 million, which will be amortized to compensation expense over the remaining vesting period of each award, subsequent to March 17, 2008.

The fair value of the Company’s options that were issued in exchange for AMIS options were estimated by using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The more significant assumptions used in estimating the fair value include volatility

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of 49.9%, an expected life of 4.2 years based on the age of the original award, a dividend rate of zero and a risk-free interest rate of 3.15%.

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

Of the $305.5 million of acquired intangible assets, $17.7 million was assigned to in-process research and development (“IPRD”) assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method . The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 12% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Of the total purchase price paid of $939.7 million, approximately $559.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The $559.2 million of goodwill was assigned to the custom products and manufacturing services segment, none of which is expected to be deductible for tax purposes.

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

The allocation of the purchase price includes $27.6 million of accrued liabilities for estimated costs to exit certain activities of AMIS, including $13.2 million of employee separation costs and $14.4 million of exit costs. The $13.2 million of employee separation costs includes $10.0 million to involuntarily terminate or relocate approximately 90 employees performing overlapping or duplicative functions throughout AMIS and also $3.2 million to involuntarily terminate approximately 140 manufacturing employees as a result of the planned shutdown of one of the fabrication facilities at AMIS’s Pocatello, Idaho facility. The shutdown is scheduled to be completed by the end of the first quarter of 2010. The $14.4 million of exit costs includes $10.3 million for lease termination costs at duplicative facilities, $3.5 million of facility decommissioning costs resulting from the planned shutdown of the fabrication facility and also $0.6 million of costs to reorganize the structure of AMIS’s subsidiaries. During the quarter ended June 27, 2008, the Company recorded adjustments of $0.2 million to reduce the employee separation costs accrual related to the involuntary termination or relocation of employees performing overlapping or duplicative functions throughout AMIS. Additionally, during the quarter ended June 27, 2008, the Company recorded $1.1 million of adjustments to its estimated exit costs for exiting certain insurance contracts and software license agreements. As of June 27, 2008, management of the Company had not finalized all exit plans related to the AMIS acquisition and expects to finalize the plans within the first year after the acquisition date, which will result in adjustments to the allocation of the acquisition of the purchase price that may impact accrued liabilities and goodwill.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS for the quarter ended June 27, 2008:

	Balance at Beginning of Period	Charges	Usage	Balance at End of Period
Estimated employee separation costs:
Quarter ended June 27, 2008	$13.2	$(0.2)	$(8.0)	$5.0

Estimated costs to exit:
Quarter ended June 27, 2008	$14.4	$1.1	$(0.3)	$15.2

The following pro forma consolidated results of operations for the quarter and six months ended June 27, 2008 and June 29, 2007 have been prepared as if the acquisition of AMIS had occurred at January 1, 2008 and January 1, 2007, respectively for each period (in millions, except per share data):

	Quarter Ended
	June 27, 2008	June 29, 2007
Net revenues	$562.7	$538.2
Net income	$44.6	$86.7
Net income per common share—Basic	$0.11	$0.30
Net income per common share—Diluted	$0.11	$0.28

	Six Months Ended
	June 27, 2008	June 29, 2007
Net revenues	$1,093.2	$1,062.8
Net income	$74.6	$162.1
Net income per common share—Basic	$0.21	$0.56
Net income per common share—Diluted	$0.21	$0.53

The pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had actually occurred as of the dates indicated, or of those results that may be obtained in the future. The pro forma consolidated results of operations include adjustments to net income to give effect to: depreciation of property, plant and equipment acquired; amortization of intangible assets acquired; reduced interest expense as a result of the required repayment of AMIS’s senior secured term loan upon acquisition; and stock compensation expense for stock options and restricted stock units of AMIS that were exchanged for stock options and restricted stock units of the Company. This pro forma consolidated results of operations was derived, in part, from the historical consolidated financial statements of AMIS and other available information and assumptions believed to be reasonable under the circumstances.

See “Note 11: Subsequent Events” for a discussion of the Company’s pending merger with Catalyst Semiconductor, Inc.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4: Restructuring, Asset Impairment and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2008 or had not been completed as of December 31, 2007, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2008 Announced Shutdown of Peistany Manufacturing Facility

In May 2008, the Company made plans to consolidate manufacturing efforts with the closure of manufacturing facilities in Piestany, Slovakia. The wafer manufacturing that takes place at this facility will be migrated from smaller low volume silicon wafers to larger more advanced production lines. At the end of the second quarter of 2008, the Company notified 398 employees that they will be terminated and the Company expects to recognize $3.7 million ratably from the third quarter of 2008 through the termination date of the third quarter of 2009.

Restructuring Activities Related to the 2008 Hong Kong Design Center

In June 2008, the Company announced plans to consolidate a portion of the design center operations in Hong Kong. It is anticipated that a total of approximately 6 employees will be terminated as a result of this consolidation effort. Employee separation charges of $0.3 million has been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended June 27, 2008. All terminations and associated severance payments related to these activities are expected to be completed by the end of the third quarter of 2008.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Six months ended June 27, 2008	$—	$0.3	$—	$—	$0.3

Restructuring Activities Related to the 2008 Acquisition of AMIS

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Six months ended June 27, 2008	$—	$5.4	$(2.8)	$—	$2.6

Exit costs:
Six months ended June 27, 2008	$—	$2.0	$(0.5)	$—	$1.5

Cumulative charges of $7.4 million have been recognized through June 27, 2008, related to the restructuring activities around the acquisition of AMIS, of which $3.9 million has been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended June 27, 2008. In March 2008, the Company acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes (See Note 3: “Acquisition” for further discussion). As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated to reflect terms applicable to the combined company. During March 2008, the Company recorded employee separation charges of $1.7 million and exit costs of $1.8 million related to the acquisition of AMIS.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The employee separation charges of $5.4 million include $1.2 million for severance benefits of 77 individuals who were employees of the Company prior to the acquisition and $4.2 million for severance benefits of 24 individuals who were employees of AMIS prior to the acquisition. All such employees were or are required to render services until their termination date to receive these severance benefits. The termination benefits for the 24 AMIS employees are being recognized ratably from the acquisition date to their termination date. The Company expects to record an additional $1.0 million of separation charges through the end of the fourth quarter of 2008. All terminations and associated severance payments related to these activities are expected to be completed by the end of the fourth quarter of 2008.

The exit costs of $2.0 million were for charges incurred to terminate overlapping or duplicative software licenses under certain lease agreements with external suppliers in connection with the AMIS acquisition. All payments related to these exit costs are expected to be completed by the end of the second quarter of 2009.

2007 Plan to Restructure Certain General and Administrative Positions in Asia

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Six months ended June 27, 2008	$0.5	$—	$(0.4)	$—	$0.1

Cumulative charges of $1.0 million have been recognized through June 27, 2008, related to the 2007 plan to restructure certain general and administrative positions in Asia, all of which were recognized in periods prior to the quarter ended June 27, 2008. In October 2007, the Company announced plans to change its management structure at its Aizu, Japan manufacturing facility and to outsource its healthcare professional services provided at its Seremban, Malaysia manufacturing facility. This activity was completed by the end of the first quarter of 2008. Approximately 21 employees were terminated as a direct result of this plan. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the fourth quarter of 2007. As of June 27, 2008, $0.1 million remained to be paid. All termination benefits and associated severance payments related to this charge are expected to be paid by the end of the first quarter of 2009.

2007 Plan to Restructure Phoenix, Arizona Wafer Manufacturing

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Six months ended June 27, 2008	$—	$1.0	$(0.5)	$—	$0.5

Cumulative charges of $3.0 million have been recognized through June 27, 2008, related to the 2007 plan to restructure Phoenix, Arizona wafer manufacturing, of which $0.2 million has been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended June 27, 2008. In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to the Company’s offshore lower-cost manufacturing facilities, expected to be completed by the end of the third quarter of 2008. It is anticipated that a total of approximately 85 manufacturing employees will be terminated as a direct result of this consolidation effort. Also in connection with this activity, during the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

third quarter of 2007, the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 67 positions. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the third quarter of 2007 and continued to exit through the first quarter of 2008. All terminations and associated severance payments related to these activities are expected to be completed by the end of the fourth quarter of 2008.

Asset Impairments

In June 2008, the Company recorded $9.8 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. The $9.8 million of asset impairments include $7.9 million associated with the May 2008 announced shutdown of manufacturing facilities in Piestany, Slovakia. This announcement triggered an impairment analysis of the carrying value of the related asset group. The Company measured the amount of this asset impairment by comparing the carrying value of the respective assets to their related estimated fair values. The Company estimated future net cash flows for the period of continuing manufacturing activities and eventual disposition of the assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charge was recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The remaining $1.9 million of asset impairments was for excess machinery and equipment abandoned by the Company as a result of the acquisition of AMIS.

In March 2008, the Company recorded $2.2 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. Prior to March 2008, the Company had capitalized approximately $5.9 million of software development costs associated with modifications and enhancements to several business process and related systems. The $2.2 million of asset impairments resulted from the fact that the Company currently has no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in the first quarter of 2008 was triggered by the acquisition of AMIS, which required a reallocation of corporate resources from these projects to projects associated with the integration of AMIS into the Company’s computer systems (See Note 3: “Acquisition” for further discussion). The amount of the asset impairment charge taken in March 2008, of $2.2 million, was determined based on the costs that had previously been capitalized related to the projects that have been abandoned.

Other

As mentioned previously in the restructuring activities related to the recent acquisition of AMIS during the six months ended June 27, 2008, the Company terminated certain overlapping or duplicative lease agreements with external suppliers for software licenses. These agreements had previously been recorded by the Company as capital lease obligations on the consolidated balance sheet. Included in restructuring, asset impairments and other, net on the statement of operations for the six months ended June 27, 2008 is a gain of $0.7 million for the reversal of the capital lease obligation, partially offset by the write-off of the net book value of the software licenses that were included in property, plant and equipment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter ended June 27, 2008, is as follows (in millions):

	Quarter Ended June 27, 2008	Six Months Ended June 27, 2008
Restructuring
2008 Charges:
Cash employee separation charges	$4.2	$6.7
Exit costs	0.2	2.0

Asset impairments
2008 Charges	9.8	12.0

Other
2008 gain on disposal of property, plant and equipment	—	(0.7)

	$14.2	$20.0

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	June 27, 2008	December 31, 2007
Receivables, net:
Accounts receivable	$265.9	$178.7
Less: Allowance for doubtful accounts	(7.4)	(3.5)

	$258.5	$175.2

Inventories, net:
Raw materials	$34.8	$25.1
Work in process	151.6	110.2
Finished goods	141.2	85.2

	$327.6	$220.5

Property, plant and equipment, net:
Land	$32.0	$28.3
Buildings	393.9	376.5
Machinery and equipment	1,364.5	1,216.2

Total property, plant and equipment	1,790.4	1,621.0
Less: Accumulated depreciation	(1,046.0)	(1,006.1)

	$744.4	$614.9

Accrued expenses:
Accrued payroll	$66.6	$37.5
Sales related reserves	37.6	39.9
Restructuring reserves	5.0	0.5
Acquisition related restructuring costs	20.2	—
Accrued pension liability	0.2	0.2
Other	42.8	23.2

	$172.4	$101.3

Accumulated other comprehensive income:
Foreign currency translation adjustments	$(1.0)	$0.1
Amortization of prior service cost of defined benefit pension plan	(0.2)	(0.5)
Prior service cost from legal plan amendment	(0.3)	(0.3)
Net unrealized gains and adjustments related to cash flow hedges	0.1	0.2

	$(1.4)	$(0.5)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the six months ended June 27, 2008 is as follows (in millions):

Balance as of December 31, 2007	$2.2
Provision	0.4
Reserves acquired from AMIS	0.8
Usage	(0.3)
Reserved released	—

Balance as of June 27, 2008	$3.1

The activity related to the Company’s warranty reserves for the six months ended June 29, 2007 is as follows (in millions):

Balance as of December 31, 2006	$2.4
Provision	0.8
Usage	(0.4)
Reserved released	—

Balance as of June 29, 2007	$2.8

The Company maintains a defined benefit plan for some of its foreign subsidiaries. The Company recognizes a liability in its financial statements for the unfunded status of its pension plans. As of June 27, 2008 and December 31, 2007, the total accrued pension liability net of pension assets was $6.7 million and $13.4 million, respectively, of which the current portion of $0.1 million and $0.2 million, respectively, were classified as accrued expenses. Included within accumulated other comprehensive income at June 27, 2008 was $0.2 million related to unrecognized prior service cost for these plans. The components of the Company’s net periodic pension expense for the quarters ended June 27, 2008 and June 29, 2007 are as follows (in millions):

	Quarter Ended
	June 27, 2008	June 29, 2007
Service cost	$0.4	$0.2
Interest cost	0.3	0.3
Expected return on plan assets	(0.2)	(0.2)
Amortization of prior service cost	0.1	0.1

Total net periodic pension cost	$0.6	$0.4

	Six Months Ended
	June 27, 2008	June 29, 2007
Service cost	$0.8	$0.5
Interest cost	0.6	0.6
Expected return on plan assets	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2

Total net periodic pension cost	$1.2	$0.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	June 27, 2008	December 31, 2007
Senior Bank Facilities:
Term Loan, interest payable quarterly at 4.5506% and 6.5800%, respectively	$173.3	$173.7
Revolver	—	—

	173.3	173.7
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	8.3	9.6
Loan with Philippine banks due 2008 through 2012, interest payable quarterly at 3.7100% and 6.2475%, respectively	23.4	25.0
Loan with Chinese bank due 2009, interest payable quarterly at 4.0013% and 6.1100%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 4.0013% and 6.1100%, respectively	6.0	6.0
Loan with Chinese bank due 2008 through 2013, interest payable semi-annually at 4.4150% and 6.0488%, respectively.	7.5	8.2
Loan with Chinese bank due 2008 through 2009, interest payable semi-annually at 3.8869% and 6.3375%, respectively.	13.5	15.7
Loan with Chinese bank due 2009, interest payable semi-annually at 3.8338% and 6.3413%, respectively	5.0	5.0
Loan with Belgian bank, interest payable weekly at 4.106%	36.4	—
5.0% Note payable to Oregon State due 2009	0.5	0.5
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	4.6	—
Capital lease obligations	100.6	62.7

	1,232.1	1,159.4
Less: Current maturities	(80.2)	(30.8)

	$1,151.9	$1,128.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Annual maturities relating to the Company’s long-term debt as of June 27, 2008 are as follows (in millions):

		Actual Maturities
Remainder of	2008	$19.8
	2009	113.0
	2010	292.2
	2011	28.7
	2012	127.0
	Thereafter	651.4

	Total	$1,232.1

June 2008 Belgian Loan

In June 2008, one of the Company’s European subsidiaries entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which had a balance of $36.4 million as of June 27, 2008 (based on the euro-to-dollar exchange rate in effect at that date), bears interest at the European Overnight Index Average (“EONIA”) plus 0.4%, with interest payable weekly. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The term of the agreement is six months, which automatically extends and can be cancelled thereafter by a 90 day written notification

April 2008 Japan Loan

In April 2008, the Company’s Japanese subsidiary entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $4.6 million at June 28, 2008 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 1.875%, with interest payable quarterly.

March 2008 Short-Term Bridge Loan

As part of the AMIS acquisition in March 2008, the Company assumed the obligations under a short-term bridge loan entered into by the Company’s Belgian subsidiary The bridge loan was with a Belgian bank for 25.0 million Euros originally due May 31, 2008 and extended until July 31, 2008 with the proceeds to be used to finance capital expenditures and other general corporate purposes. The loan interest was paid weekly based on the one week EURO Interbank Offered Rate (“Euribor”) plus 0.5%. In June 2008, the Short-Term Bridge Loan was repaid with the proceeds from the June 2008 Belgian loan.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment. In March 2008, the Company sold assets with a net book value of $26.2 million for $33.7 million to a leasing agency under a sale-leaseback arrangement. We deferred a gain on the transaction in the amount of $7.5 million. Concurrently, the Company purchased the assets under a capital lease agreement with a net present value of minimum lease payments of $29.3 million, which will be depreciated over the lease term of five years. In June 2008, the Company purchased assets under capital leases agreement with a net present value of minimum lease payments of $14.1 million, which will be depreciated over the lease term of five years.

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

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of June 27, 2008
Cash and cash equivalents	$—	$218.9	$—	$102.3	$—	$321.2
Receivables, net	—	28.8	—	229.7	—	258.5
Inventories, net	—	26.8	—	298.3	2.5	327.6
Other current assets	—	9.0	—	61.7	—	70.7
Deferred income taxes	—	(1.8)	—	2.1	—	0.3

Total current assets	—	281.7	—	694.1	2.5	978.3
Property, plant and equipment, net	—	171.6	3.5	569.3	—	744.4
Deferred income taxes	—	—	—	—		—
Goodwill	—	48.1	73.0	939.2	—	1,060.3
Investments and other assets	1,665.8	1,604.1	37.4	2,397.1	(5,649.3)	55.1

Total assets	$1,665.8	$2,105.5	$113.9	$4,599.7	$(5,646.8)	$2,838.1

Accounts payable	$—	$29.7	$0.2	$176.3	$—	$206.2
Accrued expenses and other current liabilities	0.5	73.8	1.3	180.6	1.7	257.9
Deferred income on sales to distributors	—	28.7	—	95.1	—	123.8

Total current liabilities	0.5	132.2	1.5	452.0	1.7	587.9
Long-term debt	839.0	244.3	—	68.6	—	1,151.9
Other long-term liabilities	—	17.8	0.1	29.5	—	47.4
Deferred Income Taxes	—	(0.7)	—	1.4		0.7
Intercompany	(207.9)	(114.6)	(13.5)	130.5	205.5	—

Total liabilities	631.6	279.0	(11.9)	682.0	207.2	1,787.9
Minority interests in consolidated subsidiaries	—	—	—	—	16.0	16.0
Stockholders’ equity (deficit)	1,034.2	1,826.5	125.8	3,917.7	(5,870.0)	1,034.2

Liabilities, minority interests and stockholders’ equity (deficit)	$1,665.8	$2,105.5	$113.9	$4,599.7	$(5,646.8)	$2,838.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2007
Cash and cash equivalents	$—	$192.1	$—	$82.5	$—	$274.6
Receivables, net	—	26.4	—	148.8	—	175.2
Inventories, net	—	33.9	—	185.0	1.6	220.5
Other current assets	—	7.8	—	60.5	—	68.3
Deferred income taxes	—	(1.8)	—	8.5	—	6.7

Total current assets	—	258.4	—	485.3	1.6	745.3
Property, plant and equipment, net	—	157.3	3.7	453.9	—	614.9
Goodwill	—	48.3	73.0	108.6	—	229.9
Investments and other assets	647.7	570.9	43.2	25.1	(1,239.4)	47.5

Total assets	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

Accounts payable	$—	$27.7	$0.2	$135.6	$—	$163.5
Accrued expenses and other current liabilities	0.6	56.6	1.3	76.8	1.7	137.0
Deferred income on sales to distributors	—	30.1	—	90.3	—	120.4

Total current liabilities	0.6	114.4	1.5	302.7	1.7	420.9
Long-term debt	839.0	213.6	—	76.0	—	1,128.6
Other long-term liabilities	—	29.8	—	17.0	—	46.8
Deferred income taxes	—	(1.8)	—	8.7	—	6.9
Intercompany	(207.8)	(112.1)	(13.4)	127.8	205.5	—

Total liabilities	631.8	243.9	(11.9)	532.2	207.2	1,603.2
Minority interests in consolidated subsidiaries	—	—	—	—	18.5	18.5
Stockholders’ equity (deficit)	15.9	791.0	131.8	540.7	(1,463.5)	15.9

Liabilities, minority interests and stockholders’ equity (deficit)	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the quarter ended June 27, 2008
Revenues	$—	$113.7	$3.4	$750.5	$(304.9)	$562.7
Cost of revenues	—	108.7	0.3	557.0	(294.9)	371.1

Gross profit	—	5.0	3.1	193.5	(10.0)	191.6

Research and development	—	6.4	2.5	68.9	(10.3)	67.5
Selling and marketing	—	13.1	0.4	26.7	(2.3)	37.9
General and administrative	—	(5.0)	0.2	35.7	1.0	31.9
Amortization of acquisition related intangible assets	—	0.4	—	6.3	—	6.7
Restructuring, asset impairments and other, net	—	2.2	—	12.0	—	14.2

Total operating expenses	—	17.1	3.1	149.6	(11.6)	158.2

Operating income (loss)	—	(12.1)	—	43.9	1.6	33.4
Interest expense, net	(4.5)	(1.7)	—	(1.6)	—	(7.8)
Other	—	1.6	—	(0.4)	—	1.2
Equity in earnings	49.1	58.3	(1.7)	(1.4)	(104.3)	—

Income (loss) before income taxes, and minority interests	44.6	46.1	(1.7)	40.5	(102.7)	26.8
Income tax provision	—	12.8	—	4.3	—	17.1
Minority interests	—	—	—	—	0.7	0.7

Net income (loss)	$44.6	$58.9	$(1.7)	$44.8	$(102.0)	$44.6

For the quarter ended June 29, 2007
Revenues	$—	$132.0	$4.5	$470.6	$(225.9)	$381.2
Cost of revenues	—	113.9	0.4	347.9	(227.0)	235.2

Gross profit	—	18.1	4.1	122.7	1.1	146.0

Research and development	—	7.7	2.8	21.9	—	32.4
Selling and marketing	—	11.6	0.3	11.4	—	23.3
General and administrative	—	0.4	—	18.4	—	18.8
Restructuring, asset impairments and other, net	—	—	—	—	—	—

Total operating expenses	—	19.7	3.1	51.7	—	74.5

Operating income (loss)	—	(1.6)	1.0	71.0	1.1	71.5
Interest expense, net	(4.5)	(0.7)	—	(1.3)	—	(6.5)
Other	—	(0.9)	—	0.9	—	—
Equity in earnings	67.8	69.2	1.5	—	(138.5)	—

Income (loss) before income taxes, and minority interests	63.3	66.0	2.5	70.6	(137.4)	65.0
Income tax provision	—	0.3	—	(1.7)	—	(1.4)
Minority interests	—	—	—	—	(0.3)	(0.3)

Net income (loss)	$63.3	$66.3	$2.5	$68.9	$(137.7)	$63.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the six months ended June 27, 2008
Revenues	$—	$230.6	$7.0	$1,298.6	$(551.6)	$984.6
Cost of revenues	—	214.1	0.7	969.4	(537.8)	646.4

Gross profit	—	16.5	6.3	329.2	(13.8)	338.2

Research and development	—	13.1	5.2	100.9	(11.4)	107.8
Selling and marketing	—	25.0	0.8	40.5	(2.6)	63.7
General and administrative	—	(7.2)	0.4	61.6	0.9	55.7
In Process research and development	—	—	—	17.7	—	17.7
Amortization of acquisition related intangible assets	—	0.4	—	8.7	—	9.1
Restructuring, asset impairments and other, net	—	6.8	—	13.2	—	20.0

Total operating expenses	—	38.1	6.4	242.6	(13.1)	274.0

Operating income (loss)	—	(21.6)	(0.1)	86.6	(0.7)	64.2
Interest expense, net	(9.1)	(2.3)	—	(3.7)	—	(15.1)
Other	—	3.7	—	(4.4)	—	(0.7)
Loss on debt prepayment	—	—	—	—	—	—
Equity in earnings	74.5	93.3	(2.5)	(1.4)	(163.9)	—

Income (loss) before income taxes, and minority interests	65.4	73.1	(2.6)	77.1	(164.6)	48.4
Income tax provision	—	13.0	—	3.0	—	16.0
Minority interests	—	—	—	—	1.0	1.0

Net income (loss)	$65.4	$86.1	$(2.6)	$80.1	$(163.6)	$65.4

Net cash provided by operating activities	$—	$54.7	$0.1	$124.0	$—	$178.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(20.2)	(0.1)	(24.6)	—	(44.9)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.1	—	0.1
Purchases of intangible assets	—	—	—	—	—	—
Proceeds from sales of available-for-sale securities	—	—	—	—	—	—
Purchase of a business	—	(11.1)		172.7	—	161.6
Proceeds from sales of property, plant and equipment	—	38.6	—	—	—	38.6

Net cash used in investing activities	—	7.3	(0.1)	148.2	—	155.4

Cash flows from financing activities:
Intercompany loans	—	(421.5)	—	421.5	—	—
Intercompany loan repayments	—	385.3	—	(385.3)	—	—
Proceeds from debt issuance	—	—	—	44.1	—	44.1
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.0	—	—	—	1.0
Proceeds from exercise of stock options	—	9.9	—	—	—	9.9
Repurchase of Treasury Stock	—	(0.7)	—	—	—	(0.7)
Dividends to minority shareholder of consolidated subsidiary	—	3.3	—	(4.8)	—	(1.5)
Equity injections from parent	—	—	3.3	—	—	3.3
Subsidiary declared dividend	—	—	(3.3)	—	—	(3.3)
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	—	—
Payment of capital lease obligation	—	(12.1)	—	(0.8)	—	(12.9)
Payment of debt issuance costs	—	—	—	—	—	—
Repayment of long term debt	—	(0.4)	—	(324.9)	—	(325.3)

Net cash provided by (used in) financing activities	—	(35.2)	—	(250.2)	—	(285.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.2)	—	(2.2)

Net increase (decrease) in cash and cash equivalents	—	26.8	—	19.8	—	46.6
Cash and cash equivalents, beginning of period	—	192.1	—	82.5	—	274.6

Cash and cash equivalents, end of period	$—	$218.9	$—	$102.3	$—	$321.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the six months ended June 29, 2007
Revenues	$—	$270.2	$7.0	$925.5	$(447.3)	$755.4
Cost of revenues	—	230.3	0.9	692.0	(450.4)	472.8

Gross profit	—	39.9	6.1	233.5	3.1	282.6

Research and development	—	14.6	6.0	42.6	—	63.2
Selling and marketing	—	24.1	0.6	21.5	—	46.2
General and administrative	—	148.0	(150.0)	41.0	—	39.0
Restructuring, asset impairments and other, net	—	—	—	—	—	—

Total operating expenses	—	186.7	(143.4)	105.1	—	148.4

Operating income (loss)	—	(146.8)	149.5	128.4	3.1	134.2
Interest expense, net	(9.1)	0.8	(2.1)	(3.0)	—	(13.4)
Other	—	(1.8)	—	1.3	—	(0.5)
Loss on dept prepayment	—	(0.1)	—	—	—	(0.1)
Equity in earnings	126.4	269.2	2.1	—	(397.7)	—

Income (loss) before income taxes, and minority interests	117.3	121.3	149.5	126.7	(394.6)	120.2
Income tax provision	—	2.7	—	(4.7)	—	(2.0)
Minority interests	—	—	—	—	(0.9)	(0.9)

Net income (loss)	$117.3	$124.0	$149.5	$122.0	$(395.5)	$117.3

Net cash provided by (used in) operating activities	$—	$(188.8)	$179.6	$127.7	$—	$118.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(26.0)	—	(50.6)	—	(76.6)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.2	—	0.2
Purchases of intangible assets	—	—	—	—		—
Proceeds from sales of available-for-sale securities	—	—	—	—	—	—
Proceeds from sales of property, plant and equipment	—	0.4	—	8.8	—	9.2

Net cash provided by (used in) investing activities	—	(25.6)	—	(41.6)	—	(67.2)

Cash flows from financing activities:
Intercompany loans	—	(269.8)	—	269.8	—	—
Intercompany loan repayments	—	538.2	(179.6)	(358.6)	—	—
Proceeds from debt issuance	—	0.5	—	—	—	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	2.3	—	—	—	2.3
Proceeds from exercise of stock options and warrants	—	28.8	—	—	—	28.8
Repurchase of treasury stock	—	(55.2)	—	—	—	(55.2)
Dividends to minority shareholder of consolidated subsidiary	—	5.3	—	(8.1)	—	(2.8)
Equity injections from parent	—	—	5.3	—	—	5.3
Subsidiary declared dividend	—	—	(5.3)	—	—	(5.3)
Proceeds from issuance of common stock, net of issuance costs		—	—	—	—	—
Payment of capital lease obligation	—	(7.1)	—	(1.0)	—	(8.1)
Payment of debt issuance costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(24.4)	—	(4.4)	—	(28.8)

Net cash provided by (used in) financing activities	—	218.2	(179.6)	(102.3)	—	(63.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)

Net increase (decrease) in cash and cash equivalents	—	3.8	—	(16.8)	—	(13.0)
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$190.5	$—	$65.3	$—	$255.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all cash receipts and disbursements on its behalf.

Note 7: Common Stock and Treasury Stock

Income per share calculations for the quarter and six months ended June 27, 2008 and June 29, 2007, is as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net income	$44.6	$63.3	$65.4	$117.3

Diluted net income applicable to common stock	$44.6	$63.3	$65.4	$117.3

Basic weighted average common shares outstanding	397.2	290.9	352.8	290.2
Add: Incremental shares for :
Dilutive effect of equity based compensation	5.1	7.7	3.8	8.0
1.875% convertible senior subordinated notes	3.5	4.7	3.5	4.7
2.625% convertible senior subordinated notes	—	0.9	—	0.9
Convertible zero coupon senior subordinated notes	—	2.3	—	2.3

Diluted weighted average common shares outstanding	405.8	306.5	360.1	306.1

Income per common share
Basic:	$0.11	$0.22	$0.19	$0.40

Diluted:	$0.11	$0.21	$0.18	$0.38

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded option shares were 21.8 million and 7.7 million for the quarters ended June 27, 2008 and June 29, 2007, respectively and 20.1 million and 6.4 million for the six months ended June 27, 2008, and June 29, 2007, respectively.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of June 27, 2008, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

For the quarter and six months ended June 27, 2008, the assumed conversion of the zero coupon convertible senior subordinated notes due 2024 was also excluded in determining diluted earnings per share as the impact would have been anti-dilutive. The zero coupon convertible senior subordinated notes are convertible into cash up to the par value of $260.0 million, based on a conversion price of $9.82 per share. The excess of fair value

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

over par value is convertible into stock. As of June 27, 2008 the Company’s common stock traded below $9.82 per share; thus, the effects of an assumed conversion would have been anti-dilutive and was therefore excluded.

For the quarter and six months ended June 27, 2008, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on an initial conversion price of approximately $10.50 per share. The excess of fair value over par value is convertible into stock. As of June 27, 2008 the Company’s common stock traded below $10.50 per share; thus, the effects of an assumed conversion would have been anti-dilutive and was therefore excluded.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of June 27, 2008, but may be reissued or retired by the Company at a later date.

Note 8: Employee Stock Benefit Plans

There was an aggregate of 25.9 million and 21.0 million shares of common stock available for grant under the Company’s stock option plans at June 27, 2008 and December 31, 2007, respectively. During the quarter ended March 28, 2008, 5.0 million shares were added to the shares available for issuance under the Company’s stock plans pursuant to the acquisition of AMIS.

Stock Options

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The volatility input is developed using implied volatility. The expected term of options represents the period of time that the options are expected to be outstanding. The expected term disclosed below is computed using the lattice model’s estimated fair value as an input to the Black-Scholes formula and solving for expected term. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected term. The weighted-average estimated fair value of stock options granted during the quarters and six months ended June 27, 2008 and June 29, 2007 was $4.31 and $4.25 per share, and $3.32 and $3.65 per share, respectively. The weighted-average assumptions associated with the stock options granted during the period are as follows:

	Quarter Ended June 27, 2008	Quarter Ended June 29, 2007
Volatility	49.9%	41.5%
Risk-free interest rate	2.8%	4.9%
Expected term	5.3 years	4.2 years

	Six Months Ended June 27, 2008	Six Months Ended June 29, 2007
Volatility	54.9%	41.2%
Risk-free interest rate	2.8%	4.5%
Expected term	5.2 years	4.2 years

Pre-vesting forfeitures were estimated to be approximately 13% for both the quarters and the six months ended June 27, 2008 and June 29, 2007, based on historical experience.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Six Months Ended June 27, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2007	21.5	$7.08
Granted	7.2	$6.61
Acquired in AMIS transaction	9.4	$9.14
Exercised	(1.6)	$6.27
Cancelled	(2.1)	$9.24

Outstanding at June 27, 2008	34.4	$7.63	6.8	$80.9

Exercisable at June 27, 2008	16.9	$7.82	5.1	$44.9

Additional information about stock options outstanding at June 27, 2008 with exercise prices less than or above $9.40 per share, the closing price at June 27, 2008, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $9.40	11.9	$5.62	15.2	$7.04	27.1	$6.42
Above $9.40	5.0	$13.03	2.3	$10.26	7.3	$12.16

Total outstanding	16.9	$7.82	17.5	$7.45	34.4	$7.63

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of June 27, 2008, and changes during the six months ended June 27, 2008, follows (number of shares in millions):

	Six Months Ended June 27, 2008
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2007	1.5	$10.55
Granted	2.2	$8.86
Acquired in AMIS transaction	1.1	$5.22
Released	(0.3)	$7.33
Forfeited	(0.1)	$5.84

Nonvested shares of restricted stock units at June 27, 2008	4.4	$8.80

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the six months ending June 27, 2008, the Company granted 0.1 million in restricted stock awards with a weighted average grant date fair value of $6.03 per share to members of the Board of Directors. The awards vested and were issued immediately upon the effective date of the grant.

Employee Stock Purchase Plans

As of June 27, 2008, there were 2.0 million shares available for issuance under the Employee Stock Purchase Plan. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarters and six months ended June 27, 2008 and June 29, 2007 was $2.06 per share and $2.21 per share, and $2.18 per share and $1.48 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Six Months Ended
Employee Stock Purchase Plan	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	1.4%	4.9%	2.3%	4.9%
Volatility	60.0%	48.0%	58.0%	43.0%

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units and employee stock purchase plan, recognized for the quarter and six months ended June 27, 2008 and June 29, 2007 was comprised as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cost of revenues	$2.3	$1.1	$3.7	$2.1
Research and development	1.3	0.6	2.2	1.2
Selling and marketing	1.3	0.7	2.2	1.2
General and administrative	3.4	1.1	6.9	2.3

Share-based compensation expense before income taxes	8.3	3.5	15.0	6.8
Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$8.3	$3.5	$15.0	$6.8

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

At June 27, 2008, total unrecognized estimated compensation cost net of estimated forfeitures related to non-vested stock options and non-vested restricted stock units granted prior to that date was $34.5 million and $25.6 million, respectively. The total intrinsic value of stock options exercised during the quarter and six months ended June 27, 2008 was $3.6 million and $4.1 million, respectively. The Company recorded cash received from the exercise of stock options of $9.3 million and $9.9 million and recorded no related tax benefits during the quarter and six months ended June 27, 2008, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of June 27, 2008 (in millions):

Remainder of 2008 (1)	$11.1
2009	18.6
2010	14.6
2011	11.8
2012	9.4
Thereafter	16.4

Total	$81.9

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of June 27, 2008 related to this matter. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

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

Legal Matters

The Company currently is involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the next paragraphs will have a material effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, consolidated financial position, results of operations or cash flows could be materially and adversely affected.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are now fully briefed and pending.

The Company intends to continue to defend the litigation vigorously. While the Company can make no assurances or guarantees as to the outcome of these proceedings, the Company believes that the final result of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that the Company’s products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that the Company stop use of such rights, or other remedies. The Company was in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel issued an Interim Reasoned Award on March 20, 2008, containing a final decision and ruling that none of the Company’s accused products infringed the asserted patent. Per the terms of the license agreement, this decision is binding and non-appealable. However, on April 10, 2008, the other party filed a motion with the panel to reconsider its decision on the merits, which the Company has opposed as being impermissible and procedurally improper. On May 1, 2008, the panel issued its decision and order denying the other party’s motion to reconsider the Interim Reasoned Award. On May 19, 2008, the Company filed a motion to recover its costs, arbitrators’ fees, and attorneys’ fees. On July 11, 2008, the panel issued a decision in favor of the Company and ordered the other party to pay substantially all of the Company’s costs and fees. On June 20, 2008, the other party filed motions to vacate in part the panel’s Interim Reasoned Award. One motion was filed in Arizona State Court and the other motion was filed in Arizona Federal District Court. The Company believes both motions are without merit and intends to challenge them vigorously. While the Company can make no assurances or guarantees as to the outcome of these proceedings, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

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

Prior to the acquisition of AMIS by the Company on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to AMIS’s recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that AMIS breached the terms of a nondisclosure agreement between PowerDsine and AMIS Belgian subsidiary by using PowerDsine’s confidential information to develop AMIS’s PoE products and that AMIS interfered with an employment contract they had with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150.0 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi. Discovery in the case is proceeding with completion of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

discovery expected by the end of August 2008, and an initial pre-trial conference scheduled for September 16, 2008. The Company believes that PowerDsine’s asserted claims are without merit and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Prior to the acquisition of AMIS by the Company on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. In December 2007, the PTO issued a final rejection of all claims over prior art. Ricoh filed a response to the final rejection in January 2008, which is currently under review by the PTO. On March 28, 2008, an additional re-examination petition was filed by Synopsys with the PTO challenging the validity of the claims at issue on new grounds. On April 17, 2008 the stay order was lifted despite the ongoing reexamination proceedings by the PTO and the court scheduled a hearing for September 26, 2008. On June 17, 2008, the PTO granted Synopsys’s March 28, 2008 petition for re-examination stating that a substantial new question of patentability affecting certain claims has been raised. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 10: Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of SFAS 141(R) will have on its consolidated financial statements.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for any quarter ending after February 28, 2009. The Company is currently evaluating the impact of the provisions of SFAS 161.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of this statement SFAS 162, and does not expect that this statement will result in a change in current practice.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has determined the impact of the adoption of APB 14-1 will have a material impact on the results of operations due to higher non-cash interest expense and initially improve the Company’s perceived financial position as equity will increase and debt will decrease.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact of SFAS No. 163 to its financial position and results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“Issue 07-05”). Issue No. 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that Issue 07-05 will have on its consolidated financial statements.

Note 11: Subsequent Events

On July 16, 2008, the Company and Catalyst Semiconductor, Inc., (“Catalyst”), a Delaware corporation entered into a merger agreement, under which Catalyst will become a wholly-owned subsidiary of the Company. The merger agreement has been approved by the Boards of Directors of both companies, but is contingent upon the approval of Catalyst’s stockholders. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst will be converted into the right to receive 0.706 shares of the Company’s common stock, which had an estimated value of $96.1 million when the merger was announced on July 17, 2008. Consummation of the merger is subject to several closing conditions, including the adoption of the merger agreement by a majority of the outstanding shares of Catalyst’s common stock, the expiration of applicable waiting periods in certain jurisdictions, the absence of certain governmental restraints and the effectiveness of a Form S-4 registration statement filed by the Company.

The merger agreement contains certain termination rights for both the Company and Catalyst and provides that a specified fee must be paid by one party to the other in connection with certain termination events. In certain specified circumstances, Catalyst must pay the Company a termination fee of approximately $3.3 million (generally in the event the Board of Directors of Catalyst changes its recommendation that its stockholders adopt the merger agreement, or elects to pursue an alternative acquisition proposal from a third party).

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 12: Segment Information

The Company is organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which includes products that are sold in many different end-markets) and custom and foundry product group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. The Company’s manufacturing services and custom products segment includes parts manufactured for other semiconductor companies, principally in the Gresham, Oregon facility as well as custom products from our acquisition of AMIS. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives.

Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group

AC-DC Conversion	Low & Medium MOSFET	Analog Switches	Bipolar Power	Manufacturing Services

Analog Automotive	Power Switching	Low Voltage	Thyristor	Custom Products

DC-DC Conversion	Signal & Interface	App. Specific Int. Products	Small Signal

Rectifier			Zener

Auto Power			Protection

LDO & Vregs			High Frequency Standard Logic

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, are not allocated to any operating segment.

Information about segments for the quarter and six months ended June 27, 2008 and for the quarter and six months ended June 29, 2007 is as follows (in millions):

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Quarter ended June 27, 2008:
Revenues from external customers	$114.0	$107.4	$43.7	$128.6	$169.0	$562.7
Segment gross profit	$44.5	$43.4	$24.4	$52.2	$41.0	$205.5
Segment operating income (loss)	$21.2	$18.3	$12.0	$33.3	$(17.0)	$67.8

Quarter ended June 29, 2007:
Revenues from external customers	$103.9	$81.3	$42.9	$127.7	$25.4	$381.2
Segment gross profit	$39.8	$30.9	$23.2	$58.1	$(1.7)	$150.3
Segment operating income (loss)	$17.5	$14.1	$12.0	$40.4	$(2.6)	$81.4

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Six Months ended June 27, 2008:
Revenues from external customers	$220.1	$215.4	$85.7	$247.1	$216.3	$984.6
Segment gross profit	$86.1	$82.8	$47.5	$103.1	$42.9	$362.4
Segment operating income (loss)	$40.8	$36.3	$23.7	$66.3	$(21.6)	$145.5

Six months ended June 29, 2007:
Revenues from external customers	$209.9	$161.5	$85.1	$247.1	$51.8	$755.4
Segment gross profit	$81.8	$60.8	$44.6	$107.8	$(3.9)	$291.1
Segment operating income (loss)	$36.9	$27.0	$22.4	$72.2	$(5.7)	$152.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Gross profit for reportable segments	$205.5	$150.3	$362.4	$291.1
Unallocated amounts:
Other unallocated manufacturing costs	(13.9)	(4.3)	(24.2)	(8.5)

Gross profit	$191.6	$146.0	$338.2	$282.6

Operating income for reportable segments	$67.8	$81.4	$145.5	$152.8
Unallocated amounts:
Restructuring, asset impairments and other, net	(14.2)	—	(20.0)	—
Other unallocated manufacturing costs	(13.9)	(4.3)	(24.2)	(8.5)
Other unallocated operating expenses	(6.3)	(5.6)	(37.1)	(10.1)

Operating income	$33.4	$71.5	$64.2	$134.2

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacturers. The Company conducts a substantial portion of its operations

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	June 27, 2008	June 29, 2007
United States	$137.3	$94.0
The Other Americas	0.7	0.7
United Kingdom	56.0	56.4
Belgium	57.5	—
China	199.0	154.5
Singapore	40.4	35.4
The Other Asia/Pacific	71.8	40.2

	$562.7	$381.2

	Six Months Ended
	June 27, 2008	June 29, 2007
United States	$237.7	$194.0
The Other Americas	1.2	1.3
United Kingdom	113.9	114.7
Belgium	68.0	—
China	369.6	294.9
Singapore	77.1	72.9
The Other Asia/Pacific	117.1	77.6

	$984.6	$755.4

Property, plant and equipment by geographic location is summarized as follows (in millions):

	June 27, 2008	December 31, 2007
China	$119.3	$118.1
United States	197.7	161.0
Belgium	53.7	—
Europe	111.2	117.6
Malaysia	104.4	97.5
Japan	66.6	66.4
The Other Asia/Pacific	89.3	52.2
The Other Americas	2.2	2.1

	$744.4	$614.9

For the quarter ended June 27, 2008, none of the Company’s customers accounted for 10% or more of the Company’s total revenues. For the six months ended June 27, 2008, one of the Company’s customers accounted for 10% of the Company’s total revenues. For the quarter and six months ended June 29, 2007, one of the Company’s customers accounted for 12% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 12, 2008 and our unaudited consolidated financial statements for the fiscal quarter and six months ended June 27, 2008 included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See section entitled “1A Risk Factors.”

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 5.4% during 2008 through 2011. These are not our projections and may not be indicative of actual results.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 37,400 products and we shipped approximately 16.9 billion units in the first six months of 2008 as compared to approximately 15.3 billion units in the first six months of 2007. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

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

We are organized into five operating segments, which also represent five reporting segments: automotive and power regulation, computing products, digital and consumer products, standard products (which include products that are sold in many different end-markets) and custom and foundry product group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. Our manufacturing services and custom products segment includes parts manufactured for other semiconductor companies, principally in the Gresham, Oregon facility as well as custom products from our acquisition of AMIS. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group
AC-DC Conversion	Low & Medium MOSFET	Analog Switches	Bipolar Power	Manufacturing Services

Analog Automotive	Power Switching	Filters	Thyristor	Custom Products

DC-DC Conversion	Signal & Interface	Low Voltage	Small Signal

Rectifier			Zener

Auto Power			Protection

LDO & Vregs			High Frequency Standard Logic

We have over 580 direct customers worldwide, and we also service approximately 230 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlett-Packard, Hella, Schneider, GE, Samsung, Continental Automotive Systems, Siemens, Honeywell, Apple, Dell, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Slovakia, the Czech Republic, Korea, Belgium, Canada, Germany, Bulgaria, Ireland and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. In the first quarter of 2007, we announced the planned closing of one of our Arizona manufacturing facilities for cost savings purposes. The wafer manufacturing that takes place at this facility will be transferred to our off-shore, low-cost manufacturing facilities. During the fourth quarter of

2007, we entered into an agreement to sell the wafer fabrication facility and associated land for approximately $16 million, subject to various conditions and certain adjustments. If the sale is completed at the originally contracted price, we expect to record gains totaling approximately $9.0 million. The sale is scheduled to be completed the third quarter of 2008. We also continue to market additional unused portions of our property at our corporate headquarters in Arizona and plan to use some of the proceeds for the sale to upgrade portions of our corporate headquarters. During the second quarter of 2007 we entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $9.5 million subject to various conditions and certain adjustments. If the sale is completed, at the originally contracted price, we expect to record gains totaling approximately $8.2 million over the next three to four quarters. The remaining unused building is currently being marketed for sale. We will maintain our headquarters offices and remaining manufacturing facilities on the portions of the property that are not for sale.

We used cash on hand to repurchase 5,000,000 shares of our common stock during the second quarter of 2007, at a price of $11.05 per share. These shares were acquired for general corporate purposes. None of the shares previously repurchased by us, were reissued or retired as of June 27, 2008.

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 171 new product families in 2007 and an additional 107 new product families for the six months ended June 27, 2008. Our new product development efforts continue to be focused on building solutions in power management and customer specific applications that appeal to leading customers in focused market segments and across multiple high growth applications. In light of the acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. During the first quarter of 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our off-shore low cost manufacturing facilities, and we expect this transfer to be completed during the last two fiscal quarters of 2008. After we have completed the transfer to other facilities, we plan to exit the wafer fabrication facility at our Phoenix, Arizona location, which is currently under agreement to be sold. It is anticipated that approximately 85 employees will be terminated as a result of this consolidation effort, in addition to approximately 30 positions that will be eliminated through normal attrition. We expect the full annual cost savings from this consolidation to be at least $7.0 million to $9.0 million beginning in the fourth quarter of 2008.

Also in connection with this activity, during the third quarter of 2007, we announced reductions in factory support functions at our Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 62 positions. We expect the full annual cost savings from this announcement to be approximately $5.9 million beginning in the fourth quarter of 2008.

Also in connection with this activity, during the second quarter of 2008, we began the process of closing our wafer fabrication facility in Piestany, Slovakia which resulted in the elimination of 398 positions. We expect full annual savings from this announcement to be approximately $12.0 million to $16.0 million annually beginning in the fourth quarter of 2009.

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

Outlook

Based upon product booking trends, backlog levels, anticipated manufacturing services revenue and estimated turns levels, we anticipate that total revenues will be approximately $570 million to $585 million in the third quarter of 2008. Backlog levels at the beginning of the third quarter of 2008 were up from back log levels at the beginning of the second quarter of 2008 and represent over 90% percent of our anticipated third quarter revenues. We expect that average selling prices for the third quarter of 2008 will be down approximately two percent as compared to the second quarter of 2008. We anticipate cash capital expenditures to be approximately $40 million during the third quarter of 2008 and total cash capital expenditures for 2008 to be approximately $120 million to $130 million. For the third quarter of 2008, we expect gross margin of approximately 37.5 percent to 38.5 percent. For the third quarter we also expect total operating expenses of approximately $150 million to $156 million, with selling and marketing and general and administrative expenses at approximately 12 to 13 percent of sales and Research and Development expenses at approximately 12 percent of sales. We anticipate that net interest expense and other expenses will be approximately $10 million for the third quarter of 2008. Our current fully diluted share count is approximately 410 million shares based on recent share prices.

Results of Operations

Quarter Ended June 27, 2008 Compared to Quarter Ended June 29, 2007

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended June 27, 2008 and June 29, 2007. The amounts in the following table are in millions:

	Quarter Ended
	June 27, 2008	June 29, 2007	Dollar Change
Revenues	$562.7	$381.2	$181.5
Cost of revenues	371.1	235.2	135.9

Gross profit	191.6	146.0	45.6

Operating expenses:
Research and development	67.5	32.4	35.1
Selling and marketing	37.9	23.3	14.6
General and administrative	31.9	18.8	13.1
Amortization of acquistion-related intangible assets	6.7	—	6.7
Restructuring, asset impairments and other net	14.2	—	14.2

Total operating expenses	158.2	74.5	83.7

Operating income	33.4	71.5	(38.1)

Other income (expenses):
Interest expense	(9.6)	(9.4)	(0.2)
Interest income	1.8	2.9	(1.1)
Other	1.2	—	1.2

Other income (expenses), net	(6.6)	(6.5)	(0.1)

Income before income taxes and minority interests	26.8	65.0	(38.2)
Income tax provision (benefit)	17.1	(1.4)	18.5
Minority interests	0.7	(0.3)	1.0

Net income	$44.6	$63.3	$(18.7)

Revenues

Revenues were $562.7 million and $381.2 million during the quarters ended June 27, 2008 and June 29, 2007, respectively. The increase from second quarter of 2007 to the second quarter of 2008 was primarily due to revenues from our December 2007 acquisition of the voltage regulation and thermal monitoring products for our computing application business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”), and our acquisition of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), partially offset by a reduction in average selling prices of approximately 7.7%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended June 27, 2008	As a % Revenue	Quarter Ended June 29, 2007	As a % Revenue	Dollar Change	% Change
Automotive and Power Regulation	$114.0	20%	$103.9	27%	$10.1	10%
Computing Products	107.4	19%	81.3	21%	26.1	32%
Digital and Consumer Products	43.7	8%	42.9	11%	0.8	2%
Standard Products	128.6	23%	127.7	34%	0.9	1%
Custom and Foundry Product Group	169.0	30%	25.4	7%	143.6	565%

Total revenues	$562.7		$381.2		$181.5

Revenues from automotive and power regulation increased $10.1 million, or 10%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributed to an increase in revenues from AC to DC conversion, rectifier and auto power products, partially offset by decreases in revenues from voltage regulator, analog automotive products and DC to DC conversion products.

Revenues from computing products increased $26.1 million, or 32%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributed to an increase in revenues from power switching and signal and interface products, which were slightly offset by decreases in revenues from low and medium voltage MOSFET.

Revenues from digital and consumer products increased $0.8 million, or 2%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributed to an increase in revenues from low voltage products, partially offset by decreases in revenues from filters and analog switch products.

Revenues from standard products increased $0.9 million, or 1%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributed to increased revenues in small signal, protection, standard logic, zener, bipolar power, thyristor products, partially offset by decreases in revenues from high frequency products.

Revenues from custom and foundry product group increased by $143.6 million in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributable to revenues from the AMIS business, partially offset by a decline in activity pursuant to the LSI wafer supply agreement.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Quarter Ended June 27, 2008	As a % Revenue	Quarter Ended June 29, 2007	As a % Revenue
Americas	$138.0	25%	$94.7	25%
Asia/Pacfic	311.2	55%	230.1	60%
Europe	113.5	20%	56.4	15%

Total	$562.7	100%	$381.2	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended June 27, 2008, none of our customers accounted for 10% or more of our total revenues. For the quarter ended June 29, 2007, one of our customers accounted for 12% of our total revenues.

Gross Profit

Our gross profit was $191.6 million in the second quarter of 2008 compared to $146.0 million in the second quarter of 2007. As a percentage of revenues, our gross profit was 34.1% in the second quarter of 2008 as compared to 38.3% in the second quarter of 2007. Gross profit as a percentage of revenue decreased during the second quarter of 2008 as compared to the second quarter of 2007 primarily due to the sale of inventory that was written up to fair value in connection with the acquisitions of AMIS and the PTC Business from ADI which has a $38.2 million impact with the decrease in average selling prices mostly offset by cost reduction activities. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Quarter Ended June 27, 2008	As a % Net Revenue	Quarter Ended June 29, 2007	As a % Net Revenue	Dollar Change	% Change
Automotive & Power Regulation	$44.5	7.9%	$39.8	10.4%	$4.7	11.8%
Computing Products	43.4	7.7%	30.9	8.1%	12.5	40.5%
Digital & Consumer Products	24.4	4.3%	23.2	6.1%	1.2	5.2%
Standard Products	52.2	9.3%	58.1	15.2%	(5.9)	-10.2%
Custom and Foundry Product Group	41.0	7.3%	(1.7)	-0.4%	42.7	2511.8%

Gross profit by segment	205.5		150.3		$55.2

Unallocated Manufacturing	(13.9)	-2.5%	(4.3)	-1.1%

Total gross profit	$191.6	34.1%	$146.0	38.3%

Gross profit from automotive and power regulation increased $4.7 million, or 11.8%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributed to increases in gross profit from AC to DC conversion, rectifier and auto power products, partially offset by decreases in gross profit from analog automotive products voltage regulator and DC to DC conversion products.

Gross profit from computing products increased $12.5 million, or 40.5%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributed to increases in gross profit from power switching, low and medium voltage MOSFET and signal and interface products.

Gross profit from digital and consumer products increased $1.2 million, or 5.2%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributed to increases in gross profit from filters and low voltage products, partially offset by decreases in gross profit from analog switch products.

Gross profit from standard products decreased $5.9 million, or 10.2%, in the second quarter of 2008 as compared to the second quarter of 2007. The decrease is attributed to decreases in gross profit from high frequency products, partially offset by increases in gross profit from protection, standard logic, bipolar power, zener, thyristor, and small signal products.

Gross profit from custom and foundry product group increased $42.7 million, in the second quarter of 2008 as compared to the second quarter of 2007. The increase is attributed to gross profit from the 2008 AMIS, partially offset by $38.2 million expense related to a step up in the inventory valuation as of the acquisition date and decreases in gross profit pursuant to the LSI wafer supply agreement.

Operating Expenses

Research and development expenses were $67.5 million in the second quarter of 2008 compared to $32.4 million in the second quarter of 2007, representing an increase of $35.1 million, or 108.3%. Research and development expenses represented 12.0% and 8.5% of revenues in the second quarter of 2008 and the second quarter of 2007, respectively. The increase in research and development expenses was attributable to increased expense associated with acquisition of AMIS and the PTC Business from ADI combined with the development of new products in our Gresham fabrication facility, the expansion of our digital production capacities in our Gresham fabrication facility and currency impacts on labor costs, partially offset by decreased employee performance bonuses.

Selling and marketing expenses were $37.9 million in the second quarter of 2008 compared to $23.3 million in the second quarter of 2007, representing an increase of $14.6 million, or 62.7%. Selling and marketing expenses represented 6.7% and 6.1% of revenues in the second quarter of 2008 and the second quarter of 2007, respectively. The increase in selling and marketing expense is primarily attributed to selling and marketing activities at AMIS combined with increases in employee salaries and wages from increased currency impacts and increased incentive compensation.

General and administrative expenses were $31.9 million in the first quarter of 2008 compared to $18.8 million in the second quarter of 2007, representing an increase of $13.1 million, or 69.7%. General and administrative expenses represented 5.7% and 4.9% of revenues in the second quarter of 2008 and the second quarter of 2007, respectively. The increase in general and administrative expense is primarily attributed to increased stock compensation expense and general and administrative expense associated with the AMIS integration costs, combined with higher wages from increased foreign currency translation.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $14.2 million in the second quarter of 2008 compared to zero in the second quarter of 2007.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During June 2008, we recorded employee separation charges of $3.6 million and exit costs of $0.3 million related to the 2008 acquisition of AMIS. The employee separation charges of $3.6 million include $2.7 million for severance benefits of 77 individuals, 19 of who were employees of AMIS prior to the acquisition but were required to render services until their termination date to receive severance benefits. The termination benefits for the 16 AMIS employees are being recognized ratably from the acquisition date to their termination date. We expect to record an additional $1.1 million though the end of the fourth quarter of 2008. Additionally, we recorded $0.9 million for severance benefits for 58 employees who were our employees prior to acquisition. The exit costs of $0.3 million were for charges incurred to terminate contracts under agreement with certain external suppliers found to be duplicative between us and AMIS.

In March 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our offshore lower-cost manufacturing facilities. During the quarter ended June 27, 2008, we recorded $0.2 million of restructuring charges related to this plan for employee separation costs.

In June 2008, we announced plans to consolidate a portion of operations in our Hong Kong design center. During the quarter ended June 27, 2008, we recorded $0.3 million of restructuring charges for 6 employees that were terminated as a result of this consolidation effort.

In June 2008, we recorded $9.8 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. The $9.8 million of asset impairments include $7.9 million associated with the May 2008 planned shutdown of manufacturing facilities in Piestany, Slovakia. This announcement triggered an impairment analysis of the carrying value of the related asset group. We measured the amount of this asset impairment by comparing the carrying value of the respective assets to their related estimated fair values. We estimated future net cash flows for the period of continuing manufacturing activities and eventual disposition of the assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charge was recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The remaining $1.9 million of asset impairments was for excess machinery and equipment abandoned by the Company as a result of the acquisition of AMIS.

Operating Income

Information about operating income from our reportable segments for the quarters ended June 27, 2008 and June 29, 2007 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Quarter ended June 27, 2008:
Segment operating income (loss)	$21.2	$18.3	$12.0	$33.3	$(17.0)	$67.8
Quarter ended June 29, 2007:
Segment operating income (loss)	$17.5	$14.1	$12.0	$40.4	$(2.6)	$81.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	June 27, 2008	June 29, 2007
Operating income for reportable segments	$67.8	$81.4
Unallocated amounts:
Restructuring, asset impairments and other, net	(14.2)	—
Other unallocated manufacturing costs	(13.9)	(4.3)
Other unallocated operating expenses	(6.3)	(5.6)

Operating income	$33.4	$71.5

Interest Expense and Other

Interest expense increased $0.2 million to $9.6 million in the second quarter of 2008 compared to $9.4 million in the second quarter of 2007. Our average month-end long-term debt balance (including current maturities) in the second quarter of 2008 was $1,226.3 million with a weighted average interest rate of 3.2% compared to $1,145.2 million and a weighted average interest rate of 3.3% in the second quarter of 2007. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

See Part I, Item 1 “Financial Statements,” Note 9: “Commitments and Contingencies” of this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Provision for Income Taxes

Provision (benefit) for income taxes was ($17.1) million in the second quarter of 2008 compared to $1.4 million in the second quarter of 2007. The benefit for the second quarter of 2008 included $3.9 million for income and withholding taxes of certain of our foreign operations and $0.6 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, offset by a tax benefit of $4.7 million recorded for one of our foreign subsidiaries with a loss, as well as the reversal of $13.9 million of previously accrued income taxes for uncertain tax positions for which the statute lapsed. The provision for the second quarter of 2007 included $2.3 million charge for income and withholding taxes of certain of our foreign operations and $0.4 million of interest on reserves for potential liabilities in foreign taxing jurisdictions, offset by the reversal of $1.2 million of previously accrued income taxes for anticipated audit issues.

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended June 27, 2008 and June 29, 2007. The amounts in the following table are in millions:

	Six Months Ended		Dollar Change
	June 27, 2008	June 29, 2007
Revenues	$984.6	$755.4	$229.2
Cost of revenues	646.4	472.8	173.6

Gross profit	338.2	282.6	55.6

Operating expenses:
Research and development	107.8	63.2	44.6
Selling and marketing	63.7	46.2	17.5
General and administrative	55.7	39.0	16.7
In-process research and development	17.7	—	17.7
Amortization of acquistion-related intangible assets	9.1	—	9.1
Restructuring, asset impairments and other net	20.0	—	20.0

Total operating expenses	274.0	148.4	125.6

Operating income	64.2	134.2	(70.0)

Other income (expenses):
Interest expense	(18.9)	(19.1)	0.2
Interest income	3.8	5.7	(1.9)
Other	(0.7)	(0.5)	(0.2)
Loss on debt prepayment	—	(0.1)	0.1

Other income (expenses), net	(15.8)	(14.0)	(1.8)

Income before income taxes and minority interests	48.4	120.2	(71.8)
Income tax provision	16.0	(2.0)	18.0
Minority interests	1.0	(0.9)	1.9

Net income	$65.4	$117.3	$(51.9)

Revenues

Revenues were $984.6 million and $755.4 million for the six months ended June 27, 2008 and June 29, 2007, respectively. The increase from first six months of 2007 to the first six months of 2008 was primarily due to revenues from the ADI’s PTC Business acquisition and AMIS acquisition, partially offset by a reduction in average selling prices of approximately 7.7%. The revenues by reportable segment were as follows (dollars in millions):

	Six Months Ended June 27, 2008	As a % Revenue	Six Months Ended June 29, 2007	As a % Revenue	Dollar Change	% Change
Automotive and Power Regulation	$220.1	22%	$209.9	28%	$10.2	5%
Computing Products	215.4	22%	161.5	21%	53.9	33%
Digital and Consumer Products	85.7	9%	85.1	11%	0.6	1%
Standard Products	247.1	25%	247.1	33%	—	0%
Custom and Foundry Product Group	216.3	22%	51.8	7%	164.5	318%

Total revenues	$984.6		$755.4		$229.2

Revenues from automotive and power regulation increased $10.2 million, or 5% in the first six months of 2008 as compared to the first six months of 2007. The increase is attributable to an increase in revenues from AC to DC conversion, rectifier, and auto power products, partially offset by decreases in revenues from LDO and voltage regulator and DC to DC conversion and analog automotive products.

Revenues from computing products increased $53.9 million, or 33%, in the first six months of 2008 as compared to the first six months of 2007. The increase is attributed to an increase in revenues from power switching, low and medium voltage MOSFET, and signal and interface products.

Revenues from digital and consumer products increased $0.6 million, or 1% in the first six months of 2008 as compared to the first six months of 2007. The increase is attributable to an increase in revenues low voltage products, partially offset by decreases in revenues from analog switch and filter products.

Revenues from standard products remained flat in the first six months of 2008 as compared to the first six months of 2007. This is attributed to increased revenues from small signal, protection, standard logic and zener products, offset by reduced revenues in high frequency, thyristor, and bipolar power products.

Revenues from custom and foundry product group increased by $164.5 million, or 318%, in the first six months of 2008 as compared to the first six months of 2007. The increase is attributable to revenues from the AMIS business, partially offset by a decline in activity pursuant to the LSI wafer supply agreement.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 27, 2008	As a % Revenue (1)	Six Months Ended June 29, 2007	As a % Revenue
Americas	$238.9	24%	$195.3	26%
Asia/Pacfic	563.8	57%	445.4	59%
Europe	181.9	18%	114.7	15%

Total	$984.6	100%	$755.4	100%

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended June 27, 2008, one of our customers accounted for 10% of our total revenues. For the six months ended June 29, 2007, one of our customers accounted for 12% of our total revenues.

Gross Profit

Our gross profit was $338.2 million in the first six months of 2008 compared to $282.6 million in the first six months of 2007. As a percentage of revenues, our gross profit was 34.3% in the first six months of 2008 as compared to 37.4% in the first six months of 2007. Gross profit as a percentage of revenue decreased during the first six months of 2008 as compared to the first six months of 2007 primarily due to the sale of inventory that was written up to fair value in connection with the acquisitions of AMIS and the PTC Business from ADI which had a $48.1 million impact with the decrease in average selling prices mostly offset by cost reduction activities. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Six Months Ended June 27, 2008	As a % Net Revenue	Six Months Ended June 29, 2007	As a % Net Revenue	Dollar Change	% Change
Automotive & Power Regulation	$86.1	8.7%	$81.8	10.8%	$4.3	5.3%
Computing Products	82.8	8.4%	60.8	8.0%	22.0	36.2%
Digital & Consumer Products	47.5	4.8%	44.6	5.9%	2.9	6.5%
Standard Products	103.1	10.5%	107.8	14.3%	(4.7)	-4.4%
Custom and Foundry Product Group	42.9	4.4%	(3.9)	-0.5%	46.8	1200.0%

Gross profit by segment	362.4		291.1		$71.3

Unallocated Manufacturing	(24.2)	-2.5%	(8.5)	-1.1%

Total gross profit	$338.2	34.3%	$282.6	37.4%

Gross profit from automotive and power regulation increased $4.3 million, or 5.3%, in the first six months of 2008 as compared to the first six months of 2007. The increase is attributed to increases in gross profit from DC to DC conversion, voltage regulators, and analog automotive products, partially offset by decreases in gross profit from AC to DC conversion, rectifier, and auto power products.

Gross profit from computing products increased $22.0 million, or 36.2%, in the first six months of 2008 as compared to the first six months of 2007. The increase is attributed to increases in gross profit from power switching, low and medium voltage MOSFET and signal and interface products.

Gross profit from digital and consumer products increased $2.9 million, or 6.6%, in the first six months of 2008 as compared to the first six months of 2007. The increase is attributed to increases in gross profit from low voltage products, partially offset by decreases in gross profit from filters and analog switches products.

Gross profit from standard products decreased $4.7 million, or 4.4%, in the first six months of 2008 as compared to the first six months of 2007. The decrease is attributed to decreases in gross profit from high frequency products, partially offset by increases in gross profit from protection, bipolar power products, small signal, standard logic, and zener products.

Gross profit from custom and foundry product group increased $46.8 million, in the first six months of 2008 as compared to the first six months of 2007. The increase is attributed to gross profit from the AMIS acquisition partially offset by a $48.1 million expense related to a step up in the inventory valuation as of the acquisition date and decreases in gross profit pursuant to the LSI wafer supply agreement.

Operating Expenses

Research and development expenses were $107.8 million in the first six months of 2008 compared to $63.2 million in the first six months of 2007, representing an increase of $44.6 million, or 71%. Research and development expenses represented 10.9% and 8.4% of revenues in the first six months of 2008 and the first six months of 2007, respectively. The increase in research and development expenses was attributable to increased expense associated with on-going research and development activities at AMIS, the development of new products in our Gresham fabrication facility, the expansion of our digital production capacities in our Gresham fabrication facility and the effects of foreign currency on wages.

Selling and marketing expenses were $63.7 million in the first six months 2008 compared to $46.2 million the first six months of 2007, representing an increase of $17.5 million, or 38%. Selling and marketing expenses represented 6.5% and 6.1% of revenues in the first six months of 2008 and the first six months of 2007, respectively. The increase in selling and marketing expense is primarily attributed to selling and marketing activities at AMIS combined establishment of solution engineering centers in Korea and Taiwan combined with the expansion of our sales and marketing presence in China and the effects of foreign currency on wages.

General and administrative expenses were $55.7 million in the first six months of 2008 compared to $39.0 million in the first six months of 2007, representing an increase of $16.7 million, or 42.8%. General and administrative expenses represented 5.7% and 5.2% of revenues in the first six months of 2008 and the first six months of 2007, respectively. The increase in general and administrative expense is primarily attributed to increased stock compensation expense and general and administrative expense associated with AMIS, increased costs associated with AMIS integration activities, combined with the effects of foreign currency on wages, partially offset by decreased employee performance bonuses.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $20.0 million in the first six months of 2008 compared to zero in the first six months of 2007.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During June 2008, we recorded employee separation charges of $5.4 million and exit costs of $2.0 million related to the 2008 acquisition of AMIS. The employee separation charges of $5.4 million include $0.3 million for severance benefits of 77 individuals of whom 19 were our employees prior to the acquisition and $4.1 million for severance benefits of 16 individuals who were employees of AMIS prior to the acquisition but are required to render services until their termination date to receive severance benefits. The termination benefits for the 16 AMIS employees are being recognized ratably from the acquisition date to their termination date. We expect to record an additional $1.1 million through the end of the fourth quarter of 2008. Additionally, we recorded severance benefits of $0.9 million for 58 employees who were our employees prior to the acquisition. The exit costs of $2.0 million were for charges incurred to terminate software licenses under certain lease agreements with external suppliers found to be duplicative between us and AMIS.

In March 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to our offshore lower-cost manufacturing facilities. During the quarter ended June 27, 2008, we recorded $1.0 million of restructuring charges related to this plan for employee separation costs.

In June 2008, we made plans to consolidate a portion of operations in our Hong Kong design center. During the quarter ended June 27, 2008, we recorded $0.3 million of restructuring charges for 6 employees that were terminated as a result of this consolidation effort.

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

In June 2008, we recorded $9.8 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. The $9.8 million of asset impairments include $7.9 million associated with the May 2008 announced shutdown of manufacturing facilities in Piestany, Slovakia. The announcement triggered an impairment analysis of the carrying value of the related asset group. We measured the amount of this asset impairment by comparing the carrying value of the respective assets to their related estimated fair values. We estimated future net cash flows for the period of continuing manufacturing activities and eventual disposition of the assets using price, volume, cost and salvage value assumptions that we considered reasonable in the circumstance. The impairment charge was recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The remaining $1.9 million of asset impairments was for excess machinery and equipment abandoned by the Company as a result of the acquisition of AMIS.

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

Operating Income

Information about operating income from our reportable segments for the six months ended June 27, 2008 and June 29, 2007 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Six months ended June 27, 2008:
Segment operating income (loss)	$40.8	$36.3	$23.7	$66.3	$(21.6)	$145.5
Six months ended June 29, 2007:
Segment operating income (loss)	$36.9	$27.0	$22.4	$72.2	$(5.7)	$152.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Six Months Ended
	June 27, 2008	June 29, 2007
Operating income for reportable segments	$145.5	$152.8
Unallocated amounts:
Restructuring, asset impairments and other, net	(20.0)	—
Other unallocated manufacturing costs	(24.2)	(8.5)
Other unallocated operating expenses	(37.1)	(10.1)

Operating income	$64.2	$134.2

Interest Expense and Other

Interest expense decreased and was $18.9 million in the first six months of 2008 compared to $19.1 million in the first six months of 2007. Our average month-end long-term debt balance (including current maturities) in the first six months of 2008 was $1,203.0 million with a weighted average interest rate of 3.2% compared to $1,155.6 million and a weighted average interest rate of 3.3% in the first six months of 2007. See also “Liquidity and Capital Resources—Key Financing Events” for a description of our refinancing activities.

See Part I, Item 1 “Financial Statements,” Note 9: “Commitments and Contingencies” of this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Provision for Income Taxes

Provision (benefit) for income taxes was ($16.0) million in the first six months of 2008 compared to $2.0 million in the first six months of 2007. The provision for the first six months of 2008 included $5.9 million for income and withholding taxes of certain of our foreign operations and $1.2 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, offset by a tax benefit of $6.2 million recorded for one of our foreign subsidiaries with a loss, as well as the reversal of $13.9 million of previously accrued income taxes for uncertain tax positions for which the statute has lapsed. The provision for the first six months of 2007 included $4.1 million charge for income and withholding taxes of certain of our foreign operations and $0.8 million of interest on reserves for potential liabilities in foreign taxing jurisdictions, and $0.3 million of new reserves for potential liabilities in foreign taxing jurisdictions, offset by the reversal of $3.1 million of previously accrued income taxes for anticipated audit issues.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligation, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at June 27, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Standby letter of credit (1)	$1.1	$1.1	$—	$—	$—	$—	$—
Bank guarantees (1)	13.2	1.0	5.0	—	0.2	—	7.0

Commercial commitments	$14.3	$2.1	$5.0	$—	$0.2	$—	$7.0

	Payments Due by Period
Contractual obligations	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Long-term debt	$1,232.1	$19.8	$113.0	$292.2	$28.7	$127.0	$651.4
Operating leases (1)(2)	81.9	11.1	18.6	14.6	11.8	9.4	16.4
Other long-term obligations—pension plans	6.7	0.7	3.0	3.0	—	—	—
Purchase obligations (1):
Capital purchase obligations	48.2	40.6	3.5	1.3	1.3	1.3	0.2
Foundry and inventory purchase obligations	82.8	74.2	3.3	2.7	1.2	1.4	—
Mainframe support	0.7	—	0.7	—	—	—	—
Information technology and communication services	32.2	6.4	7.7	8.6	6.5	2.8	0.2
Other	17.4	6.2	7.0	4.0	0.1	0.1	—

Total contractual obligations	$1,502.0	$159.0	$156.8	$326.4	$49.6	$142.0	$668.2

(1)	These represent our off-balance sheet arrangements.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes approximately $173.3 million outstanding under senior bank facilities, approximately $260.0 million of zero coupon convertible senior subordinated notes due 2024, approximately $95.0 million of 1.875% convertible senior subordinated notes due 2025, approximately $484.0 million of 2.625% convertible senior subordinated notes due 2026, approximately $12.9 million outstanding under notes payable to two Japanese banks, approximately $46.0 million outstanding under loan facilities with two Chinese banks, approximately $23.4 million outstanding loans with three Philippine banks, approximately $36.4 million outstanding secured financing with a Belgian bank, approximately $0.5 million note payable to Oregon State and approximately $100.6 million of capital lease obligations. (See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our balance of cash and cash equivalents was $321.2 million at June 27, 2008 and our cash flow from operations for the three months ended June 27, 2008 was $41.9 million. We believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our contractual obligations and other operating and capital needs through at least June 27, 2009. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $1.1 million were outstanding under the revolving facility at June 27, 2008. Our primary foreign exchange hedging agreement has a provision for termination if at any time the amount available under our revolving credit facility is less than $2.5 million.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through June 27, 2009. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

As discussed in Note 6, “Long-Term Debt” to our unaudited consolidated financial statements included elsewhere in this report, our debt covenants require us to stay within certain leverage ratios based on the consolidated earnings (net income) before interest expense, interest income, provisions for income taxes, depreciation and amortization expense (“EBITDA”) for the last four quarters. Consolidated EBITDA, as defined under the documents for our senior bank facilities totaled approximately $433.6 million for the four consecutive fiscal quarters ending June 27, 2008.

If we were not in compliance with the covenants contained in our senior bank facilities, the holders of our senior bank facilities could cause all outstanding amounts, which was $173.3 million as of June 27, 2008, to be due and payable immediately. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of June 27, 2008, approximately $911.3 million remained outstanding under other debt that may be accelerated based on this covenant.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $390.4 million at June 27, 2008. Our working capital, excluding cash, was $69.2 million at June 27, 2008, and has fluctuated between $(31.3) million and $82.4 million over the last eight quarter-ends.

The components of our working capital at June 27, 2008 and December 31, 2007 are set forth below (in millions), followed by explanations for changes between December 31, 2007 and June 27, 2008 for cash and cash equivalents and any other changes greater than $5 million:

	June 27, 2008	December 31, 2007	Change
Current Assets
Cash and cash equivalents	$321.2	$274.6	$46.6
Receivables, net	258.5	175.2	83.3
Inventories, net	327.6	220.5	107.1
Other current assets	70.7	68.3	2.4
Deferred income taxes	0.3	6.7	(6.4)

Total current assets	978.3	745.3	233.0

Current Liabilities
Accounts payable	206.2	163.5	42.7
Accrued expenses	172.4	101.3	71.1
Income taxes payable	2.4	3.5	(1.1)
Accrued interest	2.9	1.4	1.5
Deferred income on sales to distributors	123.8	120.4	3.4
Current portion of long-term debt	80.2	30.8	49.4

Total current liabilities	587.9	420.9	167.0

Net working capital	$390.4	$324.4	$66.0

The increase of $46.6 million in cash and cash equivalents is primarily due to $178.8 million in cash provided by operating activities, $155.4 million in cash provided by investing activities, which includes $172.7 million of cash acquired as part of the AMIS acquisition, partially offset by $285.4 million in cash used in financing activities.

The increase of $83.3 million in receivables, net is primarily the result of the receivables acquired from the purchase of AMIS.

The increase of $107.1 million in inventory is the result of raw materials, work in process and finished goods inventory obtained from the acquisition of AMIS.

The decrease of $6.4 million in deferred income taxes is primarily due to the addition of a net current deferred liability of $5.9 million for AMIS’s Belgium subsidiary, as a part of the acquisition of AMIS. The $5.9 million is comprised of $4.5 million for book to tax basis difference in inventory plus a number of smaller items netting to $1.4 million.

The increase of $42.7 million in accounts payable is the result of liabilities assumed from the acquisition of AMIS and from liabilities for new capital equipment received during the first quarter that had not been paid by June 27, 2008.

The increase of $71.1 million in accrued expenses was primarily attributable to the liabilities assumed from the acquisition of AMIS, increases in sales related reserves and increased expenses incurred for professional fees associated with the acquisition of AMIS.

The increase of $49.4 million in the current portion of long-term debt was due primarily to obligations under the new Belgium and Japan loans and additional capital lease obligations

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $44.9 million during the first six months of 2008 compared to $76.6 million during the first six months of 2007. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2008 Financing Events

June 2008 Belgian Loan

In June 2008, one of our European subsidiaries, entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which had a balance of $36.4 million as of June 27, 2008, (based on the euro-to-dollar exchange rate in effect at that date), bears interest at the European

Overnight Index Average (“EONIA”) +0.4%, with interest payable weekly. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The term of the agreement is six months, which automatically extends and can be cancelled thereafter by a 90 day written notification.

April 2008 Japan Loan

In April 2008, our Japanese subsidiary entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $4.6 million at June 27, 2008 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 1.875%, with interest payable quarterly.

March 2008 Short-Term Bridge Loan

As part of the AMIS acquisition in March 2008, we assumed the obligations under a short-term bridge loan entered into by our Belgian subsidiary. The bridge loan was with a Belgian bank for 25.0 million Euros originally due May 31, 2008 and extended until July 31, 2008 with the proceeds to be used to finance capital expenditures and other general corporate purposes. The loan interest was paid weekly based on the one week EURO Interbank Offered Rate (“Euribor”) plus 0.5%. In June 2008, the Short-Term Bridge Loan was repaid with the proceeds from the June 2008 Belgian loan

Capital Lease Obligations

We have various capital lease obligations primarily for machinery and equipment. In March 2008, we sold assets with a net book value of $26.2 million for $33.7 million to a leasing agency under a sale-leaseback arrangement. We deferred a gain on the transaction in the amount of $7.5 million. Concurrently, we purchased the assets under a capital lease agreement with a net present value of minimum lease payments of $29.3 million, which will be depreciated over the lease term of five years. In June 2008, we purchased assets under capital leases agreement with a net present value of minimum lease payments of $14.1 million, which will be depreciated over the lease term of five years.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of June 27, 2008 and December 31, 2007 (dollars in millions):

	June 27, 2008	December 31, 2007
Senior Bank Facilities:
Term Loan, interest payable quarterly at 4.5506% and 6.5800%, respectively	$173.3	$173.7
Revolver	—	—

	173.3	173.7
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	8.3	9.6
Loan with Philippine banks due 2008 through 2012, interest payable quarterly at 3.7100% and 6.2475%, respectively	23.4	25.0
Loan with Chinese bank due 2009, interest payable quarterly at 4.0013% and 6.1100%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 4.0013% and 6.1100%, respectively	6.0	6.0
Loan with Chinese bank due 2008 through 2013, interest payable semi-annually at 4.4150% and 6.0488%, respectively.	7.5	8.2
Loan with Chinese bank due 2008 through 2009, interest payable semi-annually at 3.8869% and 6.3375%, respectively.	13.5	15.7
Loan with Chinese bank due 2009, interest payable semi-annually at 3.8338% and 6.3413%, respectively	5.0	5.0
Loan with Belgian bank, interest payable weekly at 4.106%	36.4	—
5.0% Note payable to Oregon State due 2009	0.5	0.5
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	4.6	—
Capital lease obligations	100.6	62.7

	1,232.1	1,159.4
Less: Current maturities	(80.2)	(30.8)

	$1,151.9	$1,128.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

SCI LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our senior bank facilities. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee, on a joint and several basis, the obligations of the borrower under such facilities. ON Semiconductor Corporation is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. Our other domestic subsidiaries, with the exception of our domestic subsidiaries acquired from AMIS, fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantee the senior bank facilities or the notes.

As of June 27, 2008, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through June 27, 2009.

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

Inventories. We carry our inventories not related to an acquisition at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material, except for the sale of obsolete leaded parts during the first quarter of 2007 for approximately $4.0 million. Upon the acquisition of a company such as AMIS, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. As of June 27, 2008, the total increase in inventory value related to recording it at fair value for the AMIS and ADI acquisitions were $72.8 million, and $3.1 million, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold. For the six months ended June 27, 2008 approximately $48.1 million of the inventory step up has been expensed to the statement of operations since the inventory was shipped to the customer.

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

Valuation of Stock Compensation. The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of shares issued for each option grant. We continue to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of SFAS 141(R) will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for any quarter ending after February 28, 2009. We are currently evaluating the impact of the provisions of SFAS 161.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact of this statement SFAS 162, and does not expect that this statement will result in a change in current practice.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have determined the impact of the adoption of APB 14-1 will have a material impact on the results of operations due to higher non-cash interest expense and initially improve our perceived financial position as equity will increase and debt will decrease.

In May 2008, the FASB issued SFAS No. 163(“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. We are currently evaluating the impact of SFAS No. 163 on our financial position and results of operations.

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“Issue 07-05”). EITF No. 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, some instruments that are potentially subject to the guidance in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“Issue 00-19”) but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after

December 15, 2008. We are currently evaluating the impact that Issue 07-05 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At June 27, 2008, our long-term debt (including current maturities) totaled $1,232.1 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $953.0 million. We do have interest rate exposure with respect to the $279.1 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

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

There have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 27, 2008 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are now fully briefed and pending. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.

We intend to continue to defend the litigation vigorously. While we can make no assurances or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies. We are in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel issued an Interim Reasoned Award on March 20, 2008 containing a final decision and ruling that none of our accused products infringed the asserted patent. Per the terms of the license agreement, this decision is binding and non-appealable. However, on April 10, 2008, the other party filed a motion with the panel to reconsider its decision on the merits, which we have opposed as being impermissible and procedurally improper. On May 1, 2008, the panel issued its decision and order denying the other party’s motion to reconsider the Interim Reasoned Award. On May 19, 2008, we filed a motion to recover our costs, arbitrators’ fees, and attorneys’ fees. On July 11, 2008, the panel issued a decision in our favor and ordered the other party to pay us substantially all of our costs and fees. On June 20, 2008, the other party filed motions to vacate in part the panel’s Interim Reasoned Award. One motion was filed in Arizona State Court and the other motion was filed in Arizona Federal District Court. We believe both motions are without merit and we intend to challenge them vigorously. While we can make no assurances or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

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

Prior to the acquisition of AMIS by us on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to AMIS’s recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that AMIS breached the terms of a nondisclosure agreement between PowerDsine and its Belgian subsidiary by using PowerDsine’s confidential information to develop AMIS’s PoE products and that AMIS interfered with an employment contract they had with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150.0 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi. Discovery in the case is proceeding with completion of discovery expected by the end of August 2008, and an initial pre-trial conference scheduled for September 16, 2008. We believe that PowerDsine’s asserted claims are without merit and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, in December 2006 the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. In December 2007, the PTO issued a final rejection of all claims over prior art. Ricoh filed a response to the final rejection in January 2008, which is currently under review by the PTO. On March 28, 2008, an additional re-examination petition was filed by Synopsys with the PTO challenging the validity of the claims at issue on new grounds. On April 17, 2008 the stay order was lifted despite the ongoing examination proceedings by the PTO and the court scheduled a hearing for September 26, 2008. On June 17, 2008, the PTO granted Synopsys’s March 28, 2008 petition for re-examination stating that a substantial new question of patentability affecting certain claims has been raised. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations, financial condition or cash flows.

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

The risk factors included in our Form 10-K and our Form 10-Q for the quarterly period ended March 28, 2008 have not materially changed other than as follows.

(1)	With respect to certain amendments to a Form 10-K risk factor amended and restated below:

Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.

A significant amount of our total revenue is derived from the Americas, the Asia/Pacific region and Europe (including the Middle East), respectively. Similarly, we maintain significant operations in these regions. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations, exposure to foreign labor laws and other employment and labor issues;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

(2)	With respect to an additional risk factor relating to our July 17, 2008 announcement on Form 8-K that we signed a definitive agreement to acquire Catalyst Semiconductor, Inc. (“Catalyst”):

We may be subject to a variety of risks and uncertainties as a result of the proposed transaction with Catalyst.

The proposed transaction with Catalyst may involve a number of risks and uncertainties. Such risks and uncertainties include a variety of factors, some of which are beyond our or Catalyst’s control. In particular, such risks and uncertainties include, among other things, difficulties encountered in integrating merged businesses, further distraction of management, the risk that the transaction does not close, including the risk that the requisite stockholder and regulatory approvals may not be obtained, and the risks and uncertainties relating to the performance of the combined company following the proposed transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Set forth below is information concerning each matter submitted to a vote at our 2008 annual meeting of stockholders held on May 14, 2008.

Election of Directors. Each of the following three persons was elected as a Class III Director, to hold office for a three-year term expiring at the 2011 annual meeting or until his successor has been duly elected and qualified, or until the earlier of his resignation, removal or disqualification:

Nominee	For	Withheld
Keith D. Jackson	319,328,371	12,624,919
Francis P. Barton	329,795,099	2,158,191
Phillip D. Hester	329,528,846	2,424,444

Independent Registered Public Accounting Firm. The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, for the year ending December 31, 2008 was ratified by the following votes:

For:	330,878,366
Against:	995,441
Abstain:	79,483

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (1)

2.2	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, by and among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report Form 8-K filed with the SEC on July 17, 2008)*

10.1	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2008) (3)

10.2	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2008) (3)

10.3	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (1)(3)

10.4	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008 (1)(3)

10.5	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (1)(3)

10.6	Amendment No. 2 to Employment Agreement with Robert Mahoney executed on April 29, 2008 (1)(3)

10.7	Amendment No. 1 to Employment Agreement with John Nelson executed on April 23, 2008 (1)(3)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

*	Certain schedules have been omitted and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request.
(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2008	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer

Exhibit No.	Description
2.1	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008(1)

2.2	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, by and among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2008)*

10.1	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2008)

10.2	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2008)

10.3	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008(1)(3)

10.4	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008(1)(3)

10.5	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008(1)(3)

10.6	Amendment No. 2 to Employment Agreement with Robert Mahoney executed on April 29, 2008(1)(3)

10.7	Amendment No. 1 to Employment Agreement with John Nelson executed on April 23, 2008(1)(3)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

*	Certain schedules have been omitted and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request.
(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract, or arrangement.