Form 10-Q
period 2008-09-26
ON SEMICONDUCTOR CORP
filed 2008-10-31
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

(Commission File Number) 000-30419

ON SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 E. McDowell Road

Phoenix, AZ 85008

(Address of principal executive offices)

(602) 244-6600

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 24, 2008:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	410,820,834

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	September 26, 2008	December 31, 2007
Assets
Cash and cash equivalents	$417.9	$274.6
Receivables, net	279.3	175.2
Inventories, net	309.4	220.5
Other current assets	65.8	68.3
Deferred income taxes	4.0	6.7

Total current assets	1,076.4	745.3
Property, plant and equipment, net	752.5	614.9
Goodwill	719.0	172.4
Intangible assets, net	317.2	57.5
Other assets	43.9	47.5

Total assets	$2,909.0	$1,637.6

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$218.7	$163.5
Accrued expenses	179.1	101.3
Income taxes payable	6.8	3.5
Accrued interest	6.8	1.4
Deferred income on sales to distributors	128.6	120.4
Current portion of long-term debt	69.4	30.8

Total current liabilities	609.4	420.9
Long-term debt	1,151.4	1,128.6
Other long-term liabilities	47.0	46.8
Deferred income taxes	—	6.9

Total liabilities	1,807.8	1,603.2

Commitments and contingencies (See Note 9)
Minority interests in consolidated subsidiaries	16.4	18.5

Common stock ($0.01 par value, 750,000,000 and 600,000,000 shares authorized, 445,104,346 and 338,031,721 shares issued, 399,476,175 and 292,615,751 shares outstanding), respectively	4.5	3.4
Additional paid-in capital	2,390.8	1,419.6
Accumulated other comprehensive loss	(28.8)	(0.5)
Accumulated deficit	(924.8)	(1,051.4)
Less: treasury stock, at cost; 45,628,171 and 45,415,970 shares, respectively	(356.9)	(355.2)

Total stockholders’ equity	1,084.8	15.9

Total liabilities, minority interests and stockholders’ equity	$2,909.0	$1,637.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Revenues	$581.5	$402.9	$1,566.1	$1,158.3
Cost of revenues	359.9	247.3	1,006.3	720.1

Gross profit	221.6	155.6	559.8	438.2
Operating expenses:
Research and development	67.2	34.4	175.0	97.6
Selling and marketing	37.3	24.4	101.0	70.6
General and administrative	34.2	21.6	89.9	60.6
In-process research and development	—	—	17.7	—
Amortization of acquisition-related intangible assets	6.8	—	15.9	—
Restructuring, asset impairments and other, net	2.5	2.0	22.5	2.0

Total operating expenses	148.0	82.4	422.0	230.8

Operating income	73.6	73.2	137.8	207.4

Other income (expenses), net:
Interest expense	(9.7)	(9.6)	(28.6)	(28.7)
Interest income	1.7	3.1	5.5	8.8
Other	0.5	0.2	(0.2)	(0.3)
Loss on debt prepayment	—	—	—	(0.1)

Other income (expenses), net	(7.5)	(6.3)	(23.3)	(20.3)

Income before income taxes and minority interests	66.1	66.9	114.5	187.1
Income tax (provision) benefit	(4.5)	(2.4)	11.5	(4.4)
Minority interests	(0.4)	(0.7)	0.6	(1.6)

Net income	$61.2	$63.8	$126.6	$181.1

Comprehensive income:
Net Income	$61.2	$63.8	$126.6	$181.1
Foreign currency translation adjustments	(27.6)	3.1	(28.7)	1.5
Amortization of prior service costs of defined benefit plan	0.2	—	0.5	—
Effects of cash flow hedges	—	(0.4)	(0.1)	(1.8)

Comprehensive income	$33.8	$66.5	$98.3	$180.8

Net income per common share:
Basic	$0.15	$0.22	$0.34	$0.62

Diluted	$0.15	$0.20	$0.34	$0.57

Weighted average common shares outstanding:
Basic	398.9	290.6	368.3	290.3

Diluted	404.8	317.8	372.8	317.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net income	$61.2	$63.8	$126.6	$181.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.0	22.8	103.6	67.6
Gain on sale of fixed assets	(1.3)	(1.3)	(5.3)	(7.6)
(Gain) loss from termination of interest rate swaps	—	(0.3)	—	0.5
Amortization of debt issuance costs	1.0	1.0	3.0	3.1
Provision for excess inventories	5.0	0.6	10.7	5.9
Non-cash impairment charges	—	—	12.0	0.1
Non-cash write-off of in-process research and development	—	—	17.7	—
Non-cash stock compensation expense	11.4	4.1	26.4	10.9
Deferred income taxes	(2.5)	1.1	(9.6)	1.9
Other	0.8	0.6	0.1	0.7
Changes in assets and liabilities, exclusive of impact of acquisitions:
Receivables	(23.5)	(20.9)	(23.8)	(14.8)
Inventories	10.2	4.0	47.7	(9.7)
Other assets	12.7	(2.4)	40.4	(14.7)
Accounts payable	8.0	15.3	(21.2)	(3.7)
Accrued expenses	(1.0)	1.4	(15.7)	(6.8)
Income taxes payable	4.4	(1.1)	3.0	(1.1)
Accrued interest	3.9	3.9	5.4	3.7
Deferred income on sales to distributors	6.7	5.3	6.5	(7.5)
Other long-term liabilities	(1.2)	0.5	(14.9)	7.3

Net cash provided by operating activities	133.8	98.4	312.6	216.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(30.0)	(33.8)	(74.9)	(110.4)
Deposits utilized (Funds deposited) for purchases of property, plant and equipment	(0.5)	0.9	(0.4)	1.1
Proceeds from sales of property, plant and equipment	0.3	1.4	38.9	10.6
Investment in non-marketable securities	—	(1.5)	—	(1.5)
Cash received in the acquisition of a business, net of acquisition costs	—	—	161.6	—

Net cash provided by (used in) investing activities	(30.2)	(33.0)	125.2	(100.2)

Cash flows from financing activities:
Proceeds from debt issuance	19.5	—	63.6	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	5.3	1.2	15.2	3.5
Proceeds from exercise of stock options	1.1	11.3	2.1	40.1
Dividend to minority shareholder of consolidated subsidiary	—	(1.3)	(1.5)	(4.1)
Purchase of treasury stock	(1.0)	—	(1.7)	(55.2)
Payment of capital lease obligation	(6.8)	(2.5)	(19.7)	(10.6)
Payment of debt issuance and amendment costs	—	—	—	(0.4)
Repayment of long-term debt	(24.0)	(3.5)	(349.3)	(32.3)

Net cash provided by (used in) financing activities	(5.9)	5.2	(291.3)	(58.5)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.7	(3.2)	0.1

Net increase (decrease) in cash and cash equivalents	96.7	71.3	143.3	58.3
Cash and cash equivalents, beginning of period	321.2	255.8	274.6	268.8

Cash and cash equivalents, end of period	$417.9	$327.1	$417.9	$327.1

Supplementary disclosure of non-cash investing and financing activities
Common stock issued for purchase of business	$—	$—	$928.6	$—

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

On August 4, 1999, the Company was recapitalized and certain related transactions were effected pursuant to an agreement among ON Semiconductor Corporation, its principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola Inc. (“Motorola”) and affiliates of Texas Pacific Group (“TPG”). Prior to its August 4, 1999 recapitalization (the “recapitalization”), the Company was a wholly-owned subsidiary of Motorola. Because TPG did not acquire substantially all of the Company’s common stock, the basis of the Company’s assets and liabilities for financial reporting purposes was not impacted by the recapitalization. During 2007, TPG sold all of its remaining shares of our common stock and ceased being our principal stockholder.

On March 17, 2008, the Company completed the purchase of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), whereby AMIS became a wholly-owned subsidiary of the Company (see Note 3: “Acquisition” for further discussion).

The accompanying unaudited financial statements as of September 26, 2008, and for the three months and nine months ended September 26, 2008 and September 28, 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Note 2: Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock where the Company does not have the ability to exert significant influence are accounted for on the cost basis. All intercompany accounts and transactions have been eliminated.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

incentives, warranties, tax reserves and pension obligations; the fair values of intangible assets; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. If, due to current economic conditions, one or more of the financial institutions with which the Company maintains deposits fails, the Company’s cash and cash equivalents may be at risk. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Allowance for Doubtful Accounts

In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company maintains an allowance for doubtful accounts for possible losses on uncollectible accounts receivable. The Company routinely analyzes accounts receivable and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. For uncollectible accounts receivable, the Company records a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management’s approval. Generally, realized losses have been within the range of management’s expectations.

Inventories

Inventories not related to an acquisition are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions, as well as the Company’s design activities can cause certain of its products to become obsolete.

Inventory obtained through the purchase of a business, such as the acquisition of AMIS, are initially recorded at expected sales value less costs of disposal. The Company uses management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process from cost to expected sales value less variable costs to dispose. At each respective acquisition date, the total increase in inventory value related to recording it at fair value for the AMIS acquisition and acquisition of the voltage regulation and thermal monitoring products for its computing and applications business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”) were $72.8 million and $3.1 million, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold. For the nine months ended September 26, 2008, approximately $63.4 million of the inventory step up has been expensed to the statement of operations, as cost of revenues, since the inventory was shipped to the customer.

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

The Company plans to sell approximately 51 acres of land and two buildings located at its corporate headquarters in Phoenix, Arizona. During the second quarter of 2007, the Company entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $9.5 million, subject to various conditions and certain adjustments. If the sales are completed at the originally contracted price, the Company expects to record gains totaling approximately $8.2 million. The sale is expected to be completed by the end of the fourth quarter of 2008. The remaining unused property and buildings are currently being marketed for sale or lease. The remainder of the Phoenix site will continue as the Company’s corporate headquarters as, well as a manufacturing and design center and research and development facility.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”), the Company’s September 2006 acquisition of an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”), the Company’s December 2007 acquisition of ADI, and the Company’s March 2008 acquisition of AMIS (see Note 3: “Acquisition” for further discussion). A reconciliation of the original cost of the goodwill from each of the above transactions to the carrying value as of September 26, 2008 and December 31, 2007 is as follows, in millions:

	September 26, 2008
	Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Carrying Value
Goodwill resulting from:
Cherry acquisition	$95.7	$(18.4)	$—	$—	$77.3
Leshan additional interest	3.8	—	—	—	3.8
ADI PTC business acquisition	91.3	—	0.7	—	92.0
AMIS acquisition	559.2	—	(1.5)	(11.8)	545.9

	$750.0	$(18.4)	$(0.8)	$(11.8)	$719.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	December 31, 2007
	Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Carrying Value
Goodwill resulting from:
Cherry acquisition	$95.7	$(18.4)	$—	$—	$77.3
Leshan additional interest	3.8	—	—	—	3.8
ADI PTC business acquisition	91.3	—	—	—	91.3

	$190.8	$(18.4)	$—	$—	$172.4

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) issued by the Financial Accounting Standards Board (“FASB”), goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 142.

Intangible Assets

Intangible assets consist of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology and trademarks resulting from the May 2006 purchase of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, the December 2007 purchase of ADI’s PTC Business and the March 2008 purchase of AMIS (see Note 3: “Acquisition” for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 15 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible assets, net were as follows as of September 26, 2008 and December 31, 2007 (in millions):

	September 26, 2008
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(2.8)	$—	$11.1	5-12
Assembled workforce	6.7	(3.1)	—	3.6	5
Customer relationships	222.7	(9.7)	(10.4)	202.6	5-15
Non-compete agreements	0.4	(0.1)	—	0.3	3
Patents	16.7	(1.0)	—	15.7	12
Developed technology	80.1	(4.6)	—	75.5	12
Trademarks	8.7	(0.3)	—	8.4	15

Total intangibles	$349.2	$(21.6)	$(10.4)	$317.2

	December 31, 2007
	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(1.7)	$12.2	5-12
Assembled workforce	6.7	(2.2)	4.5	5
Customer relationships	23.7	—	23.7	5
Non-compete agreements	0.4	—	0.4	3
Patents	16.7	—	16.7	12

Total intangibles	$61.4	$(3.9)	$57.5

Amortization expense for intangible assets amounted to $7.4 million for the quarter ended September 26, 2008, of which $0.6 million was included in cost of revenues, and $17.7 million for the nine months ended September 26, 2008, of which $1.8 million was included in cost of revenues. For the quarter and nine months ended September 28, 2007, amortization expense for intangible assets amounted to $0.5 million and $1.7 million, respectively, all of which was included in cost of revenues. Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Total
Remainder of 2008	$0.6	$0.4	$4.0	$0.1	$0.3	$2.1	$0.1	$7.6
2009	1.7	1.3	18.1	0.1	1.4	6.7	0.6	29.9
2010	1.7	1.3	18.0	0.1	1.4	6.7	0.6	29.8
2011	1.2	0.6	18.0	—	1.4	6.7	0.6	28.5
2012	0.7	—	18.0	—	1.4	6.7	0.6	27.4
Thereafter	5.2	—	126.5	—	9.8	46.6	5.9	194.0

Total estimated amortization expense	$11.1	$3.6	$202.6	$0.3	$15.7	$75.5	$8.4	$317.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $15.6 million and $18.9 million at September 26, 2008 and December 31, 2007, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. The Company also generates revenue, although to a much lesser extent, from manufacturing services provided to customers. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services, net of provisions for related sales returns and allowances, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in its consolidated balance sheet. The Company recognizes the related revenue and cost of revenues when it is informed by the distributor that they have resold the products to the end user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and margin on sales to distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Share-Based Payments

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of September 26, 2008, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions.

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

In determining the amount of the valuation allowance, estimated future taxable income, as well as feasible tax planning strategies in each taxing jurisdiction is considered. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of September 26, 2008 was 4.5%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” effective December 31, 2005.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies,” management records the appropriate liability when the amount is deemed probable and reasonably estimated.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The adoption of SFAS No. 157, excluding those non-financial assets and non-financial liabilities exempted by FSP 157-2, had no material impact to the Company’s consolidated balance sheet and statement of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”).” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively, although earlier adoption is permitted. As of January 1, 2008, the Company elected not to measure certain financial instruments and certain other items within the scope of SFAS No. 159 at fair value.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The fair value of the Company’s options that were issued in exchange for AMIS options were estimated by using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The more significant assumptions used in estimating the fair value include volatility of 49.9%, an expected life of 4.2 years based on the age of the original award, a dividend rate of zero and a risk-free interest rate of 3.15%.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The allocation of the purchase price includes $27.6 million of accrued liabilities for estimated costs to exit certain activities of AMIS, including $13.2 million of employee separation costs and $14.4 million of exit costs. The $13.2 million of employee separation costs includes $10.0 million to involuntarily terminate or relocate approximately 90 employees performing overlapping or duplicative functions throughout AMIS and also $3.2 million to involuntarily terminate approximately 140 manufacturing employees as a result of the planned shutdown of one of the fabrication facilities at AMIS’s Pocatello, Idaho facility. The shutdown is scheduled to be completed by the end of the first quarter of 2010. The $14.4 million of exit costs includes $10.3 million for lease termination costs at duplicative facilities, $3.5 million of facility decommissioning costs resulting from the planned shutdown of the fabrication facility and also $0.6 million of costs to reorganize the structure of AMIS’s subsidiaries. During the quarter and nine months ended September 26, 2008, the Company recorded adjustments of ($0.2) million and ($0.4) million, respectively, to reduce the employee separation costs accrual related to the involuntary termination or relocation of employees performing overlapping or duplicative functions throughout AMIS. Additionally, during the quarter and nine months ended September 26, 2008, the Company recorded accrued liabilities for $4.9 million and $6.0 million, respectively of adjustments to its estimated exit costs for exiting certain insurance contracts and software license agreements. As of September 26, 2008, management of the Company had not finalized all exit plans related to the AMIS acquisition and expects to finalize the plans within the first year after the acquisition date, which will result in adjustments to the allocation of the acquisition of the purchase price that may impact accrued liabilities and goodwill.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from the date of acquisition through September 26, 2008:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through September 26, 2008	$13.2	$(0.4)	$(11.2)	$1.6

Estimated costs to exit:
Acquisition date through September 26, 2008	$14.4	$6.0	$(0.7)	$19.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following pro forma consolidated results of operations for the quarter and nine months ended September 26, 2008 and September 28, 2007 have been prepared as if the acquisition of AMIS had occurred at January 1, 2008 and January 1, 2007, respectively for each period (in millions, except per share data):

	Quarter Ended
	September 26, 2008	September 28, 2007
	(Actual)
Net revenues	$581.5	$557.5
Net income	$61.2	$88.1
Net income per common share—Basic	$0.15	$0.22
Net income per common share—Diluted	$0.15	$0.21

	Nine Months Ended
	September 26, 2008	September 28, 2007
Net revenues	$1,674.7	$1,620.3
Net income	$135.8	$250.2
Net income per common share—Basic	$0.37	$0.63
Net income per common share—Diluted	$0.36	$0.59

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

See “Note 11: Subsequent Events” for a discussion of the Company’s acquisition of Catalyst Semiconductor, Inc (“Catalyst”), a Delaware corporation, and the announced proposal to acquire the nonvolatile memory, radio frequency and automotive businesses of Atmel Corporation (“Atmel”), a Delaware Corporation.

Note 4: Restructuring, Asset Impairment and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2008 or had not been completed as of December 31, 2007, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2008 Announced Shutdown of Piestany Manufacturing Facility

In May 2008, the Company made plans to consolidate manufacturing efforts with the closure of manufacturing facilities in Piestany, Slovakia. The wafer manufacturing that takes place at this facility will be migrated from smaller low volume silicon wafers to larger more advanced production lines. At the end of the third quarter of 2008, the Company notified approximately 430 employees that they will be terminated and the Company expects to recognize $2.9 million ratably from the third quarter of 2008 through the expected termination date during the third quarter of 2009 through which they are required to render services to qualify for

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

termination benefits. Cumulative charges of $8.7 million have been recognized through September 26, 2008, relating to the announced shutdown of the Piestany Manufacturing Facility of which $7.9 million had been recorded as asset impairments. See “Asset Impairments” below for further discussion.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine months ended September 26, 2008	$—	$0.8	$—	$—	$0.8

Restructuring Activities Related to the 2008 Hong Kong Design Center

Cumulative charges of $0.3 million have been recognized through September 26, 2008, relating to the Hong Kong Design Center. In June 2008, the Company announced plans to consolidate a portion of the design center operations in Hong Kong. A total of 6 employees were terminated as a result of this consolidation effort. Employee separation charges of $0.3 million have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the nine months ended September 26, 2008. All terminations and associated severance payments related to these activities had been paid out by the end of the third quarter of 2008.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine months ended September 26, 2008	$—	$0.3	$(0.3)	$—	$—

Restructuring Activities Related to the 2008 Acquisition of AMIS

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine months ended September 26, 2008	$—	$6.5	$(4.8)	$—	$1.7

Exit costs:
Nine months ended September 26, 2008	$—	$2.6	$(1.5)	$—	$1.1

Cumulative charges of $9.1 million have been recognized through September 26, 2008, related to the restructuring activities around the acquisition of AMIS, of which $1.7 million has been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended September 26, 2008. In March 2008, the Company acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes (See Note 3: “Acquisition” for further discussion). As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated to reflect terms applicable to the combined company. During March 2008, the Company recorded employee separation charges of $1.7 million and exit costs of $1.8 million related to the acquisition of AMIS.

The employee separation charges of $6.5 million include $1.2 million for severance benefits of 77 individuals who were employees of the Company prior to the acquisition and $5.0 million for severance benefits

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of 24 individuals who were employees of AMIS prior to the acquisition. All 24 employees were or are required to render services until their termination date to receive these severance benefits. The termination benefits for the 24 AMIS employees are being recognized ratably from the acquisition date to their termination date. The Company expects to record an additional $0.2 million of separation charges through the end of the fourth quarter of 2008. Additionally, during the nine months ended September 26, 2008, the Company recorded $0.3 million for severance benefits of 3 individuals who were employees of the Company prior to the acquisition. All terminations and associated severance payments related to these activities are expected to be completed by the end of the fourth quarter of 2008.

The exit costs of $2.6 million were for charges incurred to terminate overlapping or duplicative software licenses under certain lease agreements with external suppliers in connection with the AMIS acquisition and for clean up associated with the shut down of a wafer fabrication facility. All payments related to these exit costs are expected to be completed by the end of the second quarter of 2009.

2007 Plan to Restructure Certain General and Administrative Positions in Asia

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine months ended September 26, 2008	$0.5	$—	$(0.5)	$—	$—

Cumulative charges of $1.0 million have been recognized through September 26, 2008, related to the 2007 plan to restructure certain general and administrative positions in Asia, all of which were recognized in periods prior to the quarter ended September 26, 2008. In October 2007, the Company announced plans to change its management structure at its Aizu, Japan manufacturing facility and to outsource its healthcare professional services provided at its Seremban, Malaysia manufacturing facility. This activity was completed by the end of the first quarter of 2008. Approximately 21 employees were terminated as a direct result of this plan. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the fourth quarter of 2007. All payments related to these employee separation charges had been paid out by the end of the third quarter of 2008.

2007 Plan to Restructure Phoenix, Arizona Wafer Manufacturing

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine months ended September 26, 2008	$—	$1.0	$(0.5)	$—	$0.5

Cumulative charges of $3.0 million have been recognized through September 26, 2008, related to the 2007 plan to restructure Phoenix, Arizona wafer manufacturing, of which $1.0 million has been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the nine months ended September 26, 2008. In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to the Company’s offshore lower-cost manufacturing facilities, expected to be completed by the end of the fourth quarter of 2008. It is anticipated that a total of approximately

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

85 manufacturing employees will be terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007, the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 67 positions. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the third quarter of 2007 and will continue to exit through the fourth quarter of 2008. All terminations and associated severance payments related to these activities are expected to be completed by the end of the fourth quarter of 2008.

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

Other

As mentioned previously in the restructuring activities related to the recent acquisition of AMIS during the nine months ended September 26, 2008, the Company terminated certain overlapping or duplicative lease agreements with external suppliers for software licenses. These agreements had previously been recorded by the Company as capital lease obligations on the consolidated balance sheet. Included in restructuring, asset impairments and other, net on the statement of operations for the nine months ended September 26, 2008 is a gain of $0.7 million for the reversal of the capital lease obligation, partially offset by the write-off of the net book value of the software licenses that were included in property, plant and equipment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter ended September 26, 2008, is as follows (in millions):

	Quarter Ended September 26, 2008	Nine Months Ended September 26, 2008
Restructuring
2008 Charges:
Cash employee separation charges	$1.9	$8.6
Exit costs	0.6	2.6

Asset impairments
2008 Charges	—	12.0

Other
2008 gain on disposal of property, plant and equipment	—	(0.7)

	$2.5	$22.5

Note 5: Balance Sheet Information

Balance sheet information is as follows (in millions):

	September 26, 2008	December 31, 2007
Receivables, net:
Accounts receivable	$286.9	$178.7
Less: Allowance for doubtful accounts	(7.6)	(3.5)

	$279.3	$175.2

Inventories, net:
Raw materials	$31.9	$25.1
Work in process	155.0	110.2
Finished goods	122.5	85.2

	$309.4	$220.5

Property, plant and equipment, net:
Land	$33.8	$28.3
Buildings	396.3	376.5
Machinery and equipment	1,376.9	1,216.2

Total property, plant and equipment	1,807.0	1,621.0
Less: Accumulated depreciation	(1,054.5)	(1,006.1)

	$752.5	$614.9

Accrued expenses:
Accrued payroll	$65.7	$37.5
Sales related reserves	39.0	39.9
Restructuring reserves	4.1	0.5
Acquisition related restructuring costs	21.3	—
Accrued pension liability	0.2	0.2
Other	48.8	23.2

	$179.1	$101.3

Accumulated other comprehensive income:
Foreign currency translation adjustments	$(28.6)	$0.1
Amortization of prior service cost of defined benefit pension plan	—	(0.5)
Prior service cost from legal plan amendment	(0.3)	(0.3)
Net unrealized gains and adjustments related to cash flow hedges	0.1	0.2

	$(28.8)	$(0.5)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the nine months ended September 26, 2008 is as follows (in millions):

Balance as of December 31, 2007	$2.2
Provision	2.0
Reserves acquired from AMIS	0.8
Usage	(0.5)
Reserved released	—

Balance as of September 26, 2008	$4.5

The activity related to the Company’s warranty reserves for the nine months ended September 28, 2007 is as follows (in millions):

Balance as of December 31, 2006	$2.4
Provision	1.0
Usage	(1.2)
Reserved released	—

Balance as of September 28, 2007	$2.2

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an asset and the aggregate amount of all underfunded plans as a liability in its financial statements. As of September 26, 2008 and December 31, 2007, the total accrued pension liability for underfunded plans was $14.9 million and $13.4 million, respectively, of which the current portion of $0.2 million and $0.2 million, respectively, were classified as accrued expenses. As of September 26, 2008 and December 31, 2007, the total pension asset was $7.2 million and zero, respectively. The components of the Company’s net periodic pension expense for the quarters and nine months ended September 26, 2008 and September 28, 2007 are as follows (in millions):

	Quarter Ended
	September 26, 2008	September 28, 2007
Service cost	$1.6	$0.3
Interest cost	0.8	0.3
Expected return on plan assets	(0.9)	(0.1)
Amortization of prior service cost	0.1	—

Total net periodic pension cost	$1.6	$0.5

	Nine Months Ended
	September 26, 2008	September 28, 2007
Service cost	$3.9	$0.8
Interest cost	2.0	0.9
Expected return on plan assets	(2.0)	(0.5)
Amortization of prior service cost	0.3	0.2

Total net periodic pension cost	$4.2	$1.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	September 26, 2008	December 31, 2007
Senior Bank Facilities:
Term Loan, interest payable monthly and quarterly at 5.4538% and 6.5800%, respectively	$172.8	$173.7
Revolver	—	—

	172.8	173.7
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Loan with Japanese bank due 2009 through 2010, interest payable semi-annually	6.7	9.6
Loan with Philippine banks due 2008 through 2012, interest payable quarterly at 3.7881% and 6.2475%, respectively	22.6	25.0
Loan with Chinese bank due 2009, interest payable quarterly at 4.4100% and 6.1100%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 4.4100% and 6.1100%, respectively	6.0	6.0
Loan with Chinese bank due 2008 through 2013, interest payable semi-annually at 4.4150% and 6.0488%, respectively.	7.3	8.2
Loan with Chinese bank due 2008 through 2009, interest payable semi-annually at 3.8869% and 6.3375%, respectively.	12.4	15.7
Loan with Chinese bank due 2009, interest payable semi-annually at 3.8338% and 6.3413%, respectively	5.0	5.0
Loan with Philippine bank due 2008 through 2013, interest payable quarterly at 3.5600%	12.5	—
Loan with Philippine bank due 2008 through 2013, interest payable quarterly at 4.0688%	7.0	—
Loan with Belgian bank, interest payable daily at 4.428%	15.8	—
5.0% Note payable to Oregon State due 2009	0.5	0.5
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	4.7	—
Capital lease obligations	94.5	62.7

	1,220.8	1,159.4
Less: Current maturities	(69.4)	(30.8)

	$1,151.4	$1,128.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Annual maturities relating to the Company’s long-term debt as of September 26, 2008 are as follows (in millions):

		Actual Maturities
Remainder of	2008	$10.5
	2009	94.4
	2010	294.8
	2011	31.3
	2012	129.4
	Thereafter	660.4

	Total	$1,220.8

September 2008 Philippine Loan

In September 2008, one of the Company’s Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $7.0 million as of September 26, 2008, bears interest payable quarterly based on 3-month LIBOR plus 1.25% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance to be repaid at maturity.

August 2008 Philippine Loan

In August 2008, one of the Company’s Philippine subsidiaries entered into a five-year promissory note with a Philippine bank to finance capital expenditures and for other general corporate purposes. The loan, which had a balance of $12.5 million as of September 26, 2008, bears interest payable quarterly based on 3-month LIBOR plus 0.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance to be repaid at maturity.

June 2008 Belgian Loan

In June 2008, one of the Company’s European subsidiaries entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which had a balance of $15.8 million as of September 26, 2008 (based on the euro-to-dollar exchange rate in effect at that date), bears interest at the European Overnight Index Average (“EONIA”) plus 0.4%, with interest payable daily. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The term of the agreement is six months, which automatically extends and can be cancelled thereafter by a 90 day written notification.

April 2008 Japanese Loan

In April 2008, one of the Company’s Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $4.7 million at September 26, 2008 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 1.875%, with interest payable quarterly.

March 2008 Short-Term Bridge Loan

As part of the AMIS acquisition in March 2008, the Company assumed the obligations under a short-term bridge loan entered into by the Company’s Belgian subsidiary. The bridge loan was with a Belgian bank for 25.0 million Euros originally due May 31, 2008 and extended until July 31, 2008 with the proceeds to be used to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

finance capital expenditures and other general corporate purposes. The loan interest was paid weekly based on the one week EURO Interbank Offered Rate (“Euribor”) plus 0.5%. In June 2008, the Short-Term Bridge Loan was repaid with the proceeds from the June 2008 Belgian loan.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment. In March 2008, the Company sold assets with a net book value of $26.2 million for $33.7 million to a leasing agency under a sale-leaseback arrangement. We deferred a gain on the transaction in the amount of $7.5 million. Concurrently, the Company acquired the assets under a capital lease agreement with a net present value of minimum lease payments of $29.3 million, which will be depreciated over the lease term of four to five years. In June 2008, the Company acquired assets under capital leases agreement with a net present value of minimum lease payments of $14.1 million, which will be depreciated over the lease term of five years.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, “the Notes”). The Company’s domestic subsidiaries, with the exception of domestic subsidiaries acquired from AMIS, (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidated financial information for the issuer of the Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of September 26, 2008
Cash and cash equivalents	$—	$295.9	$—	$122.0	$—	$417.9
Receivables, net	—	25.8	—	253.5	—	279.3
Inventories, net	—	24.6	—	285.7	(0.9)	309.4
Other current assets	—	7.5	—	58.3	—	65.8
Deferred income taxes	—	(1.8)	—	5.8	—	4.0

Total current assets	—	352.0	—	725.3	(0.9)	1,076.4
Property, plant and equipment, net	—	167.0	3.1	585.5	(3.1)	752.5
Deferred income taxes	—	(0.1)	—	0.1		—
Goodwill and intangible assets, net	—	47.3	73.0	915.9	—	1,036.2
Investments and other assets	1,720.0	1,633.4	38.2	2,387.2	(5,734.9)	43.9

Total assets	$1,720.0	$2,199.6	$114.3	$4,614.0	$(5,738.9)	$2,909.0

Accounts payable	$—	$25.9	$0.2	$192.6	$—	$218.7
Accrued expenses and other current liabilities	4.1	70.0	0.8	185.5	1.7	262.1
Deferred income on sales to distributors	—	28.9	—	99.7	—	128.6

Total current liabilities	4.1	124.8	1.0	477.8	1.7	609.4
Long-term debt	839.0	238.1	—	74.3	—	1,151.4
Other long-term liabilities	—	18.1	0.3	28.6	—	47.0
Deferred Income Taxes	—	—	—	—		—
Intercompany	(207.9)	(54.3)	(14.1)	70.7	205.5	—

Total liabilities	635.2	326.7	(12.8)	651.4	207.2	1,807.8
Minority interests in consolidated subsidiaries	—	—	—	—	16.4	16.4
Stockholders’ equity (deficit)	1,084.8	1,872.9	127.1	3,962.6	(5,962.5)	1,084.8

Liabilities, minority interests and stockholders’ equity (deficit)	$1,720.0	$2,199.6	$114.3	$4,614.0	$(5,738.9)	$2,909.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2007
Cash and cash equivalents	$—	$192.1	$—	$82.5	$—	$274.6
Receivables, net	—	26.4	—	148.8	—	175.2
Inventories, net	—	33.9	—	185.0	1.6	220.5
Other current assets	—	7.8	—	60.5	—	68.3
Deferred income taxes	—	(1.8)	—	8.5	—	6.7

Total current assets	—	258.4	—	485.3	1.6	745.3
Property, plant and equipment, net	—	157.3	3.7	453.9	—	614.9
Goodwill and intangible assets, net	—	48.3	73.0	108.6	—	229.9
Investments and other assets	647.7	570.9	43.2	25.1	(1,239.4)	47.5

Total assets	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

Accounts payable	$—	$27.7	$0.2	$135.6	$—	$163.5
Accrued expenses and other current liabilities	0.6	56.6	1.3	76.8	1.7	137.0
Deferred income on sales to distributors	—	30.1	—	90.3	—	120.4

Total current liabilities	0.6	114.4	1.5	302.7	1.7	420.9
Long-term debt	839.0	213.6	—	76.0	—	1,128.6
Other long-term liabilities	—	29.8	—	17.0	—	46.8
Deferred income taxes	—	(1.8)	—	8.7	—	6.9
Intercompany	(207.8)	(112.1)	(13.4)	127.8	205.5	—

Total liabilities	631.8	243.9	(11.9)	532.2	207.2	1,603.2
Minority interests in consolidated subsidiaries	—	—	—	—	18.5	18.5
Stockholders’ equity (deficit)	15.9	791.0	131.8	540.7	(1,463.5)	15.9

Liabilities, minority interests and stockholders’ equity (deficit)	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended September 26, 2008
Revenues	$—	$109.5	$4.0	$776.3	$(308.3)	$581.5
Cost of revenues	—	112.0	0.7	541.1	(293.9)	359.9

Gross profit	—	(2.5)	3.3	235.2	(14.4)	221.6

Research and development	—	5.1	2.5	68.0	(8.4)	67.2
Selling and marketing	—	13.0	0.4	25.9	(2.0)	37.3
General and administrative	—	(4.1)	0.2	37.1	1.0	34.2
Amortization of acquisition related intangible assets	—	0.4	—	6.4	—	6.8
Restructuring, asset impairments and other, net	—	—	—	2.5	—	2.5

Total operating expenses	—	14.4	3.1	139.9	(9.4)	148.0

Operating income (loss)	—	(16.9)	0.2	95.3	(5.0)	73.6
Interest expense, net	(4.6)	(0.1)	—	(3.3)	—	(8.0)
Other	—	(2.8)	—	3.3	—	0.5
Equity in earnings	65.8	77.3	0.8	1.5	(145.4)	—

Income (loss) before income taxes, and minority interests	61.2	57.5	1.0	96.8	(150.4)	66.1
Income tax provision	—	(0.2)	—	(4.3)	—	(4.5)
Minority interests	—	—	—	—	(0.4)	(0.4)

Net income (loss)	$61.2	$57.3	$1.0	$92.5	$(150.8)	$61.2

For the quarter ended September 28, 2007
Revenues	$—	$132.2	$4.7	$510.7	$(244.7)	$402.9
Cost of revenues	—	114.9	0.4	372.4	(240.4)	247.3

Gross profit	—	17.3	4.3	138.3	(4.3)	155.6

Research and development	—	7.1	3.1	24.2	—	34.4
Selling and marketing	—	13.4	0.3	10.7	—	24.4
General and administrative	—	(2.2)	—	23.8	—	21.6
Restructuring, asset impairments and other, net	—	2.0	—	—	—	2.0

Total operating expenses	—	20.3	3.4	58.7	—	82.4

Operating income (loss)	—	(3.0)	0.9	79.6	(4.3)	73.2
Interest expense, net	(4.6)	(0.9)	—	(1.0)	—	(6.5)
Other	—	1.2	—	(1.0)	—	0.2
Equity in earnings	68.4	68.5	1.7	—	(138.6)	—

Income (loss) before income taxes, and minority interests	63.8	65.8	2.6	77.6	(142.9)	66.9
Income tax provision	—	1.3	—	(3.7)	—	(2.4)
Minority interests	—	—	—	—	(0.7)	(0.7)

Net income (loss)	$63.8	$67.1	$2.6	$73.9	$(143.6)	$63.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 26, 2008
Revenues	$—	$340.1	$11.0	$2,074.9	$(859.9)	$1,566.1
Cost of revenues	—	326.1	1.4	1,510.5	(831.7)	1,006.3

Gross profit	—	14.0	9.6	564.4	(28.2)	559.8

Research and development	—	18.2	7.7	168.9	(19.8)	175.0
Selling and marketing	—	38.0	1.2	66.4	(4.6)	101.0
General and administrative	—	(11.3)	0.6	98.7	1.9	89.9
In Process research and development	—	—	—	17.7	—	17.7
Amortization of acquisition related intangible assets	—	0.8	—	15.1	—	15.9
Restructuring, asset impairments and other, net	—	6.8	—	15.7	—	22.5

Total operating expenses	—	52.5	9.5	382.5	(22.5)	422.0

Operating income (loss)	—	(38.5)	0.1	181.9	(5.7)	137.8
Interest expense, net	(13.7)	(2.4)	—	(7.0)	—	(23.1)
Other	—	0.9	—	(1.1)	—	(0.2)
Loss on debt prepayment	—	—	—	—	—	—
Equity in earnings	140.3	170.6	(1.7)	0.1	(309.3)	—

Income (loss) before income taxes, and minority interests	126.6	130.6	(1.6)	173.9	(315.0)	114.5
Income tax provision	—	12.8	—	(1.3)	—	11.5
Minority interests	—	—	—	—	0.6	0.6

Net income (loss)	$126.6	$143.4	$(1.6)	$172.6	$(314.4)	$126.6

Net cash provided by operating activities	$—	$101.7	$0.2	$210.7	$—	$312.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(24.4)	(0.2)	(50.3)	—	(74.9)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(0.4)	—	(0.4)
Purchases of intangible assets	—	—	—	—	—	—
Proceeds from sales of available-for-sale securities	—	—	—	—	—	—
Purchase of a business	—	(11.1)		172.7	—	161.6
Proceeds from sales of property, plant and equipment	—	38.6	—	0.3	—	38.9

Net cash used in investing activities	—	3.1	(0.2)	122.3	—	125.2

Cash flows from financing activities:
Intercompany loans	—	(591.5)	—	591.5	—	—
Intercompany loan repayments	—	589.7	—	(589.7)	—	—
Proceeds from debt issuance	—	—	—	63.6	—	63.6
Proceeds from issuance of common stock under the employee stock purchase plan	—	2.1	—	—	—	2.1
Proceeds from exercise of stock options	—	15.2	—	—	—	15.2
Repurchase of Treasury Stock	—	(1.7)	—	—	—	(1.7)
Dividends to minority shareholder of consolidated subsidiary	—	3.3	—	(4.8)	—	(1.5)
Equity injections from parent	—	—	3.3	—	—	3.3
Subsidiary declared dividend	—	—	(3.3)	—	—	(3.3)
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	—	—
Payment of capital lease obligation	—	(17.3)	—	(2.4)	—	(19.7)
Payment of debt issuance costs	—	—	—	—	—	—
Repayment of long term debt	—	(0.8)	—	(348.5)	—	(349.3)

Net cash provided by (used in) financing activities	—	(1.0)	—	(290.3)	—	(291.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.2)	—	(3.2)

Net increase (decrease) in cash and cash equivalents	—	103.8	—	39.5	—	143.3
Cash and cash equivalents, beginning of period	—	192.1	—	82.5	—	274.6

Cash and cash equivalents, end of period	$—	$295.9	$—	$122.0	$—	$417.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 28, 2007
Revenues	$—	$402.4	$11.7	$1,436.2	$(692.0)	$1,158.3
Cost of revenues	—	345.2	1.3	1,064.4	(690.8)	720.1

Gross profit	—	57.2	10.4	371.8	(1.2)	438.2

Research and development	—	21.7	9.1	66.8	—	97.6
Selling and marketing	—	37.5	0.9	32.2	—	70.6
General and administrative	—	145.8	(150.0)	64.8	—	60.6
Restructuring, asset impairments and other, net	—	2.0	—	—	—	2.0

Total operating expenses	—	207.0	(140.0)	163.8	—	230.8

Operating income (loss)	—	(149.8)	150.4	208.0	(1.2)	207.4
Interest expense, net	(13.7)	(0.1)	(2.1)	(4.0)	—	(19.9)
Other	—	(0.6)	—	0.3	—	(0.3)
Loss on dept prepayment	—	(0.1)	—	—	—	(0.1)
Equity in earnings	194.8	337.7	3.8	—	(536.3)	—

Income (loss) before income taxes, and minority interests	181.1	187.1	152.1	204.3	(537.5)	187.1
Income tax provision	—	4.0	—	(8.4)	—	(4.4)
Minority interests	—	—	—	—	(1.6)	(1.6)

Net income (loss)	$181.1	$191.1	$152.1	$195.9	$(539.1)	$181.1

Net cash provided by (used in) operating activities	$—	$(69.7)	$179.6	$107.0	$—	$216.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(32.0)	—	(78.4)	—	(110.4)
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.1	—	1.1
Investment in non-marketable securities	—	(1.5)	—	—		(1.5)
Proceeds from sales of available-for-sale securities	—	—	—	—	—	—
Proceeds from sales of property, plant and equipment	—	0.4	—	10.2	—	10.6

Net cash provided by (used in) investing activities	—	(33.1)	—	(67.1)	—	(100.2)

Cash flows from financing activities:
Intercompany loans	—	(479.7)	—	479.7	—	—
Intercompany loan repayments	—	688.1	(179.6)	(508.5)	—	—
Proceeds from debt issuance	—	0.5	—	—	—	0.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	3.5	—	—	—	3.5
Proceeds from exercise of stock options and warrants	—	40.1	—	—	—	40.1
Repurchase of treasury stock	—	(55.2)	—	—	—	(55.2)
Dividends to minority shareholder of consolidated subsidiary	—	8.4	—	(12.5)	—	(4.1)
Equity injections from parent	—	—	8.4	—	—	8.4
Subsidiary declared dividend	—	—	(8.4)	—	—	(8.4)
Proceeds from issuance of common stock, net of issuance costs		—	—	—	—	—
Payment of capital lease obligation	—	(9.6)	—	(1.0)	—	(10.6)
Payment of debt issuance costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(24.9)	—	(7.4)	—	(32.3)

Net cash provided by (used in) financing activities	—	170.8	(179.6)	(49.7)	—	(58.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	—	68.0	—	(9.7)	—	58.3
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$254.7	$—	$72.4	$—	$327.1

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather SCI LLC, its primary operating subsidiary, processes all cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Common Stock and Treasury Stock

Income per share calculations for the quarters and nine months ended September 26, 2008 and September 28, 2007, is as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net income	$61.2	$63.8	$126.6	$181.1

Diluted net income applicable to common stock	$61.2	$63.8	$126.6	$181.1

Basic weighted average common shares outstanding	398.9	290.6	368.3	290.3
Add: Incremental shares for :
Dilutive effect of equity based compensation	5.9	7.8	4.5	7.9
1.875% convertible senior subordinated notes	—	6.0	—	6.0
2.625% convertible senior subordinated notes	—	7.6	—	7.6
Convertible zero coupon senior subordinated notes	—	5.8	—	5.8

Diluted weighted average common shares outstanding	404.8	317.8	372.8	317.6

Income per common share
Basic:	$0.15	$0.22	$0.34	$0.62

Diluted:	$0.15	$0.20	$0.34	$0.57

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. The excluded option shares were 15.0 million and 6.9 million for the quarters ended September 26, 2008 and September 28, 2007, respectively and 18.4 million and 6.8 million for the nine months ended September 26, 2008, and September 28, 2007, respectively.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of September 26, 2008, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

For the quarter and nine months ended September 26, 2008, the assumed conversion of the zero coupon convertible senior subordinated notes due 2024 was also excluded in determining diluted earnings per share as the impact would have been anti-dilutive. The zero coupon convertible senior subordinated notes are convertible into cash up to the par value of $260.0 million, based on a conversion price of $9.82 per share. The excess of fair value over par value is convertible into stock. As of September 26, 2008, the Company’s common stock traded below $9.82 per share; thus, the effects of an assumed conversion would have been anti-dilutive and was therefore excluded.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the quarter and nine months ended September 26, 2008, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on an initial conversion price of approximately $10.50 per share. The excess of fair value over par value is convertible into stock. As of September 26, 2008, the Company’s common stock traded below $10.50 per share; thus, the effects of an assumed conversion would have been anti-dilutive and was therefore excluded.

For the quarter and nine months ended September 26, 2008, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted earnings per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on an initial conversion price of approximately $7.00 per share. The excess of fair value over par value is convertible into stock. As of September 26, 2008, the Company’s common stock traded at $7.02 per share; however, the effects of an assumed conversion were immaterial and was therefore excluded.

See Note 10: “Recent Accounting Pronouncements,” for discussion of FASB Staff Position No. APB 14-1 (“FSP”), which when adopted in fiscal years after December 15, 2008 will impact the accounting for the Company’s zero coupon convertible senior subordinated notes due 2024, the 2.625% convertible senior subordinated notes and the 1.875% convertible senior subordinated notes.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of September 26, 2008, but may be reissued or retired by the Company at a later date.

Note 8: Employee Stock Benefit Plans

There was an aggregate of 25.9 million and 21.0 million shares of common stock available for grant under the Company’s stock option plans at September 26, 2008 and December 31, 2007, respectively. During the quarter ended March 28, 2008, 5.0 million shares were added to the shares available for issuance under the Company’s stock plans pursuant to the acquisition of AMIS.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The volatility input is developed using implied volatility. The expected term of options represents the period of time that the options are expected to be outstanding. The expected term disclosed below is computed using the lattice model’s estimated fair value as an input to the Black-Scholes formula and solving for expected term. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected term. The weighted-average estimated fair value of stock options granted during the quarters and nine months ended September 26, 2008 and September 28, 2007 was $4.57 and $4.88 per share, and $3.34 and $3.70 per share, respectively. The weighted-average assumptions associated with the stock options granted during the period are as follows:

	Quarter Ended September 26, 2008	Quarter Ended September 28, 2007
Volatility	53.6%	46.1%
Risk-free interest rate	2.9%	4.4%
Expected term	5.2 years	4.2 years

	Nine Months Ended September 26, 2008	Nine Months Ended September 28, 2007
Volatility	54.9%	41.1%
Risk-free interest rate	2.8%	4.5%
Expected term	5.2 years	4.2 years

Pre-vesting forfeitures were estimated to be approximately 13% for both the quarter and the nine months ended September 26, 2008 and 12% for the quarter and nine months ended September 28, 2007, based on historical experience.

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Nine Months Ended September 26, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2007	21.5	$7.08
Granted	7.3	$6.64
Assumed in AMIS transaction	9.4	$9.14
Exercised	(2.6)	$5.86
Cancelled	(2.5)	$9.48

Outstanding at September 26, 2008	33.1	$7.67	6.5	$28.8

Exercisable at September 26, 2008	16.3	$7.92	4.7	$18.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Additional information about stock options outstanding at September 26, 2008 with exercise prices less than or above $7.02 per share, the closing price at September 26, 2008, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.02	9.0	$4.92	9.6	$5.98	18.6	$5.47
Above $7.02	7.3	$11.60	7.2	$9.36	14.5	$10.49

Total outstanding	16.3	$7.92	16.8	$7.43	33.1	$7.67

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements, as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of September 26, 2008, and changes during the nine months ended September 26, 2008, follows (number of shares in millions):

	Nine Months Ended September 26, 2008
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2007	1.5	$10.55
Granted	2.2	$8.72
Assumed in AMIS transaction	1.1	$5.22
Released	(0.7)	$7.49
Forfeited	(0.1)	$5.84

Nonvested shares of restricted stock units at September 26, 2008	4.0	$8.85

During the nine months ending September 26, 2008, the Company granted 0.1 million in restricted stock awards with a weighted average grant date fair value of $6.03 per share to members of the Board of Directors. The awards vested and were issued immediately upon the effective date of the grant.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Stock Purchase Plans

As of September 26, 2008, there were 1.8 million shares available for issuance under the Employee Stock Purchase Plan. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the quarters and nine months ended September 26, 2008 and September 28, 2007 was $2.60 per share and $2.35 per share, and $2.36 per share and $2.08 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Nine Months Ended
Employee Stock Purchase Plan	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	1.9%	4.7%	2.1%	4.8%
Volatility	59.0%	33.0%	58.0%	40.0%

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units and employee stock purchase plan, recognized for the quarters and nine months ended September 26, 2008 and September 28, 2007 was comprised as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cost of revenues	$3.6	$1.2	$7.3	$3.3
Research and development	2.0	0.8	4.2	2.0
Selling and marketing	2.0	0.7	4.2	1.9
General and administrative	3.8	1.4	10.7	3.7

Share-based compensation expense before income taxes	11.4	4.1	26.4	10.9
Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$11.4	$4.1	$26.4	$10.9

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

At September 26, 2008, total unrecognized estimated compensation cost net of estimated forfeitures related to non-vested stock options and non-vested restricted stock units granted prior to that date was $30.9 million and $19.7 million, respectively. The total intrinsic value of stock options exercised during the quarter and nine months ended September 26, 2008 was $4.4 million and $8.6 million, respectively. The Company recorded cash received from the exercise of stock options of $5.2 million and $15.1 million and recorded no related tax benefits during the quarter and nine months ended September 26, 2008, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of September 26, 2008 (in millions):

Remainder of 2008 (1)	$6.1
2009	21.9
2010	16.4
2011	13.1
2012	10.4
Thereafter	20.1

Total	$88.0

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

Other Contingencies

The Company’s headquarters and manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola is actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the recapitalization, Motorola has retained responsibility for this contamination, and has agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

“Environmental Remediation Liabilities,” the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of September 26, 2008 related to this matter. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The plaintiffs have voluntarily withdrawn their motions for class certification in the six focus cases without prejudice.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that the Company’s products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that the Company stop use of such rights, or other remedies. The Company was in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel issued an Interim Reasoned Award on March 20, 2008, containing a final decision and ruling that none of the Company’s accused products infringed the asserted patent. Per the terms of the license agreement, this decision is binding and non-appealable. However, on April 10, 2008, the other party filed a motion with the panel to reconsider its decision on the merits, which the Company has opposed as being impermissible and procedurally improper. On May 1, 2008, the panel issued its decision and order denying the other party’s motion to reconsider the Interim Reasoned Award. On May 19, 2008, the Company filed a motion to recover its costs, arbitrators’ fees, and attorneys’ fees. On July 11, 2008, the panel issued a decision in favor of the Company and ordered the other party to pay substantially all of the Company’s costs and fees. On June 20, 2008, the other party filed petitions to vacate in part the panel’s Interim Reasoned Award. One petition was filed in Arizona State Court and the other petition was filed in Arizona Federal District Court. On August 15, 2008, the Company filed a counter-petition in state court to confirm the panel’s July 11, 2008 ruling. On August 29, 2008, the other party filed an amended petition in state court to stay all proceedings there pending the federal court’s decision on jurisdiction, which petition was subsequently granted on October 16, 2008. The other party will have five days from the date the federal judge rules on this issue to either dismiss its amended petition in state court or notify the court that it should proceed with the case. If the federal court does not rule on the jurisdictional issue by December 17, 2008, the state court has scheduled a status conference on that date. The Company believes both petitions filed by the other party are without merit and intends to challenge them vigorously. While the Company can make no assurances or guarantees as to the outcome of these proceedings, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

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

Prior to the acquisition of AMIS by the Company on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to AMIS’s recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that AMIS breached the terms of a nondisclosure agreement between PowerDsine and AMIS Belgian subsidiary by using PowerDsine’s confidential information to develop AMIS’s PoE products and that AMIS interfered with an employment contract they had with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

injunctive relief and damages in excess of $150.0 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi. Discovery in the case is nearing completion. The Company believes that PowerDsine’s asserted claims are without merit and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Prior to the acquisition of AMIS by the Company on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis has filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue. The PTO granted all three petitions and consolidated all three re-examinations into one proceeding. The PTO issued a final rejection of all claims over prior art on September 24, 2008, and Ricoh has several months to respond. On April 17, 2008 the court lifted the stay order despite the ongoing reexamination proceedings by the PTO and held a scheduling conference in September 2008. The court is expected to complete a technology tutorial and hear summary judgment arguments in December 2008. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for any quarter ending after February 28, 2009. The Company’s adoption of SFAS 161 is not expected to impact its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . The Company’s adoption of SFAS 162 is not expected to impact its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has determined the impact of the adoption of APB 14-1 will have a material impact on the results of operations due to higher non-cash interest expense and initially improve the Company’s reported financial position as equity will increase and debt will decrease on the Company’s zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes and the 2.625% convertible senior subordinated notes.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 11: Subsequent Events

Catalyst Acquisition

As previously announced on July 17, 2008, the Company and Catalyst entered into a merger agreement on July 16, 2008, under which Catalyst became a wholly-owned subsidiary of the Company. The merger occurred on October 10, 2008, at which time each issued and outstanding share of common stock of Catalyst was converted into the right to receive 0.706 shares of the Company’s common stock. This merger consideration had an approximate value of $97.2 million, the average closing price of ON’s common stock for the two days prior to, and two days subsequent to when the merger was announced on July 17, 2008. The Company issued approximately 10.9 million shares of its common stock upon closing the merger.

Atmel Acquisition

On October 1, 2008, the Company and Microchip Technology, Incorporated, (“Mircochip”), sent a proposal to the Board of Directors at Atmel, to acquire Atmel for $5.00 per share in cash. Under this proposal, the acquisition will be led by Microchip and financed in part by the sale of Atmel’s nonvolatile memory, radio frequency and automotive businesses to the Company immediately prior to the merger closing. The Company intends to finance the potential purchase using a combination of existing cash resources, borrowings under its existing credit facility and additional financing, as appropriate. This transaction is in its early stages and the completion of it is subject to several contingent events, including but not limited to, the following: approval of transaction by the Atmel Board of Directors and shareholders; the Company’s ability to obtain financing; the possibility that the Company and Microchip will be unable to reach agreement on terms of the sale of certain Atmel assets; and approval by certain government regulatory agencies.

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

Standard Logic

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not specifically identify and allocate any assets by operating segment. The Company evaluates performance based on gross profit, as well as income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, income taxes and certain other unallocated expenses.

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

Information about segments for the quarter and nine months ended September 26, 2008 and for the quarter and nine months ended September 28, 2007 is as follows (in millions):

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Quarter ended September 26, 2008:
Revenues from external customers	$113.8	$119.5	$54.4	$128.1	$165.7	$581.5
Segment gross profit	$40.6	$45.3	$27.8	$50.9	$65.7	$230.3
Segment operating income	$16.8	$19.0	$16.0	$32.3	$11.7	$95.8

Quarter ended September 28, 2007:
Revenues from external customers	$113.1	$93.8	$46.2	$128.0	$21.8	$402.9
Segment gross profit	$45.1	$32.4	$25.8	$55.6	$0.5	$159.4
Segment operating income	$22.2	$14.2	$14.7	$37.0	$0.2	$88.3

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Nine Months ended September 26, 2008:
Revenues from external customers	$333.9	$334.9	$140.1	$375.2	$382.0	$1,566.1
Segment gross profit	$126.7	$128.1	$75.3	$154.0	$108.6	$592.7
Segment operating income (loss)	$57.6	$55.3	$39.7	$98.6	$(9.9)	$241.3

Nine months ended September 28, 2007:
Revenues from external customers	$323.0	$255.3	$131.3	$375.1	$73.6	$1,158.3
Segment gross profit	$126.9	$93.2	$70.4	$163.4	$(3.4)	$450.5
Segment operating income (loss)	$59.1	$41.2	$37.1	$109.2	$(5.5)	$241.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Gross profit for reportable segments	$230.3	$159.4	$592.7	$450.5
Unallocated amounts:
Other unallocated manufacturing costs	(8.7)	(3.8)	(32.9)	(12.3)

Gross profit	$221.6	$155.6	$559.8	$438.2

Operating income for reportable segments	$95.8	$88.3	$241.3	$241.1
Unallocated amounts:
Restructuring, asset impairments and other, net	(2.5)	(2.0)	(22.4)	(2.0)
Other unallocated manufacturing costs	(8.7)	(3.8)	(32.9)	(12.3)
Other unallocated operating expenses	(11.0)	(9.3)	(48.2)	(19.4)

Operating income	$73.6	$73.2	$137.8	$207.4

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	September 26, 2008	September 28, 2007
United States	$110.2	$90.3
The Other Americas	0.4	0.8
United Kingdom	59.0	57.4
Belgium	50.7	—
China	242.4	179.6
Singapore	44.5	38.4
The Other Asia/Pacific	74.3	36.4

	$581.5	$402.9

	Nine Months Ended
	September 26, 2008	September 28, 2007
United States	$347.9	$284.3
The Other Americas	1.6	2.1
United Kingdom	172.9	172.1
Belgium	118.7	—
China	612.0	474.5
Singapore	121.6	111.3
The Other Asia/Pacific	191.4	114.0

	$1,566.1	$1,158.3

Property, plant and equipment by geographic location is summarized as follows (in millions):

	September 26, 2008	December 31, 2007
China	$121.6	$118.1
United States	191.6	161.0
Belgium	49.0	—
Europe	109.9	117.6
Malaysia	109.8	97.5
Japan	66.5	66.4
The Other Asia/Pacific	100.4	52.2
The Other Americas	3.7	2.1

	$752.5	$614.9

For the quarter and nine months ended September 26, 2008, the Company had one customer that accounted for 11% and 10% of the Company’s total revenues, respectively. For the quarter and nine months ended September 28, 2007, the Company had one customer that accounted for 10% and 11% of the Company’s total revenues, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 12, 2008 and our unaudited consolidated financial statements for the fiscal quarter and nine months ended September 26, 2008 included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q.

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 5.2% during 2008 through 2011. These are not our projections and may not be indicative of actual results.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 46,100 products and we shipped approximately 25.8 billion units in the first nine months of 2008 as compared to approximately 23.8 billion units in the first nine months of 2007. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

On March 17, 2008, we completed the purchase of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), whereby AMIS became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of our common stock. The aggregate purchase price was approximately $939.7 million, which includes common stock, RSUs, options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will enhance shareholder value by (1) accelerating our transformation from a discrete supplier to a key supplier with scale, (2) strengthening our end-market presence, facilitating our entry into new markets and deepening customer relationships, (3) obtaining significant scale and cash flow generation, and (4) achieving cost savings by leveraging our operational excellence and accelerating the ramp of activity in our Gresham, Oregon wafer fabrication facility.

On October 10, 2008, we completed the purchase of Catalyst Semiconductor, Inc. (“Catalyst”), a Delaware corporation whereby Catalyst became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of our common stock, totaling approximately 10.9 million. The estimated value of the merger consideration was approximately $97.2 million when the merger was announced on July 17, 2008. Because the merger closed subsequent to the close of our fiscal quarter, September 26, 2008, the results of operations for Catalyst are excluded from the Company’s results of operations for the quarter and nine months ended September 26, 2008.

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

Standard Logic

We have over 580 direct customers worldwide, and we also service approximately 240 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlett-Packard, Hella, Schneider, GE, Samsung, Continental Automotive Systems, Siemens, Honeywell, Apple, Dell, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Slovakia, the Czech Republic, Korea, Belgium, Canada, Germany, Bulgaria, Ireland and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia. In the first quarter of 2007, we announced the planned closing of one of our Arizona manufacturing facilities for cost savings purposes. The wafer manufacturing that takes place at this facility is being transferred to our off-shore, low-cost manufacturing facilities. We continue to market the wafer fabrication facility and associated land as well as additional unused portions of our property at our corporate headquarters in Arizona and plan to use some of the proceeds for the sale to upgrade portions of our corporate headquarters. During the second quarter of 2007, we entered into an agreement to sell three parcels of land totaling approximately 22 acres for approximately $9.5 million subject to various conditions and certain adjustments. If the sale is completed, at the originally contracted price, we expect to record gains totaling approximately $8.2 million over the next three to four quarters. The remaining unused property and buildings are currently being marketed for sale or lease. We will maintain our headquarters offices and remaining manufacturing facilities on the portions of the property that are not for sale.

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

See Part II, Item 1A. “Risk Factors” for the possible adverse affect on our industry, business and results of operations due to the current poor economic conditions and credit markets.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 171 new product families in 2007 and an additional 184 new product families for the nine months ended September 26, 2008. Our new product development efforts continue to be focused on building solutions in power management and customer specific applications that appeal to leading customers in focused market segments and across multiple high growth applications. In light of the acquisition of the Gresham, Oregon wafer fabrication facility, we are increasing our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure. During the first quarter of 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that takes place at this facility is being transferred to our off-shore low cost manufacturing facilities, and we expect this transfer to be completed by the end of 2008. After we have completed the transfer to our other facilities, we plan to exit the wafer fabrication facility at our Phoenix, Arizona location, which is currently under agreement to be sold. It is anticipated that approximately 85 employees will be terminated as a result of this consolidation effort, in addition to approximately 30 positions that will be eliminated through normal attrition. We expect the full annual cost savings from this consolidation to be between $7.0 million to $9.0 million beginning in the fourth quarter of 2008.

Also in connection with this activity, during the third quarter of 2007, we announced reductions in factory support functions at our Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 62 positions. We expect the full annual cost savings from this announcement to be approximately $5.9 million beginning in the fourth quarter of 2008.

Also in connection with this activity, during the second quarter of 2008, we began the process of closing our wafer fabrication facility in Piestany, Slovakia which resulted in the elimination of approximately 430 positions. We expect full annual savings from this announcement to be approximately $12.0 million to $16.0 million annually beginning in the fourth quarter of 2009.

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

Outlook

Based upon product booking trends, backlog levels, manufacturing services revenues and estimated turns levels, we anticipate that total revenues will be approximately $500 million to $550 million in the fourth quarter of 2008. Backlog levels at the beginning of the fourth quarter of 2008 were down from backlog levels at the beginning of the third quarter of 2008 and represent over 95 percent of our anticipated fourth quarter 2008 revenues. We expect that average selling prices for the fourth quarter of 2008 will be down approximately 2% from the third quarter of 2008. We expect cash capital expenditures of approximately $30 million in the fourth quarter of 2008 and total cash capital expenditures for 2008 of approximately $105 million.

For the fourth quarter of 2008, we expect gross profit as a percentage of revenue to be approximately 37% to 38%. For the fourth quarter of 2008 we also expect total operating expenses of approximately $160 million to $164 million, with selling and marketing and general and administrative expenses at approximately 13% to 14% of revenues, and research and development expenses at approximately 13% of revenues. Our operating expenses include in-process research and development associated with the Catalyst acquisition, the amortization of acquisition-related intangible assets, restructuring, asset impairments and other charges, which are expected to total approximately 6% of revenues during the fourth quarter of 2008.

We anticipate that net interest expense and other expenses will be approximately $10 million to $11 million for the fourth quarter of 2008 and we expect cash payments of income taxes to be approximately $2.5 million to $3.5 million. We also expect stock compensation expense of approximately $9 million to $10 million in the fourth quarter of 2008. Our current fully diluted share count is approximately 415 million shares based on recent share prices.

Results of Operations

Quarter Ended September 26, 2008 Compared to Quarter Ended September 28, 2007

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended September 26, 2008 and September 28, 2007. The amounts in the following table are in millions:

	Quarter Ended
	September 26, 2008	September 28, 2007	Dollar Change
Revenues	$581.5	$402.9	$178.6
Cost of revenues	359.9	247.3	112.6

Gross profit	221.6	155.6	66.0

Operating expenses:
Research and development	67.2	34.4	32.8
Selling and marketing	37.3	24.4	12.9
General and administrative	34.2	21.6	12.6
Amortization of acquisition-related intangible assets	6.8	—	6.8
Restructuring, asset impairments and other net	2.5	2.0	0.5

Total operating expenses	148.0	82.4	65.6

Operating income	73.6	73.2	0.4

Other income (expenses):
Interest expense	(9.7)	(9.6)	(0.1)
Interest income	1.7	3.1	(1.4)
Other	0.5	0.2	0.3

Other income (expenses), net	(7.5)	(6.3)	(1.2)

Income before income taxes and minority interests	66.1	66.9	(0.8)
Income tax provision	(4.5)	(2.4)	(2.1)
Minority interests	(0.4)	(0.7)	0.3

Net income	$61.2	$63.8	$(2.6)

Revenues

Revenues were $581.5 million and $402.9 million during the quarters ended September 26, 2008 and September 28, 2007, respectively. The increase from the third quarter of 2007 to the third quarter of 2008 was primarily due to revenues from our March 2008 acquisition of AMIS and our December 2007 acquisition of the voltage regulation and thermal monitoring products for our computing application business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”), partially offset by a reduction in average selling prices of approximately 7.0%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended September 26, 2008	As a % Revenue	Quarter Ended September 28, 2007	As a % Revenue	Dollar Change	% Change
Automotive and Power Regulation	$113.8	19.6%	$113.1	28.1%	$0.7	0.6%
Computing Products	119.5	20.6%	93.8	23.3%	25.7	27.4%
Digital and Consumer Products	54.4	9.4%	46.2	11.5%	8.2	17.7%
Standard Products	128.1	22.0%	128.0	31.8%	0.1	0.1%
Custom and Foundry Product Group	165.7	28.5%	21.8	5.4%	143.9	660.1%

Total revenues	$581.5		$402.9		$178.6

Revenues from automotive and power regulation increased $0.7 million, or 0.6%, in the third quarter of 2008 as compared to the third quarter of 2007. The increase is attributed to an increase in revenues from rectifier products, partially offset by decreases in revenues from DC to DC conversion, LDO and voltage regulators, AC to DC conversion, analog automotive, and auto power products.

Revenues from computing products increased $25.7 million, or 27.4%, in the third quarter of 2008 as compared to the third quarter of 2007. The increase is attributed to an increase in revenues from base power switching products and also from the PTC Business acquisition of ADI and signal and interface products, partially offset by decreases in revenues from low and medium voltage MOSFET.

Revenues from digital and consumer products increased $8.2 million, or 17.7%, in the third quarter of 2008 as compared to the third quarter of 2007. The increase is attributed to an increase in revenues from filters, low voltage and analog switch products.

Revenues from standard products remained relatively unchanged in the third quarter of 2008 as compared to the third quarter of 2007.

Revenues from custom and foundry product group increased by $143.9 million, or 660.1% in the third quarter of 2008 as compared to the third quarter of 2007. The increase is attributable to revenues from the acquisition of the AMIS business, partially offset by a decline in activity pursuant to the LSI wafer supply agreement.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended September 26, 2008	As a % Revenue	Quarter Ended September 28, 2007	As a % Revenue
Americas	$110.6	19%	$91.1	23%
Asia/Pacfic	361.2	62%	254.4	63%
Europe	109.7	19%	57.4	14%

Total	$581.5	100%	$402.9	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended September 26, 2008, we had one customer that accounted for 11% our total revenues. For the quarter ended September 28, 2007, we had one customer that accounted for 10% of our total revenues.

Gross Profit

Our gross profit was $221.6 million in the third quarter of 2008 compared to $155.6 million in the third quarter of 2007. As a percentage of revenues, our gross profit was 38.1% in the third quarter of 2008 as compared to 38.6% in the third quarter of 2007. Gross profit as a percentage of revenue decreased during the third quarter of 2008 as compared to the third quarter of 2007 primarily due to the sale of inventory that was written up to fair value in connection with the acquisitions of AMIS, which had a $15.3 million impact, as well as the decrease in average selling prices, partially offset by cost reduction activities. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Quarter Ended September 26, 2008	As a % Net Revenue	Quarter Ended September 28, 2007	As a % Net Revenue	Dollar Change	% Change
Automotive & Power Regulation	$40.6	7.0%	$45.1	11.2%	$(4.5)	-10.0%
Computing Products	45.3	7.8%	32.4	8.0%	12.9	39.8%
Digital & Consumer Products	27.8	4.8%	25.8	6.4%	2.0	7.8%
Standard Products	50.9	8.8%	55.6	13.8%	(4.7)	-8.5%
Custom and Foundry Product Group	65.7	11.3%	0.5	0.1%	65.2

Gross profit by segment	230.3		159.4		$70.9

Unallocated Manufacturing	(8.7)	-1.5%	(3.8)	-0.9%

Total gross profit	$221.6	38.1%	$155.6	38.6%

Gross profit from automotive and power regulation decreased $4.5 million, or 10.0%, in the third quarter of 2008 as compared to the third quarter of 2007. The decrease is attributed to decreases in gross profit from AC to DC conversion, DC to DC conversion, analog automotive and LDO and voltage regulator products, partially offset by increases in gross profit from rectifier products.

Gross profit from computing products increased $12.9 million, or 39.8%, in the third quarter of 2008 as compared to the third quarter of 2007. The increase is attributed to increases in gross profit from power base switching products and also from the PTC Business acquisition from ADI and signal and interface products, partially offset by decreases in gross profit from low and medium voltage MOSFET.

Gross profit from digital and consumer products increased $2.0 million, or 7.8%, in the third quarter of 2008 as compared to the third quarter of 2007. The increase is attributed to increases in gross profit from filters and low voltage products.

Gross profit from standard products decreased $4.7 million, or 8.5%, in the third quarter of 2008 as compared to the third quarter of 2007. The decrease is attributed to decreases in gross profit from small signal, high frequency, zener, thyristor, standard logic and bipolar products, partially offset by increases in gross profit from protection products.

Gross profit from custom and foundry product group increased $65.2 million, in the third quarter of 2008 as compared to the third quarter of 2007. The increase is attributed to gross profit from the 2008 acquisition of the AMIS business, partially offset by $15.3 million expense related to a step up in the inventory valuation as of the acquisition date and decreases in gross profit pursuant to the LSI wafer supply agreement.

Operating Expenses

Research and development expenses were $67.2 million in the third quarter of 2008 compared to $34.4 million in the third quarter of 2007, representing an increase of $32.8 million, or 95.3%. Research and development expenses represented 11.6% and 8.5% of revenues in the third quarter of 2008 and the third quarter of 2007, respectively. The increase in research and development expenses was attributable to increased expense associated with the acquisition of AMIS and the PTC Business from ADI combined with an increase in stock compensation and legal costs.

Selling and marketing expenses were $37.3 million in the third quarter of 2008 compared to $24.4 million in the third quarter of 2007, representing an increase of $12.9 million, or 52.9%. Selling and marketing expenses represented 6.4% and 6.1% of revenues in the third quarter of 2008 and the third quarter of 2007, respectively. The increase in selling and marketing expense is primarily attributed to selling and marketing activities as a result of the acquisition of AMIS combined with higher stock compensation expense and increased activity at solution engineering centers in North America and Asia.

General and administrative expenses were $34.2 million in the third quarter of 2008 compared to $21.6 million in the third quarter of 2007, representing an increase of $12.6 million, or 58.3%. General and administrative expenses represented 5.9% and 5.4% of revenues in the third quarter of 2008 and the third quarter of 2007, respectively. The increase in general and administrative expense is primarily attributed to increased stock compensation expense and general and administrative expense associated with the AMIS integration.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $2.5 million in the third quarter of 2008 compared to $2.0 million in the third quarter of 2007.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies in part, for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During the quarter ended September 26, 2008, we recorded employee separation charges of $1.1 million and exit costs of $0.6 million related to the 2008 acquisition of AMIS. The employee separation charges of $1.1 million include $0.8 million for termination benefits for 24 AMIS employees which is being recognized ratably from the acquisition date to their termination date. We expect to record an additional $0.2 million through the end of the fourth quarter of 2008. Additionally, we recorded $0.3 million for severance benefits for 3 employees who were our employees prior to acquisition. The exit costs of $0.6 million were for charges incurred to clean up and exit an AMIS fabrication facility.

In May 2008, we announced the planned shutdown of manufacturing facilities in Piestany, Slovakia. During the quarter ended September 26, 2008, we recorded $0.8 million of termination benefits for approximately 430 employees which is being recognized ratably from the date of announcement to the employees’ termination dates.

Operating Income

Information about operating income from our reportable segments for the quarters ended September 26, 2008 and September 28, 2007 is as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Quarter ended September 26, 2008:
Segment operating income	$16.8	$19.0	$16.0	$32.3	$11.7	$95.8
Quarter ended September 28, 2007:
Segment operating income	$22.2	$14.2	$14.7	$37.0	$0.2	$88.3

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	September 26, 2008	September 28, 2007
Operating income for reportable segments	$95.8	$88.3
Unallocated amounts:
Restructuring, asset impairments and other, net	(2.5)	(2.0)
Other unallocated manufacturing costs	(8.7)	(3.8)
Other unallocated operating expenses	(11.0)	(9.3)

Operating income	$73.6	$73.2

Interest Expense and Other

Interest expense increased $0.1 million to $9.7 million in the third quarter of 2008 compared to $9.6 million in the third quarter of 2007. Our average month-end long-term debt balance (including current maturities) in the third quarter of 2008 was $1,211.8 million with a weighted average interest rate of 3.2% compared to $1,141.4 million and a weighted average interest rate of 3.4% in the third quarter of 2007. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Provision for Income Taxes

Provision for income taxes was $4.5 million in the third quarter of 2008 compared to $2.4 million in the third quarter of 2007. The provision for the third quarter of 2008 included $3.8 million for income and withholding taxes of certain of our foreign operations and $0.7 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. The provision for the third quarter of 2007 included $2.3 million charge for income and withholding taxes of certain of our foreign operations and $0.4 million of interest on reserves for potential liabilities in foreign taxing jurisdictions, offset by the reversal of $1.2 million of previously accrued income taxes for anticipated audit issues.

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended September 26, 2008 and September 28, 2007. The amounts in the following table are in millions:

	Nine Months Ended		Dollar Change
	September 26, 2008	September 28, 2007
Revenues	$1,566.1	$1,158.3	$407.8
Cost of revenues	1,006.3	720.1	286.2

Gross profit	559.8	438.2	121.6

Operating expenses:
Research and development	175.0	97.6	77.4
Selling and marketing	101.0	70.6	30.4
General and administrative	89.9	60.6	29.3
In-process research and development	17.7	—	17.7
Amortization of acquisition-related intangible assets	15.9	—	15.9
Restructuring, asset impairments and other net	22.5	2.0	20.5

Total operating expenses	422.0	230.8	191.2

Operating income	137.8	207.4	(69.6)

Other income (expenses):
Interest expense	(28.6)	(28.7)	0.1
Interest income	5.5	8.8	(3.3)
Other	(0.2)	(0.3)	0.1
Loss on debt prepayment	—	(0.1)	0.1
Other income (expenses), net	(23.3)	(20.3)	(3.0)

Income before income taxes and minority interests	114.5	187.1	(72.6)

Income tax benefit (provision)	11.5	(4.4)	15.9
Minority interests	0.6	(1.6)	2.2

Net income	$126.6	$181.1	$(54.5)

Revenues

Revenues were $1,566.1 million and $1,158.3 million for the nine months ended September 26, 2008 and September 28, 2007, respectively. The increase from the first nine months of 2007 to the first nine months of 2008 was primarily due to revenues from the AMIS acquisition and ADI’s PTC Business acquisition, partially offset by a reduction in average selling prices of approximately 7%. The revenues by reportable segment were as follows (dollars in millions):

	Nine Months Ended September 26, 2008	As a % Revenue	Nine Months Ended September 28, 2007	As a % Revenue	Dollar Change	% Change
Automotive and Power Regulation	$333.9	21.3%	$323.0	27.9%	$10.9	3.4%
Computing Products	334.9	21.4%	255.3	22.0%	79.6	31.2%
Digital and Consumer Products	140.1	8.9%	131.3	11.3%	8.8	6.7%
Standard Products	375.2	24.0%	375.1	32.4%	0.1	0.0%
Custom and Foundry Product Group	382.0	24.4%	73.6	6.4%	308.4	419.0%

Total revenues	$1,566.1		$1,158.3		$407.8

Revenues from automotive and power regulation increased $10.9 million, or 3.4% in the first nine months of 2008 as compared to the first nine months of 2007. The increase is attributable to an increase in revenues from rectifier, AC to DC conversion and auto power products, partially offset by decreases in revenues from LDO and voltage regulators, analog automotive, and DC to DC conversion products.

Revenues from computing products increased $79.6 million, or 31.2%, in the first nine months of 2008 as compared to the first nine months of 2007. The increase is attributed to an increase in revenues from the base power switching products and also from the PTC Business acquisition from ADI, low and medium voltage MOSFET, and signal and interface products.

Revenues from digital and consumer products increased $8.8 million, or 6.7% in the first nine months of 2008 as compared to the first nine months of 2007. The increase is attributable to an increase in revenues from low voltage and filter products.

Revenues from standard products remained flat in the first nine months of 2008 as compared to the first nine months of 2007. This is attributed to increased revenues from protection, small signal, zener, and standard logic products products, offset by reduced revenues in high frequency, thyristor, and bipolar power products.

Revenues from custom and foundry product group increased by $308.4 million, or 419.0%, in the first nine months of 2008 as compared to the first nine months of 2007. The increase is attributable to revenues from the acquisition of the AMIS business, partially offset by a decline in activity pursuant to the LSI wafer supply agreement.

Revenues by geographic area as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 26, 2008	As a % Revenue	Nine Months Ended September 28, 2007	As a % Revenue
Americas	$349.5	22%	$286.4	25%
Asia/Pacfic	925.0	59%	699.8	60%
Europe	291.6	19%	172.1	15%

Total	$1,566.1	100%	$1,158.3	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the nine months ended September 26, 2008, we had one customer that accounted for 10% of our total revenues. For the nine months ended September 28, 2007, we had one customer that accounted for 11% of our total revenues.

Gross Profit

Our gross profit was $559.8 million in the first nine months of 2008 compared to $438.2 million in the first nine months of 2007. As a percentage of revenues, our gross profit was 35.7% in the first nine months of 2008 as compared to 37.8% in the first nine months of 2007. Gross profit as a percentage of revenue decreased during the first nine months of 2008 as compared to the first nine months of 2007 primarily due to the sale of inventory that was written up to fair value in connection with the acquisitions of AMIS and the PTC Business from ADI, which had a 2.1% impact, as well as the decrease in average selling prices, partially offset by cost reduction activities. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Nine Months Ended September 26, 2008	As a % Net Revenue	Nine Months Ended September 28, 2007	As a % Net Revenue	Dollar Change	% Change
Automotive & Power Regulation	$126.7	8.1%	$126.9	11.0%	$(0.2)	-0.2%
Computing Products	128.1	8.2%	93.2	8.0%	34.9	37.4%
Digital & Consumer Products	75.3	4.8%	70.4	6.1%	4.9	7.0%
Standard Products	154.0	9.8%	163.4	14.1%	(9.4)	-5.8%
Custom and Foundry Product Group	108.6	6.9%	(3.4)	-0.3%	112.0

Gross profit by segment	592.7		450.5		$142.2

Unallocated Manufacturing	(32.9)	-2.1%	(12.3)	-1.1%

Total gross profit	$559.8	35.7%	$438.2	37.8%

Gross profit from automotive and power regulation decreased $0.2 million, or 0.2%, in the first nine months of 2008 as compared to the first nine months of 2007. The decrease is attributed to decreases in gross profit from DC to DC conversion, analog automotive, and LDO and voltage regulator products, partially offset by increases in rectifier, AC to DC conversion and auto power products.

Gross profit from computing products increased $34.9 million, or 37.4%, in the first nine months of 2008 as compared to the first nine months of 2007. The increase is attributed to increases in gross profit from the base power switching products and also from the PTC Business acquisition from ADI, signal and interface and low and medium voltage MOSFET products.

Gross profit from digital and consumer products increased $4.9 million, or 7.0%, in the first nine months of 2008 as compared to the first nine months of 2007. The increase is attributed to increases in gross profit from low voltage and filter products, partially offset by decreases in gross profit from analog switches.

Gross profit from standard products decreased $9.4 million, or 5.8%, in the first nine months of 2008 as compared to the first nine months of 2007. The decrease is attributed to decreases in gross profit from high frequency, small signal and thyristor products, partially offset by increases in gross profit from protection, bipolar power products and standard logic products.

Gross profit from custom and foundry product group increased $112.0 million, in the first nine months of 2008 as compared to the first nine months of 2007. The increase is attributed to gross profit from the acquisition of the AMIS business partially offset by a $60.3 million expense related to a step up in the inventory valuation as of the acquisition date and decreases in gross profit pursuant to the LSI wafer supply agreement.

Operating Expenses

Research and development expenses were $175.0 million in the first nine months of 2008 compared to $97.6 million in the first nine months of 2007, representing an increase of $77.4 million, or 79.3%. Research and development expenses represented 11.2% and 8.4% of revenues in the first nine months of 2008 and the first nine months of 2007, respectively. The increase in research and development expenses was attributable to increased expense associated with on-going research and development activities as a result of the acquisition of AMIS and the PTC Business from ADI, the development of new process technologies in our Gresham fabrication facility, combined with the effects of foreign currency on wages.

Selling and marketing expenses were $101.0 million in the first nine months of 2008 compared to $70.6 million the first nine months of 2007, representing an increase of $30.4 million, or 43.1%. Selling and marketing expenses represented 6.4% and 6.1% of revenues in the first nine months of 2008 and the first nine months of 2007, respectively. The increase in selling and marketing expense is primarily attributed to selling and marketing activities as a result of the acquisition of AMIS combined with increased activity at solution engineering centers in North America and Asia combined with the expansion of our sales, and marketing presence in China and the effects of foreign currency on wages.

General and administrative expenses were $89.9 million in the first nine months of 2008 compared to $60.6 million in the first nine months of 2007, representing an increase of $29.3 million, or 48.3%. General and administrative expenses represented 5.7% and 5.2% of revenues in the first nine months of 2008 and the first nine months of 2007, respectively. The increase in general and administrative expense is primarily attributed to increased stock compensation expense and general and administrative expense associated with the result of the acquisition of AMIS, increased costs associated with AMIS integration activities, combined with the effects of foreign currency on wages, partially offset by decreased employee performance bonuses.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $22.5 million in the first nine months of 2008 compared to $2.0 million in the first nine months of 2007.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During September 2008, we recorded cumulative employee separation charges of $6.5 million and exit costs of $2.6 million related to the 2008 acquisition of AMIS. The employee separation charges of $6.5 million include $0.3 million for severance benefits of 77 individuals of whom 19 were our employees prior to the acquisition and $5.0 million for severance benefits of 24 individuals who were employees of AMIS prior to the acquisition but are required to render services until their termination date to receive severance benefits. The termination benefits for the 24 AMIS employees are being recognized ratably from the acquisition date to their termination date. We expect to record an additional $0.2 million through the end of the fourth quarter of 2008. Additionally, we recorded severance benefits of $1.2 million for 61 employees who were our employees prior to the acquisition. The exit costs of $2.6 million were for charges incurred to terminate software licenses under certain lease agreements with external suppliers found to be duplicative between us and AMIS.

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

In June 2008, we recorded $9.8 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. The $9.8 million of asset impairments include $7.9 million associated with the May 2008 announced shutdown of manufacturing facilities in Peistany, Slovakia. The announcement triggered an impairment analysis of the carrying value of the related asset group. We measured the amount of this asset impairment by comparing the carrying value of the respective assets to their related estimated fair values. We estimated future net cash flows for the period of continuing manufacturing activities and eventual disposition of the assets using price, volume, cost and salvage value assumptions that we considered reasonable in the circumstance. The impairment charge was recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The remaining $1.9 million of asset impairments was for excess machinery and equipment abandoned by the Company as a result of the acquisition of AMIS. Additionally, during the fiscal quarter ended September 26, 2008, we recorded severance payments totaling $0.8 million for 430 employees, which are being recognized ratably from the date of announcement to their termination date.

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

Operating Income

Information about operating income from our reportable segments for the nine months ended September 26, 2008 and September 28, 2007 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Nine months ended September 26, 2008:
Segment operating income (loss)	$57.6	$55.3	$39.7	$98.6	$(9.9)	$241.3
Nine months ended September 28, 2007:
Segment operating income (loss)	$59.1	$41.2	$37.1	$109.2	$(5.5)	$241.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Nine Months Ended
	September 26, 2008	September 28, 2007
Operating income for reportable segments	$241.3	$241.1
Unallocated amounts:
Restructuring, asset impairments and other, net	(22.5)	(2.0)
Other unallocated manufacturing costs	(32.9)	(12.3)
Other unallocated operating expenses	(48.1)	(19.4)

Operating income	$137.8	$207.4

Interest Expense and Other

Interest expense decreased to $28.6 million in the first nine months of 2008 from $28.7 million in the first nine months of 2007. Our average month-end long-term debt balance (including current maturities) in the first nine months of 2008 was $1,205.9 million with a weighted average interest rate of 3.2% compared to $1,150.9 million and a weighted average interest rate of 3.3% in the first nine months of 2007. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Provision for Income Taxes

Provision (benefit) for income taxes was ($11.5) million in the first nine months of 2008 compared to $4.4 million in the first nine months of 2007. The provision for the first nine months of 2008 included $6.9 million for income and withholding taxes of certain of our foreign operations and $1.8 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, offset by a tax benefit of $6.3 million recorded for one of our foreign subsidiaries, as well as the reversal of $13.9 million of previously accrued income taxes for uncertain tax positions for which the statute has lapsed. The provision for the first nine months of 2007 included $6.1 million charge for income and withholding taxes of certain of our foreign operations and $1.4 million of interest on reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $3.1 million of previously accrued income taxes for anticipated audit issues.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligation, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at September 26, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Standby letter of credit	$0.9	$—	$0.9	$—	$—	$—	$—
Bank guarantees	12.5	0.4	5.1	—	0.2	—	6.8

Total Commercial commitments	$13.4	$0.4	$6.0	$—	$0.2	$—	$6.8

	Payments Due by Period
Contractual obligations	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Long-term debt, including current-portion	$1,220.8	$10.5	$94.4	$294.8	$31.3	$129.4	$660.4
Operating leases (1)(2)	88.0	6.1	21.9	16.4	13.1	10.4	20.1
Other long-term obligations—underfunded pension plans	14.9	2.9	3.0	3.0	3.0	3.0
Purchase obligations (1):
Capital purchase obligations	21.2	13.2	3.9	1.2	1.3	1.3	0.3
Foundry and inventory purchase obligations	75.8	67.1	3.3	2.7	1.2	1.4	0.1
Mainframe support	0.7	—	0.7	—	—	—	—
Information technology and communication services	36.8	2.8	9.9	11.1	8.8	3.9	0.3
Other	30.4	6.4	10.9	7.2	2.7	2.6	0.6

Total contractual obligations	$1,488.6	$109.0	$148.0	$336.4	$61.4	$152.0	$681.8

(1)	These represent our off-balance sheet arrangements.
(2)	Includes the interest portion of payments for capital lease obligations.

Our long-term debt includes approximately $172.8 million outstanding under senior bank facilities, approximately $260.0 million of zero coupon convertible senior subordinated notes due 2024, approximately $95.0 million of 1.875% convertible senior subordinated notes due 2025, approximately $484.0 million of 2.625% convertible senior subordinated notes due 2026, approximately $11.4 million outstanding under notes payable to two Japanese banks, approximately $44.7 million outstanding under loan facilities with two Chinese banks, approximately $42.1 million outstanding loans with three Philippine banks, approximately $15.8 million outstanding secured financing with a Belgian bank, approximately $0.5 million note payable to the Sate of Oregon and approximately $94.5 million of capital lease obligations. (See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

In the normal course of our business, we enter into various operating leases for equipment including our mainframe computer system, communications, foundry equipment and service agreements relating to this equipment.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our unaudited consolidated balance sheet for our foreign pension plans. (See Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our balance of cash and cash equivalents was $417.9 million at September 26, 2008 and our cash flow from operations for the three months ended September 26, 2008 was $133.8 million. We believe that our cash flows from operations, coupled with existing cash and cash equivalents, will be adequate to fund our contractual obligations and other operating and capital needs through at least September 26, 2009. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $0.9 million were outstanding under the revolving facility at September 26, 2008. One of our foreign exchange hedging agreements has a provision for termination if at any time the amount available under our revolving facility is less than $2.5 million. A bank guarantee of $5.0 million was outstanding under a non-reusable commitment credit with a Belgian bank as of September 26, 2008. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but has not done so as of September 26, 2008.

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

In connection with the acquisition of LSI’s Gresham, Oregon wafer fabrication facility and ADI’s PTC Business, we entered into various agreements with LSI and ADI, respectively. Pursuant to certain of these agreements, we agreed to indemnify LSI and ADI, respectively, for certain claims or occurrences, limited in most instances by time and/or monetary amounts.

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

See Note 9: “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements, Part II, Item 1 “Legal Proceedings” of this Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our annual report on Form 10-K for the fiscal year ending December 31, 2007 for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

We believe that the key factors that could affect our internal and external sources of cash include:

•

factors that affect our results of operations and cash flows, including changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our productivity and our ability to make the research and development expenditures required to remain competitive in our business; and

•

factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, our ability to maintain compliance with financial covenants under our existing credit facilities and other limitations imposed by our credit facilities or arising from our substantial leverage or arising out of the sudden reduction in the general availability of lending from banks or the related increase in cost to obtain debt financing.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. The United States and global credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through September 26, 2009. To the extent that results or events differ from our financial projections or business plans or our existing facilities become suddenly unavailable to us as a result of the shrinking lending markets for reasons outside of our control, our liquidity may be materially and adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

As discussed in Note 6: “Long-Term Debt” to our unaudited consolidated financial statements included elsewhere in this report, our debt covenants require us to stay within certain leverage ratios based on the consolidated earnings (net income) before interest expense, interest income, provisions for income taxes, depreciation and amortization expense for the last four quarters. “Consolidated EBITDA”, as defined under the documents for our senior bank facilities totaled approximately $476.2 million for the four consecutive fiscal quarters ended September 26, 2008.

If we were not in compliance with the covenants contained in our senior bank facilities, the holders of our senior bank facilities could cause all outstanding amounts, which were $172.8 million as of September 26, 2008, to be due and payable immediately. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of September 26, 2008, approximately $907.6 million remained outstanding under other debt that may be accelerated based on this covenant.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $467.0 million at September 26, 2008. Our working capital, excluding cash, was $49.1 million at September 26, 2008, and has fluctuated between $(1.2) million and $69.2 million over the last eight quarter-ends.

The components of our working capital at September 26, 2008 and December 31, 2007 are set forth below (in millions), followed by explanations for changes between December 31, 2007 and September 26, 2008 for cash and cash equivalents and any other changes greater than $5 million:

	September 26, 2008	December 31, 2007	Change
Current Assets
Cash and cash equivalents	$417.9	$274.6	$143.3
Receivables, net	279.3	175.2	104.1
Inventories, net	309.4	220.5	88.9
Other current assets	65.8	68.3	(2.5)
Deferred income taxes	4.0	6.7	(2.7)

Total current assets	1,076.4	745.3	331.1

Current Liabilities
Accounts payable	218.7	163.5	55.2
Accrued expenses	179.1	101.3	77.8
Income taxes payable	6.8	3.5	3.3
Accrued interest	6.8	1.4	5.4
Deferred income on sales to distributors	128.6	120.4	8.2
Current portion of long-term debt	69.4	30.8	38.6

Total current liabilities	609.4	420.9	188.5

Net working capital	$467.0	$324.4	$142.6

The increase of $143.3 million in cash and cash equivalents is primarily due to $312.6 million in cash provided by operating activities, $125.2 million in cash provided by investing activities, which includes $172.7 million of cash acquired as part of the AMIS acquisition, partially offset by $291.3 million in cash used in financing activities.

The increase of $104.1 million in receivables, net is primarily due to receivables from the acquisition of AMIS.

The increase of $88.9 million in inventory is the result of raw materials, work in process and finished goods inventory obtained from the acquisition of AMIS.

The increase of $55.2 million in accounts payable is the result of liabilities assumed from the acquisition of AMIS and from liabilities for new capital equipment received during the first quarter that had not been paid by September 26, 2008.

The increase of $77.8 million in accrued expenses was primarily attributable to the liabilities assumed from the acquisition of AMIS, increases in sales related reserves and increased expenses incurred for professional fees associated with the acquisition of AMIS.

The increase of $5.4 million in accrued interest is associated with the timing of interest payments on our convertible debt and senior bank facilities.

The increase of $38.6 million in the current portion of long-term debt was due primarily to obligations under the new Philippine, Belgian and Japanese loans, maturing Chinese loan and additional capital lease obligations.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $74.9 million during the first nine months of 2008 compared to $110.4 million during the first nine months of 2007. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2008 Financing Events

September 2008 Philippine Loan

In September 2008, one of our Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of approximately $7.0 million as of September 26, 2008, bears interest payable quarterly based on 3-month LIBOR plus 1.25% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance to be repaid at maturity.

August 2008 Philippine Loan

In August 2008, one of our Philippine subsidiaries entered into a five-year promissory note with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of approximately $12.5 million as of September 26, 2008, bears interest payable quarterly based on 3-month LIBOR plus 0.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen quarterly installments with the balance to be repaid at maturity.

June 2008 Belgian Loan

In June 2008, one of our European subsidiaries, entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which had a balance of approximately $15.8 million as of September 26, 2008, (based on the euro-to-dollar exchange rate in effect at that date), bears interest at the European Overnight Index Average (“EONIA”) +0.4%, with interest payable daily. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The term of the agreement is six months, which automatically extends and can be cancelled thereafter by a 90 day written notification.

April 2008 Japanese Loan

In April 2008, one of our Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of approximately $4.7 million at September 26, 2008 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 1.875%, with interest payable quarterly.

March 2008 Short-Term Bridge Loan

As part of the AMIS acquisition in March 2008, we assumed the obligations under a short-term bridge loan entered into by our Belgian subsidiary. The bridge loan was with a Belgian bank for approximately $15.8 million originally due May 31, 2008 and extended until July 31, 2008 with the proceeds to be used to finance capital expenditures and other general corporate purposes. The loan interest was paid weekly based on the one week EURO Interbank Offered Rate (“Euribor”) plus 0.5%. In June 2008, the Short-Term Bridge Loan was repaid with the proceeds from the June 2008 Belgian loan.

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

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of September 26, 2008 and December 31, 2007 (dollars in millions):

	September 26, 2008	December 31, 2007
Senior Bank Facilities:
Term Loan, interest payable monthly and quarterly at 5.4538% and 6.5800%, respectively	$172.8	$173.7
Revolver	—	—

	172.8	173.7
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	260.0	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (1)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (1)	484.0	484.0
2.25% Note payable to Japanese bank due 2008 through 2010, interest payable semi-annually	6.7	9.6
Loan with Philippine banks due 2008 through 2012, interest payable quarterly at 3.7881% and 6.2475%, respectively	22.6	25.0
Loan with Chinese bank due 2009, interest payable quarterly at 4.4100% and 6.1100%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 4.4100% and 6.1100%, respectively	6.0	6.0
Loan with Chinese bank due 2008 through 2013, interest payable semi-annually at 4.4150% and 6.0488%, respectively.	7.3	8.2
Loan with Chinese bank due 2008 through 2009, interest payable semi-annually at 3.8869% and 6.3375%, respectively.	12.4	15.7
Loan with Chinese bank due 2009, interest payable semi-annually at 3.8338% and 6.3413%, respectively	5.0	5.0
Loan with Philippine bank due 2008 through 2013, interest payable quarterly at 3.5600%	12.5	—
Loan with Philippine bank due 2008 through 2013, interest payable quarterly at 4.0688%	7.0	—
Loan with Belgian bank, interest payable daily at 4.428%	15.8	—
5.0% Note payable to Oregon State due 2009	0.5	0.5
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	4.7	—
Capital lease obligations	94.5	62.7

	1,220.8	1,159.4
Less: Current maturities	(69.4)	(30.8)

	$1,151.4	$1,128.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 may be purchased by the Company at the option of the holders of the notes on April 15, 2010, December 15, 2012 and December 15, 2013, respectively.

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

As of September 26, 2008, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through September 26, 2009.

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

Freight and handling costs are included in the cost of revenues and are recognized as period expenses during the period in which they are incurred.

Inventories. We carry our inventories not related to an acquisition at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material, except for the sale of obsolete leaded parts during the first quarter of 2007 for approximately $4.0 million. Upon the acquisition of a company such as AMIS, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the nine months ended September 26, 2008 approximately $63.4 million of initial $75.9 million in the inventory step up for the AMIS and ADI acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $12.5 million in inventory at September 26, 2008. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, from 2003 throughout 2008, , no incremental domestic deferred tax benefits were recognized. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Goodwill. We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. To date, our goodwill has not been considered to be impaired based on the results of this first step. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 142.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for any quarter ending after February 28, 2009. Our adoption of SFAS 161 is not expected to impact our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our adoption of SFAS 162 is not expected to impact our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have determined the impact of the adoption of APB 14-1 will have a material impact on the results of operations due to higher non-cash interest expense and initially improve our reported financial position as equity will increase and debt will decrease on our zero coupon senior subordinated notes due 2024, our 1.875% senior subordinated notes and out 2.625% senior subordinated notes.

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

At September 26, 2008, our long-term debt (including current maturities) totaled $1,220.8 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $945.4 million. We do have interest rate exposure with respect to the $275.4 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents as a result of the higher rates.

Our primary foreign exchange hedging agreement has a provision for termination if, at any time, the amount available under our revolving credit facility becomes less than $2.5 million.

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

There have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 26, 2008 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The plaintiffs have voluntarily withdrawn their motions for class certification in the six focus cases without prejudice.

We intend to continue to defend the litigation vigorously. While we can make no assurances or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies. We are in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel issued an Interim Reasoned Award on March 20, 2008 containing a final decision and ruling that none of our accused products infringed the asserted patent. Per the terms of the license agreement, this decision is binding and non-appealable. However, on April 10, 2008, the other party filed a motion with the panel to reconsider its decision on the merits, which we have opposed as being impermissible and procedurally improper. On May 1, 2008, the panel issued its decision and order denying the other party’s motion to reconsider the Interim Reasoned Award. On May 19, 2008, we filed a motion to recover our costs, arbitrators’ fees, and attorneys’ fees. On July 11, 2008, the panel issued a decision in our favor and ordered the other party to pay us substantially all of our costs and fees. On June 20, 2008, the other party filed petitions to vacate in part the panel’s Interim Reasoned Award. One petition was filed in Arizona State Court and the other petition was filed in Arizona Federal District Court. On August 15, 2008, we filed a counter-petition in state court to confirm the panel’s July 11, 2008 ruling. On August 29, 2008, the other party filed an amended petition in state court to stay all proceedings there pending the federal court’s decision on jurisdiction, which petition was subsequently granted on October 16, 2008. If the federal court does not rule on the jurisdictional issue by December 17, 2008, the state court has scheduled a status conference on that date. We believe both petitions filed by the other party are without merit and we intend to challenge them vigorously. While we can make no assurances or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

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

Prior to the acquisition of AMIS by us on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to AMIS’s recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that AMIS breached the terms of a nondisclosure agreement between PowerDsine and its Belgian subsidiary by using PowerDsine’s confidential information to develop AMIS’s PoE products and that AMIS interfered with an employment contract they had with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150.0 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi. Discovery in the case is nearing completion. We believe that PowerDsine’s asserted claims are without merit and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006 the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis has filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue. The PTO granted all three petitions and consolidated all three re-examinations into one proceeding. The PTO issued a final rejection of all claims over prior art on September 24, 2008, and Ricoh has several months to respond. On April 17, 2008 the court lifted the stay order despite the ongoing examination proceedings by the PTO, and held a scheduling conference in September 2008. The court is expected to complete a technology tutorial and hear summary judgment arguments in December 2008. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below, our revenues and operating performance, changes in overall economic conditions, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions (including the recently completed Catalyst acquisition and purchase of the PTC Business from ADI and the completed merger transaction with AMIS, as well as the proposed Atmel acquisition), risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007 and from time to time in our other Securities and Exchange Commission reports. Among other portions of this Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the unaudited consolidated financial statements and related notes should be read in conjunction with these risk and other factors we have identified for a full understanding of our operations and financial condition. Readers are cautioned not to place undue reliance on our forward-looking statements. We assume no obligation to update such information.

The risk factors included in our Form 10-K and our Form 10-Q for the quarterly periods ended March 28, 2008 and June 27, 2008 have not materially changed other than as follows:

(1)	With respect to an additional risk factor relating to our October 2, 2008 announcement on Form 8-K that the Company, together with Microchip Technology Incorporated (“Microchip”), sent a joint proposal on October 1, 2008 to the Board of Directors of Atmel Corporation (“Atmel”) to acquire Atmel. As the lead participant, Microchip would acquire Atmel in a cash merger and we would acquire the assets related to Atmel’s nonvolatile memory, radio frequency and automotive businesses immediately prior to the merger closing.

We may be subject to a variety of risks and uncertainties as a result of the proposed transaction with Atmel.

The proposed transaction may involve a number of risks and uncertainties. Such risks and uncertainties include a variety of factors, some of which are beyond the Company’s control. In particular, such risks and uncertainties include, among other things, the possibility that Microchip’s and our joint proposal to acquire Atmel will be rejected by Atmel’s Board of Directors or shareholders; the possibility that ON Semiconductor will not be able to obtain financing on economical terms; the possibility that Microchip and ON Semiconductor will be unable to reach agreement on the terms of the sale of certain Atmel assets; the possibility that, even if Microchip’s and our proposal is accepted, the transaction will not close or that the closing may be delayed; the effect of the announcement of the proposal on each of Microchip’s, ON Semiconductor’s and Atmel’s strategic relationships, operating results and businesses generally, including the ability to retain key employees; each of Microchip’s and ON Semiconductor’s ability to successfully integrate Atmel’s operations and employees; and general economic conditions.

(2)	With respect to the amendment to the risk factor related to the merger of our Company with Catalyst Semiconductor, Inc. (“Catalyst”). This merger occurred on October 10, 2008.

As a result of the preceding events, the risk factors relating to the failure of the merger to be completed and consequences thereof, the risk that the transaction would not close, including the risk that the requisite stockholder and regulatory approvals may not be obtained, are no longer deemed a material risk and are hereby deleted or revised (as appropriate). The risks and uncertainties relating to difficulties encountered in integrating merged businesses, further distraction of management, and the risks and uncertainties relating to the performance of the combined company following the proposed transaction remain material risks.

(3)	With respect to an additional risk factor related to general economic conditions.

Current economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

The United States and global economy is currently undergoing a period of slowdown and unprecedented volatility, which some observers view as a possible recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Reduced spending may drive us and our competitors to reduce product pricing, which would have a negative impact on gross profit. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our short term and long term strategies.

Furthermore, the United States and global credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit facilities. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through September 26, 2009, if our operating results falter and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Description	Exhibit No.
2.1	Agreement and Plan of Merger and Reorganization among ON Semiconductor Corporation, Centaur Acquisition Corporation, and Catalyst Semiconductor, Inc., dated as of July 16, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2008) *

10.1	Employment Agreement by and among Semiconductor Components Industries, LLC and Gelu Voicu, dated as of July 16, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-153164) filed with the SEC on August 22, 2008) (1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

*	Certain schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules upon request.
(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2008	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among ON Semiconductor Corporation, Centaur Acquisition Corporation, and Catalyst Semiconductor, Inc., dated as of July 16, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2008)*

10.1	Employment Agreement by and among Semiconductor Components Industries, LLC and Gelu Voicu, dated as of July 16, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-153164) filed with the SEC on August 22, 2008)(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

*	Certain schedules have been omitted and the Corporation agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules upon request.
(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.