Form 10-K
period 2008-12-31
ON SEMICONDUCTOR CORP
filed 2009-02-27
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Address and telephone number, including area code, of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,909,026,244 as of June 27, 2008, based on the closing sale price of such stock on the NASDAQ Global Select Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 20, 2009 was 411,874,486

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2008 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.    Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) are a global supplier of power, analog, digital signal processing, mixed signal, advanced logic, data management semiconductors, memory and standard component devices. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog and discrete categories used by the World Semiconductor Trade Statistics (“WSTS”) group.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio increased from approximately 29,300 products in 2007 to approximately 46,700 products in 2008, due to new product introductions and acquisitions, and we shipped approximately 33.3 billion units in 2008 as compared to 32.6 billion units in 2007. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

We are organized into five primary operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which include products that are sold in many different end-markets) and custom and foundry product group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. Our custom and foundry product group includes parts manufactured for other semiconductor companies, principally in our Gresham, Oregon facility as well as custom products from our acquisition of AMIS Holdings, Inc. (“AMIS”). From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

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
Standard Logic
Memory Products

We have approximately 487 direct customers worldwide, and we also service approximately 519 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlett-Packard, Hella, Schneider, GE, Samsung, Continental Automotive Systems, Siemens, Honeywell, Apple, Dell, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics, Jabil and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Slovakia, the Czech Republic, Korea, Belgium, Canada, Germany, Bulgaria, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, Slovakia and Thailand. In the first quarter of 2007 and continuing through the first quarter of 2009, we announced the closing of two of our Arizona manufacturing facilities adjacent to our headquarters offices, two of our Piestany, Slovakia manufacturing facilities and one of our Idaho manufacturing facilities for cost savings purposes. The wafer manufacturing that took place at these facilities has been and continues to be transferred to our off-shore, low-cost manufacturing facilities. On February 4, 2009, we announced plans to close our remaining Arizona manufacturing facility adjacent to our headquarters offices for cost savings purposes. The closure is expected to impact approximately 350 employees, resulting in total cash charges of $8.0 million to $10.0 million beginning in the first quarter of 2009. The resulting cost savings is expected to approximate $9.0 million per quarter compared to the third quarter of 2008, with the full benefits expected to be realized in the second quarter of 2010. The remaining unused property and buildings associated with our headquarters offices are currently being marketed for sale or lease. We will maintain our headquarters offices and any remaining manufacturing facilities on the portions of the property that are not for sale.

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

Company Mergers and Acquisitions

On May 15, 2006, we, through our principal domestic operating subsidiary, SCI LLC, purchased LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specified manufacturing equipment and related information. The assets purchased included an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. We hired substantially all of the manufacturing and engineering employees working at the Gresham wafer fabrication facility at the time of purchase.

On December 31, 2007, we purchased from Analog Devices, Inc. and its subsidiaries (“ADI”) certain assets, including property, plant and equipment and intellectual property rights related to ADI’s voltage regulation and thermal monitoring products for its computing applications business (“PTC Business”). As part of the purchase, we offered employment to substantially all of ADI’s employees involved in the PTC Business. We also entered into several ancillary agreements, including a licensing agreement, a one-year manufacturing supply agreement with ADI as the supplier, a transition services agreement, and an escrow agreement covering certain post-closing indemnification obligations of ADI. The total acquisition cost of $148.0 million of cash included $147.0 million paid to ADI for the PTC Business and approximately $1.0 million in legal, accounting and appraisal fees related to the transaction. In addition, the Company entered into a $36.9 million supply agreement for inventory. As a result of the acquisition, we have benefited from the technical expertise, customer relationships and power management know-how of the PTC Business and its employees. This acquisition expands our overall computing power management business and increased our notebook power management marketshare. See Note 5: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion.

On March 17, 2008, we completed the purchase of AMIS, whereby AMIS became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of our common stock. The aggregate purchase price was approximately $939.7 million, which included common stock, restricted stock units (“RSUs”), options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will enhance shareholder value by (1) accelerating our transformation from a discrete supplier to a key supplier with scale; (2) strengthening our end-market presence, facilitating our entry into new markets and deepening customer relationships; (3) obtaining significant scale and cash flow generation; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility. See Note 5: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion.

On October 10, 2008, we completed the purchase of Catalyst Semiconductor, Inc. a Delaware corporation (“Catalyst”), whereby Catalyst became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of our common stock. The aggregate purchase price was approximately $121.7 million, which includes common stock, RSU’s, options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will enhance shareholder value by (1) accelerating our higher margin analog products for the digital consumer market; (2) providing entry into the EEPROM business; (3) leveraging scale to drive growth in the business; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility. See Note 5: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion.

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

Since 2003, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $1,169.3 million as of December 31, 2008. We also reduced our interest expense from $151.1 million for the year ended December 31, 2003 to $38.3 million for the year ended December 31, 2008.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 8: “Long-Term Debt” and Note 10: “Common Stock, Treasury Stock and Net Income (Loss) Per Share” of the notes to our audited consolidated financial statements included elsewhere in this report for further details on these financing activities that led to our reduced debt levels and annual interest expense.

Although we have production at several locations, we have initiated process improvements and selective capital acquisitions that we expect will increase our overall capacity. Our profitability enhancement programs will continue to focus on:

•	consolidating manufacturing sites to improve economies of scale;

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 4” and 6” to 8” wafers, resulting in an increase in the number of die per square inch;

•	reducing the number of product platforms and process flows; and

•	focusing production on profitable product families.

Products and Technology

The following table provides information regarding our primary operating segments:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products (1)	Standard Products (1)	Custom and Foudry Product Group

Revenues
2008	$432.5 million	$430.7 million	$176.8 million	$488.5 million	$526.3 million
2007	$436.9 million	$356.5 million	$178.5 million	$497.9 million	$96.4 million
2006	$418.2 million	$347.3 million	$160.5 million	$505.2 million	$100.6 million

Primary product function	Power conditioning and switching in a broad range of applications.	Power management for VCORE, DDR Memeory and chipsets.	System power management and RF EMI filtering for digital portable devices.	Power control, interface and data protection in a broad range of products.	Custom and ASSP mixed signal and structured digital solutions for a broad range of applications.

Types of product	Amplifiers, comparators,

  voltage regulators and

  references, AC-DC/
  DC-DC converters, rectifiers,
  ignition insulated gate

  bipolar transistors

  (IGBT’s), high voltage

  MOS field effect

  transistors (MOSFET’s).

VCORE controllers, DDR memeory controllers, low and medium voltage MOSFETs	Filters, DC-DC converters, FETs, Op Amps, analog switches, LED drivers.	ESD protection, TVS
Zeners, clock
distribution and PLLs;
MicroIntegration™ ,
MiniGate ™ logic, small
signal transistors,
zeners, standard logic
integrated circuits,
bipolar power
transistors, small signal
diodes, thyristors and
memory products.	In-vehicle networking
(IVN) transceivers;
Motor control
ASSPs; ultra-low
power audio digital
signal processors
(DSP); mixed-signal
application-specific
ICs for automotive,
medical and industrial
markets; custom
digital ICs for high-
speed
communications and
military/aerospace
applications

Representative original equipment manufacturers customers and end users	Delta Continental Automotive Flextronics Delphi Jabil Samsung Lite-On Celestica Emerson Motorola	Flextronics Celestica Seagate Sony Ericsson Continental Automotive Jabil Motorola LG Delta Delphi	Samsung LG Sony Ericsson Motorola ZTE Hong Kong LTD Flextronics Seagate Continental Automotive Jabil M-Flex Assembly	Flextronics Continental Automotive Motorola Sony Ericsson Jabil Delta Delphi LG Seagate Sony	Hella Continental Honeywell Alcatel-Lucent Boston Scientific Schneider Siemens General Electric Starkey Laboratories Valeo

(1)	Segment revenues from external customers for the year ended 2006 have been recast to reflect the product alignment that existed at December 31, 2007, for comparability purposes. Specifically, certain product families previously incorrectly aligned under the Standard Products Group have been realigned under the Digital and Consumer Products Group.

Automotive and Power Regulation Group.    The explosion in higher performance consumer and computing devices has fueled energy consumption growth, which is driving strong demand for highly efficient power supplies needed to charge and run them. Similarly, the proliferation of electronic subsystems in automobiles (the value of the electronic content now exceeds that of the metal in many cars) has put tremendous stress on the existing 12 volt electrical backbone of automobiles. Power efficiency has become a critical issue as more and more electronic features are added. We are a global supplier of power management analog products. We have a complete power management portfolio in the six major product categories, which include DC-DC converters, AC-DC converters, analog automotive, rectifier, auto power and LDO and voltage regulators. In the automotive space, we are a global supplier of power management and protection devices including linear regulators and ignition Insulated Gate Bipolar Transistors (“IGBT’s”).

Computing Products Group.    As computing platforms, both desktop and portable, evolve from data-processing systems (database manipulation, word processing and spreadsheets) to signal processing systems (audio, video, and wireless communications) the core processors need to be more and more powerful. More powerful processors in turn require more efficient power supplies and more efficient use of power on the motherboard and subsequent peripherals. The Computing Products Group is focused on delivering efficient controllers and power MOSFETs for power management in VCORE, DDR, and chipsets for audio, video, and graphics processing subsystems. We believe our success in these markets is attributable to our superior technology, and manufacturing and supply chain capabilities, which are needed to serve this high-volume market.

Digital and Consumer Products Group.    The focus of the Digital and Consumer Products Group is on wireless handsets and portable devices such as PDAs, MP3s, and GPS. Digital portable devices such as cell phones, PDAs, MP3s, and GPS have become multi-functional devices incorporating many options including wireless communications, audio, video, and camera functions. There is a premium on being able to integrate stand alone functions into sub systems and extremely small packages. We have a broad portfolio of products and solutions that serve this space in industry leading micro-packages. The four application areas in which we have a significant position are: system power management with FETs and DC-DC converters; EMI and RF filtering; audio and video signal distribution with analog switches and op amps; and LED lighting solutions for LCD screens and camera flash.

Standard Products Group.    We serve a broad base of end-user markets, including consumer electronics, computing, wireless communications, automotive electronics, industrial electronics, medical and networking via four major product categories, which include standard diode & transistor products, over-voltage protection products, standard logic products and high frequency products. We supply small signal and power bipolar discrete semiconductors in required building blocks known as diodes and transistors, as well as combinations of these functions. Our discrete semiconductor components are used in circuits across every end-segment; with no one segment demanding a large share of our capacity, to provide power switching, conditioning, protection, signal amplification or voltage reference functions. Most of our new devices are packaged in industry leading micro packages allowing them to be easily designed into the latest portable consumer devices. IC’s are getting smaller with greater functionality leaving no room for integrated protection. Protection on input/output ports becomes a critical issue for designers both from a point of view of manufacturability and product robustness once it is in the hands of the consumer. We offer a complete line of industry leading ESD and Zener TVS devices that provide a robust energy-absorption-to-footprint ratio. The standard logic products include various legacy families (VHC, LCX, Metal Gate, and HC) as well as a growing family of MiniGate TM (small 1, 2 and 3 gate logic) and voltage translators. System designers require standard logic to provide signal conditioning, isolation and voltage level translation between IC’s and system boards. These new products offer reduced power consumption and system integration solutions in ultra small space saving packages. The clock and data management products are comprised of our PureEdge TM Phase Locked Loop (“PLL”) timing functions and high frequency Emitter Coupled Logic (“ECL”). The PureEdgeTM family includes low phase noise jitter clock synthesizers and clock modules that are targeted at replacing traditional crystal oscillators. We design and deliver application specific integrated circuits using advanced technologies that address the high performance needs of communication and networking switches, high end servers, high performance work stations, storage networks and precision measurement test systems. We enable application specific designs for today’s advanced networks, including Asynchronous Transfer Mode (“ATM”), Enterprise Networks, Storage Area Networks (“SAN”) and Internet Protocol (“IP”) applications.

Custom and Foundry Products Group.    We specialize in the design and manufacture of customer-specific and standard semiconductor products for the automotive, medical, industrial, communications, and military and aerospace markets. Applications in these markets require electronic products to interact with the real world through analog signals, including light, heat, pressure, power, and radio waves. These analog signals are captured, processed, controlled and converted into digital signals using mixed-signal technologies in the products we provide. These mixed-signal products combine analog and digital circuitry on a single integrated circuit (“IC”) to perform various functions ranging from low power signal processing used in medical applications to “smart power” integration necessary for rugged high voltage or high temperature automotive and industrial environments. Many of these products are customer-specific and are developed in accordance with our customers’ specifications and requirements. We work closely with our customers to leverage our design and manufacturing expertise to continually increase the differentiation and competitiveness of their product offerings. As a result, we have developed strong relationships with our key customers, many of whom enjoy industry leading positions in their markets.

Customers

We have been doing business with 46 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our original equipment manufacturer customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications, networking and military and aerospace. Sales to customers of 10% or more of revenues were as follows: Avnet 11% in 2008, Avnet 11% in 2007, Avnet 11% in 2006, Avnet 13% and Motorola 10% in 2005 and Avnet 12% in 2004.

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

End Market for Our Products

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-user market during 2008, sample applications for our products and representative original equipment manufacturer customers and end users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Military and Aerospace	Medical
Approximate percentage of our 2008 revenues	24%	17%	18%	15%	16%	5%	2%	3%
Sample applications	• Computer monitors	• DVD players, cable decoders, set-top boxes and satellite receivers	• 4 wheel drive controllers	• Industrial automation and control systems	• Cellular phones (analog and digital)	• Routers and switches	• Cockpit displays	• Medical imaging
	• Disk drives	• Home security systems	• Airbags	• Lamp ballasts (power systems for fluorescent lights)	• Pagers	• Fiber optic networking	• Guidance systems	• Cardiac Rhythm Management
	• PC motherboards	• Photocopiers	• Antilock braking systems	• Large household appliances	• Wireless modems and wireless local area networks	• Cellular base stations and infrastructure	• Munitions	• Glucose Monitoring
	• Notebook power supplies	• Scanners	• Automatic door locks and windows	• Electric motor controllers		• Ethernet cards and other network controllers	• Infrared imaging	• Hearing aids and Cochlear implants
		• Small household appliances	• Automatic transmissions	• Power supplies for manufacturing equipment		• High speed modems (cable, xDSL and ISDN)	• Portable Communication Devices	• Defibrillators
		• Smartcards	• Automotive entertainment systems	• Surge protectors		• PBX telephone systems	• Aircraft Networking and Compute Engines	• Neurostimulators
		• TVs, VCRs and other audio-visual equipment	• Engine management and ignition systems	• Thermostats for industrial and consumer applications		• Network controllers	• Aircraft Communication
		• Power supplies for consumer electronics	• Fuel injection systems	• Automatic test equipment
• GPS and other navigation systems
• LIN/CAN multiplexing

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Military and Aerospace	Medical
Representative original equipment manufacturer customers and end users
	• Foxconn	• Microsoft	• Continental Automotive	• Delta	• Sony Ericson	• Cisco	• Honeywell	• Boston Scientific
	• Delta	• Samsung	• Delphi	• Emerson	• LG	• Ericsson	• Raytheon	• Starkey Laboratories
	• Asustek	• Foxconn	• Visteon	• Siemens	• Samsung	• ZTE	• Rockwell Collins	• St. Jude Medical
	• Kinpo	• LG	• TRW	• Agilent	• Motorola	• Alcatel	• Harris	• Abbott Laboratories
	• Seagate	• Sony	• Bosch	• Tyco	• Mobile-PCS	• Nokia	• BAE	• Advanced Bionics
	• Quanta	• Asustek	• Johnson Controls	• Verifone	• Huawei Tech Co.	• Siemens	• L3	• ELA Medical
	• Lite-On	• Bennywave	• Magneti Marelli	• YST	• ZTE	• Delta	• Thales	• Medtronic
	• HP	• Philips	• Lear	• Siemens	• V. Tech	• Nortel	• Northrup	• IntriCon
	• Microstar	• Ecostar	• Hyundai	• Oram	• Delta	• Tellabs	• Airbus	• Philips
	• Scientific	• Scientific Atlanta	• Valeo	• Honeywell		• Adtran
				• Bosch		• ECI Telecom

Original Equipment Manufacturers.    Direct sales to original equipment manufacturers accounted for approximately 49% of our revenues in 2008, 39% of our revenues in 2007, and 38% of our revenues in 2006. These customers include a variety of companies in the electronics industry such as Motorola, Delta, Hewlett-Packard, Samsung, Siemens, Apple, Dell, Nokia, Intel, and Sony, and in the automotive industry include Continental Automotive Systems, DaimlerChrysler, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

Distributors.    Sales to distributors accounted for approximately 40% of our revenues in 2008, 50% of our revenues in 2007 and 48% of our revenues in 2006. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to our inability to reasonably estimate up front the effect of the returns and allowances with these distributors, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers.    Direct sales to electronic manufacturing service providers accounted for approximately 11% of our revenues in 2008, 10% of our revenues in 2007, and 14% of our revenues in 2006. Our largest electronic manufacturing service customers are Flextronics, Jabil and Celestica. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

See Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for revenues by geographic locations.

Manufacturing Operations

We operate our manufacturing facilities either directly or through a joint venture. Nine of these facilities are front-end wafer sites located in Belgium, the Czech Republic, Japan, Malaysia, Slovakia and the United States, and five of such facilities are assembly and test sites located in China, Malaysia, Philippines and Thailand. In addition to these manufacturing and assembly operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

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

Location	Products	Size (sq. ft.)
Front-end Facilities:
Phoenix, Arizona	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, Standard Products, and Manufacturing Services	1,260,000
Gresham, Oregon	LSI Foundry of VLSI Digital Logical Products and Computing Products	500,000
Pocatello, Idaho,	Custom and Foundry Product Group	443,000
Piestany, Slovakia	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, and Standard Products	906,000
Roznov, Czech Republic	Automotive and Power Regulation, Computing Products, and Digital and Consumer Products	441,000
Aizu, Japan	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, and Standard Products	282,000
Oudenaarde, Belgium	Custom and Foundry Product Group	167,928
Seremban, Malaysia (Site-2)	Automotive and Power Regulation, Digital and Consumer Products, and Standard Products	115,000
Back-end Facilities:
Leshan, China	Automotive and Power Regulation, Digital and Consumer Products, and Standard Products	372,000
Seremban, Malaysia (Site-1)	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, and Standard Products	291,000
Calamba, Philippines	Custom and Foundry Product Group	221,269
Carmona, Philippines	Automotive and Power Regulation, Computing Products, Digital and Consumer Products, and Standard Products	204,000
Bangkok, Thailand	Memory	8,999
Other Facilities:
Roznov, Czech Republic	Automotive and Power Regulation, Computing Products, and Digital and Consumer Products	200,000
Santa Clara, California	Memory	41,965

We operate an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd, is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 75 % of Leshan’s production capacity in 2008, 81% in 2007 and 85% in 2006 and are currently committed to purchase approximately 73% of Leshan’s expected production capacity in 2009. In 2008, we incurred $0.8 million in underutilization charges. In 2007 and 2006, we did not incur any underutilization charges. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

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

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including AIT, ASE, KEC, MagnaChip, Phenitec, Amkor and PSI, accounted for approximately 31%, 22% and 24% of our manufacturing costs in 2008, 2007 and 2006, respectively.

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

Sales, Marketing and Distribution

As of December 31, 2008, our global sales and marketing organization consisted of approximately 662 professionals operating out of approximately 38 offices which serve customers in 68 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. We continue to monitor our freight and logistical support operations for potential cost savings.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed to us, as the case may be, certain intellectual property to support and continue the operation of our business. As of January 15, 2009, we had approximately 928 U.S. and foreign patents and approximately 1,072 patent applications pending worldwide. Our patents have expiration dates ranging from 2009 to 2027. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 340 registered and common law trademarks. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

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

Seasonality

Our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end markets. In 2006 and 2007, the pattern was one of a seasonally soft first half of the year with a stronger second half of the year as our products have increasingly become more consumer driven. In 2008, this pattern was interrupted by the global recession, which affected us throughout the year. We are uncertain if the past pattern will return after global economic conditions settle and return to more predictable patterns.

Backlog

Our trade sales are made primarily pursuant to standard purchase orders or customer agreements that are predominately booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. During 2008, our backlog at the beginning of each quarter represented between 76% and 101% of actual revenues during such quarter. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase. We note that due to the macroeconomic environment, current capacity utilization in the industry is decreasing. As a result, customers are not ordering products as far in advance. We anticipate that this trend will cause a decrease in backlog at the beginning of such periods.

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

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, application-specific integrated circuits and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. (See Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Our Business” located elsewhere in this report.)

Below we discuss the effects of competition on our five primary operating segments:

Automotive and Power Regulation

The principal methods of competition in this group are new product innovation, technical performance, quality, service and price. Our competitive strengths in this group are our strong technology and design resources, our industry recognition in applications, such as automotive and computing, and our market share. Our significant competitors in this market include Fairchild Semiconductor, Infineon, National Semiconductor, ST Microelectronics and Texas Instruments. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions. A competitive challenge in this group is our small market share with certain Japanese automotive customers that tend to favor local suppliers for their new product designs. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

Computing Products

The principal methods of competition in this group are technical performance, total cost of solution ownership, quality and assurance of supply. Our architecture for our microprocessor and DDR memory controllers offers a competitive cost-of-ownership and performance position to compete with incumbent suppliers. In addition, the breadth of our portfolio in other support functions DC-DC converters, over voltage protection FETs and analog give us the opportunity to serve multiple requirements and allow customers to control their vendor lists more easily. Our significant competitors in this market include Intersil, International Rectifier, Fairchild Semiconductor, and Infineon. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions.

Digital and Consumer Products

The principal methods of competition in this group are new product innovation, especially in packaging, technical performance, price, quality and assurance of supply. Our competitive strengths in this group are our ability to put RF and EMI filters and FETs products in ever smaller packages without significantly degrading performance. Our significant competitors in this market include National Semiconductor, Maxim, Fairchild Semiconductor, Infineon, International Rectifier, Philips, ST Microelectronics and Vishay. Several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and are better able to withstand adverse economic or market conditions.

Standard Products

Our competitive strength in this area is the breadth of our portfolio, our low cost structure, high quality and our supply chain management which ensures supply to key customers. The principal methods of competition in this group are new product innovation and constantly introducing new packages and performance improvements on existing products. Of particular importance are our over voltage protection portfolios (ESD Protection, TVS Zeners) and our clock management and distribution portfolios where we enjoy significant performance advantages over our competition. Our significant competitors in this market include Fairchild Semiconductor, Diodes, NXP, International Rectifier, Vishay, Micrel, IDT/ICS, ST Microelectronics, Texas Instruments and Semtech.

Custom and Foundry Products Group

Our competitive strengths in this area which add value to our customers include our unique process technologies, our ability to design complex, highly integrated products, our commitment to quality and our commitment to support our customers’ products throughout their product lives. Our significant competitors in this market include STMicroelectronics, Texas Instuments, Maxim, Microchip, Linear Technology, Atmel and IBM.

Research and Development

Company-sponsored research and development costs in 2008, 2007 and 2006 were $233.9 million (11.4% of revenue), $133.0 million (8.5% of revenue) and $101.2 million (6.6% of revenues), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. During 2008, research and development costs increased due to increased expenses associated with on-going research and development activities as a result of the acquisitions of AMIS, the PTC Business from ADI and Catalyst, the development of new process technologies in our Gresham, Oregon wafer fabrication facility, combined with the effects of foreign currency on wages.

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

As a result of the acquisition of AMIS, we are a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and us for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” we have not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2008 related to this matter. We do not believe that the liability and receivable amounts are material to our consolidated financial position, results of operations or cash flow.

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

Employees

As of December 31, 2008, we had approximately 14,172 employees worldwide. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as workers councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law. Of the total number of our employees as of December 31, 2008, approximately 11,409 were engaged in manufacturing and information services, approximately 888 were engaged in our sales and marketing organization which includes customer service, approximately 495 were engaged in administration and approximately 1,380 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 13, 2009 is set forth below.

Name	Age	Position
Keith D. Jackson	53	President, Chief Executive Officer and Director*
Donald A. Colvin	55	Executive Vice President, Chief Financial Officer and Treasurer*
Robert Charles Mahoney	59	Executive Vice President, Sales and Marketing*
William John Nelson, PhD	54	Executive Vice President and Chief Operating Officer*
George H. Cave	51	Senior Vice President, General Counsel, Chief Compliance & Ethics Officer and Secretary*
William M. Hall	53	Senior Vice President and General Manager, Standard Products Group*
Robert A. Klosterboer	48	Senior Vice President and General Manager, Custom and Foundry Products Group*
William A. Schromm	50	Senior Vice President and General Manager, Computing Products Group*
Gelu Voicu	59	Senior Vice President and General Manager, Catalyst Products Group*
Michael A. Williams	42	Senior Vice President and General Manager, Automotive and Power Regulation Group*

*	Executive Officers of both ON Semiconductor and SCI LLC.

Keith D. Jackson.    Mr. Jackson was appointed our President and Chief Executive Officer of ON Semiconductor and SCI LLC and became a Director of ON Semiconductor in November 2002. Mr. Jackson has over 30 years of semiconductor industry experience. Before joining our Company, he served as Executive Vice President and General Manager, for the Analog, Mixed Signal, and Configurable Products Group, beginning in 1998, and more recently, was selected to head the Integrated Circuits Group for Fairchild Semiconductor Corp. From 1996 to 1998, he served as President and member of the board of directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held engineering positions at Texas Instruments, Incorporated from 1973 to 1986. Mr. Jackson currently serves on the board of directors of the Semiconductor Industry Association.

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

Robert Charles Mahoney.    Mr. Mahoney joined the Company in November 2002 and has served in various positions, most recently in June 2006, he was appointed as Executive Vice President for Global Sales and Marketing for ON Semiconductor and SCI LLC. Mr. Mahoney has over 20 years of semiconductor industry experience in sales and sales management. From May 2006 through June 2006, Mr. Mahoney served as the interim Senior Vice President of Marketing and Sales for the Company. Prior to that, he served from August 2004 through April 2006 as the Vice President of North America Sales, Computing Segment Sales and Sales Operations, and from November 2002 through August 2004 as our Vice President of Global Distribution and

Electronic Manufacturing Services Industry. Before joining us, he was Vice President of World Wide Sales at Xicor Semiconductor from October 2001 until November 2002 and Vice President of Strategic Accounts at Altera Corporation from May 2000 until October 2001. During his career, he has also held sales management roles at Analog Devices, Inc. and National Semiconductor Corp.

William John Nelson, Ph.D.    Dr. Nelson joined the Company in May 2007 and serves as Executive Vice President and Chief Operating Officer of ON Semiconductor and SCI LLC. Dr. Nelson has more than 25 years of experience in the semiconductor industry. Prior to joining ON Semiconductor, Dr. Nelson was Chief Executive Officer of 1st Silicon, where he was responsible for day-to-day operations including, worldwide manufacturing, sales, marketing and product development. From 1990 to 2002, Dr. Nelson served in several executive positions with General Instrument/General Semiconductor, including Chief Operations Officer and President of the company’s Asia-Pacific operation. Dr. Nelson’s industry experience also includes key positions at General Instrument, Unitrode, Fairchild Semiconductor and Analog Devices. Dr. Nelson earned both a Bachelor of Science degree with honors and a PhD in physics from the University of Ulster, Northern Ireland.

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

William M. Hall.    Mr. Hall joined ON Semiconductor and SCI LLC in May 2006, as Senior Vice President and General Manager of the Standard Products Group. During his career, Mr. Hall has held various marketing and product line management positions. Before joining the Company, he served as Vice President and General Manager of the Standard Products Group at Fairchild Semiconductor Corp. Between March 1997 and May 2006, he served at different times as Vice President of Business Development Analog Products Group, Standard Products Group, Interface and Logic Group as well as serving as Vice President of Corporate Marketing at Fairchild. He has also held management positions with National Semiconductor Corp. and was a RADAR design engineer with RCA.

Robert A. Klosterboer.    Mr. Klosterboer joined the Company in March 2008 as Senior Vice President and General Manager, Custom and Foundry Products Group of ON Semiconductor and SCI LLC. He has more than two decades of experience in the electronics industry. During his career, Mr. Klosterboer has held various engineering, marketing and product line management positions and responsibilities. Prior to joining ON Semiconductor in 2008, Mr. Klosterboer was Senior Vice President, Automotive & Industrial Group for AMI Semiconductor, Inc. Mr. Klosterboer joined AMIS in 1982 as a test engineer and during his tenure there he also was a design engineer, a field applications engineer, a design section manager, a program development manager, and a product marketing manager. Mr. Klosterboer holds a bachelor’s degree in electrical engineering technology from Montana State University.

William A. Schromm.    Mr. Schromm has been with the Company since August 1999 and as of May 2006, serves as Senior Vice President and General Manager, Computing Products Group for ON Semiconductor and SCI LLC. In March 2007, he was given responsibility for the Digital and Consumer Products Group as well. Mr. Schromm has over 28 years of semiconductor industry experience. During his tenure with the Company he has held various positions. From December 2005 through May 2006, he served as the Vice President and General Manager of the High Performance Analog Division and also led the Analog Products Group beginning in December 2005 until May 2006. Beginning in January 2003 he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that, he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999.

Gelu Voicu.    Mr. Voicu joined ON Semiconductor in October 2008 as a Senior Vice President and General Manager, Catalyst Products Group for ON Semiconductor and SCI LLC and continues his role as President of Catalyst Semiconductor, Inc., which was acquired by ON Semiconductor. He is responsible for analog, mixed-signal and non-volatile memory ICs for telecommunications, networking systems, computation, automotive, industrial and consumer markets. Prior to joining ON Semiconductor, Mr. Voicu was also chief executive officer and a board member of Catalyst Semiconductor, Inc. from 2002 until its acquisition. He joined Catalyst Semiconductor, Inc. in 1993 and held several management positions including executive vice president and chief operating officer, vice president of engineering and manufacturing, flash product line director and manager of product engineering. Prior to joining Catalyst Semiconductor, Mr. Voicu was with Cypress Semiconductor, Inc., most recently as senior product engineer. Mr. Voicu holds an MS degree in Electrical Engineering from the Polytechnical Institute in Bucharest, Romania.

Michael A. Williams.    Mr. Williams has been with the Company since August 1999 and has served in various capacities and effective as of May 2006, as Senior Vice President and General Manager of the Automotive and Power Regulation Group of ON Semiconductor and SCI LLC. Mr. Williams has over 20 years of semiconductor industry experience. Prior to his present position, within the Analog Products Group of the Company, he served as Vice President from February 2005 until May 2006, Director from 2002 through 2004, Product Manager from 2000 through 2002 and Technology Introduction Manager before 2000.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Geographical Information

For certain geographic operating information, see Note 18:, “Segment Information” of the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case, as included elsewhere in this report. For information regarding other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report.

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investor Relations” section of our Internet website at http://www.onsemi.com as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the Securities and Exchange Commission (the “SEC”).

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

Item 1A.    Risk Factors

Trends, Risks and Uncertainties

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as

“believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below, our revenues and operating performance, poor economic conditions and markets (including the current credit and financial conditions), the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, (including the completed merger transaction with AMIS and Catalyst) risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

Trends, Risks and Uncertainties Related to Our Business

If deterioration of the economy continues, this could cause additional financial and operational declines, which could lead to unanticipated reductions in our earnings and could result in future goodwill impairments.

In the fourth quarter of fiscal 2008, we recorded a goodwill impairment charge of $544.5 million related to our acquisitions of AMIS, Cherry Semiconductor Corporation (“Cherry”) and the PTC Business. As of December 31, 2008, the remaining total goodwill for the Company amounted to $160.2 million. Factors we consider important that could trigger a subsequent impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and/or increased costs, we may have further material goodwill impairments.

We have experienced declines in revenues and have incurred operating losses, and we may experience additional declines in revenues and incur additional operating losses in the future.

At times our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and incurred operating losses. Although, recently, we have experienced some strength in our results over the course of the past couple fiscal years, reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business, and we are currently experiencing declines in revenue and incurring operating losses. In order to remain profitable, we must continue to successfully implement our business plan, including our cost reduction initiatives. We also currently face an environment of declining revenues, uncertain demand and pricing pressure in the markets our products address. We cannot assure you that, we will be able to in the future turn our recent operating loss into operating income.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In some ways, we have experienced these conditions in our business in the past and may experience such downturns in the future. We can not accurately predict the timing of the current and future downturns in the semiconductor industry and how severe and prolonged these downturns might be. Future downturns in the semiconductor industry, or any failure of the industry to fully recover from downturns, could seriously impact our revenues and harm our business, financial condition and results of operations.

Current economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

The United States and global economy is currently undergoing a period of slowdown and unprecedented volatility, which some observers view as a recession, and the future economic environment may continue to be less favorable for the foreseeable future. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Reduced spending may drive us and our competitors to reduce product pricing, which would have a negative impact on gross profit. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our short term and long term strategies.

Furthermore, the United States and global credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit facilities. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures for the immediate future, if our operating results falter and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

In addition, the ongoing global financial and economic crisis affecting the financial and other markets could impact our business in a number of other ways, including:

•	Uncertainty about current and future economic conditions may cause our customers and consumers in general to defer purchases.

•	The inability of customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us could adversely impact our financial results.

•

Our ability to adequately service our customers depends on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial results. In addition, credit constraints at key suppliers could result in acceleration of payment due from us which might adversely affect our cash flow.

•

In light of existing economic conditions, certain of our customers may need us to extend additional credit commitments and a continuation of the current credit crisis could require us to make difficult decisions between increasing our level of customer financing or potentially losing sales to these customers.

The integration of Catalyst and AMIS into our business could result in adverse events and the anticipated benefits of those mergers may not be realized fully or at all or may take longer to realize than expected.

The integration of these two companies that have previously operated independently with principal offices in two distinct locations requires significant coordination internally and with third parties. In response to these mergers, our existing or prospective customers may delay or defer their purchasing or other decisions as we integrate Catalyst and AMIS into our business, or they may seek to change their existing business relationships. In addition, as a result of the mergers, current and prospective employees could experience uncertainty about their future with us, and we could lose key employees as a result. In addition to retention, these uncertainties may also impair our ability to recruit or motivate key personnel. The integration of Catalyst and AMIS will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

We estimate material pre-tax savings in 2009 may be achieved through the integration of Catalyst and AMIS into our business and rationalization of a combined infrastructure. As with any estimate, it is possible that the estimates of the potential cost savings could turn out to be incorrect. Moreover, even if we were able to integrate both business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

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

In connection with the acquisition of the Gresham manufacturing facility, we entered into a supply contract with LSI, the previous owner of the facility, which is due to expire on May 14, 2012. At the end of the second quarter of 2009, LSI will no longer have any obligation to purchase a minimum commitment under this supply contract, and their purchases may decrease significantly. Thereafter, our ability to generate operating profits in the Gresham manufacturing facility will likely depend upon our successful development of new products that can be produced using the technology of the Gresham manufacturing facility, as well as our ability to transfer existing products to the Gresham manufacturing facility. Failure to successfully develop or integrate new products into the Gresham manufacturing facility or to successfully market those new products could result in a loss of market share in the industry or a lost opportunity to capitalize on emerging markets, and ultimately could have an adverse impact on our business and operating results.

Our gross profit is dependent on a number of factors, including our level of capacity utilization.

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits. As a percentage of total revenues, gross profit was 36.3% for 2008, compared to 37.7% for 2007, and 38.5% for 2006. Gross profit declined in 2008 primarily due to the sale of inventory that was written up to fair value in connection with the acquisitions of ADI, AMIS and Catalyst, as well as the decrease in average selling prices, partially offset by cost reduction activities. In 2007 and 2006, the gross profit percentage declined because the decrease in average selling prices was not fully offset by cost reduction activities. Increased competition and other factors, including current economic factors, may lead to price erosion, lower revenues and lower margins for us in the future.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions could adversely affect our business.

From time to time, we have implemented various cost reduction initiatives in response to, among other things, significant downturns in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. In the past, we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives. These costs were primarily comprised of employee separation costs and asset impairments as well as gains on the sale of assets and insurance recoveries. On January 31, 2008, we announced that we intended to accelerate our stand-alone cost reduction programs including a continued focus on the consolidation of our manufacturing operations. Most recently, in January 2009, we announced that we were taking additional cost reduction measures. In the fourth quarter of 2008, the company began taking initial actions to reduce overall spending levels. The actions included the reduction of 2009 planned capital expenditures to $55 to $60 million from normalized yearly levels of approximately $130 to $140 million, temporary site shutdowns during the fourth quarter of 2008, a hiring freeze, the elimination of second half of 2008 bonus payments and strict controls over all discretionary spending. We also planned a series of additional permanent and temporary actions to reduce its overall cost structure. These planned actions include:

•	Recently announced factory closure planned for the middle of 2010;

•	Factory closures planned for the end of 2009 will be brought forward to the middle of 2009;

•	Factory shutdowns for 4 to 6 weeks in the first and second quarter of 2009;

•	Three weeks of unpaid time off for senior executives in both the first and second quarter of 2009;

•	Two weeks of unpaid time off or a 4 day work week (based upon local legal requirements) for other employees in both the first and second quarter of 2009;

•	No annual merit increases;

•	No bonus payments expected to be paid in 2009; and

•	A reduction in worldwide personnel of approximately 1,500 which equates to a reduction of approximately 10 percent of total payroll expenses.

The combination of these and other actions we are taking is expected to reduce total fixed costs by approximately $40 to $50 million a quarter, of which approximately $10 to $15 million will be from temporary actions. These actions are expected to reduce operating expenses by approximately $20 million from the third quarter of 2008 run-rates and exclude the operating expense impact associated with the Catalyst Semiconductor acquisition which closed in the fourth quarter of 2008. Once completed, these actions are expected to reduce the revenues required for cash breakeven to approximately $340 million a quarter. To execute these cost reduction actions, we anticipate we will use approximately $20 to $30 million of cash over the next 5 quarters and incur restructuring and other charges, a portion of which was recorded in the fourth quarter of 2008.

We cannot assure you that these cost reduction initiatives will be successfully implemented, or will sufficiently help in returning to profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

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

The semiconductor components industry has also been undergoing significant restructuring and consolidations that could adversely affect our competitiveness. Many of our competitors, particularly larger competitors resulting from consolidations, may have certain advantages over us, including substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories; presence in key markets; patent protection; and greater name recognition.

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

Semiconductor manufacturing has historically required a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment. We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume.

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

On January 7, 2009, in connection with several cost reduction measures, we announced the reduction of 2009 planned capital expenditures to $55 to $60 million from normalized yearly levels of approximately $130 to $140 million. This reduction may affect our ability to remain competitive or maintain efficiency and productivity. Ultimately, we may be forced to increase our future capital expenditures to meet our operational needs in, among other areas, manufacturing, information technology and equipment. We cannot assure you that we will have sufficient capital resources to make necessary investments in the areas discussed above or other areas we have not identified.

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

Our success depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and financial personnel. The market for personnel with such qualifications is highly competitive. For example, analog component designers are difficult to attract and retain, and the failure to attract and retain analog component designers could compromise our ability to keep pace with our competitors in the market for analog components. In addition, in January 2009, we announced certain cost reductions that included the freezing of salaries and elimination of bonuses, mandatory unpaid time off, factory shutdowns and reduction in personnel. All of the measures could negatively affect morale and lead to unintended employee attrition at all levels of our organization. Moreover, we have not entered into employment agreements with all of our key personnel. As employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting over time. We have also issued restricted stock units with time-based vesting and performance based awards. Our stock price at times has declined substantially, reducing the effectiveness of certain of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

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

Like most publicly-traded companies, we incur significant cost and spend a significant amount of management time and internal resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under Section 404 of the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. We have not been able to ascertain the impact that the integrations of AMIS and Catalyst will have in the future on our ability to maintain internal control over financial reporting. AMIS reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007 that its disclosure controls and procedures were not effective as of September 29, 2007 as a result of a material weakness in its internal control over financial reporting. See AMIS’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007 for more information on this material weakness. We have not assessed the impact that AMIS’s material weakness will have on our disclosure controls and procedures or internal control over financial reporting, and will not be able to adequately do so until after the integration is completed, which is expected to occur in the first quarter of 2009. Additionally, we have not assessed the impact that Catalyst will have on our disclosure controls and procedures or internal control over financial reporting, and will not be able to adequately to do so until the second half of 2009. There can be no assurance that our independent registered public accounting firm will not identify a material weakness in the combined company’s internal control over financial reporting in the future. If internal controls over financial reporting are materially deficient, we may experience a loss of public confidence, which could have a material adverse effect on its business and stock price.

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

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In particular, through our new AMIS subsidiary, we are subject to warranty and product liability claims relating to the medical market that are disproportional to the revenue we receive from our customers who incorporate our products into their goods or products. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in the electrical design, original equipment manufacturers are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, results of operations and financial condition.

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

•

as our long-term debt ages, we may need to reclassify or repay such debt or seek additional financing (see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report under “Commercial Commitments, Contractual Obligations and Indemnities” of the “Liquidity and Capital Resources” section);

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

We (and our subsidiaries) may be able to incur substantial additional indebtedness in the future. The agreements relating to our outstanding indebtedness currently limit us along with our subsidiaries from incurring additional indebtedness. While we expect to have sufficient cash and cash equivalents for the next 12 months, if we incur additional debt, the related risks that we now face could intensify and it is possible that we may need to raise additional capital to service this new debt and to fund our future activities. Moreover, some of the debt we may incur may be secured by the same collateral securing certain of our existing indebtedness. Ultimately, we may not be able to obtain additional funding on favorable terms, or at all, and we may need to curtail our operations significantly, reduce planned capital expenditures and research and development, or be forced to obtain funds through arrangements that management did not anticipate, including disposing of our assets and relinquishing rights to certain technologies or other activities that may impair our ability to remain competitive.

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

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default, that could materially and adversely affect our operating results and our financial condition.

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

Item 2.    Properties

In the United States, our corporate headquarters as well as manufacturing, design center, and research and development operations are located in approximately 1.26 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. We own our manufacturing facilities in the United States, Japan, Malaysia, the Philippines, Slovakia, the Czech Republic, Thailand and Belgium. These facilities are primarily manufacturing operations, but also include office, utility, laboratory, warehouse and unused space. Additionally, we own a research and development facilities located in Romania and Canada. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and unused space.

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

As part of our 1999 recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting us options to purchase or to lease the subsurface rights of the land. In 2005, we announced plans to sell unused portions of the Phoenix, Arizona location. In October 2006, we sold a portion of the Phoenix, Arizona site that included an unused warehouse and unused parking lot. The remaining unused property and buildings are currently being marketed for sale or lease. We will continue to use the Phoenix facility as our corporate headquarters. As previously announced on our Form 8-Ks filed with the SEC on January 9, 2009 and on February 4, 2009, as one of the cost reduction measures we will be closing our remaining Phoenix wafer fabrication facility and transferring production to other sites within the Company’s infrastructure.

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

In June 2003, upon the determination of a special independent committee of our Board of Directors, we elected to participate in a proposed settlement with the plaintiffs in this litigation. Had it been approved by the District Court, this proposed settlement would have resulted in the dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed issuer settlement was conditioned on, among other things, a ruling by the District Court that the claims against us and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement in a timely and appropriate fashion.

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

In February 2009, an agreement-in-principle to settle the litigation in its entirety was reached, which agreement will be subject to negotiation, filing with the District Court of definitive settlement documents, and final approval by the District Court. While we can make no assurances or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies. We were in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel issued an Interim Reasoned Award on March 20, 2008 containing a final decision and ruling that none of our accused products infringed the asserted patent. Per the terms of the license agreement, this decision is binding and non-appealable. However, on April 10, 2008, the other party filed a motion with the panel to reconsider its decision on the merits, which we opposed as being impermissible and procedurally improper. On May 1, 2008, the panel issued its decision and order denying the other party’s motion to reconsider the Interim Reasoned Award. On May 19, 2008, we filed a motion to recover our costs, arbitrators’ fees, and attorneys’ fees. On July 11, 2008, the panel issued a decision in our favor and ordered the other party to pay us substantially all of our costs and fees. On June 20, 2008, the other party filed petitions to vacate in part the panel’s Interim Reasoned Award. One petition was filed in Arizona State Court and the other petition was filed in Arizona Federal District Court. On August 15, 2008, we filed a counter-petition in state court to confirm the panel’s July 11, 2008 ruling. On August 29, 2008, the other party filed an amended petition in state court to stay all proceedings there pending the federal court’s decision on jurisdiction, which petition was subsequently granted on October 16, 2008. We believe both petitions filed by the other party are without merit. On January 30, 2009, we entered into a settlement agreement with the other party who agreed to pay us the costs and fees awarded by the panel. The parties filed stipulations to dismiss in both the state and federal courts, which stipulations to dismiss were granted with prejudice by the state court on February 4, 2009 and by the federal court on February 5, 2009 bringing this matter to a close.

On April 18, 2008, LSI Logic Corporation (“LSI”) and Agere Systems Inc. (“Agere”) (which was acquired by LSI in 2007) filed a new patent infringement action with the U.S. International Trade Commission (“ITC”) naming 18 semiconductor companies including us. LSI and Agere also filed a parallel patent infringement lawsuit against the same companies in the Federal District Court in the Eastern District of Texas. LSI and Agere are seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patent relates to semiconductor wafer processing. We believe that we are already licensed to the asserted patent through pre-existing patent license agreements with LSI and Agere, and that these licenses cover all of our relevant wafer operations. LSI and Agere have agreed with our assertion that we are already licensed and we are completing discussions on a settlement agreement which would dismiss us from both the ITC action and the lawsuit.

Prior to the acquisition of AMIS by us on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of Microsemi Corporation (“PowerDsine”), in the United States District Court for the Southern District of New York related to AMIS’s recently announced power-over-Ethernet (“PoE”) Power Sourcing Equipment (“PSE”) application specific integrated circuit products custom-designed for Broadcom Corporation. The complaint alleged that AMIS breached the terms of a nondisclosure agreement between the parties and that AMIS interfered with a PowerDsine, Ltd. employment contract with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi for defamation. In December 2008, the district court held on summary judgment that PowerDsine and Microsemi’s statements did not constitute defamation under California state law (where the statements by Microsemi were made). Also in December 2008, the parties participated in a mandatory mediation with a federal Magistrate Judge for the Southern District of New York, but

arrived at no settlement. Discovery in the case is complete and the trial began in New York on February 2, 2009 and was scheduled to be completed by February 13, 2009. On February 10, 2009, the district court judge suspended trial until March 23, 2009 to allow for further mediation in an effort to resolve the dispute. We believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006 the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis has filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue. The PTO granted all three petitions and consolidated all three re-examinations into one proceeding before a single examiner. In April 2008, the court lifted the stay despite the ongoing reexamination proceedings in the PTO which proceedings were subsequently completed in September 2008 and the PTO issued a final rejection of all claims in the asserted patent over prior art. Ricoh has filed a notice of appeal with PTO and has until February 24, 2009 to file its appeal brief. Additionally, in September 2008 the court granted defendants request to refile its summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. A hearing on defendants’ motion for summary judgment was scheduled for January 30, 2009 but was cancelled by the judge who instead told both parties that he would issue his order without holding a hearing. We are currently awaiting the judge’s order. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations, financial condition or cash flows.

See Part 1, Item 1 “Government Regulation” of this report for information on certain environmental matters.

See also Part IV, Item 15 “Exhibits and Financial Statement Schedules,” Note 15: “Commitments and Contingencies” of the notes to the consolidated audited financial statements of this Form 10-K for contingencies relating to other legal proceedings and other matters.

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

Range of Sales Price

	High	Low
2008
First Quarter	$8.58	$4.99
Second Quarter	$10.39	$5.68
Third Quarter	$10.56	$6.59
Fourth Quarter	$6.76	$2.60

2007
First Quarter	$10.76	$7.50
Second Quarter	$11.35	$8.81
Third Quarter	$12.85	$10.57
Fourth Quarter	$12.99	$8.11

As of February 20, 2009, there were approximately 311 holders of record of our common stock and 411,874,486 shares of common stock outstanding.

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

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year ended December 31,
	2008 (6)	2007 (6)	2006 (6)	2005	2004
	(in millions, except per share data)
Statement of Operations data:
Revenues	$2,054.8	$1,566.2	$1,531.8	$1,260.6	$1,266.9
Restructuring, asset impairments and other, net (1)	26.2	3.0	(6.9)	3.3	19.6
Goodwill impairment charges (7)	544.5	—	—	—	—
Gain (loss) on debt prepayment (2)	11.0	(0.1)	(1.3)	—	(159.7)
Income (loss) before cumulative effect of accounting change	(389.2)	242.2	272.1	103.5	(123.7)
Cumulative effect of accounting change (3)	—	—	—	(2.9)	—
Net income (loss)	(389.2)	242.2	272.1	100.6	(123.7)
Diluted earnings (loss) per common share before cumulative effect of accounting change (4)	$(1.00)	$0.80	$0.80	$0.22	$(0.55)
Diluted earnings (loss) per common share (4)	$(1.00)	$0.80	$0.80	$0.21	$(0.55)

	December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet data:
Total assets	$2,354.2	$1,637.6	$1,416.5	$1,148.5	$1,110.1
Long-term debt, less current portion	1,061.4	1,128.6	1,148.1	993.1	1,131.8
Redeemable preferred stock (5)	—	—	—	—	131.1
Stockholders’ equity (deficit)	678.7	15.9	(225.4)	(300.3)	(537.8)

(1)	Restructuring, asset impairments and other, net include employee severance and other exit costs associated with our worldwide cost reduction and profitability enhancement programs, asset impairments, executive severance costs, a $0.7 million gain in 2008 associated with the reversal of the capital lease obligations, partially offset by the write-off of the net book value of the software licenses that were included in property, plant, and equipment, a $5.7 million gain in 2006 associated with insurance proceeds received to replace damaged equipment in our Gresham, Oregon wafer fabrication facility, a $4.5 million gain in 2006 on the sale of a building at our corporate headquarters in Phoenix, Arizona and a manufacturing facility at our East Greenwich, Rhode Island location.

(2)	The $11.0 million gain on debt repurchase in 2008 was due to the repurchase of $60.9 million at par value of our zero coupon convertible senior subordinated notes due 2024 prior to maturity. The $0.1 million loss on debt prepayment in 2007 was due to the prepayment of $23.9 million of our senior bank facilities prior to maturity. The $1.3 million loss on debt prepayment in 2006 was due to the prepayment of $374.1 million on our senior bank facilities prior to maturity. In 2004, this charge included $114.0 million in redemption premiums, consent fees, incentive fees, dealer manager fees and certain third party costs and $45.7 million in capitalized closing costs and unamortized debt discounts that were written off associated with our various refinancing activities.

(3)

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

(4)	Diluted net income (loss) per common share for the years ended December 31, 2005 and 2004 are calculated by deducting: dividends on our redeemable preferred stock of $9.2 million and $9.9 million, million, respectively; the accretion of the increase in redemption value of our redeemable preferred stock of $(1.0) million in 2005 and $1.5 million in 2004; the dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million in 2005; the allocation of undistributed earnings to preferred shareholders of $9.7 million in 2005; then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods. On November 10, 2005, we entered into a Conversion and Termination Agreement with an affiliate of TPG to convert its preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to such affiliate of TPG. Following the conversion, none of the authorized shares of preferred stock remained outstanding.

(5)	The redeemable preferred stock outstanding at December 31, 2004 was issued to an affiliate of TPG in September 2001. As described above, on November 10, 2005, we entered into a Conversion and Termination Agreement with TPG to convert the preferred stock into shares of our common stock. As of December 31, 2008, 2007, 2006 and 2005, there were no shares of redeemable preferred stock outstanding.

(6)	In 2006, we adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. As a result of the adoption of SFAS No. 123R, our results of operations include $33.2 million, $16.5 million and $10.2 million of stock compensation expense during the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

(7)	In 2008, we recorded $544.5 million of goodwill impairment charges relating to our AMIS, PTC Business and Cherry goodwill on our statement of operations for the year ended December 31, 2008. The impairment charge resulted from a decline in the operating results and a decline in our business outlook, primarily due to the current macroeconomic environment. We used the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as revenues, gross profits, operating expenses, and industry trends.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

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

Industry Overview

Worldwide semiconductor industry sales were $261.9 billion in 2008, an increase of 2.5% from $255.6 billion in 2007. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market since 2004:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percent Change	Total Addressable Market Sales (1)(2)	Percent Change
	(in billions)		(in billions)
2008	$261.9	2.5%	$61.8	86.7%
2007	$255.6	3.2%	$33.1	7.8%
2006	$247.7	8.9%	$30.7	15.8%
2005	$227.5	6.8%	$26.5	0.0%
2004	$213.0	28.0%	$26.5	14.2%

(1)	Based on shipment information published by WSTS, an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies and Estimates — Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, RF and microwave power transistors/modules, RF and microwave diodes, RF and microwave SS transistors, power FET modules, IGBT modules, SP logic and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); (c) standard logic products (general purpose logic and MOS general purpose logic only); (d) SP logic (consumer other, computer other peripherals, wired communications, automotive and industrial); (e) CMOS image sensors; and (f) memory. Although we categorize our products as power and data management semiconductors and standard semiconductor components, WSTS uses different product categories.

Following the unprecedented semiconductor industry revenue declines of 2001, the semiconductor industry began to show signs of stability in 2002 and grew more robust in both 2003 and 2004. Worldwide semiconductor industry sales grew by 8.9% in 2006, 3.2% in 2007, and 2.5% in 2008. Sales in our total addressable market grew by 14.2% in 2004, reflecting increases in volume and slowing rates of price declines. Sales in our total addressable market remained stable in 2005, reflecting increases in volume that were offset by price declines. Sales in our total addressable market grew in 2006, reflecting increases in volume that exceeded the impact of further price declines. Sales in our total addressable market grew in 2007, reflecting increases in volume that exceeded the impact of further pure declines. Sales in our total addressable market grew significantly in 2008, reflecting the expanded markets we now serve with the acquisitions of AMIS and Catalyst that exceeded the impact of any pure declines. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 3.7% during 2009 through 2011. These projections are not ours and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2008 were $2,054.8 million, an increase of 31.2 percent from $1,566.2 million for the year ended December 31, 2007, the majority of which was due to our acquisition of AMIS in the first quarter of 2008. During 2008, we reported a net loss of $380.1 million that included a goodwill impairment charge of $544.5 million. During 2007, we reported net income of $242.2 million that included $3.0 million in restructuring, asset impairments and other benefits. Our gross margin decreased by approximately 140 basis points to 36.3% in 2008 from 37.7% in 2007. The primary reason for the decrease is attributable to the sale of inventory that was written up to fair value in connection with the acquisitions of ADI, AMIS and Catalyst, as well as the decreases in average selling prices, partially offset by cost reduction activities in 2008 versus 2007.

Outlook

Based upon product booking trends, backlog levels, manufacturing services revenues and estimated turns levels, we anticipate that total revenues will be approximately $340 million to $380 million in the first quarter of 2009. Backlog levels at the beginning of the first quarter of 2009 were down from backlog levels at the beginning of the fourth quarter of 2008 and represent approximately 80 to 90 percent of our anticipated first quarter 2009 revenues. We expect that average selling prices for the first quarter of 2009 will be down approximately 2% from the fourth quarter of 2008. We expect cash capital expenditures of approximately $20 million to $25 million in the first quarter of 2009 and total cash capital expenditures for 2009 of approximately $55 million to $60 million.

For the first quarter of 2009, we expect gross profit as a percentage of revenue to be approximately 29% to 31%. For the first quarter of 2009, we also expect total operating expenses of approximately $146 million to $148 million, which include the amortization of intangible assets, stock compensation expense, restructuring, asset impairments and other charges of approximately $31 million to $33 million.

We anticipate that net interest expense and other expenses will be approximately $21 million for the first quarter of 2009, which includes non-cash interest expense of approximately $9 million from the adoption of FASB APB 14-1 relating to our convertible senior subordinated notes. We expect cash payments of income taxes to be approximately $3 million. We also expect stock compensation expense of approximately $12 million to $13 million in the first quarter of 2009. Our current fully diluted share count is approximately 413 million shares based on recent share prices.

Business Overview

We classify our products broadly as power analog, digital signal processing, mixed-signal, advanced logic, memory, data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.

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

During 2008 we experienced an increase in revenues over 2007 resulting from the acquisitions of AMIS and Catalyst, net of price decreases. We expect price declines during 2009 to be moderate but macroeconomic and competitive factors can quickly change the pricing landscape.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 241 new product families in 2008, of which 73 were generated from the acquisitions of AMIS and Catalyst, and 168 were generated from our existing business operations. There were 171 new product families in 2007. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. With the acquisition of the Gresham, Oregon wafer fabrication facility, we increased our research and development in deep sub micron power management solutions to further differentiate us from our competition. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

During the first quarter of 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at our Phoenix, Arizona location. The wafer manufacturing that took place at this facility has been transferred to our off-shore low-cost manufacturing facilities. We have exited this facility, although we still own it and have leased it to another company for a period of seven years beginning in the fourth quarter of 2008. All 80 employees associated with this facility have been terminated. Also in connection with this activity, during the third quarter of 2007 we announced reductions in factory support functions at our Phoenix, Arizona and Gresham, Oregon locations, which resulted in the elimination or transfer of 62 positions. The full cost savings from these actions is reflected in our outlook for the first quarter of 2009.

During the second quarter of 2008, we began the process of closing our wafer fabrication facilities in Piestany, Slovakia, which will result in the elimination of approximately 430 positions. We expect full annual savings from this announcement to be approximately $12.0 million to $16.0 million annually, beginning in the second quarter of 2009.

During the first quarter of 2009, in response to the economic downturn, we announced the following actions to reduce overall spending levels:

•	reduction in 2009 planned capital expenditures to between $55 million and $60 million compared to normalized levels of between $130 million and $140 million;

•

temporary hiring freeze, the elimination of bonus payments during 2009, three weeks of unpaid time off for senior executives in both the first and second quarters of 2009, two weeks of unpaid time off or 4 day work week (based upon local legal requirements) for other employees in both the first and second quarters of 2009, and no annual merit increases;

•	a reduction in worldwide personnel of approximately 1,500 employees, which equates to an approximate decrease of 10% of total payroll; and,

•	the planned closure of our remaining Phoenix, Arizona wafer fabrication facility, which is expected to result in the elimination of approximately 350 positions.

The actions we announced during the first quarter of 2009 are expected to reduce total fixed costs by approximately $40 million to $50 million a quarter, of which $10 million to $15 million will be from temporary actions. These actions are expected to reduce operating expenses by approximately $20.0 million. The Company expects initial benefits from these actions to start in the first quarter of 2009 and to increase throughout the year. The initial benefits have been included in our outlook for the first quarter of 2009.

Our profitability enhancement programs will continue to focus on:

•	consolidating manufacturing sites to improve economies of scale;

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 4” and 6” to 8” wafers and increasing the number of die per square inch;

•	reducing the number of product platforms and process flows; and

•	focusing production on profitable product families.

Debt Reduction and Financing Activities

Since the Recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2002 and 2003, we engaged in several debt refinancing transactions, which extended a portion of our debt maturities. Since 2003, however, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $1,169.3 million as of December 31, 2008. Similarly, we have reduced our annual interest expense from $151.1 million in 2003 to $38.3 million in 2008. Also, see “Liquidity and Capital Resources” and Note 8: “Long-Term Debt” of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2008, 2007 and 2006. The amounts in the following table are in millions:

	Year ended December 31,			Dollar Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Revenues	$2,054.8	$1,566.2	$1,531.8	$488.6	$34.4
Cost of revenues	1,309.3	975.7	942.8	333.6	32.9

Gross profit	745.5	590.5	589.0	155.0	1.5
Operating expenses:
Research and development	233.9	133.0	101.2	100.9	31.8
Selling and marketing	134.4	94.6	91.0	39.8	3.6
General and administrative	122.4	82.7	86.7	39.7	(4.0)
In-process research and development	27.1	—	—	27.1	—
Amortization of acquisition-related intangible assets	22.9	—	—	22.9	—
Restructuring, asset impairments and other net	26.2	3.0	(6.9)	23.2	9.9
Goodwill impairment charges	544.5	—	—	544.5	—

Total operating expenses	1,111.4	313.3	272.0	798.1	41.3

Operating income (loss)	(365.9)	277.2	317.0	(643.1)	(39.8)

Other income (expenses):
Interest expense	(38.3)	(38.8)	(51.8)	0.5	13.0
Interest income	6.9	13.0	11.8	(6.1)	1.2
Other	(2.9)	—	0.5	(2.9)	(0.5)
Gain (loss) on debt prepayment	11.0	(0.1)	(1.3)	11.1	1.2

Other income (expenses), net	(23.3)	(25.9)	(40.8)	2.6	14.9

Income (loss) before income taxes and minority interests	(389.2)	251.3	276.2	(640.5)	(24.9)
Income tax (provision) benefit	9.4	(7.7)	(0.9)	17.1	(6.8)
Minority interests	(0.3)	(1.4)	(3.2)	1.1	1.8

Net income (loss)	$(380.1)	$242.2	$272.1	$(622.3)	$(29.9)

Revenues

Net revenues were $2,054.8 million, $1,566.2 million and $1,531.8 million in 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 was due to revenues from our October 2008 acquisition of Catalyst, our March 2008 acquisition of AMIS of approximately $467.0 million combined with a full year of revenues from our December 2007 acquisition of the PTC Business from ADI combined with an increase in volume and mix of approximately 6.0%, partially offset by a reduction in average selling prices of approximately 5.0%. The non-acquisition related increase from 2006 to 2007 was due to increased product volume and mix of approximately 8.0%, partially offset by a decrease in average selling prices of approximately 6.0%. The revenues by reportable segment in each of these three years were as follows (dollars in millions):

	Year Ended December 31, 2008	As a % Revenue	Year Ended December 31, 2007	As a % Revenue	Year Ended December 31, 2006	As a % Revenue
Automotive and Power Regulation	$432.5	21.0%	$436.9	27.9%	$418.2	27.3%
Computing Products	430.7	21.0%	356.5	22.8%	347.3	22.7%
Digital and Consumer Products	176.8	8.6%	178.5	11.4%	160.5	10.5%
Standard Products	488.5	23.8%	497.9	31.8%	505.2	33.0%
Custom and Foundry Product Group	526.3	25.6%	96.4	6.2%	100.6	6.6%

Total revenues	$2,054.8		$1,566.2		$1,531.8

Revenues from automotive and power regulation declined from 2007 to 2008 and increased from 2006 to 2007. In 2008, this decline can be attributed to a decrease in revenues from DC to DC conversion of 13%, analog auto products of 16%, and LDO and Voltage regulator products of 8%, partially offset by increases in rectifier of 4%, AC to DC conversion of 8% and auto power of 15% from the prior year. In 2007, this increase can be attributed to an increase in revenues from AC to DC conversion of 5%, rectifier of 4%, analog automotive of 14%, auto power of 30%, and DC to DC conversion products of 1%, partially offset by a decrease in LDO and voltage regulator products of 2%.

Revenues from computing products increased from 2007 to 2008 and from 2006 to 2007. The increase from 2007 to 2008 can be attributed to an increase in revenues from power switching of 264% and signal and interface products of 1%, partially offset by decreases from low and medium voltage MOSFET of 5%. The increase from 2006 to 2007 can be attributed to increased revenues from low and medium voltage MOSFET of 3% and power switching products of 12%, partially offset by decreases in signal and interface products of 1%.

Revenues from digital and consumer products decreased from 2007 to 2008 and increased from 2006 to 2007. The decrease from 2007 to 2008 can be attributed to decreased revenues from analog switches of 9% and filters of 4%, partially offset by increases in revenues from low voltage power products of 7%. The increase from 2006 to 2007 can be attributed to increased revenues from filters of 17% and low voltage power products of 15%.

Revenues from standard products decreased from 2007 to 2008 and from 2006 to 2007. This segment consists of many products that are available from numerous competitors in the marketplace and is thus heavily influenced by pricing pressures and general market conditions. The decrease in revenues from 2007 to 2008 is primarily attributed to decreases in revenues from high frequency products of 20%, standard logic products of 4%, zener products of 5%, thyristor products of 9%, small signal products of 1% and bipolar power products of 3%, partially offset by increases in revenues from protection products of 23%. The decrease in revenues from 2006 to 2007 is primarily attributed to decreases in revenues from standard logic of 15%, high frequency of 12%, thyristor of 13%, bipolar power of 6%, and zener products of 1.7%, partially offset by increases in small signal of 4% and protection products of 11%.

Revenues from the custom foundry product group increased from 2007 to 2008 and decreased from 2006 to 2007. The increase in revenues from 2007 to 2008 is primarily attributed to revenues from the acquisition of the AMIS business, partially offset by a decline in activity pursuant to the LSI wafer supply agreement. The decrease from 2006 to 2007 is due to lower volume purchases by LSI under the wafer supply agreement with LSI that began in May 2006 related to our purchase of LSI’s Gresham, Oregon wafer fabrication facility.

Revenues by geographic area as a percentage of revenues were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Americas	24.6%	23.8%	25.9%
Asia/Pacfic	57.7%	61.6%	59.1%
Europe	17.7%	14.6%	15.0%

Total	100.0%	100.0%	100.0%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend in 2007 but the acquisitions of AMIS reversed the trend in 2008.

One of our customers accounted for 11% of our revenues for the years ended December 31, 2008, 2007 and 2006.

Gross Profit

Our gross profit was $745.5 million, $590.5 million, and $589.0 million in 2008, 2007 and 2006, respectively. As a percentage of revenues, our gross profit was 36.3%, 37.7%, and 38.5% in 2008, 2007 and 2006, respectively. Gross profit as a percentage of revenues decreased during 2008 compared to 2007, primarily due to the sale of inventory that was written up to fair market value in connection with the acquisitions of AMIS and the PTC Business from ADI, which had a 9.5% impact, as well as the decrease in average selling prices of 5.0%, partially offset by cost reduction activities. Gross profit as a percentage of revenues decreased slightly during 2007 as compared to 2006, primarily due to cost reductions from our profitability enhancement programs and increased sales volume, substantially offset by decrease of 6.0% in average selling prices. The gross profit by reportable segment in each of these three years were as follows (dollars in millions):

	Year Ended December 31, 2008	As a % Net Revenue	Year Ended December 31, 2007	As a % Net Revenue	Year Ended December 31, 2006	As a % Net Revenue
Automotive & Power Regulation	$167.4	8.1%	$170.4	10.9%	$176.8	11.5%
Computing Products	156.9	7.6%	134.0	8.6%	128.4	8.4%
Digital & Consumer Products	92.9	4.5%	97.5	6.2%	83.2	5.4%
Standard Products	196.4	9.6%	212.3	13.6%	212.9	13.9%
Custom and Foudry Product Group	175.6	8.5%	(2.8)	-0.2%	18.9	1.2%

Gross profit by segment	789.2		611.4		620.2
Unallocated Manufacturing	(43.7)	-2.1%	(20.9)	-1.3%	(31.2)	-2.0%

Total gross profit	$745.5	36.3%	$590.5	37.7%	$589.0	38.5%

Gross profit from automotive and power regulation decreased from 2007 to 2008. The decrease can be attributed to decreased gross profit from DC to DC conversion products of 21%, analog automotive products of 15%, and LDO and voltage regulator products of 9%, partially offset by increases in gross profit from rectifier products of 11%, AC to DC conversion products of 5% and auto power products of 40%. Gross profit from automotive and power regulation decreased from 2006 to 2007. The decrease can be attributed to decreased gross profit from rectifier of 21%, and DC to DC conversion of 4%, partially offset by increases from AC to DC conversion of 2%, auto power of 5%, analog automotive of 16%, and LDO and voltage regulator products of 2%.

Gross profit from computing products increased from 2007 to 2008. The increase can be attributed to increased gross profit from power switching products of 1301% and signal and interface products of 10%, partially offset by decreases in low and medium voltage MOSFET products of 17%. Gross profit from computing products increased from 2006 to 2007. The increase can be attributed to increased gross profit from low and medium voltage MOSFET products of 16%, partially offset by decreases from power switching products of 72% and signal and interface products of 1%.

Gross profit from digital and consumer products decreased from 2007 to 2008. The decrease can be attributed to decreases in filters of 6% and analog switches of 19%, partially offset by increases in low voltage products of 8%. Gross profit from digital and consumer products increased from 2006 to 2007. The increase can be attributed to increased gross profit from analog switch of 8%, filter of 17% and low voltage products of 26%.

Gross profit from standard products decreased from 2007 to 2008. The decrease can be attributed to decreases in high frequency products of 24%, small signal products of 11%, zener products of 8% and thyristor products of 10%, partially offset by increases in gross profit from protection products of 31%, bipolar power products of 6% and standard logic products of 3%. Gross profit from standard products remained relatively flat from 2006 to 2007. Increases in protection products of 22%, small signal of 6% and zener products of 12% were offset by decreases in standard logic of 30%, high frequency of 11%, thyristor of 30% and bipolar power products of 10%.

Gross profit from the custom and foundry product group increased from 2007 to 2008. The increase is attributed to gross profit from the acquisition of the AMIS business partially offset by a $70.7 million expense related to a step up in the inventory valuation as of the acquisition date, and decreases in gross profit pursuant to the LSI wafer supply agreement. Gross profit from custom and foundry product group decreased from 2006 to 2007 due to the decrease in volume of wafers sold to LSI.

Certain costs incurred during the manufacturing process are not allocated to the reportable segments. The increase in unallocated manufacturing costs from $20.9 million in 2007 to $43.7 million in 2008 was due primarily to the write off of in-process research and development associated with our acquisitions of AMIS and Catalyst of $27.1 million combined with lower underutilized factory costs. The decrease in unallocated manufacturing costs from $31.2 million in 2006 to $20.9 million in 2007 was due primarily to lower underutilized factory costs.

Operating Expenses

Research and development expenses were $233.9 million, $133.0 million and $101.2 million, representing 11.4%, 8.5% and 6.6% of revenues in 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 was primarily attributable to increased expense associated with on-going research and development activities as a result of the acquisitions of Catalyst, AMIS and the PTC Business from ADI, as well as the development of new process technologies in our Gresham fabrication facility and the effects of foreign currency on wages. The increase from 2006 to 2007 was primarily attributable to increased employee salaries and wages and increased headcount, and the costs to develop new products in our Gresham wafer fabrication facility and the expansion of our digital production capabilities in our Gresham wafer fabrication facility, partially offset by decreases in employee performance bonuses.

Selling and marketing expenses were $134.4 million, $94.6 million and $91.0 million, representing 6.5%, 6.0% and 5.9% of revenues in 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 was primarily attributed to increased selling and marketing activities as a result of the acquisition of AMIS combined with increased activity at our solution engineering centers in North America and Asia combined with the expansion of our sales and marketing presence in China and the effects of foreign currency on wages. The increase from 2006 to 2007 was primarily attributed to increased employee salaries and wages and increased stock compensation expense, partially offset by a decrease in employee performance bonuses.

General and administrative expenses were $122.4 million, $82.7 million and $86.7 million representing 6.0%, 5.3% and 5.7% of revenues in 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 was attributable to increases in stock compensation expense, general and administrative expenses associated with the acquisition of AMIS and increased costs associated with AMIS integration activities, combined with the effects of foreign currency on wages, partially offset by decreased employee performance bonuses. The decrease from 2006 to 2007 was attributable to decreases in employee performance bonuses partially offset by increased salaries and wages from higher headcount and legal fees.

Other Operating Expenses — Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other charges were $26.2 million, $3.0 million and ($6.9) million in 2008, 2007 and 2006, respectively. Our individual quarterly restructuring charges are summarized below. For more information see Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this report.

•	$3.7 million charge recorded in the fourth quarter of 2008, consisting of:

•

$2.3 million of asset impairments resulting from the fact that we have changed our plans related to the use of certain software, and management considers the cease of use of these assets as other than temporarily impaired;

•	$0.1 million charge relating to the cancellation of contract with supplier associated with the May 2008 announced shutdown of manufacturing facilities in Piestany, Slovakia;

•	$0.8 million of employee separation charges associated with the May 2008 announced shutdown of the manufacturing facility in Piestany, Slovakia;

•	$0.5 million of exit costs associated with the exit and clean up of wafer fabrication facility.

•	$2.5 million charge recorded in the third quarter of 2008, consisting of:

•

$1.9 million of employee separation charges: including $1.1 million of termination benefits for 24 AMIS employees due to plans to eliminate certain duplicative positions and $0.8 million for termination benefits for approximately 430 employees due to the announced shutdown of the manufacturing facilities in Piestany, Slovakia.

•	$0.6 million of exits costs related to the 2008 acquisition of AMIS for charges incurred to clean up and exit an AMIS fabrication facility.

•	$14.2 million charge recorded in the second quarter of 2008, consisting of:

•

$4.1 million of employee separation charges: including $3.6 million of employee separation charges to eliminate certain duplicative positions for 77 individuals, 19 of who were employees of AMIS prior to the acquisition; $0.2 million of employee separation charges, when plans were announced to consolidate manufacturing efforts. Production activities from our wafer manufacturing facilities in Phoenix, Arizona will be transferred to our off-shore lower cost manufacturing facilities, and $0.3 million of employee separation charges, for 6 employees when plans were announced to consolidate a portion of the operations on our Hong Kong design center;

•

$0.3 million of exit costs related to the 2008 acquisition of AMIS for charges incurred to terminate software licenses under certain lease agreements with external customers found to be duplicative between historical ON Semiconductor licenses and historical AMIS licenses;

•	$9.8 million of asset impairments included in restructuring: of which $7.9 million related to the planned shutdown of Piestany, Slovakia manufacturing facilities.

•	$5.8 million charge recorded in the first quarter of 2008, consisting of:

•

$2.5 million of employee separation charges: including $1.7 million of employee separation charges to eliminate certain duplicative positions for 36 individuals of which 20 were employees of AMIS prior to the acquisition, and $0.8 million employee separation charges, when plans were announced to consolidate manufacturing efforts. Production activities from our wafer manufacturing facilities in Phoenix, Arizona will be transferred to our off-shore lower cost manufacturing facilities;

•	$1.8 million of exit costs related to the 2008 acquisition of AMIS for charges incurred to terminate software licenses under certain lease agreements with external customers found to be duplicative;

•	$2.2 million of asset impairments which results from the impairment of internally developed software that management does not consider a temporary cessation of use;

•	$0.7 million net gain for the settlement of the capital lease obligation, related to software licenses that were included in property, plant, and equipment.

•	$1.0 million charge recorded in the fourth quarter of 2007, consisting of:

•

$1.0 million of employee separation charges for changes in management structure at our Aizu, Japan manufacturing facility and for outsourcing health care professionals at our Seremban, Malaysia manufacturing facility.

•	$2.0 million charge recorded in the third quarter of 2007, consisting of:

•	$2.0 million of employee separation charges related to the announcement of reduction of factory support functions.

•	$10.2 million gain recorded in the fourth quarter of 2006, consisting of:

•	$5.7 million gain from insurance proceeds received to replace equipment damaged after an overhead fire prevention sprinkler malfunctioned in the Company’s Gresham wafer fabrication facility.

•	$3.9 million gain on sale of a building at our corporate headquarters in Phoenix, Arizona; and

•	$0.6 million gain on sale of a manufacturing facility at our East Greenwich, Rhode Island location.

•	$3.3 million charge recorded in the second quarter of 2006, consisting of:

•

$4.7 million of asset impairments resulting from the fact that we have no plans to use certain internally developed software, and management considers the cessation of use of these assets as other than temporarily impaired;

•

$1.2 million of net favorable adjustments to the employee separation charges reserve related to the previously planned transfer of wafer fabrication manufacturing operations from Malaysia to the United states, which was cancelled;

•	$0.1 million of net favorable adjustments to the employee separation charges reserve for general worldwide work force reductions announced in the second quarter of 2005; and

•	$0.1 million of net favorable adjustments to the employee separation charges reserve for employees whose terminations under the December 2002 restructuring program were rescinded.

Other Operating Expense — Goodwill Impairment Charges

We monitor the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Our goodwill has been allocated to a total of ten reporting units. We performed the annual impairment analysis of goodwill at the reporting unit level as of the first day of the fourth quarter by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying value of the goodwill exceeds the fair value of the reporting unit goodwill. During the fourth quarter of 2008, we determined that based on current market conditions and a decline in our business outlook, primarily due to the macroeconomic environment, $544.5 million of the carrying amount of our goodwill allocated to six of our reporting units was impaired. The goodwill allocated to these six reporting units was primarily from our December 31, 2007 acquisition of the PTC Business and our March 17, 2008 acquisition of AMIS. The remaining four reporting units whose goodwill was not impaired had declines in business outlook, although not significant enough to trigger impairment. We recognized goodwill impairment charges of $416.3 million in the custom and foundry products segment, $29.2 million in the automotive and power regulation segment, $5.9 million in the digital and consumer products segment and $93.1 million in the computing products segment for a total charge of $544.5 million. The fair value of each reporting unit to which goodwill was assigned was estimated using the present value of estimated future cash flows. There was no impairment of goodwill for the years ended December 31, 2007 and 2006.

Operating Income

Information about operating income from our reportable segments for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 are as follows, in millions:

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
For the year ended December 31, 2008:
Segment operating income	$78.5	$61.3	$49.7	$111.0	$3.8	$304.3
For the year ended December 31, 2007:
Segment operating income (loss)	$78.8	$62.8	$52.2	$138.0	$(5.4)	$326.4
For the year ended December 31, 2006:
Segment operating income	$91.1	$66.4	$37.7	$135.5	$17.3	$348.0

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Operating income for reportable segments	$304.3	$326.4	$348.0
Unallocated amounts:
Restructuring asset impairments and other charges, net	(26.2)	(3.0)	6.9
Goodwill impairment	(544.5)	—	—
Other unallocated manufacturing costs	(43.7)	(20.9)	(31.2)
Other unallocated operating expenses	(55.8)	(25.3)	(6.7)

Operating income	$(365.9)	$277.2	$317.0

Other unallocated operating expenses increased from $25.3 million in 2007 to $55.8 million in 2008 primarily due to increased costs associated with the write off of in-process research and development associated with our acquisitions of $27.1 million combined with increased costs to develop new products in our Gresham wafer fabrication facility that impact all reporting segments. Other unallocated operating expenses increased from $6.7 million in 2006 to $25.3 million in 2007 primarily due to increased costs to develop new products in our Gresham wafer fabrication facility that impact all reportable segments.

Interest Expense

Interest expense was $38.3 million, $38.8 million and $51.8 million in 2008, 2007 and 2006, respectively. The decrease in interest expense from 2007 to 2008 was primarily a result of lower London Interbank Offered Rate (“LIBOR”) in 2008. The decrease in interest expense from 2006 to 2007 was primarily a result of interest savings that resulted from the issuance of our 2.625% convertible senior subordinated notes due 2026 in December 2006 with a large portion ($199.0 million) used to reduce our senior bank facilities. Our weighted-average interest rate on long-term debt (including current maturities) was 3.2%, 3.4% and 4.9% per annum in 2008, 2007 and 2006, respectively. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Gain (Loss) on Debt Prepayment and Repurchases

Gain on debt prepayment totaled $11.0 million in 2008. During the fourth quarter of 2008, we repurchased $60.9 million of our zero coupon convertible senior subordinated notes due 2024, for approximately $49.4 million. The $11.5 million gain on the repurchase was offset by the write-off of $0.5 million of proportionate share of the debt issuance costs associated with the zero coupon convertible notes. Loss on debt prepayment totaled $0.1 million and $1.3 million in 2007 and 2006, respectively. During the first quarter of 2007, we incurred a loss on debt prepayment of $0.1 million resulting from the prepayment of $23.9 million of our senior bank facilities. During the fourth quarter of 2006, we used proceeds from the $484.0 million 2.625% convertible senior subordinated notes due 2026 and cash on hand to prepay a portion of our senior bank facilities. Accordingly, the $1.3 million loss on debt prepayment resulted from the write-off of a portion of debt issuance costs associated with the senior bank facilities. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Income Tax Benefit (Provision)

Income tax benefit (provision) was $9.4 million, ($7.7) million and ($0.9) million in 2008, 2007 and 2006, respectively.

The 2008 benefit included $2.2 million for income and withholding taxes of certain of our foreign operations and $5.4 million of new reserves for potential liabilities in foreign taxing jurisdictions, offset by the reversal of $17.0 million of previously accrued income taxes for anticipated audit issues due to the expiration of the statutes of limitations.

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

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our off-balance sheet arrangements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Commercial Commitments, Contractual Obligations and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2009	2010	2011	2012	2013	Thereafter
Standby letters of credit (Revolver) (1)	1.1	1.1	—	—	—	—	—
Bank guarantees and letters of credit (non-Revolver) (1)	15.7	8.1	—	0.2	—	1.3	6.1

	$16.8	$9.2	$—	$0.2	$—	$1.3	$6.1

	Payments Due by Period
Contractual obligations (3)	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt (2)	$1,296.0	$138.7	$264.0	$59.0	$154.4	$679.9	$—
Operating leases (1)	71.6	17.6	12.9	10.9	9.3	4.6	16.3
Other long-term obligations — pension plans	16.1	3.0	3.0	3.0	3.0	3.0	1.1
Purchase obligations (1):
Capital purchase obligations	21.5	16.7	1.4	1.4	1.4	0.3	0.3
Foundry and inventory purchase obligations	48.3	42.2	3.1	1.3	1.6	—	0.1
Mainframe support	0.7	0.7	—	—	—	—	—
Information technology and communication services	36.0	11.5	11.7	9.1	3.4	—	0.3
Other	28.2	14.2	7.3	2.9	2.8	0.2	0.8

Total contractual obligations	$1,518.4	$244.6	$303.4	$87.6	$175.9	$688.0	$18.9

(1)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources — Off Balance Sheet Arrangements” for a description of our off-balance sheet arrangements.)
(2)	Includes the interest portion of payments for long-term debt.
(3)	The table above does not include liabilities related to unrecognized tax benefits under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Because we are unable to reasonably estimate the timing of settlement of such FIN 48 liabilities, the table does not include $21.8 million of such non-current liabilities recorded on our consolidated balance sheet as of December 31, 2008.

Our long-term debt includes $171.9 million under senior bank facilities, $199.1 million of zero coupon convertible senior subordinated notes due 2024, $95.0 million under our 1.875% convertible senior subordinated notes due 2025, $484.0 million under our 2.625% convertible senior subordinated notes due 2026, $18.4 million outstanding loans with four Japanese banks, $43.2 million outstanding loans with two Chinese banks, $40.7 million outstanding loans with three Philippine banks, $25.0 million outstanding secured financing with a Belgian bank and $92.0 million of capital lease obligations. For purposes of the contractual obligation schedule, we have shown the convertible debt maturing upon the first put date. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.)

Our balance of cash and cash equivalents was $458.7 million at December 31, 2008. Despite recent revenue reductions, we have taken actions to lower the cash break even of the Company to $340.0 million as such we believe that our cash flows from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next 12 months.

Off Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desk top computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, leases or customs guarantees. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $1.1 million were outstanding under the revolving facility at December 31, 2008. One of our foreign exchange hedging agreements has a provision for termination if at any time the amount available under our revolving facility is less than $2.5 million. A bank guarantee of $4.8 million was outstanding under a non-reusable commitment credit with a Belgian bank as of December 31, 2008. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2008. We also have outstanding bank guarantees and letters of credit outside of our revolving facility and the non-reusable commitment credit totaling $10.9 million at December 31, 2008.

We have not recorded any liability in connection with these operating leases, letters of credit and bank guarantee arrangements. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $71.6 million as payments come due. Based on historical experience and information currently available, we believe we will not be required to make any payments under the standby letters of credit or bank guarantee arrangements.

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

See Part I, Item 3 “Legal Proceedings” of this report and Note 15: “Commitments and Contingencies” to our audited consolidated financial statements contained elsewhere in this report for possible contingencies related to legal matters and see Part I, Item 1 “Business — Government Regulation” of this report for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service including our senior subordinated notes, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand and targeted asset sales. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

We believe that the key factors that could affect our internal and external sources of cash include:

•

factors that affect our results of operations and cash flows, including changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our productivity and our ability to make the research and development expenditures required to remain competitive in our business; and

•

factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, our ability to maintain compliance with financial covenants under our existing credit facilities and other limitations imposed by our credit facilities or arising from our substantial leverage or arising out of the sudden reduction in the general availability of lending from banks or the related increase in cost to obtain bank financing.

Our ability to service our long-term debt including our senior subordinated notes, to remain in compliance with the various covenants and restrictions contained in our credit agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. The United States and global credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2009. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

As discussed in Note 8: “Long-Term Debt” to our audited consolidated financial statements included elsewhere in this report, our debt covenants require us to stay within certain leverage ratios based on the consolidated earnings (net income) before interest expense, provisions for income taxes, depreciation and amortization expense for the last four quarters. “Consolidated EBITDA,” as defined under the documents for our senior bank facilities totaled approximately $485.1 million for the four consecutive fiscal quarters ended December 31, 2008.

If we were not in compliance with the covenants contained in our senior bank facilities, the holders of our senior bank facilities could cause all outstanding amounts as of December 31, 2008, which were comprised of $171.9 million of our term loans, to be due and payable immediately and the $1.1 million of letters of credit to be fully cash collateralized. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of December 31, 2008 approximately $843.0 million remained outstanding under other debt that may be accelerated based on this covenant.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $501.2 million at December 31, 2008. Our working capital, excluding cash and cash equivalents, was $42.5 million at December 31, 2008, and has fluctuated between $69.2 million and $33.1 million over the last eight quarter-ends.

The components of our working capital at December 31, 2008 and 2007 are set forth below (in millions), followed by explanations for changes between 2007 and 2008 for cash, and cash equivalents and any other changes greater than $5 million:

	December 31,
	2008	2007	Change
Current Assets
Cash and cash equivalents	$458.7	$274.6	$184.1
Receivables, net	188.8	175.2	13.6
Inventories, net	335.5	220.5	115.0
Other current assets	55.5	68.3	(12.8)
Deferred income taxes	6.7	6.7	—

Total current assets	1,045.2	745.3	299.9

Current Liabilities
Accounts payable	178.2	163.5	14.7
Accrued expenses	138.4	101.3	37.1
Income taxes payable	4.1	3.5	0.6
Accrued interest	1.3	1.4	(0.1)
Deferred income on sales to distributors	114.1	120.4	(6.3)
Current portion of long-term debt	107.9	30.8	77.1

Total current liabilities	544.0	420.9	123.1

Net working capital	$501.2	$324.4	$176.8

The increase of $184.1 million in cash and cash equivalents is primarily due to $393.8 million in cash provided by operating activities, $127.7 million of cash provided by investing activities, which includes $172.7 million of cash acquired as part of the AMIS acquisition and $24.9 million of cash acquired as part of the Catalyst acquisition , partially offset by $337.1 million in cash used in financing activities.

The increase of $13.6 million in receivables, net is primarily due to receivables from the acquisitions held at year end of $91.1 million from AMIS and $8.7 million from Catalyst, offset by the decline in accounts receivable in the fourth quarter of 2008 due to decreasing revenues.

The increase of $115.0 million in inventory is primarily the result of raw materials, work in process and finished goods inventory held at year end of $64.1 million from the acquisition of AMIS and $27.8 million from the acquisition of Catalyst as well as a reduction in shipments to customers during the last quarter of 2008, due to the downturn in the macroeconomic environment.

The decrease of $12.8 million in other current assets is primarily due to usage of supply agreement prepayment of inventory with ADI in connection with our acquisition of the PTC Business partially offset by increases from acquisitions of $18.7 million from AMIS and $0.4 million from Catalyst held at year end.

The increase of $14.7 million in accounts payable is the result of liabilities assumed from the Catalyst acquisition of $5.9 million and $34.7 million from the AMIS acquisition held at year end, offset by decreases due to lower inventory builds in the fourth quarter of 2008.

The increase of $37.1 million in accrued expenses is primarily due to liabilities assumed from the AMIS and Catalyst acquisitions of $57.4 million and $3.0 million held at year end, respectively partially offset by timing of payments.

The decrease of $6.3 million in deferred income on sales to distributors is primarily due to decreases in revenues compared to prior period.

The increase of $77.1 million in current portion of long-term debt was primarily due to obligations under the new Philippine, Belgian and Japanese loans, maturing Chinese loans and additional capital lease obligations. (See Note 8: “Long-Term Debt” for further discussion)

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $95.0 million, $140.7 million and $199.0 million in 2008, 2007 and 2006, respectively. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 11: “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this report. For further discussion of our tax reserves, see Note 9: “Income Taxes” to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

Since we became an independent company as a result of our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. Our long-term debt includes amounts outstanding under our senior bank facilities, which contain covenants with which we were in compliance as of December 31, 2008.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures have continued in 2008. Set forth below is a summary of the key financing events affecting our capital structure during the last three years.

February 2006 Amendment to Senior Bank Facilities

In February 2006, we refinanced the term loans under our senior bank facilities to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50%. The amended and restated credit agreement also provided for a step down provision that would further reduce the interest rate to LIBOR plus 2.25% if we maintain a specified credit rating and meet a specified leverage ratio test that first applied based on the 2005 results.

March 2006 Amendment to Senior Bank Facilities

The credit agreement relating to our senior bank facilities included a provision requiring an annual calculation of excess cash flow (as defined) and the application of a portion of that excess cash flow as a prepayment of loans outstanding under the agreement. In March 2006, we obtained an amendment of this provision that required repayment only at the election of the debt holders.

April 2006 Equity Offering

On April 6, 2006, we completed a public offering of our common stock registered pursuant to a shelf registration statement originally filed with the SEC on January 2, 2004. In connection with this offering, we issued approximately 11.2 million shares (which includes 0.7 million shares issued to cover over-allotments) at a price of $7.00 per share. The net proceeds from this offering received by us were $76.1 million after deducting the underwriting discount of $1.6 million ($0.14 per share) and offering expenses of $0.4 million. The net proceeds were primarily used to partially fund the purchase of LSI’s Gresham, Oregon wafer fabrication facility during the second quarter of 2006, which had a total purchase price of $105.0 million.

July 2006 Exchange Offer for Zero Coupon Convertible Senior Subordinated Notes due 2024

On April 6, 2004, we commenced a cash tender offer for all of our then outstanding 12% senior subordinated notes due 2009. In order to finance the cash tender offer, we issued $260.0 million of zero coupon convertible senior subordinated notes due 2024. We received net proceeds of approximately $251.2 million from the sale of the notes after deducting commissions and estimated offering expenses of $8.8 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of April 15, 2010. The notes do not bear cash interest, nor does the principal amount accrete. The effective interest rate of the notes resulting from the amortization of debt issuance costs is 0.58%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing domestic subsidiaries.

In June 2006, we commenced an offer to exchange all of our then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 (the “Old Notes”) for a like principal amount of (the “New Notes”) plus an exchange fee of $2.50 per $1,000 principal amount of their Old Notes validly tendered and accepted for exchange. The New Notes contain a net share settlement feature, which reduce the amount of shares included in diluted net income per share. On July 21, 2006, we issued $259.5 million aggregate principal amount of New Notes that are convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principal under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old Notes were tendered and subsequently exchanged. On August 9, 2006, we entered into transactions with four of the remaining holders of the Old Notes and exchanged $443,000 aggregate principal amount of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. We intend to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

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

The notes will mature on April 15, 2024. Beginning April 15, 2010, we may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to April 15, 2010, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require us to repurchase the notes for cash on April 15, of 2010, 2014 and 2019 at a repurchase price equal to 100% of the principal amount of such notes. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes.

The notes which are unsecured obligations, will be subordinated in right of payment to all of our existing and future senior indebtedness, will rank pari passu in right of payment with all of our existing and future senior subordinated indebtedness and will be senior in right of payment to all of our existing and future subordinated obligations. The notes will also be effectively subordinated to any of our or our subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

In November of 2008, our Board of Directors authorized the repurchase of up to $50.0 million of our convertible notes, subject to certain conditions. We repurchased $60.9 million of aggregate principal of our zero coupon senior subordinated notes due 2024 for $49.4 million. The $11.5 million gain was the result of the repurchase of zero coupon senior subordinated notes due 2024 and was offset by the write-off of $0.5 million of the proportionate share of the remaining capitalized closing costs related to the zero coupon senior subordinated notes due 2024, resulting in a net gain on debt repurchase of $11.0 million. The average asking price of the notes repurchased was approximately 81% of the coupon.

August and September 2006 Chinese Loan Refinancing

In August and September 2006, we refinanced our then existing loans with two Chinese banks. Our long-term debt includes a $14.0 million loan facility due in 2009 with a Chinese bank, from tranches that were entered into from November 2000 through February 2001. Interest on this loan facility is payable quarterly based on 3-month LIBOR plus 1.2%.

Our long-term debt includes a $6.0 million loan facility due in 2009 with the same Chinese bank as the $14.0 million loan facility, entered into in August 2006. Interest on this loan is payable quarterly based on 3-month LIBOR plus 1.2%.

Our long-term debt also includes a $34.6 million loan facility with another Chinese bank. This loan facility is comprised of three tranches of $20.0 million, $5.0 million and $9.6 million. The $20.0 million tranche was modified in August 2006 and is due in 2009 with $13.0 million amortizing quarterly over three years. The remaining $7.0 million is due in October 2009. The $5.0 million tranche was executed in August 2006 and is due in September 2009. The $9.6 million tranche was executed in December 2003 with scheduled quarterly principal payments through December 2013. Interest on the three tranches is payable semi-annually based on 6-month LIBOR plus 1.2%.

November 2006 Fixed Asset Sale Lease Back

In November 2006, we sold assets with a net book value of $30.8 million for $70.0 million to a leasing agency under a sale-leaseback arrangement. We recognized a deferred gain on the transaction in the amount of $39.2 million. Concurrently, we purchased the assets under a capital lease agreement with a net present value of minimum lease payments of $59.0 million, which we are depreciating over six years. We used the proceeds to repay $55.0 million of outstanding principal under our senior bank facilities and the remainder for general corporate purposes.

December 2006 issuance of 2.625% Convertible Senior Subordinated Notes

On December 15, 2006 we issued $484.0 million of 2.625% convertible senior subordinated notes due 2026. We received net proceeds of approximately $471.7 million from the sale of the notes after deducting commissions and estimated offering expenses of $13.3 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2013. We used the net proceeds to repay $199.1 million outstanding principal of our senior bank facilities and to repurchase 30.7 million shares of our outstanding common stock for $230.0 million and the remainder for general corporate purposes. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2007. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing domestic subsidiaries.

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

The notes will mature on December 15, 2026. Beginning December 20, 2013, we may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to December 15, 2013, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require us to repurchase the notes for cash on December 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

The notes which are unsecured obligations, will be subordinated in right of payment to all of our existing and future senior indebtedness, will rank pari passu in right of payment with all of our existing and future senior subordinated indebtedness and will be senior in right of payment to all of our existing and future subordinated obligations. The notes will also be effectively subordinated to any of our or our subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

March 2007 Amendment to Senior Bank Facilities

In March 2007, we refinanced $175.0 million of term loan under our senior bank facilities to, among other things, reduce the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. We also refinanced $25.0 million of revolving facility to reduce the commitment and participation fees from 0.50% to 0.375% and from 2.75% to 1.75%, respectively. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, we repaid in the first quarter of 2007 approximately $23.9 million of the term loan under the senior bank facilities. Also see Part IV, Item 15 “Exhibit and Financial Statement Schedules,” Note 8: “Long-Term Debt” of the notes to the consolidated audited financial statements of this Form 10-K.

October 2007 Philippine Loan

In October 2007, we entered into a five-year syndicated loan agreement with three Philippine banks to finance capital expenditures and other general corporate purposes. The loan amount of $25.0 million, which had a remaining balance of $21.8 million at December 31, 2008, bears interest payable quarterly based on 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in October 2012.

March 2008 Fixed Asset Sale Lease Back

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

March 2008 Short-Term Bridge Loan

As part of the AMIS acquisition in March 2008, we assumed the obligations under a short-term bridge loan entered into by one of our European subsidiaries. The bridge loan was with a Belgian bank for $39.3 million (based on the euro-to-dollar exchange rate in effect at that date) originally due May 31, 2008 and extended until July 31, 2008 with the proceeds to be used to finance capital expenditures and other general corporate purposes. The loan interest was paid weekly based on the one week EURO Interbank Offered Rate (“Euribor”) plus 0.5%. In June 2008, the Short-Term Bridge Loan was repaid with the proceeds from the June 2008 Belgian loan.

April 2008 Japanese Loan

In April 2008, one of our Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $5.5 million at December 31, 2008 (based on the yen-to-dollar exchange rate in effect at that date), bears interest payable quarterly at an annual rate of 1.875%.

June 2008 Belgian Loan

In June 2008, one of our European subsidiaries, entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which had a balance of $25.0 million as of December 31, 2008, (based on the euro-to-dollar exchange rate in effect at that date), bears interest payable daily at the European Overnight Index Average (“EONIA”) plus 0.4%. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The term of the agreement is six months, which automatically extends and can be cancelled thereafter by a 90-day written notification.

August 2008 Philippine Loan

In August 2008, one of our Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $12.1 million as of December 31, 2008, bears interest payable quarterly based on 3-month LIBOR plus 0.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in August 2013.

September 2008 Philippine Loan

In September 2008, one of our Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $6.8 million as of December 31, 2008, bears interest payable quarterly based on 3-month LIBOR plus 1.25% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in September 2013.

November 2008 Japanese Loan

In November 2008, one of our Japanese subsidiaries entered into a five-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $3.3 million as of December 31, 2008 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 1.875% and requires semi-annual principal payments through November 2013 of approximately $0.3 million (based on the yen-to-dollar exchange rate at December 31, 2008) along with accrued interest.

December 2008 Japanese Loan

In December 2008, one of our Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $1.7 million as of December 31, 2008 (based on the yen-to-dollar exchange rate in effect at that date), bears interest payable monthly at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.75%.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2008 and 2007 (dollars in millions):

	December 31, 2008	December 31, 2007
Senior Bank Facilities:
Term Loan, interest payable monthly and quarterly at 2.2113% and 6.5800%, respectively	$171.9	$173.7
Revolver	—	—

	171.9	173.7
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	199.1	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (2)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (3)	484.0	484.0
2.25% Loan with Japanese bank due 2009 through 2010, interest payable semi-annually	7.9	9.6
Loan with Philippine banks due 2009 through 2012, interest payable quarterly at 5.8188% and 6.2475%, respectively	21.8	25.0
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 2.9463%	12.1	—
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 3.1713%	6.8	—
Loan with Chinese bank due 2009, interest payable quarterly at 2.6975% and 6.1100%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 2.6975% and 6.1100%, respectively	6.0	6.0
Loan with Chinese bank due 2009, interest payable semi-annually at 5.4550% and 6.3375%, respectively	11.3	15.7
Loan with Chinese bank due 2009, interest payable semi-annually at 5.1750% and 6.3413%, respectively	5.0	5.0
Loan with Chinese bank due 2009 through 2013, interest payable semi-annually at 3.0913% and 6.0488%, respectively	6.9	8.2
Loan with Belgian bank, interest payable daily at 2.7520%	25.0	—
5.0% Note payable to Oregon State	—	0.5
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	5.5	—
Loan with Japanese bank due 2009 through 2013, interest payable semi-annually at 1.875%	3.3	—
Short-term loan with Japanese bank due 2009, interest payable monthly at 1.42%	1.7	—
Capital lease obligations	92.0	62.7

	1,169.3	1,159.4
Less: Current maturities	(107.9)	(30.8)

	$1,061.4	$1,128.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 shall be purchased by the Company at the option of the holders of the notes on April 15, 2010, or thereafter.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 shall be purchased by the Company at the option of the holders of the notes on December 15, 2012, or thereafter.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 shall be purchased by the Company at the option of the holders of the notes on December 15, 2013, or thereafter.

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

SCI LLC, our primary domestic operating subsidiary, is the borrower under our senior bank facilities. ON Semiconductor and our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities. ON Semiconductor is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. Our other domestic subsidiaries, with the exception of our domestic subsidiaries acquired from AMIS and Catalyst, fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantee the senior bank facilities or the notes.

As of December 31, 2008, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through December 31, 2009.

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

The maximum secured leverage ratio financial maintenance covenant in the credit agreement relating to our senior bank facilities (comprised of our term loan and our revolving facility) requires that, at the end of each fiscal quarter during which any revolving loans, swingline loans or letters of credit are outstanding under our $25 million revolving facility (other than letters of credit fully secured by cash collateral on terms to be agreed), the Secured Leverage Ratio (as defined in such credit agreement) not exceed 2.5 to 1.0, provided that if, at the end of any such fiscal quarter, the Secured Leverage Ratio exceeds 2.5 to 1.0, SCI LLC may, within 45 days after the end of such fiscal quarter, repay all loans outstanding under our revolving facility and fully cash collateralize all letters of credit thereunder, and if SCI LLC does so then no default shall be deemed to have occurred and be continuing. Provided the Company cures the default as outlined above, the $171.9 million outstanding as of December 31, 2008 under our term loan remains due in 2013. The company currently has $1.1 million in outstanding letters of credit under our $25 million revolving facility.

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

Balance at January 1, 2007	$21.7
Additions based on tax positions related to the 2007 year	1.7
Reductions for tax positions of prior years	(1.7)
Lapse of statute	(0.7)
Settlements	(1.1)

Balance at December 31, 2007	19.9
Reserves acquired—AMIS and Catalyst	6.8
Additions related to tax positions current year	4.0
Reductions for tax positions of prior years	(0.7)
Lapse of statute	(10.5)
Settlements	(1.2)
Currency adjustments	1.1

Balance at December 31, 2008	$19.4

Included in the balance at December 31, 2008 is $17.4 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. No portion of the total $19.4 million balance of unrecognized tax benefit at December 31, 2008 relates to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2008, as a result of expiring statutes of limitations.

We recognize interest accrued related to unrecognized tax benefits in tax expense. We recognized approximately $(4.1) million and $2.7 million in interest expense (income) and penalties for the years December 31, 2008 and 2007, respectively. Additionally, upon acquisition of AMIS and Catalyst, the balance of accrued interest and penalties increased by $1.2 million. We had approximately $3.9 million and $6.8 million for the payment of interest and penalties accrued at December 31, 2008, and 2007, respectively.

Funded Status of Employee Benefit Plans

See Note 12: “Employee Benefit Plans” of the notes to our audited consolidated financial statements elsewhere in this report for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans.”

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 3: “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report contains a detailed summary of our significant accounting policies. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

Revenue.    We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. Distributor revenue is recognized in various ways within the industry, some recognize revenue upon sale to the distributor, while others, like us, recognize the revenue when the sale is made to the end customer. Additionally, there can often be a lag in the data collection from distributors, which makes the calculation of revenue recognition challenging. Due to our high distributor sales, revenue recognition is a critical accounting policy. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet. We recognize the related revenue and cost of revenues when the distributor informs us that they have resold the products to the end user. Inaccuracies in the sales or inventory data provided to us by our distributors can therefore result in inaccuracy in our reporting revenues. As a result of our inability to reliably estimate up front the effect of the returns and allowances with these distributors, we defer the related revenue and margin on sales to distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Inventories.    We carry our inventories not related to an acquisition at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material, except for the sale of obsolete leaded parts during the first quarter of 2007 for approximately $4.0 million. Upon the acquisition of a company such as AMIS, Catalyst and the ADI PTC Business we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the year ended December 31, 2008 approximately $70.7 million of initial $87.4 million in the inventory step up for the Catalyst, AMIS and ADI acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $16.7 million in inventory at December 31, 2008. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2006, 2007 and 2008, no incremental domestic deferred tax benefits were recognized. As of December 31, 2008 and 2007, gross deferred tax assets were $672.3 million and $619.1 million, respectively, and the deferred tax asset valuation allowance was $670.2 million and $619.3 million, respectively. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Goodwill.    We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. Our methodologies used for valuing goodwill during 2008 have not changed since 2007.

We have determined that our product families, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill under SFAS No. 142, because they are one level below the operating segment, they constitute individual businesses as defined in EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and our segment management regularly reviews the operating results of each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. We determined the fair value of each reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

We perform our annual impairment analysis as of the first day of the fourth quarter of each year. During the first step of our annual impairment analysis in the fourth quarter of 2008, we determined that the carrying amount of our goodwill for six of our product families may not be recoverable. After completing the second step of our annual impairment analysis for those six product families, we recognized a total charge of $544.5 million, of which $416.3 million was from our custom and foundry product group, $29.2 million from our automotive and power regulation group, $5.9 million from our digital and consumer products group and $93.1 million from our computing products group.

We used the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The material assumptions used for the income approach were five years of projected net cash flows, a discount rate of 14.5% and a long-term growth rate of 3%. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses.

The total fair value of the six impaired reporting units was $581.0 million. A one percentage point change in the discount rate would have impacted the fair value of the six impaired reporting units tested by approximately $47.7 million. A one percentage point change in the long-term growth rate would have impacted the fair value by approximately $31.9 million.

Our next annual test for impairment is expected to be performed in our fourth quarter of 2009; however, further declines in operating results and in our business outlook, primarily due to the current macroeconomic environment, may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Plans.    We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. For example, as of December 31, 2008, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $3.9 million.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. Our adoption of SFAS 141(R) relates specifically to future acquisitions and will be applied to the extent that future acquisitions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We have determined that the adoption of SFAS 160 on January 1, 2009 will have a significant impact on our Balance Sheet with an increase equity in the amount of approximately $17.3 million (based on December 31, 2008 balance of minority interest). Additionally, the amount of net income attributed to the noncontrolling interest will now be included in consolidated net income on the face of the income statement.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have determined that the adoption of APB 14-1 on January 1, 2009 will have a material impact on the results of operations due to higher non-cash interest expense and will initially improve our reported financial position as equity will increase by approximately $134.1 million and debt will decrease by approximately $134.1 million on our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and out 2.625% convertible senior subordinated notes due 2026. Additionally, our estimated non-cash interest expense will be approximately $34.7 million during 2009.

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“Issue 07-05”). EITF No. 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, some instruments that are potentially subject to the guidance in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“Issue 00-19”) but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our adoption of Issue 07-05 is not expected to impact our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FASB Interpretation No. (“FIN”) 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). This FSP amends SFAS No. 140, “Transfer of Financial Assets and Extinguishments of Liabilities” and FIN 46 R, “Consolidation of Variable Interest Entities” and requires enhanced disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities. The additional disclosures provide greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The FSP is effective for the first reporting period ending after December 15, 2008. Our adoption of FSP No. FAS 140-and FIN 46(R)-8 is not expected to materially impact our results of operations or financial condition.

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets,” which amends SFAS No. 132, “Employers’ Disclosures about Pensions and Other

Postretirement Benefits.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of these disclosures are to provide users of financial statements with an understanding of:

a.	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

b.	the major categories of plan assets;

c.	the inputs and valuation techniques used to measure the fair value of plan assets;

d.	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and

e.	significant concentrations of risk within plan assets.

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact of adopting this new standard.

Item 7A. Quantitative	and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2008, our long-term debt (including current maturities) totaled $1,169.3 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $886.8 million. We do have interest rate exposure with respect to the $282.5 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

One of our foreign exchange hedging agreement has a provision for termination if at any time the amount available under our revolving facility is less than $2.5 million.

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

Changes in Internal Control Over Financial Reporting.    On October 10, 2008 we acquired Catalyst. Catalyst operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Catalyst processes into our own systems and control environment. We currently expect to complete the incorporation of Catalyst’s operations into our systems and control environment in the second half of 2009.

There have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2008 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. We have concluded that our internal control over financial reporting was effective as of December 31, 2008.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, excluded AMIS and Catalyst because they were acquired by the Company in a purchase business combination during 2008. The total assets and total revenue of the AMIS represent 30.5% and 22.3% of consolidated total assets and consolidated total revenue, respectively, of the Company as of and for the year ended December 31, 2008. The total assets and total revenue of Catalyst represent 4.3% and 0.4% of consolidated total assets and consolidated total revenue, respectively, of the Company as of and for the year ended December 31, 2008. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B. Other	Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” and “Section 16(a) Reporting Compliance” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2008 in connection with our 2009 Annual Meeting of Stockholders (“Proxy Statement”).

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

The information incorporated by reference under the caption “Compensation Committee Report” in our Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act, as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions “Principal Stockholders” and “Share Ownership of Directors and Officers” in our Proxy Statement.

The following table sets forth equity compensation plan information as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (5)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Stockholders (1)	28,082,127	(3)	$6.93	23,112,277	(6)
Equity Compensation Plans Not Approved By Stockholders (2)	12,318,551	(4)	$8.36	3,925,260	(7)

Total	40,400,678			27,037,537

(1)	Consists of the ON Semiconductor Corporation 1999 Founders Stock Option Plan as amended (“Founders Plan”), the ON Semiconductor Corporation 2000 Stock Incentive Plan, as amended, (“SIP”) and the 2000 Employee Stock Purchase Plan (“ESPP”).

(2)	The Company has assumed awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not be approved by ON Semiconductor stockholders but which was approved by AMIS stockholders. The Company has also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company stock holders but which were approved by Catalyst stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan. Also included are shares that were added to the SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan.
(3)	Includes 3,923,913 shares common stock subject to RSU’s that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service. This column excludes purchase rights accruing under the ESPP that have a shareholder approved reserve of 8,500,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% of the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.
(4)	Includes 926,860 shares common subject to RSUs assumed in connection with the acquisitions that will entitle each holder to on share of common stock for each unit that vests over the holder’s period of continued service.
(5)	Calculated without taking into account shares common subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(6)	Includes 1,082,512 shares of common stock reserved for future issuance under the ESPP and 22,029,765 shares of common stock available for issuance under the Founders Plan and the SIP. The number of securities remaining available for future issuance under these equity compensation plans increased by 12,350,259 effective January 1, 2009. This increase in securities remaining available for future issuance was calculated based on 3.0% of our total number of outstanding shares of common stock as of January 1, 2009.
(7)	Represents shares of Common Stock reserved for issuance under the SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan at the effective time of the merger. The Company elected to assume the available shares reserved for use under the SIP to grant awards following the merger to former AMIS employees and others who were not employees of the Company prior to the Merger.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

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

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals — Proposal 3 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	159

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibit:

EXHIBIT INDEX

Exhibit No.		Exhibit Description
2.1		Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3		Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Corporation’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

Exhibit No.		Exhibit Description
2.4		Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” or “Corporation,” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5	(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V.(incorporated by reference from Exhibit 2.6 to the Corporation’s Form 10-K filed with the Commission on February 12, 2008)†

2.5	(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)

2.6		Agreement and Plan of Merger and Reorganization, dated July 16, 2008, by and among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report Form 8-K filed with the SEC on July 17, 2008)†

3.1		Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Corporation’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2		Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

4.1		Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

4.2		Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3	(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3	(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005 (incorporated by reference from Exhibit 4.3(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

4.4		Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.5		Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.	Exhibit Description
4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1), of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.12	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.13	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.14	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

Exhibit No.	Exhibit Description
4.15	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.16	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.17	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No. 1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.1(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to the Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4	Employee Matters Agreements, as amended, dated May 11, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.5(c)	Amendment to the SCG Holding Corporation 1999 Founders Stock Option Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.3 of the Second Quarter 2007 Form 10-Q filed with the Commission on August 1, 2007)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.	Exhibit Description
10.7	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.8(e)	Amendment No. 4 to Employment Agreement with William George executed on September 1, 2006 (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.10(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to the Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(d)	2000 Stock Incentive Plan — Take Ownership (ON Ownership) Grant Agreement (incorporated by reference from Exhibit 10.33(b) to Amendment No. 3 to the Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.10(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(f)	Not used

10.10(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

Exhibit No.	Exhibit Description
10.10(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Corporation’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)(2)

10.10(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

10.10(k)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.11	2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.12(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.12(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.12(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.13(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.13(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.14(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.16(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)(2)

Exhibit No.	Exhibit Description
10.16(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Corporation’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.16(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.16(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.16(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.17(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.17(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.18(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.18(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.19(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.19(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008 (incorporated by reference from Exhibit 10.4 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.20(a)	Amendment and Restatement Agreement, dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

Exhibit No.	Exhibit Description
10.20(b)	Amended and Restated Credit Agreement dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999, (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20(c)	Reaffirmation Agreement, dated as of March 6, 2007, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, each subsidiary listed thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report Form 8-K filed with the Commission on March 9, 2007)

10.21(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank Sichuan Branch dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Corporation’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)

10.21(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(c) to the Corporation’s Annual Report on Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.22(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.22(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.23	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Corporation’s Form 10-K filed with the Commission on February 23, 2007)(2)

10.24(a)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.24(b)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April, 29 2008 (incorporated by reference from Exhibit 10.12 to the Corporation’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.24(c)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

Exhibit No.	Exhibit Description
10.25	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Corporation’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit D to Exhibit 2.1 of the Corporation’s First Quarter 2006 10-Q filed with the Commission on April 27, 2006)††

10.26	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on March 23, 2006) (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 29, 2006)(2)

10.27(a)	Bill of Sale dated November 7, 2006 executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(b)	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(c)	Amendment No. 1, dated as of March 11, 2008, to Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on March 17, 2008)

10.27(d)	Schedule No. 001 executed as of November 7, 2006 between Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(e)	Schedule No. 002, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27(f)	Bill of Sales each dated as of March 11, 2008, executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (Annex B to Schedule Nos. 0002 and 0003) and Description of Equipment (Annex A to Schedule Nos. 0002 and 0003) to Lease Agreement dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27(g)	Schedule No. 003, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27(h)	Corporate Guaranty of ON Semiconductor Corporation, executed as of March 11, 2008, in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.28	Purchase Agreement, dated December 27, 2006, between ON Semiconductor Corporation and TPG Semiconductor Holdings, LLC (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 28, 2006)

10.29	Agreement for Sale and Purchase, dated as of March 30, 2007, between Semiconductor Components Industries, LLC and Ridge Property Services II, LLC (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 5, 2007)

Exhibit No.	Exhibit Description
10.30(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and John Nelson (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.30(b)	Amendment No. 1 to Employment Agreement with John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.31	Loan Agreement with Chattel Mortgage, dated October 9, 2007, between ON Semiconductor Philippines, Inc., Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on October 12, 2007)

10.32(a)	Form of Voting Agreement (for the Chief Executive Officer of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and Christine King (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32(b)	Form of Voting Agreement (for executive officers, directors and certain other stockholders of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, directors and executive officers of AMIS Holdings, Inc., and certain significant stockholders of AMIS Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32(c)	Form of Parent Voting Agreement dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and the stockholder of the Corporation (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.33	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Corporation’s Third Quarter 2007 10-Q filed with the Commission on October 31, 2007)(2)

10.34	Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.35	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on February 14, 2008) (incorporated by reference from Exhibit 10.1 to the Corporation’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.36	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Corporation’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.37	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.38	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

Exhibit No.	Exhibit Description
10.39	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

10.40	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.41	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.42	Employment Agreement by and among Semiconductor Components Industries, LLC and Gelu Voicu, dated as of July 16, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-153164) filed with the Commission on August 22, 2008)(2)

10.43	Consulting Agreement by and between Semiconductor Components Industries, LLC and Phil Hester, dated as of December 22, 2008 (1)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of September 17, 2007 (incorporated by reference from Exhibit 14 in the Company’s Form 10-K filed with the Commission on February 12, 2008)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2009

ON SEMICONDUCTOR CORPORATION

By:	/S/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/S/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ DONALD A. COLVIN Donald A. Colvin	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009

* J. Daniel McCranie	Chairman of the Board of Directors	February 27, 2009

* Francis P. Barton	Director	February 27, 2009

* Curtis J. Crawford	Director	February 27, 2009

* Emmanuel T. Hernandez	Director	February 27, 2009

* Phillip D. Hester	Director	February 27, 2009

Daryl Ostrander	Director

* Robert H. Smith	Director	February 27, 2009

*By:	/S/ DONALD A. COLVIN Donald A. Colvin	Attorney in Fact	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the AMIS and Catalyst businesses from its assessment of internal control over financial reporting as of December 31, 2008 because the AMIS and Catalyst businesses were acquired by the Company in purchase business combinations during 2008. We have also excluded the AMIS and Catalyst businesses from our audit of Internal Control over Financial Reporting. AMIS, a wholly-owned subsidiary, had total assets and total revenues representing approximately 30.5% and 22.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. Catalyst, a wholly-owned subsidiary, had total assets and total revenues representing approximately 4.3% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/    PricewaterhouseCoopers LLP

Phoenix, Arizona

February 26, 2009

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$458.7	$274.6
Receivables, net	188.8	175.2
Inventories, net	335.5	220.5
Other current assets	55.5	68.3
Deferred income taxes	6.7	6.7

Total current assets	1,045.2	745.3
Property, plant and equipment, net	770.8	614.9
Goodwill	160.2	172.4
Intangible assets, net	333.4	57.5
Other assets	44.6	47.5

Total assets	$2,354.2	$1,637.6

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$178.2	$163.5
Accrued expenses	138.4	101.3
Income taxes payable	4.1	3.5
Accrued interest	1.3	1.4
Deferred income on sales to distributors	114.1	120.4
Current portion of long-term debt	107.9	30.8

Total current liabilities	544.0	420.9
Long-term debt	1,061.4	1,128.6
Other long-term liabilities	48.1	46.8
Deferred income taxes	4.7	6.9

Total liabilities	1,658.2	1,603.2

Commitments and contingencies (See Note 15)
Minority interests in consolidated subsidiaries	17.3	18.5

Common stock ($0.01 par value, 750,000,000 shares authorized, 457,542,365 and 338,031,721 shares issued, 411,675,289 and 292,615,751 shares outstanding), respectively	4.6	3.4
Additional paid-in capital	2,517.3	1,419.6
Accumulated other comprehensive loss	(53.6)	(0.5)
Accumulated deficit	(1,431.5)	(1,051.4)
Less: treasury stock, at cost; 45,867,076 and 45,415,970 shares, respectively	(358.1)	(355.2)

Total stockholders’ equity	678.7	15.9

Total liabilities, minority interests and stockholders’ equity	$2,354.2	$1,637.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$2,054.8	$1,566.2	$1,531.8
Cost of product revenues	1,309.3	975.7	942.8

Gross profit	745.5	590.5	589.0
Operating expenses:
Research and development	233.9	133.0	101.2
Selling and marketing	134.4	94.6	91.0
General and administrative	122.4	82.7	86.7
In-process research and development	27.1	—	—
Amortization of acquisition-related intangible assets	22.9	—	—
Restructuring, asset impairments and other, net	26.2	3.0	(6.9)
Goodwill impairment	544.5	—	—

Total operating expenses	1,111.4	313.3	272.0

Operating income (loss)	(365.9)	277.2	317.0

Other income (expenses), net:
Interest expense	(38.3)	(38.8)	(51.8)
Interest income	6.9	13.0	11.8
Other	(2.9)	—	0.5
Gain (loss) on debt prepayment	11.0	(0.1)	(1.3)

Other income (expenses), net	(23.3)	(25.9)	(40.8)

Income (loss) before income taxes and minority interests	(389.2)	251.3	276.2
Income tax (provision) benefit	9.4	(7.7)	(0.9)
Minority interests	(0.3)	(1.4)	(3.2)

Net Income (loss)	$(380.1)	$242.2	$272.1

Net income (loss) per common share:
Basic	$(1.00)	$0.83	$0.85

Diltuted	$(1.00)	$0.80	$0.80

Weighted average common shares outstanding:
Basic	379.0	290.8	319.8

Diluted	379.0	301.2	342.1

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions, except share data)

	Common Stock		Additional Paid - In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total
	Number of Shares	At Par Value				Number of Shares	At Cost
Balances at December 31, 2005	310,637,499	3.1	1,252.7	0.7	(1,556.8)	—	—	(300.3)
Issuance of common stock, net of issuance costs	11,160,265	0.1	76.0	—	—	—	—	76.1
Stock option exercises	4,332,861	0.1	14.4	—	—	—	—	14.5
Shares issued under the employee stock purchase plan	634,777	—	3.1	—	—	—	—	3.1
Repurchase of treasury stock	—	—	—	—	—	(40,415,970)	(300.0)	(300.0)
Stock compensation expense	—	—	10.2	—	—	—	—	10.2
Comprehensive income, net of tax:
Net income	—	—	—	—	272.1	—	—	272.1
Other comprehensive income (loss), net of tax:								—
Foreign currency translation adjustments	—	—	—	0.6	—	—	—	0.6
Effects of cash flow hedges	—	—	—	(0.9)	—	—	—	(0.9)

Other comprehensive income (loss), net of tax:	—	—	—	(0.3)	—	—	—	(0.3)

Comprehensive income	—	—	—	—	—	—	—	271.8
Adjustment to initially apply FASB Statements No. 158, net of tax	—	—	—	(0.8)	—	—	—	(0.8)

Balances at December 31, 2006	326,765,402	3.3	1,356.4	(0.4)	(1,284.7)	(40,415,970)	(300.0)	(225.4)
Impact of adoption of FIN 48 on Accumulated deficit on January 1, 2007	—	—	—	—	(8.9)	—	—	(8.9)
Stock option exercises	10,506,914	0.1	41.9	—	—	—	—	42.0
Shares issued under the employee stock purchase plan	641,802	—	4.8	—	—	—	—	4.8
Restricted stock units shares issued	117,603	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(5,000,000)	(55.2)	(55.2)
Stock compensation expense	—	—	16.5	—	—	—	—	16.5
Comprehensive income, net of tax:								—
Net income	—	—	—	—	242.2	—	—	242.2
Other comprehensive income (loss), net of tax:								—
Foreign currency translation adjustments	—	—	—	2.0	—	—	—	2.0
Amortization of prior year service costs	—	—	—	0.3	—	—	—	0.3
Effects of cash flow hedges	—	—	—	(2.1)	—	—	—	(2.1)
Prior service cost from legal plan update	—	—	—	(0.3)	—	—	—	(0.3)

Other comprehensive income (loss), net of tax:				(0.1)				(0.1)

Comprehensive income	—	—	—	—	—	—	—	242.1

Balances at December 31, 2007	338,031,721	3.4	1,419.6	(0.5)	(1,051.4)	(45,415,970)	(355.2)	15.9
Issuance of Common Stock in connection with acquisition of AMIS Holdings, Inc.	103,191,540	1.0	927.6	—	—	—	—	928.6
Issuance of Common Stock in connection with acquisition of Catalyst Semiconductor, Inc.	10,949,597	0.1	116.6	—	—	—	—	116.7
Issuance of common stock, net of issuance costs	—	—	—	—	—	—		—
Stock option exercises	2,644,432	0.1	15.2	—	—	—	—	15.3
Shares issued under the employee stock purchase plan	1,163,631	—	5.1	—	—	—	—	5.1
Restricted stock units issued	1,561,444	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(451,106)	(2.9)	(2.9)
Stock compensation expense	—	—	33.2	—	—	—	—	33.2
Comprehensive loss, net of tax:								—
Net loss	—	—	—	—	(380.1)	—	—	(380.1)
Other comprehensive income (loss), net of tax:								—
Foreign currency translation adjustments	—	—	—	(53.2)	—	—	—	(53.2)
Amortization of prior year service costs	—	—	—	0.2	—	—	—	0.2
Prior service cost from legal plan update				0.1	—	—	—	0.1
Effects of cash flow hedges	—	—	—	(0.2)	—	—	—	(0.2)

Other comprehensive loss, net of tax:				(53.1)				(53.1)

Comprehensive loss	—	—	—	—	—	—	—	(433.2)

Balances at December 31, 2008	$457,542,365	4.6	$2,517.3	(53.6)	$(1,431.5)	(45,867,076)	$(358.1)	$678.7

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(380.1)	$242.2	$272.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142.1	92.8	81.4
Gain on sale and disposal of fixed assets	(7.1)	(9.1)	(5.8)
Gain on property insurance settlement	—	—	(5.7)
Proceeds from termination of interest rate swaps	—	0.3	—
Non-cash portion of (gain) loss on debt prepayment	(11.0)	0.1	1.3
Amortization of debt issuance costs and debt discount	4.0	4.1	2.8
Provision for excess inventories	19.8	6.7	18.7
Non-cash impairment charges	14.3	—	4.7
Non-cash write-off of in-process research and development	27.1	—	—
Non-cash stock compensation expense	33.2	16.5	10.2
Non-cash goodwill impairment	544.5	—	—
Deferred income taxes	(6.8)	3.2	3.5
Other	2.7	0.1	3.3
Changes in assets and liabilities (exclusive of the impact of acquisitons):
Receivables	74.9	3.9	(19.6)
Inventories	40.0	(7.5)	(61.9)
Other assets	48.3	(51.4)	(15.0)
Accounts payable	(69.0)	28.5	5.0
Accrued expenses	(58.2)	(12.2)	27.7
Income taxes payable	0.1	0.3	(2.3)
Accrued interest	(0.1)	0.1	0.7
Deferred income on sales to distributors	(11.3)	(2.8)	26.1
Other long-term liabilities	(13.6)	1.3	2.6

Net cash provided by operating activities	393.8	317.1	349.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(95.0)	(140.7)	(199.0)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	0.4	2.5	(1.2)
Purchases of held-to-maturity securities	—	—	(35.4)
Proceeds from sales of held-to-maturity securities	—	—	35.4
Proceeds from sales of available-for-sale securities	—	—	2.3
Proceeds from sales of property, plant and equipment	39.2	10.6	80.9
Purchases of businesses, net of cash acquired	183.1	(147.0)	—
Purchases of non-marketable securities	—	(1.5)	—
Proceeds from property insurance settlement	—	—	7.9
Purchase of intangible assets	—	—	(11.9)
Purchase of minority interest	—	—	(9.2)

Net cash provided by (used in) investing activities	127.7	(276.1)	(130.2)

Cash flows from financing activities:
Proceeds from debt issuance	77.1	25.5	509.0
Proceeds from issuance of common stock under the employee stock purchase plan	5.1	4.8	3.1
Proceeds from exercise of stock options	15.3	42.0	14.4
Dividend to minority shareholder of consolidated subsidiary	(1.5)	(4.1)	(1.4)
Proceeds from issuance of common stock, net of issuance costs	—	—	76.1
Payment of capital lease obligation	(27.3)	(14.0)	(7.6)
Payment of debt issuance and amendment costs	—	(0.4)	(15.8)
Purchase of treasury stock	(2.9)	(55.2)	(300.0)
Repayment of long-term debt	(402.9)	(34.1)	(462.3)

Net cash used in financing activities	(337.1)	(35.5)	(184.5)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.3	0.4

Net increase in cash and cash equivalents	184.1	5.8	35.5
Cash and cash equivalents, beginning of period	274.6	268.8	233.3

Cash and cash equivalents, end of period	$458.7	$274.6	$268.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is a global supplier of power, analog, digital signal processing, mixed-signal, advanced logic, data management semiconductors, memory and standard semiconductor components and is engaged in designing, manufacturing and marketing integrated circuits worldwide.

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

On March 17, 2008, the Company completed the purchase of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), whereby AMIS became a wholly-owned subsidiary of the Company (see Note 5: “Acquisitions” for further discussion).

On October 10, 2008, the Company completed the purchase of Catalyst Semiconductor, Inc, a Delaware corporation (“Catalyst”), whereby Catalyst became a wholly-owned subsidiary of the Company (see Note 5: “Acquisitions” for further discussion).

Note 2:    Liquidity

The Company’s long-term debt is due at various times ranging from 2009 to 2026 depending on the debt instrument (see Note 8: “Long-Term Debt”). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of December 31, 2008 and expects to remain in compliance with any default covenants over the next twelve months. The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its financing agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through at least December 31, 2009. This expectation considers the benefits of cost savings initiatives which have been announced and implemented. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; reserves for customer incentives, warranties, restructuring charges, goodwill impairment charges and pension obligations; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

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

Inventory obtained through the purchase of a business, such as the acquisitions of AMIS and Catalyst, are initially recorded using management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process from cost to expected sales value less variable costs to dispose. At each respective acquisition date, the total increase in inventory value related to recording it at fair value for the Catalyst acquisition, AMIS acquisition and acquisition of the voltage regulation and thermal monitoring products for the computing and applications business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”) were $11.5 million, $72.8 million and $3.1 million, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

reported on those future sales until the inventory is completely sold. For the year ended December 31, 2008, approximately $70.7 million of the inventory step up has been recognized as expense in the statement of operations, as cost of revenues, since the inventory was shipped to the customer.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s April 2000 acquisition of Cherry Semiconductor Corporation (“Cherry”), the Company’s September 2006 acquisition of an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”), the Company’s December 2007 acquisition of the PTC Business, the Company’s March 2008 acquisition of AMIS and the Company’s October 2008 acquisitions of Catalyst (see Note 5: “Acquisitions” for further discussion).

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company has determined that its product families, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill under SFAS No. 142, because they are one level below the operating segments, they constitute individual business as defined in EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and the Company’s segment management regularly reviews the operating results of each product family. As of each acquisition date, all goodwill was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. The Company determined the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

A reconciliation of the cost of the goodwill from each of the above transactions to the carrying value as of December 31, 2008 and December 31, 2007 for each reporting unit that contains goodwill, is as follows, in millions:

Acquisition	Operating Segment	Reporting Unit	December 31, 2008
			Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Goodwill Impairment Charge	Carrying Value
Cherry acquisition:
	Automotive & Power Regulation:
		AC-DC Conversion	$36.2	$(7.0)	$—	$—	$(29.2)	$—
		Analog Automotive	21.8	(4.2)	—	—	—	17.6
		Computing Products:
		Power Switching	1.4	(0.3)	—	—	(1.1)	—
		Signal & Interface	29.1	(5.6)	—	—	—	23.5
		Digital & Consumer Products:
		Low Voltage	7.2	(1.3)	—	—	(5.9)	—
Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	—	—	3.8
ADI PTC business acquisition
		Computing Products:
		Power Switching	91.3	—	0.7	—	(92.0)	—
AMIS acquisition:
		Custom & Foundry Products:
		Automotive & Industrial	416.9	—	(3.4)	(28.6)	(346.1)	38.8
		Medical	85.4	—	(0.2)	(5.5)	(59.9)	19.8
		Integrated Sensor Products	11.0	—	—	(0.7)	(10.3)	—
		Military/Aerospace Communications and High Voltage	45.9	—	(0.1)	(1.0)	—	44.8
Catalyst acquisition:
		Standard Products:
		Memory Products	11.2	—	0.7	—	—	11.9

			$761.2	$(18.4)	$(2.3)	$(35.8)	$(544.5)	$160.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Acquisition	Operating Segment	Reporting Unit		December 31, 2007
				Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Goodwill Impairment Charge	Carrying Value
Cherry acquisition:
	Automotive & Power Regulation:
		AC-DC Conversion	PG	$36.2	$(7.0)	$—	$—	$—	$29.2
		Analog Automotive	PN	21.8	(4.2)	—	—	—	17.6
	Computing Products:
		Power Switching	PQ	1.4	(0.3)	—	—	—	1.1
		Signal & Interface	PY	29.1	(5.6)	—	—	—	23.5
	Digital & Consumer Products:
		Low Voltage	PI	7.2	(1.3)	—	—	—	5.9
Leshan additional interest:
	Standard Products:
		Small Signal	PD	3.8	—	—	—	—	3.8
ADI PTC business acquisition
	Computing Products:
		Power Switching	PQ	91.3	—	—	—	—	91.3

				$190.8	$(18.4)	$—	$—	$—	$172.4

While performing the first step of the goodwill impairment analysis as of the first day of the fourth quarter of 2008, the Company determined that goodwill associated with six of its reporting units that had goodwill appeared to be impaired as those reporting units’ carrying values exceeded their fair values. The goodwill allocated to these six reporting units was primarily from the Company’s December 31, 2007 acquisition of the PTC Business and the Company’s March 17, 2008 acquisition of AMIS. The remaining reporting units whose goodwill was not impaired had declines in business outlook, although not significant enough to trigger impairment. Based upon the second step of the test, it was determined that the amount of impairment measured as the excess of the carrying value of the goodwill over the implied value for the six reporting units was $544.5 million. The Company recorded a $544.5 million charge on our statement of operations for the year ended December 31, 2008. The $544.5 million impairment charge resulted from a decline in operating results and a decline in the Company’s business outlook for these reporting units, primarily due to the current macroeconomic environment. The Company used the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The material assumptions used for the income approach were five years of projected net cash flows, a discount rate of 14.5% and a long-term growth rate of 3%. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses.

The Company recorded no goodwill impairment charges in 2007 or 2006.

Intangible Assets

Intangible assets consist of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology and trademarks resulting from the May 2006 purchase of LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, the December 2007 purchase of ADI’s PTC Business, the March 2008 purchase of AMIS and the October 2008 purchase of Catalyst (see Note 5: “Acquisitions” for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 2 to 18 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Intangible assets, net were as follows as of December 31, 2008 and December 31, 2007 (in millions):

	December 31, 2008
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(3.4)	$—	$10.5	5-12
Assembled workforce	6.7	(3.5)	—	3.2	5
Customer relationships	241.3	(14.7)	(16.0)	210.6	5-18
Non-compete agreements	0.5	(0.1)	—	0.4	1-3
Patents	16.7	(1.4)	—	15.3	12
Developed technology	87.1	(5.2)	—	81.9	5-12
Trademarks	11.0	(0.4)	—	10.6	15
Acqired software	1.0	(0.1)		0.9	2

Total intangibles	$378.2	$(28.8)	$(16.0)	$333.4

	December 31, 2007
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(1.7)	$—	$12.2	5-12
Assembled workforce	6.7	(2.2)	—	4.5	5
Customer relationships	23.7	—	—	23.7	5
Non-compete agreements	0.4	—	—	0.4	3
Patents	16.7	—	—	16.7	12

Total intangibles	$61.4	$(3.9)	$—	$57.5

The Company evaluates the recoverability of the carrying amount of its intangible assets whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. The Company continually applies its best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. Despite a decline in the Company’s business outlook, primarily due to the macroeconomic environment, during the fourth quarter of 2008 the Company determined that the carrying amounts of its intangible assets were recoverable as of December 31, 2008.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Amortization expense for intangible assets amounted to $24.9 million for the year ended December 31, 2008, of which $2.4 million was included in cost of revenues. For the year ended December 31, 2007, amortization expense for intangible assets amounted to $2.4 million all of which was included in cost of revenues. Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Software	Total
2009	$1.7	$1.3	$19.0	$0.2	$1.4	$7.7	$0.8	$0.5	$32.6
2010	1.7	1.3	19.0	0.2	1.4	7.7	0.8	0.4	32.5
2011	1.7	0.6	19.0		1.4	7.7	0.8		31.2
2012	1.7		19.0	—	1.4	7.7	0.8		30.6
2013	1.7	—	19.0	—	1.4	7.7	0.8		30.6
Thereafter	2.0	—	115.6	—	8.3	43.4	6.6		175.9

Total estimated amortization expense	$10.5	$3.2	$210.6	$0.4	$15.3	$81.9	$10.6	$0.9	$333.4

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 8: “Long-Term Debt — Gain (Loss) on Debt Prepayment”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $14.1 million and $18.9 million at December 31, 2008 and 2007, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Stock-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of December 31, 2008, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions. See Note 11: “Employee Stock Benefit Plans” for further discussion.

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

In determining the amount of the valuation allowance, estimated future taxable incomes, as well as feasible tax planning strategies in each taxing jurisdiction are considered. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

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

See Note 4: “Accounting Changes” for discussion relating to the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”

Foreign Currencies

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

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive loss within stockholders’ equity.

Defined Benefit Plans

The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. See Note 12: “Employee Benefit Plans” for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Plans.”

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of December 31, 2008 was 5.2%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings resulting from the Company’s adoption of FIN No. 47 “Accounting for Conditional Asset Retirement Obligations” in 2005 (“FIN No. 47”).

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

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”).” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon issuance. Therefore, as of January 1, 2008, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value under generally accepted accounting principles. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company’s adoption of SFAS 141(R) is not expected to impact its consolidated financial statements, however for any further business combinations the guidance provided will be followed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has determined that the adoption of SFAS 160 on January 1, 2009 will have a significant impact on the Company’s financial position as equity will increase by approximately $17.3 million as the recognition of a noncontrolling interest (minority interest) will be recognized as equity in the consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has determined that the adoption of APB 14-1 on January 1, 2009 will have a material impact on the results of operations due to higher non-cash interest expense and will initially improve the Company’s reported financial position as equity will increase by approximately $134.1 million and debt will decrease by approximately $134.1 million on the Company’s zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026. Additionally, the Company’s estimated non-cash interest expense will be approximately $34.7 million during 2009.

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-05, “Determining Whether an

Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“Issue 07-05”). Issue No. 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of Issue 07-05 is not expected to impact its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FASB Interpretation No. (“FIN”) 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). This FSP amends SFAS No. 140, “Transfer of Financial Assets and Extinguishments of Liabilities” and FIN 46 R, “Consolidation of Variable Interest Entities” and requires enhanced disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities. The additional disclosures provide greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The FSP is effective for the first reporting period ending after December 15, 2008. The Company does not expect the adoption of FSP No. FAS 140-and FIN 46(R)-8 to materially impact its results of operations or financial condition.

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets,” which amends SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of these disclosures are to provide users of financial statements with an understanding of:

a.	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

b.	the major categories of plan assets;

c.	the inputs and valuation techniques used to measure the fair value of plan assets;

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

d.	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and

e.	significant concentrations of risk within plan assets.

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact of adopting this new standard.

Note 4:    Accounting Changes

Estimated Useful Life

During the quarter ended June 30, 2006, the Company commissioned a study of the manufacturing equipment at its worldwide locations, which included an assessment of the estimated useful lives of those assets. The results of the study supported an estimated useful life of 10 years. Management, factoring in the results of this study, revised the estimated useful lives of its manufacturing equipment for depreciation purposes to 10 years as of the beginning of the second quarter of 2006. The effect of this change was a decrease in depreciation expense by $6.4 million in 2008, $9.8 million in 2007 and $20.2 million in 2006, an increase in net income by $6.4 million, $9.8 million and $20.2 million and an increase to both basic and diluted net income per share by $0.02, $0.03 and $0.06 for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

Funded Status of Employee Benefit Plans

See Note 12: “Employee Benefit Plans” for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans.”

Adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes

See Note 9: Income Taxes for further discussion of the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”

Note 5:    Acquisitions

Acquisition of Catalyst Semiconductor, Inc.

On October 10, 2008, the Company completed the purchase of Catalyst, whereby Catalyst became a wholly-owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of the Company’s common stock, which resulted in the issuance of approximately 10.9 million shares of the Company’s common stock which had an approximate value of $97.2 million, based on the price of the Company’s common stock when the merger was announced on July 16, 2008. Catalyst is primarily engaged in designing, developing and marketing a broad line of reprogrammable non-volatile memory products and analog/mixed-signal semiconductor products worldwide. Catalyst products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. Catalyst results of operations have been included in the consolidated financial statements since the date of the acquisition.

The aggregate purchase price of approximately $120.1 million included the issuance of approximately 11.0 million shares of common stock valued at approximately $97.2 million and estimated direct transaction costs of approximately $3.4 million. The value of the approximately 11.0 million common shares that were issued to Catalyst shareholders was determined based on approximately 15.5 million shares of Catalyst common

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

stock outstanding on October 10, 2008 and the exchange ratio of 0.706 shares of the Company’s common stock for each Catalyst share, at a value of $8.88 per share, the average closing price of the Company’s shares of common stock for the two days prior to the day of, and two days subsequent to the public announcement of the merger on July 16, 2008. Catalyst stock options, restricted stock and warrants were exchanged for stock options, restricted stock and warrants of the Company and the exercise price per share was adjusted for the 0.706 exchange ratio. Vested stock options, restricted stock and warrants issued by the Company in exchange for options and restricted stock held by employees and directors of Catalyst and warrants held by non-employees of Catalyst are considered part of the purchase price. Accordingly, the purchase price includes an estimated fair value of stock options and restricted stock and warrants of approximately $23.2 million. The purchase price excludes the estimated fair value of unvested stock options and restricted stock, of approximately $3.7 million, which will be amortized to compensation expense over the remaining vesting period of each award, subsequent to October 10, 2008.

The fair value of the Company’s options that were issued in exchange for Catalyst options were estimated by using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The more significant assumptions used in estimating the fair value include volatility of 51.9%, an expected life of 5.2 years based on the age of the original award, a dividend rate of zero and a risk-free interest rate of 2.92%.

The warrants that were issued by the Company in exchange for Catalyst warrants are to purchase approximately 53,000 shares of the Company’s common stock at an exercise price of $8.88 per share. The warrants expire on July 31, 2009 and are held by Sutter Securities. Pursuant to the terms of the warrants, upon the completion of the merger the warrants were converted into warrants to purchase the number of shares of the Company’s common stock that would have been deliverable to the holder had such warrants been exercised immediately prior to the merger, and continue to remain outstanding on terms substantially identical to those in effect immediately prior to the merger.

The following table presents the allocation of the purchase price of Catalyst, including professional fees and other related acquisition costs, to the assets acquired based on their estimated fair values (in millions):

Cash and cash equivalents	$24.9
Receivables, net	11.2
Inventory	29.5
Other current assets	0.6
Property, plant and equipment	17.1
Goodwill	11.2
Intangible assets	29.2
In-process research and development	9.4

Total assets acquired	133.1

Accounts payable	(9.5)
Other current liabilities	(3.3)
Long-term accrued liabilities	(0.2)

Total liabilities assumed	(13.0)

Net assets acquired	$120.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Of the $38.6 million of acquired intangible assets, $9.4 million was assigned to in-process research and development (“IPRD”) assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 15% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

The remaining $29.2 million of acquired intangible assets have a weighted-average useful life of approximately 1 to 18 years. The intangible assets that make up that amount include: trademarks of $2.3 million (15-year weighted average useful life), customer relationships of $18.6 million (18-year weighted-average useful life), developed technology of $7.0 million (5 to 7-year weighted-average useful life), Software $1.1 million (2-year weighted-average useful life) and $0.2 million non-compete agreements (1-year weighted-average useful life).

Of the total purchase price paid of $120.1 million, approximately $11.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The $11.2 million of goodwill was assigned to the standard products segment, none of which is expected to be deductible for tax purposes.

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

The allocation of the purchase price includes $1.0 million of accrued expenses for estimated costs to exit certain activities of Catalyst, which were for employee separation costs. The $1.0 million of employee separation costs includes $1.0 million to involuntarily terminate 3 employees performing overlapping or duplicative functions throughout Catalyst. During the year ended December 31, 2008, the Company recorded adjustments of $0.6 million, to increase the employee separation costs accrual. As of December 31, 2008, management of the Company had not finalized all exit plans related to the Catalyst acquisition and expects to finalize the plans within the first year after the acquisition date, which will result in adjustments to the allocation of the acquisition of the purchase price that may impact accrued liabilities and goodwill.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of Catalyst from the date of acquisition through December 31, 2008:

	Initial Balance	Adjustments	Usage	Balance at End of Period

Estimated employee separation costs:
Acqusiton date through December 31, 2008	$1.0	$0.6	$(0.4)	$1.2

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2008 and 2007 have been prepared as if the acquisition of Catalyst had occurred January 1, 2008 and January 1, 2007, respectively for each period (in millions, except per share data):

	Year Ended
	December 31, 2008	December 31, 2007
Net revenues	$2,111.3	$1,546.1
Net income (loss)	$(379.2)	$243.0
Net income (loss) per common share — Basic	$(0.97)	$0.81
Net income (loss) per common share — Diluted	$(0.97)	$0.78

The pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had actually occurred as of the dates indicated, or of those results that may be obtained in the future. The pro forma consolidated results of operations include adjustments to net income to give effect to: depreciation of property, plant and equipment acquired; amortization of intangible assets acquired; and stock compensation expense for stock options and restricted stock units of Catalyst that were exchanged for stock options and restricted stock units of the Company. This pro forma consolidated results of operations was derived, in part, from the historical consolidated financial statements of Catalyst and other available information and assumptions believed to be reasonable under the circumstances.

Acquisition of AMIS Holdings, Inc.

On March 17, 2008, the Company completed the purchase of AMIS, whereby AMIS became a wholly-owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of the Company’s common stock, which resulted in the issuance of approximately 103.2 million shares of the Company’s Common Stock which had an approximate value of $897.4 million, based on the price of the Company’s common stock when the merger was announced on December 13, 2007. AMIS is primarily engaged in designing, manufacturing and marketing integrated circuits worldwide. AMIS’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The Company believes the combination will enhance shareholder value by (1) accelerating its transformation from a discrete supplier to a key supplier with scale: (2) strengthening its end-market presence, facilitating its entry into new markets and deepening customer relationships: (3) obtaining significant scale and cash flow generation: and (4) achieving cost savings by leveraging its operational expertise and accelerating the ramp of activity in its Gresham, Oregon wafer fabrication facility.

The aggregate purchase price of approximately $939.7 million included the issuance of approximately 103.2 million shares of common stock valued at approximately $897.4 million and estimated direct transaction costs of approximately $11.1 million. The value of the approximately 103.2 million common shares that were issued to AMIS shareholders was determined based on approximately 89.7 million shares of AMIS common stock outstanding on March 17, 2008 and the exchange ratio of 1.15 shares of the Company’s common stock for each AMIS share, at a value of $8.70 per share, the average closing price of the Company’s shares of common

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

stock for the two days prior to day of, and two days subsequent to the public announcement of the merger on December 13, 2007. AMIS stock options, restricted stock and warrants were exchanged for stock options, restricted stock and warrants of the Company and the exercise price per share was adjusted for the 1.15 exchange ratio. Vested stock options, restricted stock and warrants issued by the Company in exchange for options and restricted stock held by employees and directors of AMIS and warrants held by non-employees of AMIS are considered part of the purchase price. Accordingly, the purchase price includes an estimated fair value of stock options and restricted stock and warrants of approximately $38.5 million. The purchase price excludes the estimated fair value of unvested stock options and restricted stock, of approximately $7.3 million, which will be amortized to compensation expense over the remaining vesting period of each award, subsequent to March 17, 2008.

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

Of the $305.5 million of acquired intangible assets, $17.7 million was assigned to in-process research and development (“IPRD”) assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Purchase Method.” The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 12% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

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

Of the total purchase price paid of $939.7 million, approximately $559.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The $559.2 million of goodwill was assigned to the custom products and manufacturing services segment, none of which is expected to be deductible for tax purposes. See Note 3: “Significant Accounting Policies — Goodwill” for further discussion of goodwill relating to the AMIS acquisition.

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

The allocation of the purchase price includes $27.6 million of accrued liabilities for estimated costs to exit certain activities of AMIS, including $13.2 million of employee separation costs and $14.4 million of exit costs. The $13.2 million of employee separation costs includes $10.0 million to involuntarily terminate or relocate approximately 90 employees performing overlapping or duplicative functions throughout AMIS and also $3.2 million to involuntarily terminate approximately 140 manufacturing employees as a result of the planned shutdown of one of the fabrication facilities at AMIS’s Pocatello, Idaho facility. The shutdown is scheduled to be completed by the end of the first quarter of 2010. The $14.4 million of exit costs includes $10.3 million for lease

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

termination costs at duplicative facilities, $3.5 million of facility decommissioning costs resulting from the planned shutdown of the fabrication facility and also $0.6 million of costs to reorganize the structure of AMIS’s subsidiaries. During the year ended December 31, 2008, the Company recorded adjustments of ($4.2) million to reduce the employee separation costs accrual related to the involuntary termination or relocation of employees performing overlapping or duplicative functions throughout AMIS. Additionally, during the year ended December 31, 2008, the Company recorded additional accrued liabilities of $4.1 million, to its estimated exit costs for certain insurance contracts and software license agreements. As of December 31, 2008, management of the Company had not finalized all exit plans related to the AMIS acquisition and expects to finalize the plans within the first year after the acquisition date, which will result in adjustments to the allocation of the acquisition of the purchase price that may impact accrued liabilities and goodwill.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from the date of acquisition through December 31, 2008:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acqusiton date through December 31, 2008	$13.2	$(4.2)	$(7.0)	$2.0

Estimated costs to exit:
Acqusiton date through December 31, 2008	$14.4	$4.1	$(6.1)	$12.4

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2008 and 2007 have been prepared as if the acquisition of AMIS had occurred at January 1, 2008 and January 1, 2007, respectively for each period (in millions, except per share data):

	Year Ended
	December 31, 2008	December 31, 2007
Net revenues	$2,163.4	$2,182.0
Net income (loss)	$(370.9)	$338.7
Net income (loss) per common share — Basic	$(0.98)	$0.86
Net income (loss) per common share — Diluted	$(0.98)	$0.84

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

ADI’s PTC Business

On December 31, 2007, the Company purchased from ADI certain assets, including property, plant and equipment and intellectual property rights related to ADI’s voltage regulation and thermal monitoring products for its computing applications business (“PTC Business”). As part of the purchase, the Company offered employment to substantially all of ADI’s employees involved in the PTC Business, of which 66 accepted

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

employment with the Company at the time of the purchase. The Company and ADI also entered into several ancillary agreements, including a licensing agreement, a one-year manufacturing supply agreement, a transition services agreement, and an escrow agreement covering certain post-closing indemnification obligations of ADI. The total acquisition cost of $148.0 million of cash included $147.0 million paid to ADI for the PTC Business and approximately $1.0 million in legal, accounting and appraisal fees related to the transaction. In addition, the Company entered into a $36.9 million supply agreement for inventory.

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

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2008 and 2007 have been prepared as if the acquisition of the PTC Business had occurred at January 1, 2008 and January 1, 2007, respectively for each period (in millions, except per share data):

	Year Ended
	December 31, 2008	December 31, 2007
Net revenues	$2,054.8	$1,648.3
Net income (loss)	$(380.1)	$214.2
Net income (loss) per common share — Basic	$(1.00)	$0.74
Net income (loss) per common share — Diluted	$(1.00)	$0.71

The pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had actually occurred as of the dates indicated, or of those results that may be obtained in the future. The pro forma consolidated results of operations include adjustments to net income to give effect to: depreciation of property, plant and equipment acquired; amortization of intangible assets acquired; and stock compensation expense for stock options and restricted stock units of ADI that were exchanged for stock options and restricted stock units of the Company. This pro forma consolidated results of operations was derived, in part, from the historical consolidated financial statements of ADI and other available information and assumptions believed to be reasonable under the circumstances.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6:    Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2008 or had not been completed as of December 31, 2007, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2008 Announced Shutdown of Piestany Manufacturing Facility

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2008	$—	$1.6	$—	$0.2	$1.8

Exit costs:
For Year Ended December 31, 2008	$—	$0.1	$—	$—	$0.1

Cumulative charges of $9.6 million have been recognized through December 31, 2008, related to the 2008 plan to shutdown Piestany Manufacturing Facility of which $7.9 million has been recorded as asset impairments. See “Asset Impairments” below for further discussion. Additionally, the Company recognized $0.2 million of adjustments during the year ended December 31, 2008. In May 2008, the Company made plans to consolidate manufacturing efforts with the closure of manufacturing facilities in Piestany, Slovakia. The wafer manufacturing that takes place at this facility will be migrated from smaller low volume silicon wafers to larger more advanced production lines. At the end of the third quarter of 2008, the Company notified approximately 430 employees that they will be terminated and the Company expects to recognize total employee separation charges in the amount of $2.9 million ratably from the third quarter of 2008 through the expected termination date during the second quarter of 2009 through which they are required to render services to qualify for termination benefits. During the year ended December 31, 2008, the Company recorded $1.8 million relative to employee termination benefits and $0.1 million of exit costs for the elimination of contracts with external suppliers.

Restructuring Activities Related to the 2008 Hong Kong Design Center

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2008	$—	$0.3	$(0.3)	$—	$—

Cumulative charges of $0.3 million have been recognized through December 31, 2008, relating to the Hong Kong Design Center. In June 2008, the Company announced plans to consolidate a portion of the design center operations in Hong Kong. A total of 6 employees were terminated as a result of this consolidation effort. Employee separation charges of $0.3 million have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the year ended December 31, 2008. All terminations and associated severance payments related to these activities had been paid out by the end of the third quarter of 2008.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restructuring Activities Related to the 2008 Acquisition of AMIS

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2008	$—	$6.6	$(6.1)	$(0.3)	$0.2

Exit costs:
For Year Ended December 31, 2008	$—	$3.2	$(2.5)	$—	$0.7

Cumulative charges of $9.8 million have been recognized through December 31, 2008, related to the restructuring activities around the acquisition of AMIS. In March 2008, the Company acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes (See Note 5: “Acquisitions” for further discussion). As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated to reflect terms applicable to the combined company.

The employee separation charges of $6.6 million include $1.6 million of severance benefits for 80 individuals who were employees of the Company prior to the acquisition and $5.0 million of severance benefits for 24 individuals who were employees of AMIS prior to the acquisition. All 24 employees were or are required to render services until their termination date to receive these severance benefits. The termination benefits for the 24 AMIS employees are being recognized ratably from the acquisition date to their termination date. All terminations and associated severance payments related to these activities are expected to be completed by the end of the first quarter of 2009.

The exit costs of $3.2 million were for charges incurred to terminate overlapping or duplicative software licenses under certain lease agreements with external suppliers in connection with the AMIS acquisition and for clean up associated with the shut down of a wafer fabrication facility. All payments related to these exit costs are expected to be completed by the end of the second quarter of 2009.

Additionally, the Company recognized adjustments of $(0.3) million for recognition of differences in currency translation recognized elsewhere on the Balance Sheet at December 31, 2008.

2007 Plan to Restructure Certain General and Administrative Positions in Asia

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2007	$—	$1.0	$(0.5)	$—	$0.5

For Year Ended December 31, 2008	$0.5	$—	$(0.5)	$—	$—

Cumulative charges of $1.0 million have been recognized through December 31, 2008, related to the 2007 plan to restructure certain general and administrative positions in Asia and have been included in restructuring, asset impairment and other, net on the consolidated statement of operations. In October 2007, the Company announced plans to change its management structure at its Aizu, Japan manufacturing facility and to outsource its

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

healthcare professional services provided at its Seremban, Malaysia manufacturing facility. This activity was completed by the end of the first quarter of 2008. Approximately 21 employees were terminated as a direct result of this plan. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the fourth quarter of 2007. All payments related to these employee separation charges had been paid out by December 31, 2008.

2007 Plan to Restructure Phoenix, Arizona Wafer Manufacturing

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ending December 31, 2007	$—	$2.0	$(2.0)	$—	$—

For Year Ending December 31, 2008	$—	$1.0	$(0.5)	$(0.2)	$0.3

Cumulative charges of $2.8 million have been recognized through December 31, 2008, related to the 2007 plan to restructure the Phoenix, Arizona wafer manufacturing and have been included in restructuring, asset impairment and other, net on the consolidated statement of operations. In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility has been transferred to the Company’s offshore lower-cost manufacturing facilities. Approximately 85 manufacturing employees were terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007 the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 67 positions. These measures were initiated for cost savings purposes. Employees impacted by these announcements began to exit during the third quarter of 2007 and will continue to exit through the first quarter of 2009. All terminations and associated severance payments related to these activities are expected to be completed by the end of the first quarter of 2009.

Asset Impairments

In December 2008, the Company recorded $2.3 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations for asset libraries originally purchased to be used to increase foundry business designing product to be manufactured in our Gresham, Oregon wafer fabrication facility. The Company made a decision to cease use of these assets in the fourth quarter of 2008 due to low demand and change in strategy, thus the libraries were abandoned. The Company has no plans to use the software libraries, and management considers the cease and use of these assets as other than temporarily idled. The amount of the asset impairment charge taken in December 2008, of $2.3 million, was determined based on the costs that had been previously capitalized relating to the above abandoned asset libraries.

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

The Company recorded $2.2 million and $4.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations at December 31, 2008 and December 31, 2006, respectively. The Company had capitalized approximately $5.9 million and approximately $10.6 million of software development costs associated with modifications and enhancements to several business process and related systems prior to December 31, 2008 and December 31, 2006, respectively. The $2.2 million at December 31, 2008 and $4.7 million at December 31, 2006 of asset impairments resulted from the fact that the Company currently has no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in 2008 was triggered by the acquisition of AMIS, which required a reallocation of corporate resources from these projects to projects associated with the integration of AMIS into the Company’s computer systems (See Note 5: “Acquisitions” for further discussion). The decision to cease development of these assets in the second quarter of 2006 was triggered by a reallocation of corporate resources from these projects to other projects due to changes in corporate priorities, which include new objectives that arose from the purchase of the Gresham, Oregon wafer fabrication facility in May 2006 (See Note 5: “Acquisitions” for further discussion). The amount of the asset impairment charge taken in 2008 and 2006, of $2.2 million and $4.7 million, respectively was determined based on the costs that had previously been capitalized related to the projects that have been abandoned. The Company did not record an asset impairment charge for 2007.

Other

In March 2008 as a result of the recent acquisition of AMIS, the Company terminated certain overlapping or duplicative lease agreements with external suppliers for software licenses. These agreements had previously been recorded by the Company as capital lease obligations on the consolidated balance sheet. Included in restructuring, asset impairments and other, net on the statement of operations for the year ended December 31, 2008 is a gain of $0.7 million for the reversal of the capital lease obligation, partially offset by the write-off of the net book value of the software licenses that were included in property, plant and equipment.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the years ended December 31, 2008, is as follows (in millions):

December 31, 2008 Year Ended
Restructuring
2008 Charges:
Cash employee separation charges	$9.3
Exit costs	3.3

Asset impairments
2008 Charges	14.3

Other
2008 gain on disposal of property, plant, and equipment	(0.7)

$26.2

Note 7:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2008	2007
Receivables, net:
Accounts receivable	$199.0	$178.7
Less: Allowance for doubtful accounts	(10.2)	(3.5)

	$188.8	$175.2

Inventories, net:
Raw materials	$32.6	$25.1
Work in process	171.1	110.2
Finished goods	131.8	85.2

	$335.5	$220.5

Property, plant and equipment, net:
Land	$40.2	$28.3
Buildings	419.0	376.5
Machinery and equipment	1,415.8	1,216.2

Total property, plant and equipment	1,875.0	1,621.0
Less: Accumulated depreciation	(1,104.2)	(1,006.1)

	$770.8	$614.9

Accrued expenses:
Accrued payroll	$52.7	$37.5
Sales related reserves	33.3	39.9
Restructuring reserves	3.1	0.5
Acquisition related restructuring charges	15.6	—
Accrued pension liability	0.2	0.2
Other	33.5	23.2

	$138.4	$101.3

Other comprehensive income:
Foreign currency translation adjustments	$(53.1)	$0.1
Unrealized prior service cost of defined benefit pension plan	(0.3)	(0.5)
Prior service cost from pension legal plan amendment	(0.2)	(0.3)
Net unrealized gains and adjustments related to cash flow hedges	—	0.2

	$(53.6)	$(0.5)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Depreciation expense for property, plant and equipment, including amortization of capitalized leases, totaled $100.0 million, $75.7 million, and $71.2 million for 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, total property, plant and equipment included $152.2 million and $95.6 million, respectively, of assets recorded under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

The activity related to our warranty reserves for 2006, 2007 and 2008 follows (in millions):

Balance as of December 31, 2005	$4.0
Provision	1.7
Usage	(3.3)

Balance as of December 31, 2006	2.4
Provision	1.3
Usage	(1.5)

Balance as of December 31, 2007	2.2
Provision	2.1
Reserves acquired from AMIS	0.8
Reserves acquired from Catalyst	0.1
Usage	(1.3)

Balance as of December 31, 2008	$3.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8:    Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2008	December 31, 2007

Senior Bank Facilities:
Term Loan, interest payable monthly and quarterly at 2.2113% and 6.5800%, respectively	$171.9	$173.7
Revolver	—	—

	171.9	173.7
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	199.1	260.0
1.875% Convertible Senior Subordinated Notes due 2025 (2)	95.0	95.0
2.625% Convertible Senior Subordinated Notes due 2026 (3)	484.0	484.0
2.25% Loan with Japanese bank due 2009 through 2010, interest payable semi-annually	7.9	9.6
Loan with Philippine banks due 2009 through 2012, interest payable quarterly at 5.8188% and 6.2475%, respectively	21.8	25.0
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 2.9463%	12.1	—
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 3.1713%	6.8	—
Loan with Chinese bank due 2009, interest payable quarterly at 2.6975% and 6.1100%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 2.6975% and 6.1100%, respectively	6.0	6.0
Loan with Chinese bank due 2009, interest payable semi-annually at 5.4550% and 6.3375%, respectively	11.3	15.7
Loan with Chinese bank due 2009, interest payable semi-annually at 5.1750% and 6.3413%, respectively	5.0	5.0
Loan with Chinese bank due 2009 through 2013, interest payable semi-annually at 3.0913% and 6.0488%, respectively	6.9	8.2
Loan with Belgian bank, interest payable daily at 2.7520%	25.0	—
5.0% Note payable to Oregon State	—	0.5
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	5.5	—
1.875% Loan with Japanese bank due 2009 through 2013, interest payable semi-annually	3.3	—
Short-term loan with Japanese bank due 2009, interest payable monthly at 1.42%	1.7	—
Capital lease obligations	92.0	62.7

	1,169.3	1,159.4
Less: Current maturities	(107.9)	(30.8)

	$1,061.4	$1,128.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 shall be purchased by the Company at the option of the holders of the notes on April 15, 2010, or thereafter.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 shall be purchased by the Company at the option of the holders of the notes on December 15, 2012, or thereafter.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 shall be purchased by the Company at the option of the holders of the notes on December 15, 2013, or thereafter.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Annual maturities relating to the Company’s long-term debt as of December 31, 2008 are as follows (in millions):

Actual Maturities
2009	$107.9
2010	236.2
2011	33.1
2012	131.0
2013	661.1
Thereafter	—

Total	$1,169.3

Gain (Loss) on Debt Prepayment and Repurchases

During the year ended December 31, 2008, the Company incurred a net gain on debt prepayment of $11.0 million resulting from the repurchase of $60.9 million of its zero coupon convertible senior subordinated notes due 2024 at par value for $49.4 million of our cash partially offset by a write off of the proportionate share of capitalized closing costs associated with the same notes.

During the year ended December 31, 2007, the Company incurred a loss on debt prepayment of $0.1 million resulting from the prepayment of $23.9 million of our senior bank facilities.

During the year ended December 31, 2006, the Company incurred a loss on debt prepayment of $1.3 million resulting from the prepayment of $374.1 million of its senior bank facilities, using proceeds from the issuance of our 2.625% convertible senior subordinated notes due 2026 and cash on hand.

Senior Bank Facilities

Terms Existing as of December 31, 2008

Borrowings under the senior bank facilities bear interest at rates selected by the Company based on either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, as defined, plus an interest rate spread of 1.75%. The interest rate as of December 31, 2008 was 2.2113%. As of December 31, 2008, borrowings under the senior bank facilities were $171.9 million under the term loan, with interest payable either monthly or quarterly. Principal payments under the term loan facility are paid quarterly at an annualized rate of 1% of the original $175.0 million principal balance, with the remaining due in September 2013. Additionally, after consideration of the amendments to the credit agreement described below, the senior bank facilities contained a $25.0 million revolving line of credit. Letters of credit totaling $1.1 million were outstanding against the line of credit at December 31, 2008 leaving $23.9 million of availability at that date. One of the Company’s foreign exchange hedging agreements has a provision for termination if at any time the amount available under the revolving line of credit is less than $2.5 million. The Company was in compliance with the various covenants and other requirements contained in its senior bank facilities through December 31, 2008. Management believes that the Company will be able to comply with the various covenants and other requirements contained in its senior bank facilities through December 31, 2009.

After refinancing during the first quarter of 2007, certain financial covenants were revised in the senior bank facilities to:

•

enhance the Company’s ability to incur indebtedness provided the leverage ratio is less than 4.0 to 1.0 and secured leverage ratio is less than 2.5 to 1.0 for secured debt based on Consolidated EBITDA for the last four quarters;

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	make $300.0 million or more of restricted payments or investments such as stock repurchases, all subject to market and certain financial conditions;

•	permit incremental credit extensions of up to $260.0 million provided no defaults exists;

•	remove the limit on capital expenditures;

•	remove the minimum consolidated EBITDA requirement and established maximum secured leverage ratio of 2.5 should there be outstanding revolving loans, swing loans or letters of credit;

•	remove the mandatory term loan prepayment in an aggregate amount equal to 50% of excess cash flow provided the secured leverage ratio is not exceeded;

•	increase the prepayment trigger event to $10.0 million; and

•	increase the maximum amount of sale and leaseback transactions to $25.0 million during any four consecutive quarters.

The March 2007 amendment also reduced, among other things, the interest rate for the term loan from LIBOR plus 2.25% to LIBOR plus 1.75% and also extended the maturity date of the facilities by approximately four years to 2013. Commitment and participation fees applicable to the $25.0 million of revolving facility were also reduced from 0.50% to 0.375% and from 2.75% to 1.75%, respectively.

Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its then outstanding 12% senior subordinated notes due 2009. In order to finance the cash tender offer, the Company issued $260.0 million of zero coupon convertible senior subordinated notes due 2024. The Company received net proceeds of approximately $251.2 million from the sale of the notes after deducting commissions and estimated offering expenses of $8.8 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of April 15, 2010. The notes do not bear cash interest, nor does the principal amount accrete. The effective interest rate of the notes resulting from the amortization of debt issuance costs is 0.58%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 (the “Old Notes”) for a like principal amount of (the “New Notes”) plus an exchange fee of $2.50 per $1,000 principal amount of their Old Notes validly tendered and accepted for exchange. The New Notes contain a net share settlement feature, which reduces the amount of shares included in diluted net income per share. On July 21, 2006, the Company issued $259.5 million aggregate principal amount of New Notes that are convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principal under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old Notes were tendered and subsequently exchanged. On August 9, 2006, the Company entered into transactions with four of the remaining holders of the Old Notes and exchanged $443,000 aggregate principal amount of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. The Company intends to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In the fourth quarter of 2008, the Company repurchased $60.9 million of principal of zero coupon convertible senior subordinated notes due 2024 for $49.4 million. Additionally, the Company wrote off the proportionate share of capitalized closing costs of $0.5 million, thus recognizing a net $11.0 million gain on the extinguishment of the debt.

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

The notes will mature on April 15, 2024. Beginning April 15, 2010, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occurs prior to April 15, 2010, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require the Company to repurchase the notes for cash on April 15, of 2010, 2014 and 2019 at a repurchase price equal to 100% of the principal amount of such notes. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes.

The notes which are the Company’s unsecured obligations, will be subordinated in right of payment to all of the Company’s existing and future senior indebtedness, will rank pari passu in right of payment with all of the Company’s existing and future senior subordinated indebtedness and will be senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes will also be effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

Included in other assets as of December 31, 2008 were $1.5 million of debt issuance costs associated with the zero coupon convertible senior subordinated notes due 2024, which will be amortized ratably through 2010.

1.875% Convertible Senior Subordinated Notes

In order to finance the repayment of the previously outstanding junior subordinated note, on December 21, 2005 the Company issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. The Company received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

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

The notes which are the Company’s unsecured obligations, will be subordinated in right of payment to all of the Company’s existing and future senior indebtedness, will rank pari passu in right of payment with all of the Company’s existing and future senior subordinated indebtedness and will be senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes will also be effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

Included in other assets as of December 31, 2008, were $2.1 million of debt issuance costs associated with the convertible senior subordinated notes, which will be amortized using the effective interest method through 2012.

2.625% Convertible Senior Subordinated Notes

On December 15, 2006, the Company issued $484.0 million of 2.625% convertible senior subordinated notes due 2026. The Company received net proceeds of approximately $471.7 million from the sale of the notes after deducting commissions and estimated offering expenses of $13.3 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2013. The Company used the net proceeds to repay $199.1 million outstanding principal of its

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

senior bank facilities and to repurchase 30.7 million shares of its common stock outstanding for $230.0 million and the remainder for general corporate purposes. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2007. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

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

The notes which are the Company’s unsecured obligations, will be subordinated in right of payment to all of the Company’s existing and future senior indebtedness, will rank pari passu in right of payment with all of the Company’s existing and future senior subordinated indebtedness and will be senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes will also be effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

Included in other assets as of December 31, 2008, were $9.6 million of debt issuance costs associated with the convertible senior subordinated notes, which will be amortized using the effective interest method through 2013.

Japanese Loans

In October 2000, one of the Company’s Japanese subsidiaries entered into a yen-denominated loan agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which had a balance of $7.9 million at December 31, 2008 (710 million JPY pirncipal), bears interest at an annual rate of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2.25% and requires semi-annual principal payments through March 2010 of approximately $2.1 million (190 million JPY principal) along with accrued interest. Additionally, the final principal payment in September 2010 will be approximately $1.6 million (140 million JPY principal) along with accrued interest. The loan is unsecured, however, the bank has rights under the agreement to obtain the collateral of the Japanese subsidiary under certain circumstances. In addition, the loan is guaranteed on an unsecured basis by SCI LLC, the Company’s primary domestic operating subsidiary.

In April 2008, one of the Company’s Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $5.5 million at December 31, 2008 (500 million JPY principal), bears interest payable quarterly at an annual rate of 1.875%.

In November 2008, one of the Company’s Japanese subsidiaries entered into a five-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $3.3 million at December 31, 2008 (300 million JPY principal), bears interest at an annual rate of 1.875% and requires semi-annual principal payments through November 2013 of approximately $0.3 million (30 million JPY principal) along with accrued interest.

In December 2008, one of the Company’s Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $1.7 million at December 31, 2008 (150 JPY principal), bears interest payable monthly at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.75%.

Philippine Loans

In October 2007, one of the Company’s Philippine subsidiaries entered into a five-year syndicated loan agreement with three Philippine banks to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $21.8 million at December 31, 2008, bears interest payable quarterly based on 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in October 2012.

In August 2008, one of the Company’s Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $12.1 million as of December 31, 2008, bears interest payable quarterly based on 3-month LIBOR plus 0.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in August 2013.

In September 2008, one of the Company’s Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $6.8 million as of December 31, 2008, bears interest payable quarterly based on 3-month LIBOR plus 1.25% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due September 2013.

Chinese Loans

In August and September 2006, the Company refinanced its existing loans with two Chinese banks. The Company’s long-term debt includes a $14.0 million loan facility due in 2009 with a Chinese bank, from tranches entered into from November 2000 through February 2001. Interest on this loan facility is payable quarterly based on 3-month LIBOR plus 1.2%.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company’s long-term debt includes a $6.0 million loan facility due in 2009 with the same Chinese bank as the $14.0 million loan facility, entered into in August 2006. Interest on this loan is payable quarterly based on 3- month LIBOR plus 1.2%.

The Company’s long-term debt also includes a $23.2 million loan facility with another Chinese bank. This loan facility is comprised of three tranches for $11.3 million, $5.0 million and $6.9 million, respectively. Interest on all three tranches is payable semi-annually based on 6-month LIBOR plus 1.2%.

The $11.3 million tranche was modified in August 2006 with $4.3 million amortizing quarterly in 2009 with the remaining $7.0 million due in October 2009. The $5.0 million tranche was executed in September 2006 and is due in September 2009. The $6.9 million tranche was executed in December 2003 with scheduled quarterly principal payments through December 2013.

Oregon State Note

In January 2007, the Company recorded the receipt of $0.5 million of proceeds from a loan agreement and promissory note with the State of Oregon for the purpose of developing local business. The note, which had a balance of zero and $0.5 million at December 31, 2008 and December 31, 2007, respectively carried an annual interest rate of 5%. The total loan is expected to be for $1.5 million and is to be disbursed in three equal payments with each payment conditioned on the completion of certain requirements by the Company. The note is for the loan amount or so much thereof as has been disbursed. The State of Oregon has forgiven all of the loan and accrued interest as of December 31, 2008 as the Company has satisfied certain conditions, including maintaining 400 full-time equivalent employees at the Gresham, Oregon facility for a specific period of time.

Belgian Loans

In June 2008, one of the Company’s European subsidiaries entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which had a balance of $25.0 million as of December 31, 2008 (based on the euro-to-dollar exchange rate in effect at that date), bears interest payable daily at the European Overnight Index Average (“EONIA”) plus 0.4%. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The term of the agreement is six months, which automatically extends and can be cancelled thereafter by a 90-day written notification.

A bank guarantee of $4.8 million was outstanding under a non-reusable commitment credit with a Belgian bank as of December 31, 2008. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2008. The Company has outstanding bank guarantees and letters of credit outside of our revolving facility and the non-reusable commitment credit totaling $10.9 million at December 31, 2008.

As part of the AMIS acquisition in March 2008, the Company assumed the obligations under a short-term bridge loan entered into by one of the Company’s European subsidiaries. The bridge loan was with a Belgian bank for $39.3 million (based on the euro-to-dollar exchange rate at that date) originally due May 31, 2008 and extended until July 31, 2008 with the proceeds to be used to finance capital expenditures and other general corporate purposes. The loan interest was paid weekly based on the one week EURO Interbank Offered Rate (“Euribor”) plus 0.5%. In June 2008, the Short-Term Bridge Loan was repaid with the proceeds from the June 2008 Belgian loan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, “the Notes”). The Company’s domestic subsidiaries, except those domestic subsidiaries acquired thru the acquisitions of AMIS and Catalyst, (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidating financial information for the issuer of the notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2008
Cash and cash equivalents	$—	$213.4	$—	$245.3	$—	$458.7
Receivables, net	—	16.9	—	171.9	—	188.8
Inventories, net	—	25.8	—	303.7	6.0	335.5
Other current assets	—	7.9	—	47.6	—	55.5
Deferred income taxes	—	(1.8)	—	8.5	—	6.7

Total current assets	—	262.2	—	777.0	6.0	1,045.2
Property, plant and equipment, net	—	164.0	3.1	607.6	(3.9)	770.8
Deferred income taxes	—	1.8	—	(1.8)		—
Goodwill	—	22.5	37.0	434.1	—	493.6
Investments and other assets	1,457.7	1,262.2	40.3	2,298.2	(5,013.8)	44.6

Total assets	$1,457.7	$1,712.7	$80.4	$4,115.1	$(5,011.7)	$2,354.2

Accounts payable	$—	$20.0	$0.1	$158.1	$—	$178.2
Accrued expenses and other current liabilities	0.6	61.6	0.8	187.0	1.7	251.7
Deferred income on sales to distributors	—	28.7	—	85.4	—	114.1

Total current liabilities	0.6	110.3	0.9	430.5	1.7	544.0
Long-term debt	778.1	235.8	—	47.5	—	1,061.4
Other long-term liabilities	—	27.5	0.4	20.2	—	48.1
Deferred Income Taxes	—	—	—	4.7		4.7
Intercompany	0.3	(270.2)	(51.6)	116.0	205.5	—

Total liabilities	779.0	103.4	(50.3)	618.9	207.2	1,658.2
Minority interests in consolidated subsidiaries	—	—	—	—	17.3	17.3
Stockholders’ equity (deficit)	678.7	1,609.3	130.7	3,496.2	(5,236.2)	678.7

Liabilities, minority interests and stockholders’ equity (deficit)	$1,457.7	$1,712.7	$80.4	$4,115.1	$(5,011.7)	$2,354.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2007
Cash and cash equivalents	$—	$192.1	$—	$82.5	$—	$274.6
Receivables, net	—	26.4	—	148.8	—	175.2
Inventories, net	—	33.9	—	185.0	1.6	220.5
Other current assets	—	7.8	—	60.5	—	68.3
Deferred income taxes	—	(1.8)	—	8.5	—	6.7

Total current assets	—	258.4	—	485.3	1.6	745.3
Property, plant and equipment, net	—	157.3	3.7	453.9	—	614.9
Goodwill	—	48.3	73.0	108.6	—	229.9
Investments and other assets	647.7	570.9	43.2	25.1	(1,239.4)	47.5

Total assets	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

Accounts payable	$—	$27.7	$0.2	$135.6	$—	$163.5
Accrued expenses and other current liabilities	0.6	56.6	1.3	76.8	1.7	137.0
Deferred income on sales to distributors	—	30.1	—	90.3	—	120.4

Total current liabilities	0.6	114.4	1.5	302.7	1.7	420.9
Long-term debt	839.0	213.6	—	76.0	—	1,128.6
Other long-term liabilities	—	29.8	—	17.0	—	46.8
Deferred income taxes	—	(1.8)	—	8.7	—	6.9
Intercompany	(207.8)	(112.1)	(13.4)	127.8	205.5	—

Total liabilities	631.8	243.9	(11.9)	532.2	207.2	1,603.2
Minority interests in consolidated subsidiaries	—	—	—	—	18.5	18.5
Stockholders’ equity (deficit)	15.9	791.0	131.8	540.7	(1,463.5)	15.9

Liabilities, minority interests and stockholders’ equity (deficit)	$647.7	$1,034.9	$119.9	$1,072.9	$(1,237.8)	$1,637.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2008
Revenues	$—	$434.9	$14.7	$2,718.9	$(1,113.7)	$2,054.8
Cost of revenues	—	405.9	1.7	1,979.4	(1,077.7)	1,309.3

Gross profit	—	29.0	13.0	739.5	(36.0)	745.5

Research and development	—	24.4	9.9	232.2	(32.6)	233.9
Selling and marketing	—	47.7	1.6	90.8	(5.7)	134.4
General and administrative	—	(7.1)	0.8	126.7	2.0	122.4
Internal commissions expense	—	(1.4)		1.4	—	—
In Process research and development	—	—	—	27.1	—	27.1
Amortization of acquisition related intangible assets	—	1.2	—	21.7	—	22.9
Goodwill impairment	—	24.0	36.0	484.5	—	544.5
Restructuring, asset impairments and other, net	—	9.1	—	17.1	—	26.2

Total operating expenses	—	97.9	48.3	1,001.5	(36.3)	1,111.4

Operating income (loss)	—	(68.9)	(35.3)	(262.0)	0.3	(365.9)
Interest expense, net	(18.4)	(4.2)	—	(8.9)	0.1	(31.4)
Other	—	(1.7)	0.1	(30.3)	29.0	(2.9)
Gain (loss) on debt prepayment	11.0	—	—	—	—	11.0
Equity in earnings	(372.7)	(301.0)	0.4	0.1	673.2	—

Income (loss) before income taxes, and minority interests	(380.1)	(375.8)	(34.8)	(301.1)	702.6	(389.2)
Income tax provision	—	2.9	—	6.5	—	9.4
Minority interests	—	—	—	—	(0.3)	(0.3)

Net income (loss)	$(380.1)	$(372.9)	$(34.8)	$(294.6)	$702.3	$(380.1)

Net cash provided by (used in) operating activities	$—	$(21.9)	$0.2	$415.5	$—	$393.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22.8)	(0.2)	(72.0)	—	(95.0)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.4	—	0.4
Purchase of a business	—	(14.5)		197.6	—	183.1
Proceeds from sales of property, plant and equipment	—	38.6	—	0.6	—	39.2

Net cash provided by (used in) investing activities	—	1.3	(0.2)	126.6	—	127.7

Cash flows from financing activities:
Intercompany loans	—	(750.0)	—	750.0	—	—
Intercompany loan repayments	—	780.0	—	(780.0)	—	—
Proceeds from debt issuance	—	—	—	77.1	—	77.1
Proceeds from issuance of common stock under the employee stock purchase plan	—	5.1	—	—	—	5.1
Proceeds from exercise of stock options	—	15.3	—	—	—	15.3
Repurchase of Treasury Stock	—	(2.9)	—	—	—	(2.9)
Dividends to minority shareholder of consolidated subsidiary	—	3.3	—	(4.8)	—	(1.5)
Equity injections from parent	—	—	3.3	—	—	3.3
Subsidiary declared dividend	—	15.9	(3.3)	(15.9)	—	(3.3)
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	—	—
Payment of capital lease obligation	—	(23.1)	—	(4.2)	—	(27.3)
Repayment of long term debt	—	(1.7)	—	(401.2)	—	(402.9)

Net cash provided by (used in) financing activities	—	41.9	—	(379.0)	—	(337.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	—	21.3	—	162.8	—	184.1
Cash and cash equivalents, beginning of period	—	192.1	—	82.5	—	274.6

Cash and cash equivalents, end of period	$—	$213.4	$—	$245.3	$—	$458.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries

For the year ended December 31, 2007
Revenues	$—	$522.9	$15.9	$1,949.5	$(922.1)	$1,566.2
Cost of revenues	—	442.5	1.7	1,453.3	(921.8)	975.7

Gross profit	—	80.4	14.2	496.2	(0.3)	590.5

Research and development	—	31.3	12.1	89.6	—	133.0
Selling and marketing	—	50.7	1.2	42.7	—	94.6
General and administrative	—	143.4	(150.0)	89.3	—	82.7
Restructuring, asset impairments and other, net	—	2.0	—	1.0	—	3.0

Total operating expenses	—	227.4	(136.7)	222.6	—	313.3

Operating income (loss)	—	(147.0)	150.9	273.6	(0.3)	277.2
Interest expense, net	(18.4)	0.5	(2.1)	(5.8)	—	(25.8)
Other	—	1.4	—	(1.4)	—	—
Loss on debt prepayment	—	(0.1)	—	—	—	(0.1)
Equity in earnings	260.6	399.0	3.3	—	(662.9)	—

Income (loss) before income taxes and minority interests	242.2	253.8	152.1	266.4	(663.2)	251.3
Income tax provision	—	2.6	—	(10.3)	—	(7.7)
Minority interests	—	—	—	—	(1.4)	(1.4)

Net income (loss)	$242.2	$256.4	$152.1	$256.1	$(664.6)	$242.2

Net cash provided by (used in) operating activities	$—	$(68.5)	$179.7	$205.9	$—	$317.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(35.6)	(0.1)	(105.0)	—	(140.7)
Funds deposited for purchases of property, plant and equipment	—	—	—	2.5	—	2.5
Purchase of non-marketable securities	—	(1.5)	—	—	—	(1.5)
Purchase of a business	—	(34.9)	—	(112.1)	—	(147.0)
Proceeds from sales of property, plant and equipment	—	0.4	—	10.2	—	10.6

Net cash used in investing activities	—	(71.6)	(0.1)	(204.4)	—	(276.1)

Cash flows from financing activities:
Intercompany loans	—	(764.2)	—	764.2	—	—
Intercompany loan repayments	—	947.5	(179.6)	(767.9)	—	—
Proceeds from debt issuance	—	0.5	—	25.0	—	25.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	4.8	—	—	—	4.8
Proceeds from exercise of stock options and warrants	—	42.0	—	—	—	42.0
Repurchase of Tresaury Stock	—	(55.2)	—	—	—	(55.2)
Dividends to minority shareholder of consolidated subsidiary	—	8.4	—	(12.5)	—	(4.1)
Equity injections from Parent	—	—	8.4	—	—	8.4
Subsidiary declared dividend	—	—	(8.4)	—	—	(8.4)
Payment of capital lease obligation	—	(12.6)	—	(1.4)	—	(14.0)
Payment of debt issuance and amendment costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(25.3)	—	(8.8)	—	(34.1)

Net cash provided by (used in) financing activities	—	145.5	(179.6)	(1.4)	—	(35.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	—	5.4	—	0.4	—	5.8
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$192.1	$—	$82.5	$—	$274.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2006
Revenues	$—	$531.3	$15.6	$1,842.6	$(857.7)	$1,531.8
Cost of revenues	—	430.8	2.5	1,382.0	(872.5)	942.8

Gross profit	—	100.5	13.1	460.6	14.8	589.0

Research and development	—	24.6	11.7	64.9	—	101.2
Selling and marketing	—	51.4	0.9	38.7	—	91.0
General and administrative	—	(9.3)	(0.1)	96.1	—	86.7
Restructuring, asset impairments and other, net	—	(5.0)	(0.7)	(1.2)	—	(6.9)

Total operating expenses	—	61.7	11.8	198.5	—	272.0

Operating income (loss)	—	38.8	1.3	262.1	14.8	317.0
Interest expense, net	(4.5)	(15.0)	(9.1)	(11.4)	—	(40.0)
Other	—	4.6	—	(4.1)	—	0.5
Loss on debt prepayment	—	(1.3)	—	—	—	(1.3)
Equity in earnings	276.6	237.6	5.9	—	(520.1)	—

Income (loss) before income taxes and minority interests	272.1	264.7	(1.9)	246.6	(505.3)	276.2
Income tax provision	—	5.8	—	(6.7)	—	(0.9)
Minority interests	—	—	—	—	(3.2)	(3.2)

Net income (loss)	$272.1	$270.5	$(1.9)	$239.9	$(508.5)	$272.1

Net cash provided by operating activities	$—	$185.7	$6.3	$157.8	$—	$349.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(120.7)	(0.1)	(78.2)	—	(199.0)
Funds deposited for purchases of property, plant and equipment	—	—	—	(1.2)	—	(1.2)
Purchase of intangible assets	—	(11.9)	—	—	—	(11.9)
Purchases of held-to-maturity securities	—	(35.4)	—	—	—	(35.4)
Purchase of minority interest	—	—	(9.2)	—	—	(9.2)
Proceeds from sales of held-to-maturity securities	—	35.4	—	—	—	35.4
Proceeds from sales of available-for-sale securities	—	2.3	—	—	—	2.3
Proceeds from sales of property, plant and equipment	—	75.7	3.0	2.2	—	80.9
Proceeds from property insurance settlement	—	7.9	—	—	—	7.9

Net cash used in investing activities	—	(46.7)	(6.3)	(77.2)	—	(130.2)

Cash flows from financing activities:
Intercompany loans	—	(530.9)	—	530.9	—	—
Intercompany loan repayments	—	615.6	—	(615.6)	—	—
Proceeds from debt issuance	—	484.0	—	25.0	—	509.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	3.1	—	—	—	3.1
Proceeds from exercise of stock options and warrants	—	14.4	—	—	—	14.4
Repurchase of Treasury Stock	—	(300.0)	—	—	—	(300.0)
Dividends to minority shareholder of consolidated subsidiary	—	2.0	—	(3.4)	—	(1.4)
Payment of costs to issue common stock	—	76.1	—	—	—	76.1
Payment of capital lease obligation	—	(7.6)	—	—	—	(7.6)
Payment of debt issuance and amendment costs	—	(15.8)	—	—	—	(15.8)
Repayment of long term debt	—	(440.2)	—	(22.1)	—	(462.3)
Equity injections from Parent	—	—	2.0	—	—	2.0
Subsidiary declared dividend	—	—	(2.0)	—	—	(2.0)

Net cash used in financing activities	—	(99.3)	—	(85.2)	—	(184.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4

Net increase (decrease) in cash and cash equivalents	—	39.7	—	(4.2)	—	35.5
Cash and cash equivalents, beginning of period	—	147.0	—	86.3	—	233.3

Cash and cash equivalents, end of period	$—	$186.7	$—	$82.1	$—	$268.8

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather, SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 9:    Income Taxes

Geographic sources of income (loss) before income taxes and minority interests are as follows (in millions):

	Year ended December 31,
	2008	2007	2006
United States	$(383.5)	$(13.6)	$14.3
Foreign	(5.7)	264.9	261.9

	$(389.2)	$251.3	$276.2

The provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Current
Federal	$(13.7)	$—	$—
State and local	0.3	—	—
Foreign	10.1	4.6	(2.4)

	(3.3)	4.6	(2.4)

Deferred
Federal	—	—	—
State and local	—	—	—
Foreign	(6.1)	3.1	3.3

	(6.1)	3.1	3.3

	$(9.4)	$7.7	$0.9

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(0.1)	—	—
Foreign withholding taxes	—	—	—
Foreign rate differential	0.4	(32.4)	(37.4)
Dividend income from foreign subsidiaries	(4.3)	17.2	6.5
Goodwill impairment	(23.3)	—	—
Change in valuation allowance	(8.8)	(16.4)	(2.0)
Tax reserves	3.0	(0.9)	(2.2)
Other	0.6	0.6	0.4

	2.5%	3.1%	0.3%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2008 and December 31, 2007 are as follows (in millions):

	Year ended December 31,
	2008	2007
Net operating loss and tax credit carryforwards	$443.1	$373.5
Tax-deductible goodwill	109.7	122.4
Reserves and accruals	33.3	20.6
Property, plant and equipment	36.6	51.7
Inventories	16.5	15.7
Other	33.1	35.2

Gross deferred tax assets	$672.3	$619.1
Valuation allowance	(670.2)	(619.3)

Net deferred tax asset (liability)	$2.1	$(0.2)

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2008, the Company had $12.3 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction to the provision for income taxes.

As of December 31, 2008, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $1,014.7 million, $1,081.4 million and $31.4 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2009 through 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOL’s to approximately $93.1 million per year.

The Company reviews the collectibility of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period. As of December 31, 2008 the Company had no allowances for tax receivables.

The 2008 provision included $2.2 million for income and withholding taxes of certain of the Company’s foreign operations and $5.4 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $17.0 million of previously accrued income taxes for anticipated audit issues.

Each year, the Company reassesses its intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries, concluding that except for certain earnings that the Company intends to reinvest indefinitely, provisions will be made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries on the belief that those earnings will be ultimately dividended to the parent. Undistributed earnings of approximately $594.1 million at December 31, 2008, have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized approximately $8.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$21.7
Additions based on tax positions related to the 2007 year	1.7
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1.7)
Lapse of statute	(0.7)
Settlements	(1.1)

Balance at December 31, 2007	19.9
Reserves acquired—AMIS and Catalyst	6.8
Additions related to tax positions current year	4.0
Additions related to tax positions of prior years	—
Reductions for tax positions of prior years	(0.7)
Lapse of statute	(10.5)
Settlements	(1.2)
Currency adjustments	1.1

Balance at December 31, 2008	$19.4

Included in the balance at December 31, 2008 balance of $17.4 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. No portion of the total $19.4 million balance of unrecognized tax benefit at December 31, 2008 is related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2008, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $(4.1) million and $2.7 million in interest and penalties expense (benefit) at December 31, 2008 and 2007, respectively. Additionally, upon the acquisition of AMIS and Catalyst, the balance of accrued interest and penalties increased $1.2 million. The Company had approximately $3.9 million and $6.8 million for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 10:    Common Stock, Treasury Stock and Net Income (Loss) Per Share

In March 2008, the Company’s stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 600 million to 750 million shares. During 2008, the Company issued 114.1 million shares in association with the AMIS and Catalyst acquisitions.

In May 2006, the Company’s stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 500 million shares to 600 million shares.

Net income (loss) per share calculations for 2008, 2007 and 2006 are as follows (in millions, except per share data):

	2008	2007	2006
Net income (loss) applicable to common stock	$(380.1)	$242.2	$272.1
Add: Amortization of debt issuance costs of zero coupon convertible subordinated notes, net of tax	—	—	0.8

Diluted net income (loss) applicable to common stock	$(380.1)	$242.2	$272.9

Basic weighted average common shares outstanding	379.0	290.8	319.8
Add: Incremental shares for:
Dilutive effect of stock options	—	7.5	6.5
1.875% convertible senior subordinated notes	—	2.9	1.1
Convertible zero coupon senior subordinated notes	—	—	14.7

Diluted weighted average common shares outstanding	379.0	301.2	342.1

Income (loss) per common share
Basic:	$(1.00)	$0.83	$0.85

Diluted:	$(1.00)	$0.80	$0.80

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For 2008, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss. Had the Company generated net income during the year ended December 31, 2008, the assumed exercise of stock options would have resulted in additional incremental shares of diluted weighted average common shares outstanding of 2.1 million. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted net income per share calculation. The excluded option shares were 34.7 million, 7.2 million and 12.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were issued as part of the AMIS acquisition, were outstanding as of December 31, 2008, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Additionally, warrants held by non-employees to purchase approximately 53,000 shares of the Company’s common stock, which were issued as part of the Catalyst acquisition, were outstanding as of December 31, 2008, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

As a result of the July 2006 exchange offer (see Note 8: “Long-Term Debt” for discussion), the zero coupon convertible senior subordinated notes due 2024 are convertible into cash up to the par value of $260.0 million, based on conversion price of $9.82 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2008, 2007 and 2006 the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded during the periods subsequent to the exchange offer.

For the year ended December 31, 2008, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2008 the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the years ended December 31, 2008, 2007 and 2006, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2007 and 2006 the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

See Note 8: “Long-Term Debt” for further discussion of the zero coupon convertible senior subordinated notes, the 1.875% and 2.625% convertible senior subordinated notes.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company used proceeds from the issuance of its 2.625% convertible senior subordinated notes due 2026 and cash on hand to repurchase 40,415,970 shares of its common stock during 2006. Of this total, 9,749,303 shares of the Company’s Common stock was repurchased from TPG at a price of $7.18 per share. This per share purchase price represented a discount of approximately 3% from the closing price of the Company’s common stock on the day prior to the execution of the related purchase agreement between TPG and the Company. Additionally, the Company used cash on hand to repurchase 5,000,000 shares of its common stock during the year ended December 31, 2007, at a price of $11.05 per share. During 2008, the Company repurchased 0.5 million of treasury stock as a result of net share settlement method of tax withholding associated with restricted stock units. None of these shares had been reissued or retired as of December 31, 2008, but may be reissued or retired by the Company at a later date.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 Plan”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the 2000 Plan which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. As of January 1, 2009 and 2008, the number of shares of the Company’s common stock reserved and available for grant increased by 17.3 million and 8.8 million, respectively to 82.2 million and 64.9 million, respectively. The 17.3 million increase as of January 1, 2009 consisted of 12.4 million shares pursuant to the evergreen increase and 4.9 million shares from companies acquired in 2008.

The 2000 Plan has also been amended to increase the maximum number of options granted to any one participant during the fiscal year from 1.0 million shares to 2.5 million, and to allow the Board of Directors to adopt a program of exchanging underwater options for newly issued options.

In March 2008 the Company assumed approximately 9.4 million employee stock options and 1.1 millions restricted stock unit awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not be approved by the Company stockholders but which was approved by AMIS Holdings, Inc. (“AMI”) stockholders. Approximately 4.9 million shares were added to the SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan.

In October 2008 the Company also assumed approximately 3.9 millions employee stock options and 0.4 million restricted stock unit awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company stock holders but which were approved by Catalyst Semiconductor, Inc. (“Catalyst”) stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan.

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

There was an aggregate of 24.9 million and 21.0 million shares of common stock available for grant under both plans at December 31, 2008 and December 31, 2007, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restricted Stock Units and Awards

The Company’s 2000 Stock Incentive Plan permits the granting of restricted stock units to eligible employees and non-employee directors at fair market value at the date of the grant. Restricted stock units vest over three to four years or based on the achievement of certain performance criteria and are payable in shares of the Company’s stock upon vesting.

During 2008, the Company issued 1.6 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units vesting is evaluated each reporting period and compensation expense is recognized for those units for which issuance is probable. As of December 31, 2008, the Company determined that it is probable that only a certain portion of those performance criteria will be met. Compensation expense of $6.5 million was recognized during the year for performance based restricted stock units that are expected to vest.

The following table presents a summary of the status of the Company’s non-vested restricted stock units granted to certain officers and directors of the Company as of December 31, 2008, and changes during the year ended December 31, 2008 (number of shares in millions):

	Year Ended December 31, 2008
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2007	1.5	$10.55
Granted	3.5	6.89
Assumed in acquisitions	1.5	5.07
Released	(1.4)	9.00
Forfeited	(0.2)	6.04

Nonvested shares of restricted stock units at December 31, 2008	4.9	$6.96

During the year ended December 31, 2008, the Company granted 0.1 million shares in restricted stock awards with immediate vesting and with a weighted average grant date fair value of $6.03 per share

As of December 31, 2008, there was approximately $13.3 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the plan; of this total approximately $0.6 million of unrecognized compensation expense related to the performance based restricted stock units. The cost is expected to be recognized over the vesting period; for restricted stock units with performance criteria expense will be recognized over the period the performance criteria is expected to be met. Unrecognized compensation cost related to certain 2008 performance criteria are excluded because it is assumed those performance criteria will not be met. Compensation expense related to restricted stock units was $14.1 million for the year ended December 31, 2008.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

stock on the first day of the offering period. During the years ended December 31, 2008 and 2007 employees purchased approximately 1.2 million shares and 0.6 million shares under the plan, respectively. Through December 31, 2004, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable there under to 8.5 million shares. As of December 31, 2008, there were 1.1 million shares available for issuance under the Employee Stock Purchase Plan.

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

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 was $3.30 per share, $3.72 per share and $2.90 per share, respectively, and was calculated using the lattice-based model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Volatility	55.4%	41.9%	49.2%
Risk-free interest rate	2.8%	4.4%	4.8%
Expected Term	5.2 years	4.2 years	4.0 years

The volatility input is developed using implied volatility. The expected term of options represents the period of time that the options are expected to be outstanding. The expected term disclosure above is computed using the lattice model’s estimated fair value as an input to the Black-Sholes formula and solving for expected term. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected term.

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. Forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 13%, 12% and 13% in the years ended December 31, 2008, 2007 and 2006, respectively.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the years ended December 31, 2008, 2007 and 2006 were $2.13 per share, $2.31 per share and $1.49 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Year Ended	Year Ended	Year Ended
Employee Stock Purchase Plan	December 31, 2008	December 31, 2007	December 31, 2006
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	1.67%	4.57%	4.76%
Volatility	58.00%	40.00%	46.00%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Total share-based compensation expense, related to the Company’s employee stock options, employee stock purchase plan and restricted stock units recognized for the years ended December 31, 2008, 2007 and 2006 were comprised as follows (in millions, except per share data):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenues	$8.8	$4.7	$2.5
Research and development	5.7	2.6	1.7
Selling and marketing	5.3	2.9	2.1
General and administrative	13.4	6.3	3.9

Share-based compensation expense before income taxes	33.2	16.5	10.2
Related income tax benefits (1)	—	—	—

Share-based compensation expense, net of taxes	$33.2	$16.5	$10.2

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

The Company recorded $12.8 million in share-based compensation expense during the year ended December 31, 2008, related to share-based awards granted during the year ended December 31, 2008. This expense was comprised as follows (in millions):

Year Ended December 31, 2008
Stock Options	$4.1
Restricted Stock Units	5.5
Restricted Stock Awards	0.7
Employee Stock Purchase Plan	2.5

Total Expense related to share-based awards granted during the year	$12.8

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Agregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2007	21.5	$7.08
Grants	7.5	6.56
Assumed in acquisitions	13.3	8.42
Exercises	(2.6)	5.74
Cancellations	(3.2)	9.19

Outstanding at December 31, 2008	36.5	$7.38	6.12	$3.80

Exercisable at December 31, 2008	19.5	$7.47	4.38	$3.70

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net stock options, after forfeitures and cancellations, granted during the year ended December 31, 2008 and December 31, 2007 represented 1.5% and 1.7% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2008 and December 31, 2007 represented 1.8% and 2.1% of outstanding shares as of the end of each such fiscal year, respectively.

At December 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $28.2 million, which is expected to be recognized over a weighted average period of 2.6 years. The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $8.7 million. The Company recorded cash received from the exercise of stock options of $15.3 million and cash from issuance of shares under the Employee Stock Purchase Plan of $5.1 million and no related tax benefits during the year ended December 31, 2008. Upon option exercise or completion of a purchase under the Employee Stock Purchase Plan the Company issues new shares of stock.

Additional information about stock options outstanding at December 31, 2008 with exercise prices less than or above $3.40 per share, the closing price at December 31, 2008, follows (number of shares in millions):

	Exerciseable		Unexerciseable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $3.40	3.2	$2.25	0.1	$2.68	3.3	$2.26
Above $3.40	16.3	$8.50	16.9	$7.30	33.2	$7.89

Total outstanding	19.5	$7.47	17.0	$7.27	36.5	$7.38

Note 12:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The Company expects to contribute $3.0 million in 2009. As discussed below, the 2009 funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The assumed rate of return on plan assets for these plans for 2009 is 5.21%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, we assume our long-term asset mix will generally be consistent with the current mix.

The Company recognizes actuarial gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a summary of the status of the Company’s various pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2008	2007	2006
	Foreign Pension Plans	Foreign Pension Plans	Foreign Pension Plans
Service cost	$3.8	$1.1	$1.0
Interest cost	2.9	1.2	1.0
Expected return on plan assets	(2.6)	(0.7)	(0.6)
Amortization of prior service cost	0.4	0.3	0.3
Other losses (gains)	1.1	0.4	(0.8)

Total net periodic pension cost	$5.6	$2.3	$0.9

Weighted average assumptions
Discount rate	5.26%	4.48%	4.65%
Expected return on plan assets	5.21%	5.07%	5.42%
Rate of compensation increase	4.74%	3.18%	3.74%

	December 31,
	2008	2007
	Foreign Pension Plans	Foreign Pension Plans
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$27.0	$25.6
Benefit obligation incurred through acquisition	38.2	—
Service cost	3.8	1.1
Interest cost	2.9	1.2
Net actuarial (gain) or loss	(6.4)	0.8
Benefits paid	(3.6)	(1.7)
Translation (gain) or loss	4.7	—

Projected benefit obligation at the end of the year	$66.6	$27.0

Accumulated benefit obligation at the end of the year	$49.9	$22.4

Change in plan assets
Fair value of plan assets at the beginning of the year	13.6	$12.8
Plan assets incurred through acquisition	49.4	—
Actual return on plan assets	(2.6)	—
Benefits paid from plan assets	(3.6)	(1.7)
Employer contributions	3.1	2.5
Translation gain	2.5	—

Fair value of plan assets at the end of the year	$62.4	$13.6

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$11.9	$—
Current liabilities	(0.3)	(0.2)
Noncurrent liabilities	(15.8)	(13.2)

Funded status	$(4.2)	$(13.4)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$0.6	$0.8

Weighted average assumptions at the end of the year
Discount rate	5.26%	4.48%
Rate of compensation increase	4.74%	3.18%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2008 and 2007, respectively, the assets of the Company’s foreign plans were invested in 65% and 41% equity securities, 29% and 49% debt securities and 6% and 10% in other investments, which included investment contracts and other short-term investments. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the current economic environment.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $25.0 million, $23.0 million, and $9.6 million, respectively, as of December 31, 2008 and $21.4 million, $19.9 million, and $9.6 million, respectively, as of December 31, 2007.

The expected benefit payments for the Company’s defined benefit plans by year from 2009 through 2013 and the five years thereafter are as follows (in millions):

2009	$1.1
2010	4.0
2011	1.1
2012	2.7
2013	2.8
5 years thereafter	23.6

Total	$35.3

As required by SFAS No. 158 for the fiscal periods ending after December 15, 2006, the Company recognizes a liability in its financial statements for the underfunded status of its pension plans. The total underfunded status was $16.1 million at December 31, 2008. The Company’s expected contributions to fund the $16.1 million liability at December 31, 2008 by year from 2009 through 2013 and the years thereafter are as follows (in millions):

2009	$3.0
2010	3.0
2011	3.0
2012	3.0
2013	3.0
Thereafter	1.1

Total	$16.1

Defined Contribution Plans

The Company has a deferred compensation savings plan (“the Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. During the year ended December 31, 2006 the Company elected to have a discretionary matching contribution of 100% of the first 3% of employee contributions and, if certain financial goals are achieved, up to an additional 50% of the next 6% of employee contributions. Beginning January 1, 2007, the Company elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $7.1 million, $5.9 million and $4.2 million of expense relating to matching contributions in 2008, 2007 and 2006, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.5 million, $0.4 million and $0.4 million relating to these plans for the years ended 2008, 2007 and 2006, respectively.

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

At December 31, 2008 and 2007 the Company had net outstanding foreign exchange contracts in a buy position with a net notional amount of $49.4 million and $29.9 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2008 and 2007 (in millions):

	December 31,
	2008 Buy (Sell)	2007 Buy (Sell)
Japanese Yen	$6.9	$(4.4)
Euro	11.6	—
Great Britain Pound	—	(0.9)
Taiwan Dollar	(1.0)	(0.8)
Chinese Renminbi	2.3	—
Malaysian Ringgit	18.5	15.7
Philippine Peso	(0.3)	(0.6)
Singapore Dollar	3.0	2.7
Czech Koruna	8.4	13.3
Slovak Koruna	—	4.9

	$49.4	$29.9

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2008, the counterparty on the Company’s foreign exchange contracts is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2008, 2007 and 2006, realized and unrealized foreign currency transaction gains (losses) totaled $(2.8) million, zero and $(3.5) million, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other

At December 31, 2008, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 14:    Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of December 31, 2008 (in millions):

	Balance as of December 31, 2008	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$259.1	$259.1
Comercial paper	61.4	61.4
Money market funds	138.2	138.2

Total financial assets	$458.7	$458.7

Liabilities:
Forign currency exchange contracts	$0.8	$0.8

Our financial assets and liabilities are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

As of December 31, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-term Debt, Including Current Portion

The fair values of the Company’s long-term borrowings are determined by obtaining quoted market prices (level 1 under SFAS 157) if available or market prices for comparable debt instruments (level 2 under SFAS 157).

The carrying amounts and fair values of the Company’s long-term borrowings at December 31, 2008 and 2007 are as follows (in millions):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$ (1,169.3)	$ (858.0)	$ (1,159.4)	$ (1,268.1)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 15:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2008 (in millions):

Year ending December 31,
2009	$17.6
2010	12.9
2011	10.9
2012	9.3
2013	4.6
Thereafter	16.3

Total (1)	$71.6

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2008, 2007 and 2006 was $18.7 million, $9.2 million, and $6.8 million, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2008 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

The Company has a bank guarantee of $4.8 million that was outstanding under a non-reusable commitment credit with a Belgian bank as of December 31, 2008. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2008. The Company also has outstanding bank guarantees and letters of credit outside of our revolving facility and the non-reusable commitment credit totaling $10.9 million at December 31, 2008.

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

In June 2003, upon the determination of a special independent committee of the Company’s Board of Directors, the Company elected to participate in a proposed settlement with the plaintiffs in this litigation. Had it been approved by the District Court, this proposed issuer settlement would have resulted in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against the Company and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement in a timely and appropriate fashion.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In February 2009, an agreement-in-principle to settle the litigation in its entirety was reached, which agreement will be subject to negotiation, filing with the District Court of definitive settlement documents, and final approval by the District Court. While the Company can make no assurances or guarantees as to the outcome of these proceedings, it believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that its products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that it stop use of such rights, or other remedies. The Company was in binding arbitration on one such claim under an existing license agreement. The arbitration hearing occurred late last year and the panel issued an Interim Reasoned Award on March 20, 2008 containing a final decision and ruling that none of the Company’s accused products infringed the asserted patent. Per the terms of the license agreement, this decision is binding and non-appealable. However, on April 10, 2008, the other party filed a motion with the panel to reconsider its decision on the merits, which the Company opposed as being impermissible and procedurally improper. On May 1, 2008, the panel issued its decision and order denying the other party’s motion to reconsider the Interim Reasoned Award. On May 19, 2008, the Company filed a motion to recover its costs, arbitrators’ fees, and attorneys’ fees. On July 11, 2008, the panel issued a decision in the Company’s favor and ordered the other party to pay the Company substantially all of its costs and fees. On June 20, 2008, the other party filed petitions to vacate in part the panel’s Interim Reasoned Award. One petition was filed in Arizona State Court and the other petition was filed in Arizona Federal District Court. On August 15, 2008, the Company filed a counter-petition in state court to confirm the panel’s July 11, 2008 ruling. On August 29, 2008, the other party filed an amended petition in state court to stay all proceedings there pending the federal court’s decision on jurisdiction, which petition was subsequently granted on October 16, 2008. The Company believes both petitions filed by the other party are without merit. On January 30, 2009, the Company entered into a settlement agreement with the other party who agreed to pay the Company the costs and fees awarded by the panel. The parties filed stipulations to dismiss in both the state and federal courts, which stipulations to dismiss were granted with prejudice by the state court on February 4, 2009 and by the federal court on February 5, 2009 bringing this matter to a close.

On April 18, 2008, LSI Logic Corporation (“LSI”) and Agere Systems Inc. (“Agere”) (which was acquired by LSI in 2007) filed a new patent infringement action with the U.S. International Trade Commission (“ITC”) naming 18 semiconductor companies including the Company. LSI and Agere also filed a parallel patent infringement lawsuit against the same companies in the Federal District Court in the Eastern District of Texas. LSI and Agere are seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patent relates to semiconductor wafer processing. The Company believes that we are already licensed to the asserted patent through pre-existing patent license agreements with LSI and Agere, and that these licenses cover all of the Company’s relevant wafer operations. LSI and Agere have agreed with the Company’s assertion that the Company is already licensed and the Company is completing discussions on a settlement agreement which would dismiss it from both the ITC action and the lawsuit.

Prior to the acquisition of AMIS by us on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of Microsemi Corporation (“PowerDsine”), in the United States District Court for the Southern District of New York related to AMIS’s recently announced power-over-Ethernet (“PoE”) Power Sourcing Equipment (“PSE”) application specific integrated circuit products custom-designed for Broadcom Corporation. The complaint alleged that AMIS breached the terms of a nondisclosure agreement between the parties and that AMIS interfered with a

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

PowerDsine, Ltd. employment contract with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi for defamation. In December 2008, the district court held on summary judgment that PowerDsine and Microsemi’s statements did not constitute defamation under California state law (where the statements by Microsemi were made). Also in December 2008, the parties participated in a mandatory mediation with a federal Magistrate Judge for the Southern District of New York, but arrived at no settlement. Discovery in the case is complete and the trial began in New York on February 2, 2009 and was scheduled to be completed by February 13, 2009. On February 10, 2009, the district court judge suspended trial until March 23, 2009 to allow for further mediation in an effort to resolve the dispute. The Company believes that the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Prior to the acquisition of AMIS by the Company on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006 the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys has filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue. The PTO granted all three petitions and consolidated all three re-examinations into one proceeding before a single examiner. In April 2008, the court lifted the stay despite the ongoing reexamination proceedings in the PTO which proceedings were subsequently completed in September 2008 and the PTO issued a final rejection of all claims in the asserted patent over prior art. Ricoh has filed a notice of appeal with PTO and has until February 24, 2009 to file its appeal brief. Additionally, in September 2008 the court granted defendants request to refile its summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. A hearing on defendants’ motion for summary judgment was scheduled for January 30, 2009 but was cancelled by the judge who instead told both parties that he would issue his order without holding a hearing. The Company is currently awaiting the judge’s order. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on the its consolidated financial position, results of operations, financial condition or cash flows.

Note 16:    Related Party Transactions

As described in Note 1 “Background and Basis of Presentation”, on August 4, 1999, certain related transactions were effected pursuant to an agreement among the Company, SCI LLC and TPG. As of December 31, 2006, TPG owned approximately 33%, or 95.4 million shares, of the Company’s outstanding shares of common stock. During the year ended December 31, 2007, TPG sold all its remaining shares of the Company’s common stock.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

During 2007, the Company incurred $0.2 million of costs and expenses on behalf of TPG in connection with prospectus supplements and private offerings for the sale of approximately 95.4 million shares of the Company’s stock, which were owned by TPG, as described in Note 9 “Common Stock, Treasury Stock and Net Income Per Share”.

During 2007 and 2006 the Company repurchased common stock from TPG, as described in Note 10: “Common Stock, Treasury Stock and Net Income (Loss) Per Share.”

Note 17:    Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Non-cash investing activities:
Common stock issued for purchase of business	$1,045.3	$—	$—
Non-cash financing activities:
Equipment acquired through capital leases	$56.6	$5.6	$58.2
Cash (received) paid for:
Interest income	$(6.9)	$(13.1)	$(11.9)
Interest expense	34.6	34.1	47.8
Income taxes	3.4	4.6	(0.7)

For the year ended December 31, 2008, purchases of property, plant and equipment did not include $36.9 million of purchases that remained unpaid in accounts payable as of December 31, 2008.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 18:    Segment Information

The Company is organized into five primary operating segments, which also represent five reporting segments: automotive and power regulation, computing, digital and consumer, standard products (which includes products that are sold in many different end-markets) and custom and foundry product group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. The Company’s manufacturing services and custom products segment includes parts manufactured for other semiconductor companies, principally in the Gresham, Oregon facility as well as custom products from our acquisition of AMIS. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives.

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

Standard Logic

Memory Products

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, income taxes, restructuring, asset impairments and other, net, goodwill impairment and certain other unallocated manufacturing and operating expenses.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues, gross profit and operating income for the Company’s reportable segments for the years ended December 31, 2008, 2007, and 2006 are as follows (in millions):

	Automotive & Power Regulation	Computing Products	Digital & Consumer Products	Standard Products	Custom and Foundry Product Group	Total
Year ended December 31, 2008:
Revenues from external customers	$432.5	$430.7	$176.8	$488.5	$526.3	$2,054.8
Segment gross profit	$167.4	$156.9	$92.9	$196.4	$175.6	$789.2
Segment operating income	$78.5	$61.3	$49.7	$111.0	$3.8	$304.3

Year ended December 31, 2007:
Revenues from external customers	$436.9	$356.5	$178.5	$497.9	$96.4	$1,566.2
Segment gross profit (loss)	$170.4	$134.0	$97.5	$212.3	$(2.8)	$611.4
Segment operating income (loss)	$78.8	$62.8	$52.2	$138.0	$(5.4)	$326.4

Year ended December 31, 2006:
Revenues from external customers	$418.2	$347.3	$160.5	$505.2	$100.6	$1,531.8
Segment gross profit	$176.8	$128.4	$83.2	$212.9	$18.9	$620.2
Segment operating income	$91.1	$66.4	$37.7	$135.5	$17.3	$348.0

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Gross profit for reportable segments	$789.2	$611.4	$620.2
Unallocated amounts:
Other unallocated manufacturing costs	(43.7)	(20.9)	(31.2)

Gross profit	$745.5	$590.5	$589.0

Operating income for reportable segments	$304.3	$326.4	$348.0
Unallocated amounts:
Restructuring and other charges	(26.2)	(3.0)	6.9
Goodwill impairment	(544.5)	—	—
Other unallocated manufacturing costs	(43.7)	(20.9)	(31.2)
Other unallocated operating expenses	(55.8)	(25.3)	(6.7)

Operating income	$(365.9)	$277.2	$317.0

Certain operating expenses are not allocated to reportable segments. The increase in other unallocated operating expenses from $25.3 million in 2007 to $55.8 million in 2008 was primarily due to incremental research and development expenses in our Gresham wafer fabrication facility and the one time write offs of in-process research and development associated with our acquisitions of AMIS and Catalyst. The increase in other unallocated operating expenses from $6.7 million in 2006 to $25.3 million in 2007 was primarily due to increased costs to develop new products in our Gresham wafer fabrication facility that impact all reportable segments.

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

Revenues by geographic location, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Hong Kong	$775.5	$666.4	$546.5
United States	502.7	361.5	393.4
The Other Asia/Pacific	253.1	149.7	199.5
United Kingdom	204.8	228.9	228.0
Belgium	158.5	—	—
Singapore	157.9	148.6	160.6
The Other Americas	2.0	11.1	3.6
The Other Europe	0.3	—	0.2

	$2,054.8	$1,566.2	$1,531.8

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2008	2007	2006
United States	$195.7	$161.0	$169.7
China	117.5	118.1	105.5
Europe	114.9	117.6	101.9
Malaysia	109.9	97.5	91.0
The Other Asia/Pacific	106.3	52.2	40.0
Japan	77.4	66.4	66.6
Belgium	45.9	—	—
The Other Americas	3.2	2.1	3.4

	$770.8	$614.9	$578.1

Sales to one customer accounted for approximately 11% of the Company’s revenues during 2008, 2007 and 2006, respectively.

ON SEMICONDUCTOR CORPORATION

SUPPLEMENTARY DATA

SELECTED QUARTERLY DATA (UNAUDITED)

Consolidated quarterly financial information for 2008 and 2007 follows (in millions, except per share data):

	Quarter ended 2008
	March 28	June 27	September 26	December 31
Revenues	$421.9	$562.7	$581.5	$488.7
Gross profit	146.6	191.6	221.6	185.7
Net income (loss)	20.8	44.6	61.2	(506.7)
Diluted net income (loss) per common share	$0.07	$0.11	$0.15	$(1.24)

	Quarter ended 2007
	March 30	June 29	September 28	December 31
Revenues	$374.2	$381.2	$402.9	$407.9
Gross profit	136.6	146.0	155.6	152.3
Net income	54.0	63.3	63.8	61.1
Diluted net income per common share	$0.18	$0.21	$0.20	$0.20

ON SEMICONDUCTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Writeoffs		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2006	$4.4	$0.7	$—		$—		$5.1	(1)

Year ended December 31, 2007	$5.1	$(1.6)	$—		$—		$3.5

Year ended December 31, 2008	$3.5	$2.8	$3.9	(5)	$—		$10.2

Allowance for deferred tax assets
Year ended December 31, 2006	$669.2	$(4.2)	$—		$—		$665.0

Year ended December 31, 2007	$665.0	$(45.7)	$—		$—		$619.3

Year ended December 31, 2008	$619.3	$39.3	$11.6	(4)	$—		$670.2

Allowance for tax receivables
Year ended December 31, 2006	$9.3	$—	$0.4	(2)	$(6.7	)(3)	$3.0

Year ended December 31, 2007	$3.0	$—	$0.1	(2)	$(3.1	)(3)	$—

Year ended December 31, 2008	$—	$—	$—		$—		$—

(1)	The allowance for doubtful accounts as of December 31, 2006 includes $0.3 million of reserves against receivables that were collected during 2007 and were included in other assets on the consolidated balance sheet as of December 31, 2006.
(2)	Represents the change due to fluctuations of foreign currency values.
(3)	Represents the reversal of allowance for tax receivables against certain foreign income tax and research and development tax receivables.
(4)	Represents a change of $1.4 million due to fluctuations of foreign currency values as well as a charge of $13.0 million to goodwill for Deferred tax assets acquired from AMIS and Catalyst.
(5)	Represents the balance of allowance for doubtful accounts of $3.8 million and $0.1 million from the acquisitions of AMIS and Catalyst, respectively.

Exhibit No.		Exhibit Description
2.1		Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC. (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3		Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Corporation’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4		Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” or “Corporation,” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5	(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V.(incorporated by reference from Exhibit 2.6 to the Corporation’s Form 10-K filed with the Commission on February 12, 2008)†

2.5	(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)

2.6		Agreement and Plan of Merger and Reorganization, dated July 16, 2008, by and among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report Form 8-K filed with the SEC on July 17, 2008)†

3.1		Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Corporation’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2		Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

4.1		Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Corporation’s Form 10-K filed with the Commission on March 10, 2004)

Exhibit No.	Exhibit Description
4.2	Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005 (incorporated by reference from Exhibit 4.3(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

4.4	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.5	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1), of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

Exhibit No.	Exhibit Description
4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.12	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.13	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.14	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Corporation’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.15	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.16	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.17	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No. 1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.1(b) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to the Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

Exhibit No.	Exhibit Description
10.4	Employee Matters Agreements, as amended, dated May 11, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.5(c)	Amendment to the SCG Holding Corporation 1999 Founders Stock Option Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.3 of the Second Quarter 2007 Form 10-Q filed with the Commission on August 1, 2007)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Corporation’s Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George dated February 17, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.8(e)	Amendment No. 4 to Employment Agreement with William George executed on September 1, 2006 (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.10(b)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to the Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

Exhibit No.		Exhibit Description
10.10	(c)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10	(d)	2000 Stock Incentive Plan — Take Ownership (ON Ownership) Grant Agreement (incorporated by reference from Exhibit 10.33(b) to Amendment No. 3 to the Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.10	(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10	(f)	Not used

10.10	(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10	(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10	(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Corporation’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)(2)

10.10	(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

10.10	(k)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Corporation’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.11		2000 Employee Stock Purchase Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.8 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.12	(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.12	(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.12	(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.13	(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.13	(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.14	(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

Exhibit No.	Exhibit Description
10.14(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Corporation’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.16(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Corporation’s Form 10-K filed with the Commission on February 22, 2006)(2)

10.16(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Corporation’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.16(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.16(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.16(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.17(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

10.17(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 of Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.18(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 to the Corporation’s Form 10-K filed with the Commission on March 25, 2003)

Exhibit No.	Exhibit Description
10.18(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.19(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.19(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008 (incorporated by reference from Exhibit 10.4 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.20(a)	Amendment and Restatement Agreement, dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20(b)	Amended and Restated Credit Agreement dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999, (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20(c)	Reaffirmation Agreement, dated as of March 6, 2007, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, each subsidiary listed thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report Form 8-K filed with the Commission on March 9, 2007)

10.21(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million (incorporated by reference from Exhibit 10.56(a) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank Sichuan Branch dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Corporation’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)

10.21(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million (incorporated by reference from Exhibit 10.56(b) to the Corporation’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

Exhibit No.	Exhibit Description
10.21(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(c) to the Corporation’s Annual Report on Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.22(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.22(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.23	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Corporation’s Form 10-K filed with the Commission on February 23, 2007)(2)

10.24(a)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.24(b)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April, 29 2008 (incorporated by reference from Exhibit 10.12 to the Corporation’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.24(c)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.25	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Corporation’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit D to Exhibit 2.1 of the Corporation’s First Quarter 2006 10-Q filed with the Commission on April 27, 2006)††

10.26	Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on March 23, 2006) (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 29, 2006)(2)

10.27(a)	Bill of Sale dated November 7, 2006 executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(b)	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27(c)	Amendment No. 1, dated as of March 11, 2008, to Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on March 17, 2008)

Exhibit No.		Exhibit Description
10.27	(d)	Schedule No. 001 executed as of November 7, 2006 between Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27	(e)	Schedule No. 002, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(f)	Bill of Sales each dated as of March 11, 2008, executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (Annex B to Schedule Nos. 0002 and 0003) and Description of Equipment (Annex A to Schedule Nos. 0002 and 0003) to Lease Agreement dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(g)	Schedule No. 003, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(h)	Corporate Guaranty of ON Semiconductor Corporation, executed as of March 11, 2008, in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.28		Purchase Agreement, dated December 27, 2006, between ON Semiconductor Corporation and TPG Semiconductor Holdings, LLC (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 28, 2006)

10.29		Agreement for Sale and Purchase, dated as of March 30, 2007, between Semiconductor Components Industries, LLC and Ridge Property Services II, LLC (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 5, 2007)

10.30	(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and John Nelson (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.30	(b)	Amendment No. 1 to Employment Agreement with John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Corporation’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.31		Loan Agreement with Chattel Mortgage, dated October 9, 2007, between ON Semiconductor Philippines, Inc., Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on October 12, 2007)

10.32	(a)	Form of Voting Agreement (for the Chief Executive Officer of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and Christine King (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32	(b)	Form of Voting Agreement (for executive officers, directors and certain other stockholders of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, directors and executive officers of AMIS Holdings, Inc., and certain significant stockholders of AMIS Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

Exhibit No.		Exhibit Description
10.32	(c)	Form of Parent Voting Agreement dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and the stockholder of the Corporation (incorporated by reference from Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.33		Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Corporation’s Third Quarter 2007 10-Q filed with the Commission on October 31, 2007)(2)

10.34		Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.35		Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on February 14, 2008) (incorporated by reference from Exhibit 10.1 to the Corporation’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.36		Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Corporation’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.37		Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.38		Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.39		Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

10.40		Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.41		Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.42		Employment Agreement by and among Semiconductor Components Industries, LLC and Gelu Voicu, dated as of July 16, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-153164) filed with the Commission on August 22, 2008)(2)

10.43		Consulting Agreement by and between Semiconductor Components Industries, LLC and Phil Hester, dated as of December 22, 2008(1)(2)

14.1		ON Semiconductor Corporation Code of Business Conduct effective as of September 17, 2007 (incorporated by reference from Exhibit 14 to the Company’s Form 10-K filed with the Commission on February 12, 2008)

21.1		List of Significant Subsidiaries(1)

Exhibit No.	Exhibit Description
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

