Form 10-Q
period 2009-04-03
ON SEMICONDUCTOR CORP
filed 2009-05-07
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on May 1, 2009:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	420,352,950

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	April 3, 2009	December 31, 2008
Assets
Cash and cash equivalents	$402.4	$458.7
Receivables, net	192.6	188.8
Inventories, net	299.2	335.5
Other current assets	47.2	55.5
Deferred income taxes	13.2	12.0

Total current assets	954.6	1,050.5
Property, plant and equipment, net	744.9	770.8
Goodwill	160.4	160.2
Intangible assets, net	314.4	333.4
Other assets	36.7	44.6

Total assets	$2,211.0	$2,359.5

Liabilities and Stockholders’ Equity
Accounts payable	$134.5	$178.2
Accrued expenses	127.9	138.4
Income taxes payable	5.1	4.1
Accrued interest	5.0	1.3
Deferred income on sales to distributors	100.9	114.1
Current portion of long-term debt	86.6	107.9

Total current liabilities	460.0	544.0
Long-term debt	844.3	901.9
Other long-term liabilities	45.9	48.1
Deferred income taxes	12.0	10.0

Total liabilities	1,362.2	1,504.0

Commitments and contingencies (See Note 11)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 466,319,811 and 457,542,365 shares issued, 420,243,896 and 411,675,289 shares outstanding respectively)	4.7	4.6
Additional paid-in capital	2,853.2	2,810.7
Accumulated other comprehensive loss	(68.6)	(53.6)
Accumulated deficit	(1,599.3)	(1,565.4)
Less: treasury stock, at cost; 46,075,915 and 45,867,076 shares, respectively	(358.9)	(358.1)

Total ON Semiconductor Corporation stockholders’ equity	831.1	838.2
Minority interests in consolidated subsidiaries	17.7	17.3

Total stockholders’ equity	848.8	855.5

Total liabilities and stockholders’ equity	$2,211.0	$2,359.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	April 3, 2009	March 28, 2008
Revenues	$379.1	$421.9
Cost of revenues	267.0	275.3

Gross profit	112.1	146.6
Operating expenses:
Research and development	43.6	40.3
Selling and marketing	29.0	25.8
General and administrative	27.3	23.8
In-process research and development	—	17.7
Amortization of acquisition-related intangible assets	7.2	2.4
Restructuring, asset impairments and other, net	9.6	5.8

Total operating expenses	116.7	115.8

Operating income (loss)	(4.6)	30.8

Other income (expenses), net:
Interest expense	(17.7)	(19.1)
Interest income	0.4	2.0
Other	(2.2)	(1.9)
Loss on debt repurchase	(2.2)	—

Other income (expenses), net	(21.7)	(19.0)

Income (loss) before income taxes	(26.3)	11.8
Income tax provision	(7.2)	(1.1)

Net income (loss)	(33.5)	10.7
Net income (loss) attributable to minority interests	(0.4)	0.3

Net income (loss) attributable to ON Semiconductor Corporation	$(33.9)	$11.0

Comprehensive income (loss):
Net (loss) income	$(33.5)	$10.7
Foreign currency translation adjustments	(15.1)	6.4
Effects of cash flow hedge	0.1	0.1

Comprehensive (loss) income	(48.5)	17.2
Comprehensive (loss) income attributable to minority interest	(0.4)	0.3

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$(48.9)	$17.5

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$(0.08)	$0.04

Diluted	$(0.08)	$0.04

Weighted average common shares outstanding:
Basic	413.6	306.8

Diluted	413.6	309.3

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net income (loss)	$(33.5)	$10.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39.7	27.9
Gain on sale and disposal of fixed assets	(1.3)	(2.3)
Non-cash portion of loss on debt repurchase	0.5	—
Amortization of debt issuance costs and debt discount	0.9	1.0
Provision for excess inventories	7.6	2.5
Non-cash impairment charges	—	2.2
Non-cash write-off of in-process research and development	—	17.7
Non-cash stock compensation expense	12.7	6.7
Non-cash interest	9.9	9.8
Deferred income taxes	0.3	(0.6)
Other	(0.3)	—
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(3.9)	13.2
Inventories	28.6	5.5
Other assets	12.7	8.1
Accounts payable	(26.3)	12.8
Accrued expenses	(9.9)	12.9
Income taxes payable	1.1	(0.5)
Accrued interest	3.7	6.5
Deferred income on sales to distributors	(13.3)	1.1
Other long-term liabilities	(0.5)	1.7

Net cash provided by operating activities	28.7	136.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(22.3)	(15.5)
Deposits utilized for purchases of property, plant and equipment	0.2	0.1
Proceeds from sales of property, plant and equipment	—	38.6
Purchases of businesses, net of cash acquired	—	161.6

Net cash provided by (used in) investing activities	(22.1)	184.8

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	1.0	—
Proceeds from exercise of stock options	0.4	0.6
Dividend to minority shareholder of consolidated subsidiary	—	(1.5)
Payment of capital lease obligation	(6.2)	(7.4)
Purchase of treasury stock	(0.8)	(0.5)
Repayment of long-term debt	(56.8)	(280.8)

Net cash used in financing activities	(62.4)	(289.6)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.2

Net increase (decreases) in cash and cash equivalents	(56.3)	33.3
Cash and cash equivalents, beginning of period	458.7	274.6

Cash and cash equivalents, end of period	$402.4	$307.9

Supplementary disclosure of non-cash investing and financing activities
Common stock issuance for purchase of business	$—	$928.6
Common stock issuance for debt repurchase	$28.5	$—

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

On October 10, 2008, the Company completed the purchase of Catalyst Semiconductor, Inc., a Delaware corporation (“Catalyst”), whereby Catalyst became a wholly-owned subsidiary of the Company (see Note 5: “Acquisitions” for further discussion).

The accompanying unaudited financial statements as of April 3, 2009, and for the three months ended April 3, 2009 and March 28, 2008, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements (except for the effect of the adoption of SFAS No. 160 and FSP APB 14-1 as described in Note 4), but does not include all disclosures required by accounting principles generally accepted in the United States of America. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

Note 2: Liquidity

The Company’s long-term debt is due at various times ranging from 2009 to 2026 depending on the debt instrument (see Note 8: “Long-Term Debt”). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of April 3, 2009 and expects to remain in compliance over the next twelve months. The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in these financing agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, many of which may be beyond its control. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through at least April 3, 2010. This expectation assumes the benefits of cost savings initiatives which have been announced and begun. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

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

Inventories

Inventories not related to an acquisition are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence results from operations. For example, when demand for a given part falls all or a portion of the related inventory is reserved, impacting cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. General market conditions, as well as the Company’s design activities, can cause certain of its products to become obsolete.

Inventory obtained through the purchase of a business, such as the acquisition of AMIS and Catalyst, are stated at the lower of cost or market. These inventories are initially recorded using management estimates to determine the fair value of inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process from cost to expected sales value less variable costs to dispose. At each respective acquisition date, the total increase in inventory value related to recording it at fair value for the Catalyst acquisition, AMIS acquisition and acquisition of the voltage regulation and thermal monitoring products for its computing and applications business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”) were $11.5 million, $72.8 million and $3.1 million, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold. For the quarters ended April 3, 2009 and March 28, 2008 approximately $3.1 million and $9.9 million, respectively of inventory step up has been recognized as an expense in the statement of operations, as cost of revenues.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisition of (i) Cherry Semiconductor Corporation (“Cherry”), (ii) an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”), (iii) AMIS and (iv) Catalyst (see Note 5: “Acquisitions” for further discussion). When the Company adopted Statement of Financial Accounting Standards (“SFAS” No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) issued by the Financial Accounting Standards Board (“FASB”), the net carrying value of the Cherry goodwill was $77.3 million, which included $18.4 million of accumulated amortization.

Under Statement of SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 142.

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

A reconciliation of the cost of the goodwill from each of the above acquisition transactions to the carrying value as of April 3, 2009 and December 31, 2008 for each reporting unit that contains goodwill, is as follows, in millions:

			April 3, 2009
					Cumulative
Acquisition	Operating Segment	Reporting Unit	Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Goodwill Impairment Charge	Carrying Value
Cherry acquisition:
	Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$—	$—	$17.6
	Computing & Consumer Products:
		Power Switching	1.4	(0.3)	—	—	(1.1)	—
		Signal & Interface	29.1	(5.6)	—	—	—	23.5
		AC-DC Conversion	36.2	(7.0)	—	—	(29.2)	—
		Low Voltage	7.2	(1.3)	—	—	(5.9)	—
ADI PTC business acquisition:
	Computing & Consumer Products:
		Power Switching	91.3	—	0.7	—	(92.0)	—
Leshan additional interest:
	Standard Products:
		Small Signal	3.8	—	—	—	—	3.8
AMIS acquisition:
	Digital & Mixed—signal Product Group:
		Industrial	258.5	—	(2.1)	(17.7)	(214.7)	24.0
		Foundry	158.4	—	(1.3)	(10.9)	(131.4)	14.8
		Medical	85.4	—	(0.2)	(5.5)	(59.9)	19.8
		Integrated
		Sensor Products	11.0	—	—	(0.7)	(10.3)	—
		Military/Aerospace	45.9	—	(0.1)	(1.0)	—	44.8
Catalyst acquisition:
	Standard Products:
		Memory Products	11.2	—	0.9	—	—	12.1

			$761.2	$(18.4)	$(2.1)	$(35.8)	$(544.5)	$160.4

			December 31, 2008
					Cumulative
Acquisition	Operating Segment	Reporting Unit	Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Goodwill Impairment Charge	Carrying Value
Cherry acquisition:
		Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$—	$—	$17.6
		Computing & Consumer Products:
		Power Switching	1.4	(0.3)	—	—	(1.1)	—
		Signal & Interface	29.1	(5.6)	—	—	—	23.5
		AC-DC Conversion	36.2	(7.0)	—	—	(29.2)	—
		Low Voltage	7.2	(1.3)	—	—	(5.9)	—
ADI PTC business acquisition:
		Computing & Consumer Products:
		Power Switching	91.3	—	0.7	—	(92.0)	—
Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	—	—	3.8
AMIS acquisition:
		Digital & Mixed—signal Product Group:
		Industrial	258.5	—	(2.1)	(17.7)	(214.7)	24.0
		Foundry	158.4	—	(1.3)	(10.9)	(131.4)	14.8
		Medical	85.4	—	(0.2)	(5.5)	(59.9)	19.8
		Integrated Sensor Products	11.0	—	—	(0.7)	(10.3)	—
		Military/Aerospace	45.9	—	(0.1)	(1.0)	—	44.8
Catalyst acquisition:
		Standard Products:
		Memory Products	11.2	—	0.7	—	—	11.9

			$761.2	$(18.4)	$(2.3)	$(35.8)	$(544.5)	$160.2

Intangible Assets

Intangible assets consist of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology and trademarks resulting from the purchase of (i) LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, (ii) ADI’s PTC Business, (iii) AMIS, and (iv) Catalyst. (see Note 5: “Acquisitions” for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 2 to 18 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of April 3, 2009 and December 31, 2008 (in millions):

	April 3, 2009
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(3.7)	$—	$10.2	5-12
Assembled workforce	6.7	(3.8)	—	2.9	5
Customer relationships	241.3	(19.5)	(27.2)	194.6	5-18
Non-compete agreements	0.5	(0.1)	—	0.4	1-3
Patents	16.7	(1.8)	—	14.9	12
Developed technology	87.1	(7.0)	—	80.1	5-12
Trademarks	11.0	(0.5)	—	10.5	15
Acquired software	1.0	(0.2)		0.8	2

Total intangibles	$378.2	$(36.6)	$(27.2)	$314.4

	December 31, 2008
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(3.4)	$—	$10.5	5-12
Assembled workforce	6.7	(3.5)	—	3.2	5
Customer relationships	241.3	(14.7)	(16.0)	210.6	5-18
Non-compete agreements	0.5	(0.1)	—	0.4	1-3
Patents	16.7	(1.4)	—	15.3	12
Developed technology	87.1	(5.2)	—	81.9	5-12
Trademarks	11.0	(0.4)	—	10.6	15
Acquired software	1.0	(0.1)		0.9	2

Total intangibles	$378.2	$(28.8)	$(16.0)	$333.4

Amortization expense for intangible assets amounted to $7.8 million for the quarter ended April 3, 2009, of which $0.6 million was included in cost of revenues, and $3.0 million for the quarter ended March 28, 2008, of which $0.6 million was included in cost of revenues. Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Software	Total
Remainder of 2009	$1.4	$1.0	$14.2	$0.2	$1.0	$5.9	$0.7	$0.4	$24.8
2010	1.7	1.3	19.0	0.2	1.4	7.7	0.8	0.4	32.5
2011	1.7	0.6	19.0		1.4	7.7	0.8		31.2
2012	1.7		19.0	—	1.4	7.7	0.8		30.6
2013	1.7	—	19.0	—	1.4	7.7	0.8		30.6
Thereafter	2.0	—	104.4	—	8.3	43.4	6.6		164.7

Total estimated amortization expense	$10.2	$2.9	$194.6	$0.4	$14.9	$80.1	$10.5	$0.8	$314.4

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 8: “Long-Term Debt”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $12.7 million and $14.1 million at April 3, 2009 and December 31, 2008, respectively.

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

Share-Based Payments

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of April 3, 2009, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions (see Note 10: “Employee Stock Benefit Plans” for further discussion).

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

The Company (both directly and through its subsidiaries) files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

Foreign Currencies

Most of the Company’s significant foreign subsidiaries conduct business primarily in U.S. dollars and as a result, utilize the U.S. dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities denominated in foreign currencies that are receivable or payable in cash are translated at current exchange rates while inventories and other non-monetary assets denominated in foreign currencies are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions.

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of April 3, 2009 was 2.6%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes. In accordance with SFAS No. 5, “Accounting for Contingencies,” management records the appropriate liability when the amount is deemed probable and reasonably estimated.

Fair Value Measurement

Fair value is defined under SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”) as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Note 4: New Accounting Pronouncements Adopted

Adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS 160 on January 1, 2009, and as a result the prior period consolidated balance sheets and statements of operations were retroactively modified to comply with the requirements of SFAS 160 (See also Note 9: “Equity” for further discussion).

Adoption of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

As of January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $133.2 million aggregate principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024, our $95.0 million aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 and our $484.0 million aggregate principal amount of 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, the “Convertible Notes”). FSP APB 14-1 requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The liability component was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the issuance of the Convertible Notes for similar debt instruments without the conversion feature. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability as of the date of the issuance of the Convertible Notes. FSP APB 14-1 also requires an accretion of the debt discount resulting from the allocation of a portion of the proceeds to equity over the expected life of the Convertible Notes, which is the first put date. The equity component, liability component and net carrying value for each of the Convertible Notes as of the date of issuance, as of December 31, 2008 and as of April 3, 2009 are set forth in the table below. Also included in the table for each of the Convertible Notes are the effective interest rates on the liability component, interest expense resulting from contractual interest coupons and interest expense resulting from non-cash amortization of the debt discount for the quarter ended April 3, 2009, as well as the first put date for each of the Convertible Notes.

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
As of the date of issuance:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(107.3)	(36.7)	(149.3)

Net carrying amount	$152.7	$58.3	$334.7

As of December 31, 2007:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(47.6)	(28.5)	(132.3)

Net carrying amount	$212.4	$66.5	$351.7

As of December 31, 2008:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	199.1	95.0	484.0
Unamortized discount	(21.4)	(23.7)	(114.4)

Net carrying amount	$177.7	$71.3	$369.6

As of April 3, 2009:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	133.2	95.0	484.0
Unamortized discount	(11.6)	(22.4)	(109.6)

Net carrying amount	$121.6	$72.6	$374.4

Conversion price per share	$9.82	$7.00	$10.50

Common shares on which the aggregate
consideration to be delivered is determined	13.6	13.6	46.1

For the year ended December 31, 2006:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$0.5
Non-cash amortization of discount	16.4	3.9	0.7

Total interest expense	$16.4	$5.7	$1.2

For the year ended December 31, 2007:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	17.9	4.3	16.4

Total interest expense	$17.9	$6.1	$29.1

For the year ended December 31, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	19.0	4.7	17.9

Total interest expense	$19.0	$6.5	$30.6

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
For the quarter ended March 28, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$0.4	$3.2
Non-cash amortization of discount	4.5	1.1	4.2

Total interest expense	$4.5	$1.5	$7.4

For the quarter ended April 3, 2009:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$0.4	$3.2
Non-cash amortization of discount	3.8	1.3	4.8

Total interest expense	$3.8	$1.7	$8.0

First put date	April 15, 2010	December 15, 2012	December 15, 2013

The consolidated statements of operations were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Year Ended December 31,			Quarter Ended March 28, 2008
	2006	2007	2008
Additional pre-tax non-cash interest expense	$(21.0)	$(38.6)	$(41.6)	$(9.8)
Retroactive decrease in net income and increase in accumulated deficit	$(21.0)	$(38.6)	$(41.6)	$(9.8)
Decrease to basic net income per share	$(0.07)	$(0.13)	$(0.11)	$(0.03)
Decrease to diluted net income per share	$(0.06)	$(0.13)	$(0.11)	$(0.03)

Adoption of SFAS No. 157-2, Effective Date of FASB Statement No. 157

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 5: Acquisitions

Acquisition of Catalyst Semiconductor, Inc.

On October 10, 2008, the Company completed the purchase of Catalyst, whereby Catalyst became a wholly-owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of the Company’s common stock, which resulted in the issuance of approximately 10.9 million shares of the Company’s common stock which had an approximate value of $97.2 million, based on the price of the Company’s common stock when the merger was announced on July 16, 2008. Our Catalyst subsidiary is primarily engaged in designing, developing and marketing a broad line of reprogrammable non-volatile memory products and analog/mixed-signal semiconductor products worldwide. Catalyst products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. Our Catalyst subsidiary’s results of operations have been included in the consolidated financial statements since the date of the acquisition.

The aggregate purchase price of approximately $120.1 million included the issuance of approximately 11.0 million shares of common stock valued at approximately $97.2 million and estimated direct transaction costs of approximately $3.4 million. The value of the approximately 10.9 million common shares that were issued to Catalyst shareholders was determined based on approximately 15.5 million shares of Catalyst common stock outstanding on October 10, 2008 and the exchange ratio of 0.706 shares of the Company’s common stock for each Catalyst share, at a value of $8.88 per share, the average closing price of the Company’s shares of common stock for the two days prior to the day of, and two days subsequent to the public announcement of the merger on July 16, 2008. Catalyst stock options, restricted stock and warrants were exchanged for stock options, restricted stock and warrants of the Company and the exercise price per share was adjusted for the 0.706 exchange ratio. Vested stock options, restricted stock and warrants issued by the Company in exchange for options and restricted stock held by employees and directors of Catalyst and warrants held by non-employees of Catalyst were considered part of the purchase price. Accordingly, the purchase price included an estimated fair value of stock options and restricted stock and warrants of approximately $23.2 million. The purchase price excluded the estimated fair value of unvested stock options and restricted stock, of approximately $3.7 million, which is being amortized to compensation expense over the remaining vesting period of each award, subsequent to October 10, 2008.

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

The warrants that were issued by the Company in exchange for Catalyst warrants are to purchase approximately 53,000 shares of the Company’s common stock at an exercise price of $8.88 per share. The warrants expire on July 31, 2009 and are held by Sutter Securities. Pursuant to the terms of the warrants, upon the completion of the merger the warrants were converted into warrants to purchase the number of shares of the Company’s common stock that would have been deliverable to the holder had such warrants been exercised immediately prior to the merger, and continue to remain outstanding on terms substantially identical to those in effect immediately prior to the acquisition.

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

Of the total purchase price paid of $120.1 million, approximately $11.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. These experienced engineers have provided and the Company expects that they will provide in the future the capability of developing and integrating advanced technology into next generation products. In accordance with

SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (and more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The $11.2 million of goodwill was assigned to the standard products segment, none of which is expected to be deductible for tax purposes.

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

The allocation of the purchase price includes $1.0 million of accrued expenses for estimated costs to exit certain activities of Catalyst, which were for employee separation costs. The $1.0 million of employee separation costs includes $1.0 million to involuntarily terminate 3 employees performing overlapping or duplicative functions throughout Catalyst. During the quarter ended April 3, 2009, the Company recorded usage of $0.9 million, to release the employee separation costs accrual. Additionally, the Company recorded adjustments of $0.6 million, to increase the employee separation costs accrual. As of April 3, 2009, management of the Company had not finalized all exit plans related to the Catalyst acquisition and expects to finalize the plans within the first year after the acquisition date, which will result in adjustments to the allocation of the acquisition of the purchase price that may impact accrued liabilities and goodwill.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of Catalyst from the date of acquisition through April 3, 2009:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through April 3, 2009	$1.0	$0.6	$(0.9)	$0.7

The following unaudited pro forma consolidated results of operations for quarters ended April 3, 2009 and March 28, 2008 have been prepared as if the acquisition of Catalyst had occurred at January 1, 2009 and January 1, 2008, respectively for each period (in millions, except per share data):

	Quarter Ended
	April 3, 2009	March 28, 2008
Net revenues	$379.1	$441.8
Net income (loss)	$(33.9)	$11.1
Net income (loss) per common share—Basic	$(0.08)	$0.04
Net income (loss) per common share—Diluted	$(0.08)	$0.04

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

Our AMIS subsidiary is primarily engaged in designing, manufacturing and marketing integrated circuits worldwide. AMIS’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The Company believes this combination has and will continue to enhance shareholder value by (1) accelerating its transformation from a discrete supplier to a key supplier with scale, (2) strengthening its end-market presence, facilitating its entry into new markets and deepening customer relationships, (3) obtaining significant scale and cash flow generation, and (4) achieving cost savings by leveraging its operational expertise and accelerating the ramp of activity in its Gresham, Oregon wafer fabrication facility.

The aggregate purchase price of approximately $939.7 million included the issuance of approximately 103.2 million shares of common stock valued at approximately $897.4 million and estimated direct transaction costs of approximately $11.1 million. The value of the approximately 103.2 million common shares that were issued to AMIS shareholders was determined based on approximately 89.7 million shares of AMIS common stock outstanding on March 17, 2008 and the exchange ratio of 1.15 shares of the Company’s common stock for each AMIS share, at a value of $8.70 per share, the average closing price of the Company’s shares of common stock for the two days prior to, and two days subsequent to the public announcement of the merger on December 13, 2007. AMIS stock options, restricted stock and warrants were exchanged for stock options, restricted stock and warrants of the Company and the exercise price per share was adjusted for the 1.15 exchange ratio. Vested stock options, restricted stock and warrants issued by the Company in exchange for options and restricted stock held by employees and directors of AMIS and warrants held by non-employees of AMIS were considered part of the purchase price. Accordingly, the purchase price included an estimated fair value of stock options and restricted stock and warrants of approximately $38.5 million. The purchase price excludes the estimated fair value of unvested stock options and restricted stock, of approximately $7.3 million, which is being amortized to compensation expense over the remaining vesting period of each award, subsequent to March 17, 2008.

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

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from the date of acquisition through April 3, 2009:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through April 3, 2009	$13.2	$(4.2)	$(7.6)	$1.4

Estimated costs to exit:
Acquisition date through April 3, 2009	$14.4	$4.1	$(6.2)	$12.3

The following pro forma consolidated results of operations for the quarter ended April 3, 2009 and March 28, 2009 have been prepared as if the acquisition of AMIS had occurred at January 1, 2009 and January 1, 2008, respectively for each period (in millions, except per share data):

	Quarter Ended
	April 3, 2009	March 28, 2008
Net revenues	$379.1	$530.5
Net income (loss)	$(33.9)	$20.2
Net income (loss) per common share—Basic	$(0.08)	$0.05
Net income (loss) per common share—Diluted	$(0.08)	$0.05

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

Note 6: Restructuring, Asset Impairment and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2009 or had not been completed as of December 31, 2008, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2009 Global Workforce reduction

During the first quarter of 2009, the Company announced plans to reduce worldwide personnel for cost savings purposes. A total of 526 employees were notified during the first quarter of 2009, of which 494 of these individuals have been terminated. During the quarter ending April 3, 2009, the Company recorded employee separation charges of approximately $10.2 million related to this activity. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 3, 2009. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of 2010, with related termination benefits paid out by the end of the fourth quarter of 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter Ended April 3, 2009	$—	$10.2	$(8.5)	$—	$1.7

Restructuring Activities Related to the 2008 Announced Shutdown of Piestany Manufacturing Facility

Cumulative charges of $10.6 million, net of adjustments have been recognized through April 3, 2009, related to the 2008 plan to shut down the Piestany Manufacturing Facility of which, $1.0 million has been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 3, 2009. In May 2008, the Company made plans to consolidate manufacturing efforts with the closure of manufacturing facilities in Piestany, Slovakia. The wafer manufacturing that takes place at this facility will be migrated from smaller low volume silicon wafers to larger more advanced production lines. At the end of the third quarter of 2008, the Company notified approximately 430 employees that they would be terminated and the Company has recognized and expects to recognize $2.9 million ratably from the third quarter of 2008 through the expected termination date during the second quarter of 2009 through which they are required to render services to qualify for termination benefits.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter Ended April 3, 2009	$1.8	$0.7	$(0.6)	$(0.1)	$1.8

Exit costs:
Quarter Ended April 3, 2009	$0.1	$0.4	$(0.4)	$—	$0.1

Restructuring Activities Related to the 2008 Acquisition of AMIS

Cumulative charges of $10.7 million have been recognized through April 3, 2009, related to the restructuring activities associated with the acquisition of AMIS. In March 2008, the Company acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes (see Note 5: “Acquisitions” for further discussion). As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated to reflect terms applicable to the combined company.

Cumulative employee separation charges of $6.6 million have been recognized through April 3, 2009. These charges included $1.6 million for severance benefits of 80 individuals who were employees of the Company prior to the acquisition and $5.0 million for severance benefits of 24 individuals who were employees of AMIS prior to the acquisition. All 24 employees were or are required to render services until their termination date to receive these severance benefits. The termination benefits for the 24 AMIS employees are being recognized ratably from the acquisition date to their termination date. All terminations and associated severance payments related to these activities were completed by the end of the first quarter of 2009.

Cumulative exit costs of $4.1 million have been recognized through April 3, 2009, related to charges incurred to terminate overlapping or duplicative software licenses under certain lease agreements with external suppliers in connection with the AMIS acquisition and for clean up associated with the shut down of a wafer fabrication facility. During the quarter ended April 3, 2009, the Company recognized a $0.9 million charge on the statement of operations relating to this activity. All payments related to these exit costs are expected to be completed by the end of the third quarter of 2009.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter ended April 3, 2009	$0.2	$—	$(0.2)	$—	$—

Exit costs:
Quarter ended April 3, 2009	$0.7	$0.9	$(0.7)	$—	$0.9

2007 Plan to Restructure Phoenix, Arizona Wafer Manufacturing

Cumulative charges of $2.8 million have been recognized through April 3, 2009, related to the 2007 plan to restructure Phoenix, Arizona wafer manufacturing. In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to the Company’s offshore lower-cost manufacturing facilities. All of the 85 manufacturing employees have been terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007, the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 67 positions. These measures were initiated for cost savings purposes. All payments related to these employee separation charges were paid by April 3, 2009.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter ended April 3, 2009	$0.3	$—	$(0.3)	$—	$—

Other

During the first quarter of 2009, the Company recognized a gain associated with the settlement of a legal dispute in the amount of $2.5 million. This amount has been recognized in the statement of operations as an offset to restructuring, asset impairment and other, net.

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter ended April 3, 2009, is as follows (in millions):

Quarter Ended April 3, 2009
Restructuring
2009 Charges:
Cash employee separation charges	$10.9
Exit costs	1.3
Less: net adjustments to reserves	(0.1)

Other
2009 gain on settlement of lawsuit	(2.5)

$9.6

Note 7: Balance Sheet Information

	April 3, 2009	December 31, 2008
Receivables, net:
Accounts receivable	$203.2	$199.0
Less: Allowance for doubtful accounts	(10.6)	(10.2)

	$192.6	$188.8

Inventories, net:
Raw materials	$31.1	$32.6
Work in process	170.2	171.1
Finished goods	97.9	131.8

	$299.2	$335.5

Property, plant and equipment, net:
Land	$39.2	$40.2
Buildings	421.5	419.0
Machinery and equipment	1,392.0	1,415.8

Total property, plant and equipment	1,852.7	1,875.0
Less: Accumulated depreciation	(1,107.8)	(1,104.2)

	$744.9	$770.8

Accrued expenses:
Accrued payroll	$42.3	$52.7
Sales related reserves	32.2	33.3
Restructuring reserves	4.5	3.1
Acquisition related restructuring charges	14.4	15.6
Accrued pension liability	0.1	0.2
Other	34.4	33.5

	$127.9	$138.4

Accumulated other comprehensive income:
Foreign currency translation adjustments	$(68.2)	$(53.1)
Unrealized prior service cost of defined benefit pension plan	(0.3)	(0.3)
Prior service cost from pension legal plan amendment	(0.2)	(0.2)
Net unrealized gains and adjustments related to cash flow hedges	0.1	—

	$(68.6)	$(53.6)

The activity related to the Company’s warranty reserves for the quarter ended April 3, 2009 is as follows (in millions):

Balance as of December 31, 2008	$3.9
Provision	0.5
Usage	(0.4)

Balance as of April 3, 2009	$4.0

The activity related to the Company’s warranty reserves for the quarter ended March 28, 2008 is as follows (in millions):

Balance as of December 31, 2007	$2.2
Provision	—
Reserves acquired from AMI	0.8
Usage	(0.3)
Reserve released	—

Balance as of March 28, 2008	$2.7

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an asset and the aggregate amount of all underfunded plans as a liability in its financial statements. As of April 3, 2009 and December 31, 2008, the total accrued pension liability for underfunded plans was $15.2 million and $16.1 million, respectively, of which the current portion of $0.1 million and $0.2 million, respectively, were classified as accrued expenses. As of April 3, 2008 and December 31, 2008, the total pension asset for overfunded plans was $9.6 million and $11.9 million, respectively. The components of the Company’s net periodic pension expense for the quarters ended April 3, 2009 and March 28, 2008 are as follows (in millions):

	Quarter Ended
	April 3, 2009	March 28, 2008
Service Cost	$0.5	$0.4
Interest cost	0.5	0.3
Expected return on plan assets	(0.3)	(0.2)
Amortization of prior service cost	0.1	0.1

Total net periodic pension cost	$0.8	$0.6

Note 8: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	April 3, 2009	December 31, 2008
Senior Bank Facilities:
Term Loan, interest payable monthly and quarterly at 2.26813% and 2.2113%, respectively	$171.5	$171.9
Revolver	—	—

	171.5	171.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	121.6	177.7
1.875% Convertible Senior Subordinated Notes due 2025 (2)	72.6	71.3
2.625% Convertible Senior Subordinated Notes due 2026 (3)	374.4	369.6
2.25% Loan with Japanese bank due 2009 through 2010, interest payable semi-annually	5.3	7.9
Loan with Philippine banks due 2009 through 2012, interest payable quarterly at 2.2600% and 5.8188%, respectively	21.0	21.8
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 2.0063% and 2.9463%, respectively	11.7	12.1
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 2.5656% and 3.1713%, respectively	6.6	6.8
Loan with Chinese bank due 2009, interest payable quarterly at 2.4269% and 2.6975%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 2.4269% and 2.6975%, respectively	6.0	6.0
Loan with Chinese bank due 2009, interest payable semi-annually at 5.4550%	10.3	11.3
Loan with Chinese bank due 2009, interest payable semi-annually at 2.9750% and 5.1750%, respectively	5.0	5.0
Loan with Chinese bank due 2009 through 2013, interest payable semi-annually at 3.0913%	6.5	6.9
Loan with Belgian bank, interest payable daily at 1.2260% and 2.7520%, respectively	10.3	25.0
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	—	5.5
Loan with Japanese bank due 2009 through 2013, interest payable semi-annually at 1.875%	3.0	3.3
Short-term loan with Japanese bank due 2009, interest payable monthly at 1.3% and 1.42%, respectively	1.5	1.7
Capital lease obligations	89.6	92.0

	930.9	1,009.8
Less: Current maturities	(86.6)	(107.9)

	$844.3	$901.9

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 shall be purchased by the Company at the option of the holders of the notes on April 15, 2010, or thereafter.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 shall be purchased by the Company at the option of the holders of the notes on December 15, 2012, or thereafter.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 shall be purchased by the Company at the option of the holders of the notes on December 15, 2013, or thereafter.

Annual maturities relating to the Company’s long-term debt as of April 3, 2009 are as follows (in millions):

		Actual Maturities
Remainder	2009	$76.2
	2010	159.4
	2011	34.9
	2012	109.0
	2013	551.4
	Thereafter	—

	Total	$930.9

Repurchase of Zero Coupon Convertible Senior Subordinated Notes due 2024

During the first quarter of 2009, the Company repurchased approximately $65.9 million of our zero coupon convertible senior subordinated notes due 2024 for $32.9 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of the Company’s common stock at the time of repurchase. The Company released $6.1 million of unamortized debt discount and recognized a $2.2 million loss on the prepayment, which included the write off of $0.5 million in unamortized debt issuance costs.

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, the “Notes”). The Company’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS and Catalyst, (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidated financial information for the issuer of the Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of April 3, 2009
Cash and cash equivalents	$—	$98.2	$—	$304.2	$—	$402.4
Receivables, net	—	32.3	—	160.3	—	192.6
Inventories, net	—	29.4	—	287.7	(17.9)	299.2
Other current assets	—	6.5	0.1	41.0	(0.4)	47.2
Deferred income taxes	—	5.5	—	7.7	—	13.2

Total current assets	—	171.9	0.1	800.9	(18.3)	954.6
Property, plant and equipment, net	—	161.2	3.0	585.3	(4.6)	744.9
Goodwill and intangible assets, net	—	168.9	37.2	310.2	(41.5)	474.8
Investments and other assets	1,404.3	1,203.8	41.2	678.9	(3,291.5)	36.7

Total assets	$1,404.3	$1,705.8	$81.5	$2,375.3	$(3,355.9)	$2,211.0

Accounts payable	$—	$24.7	$0.2	$109.6	$—	$134.5
Accrued expenses and other current liabilities	4.4	66.3	0.8	151.2	1.9	224.6
Deferred income on sales to distributors	—	28.7	—	72.2	—	100.9

Total current liabilities	4.4	119.7	1.0	333.0	1.9	460.0

Long-term debt	568.5	233.0	—	42.7	0.1	844.3
Other long-term liabilities	—	25.1	0.4	20.7	(0.3)	45.9
Deferred Income Taxes	—	5.5	—	6.5		12.0
Intercompany	0.3	(234.1)	(48.3)	76.5	205.6	—

Total liabilities	573.2	149.2	(46.9)	479.4	207.3	1,362.2
Total ON Semiconductor Corporation stockholders’ equity (deficit)	831.1	1,556.6	128.4	1,895.9	(3,580.9)	831.1
Minority interests in consolidated subsidiaries	—	—	—	—	17.7	17.7

Total stockholders’ equity	831.1	1,556.6	128.4	1,895.9	(3,563.2)	848.8

Total liabilities and stockholders’ equity	$1,404.3	$1,705.8	$81.5	$2,375.3	$(3,355.9)	$2,211.0

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2008
Cash and cash equivalents	$—	$213.4	$—	$245.3	$—	$458.7
Receivables, net	—	16.9	—	171.9	—	188.8
Inventories, net	—	25.8	—	303.7	6.0	335.5
Other current assets	—	7.9	—	47.6	—	55.5
Deferred income taxes	—	3.5	—	8.5	—	12.0

Total current assets	—	267.5	—	777.0	6.0	1,050.5
Property, plant and equipment, net	—	164.0	3.1	607.6	(3.9)	770.8
Deferred income taxes	—	1.8	—	(1.8)		—
Goodwill and intangible assets, net	—	22.5	37.0	434.1	—	493.6
Investments and other assets	1,457.7	1,262.2	40.3	2,298.2	(5,013.8)	44.6

Total assets	$1,457.7	$1,718.0	$80.4	$4,115.1	$(5,011.7)	$2,359.5

Accounts payable	$—	$20.0	$0.1	$158.1	$—	$178.2
Accrued expenses and other current liabilities	0.6	61.6	0.8	187.0	1.7	251.7
Deferred income on sales to distributors	—	28.7	—	85.4	—	114.1

Total current liabilities	0.6	110.3	0.9	430.5	1.7	544.0

Long-term debt	618.6	235.8	—	47.5	—	901.9
Other long-term liabilities	—	27.5	0.4	20.2	—	48.1
Deferred Income Taxes	—	5.3	—	4.7		10.0
Intercompany	0.3	(270.2)	(51.6)	116.0	205.5	—

Total liabilities	619.5	108.7	(50.3)	618.9	207.2	1,504.0
Total ON Semiconductor Corporation stockholders’ equity (deficit)	838.2	1,609.3	130.7	3,496.2	(5,236.2)	838.2
Minority interests in consolidated subsidiaries	—	—	—	—	17.3	17.3

Total stockholders’ equity	838.2	1,609.3	130.7	3,496.2	(5,218.9)	855.5

Total liabilities and stockholders’ equity	$1,457.7	$1,718.0	$80.4	$4,115.1	$(5,011.7)	$2,359.5

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the quarter ended April 3, 2009
Revenues	$—	$93.6	$—	$486.2	$(200.7)	$379.1
Cost of revenues	—	86.9	0.3	356.9	(177.1)	267.0

Gross profit	—	6.7	(0.3)	129.3	(23.6)	112.1

Research and development	—	19.7	2.4	21.6	(0.1)	43.6
Selling and marketing	—	10.4	0.4	18.2	—	29.0
General and administrative	—	(32.8)	0.1	17.6	42.4	27.3
Amortization of acquisition related intangible assets	—	1.4	—	5.7	0.1	7.2
Restructuring, asset impairments and other, net	—	1.4	(0.1)	8.3	—	9.6

Total operating expenses	—	0.1	2.8	71.4	42.4	116.7

Operating income (loss)	—	6.6	(3.1)	57.9	(66.0)	(4.6)
Interest expense, net	(14.4)	(1.1)	—	(1.9)	0.1	(17.3)
Loss on debt prepayment	(2.2)	—	—	—	—	(2.2)
Other	—	(1.0)	—	(1.2)	—	(2.2)
Equity in earnings	(17.3)	(21.1)	0.8	119.2	(81.6)	—

Income (loss) before income taxes and minority interests	(33.9)	(16.6)	(2.3)	174.0	(147.5)	(26.3)
Income tax provision	—	(1.5)	—	(5.7)	—	(7.2)

Net income (loss)	(33.9)	(18.1)	(2.3)	168.3	(147.5)	(33.5)
Net loss attributable to minority interests	—	—	—	—	(0.4)	(0.4)

Net income (loss) attributable to ON Semiconductor Corporation	$(33.9)	$(18.1)	$(2.3)	$168.3	$(147.9)	$(33.9)

Net cash provided by operating activities	$—	$(216.0)	$—	$244.7	$—	$28.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(5.8)	—	(16.5)	—	(22.3)
Funds deposited for purchases of property, plant and equipment	—	—	—	0.2	—	0.2

Net cash used in investing activities	—	(5.8)	—	(16.3)	—	(22.1)

Cash flows from financing activities:
Intercompany loans	—	247.2	—	(247.2)	—	—
Intercompany loan repayments	—	(101.6)	—	101.6	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.0	—	—	—	1.0
Proceeds from exercise of stock options and warrants	—	0.4	—	—	—	0.4
Repurchase of Treasury Stock	—	(0.8)	—	—	—	(0.8)
Payment of capital lease obligation	—	(4.9)	—	(1.3)	—	(6.2)
Repayment of long term debt	—	(34.7)	—	(22.1)	—	(56.8)

Net cash provided by (used in) financing activities	—	106.6	—	(169.0)	—	(62.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)

Net increase (decrease) in cash and cash equivalents	—	(115.2)	—	58.9	—	(56.3)
Cash and cash equivalents, beginning of period	—	213.4	—	245.3	—	458.7

Cash and cash equivalents, end of period	$—	$98.2	$—	$304.2	$—	$402.4

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the quarter ended March 28, 2008
Revenues	$—	$116.9	$3.6	$548.1	$(246.7)	$421.9
Cost of revenues	—	105.4	0.4	412.4	(242.9)	275.3

Gross profit	—	11.5	3.2	135.7	(3.8)	146.6

Research and development	—	6.7	2.7	32.0	(1.1)	40.3
Selling and marketing	—	11.9	0.4	13.8	(0.3)	25.8
General and administrative	—	(2.2)	0.2	25.9	(0.1)	23.8
Amortization of acquisition related intangible assets	—	—	—	2.4	—	2.4
Restructuring, asset impairments and other, net	—	4.6	—	18.9	—	23.5

Total operating expenses	—	21.0	3.3	93.0	(1.5)	115.8

Operating income (loss)	—	(9.5)	(0.1)	42.7	(2.3)	30.8
Interest expense, net	(14.4)	(0.6)	—	(2.1)	—	(17.1)
Other	—	2.1	—	(4.0)	—	(1.9)
Equity in earnings	25.4	35.0	(0.8)	—	(59.6)	—

Income (loss) before income taxes and minority interests	11.0	27.0	(0.9)	36.6	(61.9)	11.8
Income tax provision	—	0.2	—	(1.3)	—	(1.1)

Net income (loss)	11.0	27.2	(0.9)	35.3	(61.9)	10.7
Net income (loss) attributable to minority interest	—	—	—	—	0.3	0.3

Net income (loss) attributable to ON Semiconductor Corporation	$11.0	$27.2	$(0.9)	$35.3	$(61.6)	$11.0

Net cash provided by operating activities	$—	$54.4	$0.1	$82.4	$—	$136.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(8.6)	(0.1)	(6.8)	—	(15.5)
Funds deposited for purchases of property, plant and equipment	—	—	—	0.1	—	0.1
Cash received in the acquisition of a business, net of acquisition costs	—	(11.1)	—	172.7	—	161.6
Proceeds from sales of property, plant and equipment	—	38.6	—	—	—	38.6

Net cash used in investing activities	—	18.9	(0.1)	166.0	—	184.8

Cash flows from financing activities:
Intercompany loans	—	(310.3)	—	310.3	—	—
Intercompany loan repayments	—	231.6	—	(231.6)	—	—
Proceeds from exercise of stock options		0.6	—	—	—	0.6
Repurchase of Treasury Stock	—	(0.5)	—	—	—	(0.5)
Dividends to minority shareholder of consolidated subsidiary	—	3.3	—	(4.8)	—	(1.5)
Equity injections from Parent	—	—	3.3	—	—	3.3
Subsidiary declared dividend	—	—	(3.3)	—	—	(3.3)
Payment of capital lease obligation	—	(7.4)	—	—	—	(7.4)
Repayment of long term debt	—	—	—	(280.8)	—	(280.8)

Net cash used in financing activities	—	(82.7)	—	(206.9)	—	(289.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)

Net increase (decrease) in cash and cash equivalents	—	(9.4)	—	42.7	—	33.3
Cash and cash equivalents, beginning of period	—	192.1	—	82.5	—	274.6

Cash and cash equivalents, end of period	$—	$182.7	$—	$125.2	$—	$307.9

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

See also Note 11: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 9: Equity

Income per share calculations for the quarters ended April 3, 2009 and March 28, 2008, are as follows (in millions, except per share data):

	Quarter Ended
	April 3, 2009	March 28, 2008
Net income (loss) applicable to ON Semiconductor Corporation	$(33.9)	$11.0

Diluted net income (loss) applicable to ON Semiconductor Corporation	$(33.9)	$11.0

Basic weighted average common shares outstanding	413.6	306.8
Add: Incremental shares for:
Dilutive effect of stock options	—	2.5

Diluted weighted average common shares outstanding	413.6	309.3

Income (loss) per common share attributable to ON Semiconductor Corporation
Basic:	$(0.08)	$0.04

Diluted:	$(0.08)	$0.04

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during these periods were also excluded from the diluted earnings per share calculation. For the quarter ended April 3, 2009, the effects of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss. The excluded option shares were 38.0 million for the quarter ended April 3, 2009 and 18.5 million for the quarter ended March 28, 2008.

For the quarters ended April 3, 2009 and March 28, 2008, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share. The excess of fair value over par value is convertible into stock. As of April 3, 2009 and March 28, 2008, the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarters ended April 3, 2009 and March 28, 2008, the assumed conversion of the zero coupon convertible senior subordinated notes was also excluded in determining diluted net income per share. The zero coupon convertible senior subordinated notes are convertible into cash up to the par value of $133.2 million and $260.0 million, based on a conversion price of $9.82 per share at April 3, 2009 and March 28, 2008, respectively. The excess of fair value over par value is convertible into stock. As of April 3, 2009 and March 28, 2008, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarters ended April 3, 2009 and March 28, 2008, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. As of April 3, 2009 and March 28, 2008, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of April 3, 2009 and March 28, 2008, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method. Additionally, warrants held by non-employees to purchase 53,000 shares of the Company’s common stock, which were issued as part of the Catalyst acquisition, were outstanding as of April 3, 2009, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of April 3, 2009, but may be reissued or retired by the Company at a later date.

At December 31, 2008, the minority interest balance was $17.3 million. This balance increased to $17.7 million at April 3, 2009 due to the minority interest’s $0.4 million share of the earnings for the quarter, which has been reflected in the Company’s consolidated statement of operations for the quarter ended April 3, 2009.

At December 31, 2007, the minority interest balance was $18.5 million. This balance decreased to $16.7 million at March 28, 2008 due to a dividend payment to the minority interest of $1.5 million as well as the minority interest’s share of the losses for the quarter of $0.3 million, which has been reflected in the Company’s consolidated statement of operations for the quarter ended March 28, 2008.

Note 10: Employee Stock Benefit Plans

There was an aggregate of 23.4 million and 24.9 million shares of common stock available for grant under the Company’s stock option plans at April 3, 2009 and December 31, 2008, respectively.

Stock Options

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The volatility input is developed using implied volatility. The expected term of options represents the period of time that the options are expected to be outstanding. The expected term disclosed below is computed using the lattice model’s estimated fair value as an input to the Black-Scholes formula and solving for expected term. The risk-free rate is based on the average zero-coupon U.S. Treasury yields in effect for the month prior to the date of grant with the same period as the expected term. The weighted-average estimated fair value of stock options granted during the quarters ended April 3, 2009 and March 28, 2008 was $2.27 and $3.06 per share, respectively. The weighted-average assumptions associated with the stock options granted during the period are as follows:

	Quarter Ended
	April 3, 2009	March 28, 2008
Volatility	77.3%	56.2%
Risk-free interest rate	1.7%	2.8%
Expected term	5.0 years	5.2 years

Pre-vesting forfeitures were estimated to be approximately 12% for the quarter ended April 3, 2009 and 13% for the quarter ended March 28, 2008, based on historical experience.

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Quarter Ended April 3, 2009
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2008	36.5	$7.38
Grants	0.1	3.61
Exercised	(0.1)	2.23
Cancellations	(2.0)	10.43

Outstanding at April 3, 2009	34.5	$7.22	5.9	$10.10

Exercisable at April 3, 2009	22.5	$7.12	4.9	$9.60

Additional information about stock options outstanding at April 3, 2009 with exercise prices less than or above $4.91 per share, the closing price of the Company’s common stock at April 3, 2009, follows (number of shares in millions):

	Exercisable		Unexerciseable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $4.91	6.5	$3.43	0.7	$4.13	7.2	$3.50
Above $4.91	16.0	$8.62	11.3	$7.62	27.3	$8.20

Total outstanding	22.5	$7.12	12.0	$7.41	34.5	$7.22

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of April 3, 2009, and changes during the quarter ended April 3, 2009, follows (number of shares in millions):

	Quarter Ended April 3, 2009
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2008	4.9	$6.96
Granted	14.3	3.34
Released	(0.7)	7.60
Forfeited	(0.1)	7.11

Nonvested shares of restricted stock units at April 3, 2009	18.4	$4.12

During the quarter ended April 3, 2009, the Company granted 0.2 million in restricted stock awards with a weighted average grant date fair value of $3.34 per share to members of the Board of Directors. The awards vested and were issued immediately upon the effective date of the grant.

Employee Stock Purchase Plans

As of April 3, 2009, there were 0.7 million shares available for issuance under the 2000 Employee Stock Purchase Plan (“ESPP”). Pending shareholder approval at our May 2009 annual stockholders meeting, the ESPP will be amended to increase the shares available for future issuance by 6.5 million shares. The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the ESPP. The weighted-average fair value of shares issued under the ESPP during the quarters ended April 3, 2009 and March 28, 2008 were $1.30 per share and $2.31 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Quarter Ended April 3, 2009	Quarter Ended March 28, 2008
Expected life (in years)	0.25	0.25
Risk-free interest rate	0.1%	3.3%
Volatility	120.0%	55.0%

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units, restricted stock awards and employee stock purchase plan, recognized for the quarter ended April 3, 2009 and March 28, 2008 was comprised as follows (in millions, except per share data):

	Quarter Ended
	April 3, 2009	March 28, 2008
Cost of revenues	$2.9	$1.4
Research and development	2.0	0.9
Selling and marketing	2.4	0.9
General and administrative	5.4	3.5

Share-based compensation expense before income taxes	12.7	6.7
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$12.7	$6.7

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

At April 3, 2009, total unrecognized share-based estimated compensation expense net of estimated forfeitures related to non-vested stock options and non-vested restricted stock units granted prior to that date was $25.4 million and $46.4 million, respectively. The total intrinsic value of stock options exercised during the quarter ended April 3, 2009 was $0.3 million. The Company recorded cash received from the exercise of stock options of $0.4 million and cash from issuance of shares under the ESPP of $1.0 million and no related tax benefits during the quarter ended April 3, 2009. Upon option exercise or completion of a purchase under the ESPP, the Company issues new shares of stock.

Note 11: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of April 3, 2009 (in millions):

Remainder of 2009	$16.5
2010	16.0
2011	12.5
2012	9.8
2013	5.1
Thereafter	17.1

Total (1)	$77.0

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under subleases.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of April 3, 2009 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flows.

A bank guarantee of $4.8 million was issued on behalf of the Company under a non-reusable commitment credit with the bank as of April 3, 2009. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of April 3, 2009. The Company also has outstanding guarantees and letters of credit outside of its revolving facility and the non-reusable commitment credit totaling $34.0 million at April 3, 2009.

As part of securing financing in the normal course of business, the Company issued a guarantee related to one of its capital lease obligations which totaled approximately $22.8 million as of April 3, 2009. In addition, SCI LLC, the Company’s primary domestic operating subsidiary, guarantees on an unsecured basis approximately $5.3 million of a loan by one of its Japanese subsidiaries. For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $77.0 million as payments come due. The Company had not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

Based on historical experience and information currently available, the Company believes it will not be required to make payments under the standby letters of credit or guarantee arrangements.

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York (“District Court”) as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district court judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and has defended, and intends to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for it.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. The proposed global settlement remains subject to preliminary and final approval by the District Court. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the proposed global settlement, the Company’s insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. While the Company can make no assurances or guarantees as to the outcome of these proceedings, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that our products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that the Company stop use of such rights, or other remedies.

On April 18, 2008, LSI Logic Corporation (“LSI”) and Agere Systems Inc. (“Agere”) (which was acquired by LSI in 2007) filed a new patent infringement action with the U.S. International Trade Commission (“ITC”) naming 18 semiconductor companies including the Company. LSI and Agere also filed a parallel patent infringement lawsuit against the same companies in the Federal District Court in the Eastern District of Texas (“Texas District Court”). LSI and Agere are seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patent relates to semiconductor wafer processing. The Company believes that it is already licensed to the asserted patent through pre-existing patent license agreements with LSI and Agere, and that these licenses cover all of our relevant wafer operations. LSI and Agere have agreed with our assertion that the Company is already licensed. As a result, on March 4, 2009, the parties executed a settlement agreement and subsequently filed motions to dismiss the actions in the ITC and the Texas District Court. The motion to dismiss the ITC action was granted on April 9, 2009, and the motion to dismiss the Texas District Court action is was granted with prejudice on March 11, 2009, bringing this matter to a close with no material adverse effect on our consolidated financial position, results of operations or cash flows.

Prior to the acquisition of AMIS by the Company on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of Microsemi Corporation (“PowerDsine”), in the District Court related to AMIS’s recently announced power-over-Ethernet (“PoE”) Power Sourcing Equipment (“PSE”) application specific integrated circuit products custom-designed for Broadcom Corporation. The complaint alleged that AMIS breached the terms of a nondisclosure agreement between the parties and that AMIS interfered with a PowerDsine, Ltd. employment contract with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi for defamation. In December 2008, the District Court held on summary judgment that PowerDsine and Microsemi’s statements did not constitute defamation under California state law (where the statements by Microsemi were made). Also in December 2008, the parties participated in a mandatory mediation with a Magistrate Judge for the District Court, but arrived at no settlement. Discovery in the case is complete and the trial began in New York on February 2, 2009 and was scheduled to be completed by February 13, 2009. On February 10, 2009, the District Court judge suspended the trial until March 23, 2009 to allow for further mediation in an effort to resolve the dispute. On April 28, 2009, the parties executed a settlement agreement. On April 29, 2009, the parties filed a motion to dismiss this action in District Court, which was granted with prejudice on April 30, 2009, bringing this matter to a close with no material adverse effect on our consolidated financial position, results of operations or cash flows.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006 the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis has filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue. The PTO granted all three petitions and consolidated all three re-examinations into one proceeding before a single examiner. In April 2008, the court lifted the stay despite the ongoing reexamination proceedings in the PTO which proceedings were subsequently completed in September 2008 and the PTO issued a final rejection of all claims in the asserted patent over prior art. Ricoh has filed a notice of appeal with PTO and had until February 24, 2009 to file its appeal brief. Additionally, in September 2008, the court granted defendants request to refile its summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. A hearing on defendants’ motion for summary judgment was scheduled for January 30, 2009 but was cancelled by the judge who instead told both parties that he would issue his order without holding a hearing. On March 6, 2009, the judge issued a ruling denying the motion for summary judgment without prejudice because of a factual dispute over a patent claim element. The judge has scheduled a further hearing on the disputed claim element for May 22, 2009. On April 3, 2009, the parties exchanged opening briefs on the disputed claim, and exchanged responsive briefs on April 24, 2009. If Synopsis obtains a favorable ruling on the claim construction issue, Synopsys plans to refile its motion for summary judgment. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations, financial condition or cash flows.

During the first quarter of 2009, the Company favorably settled two intellectual property matters for which the Company received combined proceeds of $17.3 million. The proceeds primarily related to the Company’s assertion of certain patents in its portfolio and the resulting settlement that included a license. Due to these settlements, the Company recorded approximately $14.8 million of proceeds received as recovery of previously expensed research and development expenses and recognized the remaining gain of $2.5 million in restructuring, asset impairment and other, net.

Note 12: Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets,” which amends SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The objectives of these disclosures are to provide users of financial statements with an understanding of:

•	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

•	the major categories of plan assets;

•	the inputs and valuation techniques used to measure the fair value of plan assets;

•	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assts for the period; and

•	significant concentrations of risk within plan assets

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact of adopting this new standard.

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) which requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company has concluded that FSP FAS 157-4 will not have an impact on the Company’s consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments, “ to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company has concluded that FSP FAS 107-1 and ABP 28-1 will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 13: Segment Information

In January 2009, the Company announced a change in its organizational structure and previously-reported information has been recast to reflect the current organizational structure. The Company is organized into four operating segments, which also represent four reporting segments: automotive and power group, standard products group, computing and consumer products group and digital and mixed-signal products group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives.

Automotive & Power Group	Standard Products	Computing & Consumer Products	Digital & Mixed-Signal Products Group
Low & Medium	Bipolar Power	DC-DC Conversion	Medical
MOSFET
Analog Automotive	Thyristor	Analog Switches	ISP

Auto Power	Small Signal	AC-DC Conversion	Military & Aerospace
LDO & Vregs	Zener	Low Voltage	Industrial
Automotive	Protection	Standard Logic	Communications & High Voltage
	Rectifier	Power Switching	High Frequency
	Filters	Signal & Interface	Foundry

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

In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by executive or senior vice presidents who report to the Chief Executive Officer. A portion of the expenses of these groups are allocated to the segments based on specific and general criteria and are included in the operating results reported below. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which includes corporate research and development costs, unallocated inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any segment as they are not included in the segment operating performance measures utilized by our chief operating decision maker for decision making purposes.

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters ended April 3, 2009 and March 28, 2008 are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For quarter ended April 3, 2009:
Revenues from external customers	$84.7	$85.8	$90.0	$118.6	$379.1
Segment gross profit	$22.3	$26.8	$45.4	$28.0	$122.5
Segment operating income (loss)	$(2.5)	$2.3	$12.3	$10.4	$22.5

For quarter ended March 28, 2008:
Revenues from external customers	$102.6	$128.1	$56.6	$134.6	$421.9
Segment gross profit	$38.6	$54.9	$12.4	$51.0	$156.9
Segment operating income	$18.7	$23.6	$4.5	$30.9	$77.7

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	April 3, 2009	March 28, 2008
Gross profit for reportable segments	$122.5	$156.9
Unallocated amounts:
Other unallocated manufacturing costs	(10.4)	(10.3)

Gross profit	$112.1	$146.6

Operating income for reportable segments	$22.5	$77.7
Unallocated amounts:
Restructuring and other charges	(9.6)	(5.8)
Other unallocated manufacturing costs	(10.4)	(10.3)
Other unallocated operating expenses	(7.1)	(30.8)

Operating income (loss)	$(4.6)	$30.8

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

	Quarter Ended
	April 3, 2009	March 28, 2008
United States	$113.7	$100.4
The Other Americas	0.5	0.5
United Kingdom	47.7	57.9
Belgium	27.4	10.5
China	100.2	170.6
Singapore	62.2	36.7
The Other Asia/Pacific	26.7	45.3
The Other Europe	0.7	—

	$379.1	$421.9

Property, plant and equipment by geographic location is summarized as follows (in millions):

	April 3, 2009	December 31, 2008
United States	$192.0	$195.7
China	112.4	117.5
Europe	112.1	114.9
Malaysia	109.3	109.9
The Other Asia/Pacific	102.8	106.3
Japan	69.1	77.4
Belgium	44.1	45.9
The Other Americas	3.1	3.2

	$744.9	$770.8

For the quarter ended April 3, 2009, one of the Company’s customers accounted for 10% of the Company’s total revenues. For the quarter ended March 28, 2008, one of the Company’s customers accounted for 10% of the Company’s total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 27, 2009, and our unaudited consolidated financial statements for the fiscal quarter ended April 3, 2009, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and of our most recent Form 10-K.

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately negative 1.0% during 2009 through 2011. These are not our projections and may not be indicative of actual results.

Business and Company Overview

We classify our products broadly as power, analog, digital signal processing, mixed-signal, advanced logic, memory, data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 46,700 products and we shipped approximately 5.8 billion units in the first quarter of 2009 as compared to approximately 8.1 billion units in the first quarter of 2008. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

On March 17, 2008, we completed the purchase of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), whereby AMIS became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of our common stock. The aggregate purchase price was approximately $939.7 million, which included common stock, restricted stock units (“RSUs”), options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will enhance shareholder value by (1) accelerating our transformation from a discrete supplier to a key supplier with scale; (2) strengthening our end-market presence, facilitating our entry into new markets and deepening customer relationships; (3) obtaining significant scale and cash flow generation; and (4) achieving cost savings by leveraging our operational excellence and accelerating the ramp of activity in our Gresham, Oregon wafer fabrication facility (see Note 5: “Acquisitions” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion).

On October 10, 2008, we completed the purchase of Catalyst Semiconductor, Inc., a Delaware corporation (“Catalyst”) whereby Catalyst became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of our common stock. The aggregate purchase price was approximately $120.1 million, which includes common stock, RSU’s , options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will enhance shareholder value by (1) accelerating our higher margin analog products for the digital consumer market; (2) providing entry into the EEPROM business; (3) leveraging scale to drive growth in the business; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility (see Note 5: “Acquisitions” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion).

In January 2009, we implemented a change in our organizational structure and previously-reported reporting segment information has been recast to reflect the new organizational structure. We are organized into four operating segments, which also represent four reporting segments: automotive and power group, standard products, computing and consumer products and digital and mixed-signal product group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Automotive & Power Group	Standard Products	Computing & Consumer Products	Digital & Mixed-Signal Products Group
Low & Medium	Bipolar Power	DC-DC Conversion	Medical
MOSFET
Analog Automotive	Thyristor	Analog Switches	ISP

Auto Power	Small Signal	AC-DC Conversion	Military & Aerospace
LDO & Vregs	Zener	Low Voltage	Industrial
Automotive	Protection	Standard Logic	Communications & High Voltage
	Rectifier	Power Switching	High Frequency
	Filters	Signal & Interface	Foundry

Memory Products

We have over 446 direct customers worldwide, and we also service approximately 293 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlett-Packard, Hella, Schneider, GE, Samsung, Continental Automotive Systems, Siemens, Honeywell, Apple, Dell, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Slovakia, the Czech Republic, Korea, Belgium, Canada, Germany, Bulgaria, Ireland and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Slovakia and Thailand. In the first quarter of 2007, we announced the planned closing of one of our Arizona manufacturing facilities adjacent to our headquarters offices. During the second quarter of 2008, we began the process of closing our wafer fabrication facility in Piestany, Slovakia for cost savings purposes. The wafer manufacturing that takes place at these facilities is being transferred to our off-shore, low-cost manufacturing facilities. On February 4, 2009, we announced plans to close our remaining Arizona manufacturing facility adjacent to our headquarters offices for cost savings purposes. The remaining unused property and buildings associated with our headquarters offices are currently being marketed for sale or lease. We will maintain our headquarters offices and any remaining manufacturing facilities on the portions of the property that are not for sale.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 241 new product families in 2008, of which 73 were generated from the acquisitions of AMIS and Catalyst, and 168 were generated from our existing business operations. During the first quarter ended April 3, 2009, we introduced an additional 33 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

During the second quarter of 2008, we began the process of closing our wafer fabrication facility in Piestany, Slovakia which resulted in the elimination of approximately 430 positions. We expect full annual savings from this announcement to be approximately $12.0 million to $16.0 million annually beginning in the second quarter of 2009.

During the first quarter of 2009, in response to the economic downturn, we commenced certain actions to reduce overall spending levels, including: a reduction in 2009 planned capital expenditures to between $55 million and $60 million compared to normalized levels of between $130 million and $140 million; a temporary hiring freeze; the elimination of bonus payments during 2009; three weeks of unpaid time off for senior executives in both the first and second quarters of 2009; two weeks of unpaid time off or 4 day work week (based upon local legal requirements) for other employees in both the first and second quarters of 2009; no annual merit increases; and a reduction in worldwide personnel.

The actions we announced during the first quarter of 2009 are expected to reduce total fixed costs by approximately $40 million to $50 million a quarter, of which $10 million to $15 million will be from temporary actions. These actions are expected to reduce operating expense by approximately $20.0 million. The Company expects initial benefits to increase throughout 2009.

Our profitability enhancement programs will continue to focus on:

•	consolidating manufacturing sites to improve economies of scale;

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 4” and 6” to 8” wafers resulting in an increase to the number of die per square inch;

•	reducing the number of product platforms and process flows; and

•	focusing production on profitable product families.

Outlook

Based upon product booking trends, backlog levels, manufacturing services revenues and estimated turns levels, we anticipate that total revenues will be approximately $395 million to $410 million in the second quarter of 2009. Backlog levels at the beginning of the second quarter of 2009 we up from backlog levels at the beginning of the first quarter of 2009 and represent approximately 80% of our anticipated second quarter 2009 revenues. We expect that average selling prices for the second quarter of 2009 will be down approximately 1% to 2% from the first quarter of 2009. We expect cash capital expenditures of approximately $20 million in the second quarter of 2009.

For the second quarter of 2009, we expect gross profit as a percentage of revenues to be approximately 31.5% to 32.5%. For the second quarter of 2009, we also expect total operating expenses of approximately $130 million to $135 million, which includes amortization of intangibles, stock based compensation expense, restructuring, asset impairments and other charges of approximately $25 million.

We anticipate that net interest expense and other expenses will be approximately $20 million for the second quarter of 2009, which includes non-cash interest expense of approximately $9 million from the adoption of FASB APB 14-1 relating to our convertible senior subordinated notes. We expect cash payments of income taxes to be approximately $3 million. We also expect stock compensation expense of approximately $15 million to $16 million in the second quarter of 2009.

Results of Operations

Quarter Ended April 3, 2009 Compared to Quarter Ended March 28, 2008

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended April 3, 2009 and March 28, 2008. The amounts in the following table are in millions:

	Quarter ended
	April 3, 2009	March 28, 2008	Dollar Change
Revenues	$379.1	$421.9	$(42.8)
Cost of revenues	267.0	275.3	(8.3)

Gross profit	112.1	146.6	(34.5)

Operating expenses:
Research and development	43.6	40.3	3.3
Selling and marketing	29.0	25.8	3.2
General and administrative	27.3	23.8	3.5
In-process research and development	—	17.7	(17.7)
Amortization of acquisition-related intangible assets	7.2	2.4	4.8
Restructuring, asset impairments and other net	9.6	5.8	3.8

Total operating expenses	116.7	115.8	0.9

Operating income (loss)	(4.6)	30.8	(35.4)

Other income (expenses):
Interest expense	(17.7)	(19.1)	1.4
Interest income	0.4	2.0	(1.6)
Other	(2.2)	(1.9)	(0.3)
Loss on debt repurchase	(2.2)	—	(2.2)

Other income (expenses), net	(21.7)	(19.0)	(2.7)

Income (loss) before income taxes and minority interests	(26.3)	11.8	(38.1)
Income tax provision	(7.2)	(1.1)	(6.1)

Net income (loss)	(33.5)	10.7	(44.2)
Net income (loss) attributable to minority interests	(0.4)	0.3	(0.7)

Net income (loss) attributable to ON Semiconductor Corporation	$(33.9)	$11.0	$(44.9)

Revenues

Revenues were $379.1 million and $421.9 million during the quarters ended April 3, 2009 and March 28, 2008, respectively. The decrease from the first quarter of 2008 to the first quarter of 2009 was primarily due to the drop in product volume and mix of 23% and reduction in average selling prices of 6%, partially offset by increases in revenues from our acquisitions of AMIS and Catalyst of $82.2 million or 19%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended April 3, 2009	As a % Revenue	Quarter Ended March 28, 2008	As a % Revenue (1)	Dollar Change	% Change
Automotive and Power Group	$84.7	22%	$102.6	24%	$(17.9)	-17%
Computing and Consumer Group	85.8	23%	128.1	31%	(42.3)	-33%
Digital and Mixed-signal Product Group	90.0	24%	56.6	13%	33.4	59%
Standard Products Group	118.6	31%	134.6	32%	(16.0)	-12%

Total revenues	$379.1		$421.9		$(42.8)

(1)	Certain amounts may appear not to total correctly due to rounding of individual amounts.

Revenues from automotive and power group decreased $17.9 million, or 17%, in the first quarter of 2009 as compared to the first quarter of 2008. The decrease is attributed to a decrease in revenues from low and medium voltage MOSFET of 40%, LDO and voltage regulators of 31%, analog automotive of 35%, power products of 17%, partially offset by increases in revenues from automotive products from the former AMIS of 242%.

Revenues from computing and consumer products decreased $42.3 million, or 33%, in the first quarter of 2009 as compared to the first quarter of 2008. The decrease is attributed to a decrease in revenues of signal and interface products of 32%, standard logic products of 44%, AC to DC conversion products of 28%, low voltage power products of 31%, power switching products of 24%, analog switch products of 40% and DC to DC conversion products of 44%.

Revenues from digital and mixed-signal product group increased $33.4 million, or 59%, in the first quarter of 2009 as compared to the first quarter of 2008. The increase is attributed to an increase in military and aerospace products of 200%, industrial products of 307%, medical products of 505%, foundry products of 236%, communication and high voltage products of 3041% and ISP’s of 106% all of which are former AMIS products, partially offset by decreases in manufacturing services and high frequency products of 20%.

Revenues from standard products decreased $16.0 million, or 12%, in the first quarter of 2009 as compared to the first quarter of 2008. The decrease is attributed to decreases in rectifier products of 26%, small signal products of 20%, zener products of 38%, bipolar power products of 36%, thyristor products of 16% and filter products of 9%, slightly offset by increases in revenues from protection products of 6%.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended April 3, 2009	As a % Revenue	Quarter Ended March 28, 2008	As a % Revenue
Americas	$114.2	30%	$100.9	24%
Asia/Pacific	189.1	50%	252.6	60%
Europe	75.8	20%	68.4	16%

Total	$379.1	100%	$421.9	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended April 3, 2009, we had one customer that accounted for 10% our total revenues. For the quarter ended March 28, 2008, we had one customer that accounted for approximately 10% of our total revenues.

Gross Profit

Our gross profit was $112.1 million in the first quarter of 2009 compared to $146.6 million in the first quarter of 2008. As a percentage of revenues, our gross profit was 29.6% in the first quarter of 2009 as compared to 34.7% in the first quarter of 2008. Gross profit as a percentage of revenue decreased during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to a decrease in prices and capacity utilization in the first quarter of 2009 compared to the first quarter of 2008. We attempted to reduce our inventory levels to the latest customer demands in the first quarter of 2009 by operating our production facilities well below normal capacity. Pursuant to FASB 151, these unabsorbed costs were treated as a period cost and had a negative 2% impact to gross margin percentage. Average selling prices declines of 6% were partially offset by cost reduction activities and a lower amount of fair market value step up (approximately a 2% impact on gross margin percentage). The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Quarter Ended April 3, 2009	As a % Net Revenue (1)	Quarter Ended March 28, 2008	As a % Net Revenue	Dollar Change	% Change
Automotive & Power Group	$22.3	5.9%	$38.6	9.1%	$(16.3)	-42%
Computing and Consumer Products	26.8	7.1%	54.9	13.0%	(28.1)	-51%
Digital & Mixed-Signal Product Group	45.4	12.0%	12.4	2.9%	33.0	266%
Standard Products	28.0	7.4%	51.0	12.1%	(23.0)	-45%

Gross profit by segment	122.5		156.9		$(34.4)

Unallocated
Manufacturing	(10.4)	-2.7%	(10.3)	-2.4%

Total gross profit	$112.1	29.6%	$146.6	34.7%

(1)	Certain amounts may not total due to rounding of individual amounts.

Gross profit from automotive and power group decreased $16.3 million, or 42%, in the first quarter of 2009 as compared to the first quarter of 2008. The decrease is attributed to decreases in gross profit from low and medium voltage MOSFET of 65%, analog automotive of 23%, LDO and voltage regulator products of 63% and power products of 44%, partially offset by increases in gross margin from automotive products of 330% of the former AMIS.

Gross profit from computing and consumer products decreased $28.1 million, or 51%, in the first quarter of 2009 as compared to the first quarter of 2008. The decrease is attributable to decreases in gross profit from signal and interface products of 44%, standard logic products of 79%, power switch products of 43%, analog switch products of 49%, low voltage power products of 43%, DC to DC conversion products of 57% and AC to DC conversion products of 54%

Gross profit from digital and mixed-signal products increased $33.0 million, or 266%, in the first quarter of 2009 as compared to the first quarter of 2008. The increase is attributed to increases in gross profit from industrial products of 236%, military and aerospace products of 130%, medical products of 311%, communications and high voltage products of 3105%, foundry products of 136% and ISP’s of 63% all of which were products of the former AMIS, partially offset by decreases in gross margin from manufacturing services of 55% and high frequency gross margin of 18%.

Gross profit from standard products decreased $23.0 million, or 45%, in the first quarter of 2009 as compared to the first quarter of 2008. The decrease is attributed to decreases in gross margin from small signal products of 52%, rectifier products of 58%, zener products of 60%, bipolar power products of 74%, thyristor products of 53%, protection products of 19%, and filter products of 27%.

Operating Expenses

Research and development expenses were $43.6 million in the first quarter of 2009 compared to $40.3 million in the first quarter of 2008, representing an increase of $3.3 million, or 8.2%. Research and development expenses represented 11.5% and 9.6% of revenues in the first quarter of 2009 and the first quarter of 2008, respectively. The increase in research and development expenses was primarily attributable to increased expense associated with on-going research and development activities as a result of the acquisitions of Catalyst and AMIS, partially offset by approximately $14.8 million of proceeds received from the settlement of two lawsuits in our favor for patent infringements.

Selling and marketing expenses were $29.0 million in the first quarter of 2009 compared to $25.8 million in the first quarter of 2008, representing an increase of $3.2 million, or 12.4%. Selling and marketing expenses represented 7.6% and 6.1% of revenues in the first quarter of 2009 and the first quarter of 2008, respectively. The increase in selling and marketing expense is primarily attributed to increased selling and marketing activities as a result of the acquisition of AMIS and Catalyst, partially offset by a reduction in sales commissions’ expense due to the decrease in revenue.

General and administrative expenses were $27.3 million in the first quarter of 2009 compared to $23.8 million in the first quarter of 2008, representing an increase of $3.5 million, or 14.7%. General and administrative expenses represented 7.2% and 5.6% of revenues in the first quarter of 2009 and the first quarter of 2008, respectively. The increase in general and administrative expense is primarily attributed to increased stock compensation expense and general and administrative expense associated with the AMIS integration, partially offset by a decrease in employee wages and salaries as a result of reductions in headcount.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $9.6 million in the first quarter of 2009 compared to $5.8 million in the first quarter of 2008.

In January 2009, we announced a worldwide employee reduction program, for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the quarter ended April 3, 2009, we recorded employee separation charges of $10.2 million. These termination benefits are for approximately 526 individuals of which 494 have been terminated. It is anticipated that all terminations will be completed by the end of the second quarter of 2009.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies in part, for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During the quarter ended April 3, 2009, we recorded exit costs of $0.9 million related to the 2008 acquisition of AMIS. The exit costs of $0.9 million were for charges incurred relative to certain legal proceedings.

In May 2008, we announced the planned shutdown of manufacturing facilities in Piestany, Slovakia. During the quarter ended April 3, 2009, we recorded $0.6 million, net of adjustments of termination benefits for approximately 430 employees which is being recognized ratably from the date of announcement to the employees’ termination dates. Additionally, we recorded $0.4 million of exit costs related to the shutdown of the manufacturing facility.

In March 2009, we recorded a net gain of $2.5 million associated with the settlement of two legal disputes.

In connection with the March 2008 acquisition of AMIS, we recorded employee separation charges of $1.7 million and exit costs of $1.8 million during the first quarter of 2008. The employee separation charges of $1.7 million include $0.3 million for severance benefits of 20 individuals who were employees of AMIS prior to the acquisition, but are required to render services until there termination date to receive severance benefits. The termination benefits for the 16 AMIS individuals have been recognized from the acquisition date to their termination date. Additionally, we recorded exit costs in the amount of $1.8 million for termination of software licenses under certain lease agreements with external suppliers found to be duplicative between us and AMIS.

In March 2007, we announced plans to consolidate manufacturing efforts with the closing of one of our manufacturing facilities at out Phoenix, Arizona location. The wafer manufacturing that took place at this facility has been transferred to our offshore low cost manufacturing facilities. During the quarter ended March 28, 2008, we recorded $0.8 million of restructuring charges relating to this plan for employee separation costs.

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

Operating Income

Information about operating income from our reportable segments for the quarter ended April 3, 2009 and March 28, 2008 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed-Signal Product Group	Standard Products Group	Total
For the quarter ended April 3, 2009:
Segment operating income (loss)	$(2.5)	$2.3	$12.3	$10.4	$22.5
For the quarter ended March 28, 2008:
Segment operating income	$18.7	$23.6	$4.5	$30.9	$77.7

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	April 3, 2009	March 28, 2008
Operating income for reportable segments	$22.5	$77.7
Unallocated amounts:
Restructuring asset impairments and other charges, net	(9.6)	(5.8)
Other unallocated manufacturing costs	(10.4)	(10.3)
Other unallocated operating expenses	(7.1)	(30.8)

Operating income (loss)	$(4.6)	$30.8

Interest Expense and Other

Interest expense decreased $1.4 million to $17.7 million in the first quarter of 2009 compared to $19.1 million in the first quarter of 2008. We recorded amortization of debt discount to interest expense of $9.9 million and $9.8 million for the quarters ended April 3, 2009 and March 28, 2008, respectively. Our average long-term debt balance (including current maturities) in the first quarter of 2009 was $970.4 million with a weighted average interest rate of 7% compared to $988.9 million and a weighted average interest rate of 8% in the first quarter of 2008. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 11: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Loss on Debt Repurchase

During the first quarter of 2009, we repurchased approximately $65.9 million of our zero coupon convertible senior subordinated notes due 2024 for $32.9 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We reduced unamortized debt discount by $6.1 million and recognized a $2.2 million loss on the prepayment, which included the write off of $0.5 million in unamortized debt issuance costs.

Provision for Income Taxes

Provision for income taxes was $7.2 million in the first quarter of 2009 compared to $1.1 million in the first quarter of 2008. The provision for the first quarter of 2009 included $6.0 million for income and withholding taxes of certain of our foreign operations and $1.2 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. The provision for the first quarter of 2008 included $0.5 million charge for income and withholding taxes of certain of our foreign operations and $0.6 million of interest on reserves for potential liabilities in foreign taxing jurisdictions. Due to our domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continued to maintain a full valuation allowance on all of our domestic deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Contractual Obligations, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at April 3, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (3)	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Long-term debt (2)	$1,188.2	$101.6	$196.7	$58.7	$152.8	$678.4	$—
Operating leases (1)	77.0	16.5	16.0	12.5	9.8	5.1	17.1
Other long-term obligations—pension plans	15.2	3.0	3.0	3.0	3.0	3.0	0.2
Purchase obligations (1):
Capital purchase obligations	25.5	21.1	1.3	1.3	1.3	0.2	0.3
Foundry and inventory purchase obligations	38.3	30.1	3.3	3.1	1.6	0.1	0.1
Mainframe support	4.8	2.1	2.3	0.4	—	—	—
Information technology and communication services	34.7	9.6	11.7	9.3	3.7	0.4	—
Other	39.9	18.0	14.5	5.3	1.3	0.6	0.2

Total contractual obligations	$1,423.6	$202.0	$248.8	$93.6	$173.5	$687.8	$17.9

(1)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off Balance Sheet Arrangements” for a description of our off balance sheet arrangements.)
(2)	Includes the interest portion of payments for long-term debt.
(3)	The table above does not include liabilities related to unrecognized tax benefits under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Because we are unable to reasonably estimate the timing of settlement of such FIN 48 liabilities.

Our long-term debt includes approximately $171.5 million outstanding under senior bank facilities, approximately $133.2 million zero coupon convertible senior subordinated notes due 2024 at par, approximately $95.0 million 1.875% convertible senior subordinated notes due 2025 at par, approximately $484.0 million of 2.625% convertible senior subordinated notes due 2026 at par, approximately $9.8 million outstanding loans with three Japanese banks, approximately $41.8 million outstanding loans with two Chinese banks, approximately $39.3 million outstanding loans with three Philippine banks, approximately $10.3 million outstanding secured financing with a Belgian bank, and approximately $89.6 million of capital lease obligations. For purposes of the contractual obligations schedule, we have shown the convertible debt maturing upon the first put date. (See Note 8: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our unaudited consolidated balance sheet for our foreign pension plans (see Note 7: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our balance of cash and cash equivalents was $402.4 million at April 3, 2009. Despite recent revenue reductions, we have taken actions to lower to the amount of revenues required each quarter to break even on a cash basis to be $340.0 million, as such we believe that our cash flow from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next 12 months.

Off Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desk top computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $1.1 million were outstanding under the revolving facility at April 3, 2009. One of our foreign exchange hedging agreements has a provision for termination if at any time the amount available under our revolving facility is less than $2.5 million. A bank guarantee of $4.8 million was issued on our behalf under a non-reusable commitment credit with the bank as of April 3, 2009. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of April 3, 2009. We also have outstanding guarantees and letters of credit outside of our revolving facility and the non-reusable commitment credit totaling $34.0 million at April 3, 2009.

As part of securing financing in the normal course of business, we issued a guarantee related to one of our capital lease obligations which totaled approximately $22.8 million as of April 3, 2009. In addition, SCI LLC, our primary domestic operating subsidiary, guarantees on an unsecured basis approximately $5.3 million of a loan by one of our Japanese subsidiaries. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $77.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

Based on historical experience and information currently available, we believe we will not be required to make payments under the standby letters of credit or guarantee arrangements.

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

See Note 11: “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements, Part II, Item 1 “Legal Proceedings” of this Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our annual report on Form 10-K for the fiscal year ending December 31, 2008 for information on certain environmental matters.

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

factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, our ability to maintain compliance with financial covenants under our existing credit facilities and other limitations imposed by our credit facilities or arising from our substantial leverage arising out of the sudden reduction in the general ability of lending from banks or the related increase in cost to obtain bank financing.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. The United States and global credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through April 3, 2010. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

EBITDA

As discussed in Note 8: “Long-Term Debt” to our unaudited consolidated financial statements included elsewhere in this report, our debt covenants require us to stay within certain leverage ratios based on the consolidated earnings (net income) before interest expense, provisions for income taxes, depreciation and amortization expense for the last four quarters. “Consolidated EBITDA,” as defined under the documents for our senior bank facilities totaled approximately $454.6 million for the four consecutive fiscal quarters ended April 3, 2009.

If we were not in compliance with the covenants contained in our senior bank facilities, the holders of our senior bank facilities could cause all outstanding amounts, as of April 3, 2009, which were comprised of $171.5 million of our term loan, to be due and payable immediately and the $1.1 million of letters of credit to be fully cash collateralized. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of April 3, 2009, approximately $773.3 million remained outstanding under other debt that may be accelerated based on this covenant.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $494.6 million at April 3, 2009. Our working capital, excluding cash, was $92.2 million at April 3, 2009, and has fluctuated between $42.2 million and $92.2 million over the last eight quarter-ends.

The components of our working capital at April 3, 2009 and December 31, 2008 are set forth below (in millions), followed by explanations for changes between December 31, 2008 and April 3, 2009 for cash and cash equivalents and any other changes greater than $5 million:

	April 3, 2009	December 31, 2008	Change
Current Assets
Cash and cash equivalents	$402.4	$458.7	$(56.3)
Receivables, net	192.6	188.8	3.8
Inventories, net	299.2	335.5	(36.3)
Other current assets	47.2	55.5	(8.3)
Deferred income taxes	13.2	12.0	1.2

Total current assets	954.6	1,050.5	(95.9)

Current Liabilities
Accounts payable	134.5	178.2	(43.7)
Accrued expenses	127.9	138.4	(10.5)
Income taxes payable	5.1	4.1	1.0
Accrued interest	5.0	1.3	3.7
Deferred income on sales to distributors	100.9	114.1	(13.2)
Current portion of long-term debt	86.6	107.9	(21.3)

Total current liabilities	460.0	544.0	(84.0)

Working capital	$494.6	$506.5	$(11.9)

The decrease of $56.3 million in cash and cash equivalents is primarily due to $22.1 million in cash used by investing activities, $62.4 million of cash used in financing activities, partially offset by $28.7 million in cash provided by operating activities.

The decrease of $36.3 million in inventory is the result of production to align inventory balance with sales outlook.

The decrease of $8.3 million in other current assets is the result of reduction in various tax receivables.

The decrease of $43.7 million in accounts payable is the result of lower operating activity combined with the effects of the timing of payments during the quarter ended April 3, 2009 as compared to the quarter ended December 31, 2008.

The decrease of $10.5 million in accrued expenses was primarily attributable to reduction in payroll partially offset by an increase in vacation accruals.

The decrease of $13.2 million in deferred income on sales to distributors due to a reduction in inventories at distributors and resales by our distributors.

The decrease of $21.3 million in the current portion of long-term debt was due primarily to the partial repayment of the Belgian loan and the maturity of one of our Japanese loans in the first quarter of 2009.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $22.3 million during the first quarter of 2009, which includes $17.0 million of payments related to fixed assets received in 2008, compared to cash capital expenditures of $15.5 million during the first quarter of 2008. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2009 Financing Events

Repurchase of Zero Coupon Convertible Senior Subordinated Notes due 2024

During the first quarter of 2009, we repurchased approximately $65.9 million of our zero coupon convertible senior subordinated notes due 2024 for $32.9 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We released $6.1 million of unamortized debt discount and recognized a $2.2 million loss on the prepayment, which included the write off of $0.5 million in unamortized debt issuance costs.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of April 3, 2009 and December 31, 2008 (dollars in millions):

	April 3, 2009	December 31, 2008
Senior Bank Facilities:
Term Loan, interest payable monthly and quarterly at 2.26813% and 2.2113%, respectively	$171.5	$171.9
Revolver	—	—

	171.5	171.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	121.6	177.7
1.875% Convertible Senior Subordinated Notes due 2025 (2)	72.6	71.3
2.625% Convertible Senior Subordinated Notes due 2026 (3)	374.4	369.6
2.25% Loan with Japanese bank due 2009 through 2010, interest payable semi-annually	5.3	7.9
Loan with Philippine banks due 2009 through 2012, interest payable quarterly at 2.2600% and 5.8188%, respectively	21.0	21.8
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 2.0063% and 2.9463%, respectively	11.7	12.1
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 2.5656% and 3.1713%, respectively	6.6	6.8
Loan with Chinese bank due 2009, interest payable quarterly at 2.4269% and 2.6975%, respectively	14.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 2.4269% and 2.6975%, respectively	6.0	6.0
Loan with Chinese bank due 2009, interest payable semi-annually at 5.4550%	10.3	11.3
Loan with Chinese bank due 2009, interest payable semi-annually at 2.9750% and 5.1750%, respectively	5.0	5.0
Loan with Chinese bank due 2009 through 2013, interest payable semi-annually at 3.0913%	6.5	6.9
Loan with Belgian bank, interest payable daily at 1.2260% and 2.7520%, respectively	10.3	25.0
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	—	5.5
Loan with Japanese bank due 2009 through 2013, interest payable semi-annually at 1.875%	3.0	3.3
Short-term loan with Japanese bank due 2009, interest payable monthly at 1.3% and 1.42%, respectively	1.5	1.7
Capital lease obligations	89.6	92.0

	930.9	1,009.8
Less: Current maturities	(86.6)	(107.9)

	$844.3	$901.9

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 shall be purchased by the Company at the option of the holders of the notes on April 15, 2010, or thereafter.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 shall be purchased by the Company at the option of the holders of the notes on December 15, 2012, or thereafter.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 shall be purchased by the Company at the option of the holders of the notes on December 15, 2013, or thereafter.

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

As of April 3, 2009, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through April 3, 2010.

Our debt agreements contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans, or advances;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	pay dividends, redeem capital stock or make certain other restricted payments or investments;

•	pay dividends from SCI LLC to ON Semiconductor Corporation;

•	engage in sale leaseback transactions;

•	enter into new lines of business;

•	issue some types of preferred stock; and

•	enter into transactions with our affiliates.

The maximum secured leverage ratio financial maintenance covenant in the credit agreement relating to our senior bank facilities (comprised of our term loan and our revolving facility) requires that, at the end of each fiscal quarter during which any revolving loans, swingline loans or letters of credit are outstanding under our $25 million revolving facility (other than letters of credit fully secured by cash collateral on terms to be agreed), the Secured Leverage Ratio (as defined in such credit agreement) not exceed 2.5 to 1.0, provided that if, at the end of any such fiscal quarter, the Secured Leverage Ratio exceeds 2.5 to 1.0, SCI LLC may, within 45 days after the end of such fiscal quarter, repay all loans outstanding under our revolving facility and fully cash collateralize all letters of credit thereunder, and if SCI LLC does so then no default shall be deemed to have occurred and be continuing. Provided the Company cures the default as outlined above, the $171.5 million outstanding as of April 3, 2009 under our term loan remains due in 2013 subject to the scheduled principal amortization. The company currently has $1.1 million in outstanding letters of credit under our $25 million revolving facility and a Secured Leverage ratio of approximately .5 for the four consecutive fiscal quarters ended April 3, 2009.

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

New Accounting Pronouncements Adopted

Adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS 160 on January 1, 2009, and as a result the prior period consolidated balance sheets and statements of operations were retroactively modified to comply with the requirements of SFAS 160 (See also Note 9: “Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this report for further discussion).

Adoption of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

As of January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion

(Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $133.2 million aggregate principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024, our $95.0 million aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 and our $484.0 million aggregate principal amount of 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, “Convertible Notes”). FSP APB 14-1 requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The liability component was recognized at the present value of its cash flows discounted using a discount rate equivalent to our borrowing rate at the date of the issuance of the Convertible Notes for similar debt instruments without the conversion feature. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability as of the date of the issuance of the Convertible Notes. FSP APB 14-1 also requires an accretion of the debt discount resulting from the allocation of a portion of the proceeds to equity over the expected life of the Convertible Notes, which is the first put date. The equity component, liability component and net carrying value for each of the convertible notes as of the date of issuance, as of December 31, 2008 and as of April 3, 2009 are set forth in the table below. Also included in the table for each of the Convertible Notes are the effective interest rates on the liability component, interest expense resulting from contractual interest coupons and interest expense resulting from non-cash amortization of the debt discount for the quarter ended April 3, 2009, as well as the first put date for each of the Convertible Notes.

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
As of the date of issuance:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(107.3)	(36.7)	(149.3)

Net carrying amount	$152.7	$58.3	$334.7

As of December 31, 2007:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(47.6)	(28.5)	(132.3)

Net carrying amount	$212.4	$66.5	$351.7

As of December 31, 2008:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	199.1	95.0	484.0
Unamortized discount	(21.4)	(23.7)	(114.4)

Net carrying amount	$177.7	$71.3	$369.6

As of April 3, 2009:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	133.2	95.0	484.0
Unamortized discount	(11.6)	(22.4)	(109.6)

Net carrying amount	$121.6	$72.6	$374.4

Conversion price per share	$9.82	$7.00	$10.50

Common shares on which the aggregate consideration to be delivered is determined	13.6	13.6	46.1

For the year ended December 31, 2006:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$0.5
Non-cash amortization of discount	16.4	3.9	0.7

Total interest expense	$16.4	$5.7	$1.2

For the year ended December 31, 2007:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	17.9	4.3	16.4

Total interest expense	$17.9	$6.1	$29.1

For the year ended December 31, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	19.0	4.7	17.9

Total interest expense	$19.0	$6.5	$30.6

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
For the quarter ended March 28, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$0.4	$3.2
Non-cash amortization of discount	4.5	1.1	4.2

Total interest expense	$4.5	$1.5	$7.4

For the quarter ended April 3, 2009:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$0.4	$3.2
Non-cash amortization of discount	3.8	1.3	4.8

Total interest expense	$3.8	$1.7	$8.0

First put date	April 15, 2010	December 15, 2012	December 15, 2013

The consolidated statements of operations were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Year Ended December 31,			Quarter Ended March 28, 2008
	2006	2007	2008
Additional pre-tax non-cash interest expense	$(21.0)	$(38.6)	$(41.6)	$(9.8)
Retroactive decrease in net income and increase in accumulated deficit	$(21.0)	$(38.6)	$(41.6)	$(9.8)
Decrease to basic net income per share	$(0.07)	$(0.13)	$(0.11)	$(0.03)
Decrease to diluted net income per share	$(0.06)	$(0.13)	$(0.11)	$(0.03)

Adoption of SFAS No. 157-2, Effective Date of FASB Statement No. 157

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Inventory obtained in the purchase of a business is stated at fair value. Upon the acquisition of a company such as Catalyst and AMIS, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the quarter ended April 3, 2009 approximately $73.8 million of initial $87.4 million in the inventory step up for the Catalyst and AMIS acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $11.2 million in inventory at April 3, 2009. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, from 2003 throughout 2008, no incremental domestic deferred tax benefits were recognized. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Goodwill. We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. Our methodologies used for valuing goodwill have not changed.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets,” which amends SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The objectives of these disclosures are to provide users of financial statements with an understanding of:

•	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

•	the major categories of plan assets;

•	the inputs and valuation techniques used to measure the fair value of plan assets;

•	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assts for the period; and

•	significant concentrations of risk within plan assets

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting this new standard.

Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) which requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material effect on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We have concluded that FSP FAS 157-4 will not have an impact on our consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments, “ to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We have concluded that FSP FAS 107-1 and ABP 28-1 will not have a material impact on our consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At April 3, 2009, our long-term debt (including current maturities) totaled $930.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $666.5 million. We do have interest rate exposure with respect to the $264.4 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.3 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

One of our foreign exchange hedging agreements has a provision for termination if, at any time, the amount available under our revolving credit facility is less than $2.5 million.

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

Changes in Internal Controls Over Financial Reporting. On October 10, 2008 we acquired Catalyst. Catalyst operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Catalyst’s processes into our own systems and control environment. We currently expect to complete the incorporation of Catalyst’s operations into our systems and control environment in the second half of 2009.

During the first quarter of 2009, we completed the integration of AMIS’s operations into our systems and control environment. There have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 3, 2009 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters for our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York (“District Court”) as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district court judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. The proposed global settlement remains subject to preliminary and final approval by the District Court. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the proposed global settlement, our insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. While we can make no assurances or guarantees as to the outcome of these proceedings, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

On April 18, 2008, LSI Logic Corporation (“LSI”) and Agere Systems Inc. (“Agere”) (which was acquired by LSI in 2007) filed a new patent infringement action with the U.S. International Trade Commission (“ITC”) naming 18 semiconductor companies including us. LSI and Agere also filed a parallel patent infringement lawsuit against the same companies in the Federal District Court in the Eastern District of Texas (“Texas District Court”). LSI and Agere are seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patent relates to semiconductor wafer processing. We believe that we are already licensed to the asserted patent through pre-existing patent license agreements with LSI and Agere, and that these licenses cover all of our relevant wafer operations. LSI and Agere have agreed with our assertion that we are already licensed. As a result, on March 4, 2009, the parties executed a settlement agreement and subsequently filed motions to dismiss the actions in the ITC and the Texas District Court. The motion to dismiss the ITC action was granted on April 9, 2009, and the motion to dismiss the Texas District Court was granted with prejudice on March 11, 2009, bringing this matter to a close with no material adverse effect on our consolidated financial position, results of operations or cash flows.

Prior to the acquisition of AMIS by us on March 17, 2008, on July 19, 2007, AMIS was served with an amended complaint filed against its operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of Microsemi Corporation (“PowerDsine”), in the District Court related to AMIS’s recently announced power-over-Ethernet (“PoE”) Power Sourcing Equipment (“PSE”) application specific integrated circuit products custom-designed for Broadcom Corporation. The complaint alleged that AMIS breached the terms of a nondisclosure agreement between the parties and that AMIS interfered with a PowerDsine, Ltd. employment contract with a former employee who left PowerDsine and came to work for AMIS. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150 million. AMIS has denied PowerDsine’s claims and has filed counterclaims against PowerDsine and Microsemi for defamation. In December 2008, the District Court held on summary judgment that PowerDsine and Microsemi’s statements did not constitute defamation under California state law (where the statements by Microsemi were made). Also in December 2008, the parties participated in a mandatory mediation with a Magistrate Judge for the District Court, but arrived at no settlement. Discovery in the case is complete and the trial began in New York on February 2, 2009 and was scheduled to be completed by February 13, 2009. On February 10, 2009, the District Court judge suspended the trial until March 23, 2009 to allow for further mediation in an effort to resolve the dispute. On April 28, 2009, the parties executed a settlement agreement. On April 29, 2009, the parties filed a motion to dismiss this action in District Court, which was granted with prejudice on April 30, 2009, bringing this matter to a close with no material adverse effect on our consolidated financial position, results of operations or cash flows.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006 the court issued an order staying the case pending a re-examination proceeding filed by Synopsys, Inc. (“Synopsys”) before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis has filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue. The PTO granted all three petitions and consolidated all three re-examinations into one proceeding before a single examiner. In April 2008, the court lifted the stay despite the ongoing reexamination proceedings in the PTO which proceedings were subsequently completed in September 2008 and the PTO issued a final rejection of all claims in the asserted patent over prior art. Ricoh has filed a notice of appeal with PTO and had until February 24, 2009 to file its appeal brief. Additionally, in September 2008, the court granted defendants request to refile its summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. A hearing on defendants’ motion for summary judgment was scheduled for January 30, 2009 but was cancelled by the judge who instead told both parties that he would issue his order without holding a hearing. On March 6, 2009, the judge issued a ruling denying the motion for summary judgment without prejudice because of a factual dispute over a patent claim element. The judge has scheduled a further hearing on the disputed claim element for May 22, 2009. On April 3, 2009, the parties exchanged opening briefs on the disputed claim, and exchanged responsive briefs on April 24, 2009. If Synopsis obtains a favorable ruling on the claim construction issue, Synopsys plans to refile its motion for summary judgment. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations, financial condition or cash flows.

During the first quarter of 2009, we favorably settled two intellectual property matters for which we received combined proceeds of $17.3 million. The proceeds primarily related to our assertion of certain patents in our portfolio and the resulting settlement that included a license. Due to these settlements, we recorded approximately $14.8 million of proceeds received as a recovery of previously expensed research and development expenses and recognized the remaining gain of $2.5 million in restructuring, asset impairment and other, net.

Item 1A.	Risk Factors

The risk factors included in our Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) have not materially changed.

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below and in other parts of this Form 10-Q, our revenues and operating performance, poor economic conditions and markets (including the current credit and financial conditions), the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions (including the integration of AMIS and Catalyst), risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2008 Form 10-K and from time to time in our other Securities and Exchange Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2008 Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Employment Agreement, effective April 23, 2006, between Semiconductor Components Industries, LLC and Bill Hall (1)(2)

10.2	Amendment No. 1 to Employment Agreement with Bill Hall executed on April 23, 2008 (1)(2)

10.3	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (1)(2)

10.4	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (1)(2)

10.5	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (1)(2)

10.6	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (1)(2)

10.7	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (1)(2)

10.8	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (1)(2)

10.9	Amendment to Consulting Agreement by and between Semiconductor Components Industries, LLC and Phil Hester, dated as of April 22, 2009 (1)(2)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/S/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer

Exhibit No.	Description
10.1	Employment Agreement, effective April 23, 2006, between Semiconductor Components Industries, LLC and Bill Hall(1)(2)

10.2	Amendment No. 1 to Employment Agreement with Bill Hall executed on April 23, 2008(1)(2)

10.3	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers)(1)(2)

10.4	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009(1)(2)

10.5	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009(1)(2)

10.6	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009(1)(2)

10.7	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009(1)(2)

10.8	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009(1)(2)

10.9	Amendment to Consulting Agreement by and between Semiconductor Components Industries, LLC and Phil Hester, dated as of April 22, 2009(1)(2)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.