Form 10-Q
period 2009-10-02
ON SEMICONDUCTOR CORP
filed 2009-11-05
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 30, 2009:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	425,202,329

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	October 2, 2009	December 31, 2008
Assets
Cash and cash equivalents	$395.2	$458.7
Short-term investments	75.0	—
Receivables, net	264.7	188.8
Inventories, net	264.2	335.5
Other current assets	42.7	55.5
Deferred income taxes, net of allowances	15.7	12.0

Total current assets	1,057.5	1,050.5
Property, plant and equipment, net	715.3	770.8
Goodwill	162.4	160.2
Intangible assets, net	298.7	333.4
Other assets	40.7	44.6

Total assets	$2,274.6	$2,359.5

Liabilities and Equity
Accounts payable	$147.2	$178.2
Accrued expenses	135.1	138.4
Income taxes payable	6.7	4.1
Accrued interest	4.7	1.3
Deferred income on sales to distributors	101.6	114.1
Current portion of long-term debt	165.7	107.9

Total current liabilities	561.0	544.0
Long-term debt	729.9	901.9
Other long-term liabilities	47.5	48.1
Deferred income taxes, net of allowances	12.7	10.0

Total liabilities	1,351.1	1,504.0

Commitments and contingencies (See Note 11)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 471,767,028 and 457,542,365 shares issued, 425,101,255 and 411,675,289 shares outstanding, respectively)	4.7	4.6
Additional paid-in capital	2,899.3	2,810.7
Accumulated other comprehensive loss	(63.9)	(53.6)
Accumulated deficit	(1,572.4)	(1,565.4)
Less: treasury stock, at cost; 46,665,773 and 45,867,076 shares, respectively	(363.4)	(358.1)

Total ON Semiconductor Corporation stockholders’ equity	904.3	838.2
Minority interests in consolidated subsidiaries	19.2	17.3

Total equity	923.5	855.5

Total liabilities and equity	$2,274.6	$2,359.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Revenues	$472.9	$581.5	$1,271.8	$1,566.1
Cost of revenues	297.1	359.9	845.7	1,006.3

Gross profit	175.8	221.6	426.1	559.8

Gross margin %	37.2%	38.1%	33.5%	35.7%
Operating expenses:
Research and development	53.8	67.2	148.1	175.0
Selling and marketing	30.0	37.3	87.4	101.0
General and administrative	27.1	34.2	84.4	89.9
In-process research and development	—	—	—	17.7
Amortization of acquisition-related intangible assets	7.3	6.8	21.8	15.9
Restructuring, asset impairments and other, net	7.9	2.5	25.6	22.5

Total operating expenses	126.1	148.0	367.3	422.0

Operating income	49.7	73.6	58.8	137.8

Other income (expenses), net:
Interest expense	(15.8)	(20.3)	(49.2)	(59.4)
Interest income	0.1	1.7	0.7	5.5
Other	(1.5)	0.5	(4.2)	(0.2)
Loss on debt repurchase	—	—	(3.1)	—

Other income (expenses), net	(17.2)	(18.1)	(55.8)	(54.1)

Income before income taxes	32.5	55.5	3.0	83.7
Income tax (provision) benefit	(1.9)	(4.5)	(8.1)	11.5

Net income	30.6	51.0	(5.1)	95.2
Net (income) loss attributable to minority interests	(0.7)	(0.4)	(1.9)	0.6

Net income (loss) attributable to ON Semiconductor Corporation	$29.9	$50.6	$(7.0)	$95.8

Comprehensive income (loss):
Net (loss) income	$30.6	$51.0	$(5.1)	$95.2
Foreign currency translation adjustments	3.7	(27.6)	(10.5)	(28.7)
Amortization of prior service costs of defined benefit plan	—	0.2	0.1	0.5
Effects of cash flow hedge	—	—	0.1	(0.1)

Comprehensive (loss) income	34.3	23.6	(15.4)	66.9
Comprehensive (income) loss attributable to minority interest	(0.7)	(0.4)	(1.9)	0.6

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$33.6	$23.2	$(17.3)	$67.5

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.07	$0.13	$(0.02)	$0.26

Diluted	$0.07	$0.13	$(0.02)	$0.26

Weighted average common shares outstanding:
Basic	423.3	398.9	419.2	368.3

Diluted	439.1	404.8	419.2	372.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Cash flows from operating activities:
Net income	$30.6	$51.0	$(5.1)	$95.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.9	38.0	117.6	103.6
Gain on sale and disposal of fixed assets	(1.8)	(1.3)	(2.2)	(5.3)
Non-cash portion of loss on debt repurchase	—	—	0.7	—
Amortization of debt issuance costs and debt discount	0.7	1.0	2.4	3.0
Provision for excess inventories	4.1	5.0	15.7	10.7
Non-cash impairment charges	5.4	—	5.6	12.0
Non-cash write-off of in-process research and development	—	—	—	17.7
Non-cash stock compensation expense	13.5	11.4	42.3	26.4
Non-cash interest	8.3	10.6	26.6	30.8
Deferred income taxes	(1.1)	(2.5)	(0.9)	(9.6)
Other	(0.4)	0.4	(1.6)	0.7
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(9.8)	(23.5)	(74.1)	(23.8)
Inventories	(0.7)	10.2	53.6	47.7
Other assets	(2.0)	12.7	10.0	40.4
Accounts payable	—	8.0	(5.0)	(21.2)
Accrued expenses	(2.2)	(1.0)	(3.8)	(15.7)
Income taxes payable	0.1	4.4	2.6	3.0
Accrued interest	3.6	3.9	3.4	5.4
Deferred income on sales to distributors	(1.2)	6.7	(12.6)	6.5
Other long-term liabilities	1.6	(1.2)	(0.6)	(14.9)

Net cash provided by operating activities	87.6	133.8	174.6	312.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(9.3)	(30.0)	(46.3)	(74.9)
Funds deposited for purchases of property, plant and equipment	(1.8)	(0.5)	(1.7)	(0.4)
Proceeds from sales of property, plant and equipment	—	0.3	—	38.9
Purchase of held-to-maturity securities	(89.9)	—	(89.9)	—
Purchases of businesses, net of cash acquired	—	—	—	161.6
Proceeds from sale of held-to-maturity securities	14.9	—	14.9	—

Net cash provided by (used in) investing activities	(86.1)	(30.2)	(123.0)	125.2

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	1.5	5.3	3.7	15.2
Proceeds from debt issuance	11.7	19.5	18.7	63.6
Proceeds from exercise of stock options	9.9	1.1	13.9	2.1
Dividend to minority shareholder of consolidated subsidiary	—	—	—	(1.5)
Payment of capital lease obligation	(6.0)	(6.8)	(21.6)	(19.7)
Purchase of treasury stock	(4.1)	(1.0)	(5.0)	(1.7)
Repayment of long-term debt	(23.3)	(24.0)	(125.1)	(349.3)

Net cash used in financing activities	(10.3)	(5.9)	(115.4)	(291.3)

Effect of exchange rate changes on cash and cash equivalents	0.6	(1.0)	0.3	(3.2)

Net increase (decreases) in cash and cash equivalents	(8.2)	96.7	(63.5)	143.3
Cash and cash equivalents, beginning of period	403.4	321.2	458.7	274.6

Cash and cash equivalents, end of period	$395.2	$417.9	$395.2	$417.9

Supplementary disclosure of non-cash investing and financing activities
Common stock issuance for purchase of business	$—	$—	$—	$928.6
Common stock issuance for debt repurchase	$—	$—	$28.5	$—

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), is a global supplier of power, analog, digital signal processing, mixed-signal, advanced logic, data management semiconductors, memory and standard semiconductor components and is engaged in designing, manufacturing and marketing integrated circuits worldwide.

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

The accompanying unaudited financial statements as of October 2, 2009, and for the three months and nine months ended October 2, 2009 and September 26, 2008, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements (except for the effect of the adoption of SFAS No. 160 ( as defined herein) and FSP APB 14-1 (as defined herein) as described in Note 4: “New Accounting Pronouncements Adopted”), but does not include all disclosures required by accounting principles generally accepted in the United States of America. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Note 2: Liquidity

The Company’s long-term debt is due at various times ranging from 2009 to 2026 depending on the debt instrument (see Note 8: “Long-Term Debt”). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of October 2, 2009 and the Company expects to remain in compliance with these covenants over the next twelve months. The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in these financing agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

many of which may be beyond its control. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through the next twelve months. This expectation assumes the benefits of cost savings initiatives which are continuing. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; estimates of future payouts for customer incentives, warranties, and restructuring activities; assumptions surrounding future pension obligations and related trust returns; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets and goodwill impairment charges. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. If, due to current economic conditions, one or more of the financial institutions with which the Company maintains deposits fails, the Company’s cash and cash equivalents may be at risk. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear manageable risk.

Short-Term Investments

Short-term investments have an original maturity between three months and one year, and are classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost as it is the intent of the Company to hold these securities until maturity. Short-term investments classified as held-to-maturity as of October 2, 2009 were as follows (in millions):

	Carried at Amortized Cost	Accretion/ (Amortization)	Unrealized Gain/(Loss)	Fair Value
Short-term investments-held-to-maturity
Commercial Paper	$41.5	$—	$—	$41.5
Treasuries and agencies	33.5	—	—	33.5

	$75.0	$—	$—	$75.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Approximately 18% and 17% of the Company’s total revenues for the quarter and nine months ended October 2, 2009 are attributable to its various automotive customers. Certain of these automotive customers have been experiencing a downturn in their business. On May 28, 2009, Visteon Corporation (“Visteon”), one of the Company’s automotive customers, commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. Delphi Corporation (“Delphi”) and certain of Delphi’s U.S. subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code on October 5, 2005 and emerged from bankruptcy on October 6, 2009 pursuant to an approved plan of reorganization. During the quarter and nine months ended October 2, 2009, the Company’s revenues from Visteon and Delphi accounted for less than 2% of total revenues. The Company has no significant exposure to pre-petition accounts receivable.

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

Inventory obtained through the purchase of a business, such as the acquisition of AMIS and Catalyst, are stated at the lower of cost or market. These inventories are initially recorded using management estimates to determine the fair value of inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process from the historical cost of the acquired company to its expected sales value less variable costs to dispose. At each respective acquisition date, the total increase in inventory value related to recording it at fair value for the Catalyst acquisition, AMIS acquisition and acquisition of the voltage regulation and thermal monitoring products for its computing and applications business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”) were $9.6 million, $72.8 million and $3.1 million, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold. The Company has recognized in the statement of operations, as cost of revenues, inventory step up of approximately $2.4 million and $8.2 million for the quarter and nine months ended October 2, 2009, respectively, and approximately $15.3 million and $63.4 million for the quarter and nine months ended September 26, 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future.

The Company has determined that its product families, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill, because they are one level below the operating segments, they constitute individual businesses and the Company’s segment management controllers regularly review the operating results of each product family. As of each acquisition date, all goodwill was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. The Company determined the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the cost of the goodwill from each of the above acquisition transactions to the carrying value as of October 2, 2009 and December 31, 2008 for each reporting unit that contains goodwill, is as follows, in millions:

			October 2, 2009
					Cumulative
Acquisition	Operating Segment	Reporting Unit	Original Cost	Accumulated Amortization	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Goodwill Impairment Charge	Carrying Value
Cherry acquisition:
		Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$—	$—	$17.6
		Computing & Consumer Products:
		Power Switching	1.4	(0.3)	—	—	(1.1)	—
		Signal & Interface	29.1	(5.6)	—	—	—	23.5
		AC-DC Conversion	36.2	(7.0)	—	—	(29.2)	—
		Low Voltage	7.2	(1.3)	—	—	(5.9)	—

ADI PTC business acquisition:
		Computing & Consumer Products:
		Power Switching	91.3	—	0.7	—	(92.0)	—

Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	—	—	3.8

AMIS acquisition:
		Digital & Mixed—signal Product Group:
		Industrial	258.5	—	(2.1)	(17.7)	(214.7)	24.0
		Foundry	158.4	—	(1.3)	(10.9)	(131.4)	14.8
		Medical	85.4	—	(0.2)	(5.5)	(59.9)	19.8
		Integrated Sensor Products	11.0	—	—	(0.7)	(10.3)	—
		Military/Aerospace	45.9	—	(0.1)	(1.0)	—	44.8

Catalyst acquisition:
		Standard Products:
		Memory Products	11.2	—	2.9	—	—	14.1

			$761.2	$(18.4)	$(0.1)	$(35.8)	$(544.5)	$162.4

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

Intangible Assets

Intangible assets consist of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks and acquired software resulting from the purchase of (i) LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, (ii) ADI’s PTC Business, (iii) AMIS, and (iv) Catalyst (see Note 5: “Acquisitions” for further discussion). These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 2 to 18 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible assets, net were as follows as of October 2, 2009 and December 31, 2008 (in millions):

	October 2, 2009
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(4.3)	$—	$9.6	5-12
Assembled workforce	6.7	(4.4)	—	2.3	5
Customer relationships	241.3	(28.8)	(27.2)	185.3	5-18
Non-compete agreements	0.5	(0.2)	—	0.3	1-3
Patents	16.7	(2.5)	—	14.2	12
Developed technology	87.1	(10.8)	—	76.3	5-12
Trademarks	11.0	(0.8)	—	10.2	15
Acquired software	1.0	(0.5)	—	0.5	2

Total intangibles	$378.2	$(52.3)	$(27.2)	$298.7

	December 31, 2008
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(3.4)	$—	$10.5	5-12
Assembled workforce	6.7	(3.5)	—	3.2	5
Customer relationships	241.3	(14.7)	(16.0)	210.6	5-18
Non-compete agreements	0.5	(0.1)	—	0.4	1-3
Patents	16.7	(1.4)	—	15.3	12
Developed technology	87.1	(5.2)	—	81.9	5-12
Trademarks	11.0	(0.4)	—	10.6	15
Acquired software	1.0	(0.1)		0.9	2

Total intangibles	$378.2	$(28.8)	$(16.0)	$333.4

Amortization expense for intangible assets amounted to $7.9 million and $23.5 million for the quarter and nine months ended October 2, 2009, respectively of which $0.6 million and $1.7 million was included in cost of revenues; and $7.4 million and $17.7 million for the quarter and nine months ended September 26, 2008, respectively of which $0.6 million and $1.8 million was included in cost of revenues. Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Software	Total
Remainder of 2009	$0.4	$0.4	$4.8	$0.1	$0.3	$1.9	$0.2	$0.1	$8.2
2010	1.7	1.3	19.0	0.2	1.4	7.7	0.8	0.4	32.5
2011	1.7	0.6	19.0		1.4	7.7	0.8		31.2
2012	1.7		19.0	—	1.4	7.7	0.8		30.6
2013	1.7	—	19.0	—	1.4	7.7	0.8		30.6
Thereafter	2.4	—	104.5	—	8.3	43.6	6.8		165.6

Total estimated amortization expense	$9.6	$2.3	$185.3	$0.3	$14.2	$76.3	$10.2	$0.5	$298.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 8: “Long-Term Debt”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Unamortized debt issuance costs totaled $11.0 million and $14.1 million at October 2, 2009 and December 31, 2008, respectively.

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

Share-Based Payments

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of October 2, 2009, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions (see Note 10: “Employee Stock Benefit Plans” for further discussion).

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life. The weighted average discount rate used to determine the liability as of October 2, 2009 was 2.4%. The Company’s AROs consist primarily of estimated decontamination costs associated with manufacturing equipment and buildings.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimated.

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Accounting Standards Codification (“ASC”) 825 Financial Instruments (“ASC 825”) permits companies to choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings. The Company elected not to measure certain financial instruments and certain other items within the scope of ASC 825 at fair value.

Note 4: New Accounting Pronouncements Adopted

Adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is included in ASC 810 Consolidation and establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. This statement clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS No. 160, now included in ASC 810, on January 1, 2009, and as a result the prior period consolidated balance sheets and statements of operations were retroactively modified to comply with its requirements (See also Note 9: “Equity” for further discussion).

Adoption of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

As of January 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is included in ASC 470 Debt and is effective for our $99.4 million aggregate principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024, our $95.0 million aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 and our $484.0 million aggregate principal amount of 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, the “Convertible Notes”). It requires retrospective application for all periods presented and requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The liability component was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the issuance of the Convertible Notes for similar debt instruments without the conversion feature. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability as of the date of the issuance of the Convertible Notes. It also requires an accretion of the debt discount resulting from the allocation of a portion of the proceeds to equity over the expected life of the Convertible Notes, which is the first put date. The equity component, liability component and net carrying value for each of the Convertible Notes as of the date of issuance, as of December 31, 2008 and as of October 2, 2009 are set forth in the table below. Also included in the table for each of the Convertible Notes are the effective

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

interest rates on the liability component, interest expense resulting from contractual interest coupons and interest expense resulting from non-cash amortization of the debt discount for the quarter and nine months ended October 2, 2009, as well as the first put date for each of the Convertible Notes.

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
As of the date of issuance:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(107.3)	(36.7)	(149.3)

Net carrying amount	$152.7	$58.3	$334.7

As of December 31, 2007:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(47.6)	(28.5)	(132.3)

Net carrying amount	$212.4	$66.5	$351.7

As of December 31, 2008:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	199.1	95.0	484.0
Unamortized discount	(21.4)	(23.7)	(114.4)

Net carrying amount	$177.7	$71.3	$369.6

As of October 2, 2009:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	99.4	95.0	484.0
Unamortized discount	(4.6)	(19.9)	(99.9)

Net carrying amount	$94.8	$75.1	$384.1

Conversion price per share	$9.82	$7.00	$10.50

Common shares on which the aggregate consideration to be delivered is determined	10.1	13.6	46.1

For the year ended December 31, 2006:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$0.5
Non-cash amortization of discount	16.4	3.9	0.7

Total interest expense	$16.4	$5.7	$1.2

For the year ended December 31, 2007:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	17.9	4.3	16.4

Total interest expense	$17.9	$6.1	$29.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
For the year ended December 31, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	19.0	4.7	17.9

Total interest expense	$19.0	$6.5	$30.6

For quarter ended September 26, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$0.4	$3.2
Non-cash amortization of discount	4.9	1.2	4.5

Total interest expense	$4.9	$1.6	$7.7

For quarter ended October 2, 2009:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$0.4	$3.2
Non-cash amortization of discount	2.1	1.3	4.9

Total interest expense	$2.1	$1.7	$8.1

For nine months ended September 26, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.2	$9.6
Non-cash amortization of discount	14.3	3.5	13.0

Total interest expense	$14.3	$4.7	$22.6

For nine months ended October 2, 2009:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.2	$9.6
Non-cash amortization of discount	8.1	3.9	14.6

Total interest expense	$8.1	$5.1	$24.2

First put date	April 15, 2010	December 15, 2012	December 15, 2013

The consolidated statements of operations were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Year Ended December 31,			Quarter Ended	Nine Months Ended
				September 26, 2008	September 26, 2008
	2006	2007	2008
Additional pre-tax non-cash interest expense	$(21.0)	$(38.6)	$(41.6)	$(10.6)	$(30.8)
Retroactive decrease in net income and increase in accumulated deficit	$(21.0)	$(38.6)	$(41.6)	$(10.6)	$(30.8)
Decrease to basic net income per share	$(0.07)	$(0.13)	$(0.11)	$(0.03)	$(0.08)
Decrease to diluted net income per share	$(0.06)	$(0.13)	$(0.11)	$(0.03)	$(0.08)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Although the Company’s adoption of this standard had a material effect on the Company’s consolidated statement of operations, it did not have a material impact on the Company’s liquidity due to the non-cash nature of these adjustments.

Adoption SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”), which is included in ASC 815 Derivatives and Hedging (“ASC 815”). It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Adoption of FASB issued FSP FAS 157-4 , “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. It is included in ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. It is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this pronouncement during the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

Adoption SFAS No. 157-2, “Effective Date of FASB Statement No. 157”

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis (SFAS No. 157 is included in ASC 820 Fair Value Measurement and Disclosure). Effective January 1, 2009, the Company adopted this standard with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by this standard to these fair value measurements did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Adoption of FSP FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”

In April of 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”), included in ASC 825 Financial Instruments and ASC 270 Interim Reporting. Effective July 3, 2009, the Company adopted this standard with respect to required disclosures about fair value of financial instruments for interim reporting periods of publicly traded

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

companies as well as in annual financial statements. The application of the disclosure requirements established by this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 13: “Fair Value of Financial Instruments” for the disclosures required by this standard.

Adoption of SFAS No. 165, “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in ASC 855 Subsequent Events, which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, it requires an entity to disclose the date through which subsequent events have been evaluated and is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company’s adoption of the standard during the quarter ended July 3, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 15: “Subsequent Events” for the disclosures required by the standard.

Adoption of SFAS No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162”

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162” (“SFAS No. 168”). It is included in ASC 105 Generally Accepted Accounting Principles (“ASC 105”) and establishes the FASB Accounting Standards Codification TM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company’s adoption of this pronouncement during the quarter ended October 2, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The warrants that were issued by the Company in exchange for Catalyst warrants to purchase approximately 53,000 shares of the Company’s common stock at an exercise price of $6.55 per share held by Sutter Securities. These warrants were exercised prior to their expiration on July 31, 2009. Pursuant to the terms of the warrants, upon the completion of the merger the warrants were converted into warrants to purchase the number of shares of the Company’s common stock that would have been deliverable to the holder had such warrants been exercised immediately prior to the merger.

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

Of the $38.6 million of acquired intangible assets, $9.4 million was assigned to in-process research and development (“IPRD”) assets that were written off at the date of the acquisition. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 15% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

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

Of the total purchase price paid of $120.1 million, approximately $11.2 million has been allocated to goodwill. Subsequent to the acquisition of Catalyst, the Company has made certain adjustments to goodwill to finalize the purchase price allocation to assets and liabilities acquired, and as of October 2, 2009 the balance of goodwill was $14.1 million. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. These experienced engineers have provided and the Company expects that they will provide in the future the capability of developing and integrating advanced technology into next generation products.

Goodwill will not be amortized but instead will be tested for impairment at least annually (and more frequently if certain indicators are present). In the event that management determines that the value of goodwill

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The allocation of the purchase price includes $1.0 million of accrued expenses for estimated costs to exit certain activities of Catalyst, which were for employee separation costs. The $1.0 million of employee separation costs includes $1.0 million to involuntarily terminate 3 employees performing overlapping or duplicative functions throughout Catalyst. From the acquisition date through quarter ended October 2, 2009, the Company recorded usage of $1.3 million, to release the employee separation costs accrual. Additionally, the Company recorded adjustments of $0.6 million, to increase the employee separation costs accrual.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of Catalyst from the date of acquisition through October 2, 2009:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through October 2, 2009	$1.0	$0.6	$(1.3)	$0.3

The following unaudited pro forma consolidated results of operations for the quarter and nine months ended October 2, 2009 and September 26, 2008, respectively, have been prepared as if the acquisition of Catalyst had occurred at January 1, 2009 and January 1, 2008, respectively for each period (in millions, except per share data):

	Quarter Ended
	October 2, 2009	September 26, 2008
	(Actual)
Net revenues	$472.9	$599.3
Net income	$29.9	$50.7
Net income per common share—Basic	$0.07	$0.12
Net income per common share—Diluted	$0.07	$0.12

	Nine Months Ended
	October 2, 2009	September 26, 2008
	(Actual)
Net revenues	$1,271.8	$1,624.5
Net income (loss)	$(7.0)	$95.2
Net income (loss) per common share—Basic	$(0.02)	$0.25
Net income (loss) per common share—Diluted	$(0.02)	$0.25

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Of the $305.5 million of acquired intangible assets, $17.7 million was assigned to IPRD assets that were written off at the date of the acquisition. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 12% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

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

Of the total purchase price paid of $939.7 million, approximately $559.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). As a result of impairment charges and other adjustments recognized by the Company subsequent to the acquisition of AMIS, the Company had $103.4 million of goodwill related to the acquisition of AMIS as of October 2, 2009. In the event that management determines that the remaining value of goodwill has become impaired, the Company will incur an additional accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The original $559.2 million of goodwill was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.

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

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from the date of acquisition through October 2, 2009:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through October 2, 2009	$13.2	$(4.2)	$(8.1)	$0.9

Estimated costs to exit:
Acquisition date through October 2, 2009	$14.4	$4.1	$(6.8)	$11.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following unaudited pro forma consolidated results of operations for the quarter and nine months ended October 2, 2009 and September 26, 2008 have been prepared as if the acquisition of AMIS had occurred at January 1, 2009 and January 1, 2008, respectively for each period (in millions, except per share data):

	Quarter Ended
	October 2, 2009	September 26, 2008
	(Actual)	(Actual)
Net revenues	$472.9	$581.5
Net income	$29.9	$50.6
Net income per common share—Basic	$0.07	$0.13
Net income per common share—Diluted	$0.07	$0.12

	Nine Months Ended
	October 2, 2009	September 26, 2008
	(Actual)
Net revenues	$1,271.8	$1,674.7
Net income (loss)	$(7.0)	$105.0
Net income (loss) per common share—Basic	$(0.02)	$0.27
Net income (loss) per common share—Diluted	$(0.02)	$0.25

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restructuring

Restructuring Activities Related to the 2009 Design Centers Closures

During the third quarter of 2009, the Company announced plans to consolidate into fewer product development centers for cost savings purposes by closing its Hong Kong and Bulgaria design centers. A total of 47 employees were notified during the third quarter of 2009 that their positions with the Company were being terminated. During the quarter ended October 2, 2009, the Company recorded employee separation charges of $1.0 million and $0.3 million in exit costs related to this activity. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and nine months ended October 2, 2009. All terminations and related payments associated with these plans are expected to be completed by the end of the first quarter of 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 2, 2009	$—	$1.0	$—	$—	$1.0

Exit Costs:
Nine Months Ended October 2, 2009	$—	$0.3	$—	$—	$0.3

Restructuring Activities Related to the 2009 Belgium Workforce Reduction

Cumulative charges of $3.9 million, net of adjustments, have been recognized through October 2, 2009, related to the second quarter 2009 announced plans to reduce the number of employees performing general and administrative functions at our wafer fabrication facility for cost savings purposes. A total of 21 employees were notified during the second quarter of 2009 that their positions with the Company were being terminated, of which all had exited as of October 2, 2009. All terminations and related payments associated with this plan had been completed by the end of the third quarter of 2009.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 2, 2009	$—	$3.9	$(3.9)	$—	$—

Restructuring Activities Related to the 2009 Global Workforce Reduction

Cumulative employee separation charges of $12.3 million, net of adjustments, have been recognized through October 2, 2009, related to the first quarter of 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during the first nine months of 2009, of which 566 of these individuals have been terminated. During the quarter and nine months ending October 2, 2009, the Company recorded employee separation charges of approximately $0.4 million and $12.3 million, respectively related to this activity. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and nine months ended October 2, 2009. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of 2010, with substantially all related termination benefits paid out by the end of the fourth quarter of 2010.

Cumulative exit costs of $0.4 million have been recognized through October 2, 2009, related to charges incurred to terminate certain lease and purchase agreements in connection with the Company’s 2009 global

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

workforce reduction program. During the nine months ended October 2, 2009, the Company recognized a $0.4 million charge on the statement of operations relating to this activity. All payments related to these exit activities had been completed by the end of the fourth quarter of 2009.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 2, 2009	$—	$12.3	$(11.4)	$—	$0.9

Exit Costs:
Nine Months Ended October 2, 2009	$—	$0.4	$(0.3)	$—	$0.1

Restructuring Activities Related to the 2008 Announced Shutdown of Piestany Manufacturing Facility

In May 2008, the Company made plans to consolidate manufacturing efforts with the closure of manufacturing facilities in Piestany, Slovakia. The wafer manufacturing that takes place at this facility will be migrated from smaller low volume silicon wafers to larger more advanced production lines. At the end of the third quarter of 2008, the Company notified approximately 430 employees that their positions with the Company would be terminated, and as of the end of the third quarter of 2009, approximately 400 of these individuals have been terminated. Employee separation charges of ($0.2) million and $1.7 million, net of adjustments, for the quarter and nine months ended October 2, 2009, respectively, have been included in restructuring, asset impairment and other, net on the consolidated statement of operations related to these terminations. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of 2009, with the related termination benefits paid out by the end of the fourth quarter of 2009.

Exit costs of $0.7 and $1.3 million have been recognized during the quarter and nine months ended October 2, 2009, related to charges incurred for the clean-up associated with the shut down of the wafer fabrication facility. All payments related to these exit costs are expected to be completed by the end of the fourth quarter of 2009.

Cumulative charges of $12.6 million, net of adjustments, have been recognized through October 2, 2009, related to the 2008 plan to shut down the Piestany Manufacturing Facility, which includes the ($0.2) million and $1.7 million of employee separation charges and the $0.7 million and $1.3 million of exit costs, net of adjustments, for the quarter and nine months ended October 2, 2009, respectively.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 2, 2009	$1.8	$2.0	$(3.3)	$(0.3)	$0.2

Exit costs:
Nine Months Ended October 2, 2009	$0.1	$1.3	$(1.1)	$—	$0.3

Restructuring Activities Related to the 2008 Acquisition of AMIS

Cumulative charges of $11.4 million have been recognized through October 2, 2009, related to the restructuring activities associated with the acquisition of AMIS. In March 2008, the Company acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes (see Note 5: “Acquisitions” for further discussion). As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated to reflect terms applicable to the combined company.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Cumulative employee separation charges of $6.6 million have been recognized through October 2, 2009. These charges included $1.6 million for severance benefits of 80 individuals who were employees of the Company prior to the acquisition and $5.0 million for severance benefits of 24 individuals who were employees of AMIS prior to the acquisition. All 24 employees were or are required to render services until their termination date to receive these severance benefits. The termination benefits for the 24 AMIS employees were recognized ratably from the acquisition date to their termination date. All terminations and associated severance payments related to these activities were completed by the end of the first quarter of 2009.

Cumulative exit costs of $4.8 million have been recognized through October 2, 2009, related to charges incurred to terminate overlapping or duplicative software licenses under certain lease agreements with external suppliers in connection with the AMIS acquisition and for clean up associated with the shut down of a wafer fabrication facility. During the quarter and nine months ended October 2, 2009, the Company recognized charges of $0.3 million and $1.6 million, respectively, on the statement of operations relating to this activity. All payments related to these exit costs were paid by the end of the third quarter of 2009.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 2, 2009	$0.2	$—	$(0.2)	$—	$—

Exit costs:
Nine Months Ended October 2, 2009	$0.7	$1.6	$(2.3)	$—	$—

2007 Plan to Restructure Phoenix, Arizona Wafer Manufacturing

Cumulative charges of $2.8 million have been recognized through October 2, 2009, related to the 2007 plan to restructure Phoenix, Arizona wafer manufacturing. In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility will be transferred to the Company’s offshore lower-cost manufacturing facilities. All of the 85 manufacturing employees have been terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007, the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 67 positions. These measures were initiated for cost savings purposes. All payments related to these employee separation charges were paid by July 3, 2009.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 2, 2009	$0.3	$—	$(0.3)	$—	$—

Asset Impairment

In May 2008, the Company announced it’s intention to cease production at its Piestany, Slovakia manufacturing facilities resulting in an impairment charge of $7.9 million, which was recorded during the second quarter of 2008. The closure of the Piestany, Slovakia manufacturing facilities was completed during the quarter ended October 2, 2009. An additional impairment charge of $5.4 million was recorded during the quarter ended October 2, 2009 that resulted from the subsequent decline in the estimated fair value of the Piestany property.

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

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the quarter and nine months ended October 2, 2009, is as follows (in millions):

Quarter Ended October 2, 2009
Restructuring
Charges:
Cash employee separation charges	$1.4
Exit costs	1.3
Less: net adjustments to reserves	(0.2)

Asset Impairments
Charges	5.4

$7.9

Nine Months Ended October 2, 2009
Restructuring
Charges:
Cash employee separation charges	$19.2
Exit costs	3.6
Less: net adjustments to reserves	(0.3)

Asset Impairments
Charges	5.6

Other
Gain on settlement of lawsuit	(2.5)

$25.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Balance Sheet Information

	October 2, 2009	December 31, 2008
Receivables, net:
Accounts receivable	$276.6	$199.0
Less: Allowance for doubtful accounts	(11.9)	(10.2)

	$264.7	$188.8

Inventories, net:
Raw materials	$30.8	$32.6
Work in process	146.2	171.1
Finished goods	87.2	131.8

	$264.2	$335.5

Property, plant and equipment, net:
Land	$39.0	$40.2
Buildings	426.8	419.0
Machinery and equipment	1,428.9	1,415.8

Total property, plant and equipment	1,894.7	1,875.0
Less: Accumulated depreciation	(1,179.4)	(1,104.2)

	$715.3	$770.8

Accrued expenses:
Accrued payroll	$54.7	$52.7
Sales related reserves	35.6	33.3
Restructuring reserves	2.8	3.1
Acquisition related restructuring charges	12.9	15.6
Accrued pension liability	0.2	0.2
Other	28.9	33.5

	$135.1	$138.4

Accumulated other comprehensive loss:
Foreign currency translation adjustments	(63.6)	$(53.1)
Unrealized prior service cost of defined benefit pension plan	(0.2)	(0.3)
Prior service cost from pension legal plan amendment	(0.2)	(0.2)
Net unrealized gains and adjustments related to cash flow hedges	0.1	—

	$(63.9)	$(53.6)

The activity related to the Company’s warranty reserves for the nine months ended October 2, 2009 is as follows (in millions):

Balance as of December 31, 2008	$3.9
Provision	0.6
Usage	(0.7)

Balance as of October 2, 2009	$3.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity related to the Company’s warranty reserves for the nine months ended September 26, 2008 is as follows (in millions):

Balance as of December 31, 2007	$2.2
Provision	2.0
Reserves acquired from AMI	0.8
Usage	(0.5)

Balance as of September 26, 2008	$4.5

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an asset and the aggregate amount of all underfunded plans as a liability in its financial statements. As of October 2, 2009 and December 31, 2008, the total accrued pension liability for underfunded plans was $18.9 million and $16.1 million, respectively, of which the current portion of $0.2 million and $0.2 million, respectively, were classified as accrued expenses. As of October 2, 2009 and December 31, 2008, the total pension asset for overfunded plans was $8.4 million and $11.9 million, respectively. The components of the Company’s net periodic pension expense for the quarters and nine months ended October 2, 2009 and September 26, 2008 are as follows (in millions):

	Quarter Ended
	October 2, 2009	September 26, 2008
Service Cost	$0.8	$1.6
Interest cost	0.5	0.8
Expected return on plan assets	(0.3)	(0.9)
Amortization of prior service cost	0.1	0.1
Other (Gains)/Losses	0.6	—

Total net periodic pension cost	$1.7	$1.6

	Nine Months Ended
	October 2, 2009	September 26, 2008
Service Cost	$2.5	$3.9
Interest cost	1.5	2.0
Expected return on plan assets	(1.0)	(2.0)
Amortization of prior service cost	0.2	0.3
Other (Gains)/Losses	1.2	—

Total net periodic pension cost	$4.4	$4.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	October 2, 2009	December 31, 2008
Senior Bank Facilities:
Term Loan, interest payable monthly at 1.99625% and 2.2113%, respectively	$170.6	$171.9
Revolver	—	—

	170.6	171.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	94.8	177.7
1.875% Convertible Senior Subordinated Notes due 2025 (2)	75.1	71.3
2.625% Convertible Senior Subordinated Notes due 2026 (3)	384.1	369.6
2.25% Loan with Japanese bank due 2009 through 2010, interest payable semi-annually	3.7	7.9
Loan with Philippine banks due 2009 through 2012, interest payable quarterly at 1.5050% and 5.8188%, respectively	19.5	21.8
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 1.1300% and 2.9463%, respectively	10.9	12.1
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 1.5450% and 3.1713%, respectively	6.1	6.8
Loan with Philippine banks due 2009 through 2014, interest payable quarterly at 6.2375%	4.7	—
Loan with Chinese bank due 2009, interest payable quarterly at 1.49188% and 2.6975%, respectively	7.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 2.6975%	—	6.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 5.29188%	7.0	—
Short-term loan with Chinese bank due 2010, interest payable quarterly at 4.29188%	7.0	—
Loan with Chinese bank due 2009, interest payable semi-annually at 2.8600% and 5.4550%, respectively	8.1	11.3
Loan with Chinese bank due 2009, interest payable semi-annually at 5.175%	—	5.0
Loan with Chinese bank due 2009 through 2013, interest payable semi-annually at 2.3575% and 3.0913%, respectively	5.8	6.9
Loan with Belgian bank, interest payable daily at 2.7520%	—	25.0
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	—	5.5
1.875% Loan with Japanese bank due 2009 through 2013, interest payable semi-annually	3.0	3.3
Short-term loan with Japanese bank due 2009, interest payable monthly at 1.09% and 1.42%, respectively	1.7	1.7
Capital lease obligations	86.5	92.0

	895.6	1,009.8
Less: Current maturities	(165.7)	(107.9)

	$729.9	$901.9

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 shall be purchased by the Company at the option of the holders of the notes on April 15, 2010, or thereafter.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 shall be purchased by the Company at the option of the holders of the notes on December 15, 2012, or thereafter.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 shall be purchased by the Company at the option of the holders of the notes on December 15, 2013, or thereafter.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Annual maturities relating to the Company’s long-term debt as of October 2, 2009 are as follows (in millions):

		Actual Maturities
Remainder	2009	$26.2
	2010	148.8
	2011	36.8
	2012	113.6
	2013	563.1
	Thereafter	7.1

	Total	$895.6

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

June 2009 Chinese Loan

In June 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $7.0 million as of October 2, 2009, bears interest payable quarterly based on 3-month LIBOR plus 5.0% per annum. The full amount of the loan is due in June 2010.

July 2009 Chinese Loan

In July 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $7.0 million as of October 2, 2009, bears interest payable quarterly based on 3-month LIBOR plus 4.0% per annum. The full amount of the loan is due in July 2010.

July 2009 Philippine Loan

In July 2009, the Company’s Philippine subsidiary entered into a loan agreement with two Philippine banks to finance up to $14.0 million of the expansion of the Philippine manufacturing facility. The loan, which has scheduled draw downs in the next twelve months, bears interest payable quarterly based on 3-month LIBOR plus 5.75% per annum. As of October 2, 2009, approximately $4.7 million had been drawn down and was outstanding. Sixty percent of the loan will be repaid over nineteen equal quarterly principal installments, with the balance due in July 2014.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fourth Quarter 2009 Chinese Loan

In the fourth quarter of 2009, one of the Company’s Chinese subsidiaries entered into two short-term loan agreements for a total amount of $13.0 million with a Chinese bank to finance the purchase of raw materials. The loans bear interest payable quarterly based on 3-month LIBOR plus 2.5% per annum. The full amount of the loans are due in October 2010.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment. In June 2009, one of the Company’s European subsidiaries entered into a capital lease agreement with three banks to finance the land purchase and building construction for a research and development site. The capital lease obligation, which had a balance of $7.6 million as of October 2, 2009 (based on the euro-to-dollar exchange rate in effect at that date), bears interest at an approximate rate of 4.14%. The length of the financing is 10 years from the first quarterly lease payment due upon building occupancy which is expected to commence in February 2010.

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

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, the “Notes”). The Company’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS and Catalyst, (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc. as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidated financial information for the issuer of the Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of Oct 2, 2009
Cash and cash equivalents	$—	$192.5	$—	$202.7	$—	$395.2
Short Term Investments	$—	$—	$—	$75.0	$—	$75.0
Receivables, net	—	48.7	—	216.0	—	264.7
Inventories, net	—	35.3	—	236.2	(7.3)	264.2
Other current assets	—	4.6	—	38.1	—	42.7
Deferred income taxes	—	5.5	—	10.2	—	15.7

Total current assets	—	286.6	—	778.2	(7.3)	1,057.5
Property, plant and equipment, net	—	156.4	2.9	560.3	(4.3)	715.3
Deferred income taxes	—	—	—	—	—	—
Goodwill	—	201.6	37.2	261.7	(39.4)	461.1
Investments and other assets	1,463.0	1,141.7	44.7	18.8	(2,627.5)	40.7

Total assets	$1,463.0	$1,786.3	$84.8	$1,619.0	$(2,678.5)	$2,274.6

Accounts payable	$—	$26.0	$0.1	$121.1	$—	$147.2
Accrued expenses and other current liabilities	99.2	69.8	0.8	140.7	1.7	312.2
Deferred income on sales to distributors	—	25.5	—	76.1	—	101.6

Total current liabilities	99.2	121.3	0.9	337.9	1.7	561.0
Long-term debt	459.2	219.8	—	50.9	—	729.9
Other long-term liabilities	—	23.2	0.4	23.9	—	47.5
Deferred Income Taxes	—	6.3	—	6.4	—	12.7
Intercompany	0.3	(198.3)	(51.7)	44.2	205.5	—

Total liabilities	558.7	172.3	(50.4)	463.3	207.2	1,351.1
Total ON Semiconductor Corporation stockholders’ equity (deficit)	904.3	1,614.0	135.2	1,155.7	(2,904.9)	904.3
Minority interests in consolidated subsidiaries	—	—	—	—	19.2	19.2

Total stockholders’ equity	904.3	1,614.0	135.2	1,155.7	(2,885.7)	923.5

Total liabilities and stockholders’ equity	$1,463.0	$1,786.3	$84.8	$1,619.0	$(2,678.5)	$2,274.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2008
Cash and cash equivalents	$—	$213.4	$—	$245.3	$—	$458.7
Receivables, net	—	16.9	—	171.9	—	188.8
Inventories, net	—	25.8	—	303.7	6.0	335.5
Other current assets	—	7.9	—	47.6	—	55.5
Deferred income taxes	—	3.5	—	8.5	—	12.0

Total current assets	—	267.5	—	777.0	6.0	1,050.5
Property, plant and equipment, net	—	164.0	3.1	607.6	(3.9)	770.8
Deferred income taxes	—	1.8	—	(1.8)		—
Goodwill	—	22.5	37.0	434.1	—	493.6
Investments and other assets	1,457.7	1,262.2	40.3	2,298.2	(5,013.8)	44.6

Total assets	$1,457.7	$1,718.0	$80.4	$4,115.1	$(5,011.7)	$2,359.5

Accounts payable	$—	$20.0	$0.1	$158.1	$—	$178.2
Accrued expenses and other current liabilities	0.6	61.6	0.8	187.0	1.7	251.7
Deferred income on sales to distributors	—	28.7	—	85.4	—	114.1

Total current liabilities	0.6	110.3	0.9	430.5	1.7	544.0
Long-term debt	618.6	235.8	—	47.5	—	901.9
Other long-term liabilities	—	27.5	0.4	20.2	—	48.1
Deferred Income Taxes	—	5.3	—	4.7		10.0
Intercompany	0.3	(270.2)	(51.6)	116.0	205.5	—

Total liabilities	619.5	108.7	(50.3)	618.9	207.2	1,504.0
Total ON Semiconductor Corporation stockholders’ equity (deficit)	838.2	1,609.3	130.7	3,496.2	(5,236.2)	838.2
Minority interests in consolidated subsidiaries	—	—	—	—	17.3	17.3

Total stockholders’ equity	838.2	1,609.3	130.7	3,496.2	(5,218.9)	855.5

Total liabilities and stockholders’ equity	$1,457.7	$1,718.0	$80.4	$4,115.1	$(5,011.7)	$2,359.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended October 2, 2009
Revenues	$—	$148.2	$3.5	$612.5	$(291.3)	$472.9
Cost of revenues	—	107.7	0.5	453.1	(264.2)	297.1

Gross profit	—	40.5	3.0	159.4	(27.1)	175.8

Research and development	—	5.8	2.0	46.0	—	53.8
Selling and marketing	—	12.4	0.1	17.5	—	30.0
General and administrative	—	(0.4)	0.1	27.4	—	27.1
Amortization of acquisition related intangible assets	—	3.7	—	4.6	(1.0)	7.3
Restructuring, asset impairments and other, net	—	0.1	—	7.8	—	7.9

Total operating expenses	—	21.6	2.2	103.3	(1.0)	126.1

Operating income (loss)	—	18.9	0.8	56.1	(26.1)	49.7
Interest expense, net	(12.5)	(1.8)	—	(1.4)	—	(15.7)
Loss on debt prepayment	—	—	—	—	—	—
Other	—	0.9	—	(2.4)	—	(1.5)
Equity in earnings	42.4	41.8	1.5	—	(85.7)	—

Income (loss) before income taxes and minority interests	29.9	59.8	2.3	52.3	(111.8)	32.5
Income tax provision	—	(1.7)	—	(0.2)	—	(1.9)
Minority interests	—	—	—	—	(0.7)	(0.7)

Net income (loss)	$29.9	$58.1	$2.3	$52.1	$(112.5)	$29.9

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended September 26, 2008
Revenues	$—	$109.5	$4.0	$776.3	$(308.3)	$581.5
Cost of revenues	—	112.0	0.7	541.1	(293.9)	359.9

Gross profit	—	(2.5)	3.3	235.2	(14.4)	221.6

Research and development	—	5.1	2.5	68.0	(8.4)	67.2
Selling and marketing	—	13.0	0.4	25.9	(2.0)	37.3
General and administrative	—	(4.1)	0.2	37.1	1.0	34.2
Amortization of acquisition related intangible assets	—	0.4	—	6.4	—	6.8
Restructuring, asset impairments and other, net	—	—	—	2.5	—	2.5

Total operating expenses	—	14.4	3.1	139.9	(9.4)	148.0

Operating income (loss)	—	(16.9)	0.2	95.3	(5.0)	73.6
Interest expense, net	(16.9)	(0.1)	—	(3.3)	—	(20.3)
Other	—	(1.1)	—	3.3	—	2.2
Equity in earnings	65.8	77.3	0.8	1.5	(145.4)	—

Income (loss) before income taxes and minority interests	48.9	59.2	1.0	96.8	(150.4)	55.5
Income tax provision	—	(0.2)	—	(4.3)	—	(4.5)
Minority interests	—	—	—	—	(0.4)	(0.4)

Net income (loss)	$48.9	$59.0	$1.0	$92.5	$(150.8)	$50.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended October 2, 2009
Revenues	$—	$356.6	$8.9	$1,646.0	$(739.7)	$1,271.8
Cost of revenues	—	292.8	1.2	1,278.4	(726.7)	845.7

Gross profit	—	63.8	7.7	367.6	(13.0)	426.1

Research and development	—	35.4	6.3	106.5	(0.1)	148.1
Selling and marketing	—	34.2	0.7	52.5	—	87.4
General and administrative	—	(32.0)	0.4	73.6	42.4	84.4
Amortization of acquisition related intangible assets	—	8.5	—	15.2	(1.9)	21.8
Restructuring, asset impairments and other, net	—	2.6	—	23.0	—	25.6

Total operating expenses	—	48.7	7.4	270.8	40.4	367.3

Operating income (loss)	—	15.1	0.3	96.8	(53.4)	58.8
Interest expense, net	(39.6)	(4.2)	—	(4.8)	0.1	(48.5)
Other	—	0.1	—	(4.3)	—	(4.2)
Loss on dept prepayment	(3.1)	—	—	—	—	(3.1)
Equity in earnings	35.7	37.0	4.3	119.4	(196.4)	—

Income (loss) before income taxes, and minority interests	(7.0)	48.0	4.6	207.1	(249.7)	3.0
Income tax provision	—	0.6	—	(8.7)	—	(8.1)
Minority interests	—	—	—	—	(1.9)	(1.9)

Net income (loss)	$(7.0)	$48.6	$4.6	$198.4	$(251.6)	$(7.0)

Net cash provided by (used in) operating activities	$—	$(177.4)	$—	$352.0	$—	$174.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(8.9)	—	(37.4)	—	(46.3)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.7)	—	(1.7)
Purchases of held to maturity securities	—	—	—	(89.9)		(89.9)
Proceeds from sales of held to maturity securities	—	—	—	14.9	—	14.9
Net cash provided by (used in) investing activities	—	(8.9)	—	(114.1)	—	(123.0)

Cash flows from financing activities:
Intercompany loans	—	6.5	—	(6.5)	—	—
Intercompany loan repayments	—	230.0	—	(230.0)	—	—
Proceeds from debt issuance	—	—	—	18.7	—	18.7
Proceeds from issuance of common stock under the employee stock purchase plan	—	3.7	—	—	—	3.7
Proceeds from exercise of stock options and warrants	—	13.9	—	—	—	13.9
Repurchase of treasury stock	—	(5.0)	—	—	—	(5.0)
Payment of capital lease obligation	—	(16.9)	—	(4.7)	—	(21.6)
Repayment of long term debt	—	(66.8)	—	(58.3)	—	(125.1)

Net cash provided by (used in) financing activities	—	165.4	—	(280.8)	—	(115.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	—	(20.9)	—	(42.6)	—	(63.5)
Cash and cash equivalents, beginning of period	—	213.4	—	245.3	—	458.7

Cash and cash equivalents, end of period	$—	$192.5	$—	$202.7	$—	$395.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 26, 2008
Revenues	$—	$340.1	$11.0	$2,074.9	$(859.9)	$1,566.1
Cost of revenues	—	326.1	1.4	1,510.5	(831.7)	1,006.3

Gross profit	—	14.0	9.6	564.4	(28.2)	559.8

Research and development	—	18.2	7.7	168.9	(19.8)	175.0
Selling and marketing	—	38.0	1.2	66.4	(4.6)	101.0
General and administrative	—	(11.3)	0.6	98.7	1.9	89.9
In Process research and development	—	—	—	17.7	—	17.7
Amortization of acquisition related intangible assets	—	0.8	—	15.1	—	15.9
Restructuring, asset impairments and other, net	—	6.8	—	15.7	—	22.5

Total operating expenses	—	52.5	9.5	382.5	(22.5)	422.0

Operating income (loss)	—	(38.5)	0.1	181.9	(5.7)	137.8
Interest expense, net	(44.5)	(2.4)	—	(7.0)	—	(53.9)
Other	—	0.9	—	(1.1)	—	(0.2)
Loss on debt prepayment	—	—	—	—	—	—
Equity in earnings	140.3	170.6	(1.7)	0.1	(309.3)	—

Income (loss) before income taxes, and minority interests	95.8	130.6	(1.6)	173.9	(315.0)	83.7
Income tax provision	—	12.8	—	(1.3)	—	11.5
Minority interests	—	—	—	—	0.6	0.6

Net income (loss)	$95.8	$143.4	$(1.6)	$172.6	$(314.4)	$95.8

Net cash provided by operating activities	$—	$101.7	$0.2	$210.7	$—	$312.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(24.4)	(0.2)	(50.3)	—	(74.9)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(0.4)	—	(0.4)
Purchase of a business	—	(11.1)		172.7	—	161.6
Proceeds from sales of property, plant and equipment	—	38.6	—	0.3	—	38.9

Net cash used in investing activities	—	3.1	(0.2)	122.3	—	125.2

Cash flows from financing activities:
Intercompany loans	—	(591.5)	—	591.5	—	—
Intercompany loan repayments	—	589.7	—	(589.7)	—	—
Proceeds from debt issuance	—	—	—	63.6	—	63.6
Proceeds from issuance of common stock under the employee stock purchase plan	—	15.2	—	—	—	15.2
Proceeds from exercise of stock options	—	2.1	—	—	—	2.1
Repurchase of Treasury Stock	—	(1.7)	—	—	—	(1.7)
Dividends to minority shareholder of consolidated subsidiary	—	3.3	—	(4.8)	—	(1.5)
Equity injections from parent	—	—	3.3	—	—	3.3
Subsidiary declared dividend	—	—	(3.3)	—	—	(3.3)
Payment of capital lease obligation	—	(17.3)	—	(2.4)	—	(19.7)
Repayment of long term debt	—	(0.8)	—	(348.5)	—	(349.3)

Net cash provided by (used in) financing activities	—	(1.0)	—	(290.3)	—	(291.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.2)	—	(3.2)

Net increase (decrease) in cash and cash equivalents	—	103.8	—	39.5	—	143.3
Cash and cash equivalents, beginning of period	—	192.1	—	82.5	—	274.6

Cash and cash equivalents, end of period	$—	$295.9	$—	$122.0	$—	$417.9

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather SCI LLC, its primary operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

See also Note 11: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 9: Equity

Income per share calculations for the quarter and nine months ended October 2, 2009 and September 26, 2008, are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net income (loss) applicable to ON Semiconductor Corporation	$29.9	$50.6	$(7.0)	$95.8

Diluted net income (loss) applicable to ON Semiconductor Corporation	$29.9	$50.6	$(7.0)	$95.8

Basic weighted average common shares outstanding	423.3	398.9	419.2	368.3
Add: Incremental shares for:
Dilutive effect of stock compensation	14.9	5.9	—	4.5
1.875% convertible senior subordinated notes	0.9	—	—	—

Diluted weighted average common shares outstanding	439.1	404.8	419.2	372.8

Income (loss) per common share attributable to ON Semiconductor Corporation
Basic:	$0.07	$0.13	$(0.02)	$0.26

Diluted:	$0.07	$0.13	$(0.02)	$0.26

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the nine months ended October 2, 2009, the effects of stock option shares and restricted stock units were not included because the related impact would have been anti-dilutive as the Company generated a net loss. Common shares relating to employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive were also excluded from the diluted earnings per share calculation. The excluded option shares were 18.7 million and 15.0 million for the quarters ended October 2, 2009 and September 26, 2008, respectively and 27.9 million and 18.4 million for the nine months ended October 2, 2009 and September 26, 2008, respectively.

For the quarter and nine months ended September 26, 2008, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share. The excess of fair value over par value is convertible into stock. As of September 26, 2008, the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarters and nine months ended October 2, 2009 and September 26, 2008, the assumed conversion of the zero coupon convertible senior subordinated notes was also excluded in determining diluted net income

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

per share. The zero coupon convertible senior subordinated notes are convertible into cash up to the par value of $99.4 million and $260.0 million, based on a conversion price of $9.82 per share at October 2, 2009 and September 26, 2008, respectively. The excess of fair value over par value is convertible into stock. As of October 2, 2009 and September 26, 2008, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarters and nine months ended October 2, 2009 and September 26, 2008, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. As of October 2, 2009 and September 26, 2008, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of October 2, 2009 and September 26, 2008, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of October 2, 2009, but may be reissued or retired by the Company at a later date.

At December 31, 2008, the minority interest balance was $17.3 million. This balance increased to $19.2 million at October 2, 2009 due to the minority interest’s $0.7 million and $1.9 million share of the earnings for the quarter and nine months, respectively which has been reflected in the Company’s consolidated statement of operations for the quarter and nine months ended October 2, 2009.

At December 31, 2007, the minority interest balance was $18.5 million. This balance decreased to $16.4 million at September 26, 2008 due to a dividend payment to the minority interest of $1.5 million as well as the minority interest’s share of the income (loss) for the quarter and nine months of $(0.4) million and $0.6 million, respectively which has been reflected in the Company’s consolidated statement of operations for the nine months ended September 26, 2008.

Note 10: Employee Stock Benefit Plans

There was an aggregate of 23.8 million and 24.9 million shares of common stock available for grant under the Company’s stock option and restricted stock unit plans at October 2, 2009 and December 31, 2008, respectively.

Stock Options

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The volatility input is developed using implied volatility. The expected term of options represents the period of time that the options are expected to be outstanding. The expected term disclosed below is computed using the lattice model’s estimated fair value as an input to the Black-Scholes formula and solving for expected term. The risk-free rate is based on the average zero-coupon U.S. Treasury yields in effect for the month prior to the date of grant with the same period as the expected term. The weighted-average estimated fair value of stock options granted during the quarter and nine months ended October 2, 2009 was $3.27 per share. Additionally,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

during the quarter and nine months ended September 26, 2008 the weighted-average estimated fair value of stock options granted was $4.57 per share and $3.34 per share, respectively. The weighted-average assumptions associated with the stock options granted during the period are as follows:

	Quarter Ended
	October 2, 2009	September 26, 2008
Volatility	50.3%	53.6%
Risk-free interest rate	2.7%	2.9%
Expected term	5.3 years	5.2 years

	Nine Months Ended
	October 2, 2009	September 26, 2008
Volatility	58.8%	54.9%
Risk-free interest rate	2.4%	2.8%
Expected term	5.2 years	5.2 years

Pre-vesting forfeitures were estimated to be approximately 12% for both the quarter and nine months ended October 2, 2009 and 13% for the quarter and nine months ended September 26, 2008, based on historical experience.

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Nine Months Ended October 2, 2009
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2008	36.5	$7.38
Grants	0.3	6.34
Exercised	(3.2)	4.33
Cancellations	(3.3)	9.86

Outstanding at October 2, 2009	30.3	$7.41	5.8	$36.1

Exercisable at October 2, 2009	19.9	$7.47	4.7	$26.4

Additional information about stock options outstanding at October 2, 2009 with exercise prices less than or above $7.49 per share, the closing price of the Company’s common stock at October 2, 2009, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.49	12.2	$5.33	6.3	$5.95	18.5	$5.54
Above $7.49	7.7	$10.88	4.1	$9.37	11.8	$10.36

Total outstanding	19.9	$7.47	10.4	$7.30	30.3	$7.41

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of October 2, 2009, and changes during the nine months ended October 2, 2009 (number of shares in millions):

	Nine Months Ended October 2, 2009
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2008	4.9	$6.96
Granted	14.5	3.39
Released	(2.5)	5.62
Forfeited	(0.3)	5.86

Nonvested shares of restricted stock units at October 2, 2009	16.6	$4.05

During the nine months ended October 2, 2009, the Company granted 0.2 million shares in restricted stock awards with a weighted average grant date fair value of $3.34 per share to members of the Board of Directors. The awards vested and were issued immediately upon the effective date of the grant.

Employee Stock Purchase Plans

As of October 2, 2009, there were 6.7 million shares available for issuance under the 2000 Employee Stock Purchase Plan (“ESPP”). The Company continues to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the ESPP. The weighted-average fair value of shares issued under the ESPP during the quarters and nine months ended October 2, 2009 and September 26, 2008 were $1.94 per share and $2.60 per share, and $1.53 per share and $2.36 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Nine Months Ended
Employee Stock Purchase Plan	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.2%	1.9%	0.2%	2.1%
Volatility	62.0%	59.0%	96.0%	58.0%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units, restricted stock awards and employee stock purchase plan, recognized for the quarters and nine months ended October 2, 2009 and September 26, 2008 was comprised as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Cost of revenues	$3.5	$3.6	$10.6	$7.3
Research and development	2.7	2.0	8.2	4.2
Selling and marketing	2.1	2.0	6.9	4.2
General and administrative	5.2	3.8	16.6	10.7

Share-based compensation expense before income taxes	13.5	11.4	42.3	26.4
Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$13.5	$11.4	$42.3	$26.4

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related tax benefits are expected.

At October 2, 2009, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options and non-vested restricted stock units granted prior to that date was $21.2 million, which will be recognized through the third quarter of 2013, and $30.7 million, which will be recognized through the third quarter of 2012, respectively. The total intrinsic value of stock options exercised during the quarter and nine months ended October 2, 2009 was $6.0 million and $8.8 million, respectively. The Company recorded cash received from the exercise of stock options of $9.9 million and $13.9 million and cash from issuance of shares under the ESPP of $1.5 million and $3.7 million and recorded no related tax benefits during the quarter and nine months ended October 2, 2009, respectively. Upon option exercise, restricted stock units vesting, or completion of a purchase under the ESPP, the Company issues new shares of stock.

Note 11: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of October 2, 2009 (in millions):

Remainder of 2009	$6.3
2010	18.7
2011	15.1
2012	11.4
2013	8.2
Thereafter	16.9

Total (1)	$76.6

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under subleases.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’ former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’ former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of October 2, 2009 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flows.

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $4.6 million as of October 2, 2009. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of October 2, 2009. The Company also has outstanding guarantees and letters of credit outside of its revolving facility and the non-reusable commitment credit, with the Belgian bank, totaling $9.0 million as of October 2, 2009.

As part of securing financing in the normal course of business, the Company issued guarantees related to its capital lease obligations which totaled approximately $27.7 million as of October 2, 2009. In addition, SCI LLC, the Company’s primary domestic operating subsidiary, guarantees on an unsecured basis approximately $3.7 million of a loan by one of its Japanese subsidiaries. For its operating leases, the Company expects to make cash

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

payments and similarly incur expenses totaling $76.6 million as payments come due. The Company had not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. That order remains subject to appeal. There have been separate appeals filed objecting to the definition of the settlement class and fairness of the settlement. Additional appeals as to the fairness of the settlement may also be filed. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, the Company’s insurers are to pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants (current and former) who were previously dismissed

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon the Company’s current knowledge, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

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

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties (including Synopsys, Inc. (“Synopsys”), alleging infringement of a patent owned by Ricoh. AMIS promptly tendered the defense of this claim to Synopsys, and Synopsys agreed to assume the defense of the case on AMIS’ behalf to the extent that the Synopsys software that AMIS licensed from Synopsys is alleged to constitute the basis of Ricoh’s claim of infringement. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis has filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. The re-examination proceeding was completed in September 2008 and the PTO issued a final rejection of all claims in the asserted patent over prior art. Ricoh filed an appeal brief with the PTO, and the PTO filed its responsive answer brief. In August 2009, Ricoh filed a responsive reply brief with the PTO. It may take several months for the PTO Board of Appeals to schedule a hearing date on the re-examination. Additionally, in September 2008, the court granted defendants request to refile its summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. A hearing on defendants’ motion for summary judgment was scheduled for January 30, 2009 but was cancelled by the judge who instead told both parties that he would issue his order without holding a hearing. On March 6, 2009, the judge issued a ruling denying the motion for summary judgment without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009 the judge issued his ruling on the disputed claim element. Legal counsel for Synopsis has until November 13, 2009 to determine how it wishes to proceed in light of the latest ruling. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations, financial condition or cash flows.

Note 12: Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets,” which amends SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits” and is included in ASC 715—Compensation—Retirement Benefits (“ASC 715”). It

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The objectives of these disclosures are to provide users of financial statements with an understanding of:

•	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

•	the major categories of plan assets;

•	the inputs and valuation techniques used to measure the fair value of plan assets;

•	the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and

•	significant concentrations of risk with in plan assets.

The disclosures about plan assets required by this pronouncement shall be provided for fiscal years ending after December 15, 2009. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS No. 166”). It is included in ASC 860 Transfers and Servicing (“ASC 860”) and eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). It is included in ASC 810 Consolidation and eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The pronouncement is effective for the first annual reporting period that begins after November 15, 2009. The Company is currently assessing the potential impacts, if any, on our consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 13: Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2009 (in millions):

	Balance as of October 2, 2009	Quoted Prices in Active Markets (Level I)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$138.8	$138.8
Money market funds	47.0	47.0
Treasuries	209.4	209.4
Short-term investments
Commercial paper	41.5	41.5
Treasuries and Agencies	33.5	33.5

Total cash, cash equivalents and short-term investments	470.2	470.2
Other Current Assets:
Foreign currency exchange contracts	0.5	0.5

Total financial assets	$470.7	$470.7

Liabilities:
Foreign currency exchange contracts	$0.5	$0.5

The Company’s financial assets and liabilities are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of October 2, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations) at October 2, 2009 and December 31, 2008 are as follows (in millions):

	October 2, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion:
Level 1	$554.0	$708.5	$618.6	$506.4
Level 2	$170.6	$163.8	$171.9	$132.4
Level 3	$84.5	$77.4	$127.3	$78.3

The fair value for Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current market rates at October 2, 2009.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters and nine months ended October 2, 2009 and September 26, 2008 are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For quarter ended October 2, 2009:
Revenues from external customers	$108.3	$114.4	$97.0	$153.2	$472.9
Segment gross profit	$38.1	$41.1	$54.5	$49.5	$183.2
Segment operating income	$11.5	$13.4	$18.8	$29.5	$73.2

For quarter ended September 26, 2008:
Revenues from external customers	$136.1	$145.9	$139.7	$159.8	$581.5
Segment gross profit	$49.8	$61.6	$61.1	$57.8	$230.3
Segment operating income	$14.4	$24.9	$19.1	$37.4	$95.8

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For nine months ended October 2, 2009:
Revenues from external customers	$286.0	$294.7	$286.7	$404.4	$1,271.8
Segment gross profit	$85.6	$98.3	$154.6	$115.9	$454.4
Segment operating income	$8.0	$19.4	$50.8	$57.6	$135.8

For nine months ended September 26, 2008:
Revenues from external customers	$377.7	$408.9	$331.4	$448.1	$1,566.1
Segment gross profit	$135.1	$177.5	$113.5	$166.6	$592.7
Segment operating income	$44.0	$73.2	$22.5	$105.7	$245.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	October 2, 2009	September 26, 2008
Gross profit for reportable segments	$183.2	$230.3
Unallocated amounts:
Other unallocated manufacturing costs	(7.4)	(8.7)

Gross profit	$175.8	$221.6

Operating income for reportable segments	$73.2	$95.8
Unallocated amounts:
Restructuring and other charges	(7.9)	(2.5)
Other unallocated manufacturing costs	(7.4)	(8.7)
Other unallocated operating expenses	(8.2)	(11.0)

Operating income	$49.7	$73.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Gross profit for reportable segments	$454.4	$592.7
Unallocated amounts:
Other unallocated manufacturing costs	(28.3)	(32.9)

Gross profit	$426.1	$559.8

Operating income for reportable segments	$135.8	$245.4
Unallocated amounts:
Restructuring and other charges	(25.6)	(22.5)
Other unallocated manufacturing costs	(28.3)	(32.9)
Other unallocated operating expenses	(23.1)	(52.2)

Operating income	$58.8	$137.8

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

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	October 2, 2009	September 26, 2008
United States	$72.6	$110.2
The Other Americas	1.0	0.4
United Kingdom	78.7	59.0
Belgium	0.4	50.7
China	159.0	242.4
Singapore	108.8	44.5
The Other Asia/Pacific	52.4	74.3

	$472.9	$581.5

	Nine Months Ended
	October 2, 2009	September 26, 2008
United States	$270.5	$347.9
The Other Americas	3.1	1.6
United Kingdom	180.2	172.9
Belgium	29.1	118.7
China	405.2	612.0
Singapore	267.5	121.6
The Other Asia/Pacific	116.2	191.4

	$1,271.8	$1,566.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Property, plant and equipment, net by geographic location is summarized as follows (in millions):

	October 2, 2009	December 31, 2008
United States	$177.9	$195.7
China	101.6	117.5
Europe	151.1	160.8
Malaysia	110.6	109.9
The Other Asia/Pacific	99.1	106.3
Japan	72.1	77.4
The Other Americas	2.9	3.2

	$715.3	$770.8

For the quarter and nine months ended October 2, 2009, one of the Company’s customers accounted for 12% and 11% of the Company’s total revenues, respectively. For the quarter and nine months ended September 26, 2008, one of the Company’s customers accounted for 11% and 10% of the Company’s total revenues, respectively.

Note 15: Subsequent Events

The Company evaluated subsequent events through November 4, 2009, which is also the date these financial statements were issued, and determined that there were no additional material subsequent events to be disclosed. See Note 8: “Long-Term Debt” for discussion of debt entered into subsequent to quarter end.

On November 4, 2009, the Company announced that it had completed the acquisition of PulseCore Holdings (Cayman) Inc. (“PulseCore”) in an all cash transaction for approximately $17 million. PulseCore’s previous owners and other stakeholders also have the ability to receive additional proceeds through an earnout if PulseCore is able to meet certain revenue and gross margin objectives in 2010 and 2011. The acquisition of PulseCore expands the Company’s high gross margin clock and circuit protection offerings for the consumer, wireless and computing end-market customers. PulseCore’s capabilities in standard and custom high-speed and low power analog and mixed signal solutions for EMI (electromagnetic interference) reduction also enhance the Company’s overall EMI filtering and circuit protection portfolios. In addition, PulseCore’s history in India represents the Company’s first foray of design activity in that country.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 27, 2009, and our unaudited consolidated financial statements for the fiscal quarter and nine months ended October 2, 2009, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and our most recent Form 10-K.

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual revenue growth rate in our total addressable market of approximately negative 1.4% during 2009 through 2012. These are not our projections and may not be indicative of actual results.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 46,700 products and we shipped approximately 20.5 billion units in the first nine months of 2009 as compared to approximately 25.8 billion units in the first nine months of 2008. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

On November 4, 2009, we announced that we had completed the acquisition of PulseCore Holdings (Cayman) Inc. (“PulseCore”) in an all cash transaction for approximately $17 million. PulseCore’s previous owners and other stakeholders also have the ability to receive additional proceeds through an earnout if PulseCore is able to meet certain revenue and gross margin objectives in 2010 and 2011. The acquisition of PulseCore expands our high gross margin clock and circuit protection offerings for the consumer, wireless and computing end-market customers. PulseCore’s capabilities in standard and custom high-speed and low power analog and mixed signal solutions for EMI (electromagnetic interference) reduction also enhance our overall EMI filtering and circuit protection portfolios. In addition, PulseCore’s history in India represents our first foray of design activity in that country.

On March 17, 2008, we completed the purchase of AMIS Holdings, Inc., a Delaware corporation (“AMIS”), whereby AMIS became our wholly-owned subsidiary. We believe the combination has enhanced and will continue to enhance shareholder value by (1) accelerating our transformation from a discrete supplier to a key supplier with scale; (2) strengthening our end-market presence, facilitating our entry into new markets and deepening customer relationships; (3) obtaining significant scale and cash flow generation; and (4) achieving cost savings by leveraging our operational excellence and accelerating the ramp of activity in our Gresham, Oregon wafer fabrication facility (see Note 5: “Acquisitions” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion).

On October 10, 2008, we completed the purchase of Catalyst Semiconductor, Inc., a Delaware corporation (“Catalyst”) whereby Catalyst became our wholly-owned subsidiary. We believe the combination has enhanced and will continue to enhance shareholder value by (1) accelerating our higher margin analog products for the digital consumer market; (2) providing entry into the EEPROM business; (3) leveraging scale to drive growth in the business; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility (see Note 5: “Acquisitions” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion).

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

Memory Products

We have over 428 direct customers worldwide, and we also service approximately 255 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlett-Packard, Hella, Schneider, GE, Samsung, Continental Automotive Systems, Siemens, Honeywell, Apple, Dell, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, Bulgaria, Ireland and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand. In the first quarter of 2007, we announced the planned closing of one of our Arizona manufacturing facilities adjacent to our headquarters offices. During the second quarter of 2008, we began the process of closing our wafer fabrication facility in Piestany, Slovakia for cost savings purposes. The wafer manufacturing that takes place at these facilities is being transferred to our other off-shore, low-cost manufacturing facilities. On February 4, 2009, we announced plans to close our remaining Arizona manufacturing facility adjacent to our headquarters offices for cost savings purposes. The remaining unused property and buildings associated with our headquarters offices are currently being marketed for sale or lease. We will maintain our headquarters offices and any remaining manufacturing facilities on the portions of the property that are not for sale.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 241 new product families in 2008, of which 73 were generated from the acquisitions of AMIS and Catalyst, and 168 were generated from our existing business operations. During the nine months ended October 2, 2009, we introduced an additional 141 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

During the second quarter of 2008, we began the process of closing our wafer fabrication facility in Piestany, Slovakia which resulted in the elimination of approximately 430 positions. We expect full annual savings from this announcement to be approximately $12.0 million to $16.0 million annually which began in the second quarter of 2009 and is reflected in our outlook for the fourth quarter of 2009.

During the first quarter of 2009, in response to the economic downturn, we commenced certain actions to reduce overall spending levels. These actions include: a reduction in 2009 planned capital expenditures to approximately $75.0 million compared to normalized levels of between $130.0 million and $140.0 million; a temporary hiring freeze; the elimination of bonus payments during 2009; three weeks of unpaid time off for senior executives in both the first and second quarters of 2009; two weeks of unpaid time off or 4 day work week (based upon local legal requirements) for other employees in both the first and second quarters of 2009; no annual merit increases; and a reduction in worldwide personnel. During the second quarter of 2009 we announced a reduction, for cost savings purposes, of 21 employees in Belgium. In addition, during the third quarter of 2009, we announced, among other things, that employees were required to take one week of unpaid and one week of paid vacation in the third quarter of 2009 and two weeks of paid vacation will be required during the fourth quarter of 2009.

Our profitability enhancement programs will continue to focus on:

•	consolidating manufacturing sites to improve economies of scale;

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production form 4” and 6” to 8” wafers and smaller geometrics resulting in an increase to the number of die per wafer;

•	reducing the number of product platforms and process flows; and

•	focusing on production on profitable product families.

Macroeconomic Environment

While we have recognized efficiencies from implemented restructuring activities and continue to implement profitability enhancement programs to improve our cost structure, the United States and global economy is currently undergoing a period of slowdown and unprecedented volatility, and the future economic environment may continue to be less favorable for the foreseeable future. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. These macroeconomic factors have affected our customers and suppliers which in turn has affected our business, including sales, the collection of receivables, and results of operations. In particular, certain of our automotive customers have been experiencing downturns in their business due in large part to macroeconomic factors beyond their control and have commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. Our ability to collect receivables from these customers is dependent upon the resolution of the reorganization proceedings. The total amount of automotive customers collectively account for approximately 18% and 17% of our total revenues for the quarter and nine months ended October 2, 2009, respectively. Although we view many of these macroeconomic environment issues as temporary, our continuing outlook for the future of the automotive industry, in light of the indicators highlighted by the present environment, will ultimately affect our future emphasis on marketing to this industry, our future research and developments efforts into new product lines and our segments in general. For additional information regarding these certain automotive customers, see Note 3: “Significant Accounting Policies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion.

Outlook

Based upon current product booking trends, backlog levels and estimated turns levels, we anticipate that total revenues will be approximately $480.0 million to $495.0 million in the fourth quarter of 2009. Backlog levels at the beginning of the fourth quarter of 2009 were up from backlog levels at the beginning of the third quarter of 2009 and represent over 90% of our anticipated fourth quarter 2009 revenues. We expect that average selling prices for the fourth quarter 2009 will be down approximately 1% to 2% from the third quarter of 2009. We expect cash capital expenditures of approximately $25.0 million in the fourth quarter of 2009.

For the fourth quarter of 2009, we expect gross profit as a percentage of revenues to be approximately 38% to 39%. For the fourth quarter of 2009, we also expect total operating expenses of approximately $130.0 million to $135.0 million, which includes amortization of acquisition-related intangible assets, share based compensation expense, restructuring, asset impairment and other charges of approximately $25.0 million.

We anticipate that interest expense, net of interest income, and other expenses will be approximately $10.0 million to $11.0 million for the fourth quarter of 2009, which includes non-cash interest expense of approximately $8.0 million relating to our convertible senior subordinated notes. We expect the provision for income taxes to be approximately $5.0 million, with cash payments of income taxes to be approximately $2.0 million in the fourth quarter of 2009. We also expect share-based compensation expense of approximately $12.0 million to $13.0 million in the fourth quarter of 2009.

Results of Operations

Quarter Ended October 2, 2009 Compared to Quarter Ended September 26, 2008

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended October 2, 2009 and September 26, 2008. The amounts in the following table are in millions:

	Quarter Ended
	October 2, 2009	September 26, 2008	Dollar Change
Revenues	$472.9	$581.5	$(108.6)
Cost of revenues	297.1	359.9	(62.8)

Gross profit	175.8	221.6	(45.8)
Operating expenses:
Research and development	53.8	67.2	(13.4)
Selling and marketing	30.0	37.3	(7.3)
General and administrative	27.1	34.2	(7.1)
Amortization of acquisition-related intangible assets	7.3	6.8	0.5
Restructuring, asset impairments and other net	7.9	2.5	5.4

Total operating expenses	126.1	148.0	(21.9)

Operating income	49.7	73.6	(23.9)

Other income (expenses):
Interest expense	(15.8)	(20.3)	4.5
Interest income	0.1	1.7	(1.6)
Other	(1.5)	0.5	(2.0)

Other income (expenses), net	(17.2)	(18.1)	0.9

Income (loss) before income taxes and minority interests	32.5	55.5	(23.0)
Income tax provision	(1.9)	(4.5)	2.6

Net income (loss)	30.6	51.0	(20.4)
Net (income) loss attributable to minority interests	(0.7)	(0.4)	(0.3)

Net income (loss) attributable to ON Semiconductor Corporation	$29.9	$50.6	$(20.7)

Revenues

Revenues were $472.9 million and $581.5 million during the quarters ended October 2, 2009 and September 26, 2008, respectively. The decrease from the third quarter of 2008 to the third quarter of 2009 was primarily due to the drop in product volume and mix of 16% combined with a reduction in average selling prices of 5%, partially offset by an increase in revenues from our acquisition of Catalyst of $14.5 million or 3%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended October 2, 2009	As a % Revenue	Quarter Ended September 26, 2008	As a % Revenue (1)	Dollar Change	% Change
Automotive and Power Group	$108.3	23%	$136.1	23%	$(27.8)	-20%
Computing and Consumer Group	114.4	24%	145.9	25%	(31.5)	-22%
Digital and Mixed-signal Product Group	97.0	21%	139.7	24%	(42.7)	-31%
Standard Products Group	153.2	32%	159.8	27%	(6.6)	-4%

Total revenues	$472.9		$581.5		$(108.6)

(1)	Certain amounts may appear not to total correctly due to rounding of individual amounts.

Revenues from the automotive and power group decreased $27.8 million, or 20%, in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is attributed to decreases in revenues from automotive products from the former AMIS of 29%, low and medium voltage MOSFET of 20%, LDO and voltage regulators of 19%, analog automotive of 5% and power products of 1%.

Revenues from the computing and consumer products decreased $31.5 million, or 22%, in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is attributed to decreases in revenues from power switching products of 25%, low voltage power products of 30%, analog switch products of 40%, standard logic products of 20%, signal and interface products of 11%, DC to DC conversion products of 33% and AC to DC conversion products of 8%.

Revenues from the digital and mixed-signal product group decreased $42.7 million, or 31%, in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is attributed to decreases in revenues from military and aerospace products of 41%, industrial products of 32%, manufacturing service products of 58%, high frequency products of 27%, foundry products of 18%, integrated sensor products of 51% and communication and high voltage products of 72%, partially offset by increases in revenues from medical products of 7%.

Revenues from the standard products decreased $6.6 million, or 4%, in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is attributed to decreases in revenues from rectifier products of 17%, protection products of 16%, small signal products of 8%, zener products of 23%, bipolar power products of 24%, partially offset by increases in revenues from former Catalyst products, filter products of 28% and thyristor products 5%.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended October 2, 2009	As a % Revenue (1)	Quarter Ended September 26, 2008	As a % Revenue
Americas	$73.6	16%	$110.6	19%
Asia/Pacific	320.2	68%	361.2	62%
Europe	79.1	17%	109.7	19%

Total	$472.9	100%	$581.5	100%

(1)	Certain amounts may appear not to total correctly due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended October 2, 2009, we had one customer that accounted for 12% our total revenues. For the quarter ended September 26, 2008, one of our customers accounted for 11% of our total revenues.

Gross Profit

Our gross profit was $175.8 million in the third quarter of 2009 compared to $221.6 million in the third quarter of 2008. As a percentage of revenues, our gross profit was 37.2% in the third quarter of 2009 as compared to 38.1% in the third quarter of 2008. Gross profit as a percentage of revenue decreased during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to decreases in price and volume in the third quarter of 2009 as compared to the third quarter of 2008, partially offset by cost savings from profitability enhancement programs and a lower amount of expensing of the fair market value step up of inventory in the third quarter of 2009 as compared to the third quarter of 2008. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Quarter Ended October 2, 2009	As a % of Total Company Net Revenue	Quarter Ended September 26, 2008	As a % of Total Company Net Revenue	Dollar Change	% Change
Automotive & Power Group	$38.1	8.1%	$49.8	8.6%	$(11.7)	-23%
Computing and Consumer Products	41.1	8.7%	61.6	10.6%	(20.5)	-33%
Digital & Mixed-Signal Product Group	54.5	11.5%	61.1	10.5%	(6.6)	-11%
Standard Products	49.5	10.5%	57.8	9.9%	(8.3)	-14%

Gross profit by segment	183.2		230.3		$(47.1)
Unallocated
Manufacturing	(7.4)	-1.6%	(8.7)	-1.5%

Total gross profit	$175.8	37.2%	$221.6	38.1%

Gross profit from the automotive and power group decreased $11.7 million, or 23%, in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is attributed to decreases in gross profit from low and medium voltage MOSFET of 23%, automotive products of the former AMIS of 21%, LDO and voltage regulator products of 34%, analog automotive products of 20% and power products of 7%.

Gross profit from the computing and consumer products decreased $20.5 million, or 33%, in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is attributed to decreases in gross profit from power switch products of 53%, low voltage power products of 41%, analog switch products of 50%, signal and interface products of 24%, DC to DC conversion products of 39%, standard logic products of 18% and AC to DC conversion products of 5%.

Gross profit from the digital and mixed-signal products decreased $6.6 million, or 11%, in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is attributed to decreases in gross profit from industrial products of 29%, military and aerospace products of 21%, high frequency products of 28%, communication and high voltage products shifted from positive gross margin to negative gross margin and foundry products of 5%, partially offset by increases in gross margin from medical products of 31% and manufacturing services of 56%.

Gross profit from the standard products decreased $8.3 million, or 14%, in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is attributable to decreases in gross profit from rectifier products of 30%, protection products of 20%, zener products of 19%, small signal products of 7% and bipolar power products of 24%, filter products of 8%, partially offset by increases in gross margin for the former Catalyst products and thyristor products of 22%.

Operating Expenses

Research and development expenses were $53.8 million in the third quarter of 2009 compared to $67.2 million in the third quarter of 2008, representing a decrease of $13.4 million, or 19.9%. Research and development expenses represented 11.4% and 11.6% of revenues in the third quarter of 2009 and the third quarter of 2008, respectively. The decrease in research and development expenses was primarily attributed to a decrease in employee wages and salaries as a result of mandatory time off and other cost-savings plans including headcount reductions in response to the economic decline, partially offset by increased stock compensation expense.

Selling and marketing expenses were $30.0 million in the third quarter of 2009 compared to $37.3 million in the third quarter of 2008, representing a decrease of $7.3 million, or 19.6%. Selling and marketing expenses represented 6.3% and 6.4% of revenues in the third quarter of 2009 and the third quarter of 2008, respectively. The decrease in selling and marketing expense was primarily attributed to a reduction in sales commission expense due to the decrease in revenue combined with a decrease in employee wages and salaries as a result of the reductions in headcount.

General and administrative expenses were $27.1 million in the third quarter of 2009 compared to $34.2 million in the third quarter of 2008, representing a decrease of $7.1 million, or 20.8%. General and administrative expenses represented 5.7% and 5.9% of revenues in the third quarter of 2009 and the third quarter of 2008, respectively. The decrease in general and administrative expense was primarily attributed to a decrease in employee wages and salaries as a result of the mandatory time off and reductions in headcount, partially offset by increased stock compensation expense.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $7.9 million in the third quarter of 2009 compared to $2.5 million in the third quarter of 2008.

In May 2008, we announced our intention to cease production at our Piestany, Slovakia manufacturing facilities resulting in an impairment charge of $7.9 million, which was recorded during the second quarter of 2008. The closure of the Piestany, Slovakia manufacturing facilities was completed during the quarter ended October 2, 2009. An additional impairment charge of $5.4 million was recorded during the quarter ended October 2, 2009 that resulted from the subsequent decline in the estimated fair value of the Piestany property.

In August 2009, we announced plans to consolidate into fewer product development centers for cost savings purposes by closing our Hong Kong and Bulgaria design centers. During the quarter ended October 2, 2009, we recorded employee separation charges of $1.0 million dollars and $0.3 million dollars in exit costs related to this activity. These termination benefits are for approximately 47 individuals.

In January 2009, we announced a worldwide employee reduction program, for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the quarter ended October 2, 2009, we recorded employee separation charges of $0.4 million. These termination benefits are for approximately 14 individuals of which 10 have been terminated.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies in part, for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During the quarter ended October 2, 2009, we recorded exit costs of $0.3 million related to the 2008 acquisition of AMIS. The exit costs of $0.3 million were for charges incurred relative to the transfer of certain assets to other locations.

In May 2008, we announced the planned shutdown of manufacturing facilities in Piestany, Slovakia. During the quarter ended October 2, 2009, we recorded a ($0.2) million adjustment of termination benefits for approximately 430 employees which is being recognized ratably from the date of announcement to the employees’ actual termination dates. During the quarter ended October 2, 2009, we recorded exit costs of $0.7 million related to the planned shutdown of the Piestany, Slovakia manufacturing facility. The exit costs of $0.7 million were for charges incurred relative to the cancelation of certain contracts and other relevant costs.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies in part, for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During the quarter ended September 26, 2008, we recorded employee separation charges of $1.1 million and exit costs of $0.6 million related to the 2008 acquisition of AMIS. The employee separation charges of $1.1 million include $0.8 million for termination benefits for 24 AMIS employees. Additionally, we recorded $0.3 million for severance benefits for 3 employees who were our employees prior to acquisition. The exit costs of $0.6 million were for charges incurred to clean up and exit an AMIS fabrication facility.

In May 2008, we announced the planned shutdown of manufacturing facilities in Piestany, Slovakia. During the quarter ended September 26, 2008, we recorded $0.8 million of termination benefits for approximately 430 employees.

Operating Income

Information about operating income from our reportable segments for the quarter ended October 2, 2009 and September 26, 2008 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed-Signal Product Group	Standard Products Group	Total
For the quarter ended October 2, 2009:
Segment operating income	$11.5	$13.4	$18.8	$29.5	$73.2
For the quarter ended September 26, 2008:
Segment operating income	$14.4	$24.9	$19.1	$37.4	$95.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	October 2, 2009	September 26, 2008
Operating income for reportable segments	$73.2	$95.8
Unallocated amounts:
Restructuring asset impairments and other charges, net	(7.9)	(2.5)
Other unallocated manufacturing costs	(7.4)	(8.7)
Other unallocated operating expenses	(8.2)	(11.0)

Operating income	$49.7	$73.6

Interest Expense and Other

Interest expense decreased $4.5 million to $15.8 million in the third quarter of 2009 compared to $20.3 million in the third quarter of 2008. We recorded amortization of debt discount to interest expense of $8.3 million and $10.6 million for the quarters ended October 2, 2009 and September 26, 2008, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the third quarter of 2009 was $899.9 million with a weighted average interest rate of 7.0% compared to $1,052.0 million with a weighted average interest rate of 7.7% in the third quarter of 2008. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 11: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Provision for Income Taxes

Provision for income taxes was $1.9 million in the third quarter of 2009 compared to $4.5 million in the third quarter of 2008. The provision for the third quarter of 2009 included $1.6 million for income and withholding taxes of certain of our foreign operations and $0.3 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. The provision for the third quarter of 2008 included $3.8 million for income and withholding taxes of certain of our foreign operations and $0.7 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. Due to our domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic tax assets.

Nine Months Ended October 2, 2009 Compared to Nine Months Ended September 26, 2008

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended October 2, 2009 and September 26, 2008. The amounts in the following table are in millions:

	Nine Months Ended		Dollar Change
	October 2, 2009	September 26, 2008
Revenues	$1,271.8	$1,566.1	$(294.3)
Cost of revenues	845.7	1,006.3	(160.6)

Gross profit	426.1	559.8	(133.7)
Operating expenses:
Research and development	148.1	175.0	(26.9)
Selling and marketing	87.4	101.0	(13.6)
General and administrative	84.4	89.9	(5.5)
In-process research and development	—	17.7	(17.7)
Amortization of acquisition-related intangible assets	21.8	15.9	5.9
Restructuring, asset impairments and other net	25.6	22.5	3.1

Total operating expenses	367.3	422.0	(54.7)

Operating income	58.8	137.8	(79.0)

Other income (expenses):
Interest expense	(49.2)	(59.4)	10.2
Interest income	0.7	5.5	(4.8)
Other	(4.2)	(0.2)	(4.0)
Loss on debt repurchase	(3.1)	—	(3.1)

Other income (expenses), net	(55.8)	(54.1)	(1.7)

Income (loss) before income taxes and minority interests	3.0	83.7	(80.7)
Income tax (provision) benefit	(8.1)	11.5	(19.6)

Net income (loss)	(5.1)	95.2	(100.3)
Net (income) loss attributable to minority interests	(1.9)	0.6	(2.5)

Net income (loss) attributable to ON Semiconductor Corporation	$(7.0)	$95.8	$(102.8)

Revenues

Revenues were $1,271.8 million and $1,566.1 million during the nine months ended October 2, 2009 and September 26, 2008, respectively. The decrease from the first nine months of 2008 to the first nine months of 2009 was primarily due to the drop in product volume and mix of 15% combined with a reduction in average selling prices of 6%, partially offset by increases in revenues from our acquisition of Catalyst of $37.7 million, or 3%. The revenues by reportable segment were as follows (dollars in millions):

	Nine Months Ended October 2, 2009	As a % Revenue	Nine Months Ended September 26, 2008	As a % Revenue	Dollar Change	% Change
Automotive and Power Group	$286.0	22%	$377.7	24%	$(91.7)	-24%
Computing and Consumer Group	294.7	23%	408.9	26%	(114.2)	-28%
Digital and Mixed-Signal Product Group	286.7	23%	331.4	21%	(44.7)	-13%
Standard Products Group	404.4	32%	448.1	29%	(43.7)	-10%

Total revenues	$1,271.8		$1,566.1		$(294.3)

Revenues from automotive and power group decreased $91.7 million, or 24%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease is attributed to decreases in revenues from low and medium voltage MOSFET of 28%, automotive products from the former AMIS of 18%, LDO and voltage regulators of 26%, analog automotive products of 24% and power products of 9%.

Revenues from computing and consumer products decreased $114.2 million, or 28%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease is attributed to decreases in revenues from power switch products of 24%, standard logic products of 36%, low voltage power products of 31%, signal and interface products of 22%, analog switch products of 43%, AC to DC conversion products of 19% and DC to DC conversion products of 39%.

Revenues from digital and mixed-signal product group decreased $44.7 million, or 13%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease is attributed to decreases in revenues from manufacturing services products of 68%, industrial products of 16%, high frequency products of 22%, military and aerospace products of 13% and integrated sensor products of 40%, partially offset by increases in revenues from medical products of 60%, foundry products of 10% and communications and high voltage products of 6%.

Revenues from standard products decreased $43.7 million, or 10%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease is attributed to decreases in revenues from rectifier products of 24%, small signal products of 15%, zener products of 32%, bipolar power products of 30%, protection products of 12% and thyristor products of 12%, partially offset by increases in revenues from filter products of 40% and our acquisition of Catalyst.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Nine Months Ended October 2, 2009	As a % Revenue	Nine Months Ended September 26, 2008	As a % Revenue
Americas	$273.6	22%	$349.5	22%
Asia/Pacific	788.9	62%	925.0	59%
Europe	209.3	16%	291.6	19%

Total	$1,271.8	100%	$1,566.1	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the nine months ended October 2, 2009, we had one customer that accounted for 11% our total revenues. For the nine months ended September 26, 2008, one of our customers accounted for 10% of our total revenues.

Gross Profit

Our gross profit was $426.1 million in the first nine months of 2009 compared to $559.8 million in the first nine months of 2008. As a percentage of revenues, our gross profit was 33.5% in the first nine months of 2009 as compared to 35.7% in the first nine months of 2008. Gross profit as a percentage of revenue decreased during the first nine months of 2009 as compared to the first nine months of 2008 primarily due to decreases in price and the effects of lower volume in the first nine months of 2009 as compared to the first nine months of 2008, partially offset by cost savings from profitability enhancement programs and a lower amount of expensing of fair market value step up of inventory in the first nine months of 2009 as compared to the first nine months of 2008. The gross profit by reportable segment in each of these quarters were as follows (dollars in millions):

	Nine Months Ended October 2, 2009	As a % of Total Company Net Revenue	Nine Months Ended September 26, 2008	As a % of Total Company Net Revenue	Dollar Change	% Change
Automotive & Power Group	$85.6	6.7%	$135.1	8.6%	$(49.5)	-37%
Computing and Consumer Products	98.3	7.7%	177.5	11.3%	(79.2)	-45%
Digital & Mixed-Signal Product Group	154.6	12.2%	113.5	7.2%	41.1	36%
Standard Products	115.9	9.1%	166.6	10.6%	(50.7)	-30%

Gross profit by segment	454.4		592.7		$(138.3)
Unallocated Manufacturing	(28.3)	-2.2%	(32.9)	-2.1%

Total gross profit	$426.1	33.5%	$559.8	35.7%

Gross profit from automotive and power group decreased $49.5 million, or 37%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease is attributed to decreases in gross profit from low and medium voltage products of 48%, LDO and voltage regulator products of 42%, analog automotive products of 38%, automotive products from the former AMIS of 7% and power products of 25%.

Gross profit from computing and consumer products decreased $79.2 million, or 45%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease is attributed to decreases in gross profit from power switch products of 54%, low voltage power products of 46%, AC to DC conversion products of 35%, signal and interface products of 32%, standard logic products of 59%, analog switch products of 50% and DC to DC conversion products of 51%.

Gross profit from digital and mixed-signal products increased $41.1 million, or 36%, in the first nine months of 2009 as compared to the first nine months of 2008. The increase is attributed to increases in gross profit from medical products of 161%, military and aerospace products of 36%, foundry products of 55% and industrial products of 8% partially offset by decreases in gross profit from high frequency products of 19%, manufacturing services products of 13%, integrated sensor products of 16% and communication and high voltage products going from positive gross margin to negative gross margin.

Gross profit from standard products decreased $50.7 million, or 30%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease is attributed to decreases in gross profit from rectifier products of 46%, small signal products of 34%, protection products of 21%, zener products of 42%, bipolar power products of 47% and thyristor products of 15%, partially offset by increases in gross profit from filter products of 15% and from former Catalyst products.

Operating Expenses

Research and development expenses were $148.1 million in the first nine months of 2009 compared to $175.0 million in the first nine months of 2008, representing a decrease of $26.9 million, or 15.4%. Research and development expenses represented 11.6% and 11.2% of revenues in the first nine months of 2009 and the first nine months of 2008, respectively. The decrease in research and development expense is primarily attributed to a decrease in costs related to employee wages and salaries as a result of mandatory time off and overall cost-savings plans, including headcount reductions in response to the economic decline, a portion of proceeds received from the settlement of two lawsuits in our favor for patent infringements, partially offset by increased stock compensation expense.

Selling and marketing expenses were $87.4 million in the first nine months of 2009 compared to $101.0 million in the first nine months of 2008, representing a decrease of $13.6 million, or 13.5%. Selling and marketing expenses represented 6.9% and 6.4% of revenues in the first nine months of 2009 and the first nine months of 2008, respectively. The decrease in selling and marketing expense is primarily attributed to a reduction in sales commission expenses due to the decrease in revenues, combined with a decrease in employee wages and salaries as a result of mandatory time off and reductions in headcount, partially offset by increased stock compensation expense.

General and administrative expenses were $84.4 million in the first nine months of 2009 compared to $89.9 million in the first nine months of 2008, representing an decrease of $5.5 million, or 6.1%. General and administrative expenses represented 6.6% and 5.7% of revenues in the third quarter of 2009 and the third quarter of 2008, respectively. The decrease in general and administrative expense is primarily attributed to decreases in employee wages and salaries as a result of mandatory time off and reductions in headcount, partially offset by increased stock compensation expense.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $25.6 million in the first nine months of 2009 compared to $22.5 million in the first nine months of 2008.

In May 2008, we announced our intention to cease production at our Piestany, Slovakia manufacturing facilities resulting in an impairment charge of $7.9 million, which was recorded during the second quarter of 2008. The closure of the Piestany, Slovakia manufacturing facilities was completed during the quarter ended October 2, 2009. An additional impairment charge of $5.4 million was recorded during the quarter ended October 2, 2009 that resulted from the subsequent decline in the estimated fair value of the Piestany property.

In August 2009, we announced plans to reduce the number of design centers for cost savings purposes. During the nine months ended October 2, 2009, we recorded employee separation charges of $1.0 million dollars and $0.3 million dollars in exit costs related to this activity. These termination benefits are for approximately 47 individuals, of which one has been terminated at the end of the third quarter of 2009.

In June 2009, we recorded $0.2 million of asset impairments. Prior to June 2009, we had capitalized certain assets used in our wafer fabrication facility. The $0.2 million of asset impairments resulted from the fact that we currently have no plans to use the assets, and management does not consider this a temporary cessation of use.

In June 2009, we announced a Belgium employee reduction program, for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the nine months ended October 2, 2009, we recorded employee separation charges $3.9 million. These termination benefits are for approximately 21 individuals, all of which had exited as of October 2, 2009.

In January 2009, we announced a worldwide employee reduction program, for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the nine months ended October 2, 2009, we recorded employee separation charges of $12.3 million. These termination benefits are for approximately 570 individuals of which 566 have been terminated. During the nine months ended October 2, 2009, we recorded exit costs of $0.4 million related to the elimination of certain contracts.

In March 2008, we acquired AMIS and announced plans to integrate the operations of the two companies in part, for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During the nine months ended October 2, 2009, we recorded exit costs of $1.6 million related to the 2008 acquisition of AMIS. The exit costs of $1.6 million were for charges incurred relative to shutdown of the manufacturing facility.

In May 2008, we announced the planned shutdown of manufacturing facilities in Piestany, Slovakia. During the six months ended October 2, 2009, we recorded $1.7 million, net of adjustments of termination benefits for approximately 430 employees which is being recognized ratably from the date of announcement to the employees’ termination dates. Additionally, we recorded $1.3 million of exit costs related to the shutdown of the manufacturing facility.

In March 2009, we recorded a net gain of $2.5 million associated with the settlement of two legal disputes.

In connection with the March 2008 acquisition of AMIS, we recorded employee separation charges of $6.5 million and exit costs of $2.6 million during the first nine months of 2008. The employee separation charges of $6.5 million include $0.3 million for severance benefits of 77 individuals, 19 of whom were our employees prior to the acquisition and $5.0 million for severance benefits of 24 individuals who were employees of AMIS. Additionally, we recorded exit costs in the amount of $1.2 million for severance benefits for 61 employees who were our employees prior to acquisition. The exit costs of $2.6 million were for charges incurred in the termination of software licenses under certain lease agreements with external suppliers found to be duplicative between us and AMIS.

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

In June 2008, we recorded $9.8 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. The $9.8 million of asset impairments include $7.9 million associated with the May 2008 planned shutdown of manufacturing facilities in Piestany, Slovakia. This announcement triggered an impairment analysis of the carrying value of the related asset group. We measured the amount of this asset impairment by comparing the carrying value of the respective assets to their related estimated values. We estimated future cash flows for the period continuing manufacturing activities and eventual disposition of the assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charge was recorded for the amount by which the carrying value of the respective assets exceeded their estimated fair value. The remaining $1.9 million of asset impairments was for excess machinery and equipment abandoned by the Company as a result of the acquisition of AMIS. Additionally, during the fiscal quarter ended September 26, 2008, we recorded severance payments totaling $0.8 million for 430 employees.

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

Operating Income

Information about operating income from our reportable segments for the nine months ended October 2, 2009 and September 26, 2008 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed-Signal Product Group	Standard Products Group	Total
For the nine months ended October 2, 2009:
Segment operating income	$8.0	$19.4	$50.8	$57.6	$135.8
For the nine months ended September 26, 2008:
Segment operating income	$44.0	$73.2	$22.5	$105.7	$245.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Nine Months Ended
	October 2, 2009	September 26, 2008
Operating income for reportable segments	$135.8	$245.4
Unallocated amounts:
Restructuring asset impairments and other charges, net	(25.6)	(22.5)
Other unallocated manufacturing costs	(28.3)	(32.9)
Other unallocated operating expenses	(23.1)	(52.2)

Operating income	$58.8	$137.8

Interest Expense and Other

Interest expense decreased $10.2 million to $49.2 million in the first nine months of 2009 compared to $59.4 million in the first nine months of 2008. We recorded amortization of debt discount to interest expense of $26.6 million and $30.8 million for the nine months ended October 2, 2009 and September 26, 2008, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the first nine months of 2009 was $952.7 million with a weighted average interest rate of 6.9% compared to $1,001.1 million and a weighted average interest rate of 7.9% in the first nine months of 2008. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 11: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Loss on Debt Repurchase

During the first nine months of 2009, we repurchased approximately $99.7 million of our zero coupon convertible senior subordinated notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We reduced unamortized debt discount by $8.7 million and recognized a $3.1 million loss on the prepayment, which included the write off of $0.7 million in unamortized debt issuance costs.

Provision for Income Taxes

Provision for income taxes was $8.1 million in the first nine months of 2009 compared to a benefit of $11.5 million in the first nine months of 2008. The provision for the first nine months of 2009 included $10.6 million for income and withholding taxes of certain of our foreign operations and $1.8 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by a tax benefit of $4.3 million for the reversal of previously accrued income taxes for uncertain tax positions that have been effectively settled through examination. The benefit for the first nine months of 2008 included $6.9 million for income and withholding taxes of certain of our foreign subsidiaries and $1.8 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, offset by $6.3 million recorded for one of our foreign subsidiaries, as well as the reversal of $13.9 million of previously accrued income taxes for uncertain tax positions for which the statute lapsed.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Contractual Obligations, Off-Balance Sheet Arrangements and Indemnities

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at October 2, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (3)	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Long-term debt (2)	$1,112.4	$37.0	$177.0	$58.3	$153.3	$679.3	$7.5
Operating leases (1)	76.6	6.3	18.7	15.1	11.4	8.2	16.9
Other long-term obligations—pension plans	18.7	3.7	3.0	3.0	3.0	3.0	3.0
Purchase obligations (1):
Capital purchase obligations	29.2	17.4	8.9	1.3	1.3	0.3	—
Foundry and inventory purchase obligations	55.1	50.3	1.4	1.4	1.4	0.6	—
Mainframe support	3.9	1.2	2.3	0.4	—	—	—
Information technology and communication services	29.7	4.0	12.3	9.3	3.7	0.4	—
Other	62.0	11.6	19.4	9.7	4.2	3.0	14.1

Total contractual obligations	$1,387.6	$131.5	$243.0	$98.5	$178.3	$694.8	$41.5

(1)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off Balance Sheet Arrangements” for a description of our off balance sheet arrangements.)
(2)	Includes the interest portion of payments for long-term debt.
(3)	The table above does not include approximately $18.8 million of liabilities related to unrecognized tax benefits under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) included in ASC 740 Tax Position, because we are unable to reasonably estimate the timing of settlement of such FIN 48 liabilities.

Our long-term debt includes approximately $170.6 million outstanding under senior bank facilities, approximately $99.4 million zero coupon convertible senior subordinated notes due 2024 at par, approximately $95.0 million 1.875% convertible senior subordinated notes due 2025 at par, approximately $484.0 million 2.625% convertible senior subordinated notes due 2026 at par, approximately $8.4 million outstanding loans with three Japanese banks, approximately $34.9 million outstanding loans with two Chinese banks, approximately $41.2 million outstanding loans with four Philippine banks, and approximately $86.5 million of capital lease obligations. For purposes of the contractual obligations schedule, we have shown the convertible debt at par value maturing upon the first put date. (See Note 8: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our unaudited consolidated balance sheet for our foreign pension plans (see Note 7: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our balance of cash and cash equivalents was $395.2 million at October 2, 2009. Despite recent revenue reductions, we have taken actions to lower to the amount of revenues required each quarter to break even on a cash basis, as such we believe that our cash flow from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next 12 months.

Off Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $1.3 million were outstanding under the revolving facility at October 2, 2009. One of our foreign exchange hedging agreements has a provision for termination if at any time the amount available under our revolving facility is less than $2.5 million. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank has an outstanding amount of $4.6 million as of October 2, 2009. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of October 2, 2009. We also have outstanding guarantees and letters of credit outside of our revolving facility and the non-reusable commitment credit totaling $9.0 million at October 2, 2009.

As part of securing financing in the normal course of business, we issued guarantees related to two of our capital lease obligations which totaled approximately $27.7 million as of October 2, 2009. In addition, SCI LLC, our primary domestic operating subsidiary, guarantees on an unsecured basis approximately $3.7 million of a loan by one of our Japanese subsidiaries. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $76.6 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

EBITDA

As discussed in Note 8: “Long-Term Debt” to our unaudited consolidated financial statements included elsewhere in this report, our debt covenants require us to stay within certain leverage ratios based on the consolidated earnings (net income) before interest expense, provisions for income taxes, depreciation and amortization expense for the last four quarters. “Consolidated EBITDA,” as defined under the documents for our senior bank facilities totaled approximately $353.9 million for the four consecutive fiscal quarters ended October 2, 2009.

If we were not in compliance with the covenants contained in our senior bank facilities, the holders of our senior bank facilities could cause all outstanding amounts, as of October 2, 2009, which were comprised of $170.6 million of our term loan, to be due and payable immediately and the $1.3 million of letters of credit to be fully cash collateralized. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of October 2, 2009, approximately $731.8 million remained outstanding under other debt that may be accelerated based on this covenant.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $496.5 million at October 2, 2009. Our working capital, excluding cash, was $101.3 million at October 2, 2009, and has fluctuated between $101.3 million and $13.1 million over the last eight quarter-ends.

The components of our working capital at October 2, 2009 and December 31, 2008 are set forth below (in millions), followed by explanations for changes between December 31, 2008 and October 2, 2009 for cash and cash equivalents and any other changes greater than $5 million:

	October 2, 2009	December 31, 2008	Change
Current Assets
Cash and cash equivalents	$395.2	$458.7	$(63.5)
Short-term investments	75.0	—	75.0
Receivables, net	264.7	188.8	75.9
Inventories, net	264.2	335.5	(71.3)
Other current assets	42.7	55.5	(12.8)
Deferred income taxes	15.7	12.0	3.7

Total current assets	1,057.5	1,050.5	7.0

Current Liabilities
Accounts payable	147.2	178.2	(31.0)
Accrued expenses	135.1	138.4	(3.3)
Income taxes payable	6.7	4.1	2.6
Accrued interest	4.7	1.3	3.4
Deferred income on sales to distributors	101.6	114.1	(12.5)
Current portion of long-term debt	165.7	107.9	57.8

Total current liabilities	561.0	544.0	17.0

Working capital	$496.5	$506.5	$(10.0)

The decrease of $63.5 million in cash and cash equivalents is primarily due to $123.0 million of cash used in investing activities, $115.4 million of cash used in financing activities, partially offset by $174.6 million of cash provided by operating activities.

The increase of $75.0 million in short-term investments is the result of investing excess cash in investments, with maturities between 3 months and one year, to earn higher rates of return.

The increase of $75.9 million in receivables, net is the result of increase in shipments at the end of the third quarter of 2009 compared to the fourth quarter of 2008.

The decrease of $71.3 million in inventories, net is the result of lower production to align inventory balances with a lower sales outlook.

The decrease of $12.8 million in other current assets is the result of collections of various tax credit receivables.

The decrease of $31.0 million in accounts payable is the result of lower operating activity combined with the effects of the timing of payments during the quarter ended October 2, 2009 as compared to the quarter ended December 31, 2008.

The decrease of $12.5 million in deferred income on sales to distributors is the result of a reduction in inventories at our distributors.

The increase of $57.8 million in current portion of long-term debt was primarily due to the reclass of the principal balance of our zero coupon convertible notes due April 2010, partially offset by the repayment of the Belgian loan and the maturity of two of our foreign loans.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $46.3 million during the first nine months of 2009 compared to cash capital expenditures of $74.9 million during the first nine months of 2008. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2009 Financing Events

Repurchase of Zero Coupon Convertible Senior Subordinated Notes due 2024

During the nine months ended October 2, 2009, we repurchased approximately $99.7 million of our zero coupon convertible senior subordinated notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We released $8.7 million of unamortized debt discount and recognized a $3.1 million loss on the prepayment, which included the write off of $0.7 million in unamortized debt issuance costs.

June 2009 Chinese Loan

In June 2009, one of our Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $7.0 million as of October 2, 2009, bears interest payable quarterly based on 3-month LIBOR plus 5.0% per annum. The full amount of the loan is due in June 2010.

July 2009 Chinese Loan

In July 2009, one of our Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $7.0 million as of October 2, 2009, bears interest payable quarterly based on 3-month LIBOR plus 4.0% per annum. The full amount of the loan is due in July 2010.

July 2009 Philippine Loan

In July 2009, our Philippine subsidiary entered into a loan agreement with two Philippine banks to finance up to $14.0 million of the expansion of the Philippine manufacturing facility. The loan, which has scheduled draw downs in the next twelve months, bears interest payable quarterly based on 3-month LIBOR plus 5.75% per annum. As of October 2, 2009, approximately $4.7 million had been drawn down and was outstanding. Sixty percent of the loan will be repaid over nineteen equal quarterly principal installments, with the balance due in July 2014.

Fourth Quarter 2009 Chinese Loans

In the fourth quarter of 2009, one of our Chinese subsidiaries entered into two short-term loan agreements for a total amount of $13.0 million with a Chinese bank to finance the purchase of raw materials. The loans bears interest payable quarterly based on 3-month LIBOR plus 2.5% per annum. The full amount of the loans are due in October 2010.

Capital Lease Obligations

We have various capital lease obligations primarily for machinery and equipment. In June 2009, one of our European subsidiaries entered into a capital lease agreement with three banks to finance the land purchase and building construction for research and development. The capital lease obligation, which had a balance of $7.6 million as of October 2, 2009 (based on euro-to-dollar exchange rate in effect at that date), bears interest at an approximate rate of 4.14%. The length of the financing is 10 years from the first quarterly lease payment due upon building occupancy which is expected to commence in February 2010.

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

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of October 2, 2009 and December 31, 2008 (dollars in millions):

	October 2, 2009	December 31, 2008
Senior Bank Facilities:
Term Loan, interest payable monthly at 1.99625% and 2.2113%, respectively	$170.6	$171.9
Revolver	—	—

	170.6	171.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	94.8	177.7
1.875% Convertible Senior Subordinated Notes due 2025 (2)	75.1	71.3
2.625% Convertible Senior Subordinated Notes due 2026 (3)	384.1	369.6
2.25% Loan with Japanese bank due 2009 through 2010, interest payable semi-annually	3.7	7.9
Loan with Philippine banks due 2009 through 2012, interest payable quarterly at 1.5050% and 5.8188%, respectively	19.5	21.8
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 1.1300% and 2.9463%, respectively	10.9	12.1
Loan with Philippine bank due 2009 through 2013, interest payable quarterly at 1.5450% and 3.1713%, respectively	6.1	6.8
Loan with Philippine banks due 2009 through 2014, interest payable quarterly at 6.2375%	4.7	—
Loan with Chinese bank due 2009, interest payable quarterly at 1.49188% and 2.6975%, respectively	7.0	14.0
Loan with Chinese bank due 2009, interest payable quarterly at 2.6975%	—	6.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 5.29188%	7.0	—
Short-term loan with Chinese bank due 2010, interest payable quarterly at 4.29188%	7.0	—
Loan with Chinese bank due 2009, interest payable semi-annually at 2.8600% and 5.4550%, respectively	8.1	11.3
Loan with Chinese bank due 2009, interest payable semi-annually at 5.175%	—	5.0
Loan with Chinese bank due 2009 through 2013, interest payable semi-annually at 2.3575% and 3.0913%, respectively	5.8	6.9
Loan with Belgian bank, interest payable daily at 2.7520%	—	25.0
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	—	5.5
1.875% Loan with Japanese bank due 2009 through 2013, interest payable semi-annually	3.0	3.3
Short-term loan with Japanese bank due 2009, interest payable monthly at 1.09% and 1.42%, respectively	1.7	1.7
Capital lease obligations	86.5	92.0

	895.6	1,009.8
Less: Current maturities	(165.7)	(107.9)

	$729.9	$901.9

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 shall be purchased by the Company at the option of the holders of the notes on April 15, 2010, or thereafter.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 shall be purchased by the Company at the option of the holders of the notes on December 15, 2012, or thereafter.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 shall be purchased by the Company at the option of the holders of the notes on December 15, 2013, or thereafter.

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

As of October 2, 2009, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through October 2, 2010.

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

The maximum secured leverage ratio financial maintenance covenant in the credit agreement relating to our senior bank facilities (comprised of our term loan and our revolving facility) requires that, at the end of each fiscal quarter during which any revolving loans, swingline loans or letters of credit are outstanding under our $25 million revolving facility (other than letters of credit fully secured by cash collateral on terms to be agreed), the Secured Leverage Ratio (as defined in such credit agreement) not exceed 2.5 to 1.0, provided that if, at the end of any such fiscal quarter, the Secured Leverage Ratio exceeds 2.5 to 1.0, SCI LLC may, within 45 days after the end of such fiscal quarter, repay all loans outstanding under our revolving facility and fully cash collateralize all letters of credit thereunder, and if SCI LLC does so then no default shall be deemed to have occurred and be continuing. Provided the Company cures the default as outlined above, the $170.6 million outstanding as of October 2, 2009 under our term loan remains due in 2013 subject to the scheduled principal amortization. The

Company currently has $1.3 million in outstanding letters of credit under our $25 million revolving facility and a Secured Leverage Ratio of approximately .7 for the four consecutive fiscal quarters ended October 2, 2009.

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

New Accounting Pronouncements Adopted

Adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is included in Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”) and establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. This statement clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160, now included in ASC 810, on January 1, 2009, and as a result the prior period consolidated balance sheets and statements of operations were retroactively modified to comply with its requirements (See also Note 9: “Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further discussion).

Adoption of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

As of January 1, 2009, we adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is included in the ASC 470 Debt and is effective for our $99.4 million aggregate principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024, our $95.0 million aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 and our $484.0 million aggregate principal amount of 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, “Convertible Notes”). It requires retrospective application for all periods presented and requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The liability component was recognized at the present value of its cash flows discounted using a discount rate equivalent to our borrowing rate at the date of the issuance of the Convertible Notes for similar debt instruments without the conversion feature. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability as of the date of the issuance of the Convertible Notes. It also requires an accretion of the debt discount resulting from the allocation of a portion of the proceeds to equity over the expected life of the Convertible Notes, which is the first put date. The equity component, liability component and net carrying value for each of the convertible notes as of the date of issuance, as of December 31, 2008 and as of September 26, 2009 are set forth in the table below. Also included in the table for each of the Convertible Notes are the effective interest rates on the liability component, interest expense resulting from contractual interest coupons and interest expense resulting from non-cash amortization of the debt discount for the quarter and nine months ended October 2, 2009, as well as the first put date for each of the Convertible Notes.

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
As of the date of issuance:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(107.3)	(36.7)	(149.3)

Net carrying amount	$152.7	$58.3	$334.7

As of December 31, 2007:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(47.6)	(28.5)	(132.3)

Net carrying amount	$212.4	$66.5	$351.7

As of December 31, 2008:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	199.1	95.0	484.0
Unamortized discount	(21.4)	(23.7)	(114.4)

Net carrying amount	$177.7	$71.3	$369.6

As of October 2, 2009:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	99.4	95.0	484.0
Unamortized discount	(4.6)	(19.9)	(99.9)

Net carrying amount	$94.8	$75.1	$384.1

Conversion price per share	$9.82	$7.00	$10.50

Common shares on which the aggregate consideration to be delivered is determined	10.1	13.6	46.1

For the year ended December 31, 2006:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$0.5
Non-cash amortization of discount	16.4	3.9	0.7

Total interest expense	$16.4	$5.7	$1.2

For the year ended December 31, 2007:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	17.9	4.3	16.4

Total interest expense	$17.9	$6.1	$29.1

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
For the year ended December 31, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	19.0	4.7	17.9

Total interest expense	$19.0	$6.5	$30.6

For quarter ended September 26, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$0.4	$3.2
Non-cash amortization of discount	4.9	1.2	4.5

Total interest expense	$4.9	$1.6	$7.7

For quarter ended October 2, 2009:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$0.4	$3.2
Non-cash amortization of discount	2.1	1.3	4.9

Total interest expense	$2.1	$1.7	$8.1

For nine months ended September 26, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.2	$9.6
Non-cash amortization of discount	14.3	3.5	13.0

Total interest expense	$14.3	$4.7	$22.6

For nine months ended October 2, 2009:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.2	$9.6
Non-cash amortization of discount	8.1	3.9	14.6

Total interest expense	$8.1	$5.1	$24.2

First put date	April 15, 2010	December 15, 2012	December 15, 2013

The consolidated statements of operations were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Year Ended December 31,			Quarter Ended	Nine Months Ended
	2006	2007	2008	September 26, 2008	September 26, 2008
Additional pre-tax non-cash interest expense	$(21.0)	$(38.6)	$(41.6)	$(10.6)	$(30.8)
Retroactive decrease in net income and increase in accumulated deficit	$(21.0)	$(38.6)	$(41.6)	$(10.6)	$(30.8)
Decrease to basic net income per share	$(0.07)	$(0.13)	$(0.11)	$(0.03)	$(0.08)
Decrease to diluted net income per share	$(0.06)	$(0.13)	$(0.11)	$(0.03)	$(0.08)

Although our adoption of the standard had a material effect on our consolidated statement of operations it did not have a material impact on the Company’s liquidity due to the non-cash nature of these adjustments.

Adoption SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”), which is included in ASC 815 Derivatives and Hedging (“ASC 815”). It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

Adoption of FASB issued FSP FAS 157-4 , “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. It is included in ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. It is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of this pronouncement during the second quarter of 2009 did not have an impact on our consolidated financial statements.

Adoption of SFAS No. 157-2, “Effective Date of FASB Statement No. 157”

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis (SFAS No. 157 is included in ASC 820 Fair Value Measurement and Disclosure). Effective January 1, 2009, we adopted the standard with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by the standard to these fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows.

Adoption of FSP FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”

In April of 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”), included in ASC 825 Financial Instruments and ASC 270 Interim Reporting. Effective July 3, 2009, we adopted the standard with respect to required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The application of the disclosure requirements established by the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Adoption of SFAS No. 165, “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in ASC 855 Subsequent Events, which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, the standard requires an entity to disclose the date through which subsequent events have been evaluated. The standard is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Our adoption of the standard during the quarter ended July 3, 2009 was not material to our consolidated financial statements.

Adoption of SFAS No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162”

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162” (“SFAS No. 168”). It is included in ASC 105 Generally Accepted Accounting Principles (“ASC 105”) and establishes the FASB Accounting Standards Codification TM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. It will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Our adoption of this pronouncement during the quarter ended October 2, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

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

Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as Catalyst and AMIS, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the quarter ended October 2, 2009 approximately $78.9 million of the initial $85.5 million in the inventory step up for the Catalyst and AMIS acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $6.6 million in inventory and inventories at distributors at October 2, 2009. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

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

Goodwill. We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. Our methodologies used for valuing goodwill have not changed.

We have determined that our product families, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill, because they are one level below the operating segment, they constitute individual businesses and our segment management regularly reviews the operating results of each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. We determined the fair value of each reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

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

Contingencies. We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes and we record the appropriate liability when the amount is deemed probable and estimable.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets,” which amends SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits” and is included in ASC 715 Compensation—Retirement Benefits (“ASC 715”). It provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The objectives of these disclosures are to provide users of financial statements with an understanding of:

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

The disclosures about plan assets required by this pronouncement shall be provided for fiscal years ending after December 15, 2009. The adoption of this pronouncement is not expected to have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS No. 166”), which is included in ASC 860 Transfers and Servicing (“ASC 860”). It eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which is included in ASC 810. It eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The pronouncement also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The pronouncement is effective for the first annual reporting period that begins after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At October 2, 2009, our long-term debt (including current maturities) totaled $895.6 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $647.2 million. We do have interest rate exposure with respect to the $248.4 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.2 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

Changes in Internal Controls Over Financial Reporting. On October 10, 2008, we acquired Catalyst, which operated under its own set of systems and internal controls. We completed the incorporation of Catalyst’s operations into our systems and control environment in the third fiscal quarter 2009. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 2, 2009 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, we were named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against us and certain of our former officers, current and former directors and the underwriters of our initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York (“District Court”) as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of our initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in our initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against us, to a single federal district court judge for purposes of coordinated case management. We believe that the claims against us are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these claims will be favorable for us.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. That order remains subject to appeal. There have been separate appeals filed objecting to the definition of the settlement class and fairness of the settlement. Additional appeals as to the fairness of the settlement may also be filed. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While we can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties (including Synopsys, Inc. (“Synopsys”), alleging infringement of a patent owned by Ricoh. AMIS promptly tendered the defense of this claim to Synopsys, and Synopsys agreed to assume the defense of the case on AMIS’ behalf to the extent that the Synopsys software that AMIS licensed from Synopsys is alleged to constitute the basis of Ricoh’s claim of infringement. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis has filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. The re-examination proceeding was completed in September 2008 and the PTO issued a final rejection of all claims in the asserted patent over prior art. Ricoh filed an appeal brief with the PTO, and the PTO filed its responsive answer brief. In August 2009, Ricoh filed a responsive reply brief with the PTO. It may take several months for the PTO Board of Appeals to schedule a hearing date on the re-examination. Additionally, in September 2008, the court granted defendants request to refile its summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. A hearing on defendants’ motion for summary judgment was scheduled for January 30, 2009 but was cancelled by the judge who instead told both parties that he would issue his order without holding a hearing. On March 6, 2009, the judge issued a ruling denying the motion for summary judgment without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009 the judge issued his ruling on the disputed claim element. Legal counsel for Synopsis has until November 13, 2009 to determine how it wishes to proceed in light of the latest ruling. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

We have updated the below risk factor included in our Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) to reflect current cost reduction and profitability enhancement programs. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below and in other parts of this Form 10-Q, our revenues and operating performance, poor economic conditions and markets (including the current credit and financial conditions), the cyclical nature of the semiconductor industry, changes in demand for our products, changes in our customers and distributors, inventories, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations including foreign employment and labor matters associated with unions and collective bargaining arrangements, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2008 Form 10-K and from time to time in our other Securities and Exchange Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2008 Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions could adversely affect our business.

From time to time, we have implemented various cost reduction initiatives in response to, among other things, significant downturns in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, and temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. In the past, we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives. These costs were primarily comprised of employee separation costs and asset impairments as well as gains on the sale of assets and insurance recoveries.

On January 31, 2009, we announced that we intended to accelerate our stand-alone cost reduction programs including a continued focus on the consolidation of our manufacturing operations. During the first quarter of 2009, we commenced certain actions to reduce overall spending levels, and during the second quarter of 2009, we announced a reduction of 21 employees in Belgium. In addition, during the third quarter of 2009, we announced that employees will be required to take two weeks of paid vacation during the fourth quarter of 2009. For additional information regarding our profitability enhancement programs and cost reduction measures, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Savings and Restructuring Activities” included elsewhere in this Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2009	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.
(2)	Furnished herewith.