Form 10-K
period 2009-12-31
ON SEMICONDUCTOR CORP
filed 2010-02-25
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,156,334,598 as of July 2, 2009, based on the closing sale price of such stock on the NASDAQ Global Select Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 19, 2010 was 427,691,133

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2009 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.    Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) are a premier global supplier of power, analog, digital signal processing, mixed signal, advanced logic, data management semiconductors, memory and standard semiconductor components and integrated circuits. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog, discrete and memory categories used by the World Semiconductor Trade Statistics (“WSTS”) group.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio consists of approximately 42,000 products in 2009 and we shipped approximately 28.8 billion units in 2009 as compared to 33.3 billion units in 2008. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

In January 2009, we announced a change in our organizational structure and previously-reported information has been recast to reflect current organizational structure. We are organized into four operating segments, which also represent four reporting segments: automotive and power group, standard products, computing and consumer products and digital and mixed-signal product group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Automotive & Power Group	Computing & Consumer Products	Digital & Mixed-Signal Products Group	Standard Products
MOSFETs	DC-DC Conversion	Medical	Bipolar Power

Analog Automotive	Analog Switches	Integrated Sensor Products (“ISP”)	Thyristor

Auto Power	AC-DC Conversion	Military & Aerospace	Small Signal

LDO & Vregs	Low Voltage	Industrial	Zener
Mixed Signal Automotive	Standard Logic	Communications & High Voltage	Protection
	Power Switching	High Frequency	Rectifier
	Signal & Interface	Foundry and Manufacturing Services	Filters
Memory Products

We have approximately 448 direct customers worldwide, and we also service approximately 275 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlett-Packard, Hella, Schneider, GE, Samsung, Continental Automotive Systems, Siemens, Honeywell, Apple, Dell, Foxconn, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics, Celestica, Jabil and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, India, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand. On February 4, 2009, we announced plans to close our remaining Arizona manufacturing facility adjacent to our headquarters offices for cost savings purposes. The remaining unused property and buildings associated with our headquarters offices are currently being marketed for sale or lease. We will maintain our headquarters offices and any remaining manufacturing facilities on the portions of the property that are not for sale.

Company Highlights During 2009

During the year ended December 31, 2009, despite the ongoing impact of a global recession, ON Semiconductor had multiple accomplishments. Some of the highlights include the following:

•	Continue positive operating cash inflows;

•	Being at the lowest net debt position in our history;
•	Completing the systems integrations from acquisitions of AMIS Holdings, Inc., (“AMIS”) and Catalyst Semiconductor, Inc. (“Catalyst”);

•	Acquiring PulseCore Holdings (Cayman), Inc. (“PulseCore”);

•	Returning to full production only a year after global economic collapse; and

•	Receiving various awards from our customers, including:

•	Supply Support award from Huawei Technologies

•	Supplier of the Year by Broadcom

•	Top Supplier by Longcheer

•	Top 10 DC to DC 2009 Award — Electronic Products China for NCP1034 High Voltage PWM Controller

•	2009 Strategic Supplier Award — Hisense Electric Company Limited

•	Pinnacle Award for Supplier Excellence — Delphi

•	ZTE Best Global Partner 2008-2009 (for the fourth consecutive year).

Company History and Capital Structure

Prior to August 1999, we were a wholly-owned subsidiary of Motorola, Inc. (“Motorola”) and operated as the Semiconductor Components Group of Motorola’s Semiconductor Products sector. On August 4, 1999, we were recapitalized (the “recapitalization”) and certain related transactions were effected pursuant to an agreement among us, our principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (“TPG”). During 2007, TPG sold all of its remaining shares of our common stock and ceased being our principal stock holder. We continue to hold and operate, through direct and indirect subsidiaries, substantially all the assets and operations that we did when we were Motorola’s Semiconductor Components Group of the Semiconductor Components Group of Motorola’s Semiconductor Products Sector.

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2003, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these continuing measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $933.5 million as of December 31, 2009. We also reduced our interest expense from $151.1 million for the year ended December 31, 2003 to $64.6 million for the year ended December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 8: “Long-Term Debt” and Note 10: “Equity” of the notes to our audited consolidated financial statements included elsewhere in this report for further details on these financing activities that led to our reduced debt levels and annual interest expense.

Recent Company Mergers and Acquisitions

On May 15, 2006, we, through our principal domestic operating subsidiary, SCI LLC, purchased LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, including real property, tangible personal property, certain intangible assets, other specific manufacturing equipment and related information. The assets purchased included an approximately 83 acre campus with an estimated 500,000 square feet of building space of which approximately 98,000 square feet is clean room. We hired substantially all of the manufacturing and engineering employees working at the Gresham wafer fabrication facility at the time of the purchase.

On December 31, 2007, we purchased from Analog Devices, Inc. and its subsidiaries (“ADI”) certain assets, including property, plant and equipment and intellectual property rights related to ADI’s voltage regulation and thermal monitoring products for its computing applications business (“PTC Business”) for a total acquisition cost of $148.0 million of cash. As a result of the acquisition, we have benefited from the technical expertise, customer relationships and power management know-how of the PTC Business and its employees. This acquisition expands our overall computing power management business and increased our notebook power management market share.

On March 17, 2008, we completed the purchase of AMIS, whereby AMIS became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of our common stock, which resulted in the issuance of approximately 103.2 million shares of our common stock upon the consummation of the merger. The aggregate purchase price was approximately $939.7 million, which included common stock, restricted stock units (“RSUs”), options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will continue to enhance shareholder value by (1) accelerating our transformation from a discrete supplier to a key supplier with scale; (2) strengthening our end-market presence, facilitating our entry into new markets and deepening customer relationships; (3) obtaining significant scale and cash flow generation; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility.

On October 10, 2008, we completed the purchase of Catalyst whereby Catalyst became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of our common stock, which resulted in the issuance of approximately 10.9 million shares of our common stock upon the consummation of the merger. The aggregate purchase price was approximately $120.1 million, which includes common stock, RSU’s, options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will continue to enhance shareholder value by (1) accelerating our higher margin analog products for the digital consumer market; (2) providing entry into the EEPROM business; (3) leveraging scale to drive growth in the business; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility.

On November 4, 2009, we completed the purchase of PulseCore Holdings (Cayman) Inc. (“PulseCore”), whereby PulseCore became our wholly-owned subsidiary. The aggregate purchase price of this all cash transaction was approximately $17 million. PulseCore’s previous owners and other stakeholders also have the ability to receive additional proceeds through an earnout if PulseCore is able to meet certain revenue and gross margin objectives in 2010 and 2011. The acquisition of PulseCore expands our high gross margin clock and circuit protection offerings for the consumer, wireless and computing end-market customers. PulseCore’s capabilities in standard and custom high-speed and low power analog and mixed signal solutions for EMI (electromagnetic interference) reduction also enhance our overall EMI filtering and circuit protection portfolios. In addition, PulseCore’s history in India represents our first foray of design activity in that country.

On January 27, 2010, we completed the purchase of California Micro Devices Corporation (“CMD”), whereby CMD became our wholly-owned subsidiary. The acquisition was structured as a two-step transaction pursuant to which we acquired approximately 90.5% of CMD’s outstanding common stock via a tender offer followed by a “short form” merger under Delaware law. At the effective time of the merger, each share of CMD’s common stock not purchased in the tender offer (other than shares that were properly cancelled and extinguished and shares held by stockholders who validly exercise their appraisal rights under Delaware law) was converted into the right to receive merger consideration of $4.70 per share. The aggregate purchase price of this all cash transaction was approximately $110.0 million. We believe that the combination will significantly strengthen our offering of application specific integrated passive (ASIP) devices to protect products in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (HBLED) market, as well as their strengths in LC-based EMI (electromagnetic interference) filtering and low capacitance ESD (electrostatic discharge) protection, complement our existing portfolio of protection and lighting solutions.

See Note 5: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion of some of these acquisitions.

Products and Technology

The following table provides information regarding our primary operating segments:

	Automotive & Power Group	Computing & Consumer Products	Digital & Mixed-Signal Products Group	Standard Products

Revenues
2009	$400.9 million	$409.0 million	$393.0 million	$566.0 million
2008	$486.3 million	$519.8 million	$462.8 million	$585.9 million
2007	$390.4 million	$433.4 million	$168.8 million	$573.6 million

Primary product function	Power management and sensor interface for advanced automotive systems.	Power management for VCORE, DDR Memory and chipsets.	Custom solutions, ranging from ultra-low power to high voltage offerings, serving a broad range of markets and customer needs.	Power switching, signal conditioning and protection in a broad range of products.

Types of product	Mixed-signal and high voltage sensor interface, LDOs, power drivers, transceivers, integrated systems; Voltage regulators; Ignition IGBTs, Low, medium and high voltage MOSFETs	VCORE controllers, DDR memory controllers, Audio and Video ICs, AC-DC conversion ICs	ASIC and ASSP solutions

using analog, digital signal

processing, mixed-signal,

and advanced logic

capabilities; image sensor

products including contact

image sensors and light

sensors; FPGA conversions;

clock management and

PLLs; electromagnetic

interference (EMI)

protection and optimization

products.

ESD protection, TVS

Zeners, EMI filtering,

MicroIntegration™,

small signal

transistors, bipolar

power transistors,

small signal diodes,

zener diodes

thyristors, rectifiers,

LED drivers,

configurable analog

and non-volatile

memory products.

Representative original equipment manufacturers customers and end users	Continental Automotive	Flextronics	Boston Scientific	Samsung
	Hella KG	Celestica	Honeywell	Delta
	Flextronics	Seagate	General Electric	Flextronics
	Delphi	Sony Ericsson	Starkey Laboratories	LG
	Seagate	Samsung	Alcatel-Lucent	Apple
	Jabil	Jabil	Schneider / Merlin Gerin	Jabil
	Valeo	Motorola	Raytheon	Motorola
	Motorola	LG	Huawei	Continental Automotive
	Huawei Technology	Delta	ZTE	Seagate
	Magneti Marelli	Delphi	Indigo Systems / FLIR	Sony Ericsson

Automotive and Power Group.    We are a well recognized global supplier of power management analog products, power MOSFETs and mixed-signal sensor interface products for the automotive, computing and portable markets. We have a diverse portfolio in a variety of major product categories, which include; automotive-grade low-dropout (LDO) voltage regulators, automotive-grade drivers, automotive-grade ignition IGBTs and MOSFETs, and power MOSFETs, LDOs and voltage regulators for computing, portable and automotive applications. The proliferation of electronic content in automobiles (the value of the electronic content now exceeds that of the metal in many cars) has induced tremendous stress on the existing 12 volt electrical infrastructure. Power efficiency and exceptionally low power drain modes have now become a critical automotive issue as more and more electronic features exist. In addition, computing remains a vibrant market as energy efficient VRM solutions are developed for netbook, notebook and desktop devices.

Computing and Consumer Products.    As computing platforms, both desktop and portable, evolve from data-processing systems (database manipulation, word processing and spreadsheets) to signal processing systems (audio, video, and wireless communications) the core processors need to be more and more powerful. More powerful processors in turn require more efficient power supplies and more efficient use of power on the motherboard and subsequent peripherals. The Computing & Consumer Products Group is focused on delivering power efficient analog IC solutions for power management in VCORE, DDR, and chipsets for audio, video, and graphics processing subsystems. Additionally, we provide efficient AC to DC conversion solutions for the power supplies in computing and consumer applications. We believe our success in these markets is attributable to our superior technology, and manufacturing and supply chain capabilities, which are needed to serve this high-volume market.

Digital and Mixed-Signal Products Group.    The Digital and Mixed-Signal Products Group designs and develops analog, mixed-signal and advanced logic application-specific integrated circuit (ASIC) and application-specific standard product (ASSP) solutions for the Medical, Military/Aerospace, Consumer and Industrial markets.

Our Medical Products business develops integrated circuits used in defibrillators, pacemakers, neurostimulators, hearing health applications, glucose meters and patient monitoring products as well as consumer and industrial audio products. These offerings leverage our ultra-low-power digital signal processing (DSP) and SRAM expertise and mixed-signal, software, algorithm and system design capabilities to provide best-in-class power efficiency.

The Custom Industrial and Timing Products business is focused on mixed-signal ASICs and ASSPs for industrial, medical imaging, computing and consumer applications as well as clock and timing management products for industrial, communications and consumer applications. Our PureEdge TM phase lock loop (PLL) family includes low noise jitter clock synthesizers and clock modules that are targeted at replacing traditional crystal oscillators. The recent acquisition of PulseCore Semiconductor further enhances this portfolio by adding new capabilities in active electromagnetic interference (EMI) protection and optimization utilizing advanced spread-spectrum clocking technology.

Our Digital ASIC, Mil/Aero and Image Sensors business specializes in mid-range (above 90nm) standard-cell ASICs and FPGA conversions for the military/aerospace, communications, computing and consumer markets. The business also develops CMOS linear image sensors and ambient light sensors for industrial and consumer applications.

Finally, our Custom Foundry business leverages ON Semiconductor’s broad range of manufacturing, IC design, package and silicon technology offerings to provide flexible, turnkey foundry solutions and manufacturing services for fabless semiconductor companies and original equipment manufacturers.

Standard Products Group.    We serve a broad base of end-user markets, including consumer electronics, computing, wireless and wired communications, automotive electronics, industrial electronics and medical via four major discrete semiconductor technology categories, diodes and transistors, configurable analog products, LED drivers and non-volatile memories (EEPROMs).

The wide array of discrete and integrated semiconductor products that we offer within these categories perform multiple application functions including power switching, signal conditioning, circuit protection, signal amplification or voltage reference functions among others. The consumer trends that are driving growth within our end user markets are primarily the demand for greater functionality in small handheld devices, faster data transmission rates in all communications applications and higher efficiency in all power applications. The new technologies being developed to support these market trends include lower capacitance protection and integrated signal conditioning products to support faster data transmission rates, micro packages for multiple handheld applications and switching and rectification technologies that allow for high efficiency energy usage and conversion.

We offer serial EEPROM products in a wide range of densities for data parameter storage in a very wide range of electronic products across multiple market segments. Our LED drivers are used in color LCD screen applications to ensure uniform brightness and color purity while minimizing power consumption in cell phones, digital cameras, MP3 music players, portable gaming consoles, personal digital assistants, industrial instrumentation, automotive instrument clusters and home appliances. Our configurable analog products include our Quantum Charge Programmable™ microcontroller supervisors and precision analog voltage references designed with patented post-packaging programmability to provide customers with custom voltage programming for a very wide range of industrial and consumer electronic products. Additional configurable analog products include microcontroller supervisors with on-board EEPROM to ensure safe, sustained operation of electronic products and allow them to recover more efficiently from power disruptions; Digitally Programmable Potentiometers™ (“DPP”), which replace mechanical potentiometers used to fine tune and trim electronic circuitry in a variety of applications like interactive game consoles, digital cameras and optical transceivers; DC-to-DC converters and low drop-out regulators for battery-powered products; and bus products used in a wide range of electronic products to connect the digital control bus to the external user interface.

Customers

We have been doing business with 47 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our original equipment manufacturer customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers, and generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications, networking, military aerospace and medical. Sales to customers of 10% or more of revenues were as follows: Avnet 11% in 2009, 2008, 2007, and in 2006 and Avnet 13% and Motorola 10% in 2005.

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

End Market for Our Products

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-user market during 2009, sample applications for our products and representative original equipment manufacturer customers and end users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Military and Aerospace	Medical

Approximate percentage of our 2009 revenues	26%	16%	18%	15%	13%	5%	3%	4%
Sample applications	•Computer monitors	•DVD players, cable decoders, set-top boxes and satellite receivers	•4 wheel drive controllers	•Industrial automation and control systems	•Cellular phones (analog and digital)	•Routers and switches	•Cockpit displays	•Medical imaging
	•Disk drives	•Home security systems	•Airbags	•Lamp ballasts (power systems for fluorescent lights)	•Pagers	•Fiber optic networking	•Guidance systems	•Cardiac Rhythm Management
	•PC motherboards	•Photocopiers	•Antilock braking systems	•Large household appliances	•Wireless modems and wireless local area networks	•Cellular base stations and infrastructure	•Munitions	•Glucose Monitoring
	•Notebook power supplies	•Scanners	•Automatic door locks and windows	•Electric motor controllers		•Ethernet cards and other network controllers	•Infrared imaging	•Hearing aids and Cochlear implants
		•Small household appliances	•Automatic transmissions	•Power supplies for manufacturing equipment		•High speed modems (cable, xDSL and ISDN)	•Portable Communication Devices	•Defibrillators
		•Smartcards	•Automotive entertainment systems	•Surge protectors		•PBX telephone systems	•Aircraft Networking and Compute Engines	•Neurostimulators
		•TVs, VCRs and other audio-visual equipment	•Engine management and ignition systems	•Thermostats for industrial and consumer applications		•Network controllers	•Aircraft Communication
		•Power supplies for consumer electronics	•Fuel injection systems	•Automatic test equipment
•GPS and other navigation systems
•LIN/CAN multiplexing

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Military and Aerospace	Medical

Representative original equipment manufacturer customers and end user
	DELTA ELEC INT’L LTD	MICROSOFT	HELLA KG	DELTA ELEC INT’L LTD	SAMSUNG ELEC CO.	ALCATEL	RAYTHEON CO	BOSTON SCIENTIFIC
	SEAGATE TECHNOLOGY	SAMSUNG ELEC CO.	CONTINENTAL AUTOMOTIVE SYSTEMS	INDIVIDUAL COMPANIES	SONY ERICSSON	ZTE HONG KONG LTD	AEROFLEX	STARKEY LABORATORIES
	HEWLETT PACKARD CO	LG ELECTRONICS	CAS-FORMER SIEMENS VDO	KIONIX INC	LG ELECTRONICS	CISCO	ROCKWELL COLLINS	GENERAL ELECTRIC CO
	EMERSON ELECTRIC CO	ECHOSTAR	DELPHI	FLIR SYSTEMS	HUAWEI TECH CO., LTD.	ERICSSON	ITT CORPORATION	ST JUDE MEDICAL
	SCHNEIDER ELECTRIC	XEROX CORP	CAS-FORMER MOTOROLA AUTOMOTIVE	EMERSON ELECTRIC CO	MOTOROLA	NOKIA SIEMENS NETWORKS	STELLAR MICROELECTRONICS	MEDTRONIC
	DELL COMPUTER	SCIENTIFIC ATLANTA	VISTEON	SIEMENS INDUSTRIAL	ZTE HONG KONG LTD	NORTEL NETWORKS	SOFRADIR	CARDIAC PACEMAKERS INC
	LG ELECTRONICS	SONY CORP	BOSCH GMBH	HONEYWELL INC	AMKOR TECHNOLOGY INC	DELTA ELEC INT’L LTD	HONEYWELL INC	ELA MEDICAL
	SAMSUNG ELEC CO.	PHILIPS	VALEO	TYCO INTERNATIONAL	KYOCERA	FOXCONN	L-3 COMMUNICATIONS	INTRICON CORP.
	SURFACE MOUNT TECHNOLOGY	WHIRLPOOL CORP	TRW INC	BELIMO AUTOMATION AG	V.TECH	ADTRAN INC	BRITISH AEROSPACE	PHILIPS
	LITE-ON ELECTRONICS, INC AP	SAGEM COMMUNICATIONS	MAGNETI MARELLI	LANDIS & GYR AG	GIGASET COMMUNICATIONS	TELLABS INC	DRS	ABBOTT LABS

Original Equipment Manufacturers.    Direct sales to original equipment manufacturers accounted for approximately 47% of our revenues in 2009, 49% of our revenues in 2008 and 39% of our revenues in 2007. These customers include a variety of companies in the electronics industry such as Motorola, Delta, Hewlett-Packard, Samsung, Siemens, Nokia, Intel, and Sony, and in the automotive industry include Continental Automotive Systems, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products other than pursuant to the provisions of our standard warranty.

Distributors.    Sales to distributors accounted for approximately 42% of our revenues in 2009, 40% of our revenues in 2008 and 50% of our revenues in 2007. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, and World Peace, resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to our inability to reasonably estimate up front the effect of the returns and allowances with these distributors, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers.    Direct sales to electronic manufacturing service providers accounted for approximately 11% of our revenues in 2009, 11% of our revenues in 2008 and 10% of our revenues in 2007. Our largest electronic manufacturing service customers are Flextronics, Jabil and Celestica. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

See Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for revenues by geographic locations.

Manufacturing Operations

We operate our manufacturing facilities either directly or through a joint venture. Seven of these facilities are front-end wafer sites located in Belgium, the Czech Republic, Japan, Malaysia, and the United States, and five of such facilities are back-end assembly and test sites located in China, Malaysia, Philippines and Thailand. In addition to these manufacturing and assembly operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

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

Location	Products	Size (sq. ft.)
Front-end Facilities:
Phoenix, Arizona	Automotive and Power Group, Computing and Consumer Products, Digital and Mixed-Signal Product Group and Standard Products	1,260,000
Gresham, Oregon	LSI Foundry of VLSI Digital Logical Products and Computing Products	518,000
Pocatello, Idaho,	Digital and Mixed-Signal Product Group	443,000
Roznov, Czech Republic	Automotive and Power Group, Computing and Consumer Products and Digital and Mixed-Signal Product Group	237,000
Aizu, Japan	Automotive and Power Group, Computing and Consumer Products, Digital and Mixed-Signal Product Group and Standard Products	289,500
Oudenaarde, Belgium	Digital and Mixed-Signal Product Group and Automotive and Power Group	167,900
Seremban, Malaysia	Automotive and Power Group, Digital and Mixed-Signal Product Group and Standard Products	81,200
Back-end Facilities:
Leshan, China	Automotive and Power Group, Digital and Mixed-Signal Product Group and Standard Products	363,000
Seremban, Malaysia	Automotive and Power Group, Computing and Consumer Products, Digital and Mixed-Signal Product Group and Standard Products	309,300
Calamba, Philippines	Digital and Mixed-Signal Product Group and Automotive and Power Group	200,600
Carmona, Philippines	Automotive and Power Group, Computing and Consumer Products, Digital and Mixed-Signal Product Group and Standard Products	222,500
Bangkok, Thailand	Memory	9,000
Other Facilities:
Roznov, Czech Republic	Automotive and Power Group, Computing and Consumer Products and Digital and Mixed-Signal Product Group	405,300
Santa Clara, California	Memory	42,000

We operate an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd, is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 73 % of Leshan’s production capacity in 2009, 75% in 2008 and 81% in 2007 and are currently committed to purchase approximately 70% of Leshan’s expected production capacity in 2010. In 2009, we incurred $2.7 million in underutilization charges. In 2008, we incurred $0.8 million in underutilization charges. In 2007 we did not incur any underutilization charges. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

The Leshan facility is one of our lowest cost manufacturing operations. In June 2002, we obtained approval from the Chinese government for the Leshan joint venture to invest up to $231 million in semiconductor operations, which is in addition to the $278 million originally approved. In 2004, we committed to make capital contributions of approximately $25 million to this joint venture by 2012, subject to market conditions. We have the ability to time these expenditures at our discretion to meet market demand.

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Unisem, ASE, KEC, MagnaChip, Phenitec, Amkor and PSI, accounted for approximately 25%, 31% and 22% of our manufacturing costs in 2009, 2008 and 2007, respectively.

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

Sales, Marketing and Distribution

As of December 31, 2009, our global sales and marketing organization consisted of approximately 622 professionals operating out of approximately 39 offices which serve customers in 69 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. We continue to monitor our freight and logistical support operations for potential cost savings.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed to us, as the case may be, certain intellectual property to support and continue the operation of our business. As of January 15, 2010, we had approximately 1076 U.S. and foreign patents and approximately 1063 patent applications pending worldwide. Our patents have expiration dates ranging from 2010 to 2029. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 325 registered and common law trademarks. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

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

Seasonality

Our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end markets. In 2007, the pattern was one of a seasonally soft first half of the year with a stronger second half of the year as our products have increasingly become more consumer driven. In 2008 and 2009, this pattern was interrupted by the global recession, which affected us throughout the year. It is unclear when the past pattern will return after global economic conditions settle and return to more predictable patterns.

Backlog

Our trade sales are made primarily pursuant to standard purchase orders or customer agreements that are predominately booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. During 2009, our backlog at the beginning of each quarter represented between 76% and 94% of actual revenues during such quarter. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Below we discuss the effects of competition on our four primary operating segments:

Automotive and Power Group

The principal methods of competition in the Automotive and Power Group are new product innovation, technical performance, quality, service and price. Our competitive strengths in this group are our strong technology and design capability, breadth of product portfolio, industry recognition as a reliable supplier, and our existing market share in the automotive and computing market segments. Our significant competitors in these market segments include Elmos Semiconductor, Fairchild Semiconductor International Inc., Freescale Semiconductor Inc., Infineon Techno, National Semiconductor Corporation, STMicroelectronics N.V.and Texas Instruments Incorporated When compared to us, several of these competitors are larger in scale and size, have substantially greater financial and engineering resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. One specific competitive challenge this group faces is our small market share with certain Japanese automotive customers that tend to favor local suppliers for their new product designs. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

Computing and Consumer Products

The principal methods of competition in the Computing and Consumer Products Group are technical performance, total solution cost of ownership, quality and assurance of supply. Our architectures for AC to DC conversion offer a competitive total cost of ownership and power efficient performance position to compete. Our architecture for our microprocessor and DDR memory controllers offers a competitive cost-of-ownership and performance position to compete in the computing and consumer game console market. In addition, the breadth of our portfolio in other support functions such as DC-DC converters, over voltage protection IC’s, video and audio ICs, and standard analog and logic IC’s give us the opportunity to serve multiple requirements and allow customers to control their vendor lists more easily. Our significant competitors in this market include Intersil Corporation, Maxim Integrated Products Inc, Texas Instruments Incorporated, STMicroelectronics N.V.and Power Integration. When compared to us, several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions.

Digital and Mixed-Signal Product Group

The principal methods of competition in the Digital and Mixed-Signal Product Group, are with other customer-specific semiconductor vendors based on design experience, manufacturing capability, depth and quality of intellectual property, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel.

Our ability to compete successfully depends on internal and external variables, both inside and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.

Our Medical and Custom Industrial businesses face direct competition from large diversified semiconductor suppliers that supply custom and semi-custom ICs, such as STMicroelectronics N.V. and Texas Instruments Incorporated. The business also faces direct competition from smaller end-market-focused mixed-signal suppliers, such as Elmos Semiconductor and ZMD AG. Direct competition also comes from our target customers themselves, who may have internal IC design resources dedicated to supporting the parent. Our Timing Products business faces direct competition from clock suppliers such as Cypress Semiconductor Corporation and Integrated Device Technology, Inc., and our Digital ASIC business face threats from FPGA vendors such as Xilinx, Inc. and Altera Corporation as well as digital ASIC suppliers like Open-Silicon, Inc. and e-Silicon Corporation. Our primary foundry competition includes X-FAB Semiconductor Foundries AG, Taiwan Semiconductor Manufacturing Company, Ltd, and MagnaChip Semiconductor LLC.

We also face indirect competition from ASSP suppliers such as Microchip Technology, Inc., whose mixed-signal microcontroller products capture low-end mixed-signal ASIC opportunities. Indirect competition also comes from analog standard products such as Maxim Integrated Products, Inc., Analog Devices, Inc. and Linear Technology Corporation whose technical performance or off-the-shelf availability is better than what we can offer.

Standard Products Group

Our competitive strengths are in our market leading protection & filtering products, the breadth of our portfolio, high quality, our low cost structure, and our supply chain management which ensures supply to key customers. In addition, our strengths include our strong intellectual property (IP) portfolio and our ability to leverage IP blocks across the Company to develop high value-added application-specific standard products (ASSPs).

The principal methods of competing in our discrete semiconductor products are through new product and package innovations with enhanced performance over existing products. Of particular importance are our over voltage protection and filtering portfolios (ESD Protection, TVS Zeners), power switching and rectification and our constant current regulators (CCRs), where we enjoy significant performance advantages over our competition. Our significant competitors include Diodes Incorporated, NXP B.V., Rohm Co., Ltd., TSPS Corporation, Infineon Technologies AG, Vishay Intertechnology, Inc., Fairchild Semiconductor International, Inc, STMicroelectronics N.V., and Semtech Corporation.

The principal methods of competition in the configurable analog products, LED drivers and EEPROMs spaces are product performance and new product innovations, where we are specifically focusing on integrating IP (e.g. EEPROM, digital potentiometer, voltage reference blocks) as building blocks to create high value-added ASSPs. Our significant competitors include Atmel Corporation, STMicroelectronics N.V., Microchip Technology Incorporated, Fairchild Semiconductor International, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation and Texas Instruments Incorporated.

Research and Development

Company-sponsored research and development costs in 2009, 2008 and 2007 were $198.8 million (11.2% of revenue), $233.9 million (11.4% of revenue) and $133.0 million (8.5% of revenues), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. During 2009, research and development costs decreased due to a decrease in costs related to employee wages and salaries as a result of mandatory time off and overall cost-savings plans, including headcount reductions in response to the global economic decline, a portion of proceeds received from the settlement of two lawsuits in our favor for patent infringements, partially offset by increased stock compensation expense.

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

Our manufacturing facility in the Czech Republic has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. The remediation project consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded. The government of the Czech Republic has agreed to indemnify us and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

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

As a result of the acquisition of AMIS, we are a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and us for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” which is included in ASC 410 Asset Retirement and Environmental Obligations, we have not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2009 related to this matter. We do not believe that the liability and receivable amounts are material to our consolidated financial position, results of operations or cash flow.

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

Employees

As of December 31, 2009, we had approximately 12,887 employees worldwide. We do not currently have any collective bargaining arrangements with our employees, except for those arrangements, such as workers councils, that are obligatory for all employees or all employers in a particular industry under applicable foreign law. Of the total number of our employees as of December 31, 2009, approximately 10,367 were engaged in manufacturing and information services, approximately 779 were engaged in our sales and marketing organization which includes customer service, approximately 415 were engaged in administration and approximately 1,326 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 13, 2010 is set forth below.

Name	Age	Position
Keith D. Jackson	54	President, Chief Executive Officer and Director*
Donald A. Colvin	56	Executive Vice President, Chief Financial Officer and Treasurer*
Robert Charles Mahoney	60	Executive Vice President, Sales and Marketing*
William John Nelson, Ph.D.	55	Executive Vice President and Chief Operating Officer and Chief Environmental Officer*
George H. Cave	52	Senior Vice President, General Counsel, Chief Compliance & Ethics Officer and Secretary*
William M. Hall	54	Senior Vice President and General Manager, Standard Products Group*
William A. Schromm	51	Senior Vice President and General Manager, Computing and Consumer Group*
Michael A. Williams	43	Senior Vice President and General Manager, Automotive and Power Group*
Bob Klosterboer	49	Senior Vice President and General Manager, Digital and Mixed Signal Product Group*

*	Executive Officers of both ON Semiconductor and SCI LLC.

Keith D. Jackson.    Mr. Jackson was appointed President and Chief Executive Officer of ON Semiconductor and SCI LLC and became a Director of ON Semiconductor in November 2002. Mr. Jackson has over 30 years of semiconductor industry experience. Before joining our Company, he served as Executive Vice President and General Manager, for the Analog, Mixed Signal, and Configurable Products Group, beginning in 1998, and more recently, was selected to head the Integrated Circuits Group for Fairchild Semiconductor Corp. From 1996 to 1998, he served as President and member of the board of directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held engineering positions at Texas Instruments, Incorporated from 1973 to 1986. Mr. Jackson currently serves on the board of directors of the Semiconductor Industry Association.

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

William John Nelson, Ph.D.    Dr. Nelson joined the Company in May 2007 and serves as Executive Vice President and Chief Operating Officer of ON Semiconductor and SCI LLC. In May 2009 Dr. Nelson was appointed as Chief Environmental Officer for ON Semiconductor and SCI LLC. Dr. Nelson has more than 25 years of experience in the semiconductor industry. Prior to joining ON Semiconductor, Dr. Nelson was Chief Executive Officer of 1st Silicon, where he was responsible for day-to-day operations including, worldwide manufacturing, sales, marketing and product development. From 1990 to 2002, Dr. Nelson served in several executive positions with General Instrument/General Semiconductor, including Chief Operations Officer and President of the company’s Asia-Pacific operation. Dr. Nelson’s industry experience also includes key positions at General Instrument, Unitrode, Fairchild Semiconductor and Analog Devices. Dr. Nelson earned both a Bachelor of Science degree with honors and a PhD in physics from the University of Ulster, Northern Ireland.

George H. Cave.    Mr. Cave has served as our General Counsel and Assistant Secretary for ON Semiconductor and SCI LLC since August 1999. He was subsequently elected Secretary in March 2000 and Vice President in May 2000. In May 2003, Mr. Cave became a Senior Vice President, and in August 2004, he was named Chief Compliance & Ethics Officer. Before his tenure with ON Semiconductor and SCI LLC, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for five years. Mr. Cave also serves as the Vice Chairman of the Board of Directors of the American Medical College of Homeopathy.

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

William A. Schromm.    Mr. Schromm has been with the Company since August 1999 and as of May 2006, serves as Senior Vice President and General Manager, Computing and Consumer Products Group for ON

Semiconductor and SCI LLC. Mr. Schromm has over 29 years of semiconductor industry experience. During his tenure with the Company he has held various positions. From December 2005 through May 2006, he served as the Vice President and General Manager of the High Performance Analog Division and also led the Analog Products Group beginning in December 2005 until May 2006. Beginning in January 2003 he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that, he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999.

Michael A. Williams.    Mr. Williams has been with the Company since August 1999 and has served in various capacities and effective as of May 2006, as Senior Vice President and General Manager of the Automotive and Power Group of ON Semiconductor and SCI LLC. Mr. Williams has over 20 years of semiconductor industry experience. Prior to his present position, within the Analog Products Group of the Company, he served as Vice President from February 2005 until May 2006, Director from 2002 through 2004, Product Manager from 2000 through 2002 and Technology Introduction Manager before 2000.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Geographical Information

For certain geographic operating information, see Note 17:, “Segment Information” of the notes to our audited consolidated financial statements and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case, as included elsewhere in this report. For information regarding other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report.

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

Item 1A.    Risk Factors

Trends, Risks and Uncertainties

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below, our revenues and operating performance, poor economic conditions and markets (including the current credit and financial conditions), the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions (including the recently completed acquisition of CMD), risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Trends, Risks and Uncertainties Related to Our Business

We have experienced declines in revenues and have incurred operating losses, and we may experience additional declines in revenues and incur additional operating losses in the future.

At times our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and incurred operating losses. Although, we have recently experienced some strength in our results over the course of the past couple fiscal years, reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business. We also currently face an environment of declining revenues, uncertain demand and pricing pressure in the markets our products address. In order to remain profitable, we must continue to successfully implement our business plan, including our cost reduction initiatives.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns and upturns.

The semiconductor industry is highly cyclical and, as a result, is subject to significant downturns and upturns. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. On the other hand, significant upturns have led to increased customer demand for our products and the risk of not being able to meet this demand in a timely and cost efficient manner. In some ways, we have experienced these conditions in our business in the past and may experience these in the future. We cannot accurately predict the timing of the current and future downturns and upturns in the semiconductor industry and how severe and prolonged these conditions might be. These future conditions in the semiconductor industry could seriously impact our revenues and harm our business, financial condition and results of operations.

Current economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

The United States and global economy is currently undergoing a period of slowdown and unprecedented volatility, and the future economic environment may continue to be less favorable for the foreseeable future. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Reduced spending has and may continue to drive us and our competitors to reduce product pricing, which would have a negative impact on gross profit. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our short term and long term strategies.

Furthermore, the United States and global credit markets continue to experience unprecedented contraction. As a result of the tightened credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit facilities. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures for the immediate future, if our operating results falter and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We face risks resulting from the expansion of our operations through acquisitions, including but not limited to, (1) the difficulty of integrating, aligning and coordinating organization, which will likely be geographically separated and involve separate technologies and corporate cultures; (2) our existing or prospective customers may delay or defer their purchasing or other decisions as we integrate new businesses and companies into our business, or they may seek to change their existing business relationships; (3) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (4) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (5) the risks of entering new markets in which we have limited experience; (6) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; (7) risks associated with integrating financial reporting and internal control systems including in the case of companies that we may acquire from time to time which are lacking in financial reporting and internal control systems; and (8) negative pressure on gross margins resulting from the stepped-up valuation of a target’s inventory. Current and prospective employees could experience uncertainty about their future with us, and as a result, we could lose key employees. These uncertainties may also impair our ability to recruit or motivate key personnel. In connection with a transaction, key employees of acquired businesses may receive substantial value in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. The integration of newly acquired businesses such as PulseCore and CMD will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. In connection with an acquisition, it is possible that we may anticipate tax savings through integration of the newly acquired business into our business and rationalization of a combined infrastructure. As with any estimate, it is possible that the estimates of the potential cost savings could turn out to be incorrect. Moreover, there can be no assurance that integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies or that these benefits will be achieved within a reasonable period of time.

We review goodwill associated with our acquisitions for impairment on an annual basis (See “Note 3: Significant Accounting Policies — Goodwill” to the Notes to our consolidated audited financial statements located elsewhere in this Form 10-K for additional information). In the past we recorded goodwill impairment charges related to our acquisitions of AMIS, Cherry Semiconductor Corporation (“Cherry”) and the PTC Business. Factors we consider important that could trigger a subsequent impairment to goodwill include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and/or increased costs, we may have further material goodwill impairments.

In addition, we may also issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results.

Our gross profit is dependent on a number of factors, including our level of capacity utilization.

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits. As a percentage of total revenues, gross profit was 35.1% for 2009 compared to 36.3% for 2008, and 37.7% for 2007. Gross profit declined in 2009 primarily due to decreases in prices and the effects of lower volume during the period, partially offset by cost savings from profitability enhancement programs. In 2008, the gross profit percentage declined primarily due to the sale of inventory that was written up to fair value in connection with the acquisitions of ADI, AMIS and Catalyst, as well as the decrease in average selling prices, partially offset by cost reduction activities. In 2007, the gross profit percentage declined because the decrease in average selling prices was not fully offset by cost reduction activities. Increased competition and other factors, including current economic factors, may lead to price erosion, lower revenues and lower margins for us in the future.

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

On January 31, 2009, we announced that we intended to accelerate our stand-alone cost reduction programs including a continued focus on the consolidation of our manufacturing operations. During the first quarter of 2009, we commenced certain actions to reduce overall spending levels, which continued through the second quarter of 2009. In addition, during the third quarter of 2009, we announced that employees will be required to take two weeks of paid vacation during the fourth quarter of 2009. For additional information regarding our profitability enhancement programs and cost reduction measures, see “Part II — Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost Savings and Restructuring Activities” included elsewhere in this Form 10-K.

We cannot assure you that future cost reduction initiatives will be successfully implemented, or will materially impact our profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

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

The semiconductor industry, particularly the market for semiconductor components, is highly competitive. As a result of the continuing economic downturn, competition in the markets in which we operate has intensified, as manufacturers of semiconductor components have offered reduced prices in order to combat production overcapacity and high inventory levels. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

On January 7, 2009, in connection with several cost reduction measures, we announced our intent to reduce 2009 capital expenditures. Actual expenditures were $55.3 million down from normalized yearly levels of approximately $130 to $140 million. This reduction, and any future reductions, may affect our ability to remain competitive or maintain efficiency and productivity. Ultimately, we may be forced to increase our future capital expenditures to meet our operational needs in, among other areas, manufacturing, information technology and equipment. We cannot assure you that we will have sufficient capital resources to make necessary investments in the areas discussed above or other areas we have not identified.

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

A significant amount of our total revenue is derived from the Americas, the Asia/Pacific region and Europe (including the Middle East). Similarly, we maintain significant operations in these regions. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

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

In the last few fiscal years, we have benefited from relatively low effective tax rates because most of our income has been earned and reinvested in jurisdictions outside the U.S. Recently-proposed income tax regulations in the United States could, under our existing tax structure, significantly increase our effective tax rate and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition.

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

Our success depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and financial personnel. The market for personnel with such qualifications is highly competitive. For example, analog component designers are difficult to attract and retain, and the failure to attract and retain analog component designers could compromise our ability to keep pace with our competitors in the market for analog components. In addition, in January 2009, we announced certain cost reductions that included the freezing of salaries and elimination of bonuses, mandatory unpaid time off, factory shutdowns and reduction in personnel. These measures, as well as any future cost reduction measures, could negatively affect morale and lead to unintended employee attrition at all levels of our organization. Moreover, we have not entered into employment agreements with all of our key personnel. As employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting over time. We have also issued restricted stock units with time-based vesting and performance based awards. Any difficulty relating to obtaining stockholder approval of new or amendments to equity compensation plans could limit our ability to issue these types of awards. Moreover, our stock price at times has declined substantially, reducing the effectiveness of certain of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

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

In addition, our acquisitions have subjected us to additional litigation, including our acquisition of CMD. In December 2009 and in January 2010, three purported class action lawsuits were filed in Delaware and California against us, CMD and its directors. On January 19, 2010, the parties entered into a memorandum of understanding to settle the three lawsuits, subject to court approval and a final settlement agreement. See Part I, Item 3, “Legal Proceedings” of this report for more information on these lawsuits. There can be no assurance that the result of these proceedings or any future proceedings that may arise out of our acquisition of CMD will not materially harm our business or adversely effect the integration of CMD into our corporate structure.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards, including Section 404 of the Sarbanes-Oxley Act.

Like most publicly-traded companies, we incur significant cost and spend a significant amount of management time and internal resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under Section 404 of the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. As we continue to make strategic acquisitions, mergers and alliances, the integration of these businesses increases the complexity of our systems of controls. While we devote significant resources and time to comply with the internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial process and reporting in the future. We have not been able to ascertain the impact that the integration of CMD will have in the future on our ability to maintain internal control over financial reporting. There can be no assurance that our independent registered public accounting firm will not identify a material weakness in the combined company’s internal control over financial reporting in the future. If internal controls over financial reporting are materially deficient, we may experience a loss of public confidence, which could have a material adverse effect on its business and stock price.

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

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In particular, through our AMIS subsidiary, we are subject to warranty and product liability claims relating to the medical market that are disproportional to the revenue we receive from our customers who incorporate our products into their goods or products. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in the electrical design, original equipment manufacturers are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, results of operations and financial condition.

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

We may be able to incur substantial additional indebtedness in the future. The agreements relating to our outstanding indebtedness currently limit us along with our subsidiaries from incurring additional indebtedness. While we expect to have sufficient cash and cash equivalents for the next 12 months, if we incur additional debt, the related risks that we now face could intensify and it is possible that we may need to raise additional capital to service this new debt and to fund our future activities. Moreover, some of the debt we may incur may be secured by the same collateral securing certain of our existing indebtedness. Ultimately, we may not be able to obtain additional funding on favorable terms, or at all, and we may need to curtail our operations significantly, reduce planned capital expenditures and research and development, or be forced to obtain funds through arrangements that management did not anticipate, including disposing of our assets and relinquishing rights to certain technologies or other activities that may impair our ability to remain competitive.

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

•	require the approval by holders of at least 66 2/ 3% of our outstanding common stock to amend any of these provisions in our certificate of incorporation or bylaws.

Although we believe these provisions make a higher third-party bid more likely by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if an initial offer may be considered beneficial by some stockholders.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

In the United States, our corporate headquarters as well as manufacturing, design center, and research and development operations are located in approximately 1.26 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. We own our manufacturing facilities in the United States, Japan, Malaysia, the Philippines, the Czech Republic, Thailand and Belgium. These facilities are primarily manufacturing operations, but also include office, utility, laboratory, warehouse and unused space. Additionally, we own research and development facilities located in Romania, Canada and East Greenwich, Rode Island. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and unused space.

As part of our 1999 recapitalization, Motorola conveyed to us the surface rights to a portion of the land located at our Phoenix facility, excluding the subsurface rights, and conveyed buildings located at the Phoenix facility. These buildings do not include any treatment facilities relating to Motorola’s environmental clean-up operations at the Phoenix facility. We executed a declaration of covenants, easements and restrictions with Motorola providing access easements for the parties and granting us options to purchase or to lease the subsurface rights of the land. Our remaining unused property and buildings at our Phoenix, Arizona site are currently being marketed for sale or lease. We will continue to use the Phoenix facility as our corporate headquarters. As previously announced on our Form 8-Ks filed with the SEC on January 9, 2009 and on February 4, 2009, as one of the cost reduction measures, we will be closing our remaining Phoenix wafer fabrication facility and transferring production to other sites within the Company’s infrastructure.

We believe that our facilities around the world, whether owned or leased, are well maintained. We believe that we have sufficient access to productive capacity to meet our needs for the majority of the products in our business lines for the foreseeable future. However, significant upturns have led to increased customer demand for our products and the risk of not being able to meet this demand in a timely and cost efficient manner.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the options to dismiss the amended complaints in the six focus cases.

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District

Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, and those appeals remain pending. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While we can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Other Litigation

On January 27, 2010, we completed our acquisition of all of the outstanding shares of common stock of CMD through a cash tender offer of $4.70 per share which was then followed by the merger of Purchaser (defined below) and CMD, in accordance with the December 14, 2009 definitive merger agreement (“Merger Agreement”) which we previously announced we had entered into with CMD (“Transaction”). Shortly after we signed the Merger Agreement and announced the tender offer, we were named as a defendant in three purported class action lawsuits, described below, filed in California and Delaware against us, CMD, CMD’s Board of Directors and Pac-10 Acquisition Corporation, a direct, wholly-owned subsidiary of ours (“Purchaser”).

On December 14, 2009, a purported class action lawsuit was filed in the Superior Court of Santa Clara County, California captioned Robert Varrenti, et al. v. Robert Dickinson, Edward Ross, John Sprague, David Wittrock, David Sear, Jon Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, California Micro Devices, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 109CV159469). On December 29, 2009, the plaintiff filed an amended complaint. On December 21, 2009, a second purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Annamarie Medeiros et al. v. California Micro Devices, Jon S. Castor, Robert V. Dickinson, Edward C. Ross, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, Pac-10 Acquisition Corporation and ON Semiconductor Corporation (No. 5159) On January 4, 2010, a third purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Sanjay Israni, et al. v. California Micro Devices, Robert V. Dickinson, Edward C. Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 5181). All three lawsuits contain similar allegations, stating generally that the proposed Transaction is the product of a breach of fiduciary duties by CMD’s Board of Directors by failing to adequately discharge their duties in negotiating and agreeing to the Transaction and that we and the Purchaser assisted in that breach. All three lawsuits requested an injunction enjoining the consummation of the Transaction. The Israni complaint also included a request for damages.

On January 19, 2010, the parties entered into a memorandum of understanding “(MOU”) to settle the three lawsuits, subject to court approval and a final settlement agreement. Under the MOU, CMD agreed to make available to shareholders certain additional information, which has been completed, and CMD or its insurer, agreed to pay plaintiffs’ counsel for fees and expenses not to exceed $495,000. We expect CMD’s insurer to pay $245,000 of this total amount. This payment did not affect the amount of consideration paid to the stockholders of CMD in connection with the Transaction. See the MOU document at Exhibit 10.1 to CMD’s Form 8-K filed with the SEC on January 20, 2010, and see a summary of the MOU in our Amendment No. 3 to Schedule TO filed with the SEC on January 20, 2010, which summary is incorporated by reference herein.

The defendants maintain that the lawsuits are completely without merit. Nevertheless, the defendants agreed to the settlement contemplated in the MOU in order to avoid costly litigation, eliminate the risk of delaying the closing of the Transaction, and because the only effect of the settlement on CMD stockholders was to provide additional disclosure. While we can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties (including Synopsys, Inc. (“Synopsys”), alleging infringement of a patent owned by Ricoh. AMIS promptly tendered the defense of this claim to Synopsys, and Synopsys agreed to assume the defense of the case on AMIS’ behalf to the extent that the Synopsys software that AMIS licensed from Synopsys is alleged to constitute the basis of Ricoh’s claim of infringement. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which has yet to schedule a hearing date. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009 the judge issued his ruling on the disputed claim element. Based on the judge’s claim element ruling, Synopsis filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion is scheduled for March 8, 2010. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Our common stock is traded on the Nasdaq Global Select Market and is traded under the symbol “ONNN” on the Nasdaq National Market. The following table sets forth the high and low sales prices for our common stock for the fiscal periods indicated as reported by the Nasdaq Global Select Market.

Range of Sales Price

	High	Low
2009
First Quarter	$5.10	$3.17
Second Quarter	$7.29	$4.47
Third Quarter	$9.12	$6.30
Fourth Quarter	$9.01	$6.32

2008
First Quarter	$9.06	$4.86
Second Quarter	$10.85	$5.46
Third Quarter	$10.72	$6.50
Fourth Quarter	$6.89	$2.35

As of February 19, 2010, there were approximately 296 holders of record of our common stock and 427,691,133 shares of common stock outstanding.

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

Equity Compensation Plan Table

Information concerning equity compensation plans is included in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” found elsewhere in this report.

Item 6.	Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements. The five-year selected consolidated financial data has been retrospectively adjusted as required as a result of the Company’s adoption of FASB amendments related to 1) accounting for convertible debt instruments that may be settled in cash upon conversion and 2) non-controlling interests in consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year ended December 31,
	2009 (3)	2008 (3)	2007 (3)	2006 (3)	2005
	(in millions, except per share data)
Statement of Operations data:
Revenues	$1,768.9	$2,054.8	$1,566.2	$1,531.8	$1,260.6
Restructuring, asset impairments and other, net (1)	24.9	26.2	3.0	(6.9)	3.3
Goodwill impairment charges (4)	—	544.5	—	—	—
Net income (loss) attributable to ON Semiconductor Corporation	61.0	(428.9)	203.6	251.1	78.1
Diluted earnings (loss) per common share (2)	$0.14	$(1.13)	$0.68	$0.73	$0.12

	December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet data:
Total assets	$2,414.3	$2,354.2	$1,637.6	$1,416.5	$1,148.5
Long-term debt, less current portion	727.6	901.9	920.3	901.2	874.5
Stockholders’ equity (deficit)	1,004.6	855.5	242.7	42.3	(157.0)

(1)	Restructuring, asset impairments and other, net include employee severance and other exit costs associated with our worldwide cost reduction and profitability enhancement programs, asset impairments, executive severance costs, a $2.0 million gain in 2009 associated with the sale of assets and intellectual property combined with a $2.5 million gain associated with the settlement of a legal dispute, partially offset by the write-off of net book value of property, plant, and equipment of $6.3 million, a $0.7 million gain in 2008 associated with the reversal of the capital lease obligations, partially offset by the write-off of the net book value of the software licenses that were included in property, plant, and equipment, a $5.7 million gain in 2006 associated with insurance proceeds received to replace damaged equipment in our Gresham, Oregon wafer fabrication facility, a $4.5 million gain in 2006 on the sale of a building at our corporate headquarters in Phoenix, Arizona and a manufacturing facility at our East Greenwich, Rhode Island location.

(2)	Diluted net income (loss) per common share for the year ended December 31, 2005 was calculated by deducting: dividends on our redeemable preferred stock of $9.2 million the accretion of the increase in redemption value of our redeemable preferred stock of $(1.0) million in 2005; the dividend from inducement shares issued upon conversion of convertible redeemable preferred stock of $20.4 million in 2005; the allocation of undistributed earnings to preferred shareholders of $9.7 million in 2005; then dividing the resulting amounts by the weighted average number of common shares outstanding (including the incremental shares issuable upon the assumed exercise of stock options and conversion of preferred stock to the extent they are not anti-dilutive) during such periods. On November 10, 2005, we entered into a Conversion and Termination Agreement with an affiliate of TPG to convert its preferred stock into approximately 49.4 million shares of our common stock. To induce the conversion, we issued approximately 3.9 million additional shares of our common stock to such affiliate of TPG. Following the conversion, none of the authorized shares of preferred stock remained outstanding.

(3)	Our results of operations include $54.2 million, $33.2 million, $16.5 million and $10.2 million of stock compensation expense during the years ended December 31, 2009, December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

(4)	In 2008, we recorded $544.5 million of goodwill impairment charges relating to AMIS, our PTC Business and to Cherry goodwill on our statement of operations for the year ended December 31, 2008. The impairment charge resulted from a decline in the operating results and a decline in our business outlook, primarily due to the current macroeconomic environment. We used the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as revenues, gross profits, operating expenses, and industry trends.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

This section presents summary information regarding our industry, markets and operating trends only. For a full understanding of the information summarized in this overview, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

According to WSTS, worldwide semiconductor industry sales were $220.1 billion in 2009, an decrease of 16.0% from $261.9 billion in 2008. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market since 2005:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percent Change	Total Addressable Market Sales (1)(2)	Percent Change
	(in billions)		(in billions)
2009	$220.1	-16.0%	$49.3	-20.2%
2008	$261.9	2.5%	$61.8	86.7%
2007	$255.6	3.2%	$33.1	7.8%
2006	$247.7	8.9%	$30.7	15.8%
2005	$227.5	6.8%	$26.5	0.0%

(1)	Based on shipment information published by WSTS, an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies and Estimates — Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
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

Following the unprecedented semiconductor industry revenue declines of 2001, the semiconductor industry began to show signs of stability in 2002 and grew more robust in both 2003 and 2004. Worldwide semiconductor industry sales grew by 8.9% in 2006, 3.2% in 2007, and 2.5% in 2008. Sales in our total addressable market remained stable in 2005, reflecting increases in volume that were offset by price declines. Sales in our total addressable market grew in 2006, reflecting increases in volume that exceeded the impact of further price declines. Sales in our total addressable market grew in 2007, reflecting increases in volume that exceeded the impact of further pure declines. Sales in our total addressable market grew significantly in 2008, reflecting the expanded markets we now serve with the acquisitions of AMIS and Catalyst that exceeded the impact of any pure declines. Sales in our total addressable market reached $49.3 billion in 2009. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 1.5% during 2010 through 2012. These projections are not ours and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2009 were $1,768.9 million, a decrease of 13.9% from $2,054.8 million for the year ended December 31, 2008, the majority of which was due to a downturn in the global economic environment during 2009. During 2009, we reported net income of $61.0 million. During 2008, we reported a net loss of $428.1 million that included a goodwill impairment charge of $544.5 million. Our gross margin decreased by approximately 120 basis points to 35.1% in 2009 from 36.3% in 2008. The primary reason for the decrease is attributable to decreases in price and the effects of lower volume, offset by cost savings from profitability enhancement programs and a lower amount of expensing of fair market value step up of inventory.

Outlook

Based upon current booking trends, backlog levels and estimated turns levels, we anticipate that total revenues will be approximately $515.0 million to $525.0 million in the first quarter of 2010. Backlog levels at the beginning of the first quarter of 2010 were up from backlog levels at the beginning of the fourth quarter of 2009 and represent over 90% of our anticipated first quarter of 2010 revenues. We expect that average selling prices for the first quarter of 2010 will be down approximately 1% to 2% from the fourth quarter of 2009. We expect cash capital expenditures of approximately $30.0 million to $40.0 million in the first quarter of 2010.

For the first quarter of 2010, we expect gross profit as a percentage of revenues to be approximately 40.0% to 41.0%. For the first quarter of 2010, we also expect total operating expenses of approximately $132.0 million to $136.0 million, which includes amortization of acquisition-related intangible assets, restructuring and other charges of $10.0 million.

We anticipate interest expense, net of interest income, and other expenses will be approximately $19.0 to $20.0 million for the first quarter of 2010, which includes non-cash interest expense of approximately $9.0 million relating to our convertible senior subordinated notes. We expect the provision for income taxes to be approximately $4.0 million in the first quarter of 2010, with cash payments of income taxes to be approximately $4.0 million in the first quarter of 2010. We also expect share-based compensation expense of approximately $13.0 million to $14.0 million in the first quarter of 2010.

Business Overview

We classify our products broadly as power analog, digital signal processing, mixed-signal, advanced logic, memory, data management semiconductors and standard semiconductor components. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog, discrete and memory categories used by WSTS.

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 247 new product families in 2009. There were 241 new product families in 2008, of which 73 were generated from acquisitions of AMIS and Catalyst, and 168 were from our existing business operations. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

During the first quarter of 2009, in response to the economic downturn, we commenced certain actions to reduce overall spending levels. These actions included: a reduction in 2009 capital expenditures to $55.3 million compared to normalized levels of between $130.0 million and $140.0 million; a temporary hiring freeze; the elimination of bonus payments during 2009; three weeks of unpaid time off for senior executives in both the first and second quarters of 2009; two weeks of unpaid time off or 4 day work week (based on local legal requirements) for other employees in both the first and second quarters of 2009; no annual merit increases; and a reduction in worldwide personnel. During the second quarter of 2009 we announced a reduction, for cost savings purposes, of 21 employees in Belgium. In addition, during the third quarter of 2009, we announced, among other things, that employees were required to take one week of unpaid and one week of paid vacation in the third quarter of 2009 and were required to take two weeks of paid vacation during the fourth quarter of 2009.

Our profitability enhancement programs will continue to focus on:

•	consolidating manufacturing sites to improve economies of scale;

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 4” and 6” to 8” wafers and smaller geometrics resulting in an increase to the number of die per wafer;

•	reducing the number of product platforms and process flows; and

•	focusing production on profitable product families.

Macroeconomic Environment

While we have recognized efficiencies from implemented restructuring activities and continue to implement profitability enhancement programs to improve our cost structure, the United States and global economy is currently undergoing a period of slowdown and unprecedented volatility, and the future economic environment may continue to be less favorable for the foreseeable future. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. These macroeconomic factors have affected our customers and suppliers which in turn has affected our business, including sales, the collection of receivables, and results of operations. Although we view many of these macroeconomic environment issues as temporary, our continuing outlook for the future will ultimately affect our future emphasis on marketing to,various industries, our future research and development efforts into new product lines and our segments in general.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2009, 2008 and 2007. The amounts in the following table are in millions:

	Year ended December 31,			Dollar Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Revenues	$1,768.9	$2,054.8	$1,566.2	$(285.9)	$488.6
Cost of revenues	1,148.2	1,309.3	975.7	(161.1)	333.6

Gross profit	620.7	745.5	590.5	(124.8)	155.0
Operating expenses:
Research and development	198.8	233.9	133.0	(35.1)	100.9
Selling and marketing	120.9	134.4	94.6	(13.5)	39.8
General and administrative	104.5	122.4	82.7	(17.9)	39.7
In-process research and development	—	27.1	—	(27.1)	27.1
Amortization of acquisition-related intangible assets	29.0	22.9	—	6.1	22.9
Restructuring, asset impairments and other net	24.9	26.2	3.0	(1.3)	23.2
Goodwill impairment charges	—	544.5	—	(544.5)	544.5

Total operating expenses	478.1	1,111.4	313.3	(633.3)	798.1

Operating income (loss)	142.6	(365.9)	277.2	508.5	(643.1)

Other income (expenses):
Interest expense	(64.6)	(79.9)	(77.4)	15.3	(2.5)
Interest income	0.8	6.9	13.0	(6.1)	(6.1)
Other	(4.7)	(2.9)	—	(1.8)	(2.9)
Gain (loss) on debt prepayment	(3.1)	3.8	(0.1)	(6.9)	3.9

Other income (expenses), net	(71.6)	(72.1)	(64.5)	0.5	(7.6)

Income (loss) before income taxes	71.0	(438.0)	212.7	509.0	(650.7)
Income tax (provision) benefit	(7.7)	9.4	(7.7)	(17.1)	17.1

Net income (loss)	63.3	(428.6)	205.0	491.9	(633.6)
Net income (loss) attributable to minority interests	(2.3)	(0.3)	(1.4)	(2.0)	1.1

Net income (loss) attributable to ON Semiconductor Corporation	$61.0	$(428.9)	$203.6	489.9	(632.5)

Revenues

Net revenues were $1,768.9 million, $2,054.8 million and $1,566.2 million in 2009, 2008 and 2007, respectively. The decrease from 2008 to 2009 was due to the drop in volume and mix of 9.5% combined with a reduction in average selling prices of 5.7%, partially offset by increases in revenues from our acquisition of Catalyst of $45.8 million, or 2.6%. The increase from 2007 to 2008 was due to revenues from our October 2008 acquisition of Catalyst and our March 2008 acquisition of AMIS of approximately $467.0 million combined with a full year of revenues from our acquisition of the PTC Business from ADI combined with an increase in volume and mix of approximately 6.0%, partially offset by a reduction in average selling prices of approximately 5.0%. The revenues by reportable segment in each of these three years were as follows (dollars in millions):

	Year Ended December 31, 2009	As a % Revenue	Year Ended December 31, 2008	As a % Revenue	Year Ended December 31, 2007	As a % Revenue
Automotive and Power Group	$400.9	22.7%	$486.3	23.7%	$390.4	24.9%
Computing & Consumer Group	409.0	23.1%	519.8	25.3%	433.4	27.7%
Digital and Mixed-Signal Product Group	393.0	22.2%	462.8	22.5%	168.8	10.8%
Standard Products Group	566.0	32.0%	585.9	28.5%	573.6	36.6%

Total revenues	$1,768.9		$2,054.8		$1,566.2

Revenues from automotive and power group declined from 2008 to 2009 and increased from 2007 to 2008. In 2009, this decline can be attributed to a decrease in revenues from MOSFETs of 24%, LDO and voltage regulators of 21%, mixed signal automotive products from the former AMIS of 7%, analog automotive products of 15% and auto power products of 5%. In 2008, this increase was attributed to an increase in revenues from mixed signal automotive products from the former AMIS and auto power products of 15%, partially offset by decreases in revenues from MOSFETs of 5%, analog automotive products of 16% and LDO and voltage regulators of 7%.

Revenues from computing and consumer products decreased from 2008 to 2009 and increased from 2007 to 2008. The decrease from 2008 to 2009 can be attributed to a decrease in revenues from power switch products of 21%, standard logic products of 29%, low voltage power products of 25%, analog switch products of 36%, AC to DC conversion products of 14%, signal and interface products of 11% and DC to DC conversion products of 32%. The increase from 2007 to 2008 can be attributed to increased revenues from power switch products of greater than 100%, AC to DC conversion products of 8%, low voltage power products of 7% and signal and interface products of 1%, partially offset by decreases in revenues from DC to DC conversion products of 13%, analog switch products of 8% and standard logic products of 4%.

Revenues from digital and mixed-signal products group decreased from 2008 to 2009 and increased from 2007 to 2008. The decrease from 2008 to 2009 can be attributed to decreased revenues from manufacturing service products of 71%, industrial products of 20%, military and aerospace products of 14%, high frequency products of 14%, integrated sensor products of 18% and communications and high voltage products of 1%, partially offset by increases in revenues from medical products of 34% and foundry products of 4%. The increase from 2007 to 2008 can be attributed to increased revenues from the acquisition of AMIS related products of military and aerospace, industrial, foundry, medical, integrated sensor products, and communications high voltage, partially offset by decreases in revenues from manufacturing services products of 30% and high frequency products of 20%.

Revenues from standard products decreased from 2008 to 2009 and increased from 2007 to 2008. The decrease in revenues from 2008 to 2009 is primarily attributed to decreases in revenues from rectifier products of 17%, small signal products of 9%, zener products of 24%, bipolar power products of 26%, protection products of

6% and thyristor products of 5%, partially offset by increases of revenues from our acquisition of Catalyst and filter products of 40%. The increase in revenues from 2007 to 2008 is primarily attributed to increases in revenues from protection products of 15% our acquisition of Catalyst, and rectifier products of 4%, partially offset by decreases in revenues from thyristor products of 10%, zener products of 5%, filter products of 10%, bipolar power products of 3% and small signal products of 1%.

Revenues by geographic area as a percentage of revenues were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Americas	21.5%	24.6%	23.8%
Asia/Pacific	62.3%	57.7%	61.6%
Europe	16.2%	17.7%	14.6%

Total	100.0%	100.0%	100.0%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia. Our shift in revenues by geographic area reflects this trend in 2007 but the acquisitions of AMIS reversed the trend in 2008.

One of our customers accounted for 11% of our revenues for the years ended December 31, 2009, 2008 and 2007.

Gross Profit

Our gross profit was $620.7 million, $745.5 million, and $590.5 million in 2009, 2008 and 2007, respectively. As a percentage of revenues, our gross profit was 35.1%, 36.3%, and 37.7% in 2009, 2008 and 2007, respectively. Gross profit as a percentage of revenues decreased during 2009 compared to 2008, primarily due to decreases in prices and the effects of lower sales volume during 2009 compared to 2008, partially offset by cost savings from profitability enhancement programs and a lower amount of expensing of fair market value step up in inventory. Gross profit as a percentage of revenues decreased during 2008 compared to 2007, primarily due to the sale of inventory that was written up to fair market value in connection with the acquisitions of AMIS and the PTC Business from ADI, which had a 9.5% impact, as well as the decrease in average selling prices of 5.0%, partially offset by cost reduction activities. The gross profit by reportable segment in each of these three years were as follows (dollars in millions):

	Year Ended December 31, 2009	As a % Net Revenue	Year Ended December 31, 2008	As a % Net Revenue	Year Ended December 31, 2007	As a % Net Revenue
Automotive & Power Group	$128.8	7.3%	$174.2	8.5%	$158.8	10.1%
Computing & Consumer Group	141.9	8.0%	220.3	10.7%	185.6	11.9%
Digital & Mixed- Signal Products	211.5	12.0%	180.9	8.8%	53.0	3.4%
Standard Products Group	173.7	9.8%	213.8	10.4%	214.0	13.7%

Gross profit by segment	655.9		789.2		611.4
Unallocated Manufacturing	(35.2)	-2.0%	(43.7)	-2.1%	(20.9)	-1.3%

Total gross profit	$620.7	35.1%	$745.5	36.3%	$590.5	37.7%

Gross profit from automotive and power group decreased from 2008 to 2009 and increased from 2007 to 2008. The decrease from 2008 to 2009 can be attributed to decreased gross profit from mixed signal automotive products of the former AMIS of 64%, MOSFETs products of 39%, analog automotive products of 39%, LDO and voltage regulator products of 36% and auto power products of 27%. The increase from 2007 to 2008 can be attributed to increased gross profit from mixed signal automotive products of the former AMIS and auto power products of 40%, partially offset by decreases in gross profit from MOSFETs products of 17%, analog automotive products of 15% and LDO and voltage regulator products of 9%.

Gross profit from the computing and consumer group decreased from 2008 to 2009 and increased from 2007 to 2008. The decrease from 2008 to 2009 can be attributed to decreased gross profit from low voltage power products of 43%, power switch products of 42%, AC to DC conversion products of 30%, standard logic products of 48%, signal and interface products of 20%, analog switch products of 38% and DC to DC conversion products of 42%. The increase from 2007 to 2008 can be attributed to increased gross profit from power switch products of greater than 100%, signal and interface products of 10%, low voltage power products of 8%, AC to DC conversion products of 5% and standard logic products of 3%, partially offset by decreases in gross profit from analog switch products of 19% and DC to DC conversion products of 21%.

Gross profit from digital and mixed-signal products increased from 2008 to 2009 and increased from 2007 to 2008. The increase in gross profit from 2008 to 2009 can be attributed to increased gross profit from medical products of 81%, foundry products of 32%, manufacturing services products of 21% and military and aerospace products of 16%, partially offset by decreases in gross profit from high frequency products of 11%, industrial products of 7%, communications and high voltage products of 6% and integrated sensor products of 2%. The increase in gross profit from 2007 to 2008 can be attributed to increased gross profit from the acquisition of AMIS products including military and aerospace products, industrial products, foundry products, medical products, communication and high voltage products and integrated sensor products, partially offset by decreases in gross profit from manufacturing services products of greater than 100% and high frequency products of 24%.

Gross profit from standard products decreased from 2008 to 2009 and remained relatively flat from 2007 to 2008. The decrease in gross profit from 2008 to 2009 can be attributed to decreases in gross profit from rectifier products of 37%, small signal products of 25%, zener products of 30%, protection products of 12%, bipolar power products of 35% and thyristor products of 9%, partially offset by increases in gross profit from products associated with our Catalyst acquisition and filter products of 12%. Gross profit from standard products remained relatively flat from 2007 to 2008. Increases in protection products of 17%, rectifier products of 11%, products from the acquisition of Catalyst and bipolar power products of 6%, offset by decreases in gross profit from small signal products of 10%, filter products of 17%, zener products of 8% and thyristor products of 4%.

Certain costs incurred during the manufacturing process are not allocated to the reportable segments. The decrease in unallocated manufacturing costs from $43.7 million in 2008 to $35.2 million in 2009 was due primarily to underutilized factory costs. The increase in unallocated manufacturing costs from $20.9 million in 2007 to $43.7 million in 2008 was due primarily to the write off of in-process research and development associated with our acquisitions of AMIS and Catalyst of $27.1 million combined with lower underutilized factory costs.

Operating Expenses

Research and development expenses were $198.8 million, $233.9 million and $133.0 million, representing 11.2%, 11.4% and 8.5% of revenues in 2009, 2008 and 2007, respectively. The decrease from 2009 to 2008 was primarily attributable to a decrease in costs related to employee wages and salaries as a result of mandatory time off and overall cost-savings plans, including headcount reductions in response to the economic decline, a portion of proceeds received from the settlement of two lawsuits in our favor for patent infringement, partially offset by increased stock compensation expense. The increase from 2007 to 2008 was primarily attributable to increased expense associated with on-going research and development activities as a result of the acquisitions of Catalyst,

AMIS and the PTC Business from ADI, as well as the development of new process technologies in our Gresham fabrication facility and the effects of foreign currency on wages.

Selling and marketing expenses were $120.9 million, $134.4 million and $94.6 million, representing 6.8%, 6.5% and 6.0% of revenues in 2009, 2008 and 2007, respectively. The decrease from 2008 to 2009 was primarily attributed to decreased selling and marketing activities associated with a reduction in sales commission expenses due to the decrease in revenues, combined with a decrease in employee wages and salaries as a result of mandatory time off and reductions in headcount, partially offset by increased stock compensation expense. The increase from 2007 to 2008 was primarily attributed to increased selling and marketing activities as a result of the acquisition of AMIS combined with increased activity at our solution engineering centers in North America and Asia combined with the expansion of our sales and marketing presence in China and the effects of foreign currency on wages.

General and administrative expenses were $104.5 million, $122.4 million and $82.7 million representing 5.9%, 6.0% and 5.3% of revenues in 2009, 2008 and 2007, respectively. The decrease from 2008 to 2009 was attributable to decreases in employee wages and salaries as a result of mandatory time off and reductions in headcount, partially offset by increased stock compensation expense. The increase from 2007 to 2008 was attributable to increases in stock compensation expense, general and administrative expenses associated with the acquisition of AMIS and increased costs associated with AMIS integration activities, combined with the effects of foreign currency on wages, partially offset by decreased employee performance bonuses.

Other Operating Expenses — Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other charges were $24.9 million, $26.2 million and $3.0 million in 2009, 2008 and 2007, respectively. Our individual quarterly restructuring charges are summarized below. For more information see Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this report.

•	$(0.7) million gain recorded in the fourth quarter of 2009, consisting of:

•	$2.0 million gain on the sale of intellectual property;

•

$0.7 million of asset impairments resulting from the fact that we have changed our plans related to the use of certain software, and management considers the cease and use of these assets as other than temporarily impaired;

•	$0.4 million of exit costs associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia; and

•	$0.2 million of employee separation charges associated with the January 2009 worldwide employee reduction program.

•	$7.9 million charge recorded in the third quarter of 2009, consisting of:

•	$5.4 million asset impairments on the Peistany, Slovakia manufacturing facility resulting from a subsequent decline in estimated fair value of the Piestany property;

•	$0.5 million of employee separation charges associated with the January 2009 worldwide employee reduction program:

•	$1.0 million of employee separation charges associated with the 2009 design center closures;

•	$(0.2) million adjustment to employee separation charges associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia;

•	$0.7 million in exit costs associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia;

•	$0.2 million in exit costs associated with the 2009 design center closures; and

•	$0.3 million in exit costs associated with the 2008 acquisition of AMIS.

•	$8.1 million charge recorded in the second quarter of 2009, consisting of:

•	$1.3 million employee separation charges associated with the May 2008 announced shut down of the manufacturing facilities in Peistany, Slovakia;

•	$1.7 million of employee separation charges associated with the January 2009 worldwide employee reduction program:

•	$3.9 million of employee separation charges associated with the 2009 Belgium workforce reduction;

•	$0.4 million in exit costs associated with the January 2009 worldwide employee reduction program;

•	$0.2 million in exit costs associated with the May 2008 announced shut down of the manufacturing facilities in Piestany, Slovakia;

•	$0.4 million in exit costs associated with the 2008 acquisition of AMIS; and

•	$0.2 million of asset impairments resulting from the fact that we have no plans to use certain assets, and management considers the cease of use of these assets as other than temporarily idled.

•	$9.6 million charge recorded in the first quarter of 2009, consisting of:

•	$10.2 million employee separation charges associated with the January 2009 worldwide employee reduction program;

•	$0.6 million of employee separation charges associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia:

•	$0.4 million in exit costs associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia:

•	$0.9 million in exit costs associated with the 2008 acquisition of AMIS; and

•	$2.5 million net gain associated with the settlement of two legal disputes.

•	$3.7 million charge recorded in the fourth quarter of 2008, consisting of:

•

$2.3 million of asset impairments resulting from the fact that we have changed our plans related to the use of certain software, and management considers the cease of use of these assets as other than temporarily impaired;

•	$0.1 million charge relating to the cancellation of contract with supplier associated with the May 2008 announced shutdown of manufacturing facilities in Piestany, Slovakia;

•	$0.8 million of employee separation charges associated with the May 2008 announced shutdown of the manufacturing facility in Piestany, Slovakia; and

•	$0.5 million of exit costs associated with the exit and clean up of wafer fabrication facility.

•	$2.5 million charge recorded in the third quarter of 2008, consisting of:

•

$1.9 million of employee separation charges: including $1.1 million of termination benefits for 24 AMIS employees due to plans to eliminate certain duplicative positions and $0.8 million for termination benefits for approximately 430 employees due to the announced shutdown of the manufacturing facilities in Piestany, Slovakia; and

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

•

$0.3 million of exit costs related to the 2008 acquisition of AMIS for charges incurred to terminate software licenses under certain lease agreements with external customers found to be duplicative between historical ON Semiconductor licenses and historical AMIS licenses; and

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

•	$1.8 million of exit costs related to the 2008 acquisition of AMIS for charges incurred to terminate software licenses under certain lease agreements with external customers found to be duplicative;

•	$2.2 million of asset impairments which results from the impairment of internally developed software that management does not consider a temporary cessation of use; and

•	$0.7 million net gain for the settlement of the capital lease obligation, related to software licenses that were included in property, plant, and equipment.

•	$1.0 million charge recorded in the fourth quarter of 2007, consisting of:

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

Other Operating Expense — Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets were $29.0 million, $22.9 million and zero in 2009, 2008 and 2007, respectively. The increase of $6.1 million from 2008 to 2009 was primarily attributable to a full year of amortization of intangible assets associated with our acquisitions of Catalyst and AMIS. The increase of $22.9 million from 2007 to 2008 was attributable to the amortization of intangibles from our October 10, 2008 acquisition of Catalyst and our March 17, 2008 acquisition of AMIS.

Other Operating Expense — Goodwill Impairment Charges

We monitor the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed the annual impairment analysis of goodwill at the reporting unit level as of the first day of the fourth quarter by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying value of the goodwill exceeds the fair value of the reporting unit goodwill. During the fourth quarter of 2008, we determined that based on current market conditions and a decline in our business outlook, primarily due to the macroeconomic environment, $544.5 million of the carrying amount of our goodwill was impaired. The goodwill allocated to the impaired reporting units was primarily from our December 31, 2007 acquisition of the PTC Business and our March 17, 2008 acquisition of AMIS. The remaining reporting units whose goodwill was not impaired had declines in business outlook, although not significant enough to trigger impairment. We recognized goodwill impairment charges of $416.3 million in the digital and mixed-signal product group segment, and $128.2 million in the computing and consumer products segment for a total charge of $544.5 million. The fair value of each reporting unit to which goodwill was assigned was estimated using the present value of estimated future cash flows. There was no impairment of goodwill for the years ended December 31, 2009 and 2007.

Operating Income

Information about operating income from our reportable segments for the years ended December 31, 2009, 2008 and 2007 are as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For the year ended December 31, 2009:
Segment operating income	$24.5	$37.4	$70.2	$94.7	$226.8
For the year ended December 31, 2008:
Segment operating income	$51.1	$87.4	$48.9	$121.0	$308.4
For the year ended December 31, 2007:
Segment operating income	$82.2	$77.9	$34.6	$131.7	$326.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follows, in millions:

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Operating income for reportable segments	$226.8	$308.4	$326.4
Unallocated amounts:
Restructuring asset impairments and other charges, net	(24.9)	(26.2)	(3.0)
Goodwill impairment	—	(544.5)	—
Other unallocated manufacturing costs	(35.2)	(43.7)	(20.9)
Other unallocated operating expenses	(24.1)	(59.9)	(25.3)

Operating income (loss)	$142.6	$(365.9)	$277.2

Other unallocated operating expenses decreased from $59.9 million in 2008 to $24.1 million in 2009 primarily due to no write off of in-process research and development during 2009 as compared to 2008. Other unallocated operating expenses increased from $25.3 million in 2007 to $59.9 million in 2008 primarily due to increased costs associated with the write off of in-process research and development associated with our acquisitions of $27.1 million combined with increased costs to develop new products in our Gresham wafer fabrication facility that impact all reporting segments.

Interest Expense

Interest expense was $64.6 million, $79.9 million and $77.4 million in 2009, 2008 and 2007, respectively. We recorded amortization of debt discount to interest expense of $34.9 million, $41.6 million and $38.6 million in 2009, 2008 and 2007, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during 2009, 2008 and 2007 was $971.6 million, $980.4 million, and $940.1 million, respectively. Our weighted-average interest rate on long-term debt (including current maturities) was 6.6%, 8.1% and 8.2% per annum in 2009, 2008 and 2007, respectively. See “Liquidity and Capital Resources — Key Financing Events” for a description of our recent refinancing activities.

Gain (Loss) on Debt Repurchases

Loss on debt repurchase totaled $3.1 million in 2009. During 2009, we repurchased approximately $99.7 million of our zero coupon senior subordinated notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We reduced unamortized debt discount by $8.7 million and recognized a $3.1 million loss on the repurchases, which included the write-off of $0.7 million in unamortized debt issuance costs. Gain on debt repurchase totaled $3.8 million in 2008. During the fourth quarter of 2008, we repurchased $60.9 million of our zero coupon convertible senior subordinated notes due 2024, for approximately $49.4 million. The $3.8 million gain on the repurchase was offset by the write-off of $0.5 million of proportionate share of the debt issuance costs associated with the zero coupon convertible notes. Loss on debt repurchases totaled $0.1 million in 2007. During the first quarter of 2007, we incurred a loss on debt repurchase of $0.1 million resulting from the prepayment of $23.9 million of our senior bank facilities. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Income Tax Benefit (Provision)

Income tax benefit (provision) was $(7.7) million, $9.4 million and ($7.7) million in 2009, 2008 and 2007, respectively.

The 2009 provision included $13.0 million for income and withholding taxes of certain of our foreign and U.S. operations and $3.4 of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by a tax benefit of $8.7 million for the reversal of previously accrued income taxes for uncertain tax positions that have been effectively settled through examination.

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

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our off-balance sheet arrangements, our contingencies, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (3)	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt (2)	$1,133.0	$230.9	$60.3	$134.4	$602.2	$101.2	$4.0
Operating leases (1)	74.8	20.1	15.9	12.1	8.6	4.8	13.3
Purchase obligations (1):
Capital purchase obligations	85.7	82.8	1.3	1.3	0.3	—	—
Foundry and inventory purchase obligations	75.0	61.9	4.5	4.6	3.8	0.2	—
Mainframe support	2.7	2.3	0.4	—	—	—	—
Information technology and communication services	29.8	16.4	9.3	3.7	0.4	—	—
Other	47.3	19.9	6.3	3.6	3.0	3.0	11.5

Total contractual obligations	$1,448.3	$434.3	$98.0	$159.7	$618.3	$109.2	$28.8

(1)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources — Off Balance Sheet Arrangements” for description of our off-balance sheet arrangements).
(2)	Includes the interest portion of payments for long-term debt.
(3)	The table above does not include approximately $17.0 million of liability related to unrecognized tax benefits under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) included in ASC 740 Income Taxes, because we are unable to reasonably estimate the timing of settlement of uncertain tax liabilities.

Our long-term debt includes $170.2 million outstanding under senior bank facilities, $99.4 million of zero coupon convertible senior subordinated notes due 2024 at par, $95.0 million of 1.875% convertible senior subordinated notes due 2025 at par, $484.0 million of 2.625% convertible senior subordinated notes due 2026 at par, $7.8 million of loans with three Japanese banks, $46.0 million of loans with two Chinese banks, $45.4 million outstanding loans with four Philippine banks, $23.1 million of loans with a British finance company and $78.6 million of capital lease obligations. For purposes of the contractual obligations schedule, we have shown the convertible debt at par value maturing upon the first put date. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 12: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.)

Our balance of cash and cash equivalents was $525.7 million at December 31, 2009. Despite recent revenue reductions, we have taken actions to lower the amount of revenues required each quarter to break even on a cash basis, as such we believe that our cash flow from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next 12 months.

Off Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desk top computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. Our senior bank facilities include a $25.0 million revolving facility. Letters of credit totaling $1.2 million were outstanding under the revolving facility at December 31, 2009. One of our foreign exchange hedging agreements has a provision for termination if at any time the amount available under our revolving facility is less than $2.5 million. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank has an outstanding amount of $4.4 million as of December 31, 2009. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2009. We also have outstanding guarantees and letters of credit outside of our revolving facility and the non-reusable commitment credit totaling $13.0 million at December 31, 2009.

As part of securing financing in the normal course of business, we issued guarantees related to two of our capital lease obligations which totaled approximately $26.1 million as of December 31, 2009. In addition, SCI LLC, our primary domestic operating subsidiary, guarantees on an unsecured basis approximately $3.6 million of a loan by one of our Japanese subsidiaries. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $74.8 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

We believe that the key factors that could affect our internal and external sources of cash include:

•

factors that affect our results of operations and cash flows, including changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our productivity and our ability to make the research and development expenditures required to remain competitive in our business; and

•

factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, our ability to maintain compliance with financial covenants under our existing credit facilities and other limitations imposed by our credit facilities or arising from our substantial leverage or arising out of the sudden reduction in the general availability of lending from banks or the related increase in cost to obtain bank financing.

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

EBITDA

As discussed in Note 8: “Long-Term Debt” to our audited consolidated financial statements included elsewhere in this report, our debt covenants require us to stay within certain leverage ratios based on the consolidated earnings (net income) before interest expense, provisions for income taxes, depreciation and amortization expense for the last four quarters. “Consolidated EBITDA,” as defined under the documents for our senior bank facilities totaled approximately $383.7 million for the four consecutive fiscal quarters ended December 31, 2009.

If we were not in compliance with the covenants contained in our senior bank facilities, the holders of our senior bank facilities could cause all outstanding amounts as of December 31, 2009, which were comprised of $170.2 million of our term loan, to be due and payable immediately and the $1.2 million of letters of credit to be fully cash collateralized. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of December 31, 2009 approximately $727.6 million remained outstanding under other debt that may be accelerated based on this covenant.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $549.6 million at December 31, 2009. Our working capital, excluding cash and cash equivalents, was $23.9 million at December 31, 2009, and has fluctuated between $101.3 million and $13.1 million over the last eight quarter-ends.

The components of our working capital at December 31, 2009 and 2008 are set forth below (in millions), followed by explanations for changes between 2008 and 2009 for cash, and cash equivalents and any other changes greater than $5 million:

	December 31,		Change
	2009	2008
Current Assets
Cash and cash equivalents	$525.7	$458.7	$67.0
Short-term investments	45.5	—	45.5
Receivables, net	260.9	188.8	72.1
Inventories, net	269.9	335.5	(65.6)
Other current assets	51.5	55.5	(4.0)
Deferred income taxes	15.1	12.0	3.1

Total current assets	1,168.6	1,050.5	118.1

Current Liabilities
Accounts payable	172.9	178.2	(5.3)
Accrued expenses	135.5	138.4	(2.9)
Income taxes payable	5.0	4.1	0.9
Accrued interest	0.9	1.3	(0.4)
Deferred income on sales to distributors	98.8	114.1	(15.3)
Current portion of long-term debt	205.9	107.9	98.0

Total current liabilities	619.0	544.0	75.0

Net working capital	$549.6	$506.5	$43.1

The increase of $67.0 million of cash and cash equivalents is primarily due to $276.9 million of cash provided by operating activities, partially offset by $126.3 million of cash used in investing activities and $83.8 million of cash used in financing activities.

The increase of $45.5 million in short-term investments is the result of investing excess cash in investments with maturities between 3 months and one year, to earn higher rates of return.

The increase of $72.1 million in receivables, net is the result of increased shipments at the end of the fourth quarter of 2009 compared to the fourth quarter of 2008.

The decrease of $65.6 million in inventories, net is the result of higher sales volume during the year ended December 31, 2009 compared to the year ended December 31, 2008.

The decrease of $5.3 million in accounts payable is the result of the effects of timing of payments during the year ended December 31, 2009 compared to the year ended December 31, 2008.

The decrease of $15.3 million in deferred income on sales to distributors is the result of a reduction in inventories at our distributors.

The increase of $98.0 million in the current portion of long-term debt was primarily due to the reclassification of the principal balance of our zero coupon convertible notes due April 2010, partially offset by the repayment of the Belgian loan and the maturity of two of our foreign loans.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, foreign tax receivables, pension assets and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, during the first half of 2010 might not be readily obtained on reasonable terms due to supply constraints. Capital expenditures were $55.3 million, $95.0 million and $140.7 million in 2009, 2008 and 2007, respectively. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 12: “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this report. For further discussion of our tax reserves, see Note 9: “Income Taxes” to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

Our long-term debt includes amounts outstanding under our senior bank facilities, which contain covenants with which we were in compliance as of December 31, 2009.

During the second half of 2003, we began undertaking measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures continued in 2009. Set forth below is a summary of the key financing events affecting our capital structure during the last three years.

March 2007 Amendment to Senior Bank Facilities

In March 2007, we refinanced $175.0 million of term loan under our senior bank facilities to, among other things, reduce the interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. We also refinanced $25.0 million of revolving facility to reduce the commitment and participation fees from 0.50% to 0.375% and from 2.75% to 1.75%, respectively. The amended and restated credit agreement also extended the maturity date of the facilities by approximately four years to 2013. Additionally, we repaid in the first quarter of 2007 approximately $23.9 million of the term loan under the senior bank facilities. Also see Part IV, Item 15 “Exhibit and Financial Statement Schedules” and Note 8: “Long-Term Debt” of the notes to the consolidated audited financial statements of this Form 10-K.

October 2007 Philippine Loan

In October 2007, we entered into a five-year syndicated loan agreement with three Philippine banks to finance capital expenditures and other general corporate purposes. The loan amount of $25.0 million, which had a remaining balance of $18.7 million at December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in October 2012.

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

April 2008 Japanese Loan

In April 2008, one of our Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan, which bore interest payable quarterly at an annual rate of 1.875% was repaid during the first quarter of 2009.

June 2008 Belgian Loan

In June 2008, one of our European subsidiaries, entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which bore interest payable daily at the European Overnight Index Average (“EONIA”) plus 0.4% was repaid during the second quarter of 2009.

August 2008 Philippine Loan

In August 2008, one of our Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $10.5 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 0.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in August 2013.

September 2008 Philippine Loan

In September 2008, one of our Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $5.9 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 1.25% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in September 2013.

November 2008 Japanese Loan

In November 2008, one of our Japanese subsidiaries entered into a five-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $2.6 million as of December 31, 2009 (based on the yen-to-dollar exchange rate in effect at that date), bears interest at an annual rate of 1.875% and requires semi-annual principal payments through November 2013 of approximately $0.3 million (based on the yen-to-dollar exchange rate at December 31, 2009) along with accrued interest.

December 2008 Japanese Loan

In December 2008, one of our Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $1.6 million as of December 31, 2009 (based on the yen-to-dollar exchange rate in effect at that date), bears interest payable monthly at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.75%.

June 2009 Chinese Loan

In June 2009, one of our Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $7.0 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 5.0% per annum. The full amount of the loan is due in June 2010.

July 2009 Chinese Loan

In July 2009, one of our Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $7.0 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 4.0% per annum. The full amount of the loan is due in July 2010.

July 2009 Philippine Loan

In July 2009, our Philippine subsidiary entered into a loan agreement with two Philippine banks to finance up to $14.0 million of the expansion of the Philippine manufacturing facility. The loan, which has scheduled draw downs in the next twelve months, bears interest payable quarterly based on 3-month LIBOR plus 5.75% per annum. As of December 31, 2009, $10.3 million had been drawn down and was outstanding. Sixty percent of the loan will be repaid over nineteen equal quarterly principal installments, with the balance due in July 2014.

October 2009 Chinese Loans

In October of 2009, one of our Chinese subsidiaries entered into two short-term loan agreements for a total amount of $13.0 million with a Chinese bank to finance the purchase of raw materials. The loans refinanced two loans with the same bank that matured in 2009. The loans, which had a balance of $13.0 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 2.5% per annum. The full amount of the loans is due in October 2010.

November 2009 Chinese Loan

In November 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan refinanced a loan with the same bank that matured in 2009. The loan, which had a balance of $7.0 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 3.0% per annum. The full amount of the loan is due in November 2010.

November 2009 British Loan

In November 2009, one of the Company’s European subsidiaries entered into a loan with a United Kingdom based finance company, secured by certain assets, to finance general corporate purposes. The loan, which had a balance of $23.1 million as of December 31, 2009 (based on euro-to-dollar exchange rate in effect at that date), bears interest payable monthly at 1-month LIBOR plus 1.4%. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The loan agreement can be cancelled by a 90-day written notification.

December 2009 Chinese Loan

In December 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank for working capital purposes. The loan, which had a balance of $12.0 million as of December 31, 2009, bears interest payable quarterly based on 6-month LIBOR plus 1.8% per annum. The full amount of the loan is due in December 2010.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2009 and 2008 (dollars in millions):

	December 31, 2009	December 31, 2008
Senior Bank Facilities:
Term Loan, interest payable quarterly at 2.00063% and 2.2113%, respectively	$170.2	$171.9
Revolver		—

	170.2	171.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	96.9	177.7
1.875% Convertible Senior Subordinated Notes due 2025 (2)	76.5	71.3
2.625% Convertible Senior Subordinated Notes due 2026 (3)	389.0	369.6
2.25% Loan with Japanese bank due 2010, interest payable semi-annually	3.6	7.9
Loan with Philippine banks due 2010 through 2012, interest payable quarterly at 1.28438% and 5.81875%, respectively	18.7	21.8
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.00563% and 2.94625%, respectively	10.5	12.1
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.50375% and 3.17125%, respectively	5.9	6.8
Loan with Philippine banks due 2010 through 2014, interest payable quarterly at 6.03063%	10.3	—
Loan with Chinese bank due 2010, interest payable quarterly at 2.7825% and 2.6975%, respectively	7.0	7.0
Loan with Chinese bank due 2010, interest payable quarterly at 3.2725% and 2.6975%, respectively	7.0	7.0
Loan with Chinese bank due 2010, interest payable quarterly at 2.7825% and 2.6975%, respectively	6.0	6.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 5.25063%	7.0	—
Short-term loan with Chinese bank due 2010, interest payable quarterly at 4.28063%	7.0	—
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.2525%	12.0	—
Loan with Chinese bank due 2009, interest payable semi-annually at 5.455%	—	11.3
Loan with Chinese bank due 2009, interest payable semi-annually at 5.175%	—	5.0
Loan with Chinese bank due 2009 through 2013, interest payable semi-annually at 3.0913%	—	6.9
Loan with Belgian bank, interest payable daily at 2.7520%	—	25.0
Loan with British finance company, interest payable monthly at 1.75%	23.1	—
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	—	5.5
1.875% Loan with Japanese bank due 2010 through 2013, interest payable semi-annually	2.6	3.3
Short-term loan with Japanese bank due 2010, interest payable monthly at 1.06% and 1.42%, respectively	1.6	1.7
Capital lease obligations	78.6	92.0

	933.5	1009.8
Less: Current maturities	(205.9)	(107.9)

	727.6	901.9

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 shall be purchased by the Company at the option of the holders of the notes on April 15, 2010, or thereafter.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 shall be purchased by the Company at the option of the holders of the notes on December 15, 2012, or thereafter.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 shall be purchased by the Company at the option of the holders of the notes on December 15, 2013, or thereafter.

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our senior bank facilities.

SCI LLC, our primary domestic operating subsidiary, is the borrower under our senior bank facilities. ON Semiconductor and our other domestic subsidiaries fully and unconditionally guarantee on a joint and several basis the obligations of the borrower under such facilities. ON Semiconductor is the issuer, and SCI LLC is a guarantor, of our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. Our other domestic subsidiaries, with the exception of our domestic subsidiaries acquired from AMIS, Catalyst and PulseCore fully and unconditionally guarantee on a joint and several basis the obligations of the issuers of such notes. None of our non-U.S. subsidiaries guarantee the senior bank facilities or the notes.

As of December 31, 2009, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our senior bank facilities and the indentures relating to our zero coupon convertible senior subordinated notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through December 31, 2010.

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

The maximum secured leverage ratio financial maintenance covenant in the credit agreement relating to our senior bank facilities (comprised of our term loan and our revolving facility) requires that, at the end of each fiscal quarter during which any revolving loans, swingline loans or letters of credit are outstanding under our $25 million revolving facility (other than letters of credit fully secured by cash collateral on terms to be agreed), the Secured Leverage Ratio (as defined in such credit agreement) not exceed 2.5 to 1.0, provided that if, at the end of any such fiscal quarter, the Secured Leverage Ratio exceeds 2.5 to 1.0, SCI LLC may, within 45 days after the end of such fiscal quarter, repay all loans outstanding under our revolving facility and fully cash collateralize all letters of credit thereunder, and if SCI LLC does so then no default shall be deemed to have occurred and be continuing. As long as we are not in default or provided we cure the default as outlined above, the $170.2 million outstanding as of December 31, 2009 under our term loan remains due in 2013 subject to the scheduled principal amortization. We currently have $1.2 million in outstanding letters of credit under our $25.0 million revolving facility and a Secured Leverage Ratio of approximately 0.7 to 1.0 for the four consecutive fiscal quarters ended December 31, 2009.

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

New Accounting Pronouncements Adopted

Adoption of SFAS No. 141 (Revised 2007), “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) is included in ASC 805 Business Combinations and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous practice resulting form SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and , for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transactions and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We accounted for our November 4, 2009 acquisition of PulseCore in accordance with SFAS 141(R). See Note 5: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion.

Adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is included in Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”) and establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. This statement clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160, now included in ASC 810, on January 1, 2009, and as a result the prior period consolidated balance sheets and statements of operations were retroactively modified to comply with its requirements (See also Note 10: “Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion).

Adoption of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

As of January 1, 2009, we adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is included in the ASC 470 Debt and is effective for our $99.4 million aggregate principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024, our $95.0 million aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 and our $484.0 million aggregate principal amount of 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, “Convertible Notes”). It requires retrospective application for all periods presented and requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The liability component was recognized at the present value of its cash flows discounted using a discount rate equivalent to our borrowing rate at the date of the issuance of the Convertible Notes for similar debt instruments without the conversion feature. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability as of the date of the issuance of the Convertible Notes. It also requires an accretion of the debt discount resulting from the allocation of a portion of the proceeds to equity over the expected life of the Convertible Notes, which is the first put date. The equity component, liability component and net carrying value for each of the convertible notes as of the date of issuance, as of December 31, 2008 and as of December 31, 2009 are set forth in the table below. Also included in the table for each of the Convertible Notes are the effective interest rates on the liability component, interest expense resulting from contractual interest coupons and interest expense resulting from non-cash amortization of the debt discount for the year ended December 31, 2009, as well as the first put date for each of the Convertible Notes.

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
As of the date of issuance:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(107.3)	(36.7)	(149.3)

Net carrying amount	$152.7	$58.3	$334.7

As of December 31, 2008:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	199.1	95.0	484.0
Unamortized discount	(21.4)	(23.7)	(114.4)

Net carrying amount	$177.7	$71.3	$369.6

As of December 31, 2009:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	99.4	95.0	484.0
Unamortized discount	(2.5)	(18.5)	(95.0)

Net carrying amount	$96.9	$76.5	$389.0

Conversion price per share	$9.82	$7.00	$10.50

Common shares on which the aggregate consideration to be delivered is determined	10.1	13.6	46.1

For the year ended December 31, 2007:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	17.9	4.3	16.4

Total interest expense	$17.9	$6.1	$29.1

For the year ended December 31, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	19.0	4.7	17.9

Total interest expense	$19.0	$6.5	$30.6

For the year ended December 31, 2009:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	10.2	5.2	19.5

Total interest expense	$10.2	$7.0	$32.2

First put date	April 15, 2010	December 15, 2012	December 15, 2013

The consolidated statements of operations were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Year Ended December 31,
	2008	2007
Additional pre-tax non-cash interest expense	$(41.6)	$(38.6)
Gain (loss) on debt prepayment	$3.8	$(0.1)

Retroactive decrease in net income and increase in accumulated deficit	$(37.8)	$(38.7)
Decrease to basic net income per share	$(0.10)	$(0.13)
Decrease to diluted net income per share	$(0.10)	$(0.13)

Although our adoption of the standard had a material effect on our consolidated statement of operations it did not have a material impact on the Company’s liquidity due to the non-cash nature of these adjustments.

Adoption SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which is included in ASC 815 Derivatives and Hedging (“ASC 815”). It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

Adoption of SFAS No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS No. 168”). It is included in ASC 105 Generally Accepted Accounting Principles (“ASC 105”) and establishes the FASB Accounting Standards Codification TM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. It will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Our adoption of this pronouncement during the quarter ended October 2, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Adoption of FSB FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets”

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets,” which amends SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits” and is included in ASC 715 — Compensation — Retirement Benefits (“ASC 715”). It provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The objectives of these disclosures are to provide users of financial statements with an understanding of:

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

The disclosures about plan assets required by this pronouncement have been included in Note 12: “Employee Benefit Plans” of the notes to our audited Consolidated Financial Statements included elsewhere in this report.

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

Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as PulseCore, Catalyst and AMIS, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. Approximately $82.2 million of the initial $86.2 million in the inventory step up for the PulseCore, Catalyst and AMIS acquisitions has been expensed to the statement of operations when the inventory was shipped to the customer, leaving $4.0 million in inventory and inventories at distributors at December 31, 2009. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2007, 2008 and 2009, no incremental domestic deferred tax benefits were recognized. As of December 31, 2009 and 2008, gross deferred tax assets were $551.7 million and $608.8 million, respectively, and the deferred tax asset valuation allowance was $550.4 million and $606.8 million, respectively. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Goodwill.    We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may exist using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. Our methodologies used for valuing goodwill have not changed.

We have determined that our product families, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill, because they are one level below the operating segment, they constitute individual businesses, and our segment management regularly reviews the operating results of each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. We determined the fair value of each reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

We perform our annual impairment analysis as of the first day of the fourth quarter of each year. During the first step of our annual impairment analysis in the fourth quarter of 2009 and 2007, we determined that the carrying amount of our goodwill for all reporting units was recoverable; however during the first step of our annual impairment analysis in the fourth quarter of 2008, we determined that the carrying value of our goodwill for eight of our product families may not be recoverable. After completing the second step of our annual impairment analysis for those eight product families, we recognized a total charge of $544.5 million, of which $128.2 million was from our computing and consumer product group and $416.3 million from our digital and mixed signal product group.

We use the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. We consider other valuation methods such as the cost approach or market approach less desirable than the income approach to perform the goodwill impairment test because there are no stand-alone companies that exclusively sell the products that are similar to those sold by our reporting units. The material assumptions used for the income approach for 2009, 2008 and 2007 were five years of projected net cash flows, a discount rate of 11.2%, 14.5% and 14.0% and a long-term growth rate of 3.5%, 3.0% and 4.6%. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses.

The total fair value of the impaired reporting units in 2008 was $581.0 million. A one percentage point change in the discount rate would have impacted the fair value of the eight impaired reporting units tested by approximately $47.7 million. A one percentage point change in the long-term growth rate would have impacted the fair value by approximately $31.9 million. A one percent increase in the discount rate or a one percent decrease in the long-term growth rate would have required us to perform further analysis that may have resulted in an impairment charge for one or both of the reporting units with material goodwill balances that were at risk, as described below.

Of our nine reporting units with goodwill as of the first day of the fourth quarter of 2009, there were two with material goodwill balances that were at risk of failing step one of the goodwill impairment test because the fair value of these reporting units as of the date of the last impairment test, which was the first day of the fourth quarter of 2009, was not substantially in excess of the carrying value. Information from our last impairment test for these two reporting units is as follows:

Acquisition	Operating Segment	Reporting Unit	Percentage by Which the Fair Value Exceeded the Carrying Value	Carrying Value of Goodwill As of December 31, 2009
Cherry acquisition:
	Automotive & Power Group
		Analog Automotive	1.4%	$17.6
AMIS acquisition:
	Digital & Mixed-Signal Product Group
		Industrial	2.2%	24.0

				$41.6

Factors we consider important that could trigger a subsequent impairment review and possible impairment loss for these two reporting units include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and/or increased costs, we may have further material goodwill impairments.

The fair value of the remaining seven reporting units were substantially in excess of their respective carrying values as of the date of the last impairment test.

Our next annual test for impairment is expected to be performed in our fourth quarter of 2010; however, further declines in operating results and in our business outlook, primarily due to the current macroeconomic environment, may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Plans.    We maintain pension plans covering certain of our foreign employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. For example, as of December 31, 2009, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $8.5 million.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. We are currently evaluating the impacts, if any, on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2009, our long-term debt (including current maturities) totaled $933.5 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $647.2 million. We do have interest rate exposure with respect to the $286.3 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

Item 9.    Changes in a Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2009 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. We have concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions “Management Proposals — Proposal 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” and “Section 16(a) Reporting Compliance” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2009 in connection with our 2010 Annual Meeting of Stockholders (“Proxy Statement”).

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

The following table sets forth equity compensation plan information as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (5)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Stockholders (1)	34,065,278	(3)	$7.18	25,667,920	(6)
Equity Compensation Plans Not Approved By Stockholders (2)	10,452,237	(4)	$8.29	1,353,474	(7)

Total	44,517,515			27,021,394

(1)	Consists of ON Semiconductor Corporation 1999 Founders Plan, the ON Semiconductor Corporation 2000 Stock Incentive Plan (“SIP) and the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (“ESPP”).

(2)	ON Semiconductor has assumed awards in accordance with NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by ON Semiconductor stock holders but which was approved by AMIS stock holders. ON Semiconductor has also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by ON Semiconductor stock holders but which were approved by Catalyst stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan. Also included are shares that were added to the SIP as a result of the assumption of the numbers of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan.
(3)	Includes 12,598,098 shares of common stock subject to RSU’s that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on achievement of certain performance criteria. This column excludes purchase rights accruing under the ESPP that have a shareholder approved reserve of 15,000,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% fo the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.
(4)	Includes 2,494,461 shares of common stock subject to RSU’s assumed in connection with acquisitions that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service.
(5)	Calculated without taking into account shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(6)	Includes 6,396,868 shares of common stock reserved for future issuance under the ESPP and 19,271,052 shares of common stock available for issuance under the SIP. The 1999 Founders Plan terminated on September 9, 2009. The number of securities remaining available for future issuance under the SIP increased by 12,817,623 effective January 1, 2010. This increase is not included in this table. The increase in securities remaining available for future issuance was calculated based on 3.0% of our total number of outstanding shares of common stock as of January 1, 2010.
(7)	Represents shares of Common Stock reserved for issuance under the SIP as a result of the assumption of the shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan at the effective time of the merger. ON Semiconductor Corporation elected to assume the available shares reserved for use under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan to grant awards following the merger to former AMIS employees and others who were not ON Semiconductor Corporation employees prior to the merger.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	167

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibit:

EXHIBIT INDEX

Exhibit No.		Exhibit Description
2.1		Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3		Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

Exhibit No.		Exhibit Description
2.4		Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5	(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5	(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)

2.6		Agreement and Plan of Merger and Reorganization, dated July 16, 2008, among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2008)†

2.7		Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8		Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.9		Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

3.1		Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2		Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

4.1		Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2		Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

Exhibit No.	Exhibit Description
4.3(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005 (incorporated by reference from Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)

4.4	Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.5	Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.6	Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7	Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

Exhibit No.	Exhibit Description
4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.12	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.13	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.14	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.15	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.16	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.17	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

10.1(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1(b)	Supplement No. 1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)

10.2	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

Exhibit No.	Exhibit Description
10.4	Employee Matters Agreements, as amended, dated May 11, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 to the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.5(c)	Amendment to the SCG Holding Corporation 1999 Founders Stock Option Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2007 Form 10-Q filed with the Commission on August 1, 2007)(2)

10.6	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2002)(2)

10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of the Company’s Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George, dated February 17, 2005, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.8(e)	Amendment No. 4 to Employment Agreement with William George executed on September 1, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

Exhibit No.		Exhibit Description
10.10	(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.10	(c)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10	(d)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10	(e)	2000 Stock Incentive Plan — Take Ownership (ON Ownership) Grant Agreement (incorporated by reference from Exhibit 10.33(b) to Amendment No. 3 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.10	(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10	(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10	(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10	(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)(2)

10.10	(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

10.10	(k)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11		ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.12	(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.12	(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.12	(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.13	(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

Exhibit No.		Exhibit Description
10.13	(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.14	(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14	(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of the Company’s Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15		Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.16	(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.16	(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16	(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.16	(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.16	(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.16	(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.16	(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.16	(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.17	(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)

Exhibit No.		Exhibit Description
10.17	(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 to the Company’s Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.18	(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)

10.18	(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.19	(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.19	(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.19	(c)	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (incorporated by reference from Exhibit 10.5 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.20	(a)	Amendment and Restatement Agreement, dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20	(b)	Amended and Restated Credit Agreement dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999, (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20	(c)	Reaffirmation Agreement, dated as of March 6, 2007, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, each subsidiary listed thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report Form 8-K filed with the Commission on March 9, 2007)

Exhibit No.		Exhibit Description
10.21	(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million (incorporated by reference from Exhibit 10.56(a) to the Company’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21	(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank Sichuan Branch dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)

10.21	(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million (incorporated by reference from Exhibit 10.56(b) to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21	(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(c) to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.22	(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.22	(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.22	(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.23		Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 23, 2007)(2)

10.24	(a)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.24	(b)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.12 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.24	(c)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.24	(d)	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (incorporated by reference from Exhibit 10.7 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

Exhibit No.		Exhibit Description
10.25		Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Company’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit D to Exhibit 2.1 of the Company’s First Quarter 2006 10-Q filed with the Commission on April 27, 2006)††

10.26		Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on March 23, 2006) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2006)(2)

10.27	(a)	Bill of Sale dated November 7, 2006 executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27	(b)	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27	(c)	Amendment No. 1, dated as of March 11, 2008, to Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(d)	Schedule No. 001 executed as of November 7, 2006 between Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27	(e)	Schedule No. 002, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(f)	Bill of Sales each dated as of March 11, 2008, executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (Annex B to Schedule Nos. 0002 and 0003) and Description of Equipment (Annex A to Schedule Nos. 0002 and 0003) to Lease Agreement dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(g)	Schedule No. 003, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(h)	Corporate Guaranty of ON Semiconductor Corporation, executed as of March 11, 2008, in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.28		Purchase Agreement, dated December 27, 2006, between ON Semiconductor Corporation and TPG Semiconductor Holdings, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2006)

Exhibit No.		Exhibit Description
10.29		Agreement for Sale and Purchase, dated as of March 30, 2007, between Semiconductor Components Industries, LLC and Ridge Property Services II, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2007)

10.30	(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and W. John Nelson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.30	(b)	Amendment No. 1 to Employment Agreement with W. John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.30	(c)	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (incorporated by reference from Exhibit 10.6 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.31		Loan Agreement with Chattel Mortgage, dated October 9, 2007, between ON Semiconductor Philippines, Inc., Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 12, 2007)

10.32	(a)	Form of Voting Agreement (for the Chief Executive Officer of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and Christine King (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32	(b)	Form of Voting Agreement (for executive officers, directors and certain other stockholders of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, directors and executive officers of AMIS Holdings, Inc., and certain significant stockholders of AMIS Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32	(c)	Form of Parent Voting Agreement dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and the stockholder of the [Corporation] (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.33		Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Third Quarter 2007 Form 10-Q filed with the Commission on October 31, 2007)(2)

10.34		Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.35		Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on February 14, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.36		Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

Exhibit No.		Exhibit Description
10.37		Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.38		Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.39		Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

10.40		Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.41		Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.42		Employment Agreement by and among Semiconductor Components Industries, LLC and Gelu Voicu, dated as of July 16, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-153164) filed with the Commission on August 22, 2008)(2)

10.43	(a)	Consulting Agreement by and between Semiconductor Components Industries, LLC and Phil Hester, dated as of December 22, 2008 (incorporated by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Commission on February 27, 2009)(2)

10.43	(b)	Amendment to Consulting Agreement by and between Semiconductor Components Industries, LLC and Phil Hester, dated as of April 22, 2009 (incorporated by reference from Exhibit 10.9 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.44	(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.44	(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

14.1		ON Semiconductor Corporation Code of Business Conduct effective as of September 14, 2009 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009)

21.1		List of Significant Subsidiaries(1)

23.1		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1		Powers of Attorney(1)

31.1		Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

Exhibit No.	Exhibit Description
31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION

By:	/S/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/S/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/S/ DONALD A. COLVIN Donald A. Colvin	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2010

* J. Daniel McCranie	Chairman of the Board of Directors	February 25, 2010

* Francis P. Barton	Director	February 25, 2010

* Curtis J. Crawford	Director	February 25, 2010

* Emmanuel T. Hernandez	Director	February 25, 2010

* Phillip D. Hester	Director	February 25, 2010

* Daryl Ostrander	Director	February 25, 2010

* Robert H. Smith	Director	February 25, 2010

*By:	/S/ DONALD A. COLVIN Donald A. Colvin	Attorney in Fact	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and the manner in which it accounts for noncontrolling interests in 2009.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

Phoenix, Arizona

February 25, 2010

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$525.7	$458.7
Short-term investments	45.5	—
Receivables, net	260.9	188.8
Inventories, net	269.9	335.5
Other current assets	51.5	55.5
Deferred income taxes, net of allowances	15.1	12.0

Total current assets	1,168.6	1,050.5
Restricted cash	5.9	—
Property, plant and equipment, net	705.5	770.8
Goodwill	175.4	160.2
Intangible assets, net	298.7	333.4
Other assets	60.2	44.6

Total assets	$2,414.3	$2,359.5

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$172.9	$178.2
Accrued expenses	135.5	138.4
Income taxes payable	5.0	4.1
Accrued interest	0.9	1.3
Deferred income on sales to distributors	98.8	114.1
Current portion of long-term debt	205.9	107.9

Total current liabilities	619.0	544.0
Long-term debt	727.6	901.9
Other long-term liabilities	49.3	48.1
Deferred income taxes, net of allowances	13.8	10.0

Total liabilities	1,409.7	1,504.0

Commitments and contingencies (See Note 15)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 474,427,706 and 457,542,365 shares issued, 427,254,100 and 411,675,289 shares outstanding), respectively	4.7	4.6
Additional paid-in capital	2,916.6	2,810.7
Accumulated other comprehensive loss	(64.9)	(53.6)
Accumulated deficit	(1,504.4)	(1,565.4)
Less: treasury stock, at cost; 47,173,606 and 45,867,076 shares, respectively	(367.0)	(358.1)

Total ON Semiconductor Corporation stockholders’ equity	985.0	838.2
Minority interests in consolidated subsidiaries	19.6	17.3

Total equity	1,004.6	855.5

Total liabilities and equity	$2,414.3	$2,359.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$1,768.9	$2,054.8	$1,566.2
Cost of product revenues	1,148.2	1,309.3	975.7

Gross profit	620.7	745.5	590.5

Gross margin %	35.1%	36.3%	37.7%
Operating expenses:
Research and development	198.8	233.9	133.0
Selling and marketing	120.9	134.4	94.6
General and administrative	104.5	122.4	82.7
In-process research and development	—	27.1	—
Amortization of acquisition-related intangible assets	29.0	22.9	—
Restructuring, asset impairments and other, net	24.9	26.2	3.0
Goodwill impairment	—	544.5	—

Total operating expenses	478.1	1,111.4	313.3

Operating income (loss)	142.6	(365.9)	277.2

Other income (expenses), net:
Interest expense	(64.6)	(79.9)	(77.4)
Interest income	0.8	6.9	13.0
Other	(4.7)	(2.9)	—
Gain (loss) on debt repurchase	(3.1)	3.8	(0.1)

Other income (expenses), net	(71.6)	(72.1)	(64.5)

Income (loss) before income taxes	71.0	(438.0)	212.7
Income tax (provision) benefit	(7.7)	9.4	(7.7)

Net income (loss)	63.3	(428.6)	205.0
Net (income) loss attributable to minority interests	(2.3)	(0.3)	(1.4)

Net income (loss) attributable to ON Semiconductor Corporation	$61.0	$(428.9)	$203.6

Net income (loss) per common share:
Basic attributable to ON Semiconductor Corporation	$0.14	$(1.13)	$0.70

Diluted attributable to ON Semiconductor Corporation	$0.14	$(1.13)	$0.68

Weighted average common shares outstanding:
Basic	420.8	379.0	290.8

Diluted	432.1	379.0	301.2

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions, except share data)

	Common Stock		Additional Paid - In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Minority Interests in Consolidated Subsidiaries	Total Equity
	Number of Shares	At Par Value				Number of Shares	At Cost
Balances at December 31, 2006	326,765,402	$3.3	$1,649.8	$(0.4)	$(1,331.2)	(40,415,970)	$(300.0)	$20.8	$42.3
Net income	—	—	—	—	203.6	—	—	1.4	205.0
Foreign currency translation adjustments	—	—	—	2.0	—	—	—	—	2.0
Amortization of prior year service costs	—	—	—	0.3	—	—	—	—	0.3
Effects of cash flow hedges	—	—	—	(2.1)	—	—	—	—	(2.1)
Prior service cost from legal plan update	—	—	—	(0.3)	—	—	—	—	(0.3)

Comprehensive income									204.9

Impact of adoption of FIN 48 on January 1, 2007	—	—	—	—	(8.9)	—	—	—	(8.9)
Stock option exercises	10,506,914	0.1	41.9	—	—	—	—	—	42.0
Shares issued under the employee stock purchase plan	641,802	—	4.8	—	—	—	—	—	4.8
Restricted stock units shares issued	117,603	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(5,000,000)	(55.2)	—	(55.2)
Stock compensation expense	—	—	16.5	—	—	—	—	—	16.5
Dividend payment of minority interest	—	—	—	—	—	—	—	(4.1)	(4.1)
Purchase of minority interest	—	—	—	—	—	—	—	0.4	0.4

Balances at December 31, 2007	338,031,721	3.4	1,713.0	(0.5)	(1,136.5)	(45,415,970)	(355.2)	18.5	242.7

Net income (loss)	—	—	—	—	(428.9)	—	—	0.3	(428.6)
Foreign currency translation adjustments	—	—	—	(53.2)	—	—	—	—	(53.2)
Amortization of prior year service costs	—	—	—	0.2	—	—	—	—	0.2
Prior service cost from legal plan update	—	—	—	0.1	—	—	—	—	0.1
Effects of cash flow hedges	—	—	—	(0.2)	—	—	—	—	(0.2)

Comprehensive loss									(481.7)

Issuance of Common Stock in connection with acquisition of AMIS Holdings, Inc.	103,191,540	1.0	927.6	—	—	—	—	—	928.6
Issuance of Common Stock in connection with acquisition of Catalyst Semiconductor, Inc.	10,949,597	0.1	116.6	—	—	—	—	—	116.7
Stock option exercises	2,644,432	0.1	15.2	—	—	—	—	—	15.3
Shares issued under the employee stock purchase plan	1,163,631	—	5.1	—	—	—	—	—	5.1
Restricted stock units issued	1,561,444	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(451,106)	(2.9)	—	(2.9)
Stock compensation expense	—	—	33.2	—	—	—	—	—	33.2
Dividend payment of minority interest	—	—	—	—	—	—	—	(1.5)	(1.5)

Balances at December 31, 2008	457,542,365	4.6	2,810.7	(53.6)	(1,565.4)	(45,867,076)	(358.1)	17.3	855.5

Net income	—	—	—	—	61.0	—	—	2.3	63.3
Foreign currency translation adjustments	—	—	—	(11.5)	—	—	—	—	(11.5)
Amortization of prior year service costs	—	—	—	0.2	—	—	—	—	0.2

Comprehensive income									52.0

Issuance of common stock, for repurchase of debt	7,367,580	0.1	28.5	—	—	—	—	—	28.6
Stock option exercises	3,956,366	—	17.5	—	—	—	—	—	17.5
Shares issued under the employee stock purchase plan	1,185,645	—	5.4	—	—	—	—	—	5.4
Restricted stock units issued	4,322,800	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(1,259,359)	(8.6)	—	(8.6)
Stock compensation expense	—	—	54.2	—	—	—	—	—	54.2
Warrant Exercise	52,950	—	0.3	—	—	(47,171)	(0.3)	—	(0.0)

Balances at December 31, 2009	474,427,706	$4.7	$2,916.6	$(64.9)	$(1,504.4)	(47,173,606)	$(367.0)	$19.6	$1,004.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$63.3	$(428.6)	$205.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155.6	142.1	92.8
Gain on sale and disposal of fixed assets	(3.9)	(7.1)	(9.1)
Proceeds from termination of interest rate swaps	—	—	0.3
Non-cash portion of (gain) loss on debt prepayment	0.7	(3.8)	0.1
Amortization of debt issuance costs and debt discount	3.1	4.0	4.1
Provision for excess inventories	20.4	19.8	6.7
Non-cash impairment charges	6.3	14.3	—
Non-cash write-off of in-process research and development	—	27.1	—
Non-cash stock compensation expense	54.2	33.2	16.5
Non-cash goodwill impairment	—	544.5	—
Non-cash interest	34.9	41.6	38.6
Deferred income taxes	0.7	(6.8)	3.2
Other	0.7	2.4	(1.3)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(71.5)	74.9	3.9
Inventories	44.8	40.0	(7.5)
Other assets	(18.5)	48.3	(51.4)
Accounts payable	9.8	(69.0)	28.5
Accrued expenses	(6.3)	(58.2)	(12.2)
Income taxes payable	0.6	0.1	0.3
Accrued interest	(0.4)	(0.1)	0.1
Deferred income on sales to distributors	(15.4)	(11.3)	(2.8)
Other long-term liabilities	(2.2)	(13.6)	1.3

Net cash provided by operating activities	276.9	393.8	317.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(55.3)	(95.0)	(140.7)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	(3.2)	0.4	2.5
Purchases of held-to-maturity securities	(97.9)	—	—
Proceeds from held-to-maturity securities	52.4	—	—
Proceeds from sales of property, plant and equipment	0.3	39.2	10.6
Purchases of businesses, net of cash acquired	(16.7)	183.1	(147.0)
Purchases of non-marketable securities	—	—	(1.5)
Increase in restricted cash	(5.9)	—	—

Net cash provided by (used in) investing activities	(126.3)	127.7	(276.1)

Cash flows from financing activities:
Proceeds from debt issuance	79.5	77.1	25.5
Proceeds from issuance of common stock under the employee stock purchase plan	5.5	5.1	4.8
Proceeds from exercise of stock options	17.5	15.3	42.0
Dividend to minority shareholder of consolidated subsidiary	—	(1.5)	(4.1)
Payment of capital lease obligation	(29.5)	(27.3)	(14.0)
Payment of debt issuance and amendment costs	—	—	(0.4)
Purchase of treasury stock	(8.6)	(2.9)	(55.2)
Repayment of long-term debt	(148.2)	(402.9)	(34.1)

Net cash used in financing activities	(83.8)	(337.1)	(35.5)

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.3)	0.3

Net increase in cash and cash equivalents	67.0	184.1	5.8
Cash and cash equivalents, beginning of period	458.7	274.6	268.8

Cash and cash equivalents, end of period	$525.7	$458.7	$274.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is a global supplier of power, analog, digital signal processing, mixed-signal, advanced logic, data management semiconductors, memory and standard semiconductor components.

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

Note 2:    Liquidity

The Company’s long-term debt is due at various times ranging from 2010 to 2026 depending on the debt instrument (see Note 8: “Long-Term Debt”). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of December 31, 2009 and expects to remain in compliance with any default covenants over the next twelve months. The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in its financing agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. Management believes that cash flows from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs through the next twelve months. To the extent that results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; estimates of future payouts for customer incentives, warranties, and restructuring activities, assumptions surrounding future pension obligations and related trust returns; the fair values of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets and goodwill impairment charges. Actual results could differ from these estimates.

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

Short-Term Investments

Short-term investments have an original maturity between three months and one year, and are classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost as it is the intent of the Company to hold these securities until maturity. Short-term investments classified as held-to-maturity as of December 31, 2009 were as follows (in millions):

	Carried at Amortized Cost	Accretion/ (Amortization)	Unrealized Gain/(Loss)	Fair Value
Short-term investments-held-to-maturity
Commercial paper	$20.0	$—	$—	$20.0
Treasuries and agencies	25.5	—	—	25.5

	$45.5	$—	$—	$45.5

Restricted Cash

In July 2009, the Company’s Philippine subsidiary secured a bank loan which allows for borrowings of up to $14.0 million of which $10.3 million had been drawn down and was outstanding as of December 31, 2009. The loan agreement stipulates that the proceeds of the loan are to be used exclusively to finance the expansion of the Philippine manufacturing facility requiring the unused loan proceeds out of the draw downs amounting to $5.9 million to be classified as restricted cash.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Inventory obtained through the purchase of a business, such as the acquisitions of PulseCore Holdings (Cayman), Inc. (“PulseCore”), AMIS Holdings, Inc. (“AMIS”) and Catalyst Semiconductor, Inc. (“Catalyst”), are stated at the lower of cost or market. These inventories are initially recorded using management estimates to determine the fair value of inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process from the historical cost of the acquired company to its expected sales value less variable costs to dispose. At each respective acquisition date, the total increase in inventory value related to recording it at fair value for the PulseCore acquisition, Catalyst acquisition, AMIS acquisition and acquisition of the voltage regulation and thermal monitoring products for its computing and applications business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”) were $0.7 million, $9.6 million, $72.8 million and $3.1 million, respectively. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold. The Company has recognized in the statement of operations, as cost of revenues, inventory step up of approximately $11.5 million and $70.7 million for the year ended December 31, 2009 and December 31, 2008, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisition of (i) Cherry Semiconductor Corporation (“Cherry”), (ii) an additional interest in its investment in Leshan-Phoenix Semiconductor Company (“Leshan”), (iii) AMIS, (iv) Catalyst and (v) PulseCore (see Note 5: “Acquisitions” for further discussion).

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year. During the first step of the Company’s annual impairment analysis in the fourth quarter of 2009 and 2007, the Company determined that the carrying amount of the Company’s goodwill for all reporting units was recoverable; however during the first step of the Company’s annual impairment analysis in the fourth quarter of 2008, the Company determined that the carrying value of the Company’s goodwill for eight of its product families may not be recoverable. After completing the second step of the Company’s annual impairment analysis for those eight product families, the Company recognized a total charge of $544.5 million, of which $128.2 million was from the Company’s computing and consumer product group and $416.3 million from the Company’s digital and mixed signal product group.

The Company uses the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The Company considers other valuation methods such as the cost approach or market approach less desirable than the income approach to perform the goodwill impairment test because there are no stand-alone companies that exclusively sell the products that are similar to those sold by the Company’s reporting units. The material assumptions used for the income approach for 2009, 2008 and 2007 were five years of projected net cash flows, a discount rate of 11.2%, 14.5% and 14.0% and a long-term growth rate of 3.5%, 3.0% and 4.6%. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analyses.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the cost of the goodwill from each of the above transactions to the carrying value as of December 31, 2009 and December 31, 2008 for each reporting unit that contains goodwill, is as follows, in millions:

			Balance as of January 1, 2009				For the Year Ended December 31, 2009			Balance as of December 31, 2009
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
		Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$21.8	$(4.2)	$—	$17.6
		Computing & Consumer Products:
		Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	29.1	(5.6)	—	23.5
Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	3.8	—	—	—	3.8	—	—	3.8
AMIS acquisition:
		Digital & Mixed-Signal Product Group:
		Industrial	238.7	—	(214.7)	24.0	—	—	—	238.7	—	(214.7)	24.0
		Foundry	146.2	—	(131.4)	14.8	—	—	—	146.2	—	(131.4)	14.8
		Medical	79.7	—	(59.9)	19.8	—	—	—	79.7	—	(59.9)	19.8
		Military/Aerospace	44.8	—	—	44.8	—	—	—	44.8	—	—	44.8
Catalyst acquisition:
		Standard Products:
		Memory Products	11.9	—	—	11.9	—	2.2	—	14.1	—	—	14.1
PulseCore acquisition:
		Digital & Mixed-Signal Product Group:
		Memory Products	—	—	—	—	13.0	—	—	13.0	—	—	13.0

			$576.0	$(9.8)	$(406.0)	$160.2	$13.0	$2.2	$—	$591.2	$(9.8)	$(406.0)	$175.4

			Balance as of January 1, 2008				For the Year Ended December 31, 2008				Balance as of December 31, 2008
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
		Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$—	$21.8	$(4.2)	$—	$17.6
		Computing & Consumer Products:
		Power Switching	1.4	(0.3)	—	1.1	—	—	—	(1.1)	1.4	(0.3)	(1.1)	—
		Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	—	29.1	(5.6)	—	23.5
		AC-DC Conversion	36.2	(7.0)	—	29.2	—	—	—	(29.2)	36.2	(7.0)	(29.2)	—
		Low Voltage	7.2	(1.3)	—	5.9	—	—	—	(5.9)	7.2	(1.3)	(5.9)	—
Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	3.8	—	—	—	—	3.8	—	—	3.8
ADI PTC business acquisition:
		Computing & Consumer Products:
		Power Switching	91.3	—	—	91.3	—	0.7	—	(92.0)	92.0	—	(92.0)	—
AMIS acquisition:
		Digital & Mixed-Signal Product Group:
		Industrial	—	—	—	—	258.5	(2.1)	(17.7)	(214.7)	238.7	—	(214.7)	24.0
		Foundry	—	—	—	—	158.4	(1.3)	(10.9)	(131.4)	146.2	—	(131.4)	14.8
		Medical	—	—	—	—	85.4	(0.2)	(5.5)	(59.9)	79.7	—	(59.9)	19.8
		Integrated Sensor Products	—	—	—	—	11.0	—	(0.7)	(10.3)	10.3	—	(10.3)	—
		Military/Aerospace	—	—	—	—	45.9	(0.1)	(1.0)	—	44.8	—	—	44.8
Catalyst acquisition:
		Standard Products:
		Memory Products	—	—	—	—	11.2	0.7	—	—	11.9	—	—	11.9

			$190.8	$(18.4)	$—	$172.4	$570.4	$(2.3)	$(35.8)	$(544.5)	$723.1	$(18.4)	$(544.5)	$160.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company recorded no goodwill impairment charges in 2009 or 2007.

Intangible Assets

The purchase of (i) LSI Logic Corporation’s (“LSI”) Gresham, Oregon wafer fabrication facility, (ii) ADI’s PTC Business, (iii) AMIS, (iv) Catalyst and (v) PulseCore (see Note 5: “Acquisitions” for further discussion) resulted in intangible assets consisting of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and with respect to our PulseCore acquisition in-process research and development. These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 2 to 18 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of December 31, 2009 and December 31, 2008 (in millions):

	December 31, 2009
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(5.3)	$—	$8.6	5-12
Assembled workforce	6.7	(4.7)	—	2.0	5
Customer relationships	244.8	(33.2)	(27.2)	184.4	5-18
Non-compete agreements	0.5	(0.3)	—	0.2	1-3
Patents	16.7	(2.9)	—	13.8	12
Developed technology	89.4	(12.2)	—	77.2	5-12
Trademarks	11.0	(0.9)	—	10.1	15
In-process research and development	2.0	—	—	2.0	8
Acquired software	1.0	(0.6)	—	0.4	2

Total intangibles	$386.0	$(60.1)	$(27.2)	$298.7

	December 31, 2008
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(3.4)	$—	$10.5	5-12
Assembled workforce	6.7	(3.5)	—	3.2	5
Customer relationships	241.3	(14.7)	(16.0)	210.6	5-18
Non-compete agreements	0.5	(0.1)	—	0.4	1-3
Patents	16.7	(1.4)	—	15.3	12
Developed technology	87.1	(5.2)	—	81.9	5-12
Trademarks	11.0	(0.4)	—	10.6	15
Acquired software	1.0	(0.1)		0.9	2

Total intangibles	$378.2	$(28.8)	$(16.0)	$333.4

Amortization expense for intangible assets amounted to $31.3 million for the year ended December 31, 2009, of which $2.3 million was included in cost of revenues. For the year ended December 31, 2008, amortization expense for intangible assets amounted to $24.9 million of which $2.4 million was included in cost of revenues. Amortization expense for intangible assets, with the exception of $2.0 million in in-process research

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and development which will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Software	Total
2010	$1.7	$1.3	$17.4	$0.2	$1.3	$8.3	$0.8	$0.4	$31.4
2011	1.1	0.7	17.4	—	1.3	8.3	0.8	—	29.6
2012	0.7	—	17.4	—	1.3	8.3	0.8	—	28.5
2013	0.7	—	12.7	—	1.3	8.3	0.8	—	23.8
2014	0.7	—	12.7	—	1.3	8.2	0.8	—	23.7
Thereafter	3.7	—	106.8	—	7.3	35.8	6.1	—	159.7

Total estimated amortization expense	$8.6	$2.0	$184.4	$0.2	$13.8	$77.2	$10.1	$0.4	$296.7

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 8: “Long-Term Debt — Gain (Loss) on Debt Repurchase”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $10.2 million and $14.1 million at December 31, 2009 and 2008, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. The Company also generates revenue, although to a much lesser extent, from manufacturing services provided to customers. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services, net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by the Company so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in its consolidated balance sheet. The Company recognizes the related revenue and cost of revenues when it is informed by the distributor that they have resold the products to the end user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and margin on sales to distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of December 31, 2009, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions. See Note 11: “Employee Stock Benefit Plans” for further discussion.

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

Defined Benefit Plans

The Company maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. See Note 12: “Employee Benefit Plans” for further discussion.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimable.

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Companies may choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings. The Company elected not to measure such financial instruments at fair value.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impacts, if any, on the Company’s consolidated financial statements.

Note 4:    New Accounting Pronouncements Adopted

Adoption of SFAS No. 141 (Revised 2007), “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is included in ASC 805 Business Combinations and establishes principles and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combinations. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company accounted for its November 4, 2009 acquisition of PulseCore in accordance with SFAS 141(R) as disclosed in Note 5: “Acquisitions.”

Adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is included in ASC 810 Consolidation and establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. This statement clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS No. 160, now included in ASC 810, on January 1, 2009, and as a result the prior period consolidated balance sheets and statements of operations were retroactively modified to comply with its requirements.

Adoption of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

As of January 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is included in ASC 470 Debt and is effective for our $99.4 million aggregate principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024, our $95.0 million aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 and our $484.0 million aggregate principal amount of 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, the “Convertible Notes”). It requires retrospective application for all periods presented and requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The liability component was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the issuance of the Convertible Notes for similar debt instruments without the conversion feature. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability as of the date of the issuance of the Convertible Notes. It also requires an accretion

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

of the debt discount resulting from the allocation of a portion of the proceeds to equity over the expected life of the Convertible Notes, which is the first put date. The equity component, liability component and net carrying value for each of the Convertible Notes as of the date of issuance, as of December 31, 2008 and as of December 31, 2009 are set forth in the table below. Also included in the table for each of the Convertible Notes are the effective interest rates on the liability component, interest expense resulting from contractual interest coupons and interest expense resulting from non-cash amortization of the debt discount for the year ended December 31, 2009, as well as the first put date for each of the Convertible Notes.

	Zero Coupon Convertible Senior Subordinated Notes Due 2024	1.875% Convertible Senior Subordinated Notes Due 2025	2.625% Convertible Senior Subordinated Notes Due 2026
	(in millions, except per share data)
As of the date of issuance:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	260.0	95.0	484.0
Unamortized discount	(107.3)	(36.7)	(149.3)

Net carrying amount	$152.7	$58.3	$334.7

As of December 31, 2008:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	199.1	95.0	484.0
Unamortized discount	(21.4)	(23.7)	(114.4)

Net carrying amount	$177.7	$71.3	$369.6

As of December 31, 2009:
Equity component	$107.3	$36.7	$149.3

Principal amount of liability component	99.4	95.0	484.0
Unamortized discount	(2.5)	(18.5)	(95.0)

Net carrying amount	$96.9	$76.5	$389.0

Conversion price per share	$9.82	$7.00	$10.50

Common shares on which the aggregate consideration to be delivered is determined	10.1	13.6	46.1

For the year ended December 31, 2007:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	17.9	4.3	16.4

Total interest expense	$17.9	$6.1	$29.1

For the year ended December 31, 2008:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	19.0	4.7	17.9

Total interest expense	$19.0	$6.5	$30.6

For the year ended December 31, 2009:
Effective interest rate	8.9%	9.5%	8.5%

Interest expense resulting from:
Contractual interest coupon	$—	$1.8	$12.7
Non-cash amortization of discount	10.2	5.2	19.5

Total interest expense	$10.2	$7.0	$32.2

First put date	April 15, 2010	December 15, 2012	December 15, 2013

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The consolidated statements of operations were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Year Ended December 31,
	2008	2007
Additional pre-tax non-cash interest expense	$(41.6)	$(38.6)
Gain (loss) on debt prepayment	$3.8	$(0.1)

Retroactive decrease in net income and increase in accumulated deficit	$(37.8)	$(38.7)
Decrease to basic net income per share	$(0.10)	$(0.13)
Decrease to diluted net income per share	$(0.10)	$(0.13)

Although the Company’s adoption of this standard had a material effect on the Company’s consolidated statement of operations, it did not have a material impact on the Company’s liquidity due to the non-cash nature of these adjustments.

Adoption SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which is included in ASC 815 Derivatives and Hedging (“ASC 815”). It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Adoption of FSP FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”

In April of 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”), included in ASC 825 Financial Instruments and ASC 270 Interim Reporting. Effective July 3, 2009, the Company adopted this standard with respect to required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The application of the disclosure requirements established by this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 14: “Fair Value of Financial Instruments” for the disclosures required by this standard.

Adoption of SFAS No. 165, “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in ASC 855 Subsequent Events, which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, it requires an entity to disclose the date through which subsequent events have been evaluated and is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company’s adoption of the standard during the quarter ended July 3, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 19: “Subsequent Events” for the disclosures required by the standard.

Adoption of SFAS No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS No. 168”). It is included in ASC 105 Generally Accepted Accounting Principles (“ASC 105”) and establishes the FASB Accounting Standards Codification TM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company’s adoption of this pronouncement during the quarter ended October 2, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Adoption of FSB FAS 132 (R)-1 “Employers’ Disclosures about Post retirement Benefit Plan Assets”

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets, which amends SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits” and is included in ASC 715 — Compensation — Retirement Benefits (“ASC 715”). It provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of these disclosures are to provide users of financial statements with an understanding of:

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

The disclosures about plan assets required by the pronouncement have been included in Note 11: “Employee Benefit Plans” in the notes to the audited Consolidated Financial Statements located elsewhere in this report.

Note 5:    Acquisitions

Acquisition of PulseCore Holdings (Cayman), Inc.

On November 4, 2009, the Company completed the purchase of PulseCore, whereby PulseCore became a wholly-owned subsidiary of the Company. The Company paid approximately $17.0 million in cash, and has recorded a liability of $0.4 million representing the estimated fair value pursuant to its obligation under an earnout agreement if PulseCore is able to meet certain revenue and gross margin objectives in 2010 and 2011. PulseCore is primarily engaged in high gross margin clock and circuit protection offerings for the consumer, wireless and computing end-market customers. PulseCore’s capabilities in standard and custom high-speed and low power analog and mixed signal solutions for EMI (electromagnetic interference) reduction also enhance the Company’s overall EMI filtering and circuit protection portfolios. In addition, PulseCore’s history in India represents the Company’s first foray of design activity in that country. PulseCore results of operations have been included in the consolidated financial statements since the date of the acquisition.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the allocation of the purchase price of PulseCore, to the assets acquired based on their estimated fair values (in millions):

Cash and cash equivalents	$0.3
Receivables, net	1.2
Inventory	1.6
Other current assets	0.1
Property, plant and equipment	0.4
Goodwill	13.0
Intangible assets	5.8
In-process research and development	2.0
Other non-current assets	0.2

Total assets acquired	24.6

Accounts payable	(0.5)
Other current liabilities	(3.0)
Long-term accrued liabilities	(3.7)

Total liabilities assumed	(7.2)

Net assets acquired	$17.4

Of the $7.8 million of acquired intangible assets, $2.0 million was assigned to in-process research and development (“IPRD”) assets that will be amortized over the useful life upon successful completion of the projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 14.0% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

The remaining $5.8 million of acquired intangible assets have a weighted-average useful life of approximately 7.5 years. The intangible assets that make up that amount include: customer relationships of $3.5 million (9-year weighted-average useful life), and developed technology of $2.3 million (6.5-year weighted-average useful life).

Of the total purchase price paid of $17.0 million, approximately $13.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). The $13.0 million of goodwill was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.

The initial allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

technology industry, which were either the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The cost approach takes into account the cost to replace (or reproduce) the asset and the effect on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. As of December 31, 2009, management of the Company had not received all information necessary to finalize the allocation of the purchase price. Management expects to complete this within the first year following the acquisition. Such adjustments are not expected to be material.

The Company has determined that pro forma results of operations are not significant for inclusion.

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

The aggregate purchase price of approximately $120.1 million included the issuance of approximately 10.9 million shares of common stock valued at approximately $97.2 million and estimated direct transaction costs of approximately $3.4 million. The value of the approximately 11.0 million common shares that were issued to Catalyst shareholders was determined based on approximately 15.5 million shares of Catalyst common stock outstanding on October 10, 2008 and the exchange ratio of 0.706 shares of the Company’s common stock for each Catalyst share, at a value of $8.88 per share, the average closing price of the Company’s shares of common stock for the two days prior to the day of, and two days subsequent to the public announcement of the merger on July 16, 2008. Catalyst stock options, restricted stock and warrants were exchanged for stock options, restricted stock and warrants of the Company and the exercise price per share was adjusted for the 0.706 exchange ratio. Vested stock options, restricted stock and warrants issued by the Company in exchange for options and restricted stock held by employees and directors of Catalyst and warrants held by non-employees of Catalyst are considered part of the purchase price. Accordingly, the purchase price includes an estimated fair value of stock options and restricted stock and warrants of approximately $23.2 million. The purchase price excludes the estimated fair value of unvested stock options and restricted stock, of approximately $3.7 million, which will be amortized to compensation expense over the remaining vesting period of each award, subsequent to October 10, 2008.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The warrants that were issued by the Company in exchange for Catalyst warrants are to purchase approximately 53,000 shares of the Company’s common stock at an exercise price of $6.55 per share held by Sutter Securities. The warrants were exercised prior to their expiration on July 31, 2009. Pursuant to the terms of the warrants, upon the completion of the merger the warrants were converted into warrants to purchase the number of shares of the Company’s common stock that would have been deliverable to the holder had such warrants been exercised immediately prior to the merger.

The following table presents the initial allocation of the purchase price of Catalyst, including professional fees and other related acquisition costs, to the assets acquired based on their estimated fair values (in millions):

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

Of the total purchase price paid of $120.1 million, approximately $11.2 million has been allocated to goodwill. Subsequent to the acquisition of Catalyst, the Company has made certain adjustments to inventory, accrued expenses and goodwill to finalize the purchase price allocation to assets and liabilities acquired, and as of December 31, 2009 the balance of goodwill was $14.1 million. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. These experienced engineers have provided and the Company expects that they will provide in the future the capability of developing and integrating advanced technology into next generation products.

Goodwill will not be amortized but instead will be tested for impairment at least annually (and more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The initial $11.2 million of goodwill, and subsequent adjustments, were assigned to the standard products segment, none of which is expected to be deductible for tax purposes.

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

The allocation of the purchase price includes $1.0 million of accrued expenses for estimated costs to exit certain activities of Catalyst, which were for employee separation costs. The $1.0 million of employee separation costs includes $1.0 million to involuntarily terminate 3 employees performing overlapping or duplicative functions throughout Catalyst. From the acquisition date through the year ended December 31, 2009, the Company recorded usage of $1.5 million, to release the employee separation costs accrual. Additionally, the Company recorded adjustments of $0.6 million, to increase the employee separation costs accrual.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of Catalyst from the date of acquisition through December 31, 2009:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through December 31, 2009	$1.0	$0.6	$(1.5)	$0.1

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2008 have been prepared as if the acquisition of Catalyst had occurred January 1, 2008, respectively for each period (in millions, except per share data):

Year Ended December 31, 2008
Net revenues	$2,111.3
Net loss	$(379.2)
Net loss per common share - Basic	$(0.97)
Net loss per common share - Diluted	$(0.97)

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

AMIS’ is primarily engaged in designing, manufacturing and marketing integrated circuits worldwide. AMIS results of operations have been included in the consolidated financial statements since the date of the acquisition. The Company believes the combination will enhance shareholder value by (1) accelerating its transformation from a discrete supplier to a key supplier with scale; (2) strengthening its end-market presence, facilitating its entry into new markets and deepening customer relationships; (3) obtaining significant scale and cash flow generation; and (4) achieving cost savings by leveraging its operational expertise and accelerating the ramp of activity in its Gresham, Oregon wafer fabrication facility.

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

The warrants that were issued by the Company in exchange for AMIS warrants to allow the holders thereof to purchase approximately 5.3 million shares of the Company’s common stock at an exercise price of $19.41 per share.

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

The following table presents the initial allocation of the purchase price of AMIS, including professional fees and other related acquisition costs, to the assets acquired based on their estimated fair values (in millions):

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

Of the $305.5 million of acquired intangible assets, $17.7 million was assigned IPRD assets that were written off at the date of the acquisition. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 12% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

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

Of the total purchase price paid of $939.7 million, approximately $559.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. Goodwill will not be

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). As a result of impairment charges and other adjustments recognized by the Company subsequent to the acquisition of AMIS, the Company had $103.4 million of goodwill related to the acquisition of AMIS as of December 31, 2009. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The original $559.2 million of goodwill was assigned to the custom products and manufacturing services segment, none of which is expected to be deductible for tax purposes. See Note 3: “Significant Accounting Policies — Goodwill” for further discussion of goodwill relating to the AMIS acquisition.

The $316.0 million of amounts payable to banks and long-term debt due within one year includes $276.7 million outstanding on AMIS’ senior secured term loan which required repayment upon merger or acquisition. The entire amount outstanding on the senior secured term loan as of the acquisition date was repaid by the Company prior to March 28, 2008.

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

The allocation of the purchase price includes $27.6 million of accrued liabilities for estimated costs to exit certain activities of AMIS, including $13.2 million of employee separation costs and $14.4 million of exit costs. The initial balance of $13.2 million of employee separation costs includes $10.0 million to involuntarily terminate or relocate approximately 90 employees performing overlapping or duplicative functions throughout AMIS and also $3.2 million to involuntarily terminate approximately 140 manufacturing employees as a result of the planned shutdown of one of the fabrication facilities at AMIS’ Pocatello, Idaho facility. The shutdown is scheduled to be completed by the end of the first quarter of 2010. The initial balance of $14.4 million of exit costs includes $10.3 million for lease termination costs at duplicative facilities, $3.5 million of facility decommissioning costs resulting from the planned shutdown of the fabrication facility and also $0.6 million of costs to reorganize the structure of AMIS’ subsidiaries. During the year ended December 31, 2008, the Company recorded adjustments of ($4.2) million to reduce the employee separation cost accrual related to the involuntary termination or relocation of employees performing overlapping or duplicative functions throughout AMIS. Additionally, during the year ended December 31, 2008, the Company recorded additional accrued liabilities of $4.1 million, to its estimated exit costs for certain insurance contracts and software license agreements.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from the date of acquisition through December 31, 2009:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through December 31, 2009	$13.2	$(4.2)	$(8.3)	$0.7

Estimated costs to exit:
Acquisition date through December 31, 2009	$14.4	$4.1	$(6.8)	$11.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2009 and 2008 have been prepared as if the acquisition of AMIS had occurred at January 1, 2009 and January 1, 2008, respectively for each period (in millions, except per share data):

Year Ended
December 31, 2008
Net revenues	$2,163.4
Net loss	$(370.9)
Net loss per common share — Basic	$(0.95)
Net loss per common share — Diluted	$(0.95)

The pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had actually occurred as of the dates indicated, or of those results that may be obtained in the future. The pro forma consolidated results of operations include adjustments to net income to give effect to: depreciation of property, plant and equipment acquired; amortization of intangible assets acquired; reduced interest expense as a result of the required repayment of AMIS’ senior secured term loan upon acquisition; and stock compensation expense for stock options and restricted stock units of AMIS that were exchanged for stock options and restricted stock units of the Company. This pro forma consolidated results of operations was derived, in part, from the historical consolidated financial statements of AMIS and other available information and assumptions believed to be reasonable under the circumstances.

Note 6:    Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2009 or had not been completed as of December 31, 2008, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2009 Design Centers Closures

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2009	$—	$1.0	$(0.6)	$(0.1)	$0.3

Exit Costs:
For Year Ended December 31, 2009	$—	$0.3	$(0.2)	$—	$0.1

Cumulative charges of $1.2 million, net of adjustments, have been recognized through December 31, 2009, related to the 2009 Design Centers Closures. During the third quarter of 2009, the Company announced plans to consolidate into fewer product development centers for cost savings purposes by closing its Hong Kong and Bulgaria design centers. A total of 47 employees were notified during the third quarter of 2009 that their positions with the Company were being terminated. During the year ended December 31, 2009, the Company recorded employee separation charges of $1.0 million and $0.3 million in exit costs related to this activity. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the year ended December 31, 2009. All terminations and related payments associated with these plans are expected to be completed by the end of the first quarter of 2010.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restructuring Activities Related to the 2009 Belgium Workforce Reduction

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2009	$—	$3.9	$(3.9)	$—	$—

Cumulative charges of $3.9 million, has been recognized during the year ended December 31, 2009, related to the 2009 announced plans to reduce the number of employees performing general and administrative functions at our wafer fabrication facility for cost savings purposes. A total of 21 employees were notified during the second quarter of 2009 that their positions with the Company were being terminated, of which all had exited as of December 31, 2009. All terminations and related payments associated with this plan had been completed by the end of the third quarter of 2009.

Restructuring Activities Related to the 2009 Global Workforce Reduction

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2009	$—	$12.6	$(11.8)	$(0.1)	$0.7

Exit costs:
For Year Ended December 31, 2009	$—	$0.4	$(0.4)	$—	$—

Cumulative employee separation charges of $12.9 million, net of adjustments, have been recognized through December 31, 2009, related to the 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during the first nine months of 2009, of which 567 of these individuals have been terminated. During the year ending December 31, 2009, the Company recorded employee separation charges of approximately $0.4 million and $12.6 million, respectively related to this activity. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the year ended December 31, 2009. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of 2010, with substantially all related termination benefits paid out by the end of the fourth quarter of 2010.

Cumulative exit costs of $0.4 million have been recognized through December 31, 2009, related to charges incurred to terminate certain lease and purchase agreements in connection with the Company’s 2009 global workforce reduction program. During the year ended December 31, 2009, the Company recognized a $0.4 million charge on the statement of operations relating to this activity. All payments related to these exit activities had been completed by the end of the fourth quarter of 2009.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restructuring Activities Related to the 2008 Announced Shutdown of Piestany Manufacturing Facility

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2008	$—	$1.6	$—	$0.2	$1.8

For Year Ended December 31, 2009	$1.8	$2.2	$(3.6)	$(0.4)	$—

Exit costs:
For Year Ended December 31, 2008	$—	$0.1	$—	$—	$0.1

For Year Ended December 31, 2009	$0.1	$2.0	$(1.8)	$(0.3)	$—

Cumulative charges of $18.7 million, net of adjustments have been recognized through December 31, 2009, related to the 2008 plan to shutdown Piestany Manufacturing Facility, of which $13.3 million has been recorded as asset impairments. See “Asset Impairments” below for further discussion. In May 2008, the Company made plans to consolidate manufacturing efforts with the closure of manufacturing facilities in Piestany, Slovakia. The wafer manufacturing that takes place at this facility will be migrated from smaller low volume silicon wafers to larger more advanced production lines. At the end of the third quarter of 2008, the Company notified approximately 430 employees that they will be terminated. Employee separation charges of $1.8 million, net of adjustments, for the year ended December 31, 2009, have been included in restructuring, asset impairment and other, net on the consolidated statement of operations related to these terminations. All terminations and benefit payments associated with this plan were completed by December 31, 2009.

Exit costs of $1.7 million, net of adjustments have been recognized during the year ended December 31, 2009, related to charges incurred for the clean up associated with the shut down of the wafer fabrication facility. All payments related to these exit costs were completed by December 31, 2009.

Restructuring Activities Related to the 2008 Acquisition of AMIS

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2008	$—	$6.6	$(6.1)	$(0.3)	$0.2

For Year Ended December 31, 2009	$0.2	$—	$(0.2)	$—	$—

Exit costs:
For Year Ended December 31, 2008	$—	$3.2	$(2.5)	$—	$0.7

For Year Ended December 31, 2009	$0.7	$1.6	$(2.3)	$—	$—

Cumulative charges of $11.4 million have been recognized through December 31, 2009, related to the restructuring activities around the acquisition of AMIS. In March 2008, the Company acquired AMIS and announced plans to integrate the operations of the two companies for cost savings purposes (See Note 5: “Acquisitions” for further discussion). As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated to reflect terms applicable to the combined company.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cumulative employee separation charges of $6.6 million have been recognized through December 31, 2009. These charges include $1.6 million of severance benefits for 80 individuals who were employees of the Company prior to the acquisition and $5.0 million of severance benefits for 24 individuals who were employees of AMIS prior to the acquisition. All 24 employees were or are required to render services until their termination date to receive these severance benefits. The termination benefits for the 24 AMIS employees are being recognized ratably from the acquisition date to their termination date. All terminations and associated severance payments related to these activities were completed by the end of the first quarter of 2009.

Cumulative exit costs of $4.8 million have been recognized through December 31, 2009, related to charges incurred to terminate overlapping or duplicative software licenses under certain lease agreements with external suppliers in connection with the AMIS acquisition and for clean up associated with the shut down of a wafer fabrication facility. During the year ended December 31, 2009, the Company recognized charges of $1.6 million on the statement of operations relating to this activity. All payments related to these exit costs were paid by the end of the third quarter of 2009.

2007 Plan to Restructure Phoenix, Arizona Wafer Manufacturing

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ending December 31, 2008	$—	$1.0	$(0.5)	$(0.2)	$0.3

For Year Ending December 31, 2009	$0.3	$—	$(0.3)	$—	$—

Cumulative charges of $2.8 million have been recognized through December 31, 2009, related to the 2007 plan to restructure the Phoenix, Arizona wafer manufacturing and have been included in restructuring, asset impairment and other, net on the consolidated statement of operations. In March 2007, the Company announced plans to consolidate manufacturing efforts with the closing of one of its manufacturing facilities at its Phoenix, Arizona location. The wafer manufacturing that takes place at this facility has been transferred to the Company’s offshore lower-cost manufacturing facilities. All of the 85 manufacturing employees have been terminated as a direct result of this consolidation effort. Also in connection with this activity, during the third quarter of 2007 the Company announced reductions in factory support functions at its Phoenix, Arizona and Gresham, Oregon locations which resulted in the elimination or transfer of 67 positions. These measures were initiated for cost savings purposes. All payments related to these employee separation charges were paid by the end of second quarter of 2009.

Asset Impairments

In June 2009, the Company recorded $0.2 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations. The $0.2 million of asset impairments resulted from the fact that the Company currently has no plans to use certain assets, and management considers the cease of use of these assets as other than temporarily idled. The $0.2 million asset impairment charge taken in June 2009 was determined based upon the cost of previously capitalized assets that were abandoned.

During the quarter ended October 2, 2009, the Company completed the closure of the Piestany, Slovakia manufacturing facilities and recorded an impairment charge of $5.4 million that resulted from the subsequent decline in the estimated fair value of the Piestany property.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In December 2009, the Company recorded $0.7 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations for asset libraries originally purchased to be used to increase foundry business designing product to be manufactured in our Gresham, Oregon wafer fabrication facility. The Company made a decision to cease use of these assets in the fourth quarter of 2009 due to low demand and change in strategy, thus the libraries were abandoned. The Company has no plans to use the software libraries, and management considers the cease and use of these assets as other than temporarily idled. The amount of the asset impairment charge taken in December 2009, of $0.7 million, was determined based on the costs that had been previously capitalized relating to the above abandoned assets libraries.

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

The Company recorded $2.2 million of asset impairments included in restructuring, asset impairments and other, net on the statement of operations at December 31, 2008. The Company had capitalized approximately $5.9 million of software development costs associated with modifications and enhancements to several business process and related systems prior to December 31, 2008. The $2.2 million at December 31, 2008 of asset impairments resulted from the fact that the Company currently has no plans to use certain internally developed software, and management considers the cease of use of these assets as other than temporarily idled. The decision to cease development of these assets in 2008 was triggered by the acquisition of AMIS, which required a reallocation of corporate resources from these projects to projects associated with the integration of AMIS into the Company’s computer systems (See Note 5: “Acquisitions” for further discussion). The Company did not record an asset impairment charge for 2007.

Other

During the first quarter of 2009, the Company recognized a gain associated with the settlement of a legal dispute in the amount of $2.5 million. This amount has been recognized in the statement of operations as an offset to restructuring, asset impairment and other, net.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During the fourth quarter of 2009, the Company recognized a gain associated with the sale of assets and intellectual property in the amount of $2.0 million. This amount has been recognized in the statement of operations as an offset to restructuring, asset impairment and other, net.

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

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the statement of operations for the years ended December 31, 2009, is as follows (in millions):

Year Ended December 31, 2009
Restructuring
2009 Charges:
Cash employee separation charges	$19.7
Exit costs	4.3
Less: net adjustments to reserves	(0.9)

Asset impairments
2009 Charges	6.3

Other
2009 gain on settlement of lawsuit	(2.5)
2009 gain on sale of intellectual property	(2.0)

$24.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 7:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2009	2008
Receivables, net:
Accounts receivable	$270.2	$199.0
Less: Allowance for doubtful accounts	(9.3)	(10.2)

	$260.9	$188.8

Inventories, net:
Raw materials	$35.4	$32.6
Work in process	151.6	171.1
Finished goods	82.9	131.8

	$269.9	$335.5

Property, plant and equipment, net:
Land	$42.0	$40.2
Buildings	429.7	419.0
Machinery and equipment	1,420.2	1,415.8

Total property, plant and equipment	1,891.9	1,875.0
Less: Accumulated depreciation	(1,186.4)	(1,104.2)

	$705.5	$770.8

Accrued expenses:
Accrued payroll	$55.9	$52.7
Sales related reserves	32.7	33.3
Restructuring reserves	1.1	3.1
Acquisition related restructuring charges	12.5	15.6
Accrued pension liability	0.2	0.2
Other	33.1	33.5

	$135.5	$138.4

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(64.6)	$(53.1)
Unrealized prior service cost of defined benefit pension plan	(0.1)	(0.3)
Prior service cost from pension legal plan amendment	(0.2)	(0.2)

	$(64.9)	$(53.6)

Depreciation expense for property, plant and equipment, including amortization of capitalized leases, totaled $108.3 million, $100.0 million and $75.7 million for 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, total property, plant and equipment included $67.1 million and $80.6 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity related to our warranty reserves for 2007, 2008 and 2009 follows (in millions):

Balance as of December 31, 2006	$2.4
Provision	1.3
Usage	(1.5)

Balance as of December 31, 2007	2.2
Provision	2.1
Reserves acquired from AMIS	0.8
Reserves acquired from Catalyst	0.1
Usage	(1.3)

Balance as of December 31, 2008	3.9
Provision	0.4
Usage	(1.1)

Balance as of December 31, 2009	$3.2

Note 8:    Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2009	December 31, 2008
Senior Bank Facilities:
Term Loan, interest payable quarterly at 2.00063% and 2.2113%, respectively	$170.2	$171.9
Revolver	—	—

	170.2	171.9
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	96.9	177.7
1.875% Convertible Senior Subordinated Notes due 2025 (2)	76.5	71.3
2.625% Convertible Senior Subordinated Notes due 2026 (3)	389.0	369.6
2.25% Loan with Japanese bank due 2010, interest payable semi-annually	3.6	7.9
Loan with Philippine banks due 2010 through 2012, interest payable	18.7	21.8
quarterly at 1.28438% and 5.81875%, respectively
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.00563% and 2.94625%, respectively	10.5	12.1
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.50375% and 3.17125%, respectively	5.9	6.8
Loan with Philippine banks due 2010 through 2014, interest payable quarterly at 6.03063%	10.3	—
Loan with Chinese bank due 2010, interest payable quarterly at 2.7825% and 2.6975%, respectively	7.0	7.0
Loan with Chinese bank due 2010, interest payable quarterly at 3.2725% and 2.6975%, respectively	7.0	7.0
Loan with Chinese bank due 2010, interest payable quarterly at 2.7825% and 2.6975%, respectively	6.0	6.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 5.25063%	7.0	—
Short-term loan with Chinese bank due 2010, interest payable quarterly at 4.28063%	7.0	—
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.2525%	12.0	—
Loan with Chinese bank due 2009, interest payable semi-annually at 5.455%	—	11.3
Loan with Chinese bank due 2009, interest payable semi-annually at 5.175%	—	5.0
Loan with Chinese bank due 2009 through 2013, interest payable semi-annually at 3.0913%	—	6.9
Loan with Belgian bank, interest payable daily at 2.7520%	—	25.0
Loan with British finance company, interest payable monthly at 1.75%	23.1	—
Short-term loan with Japanese bank due 2009, interest payable quarterly at 1.875%	—	5.5
1.875% Loan with Japanese bank due 2010 through 2013, interest payable semi-annually	2.6	3.3
Short-term loan with Japanese bank due 2010, interest payable monthly at 1.06% and 1.42%, respectively	1.6	1.7
Capital lease obligations	78.6	92.0

	933.5	1009.8
Less: Current maturities	(205.9)	(107.9)

	727.6	901.9

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 shall be purchased by the Company at the option of the holders of the notes on April 5, 2010, or thereafter.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 shall be purchased by the Company at the option of the holders of the notes on December 15, 2012, or thereafter.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 shall be purchased by the Company at the option of the holders of the notes on December 15, 2013, or thereafter.

Annual maturities relating to the Company’s long-term debt as of December 31, 2009 are as follows (in millions):

Actual Maturities
2010	$205.9
2011	36.2
2012	114.3
2013	567.5
2014	5.9
Thereafter	3.7

Total	$933.5

Gain (Loss) on Debt Repurchase

During the year ended December 31, 2009, the Company incurred a net loss on debt repurchase of $3.1 million, which included the write off of $0.7 million in unamortized debt issuance costs, resulting from the repurchase of $99.7 million in par value ($91.0 million of carrying value) of its zero coupon convertible senior subordinated notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of the Company’s common stock at the time of repurchase.

During the year ended December 31, 2008, the Company incurred a net gain on debt prepayment of $3.8 million resulting from the repurchase of $60.9 million in par value of its zero coupon convertible senior subordinated notes due 2024 at par value for $49.4 million in cash partially offset by a write off of the proportionate share of capitalized closing costs associated with the same notes.

During the year ended December 31, 2007, the Company incurred a loss on debt prepayment of $0.1 million resulting from the prepayment of $23.9 million of its senior bank facilities.

Senior Bank Facilities

Terms Existing as of December 31, 2009

Borrowings under the senior bank facilities bear interest at rates selected by the Company based on either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, as defined, plus an interest rate spread of 1.75%. The interest rate as of December 31, 2009 was 2.00063%. As of December 31, 2009, borrowings under the senior bank facilities were $170.2 million under the term loan, with interest payable quarterly. Principal payments under the term loan facility are paid quarterly at an annualized rate of 1% of the original $175.0 million principal balance, with the remaining due in September 2013. Additionally, after consideration of the amendments to the credit agreement described below, the senior bank facilities contained a $25.0 million revolving line of credit. Letters of credit totaling $1.2 million were outstanding against the line of credit at December 31, 2009 leaving $23.8 million of availability at that date. One of the Company’s foreign exchange hedging agreements has a provision for termination if at any time the amount available under the revolving line of credit is less than $2.5 million. The Company was in compliance with the various covenants and other

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

requirements contained in its senior bank facilities through December 31, 2009. Management believes that the Company will be able to comply with the various covenants and other requirements contained in its senior bank facilities through December 31, 2010.

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

Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its then outstanding 12% senior subordinated notes due 2009. In order to finance the cash tender offer, the Company issued $260.0 million of zero coupon convertible senior subordinated notes due 2024. The Company received net proceeds of approximately $251.2 million from the sale of the notes after deducting commissions and estimated offering expenses of $8.8 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of April 15, 2010. The notes do not bear cash interest, nor does the principal amount accrete. The effective interest rate of the notes is 8.9%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of zero coupon convertible senior subordinated notes due 2024 (the “Old Notes”) for a like principal amount of (the “New Notes”) plus an exchange fee of $2.50 per $1,000 principal amount of their Old Notes validly tendered and accepted for exchange. The New Notes contain a net share settlement feature, which reduces the amount of shares included in diluted net income per share. On July 21, 2006, the Company issued $259.5 million aggregate principal at par of New Notes that are convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principal under certain circumstances. The excess of fair value

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old Notes were tendered and subsequently exchanged. On August 9, 2006, the Company entered into transactions with four of the remaining holders of the Old Notes and exchanged $443,000 aggregate principal at par of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. The Company intends to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

In the fourth quarter of 2008, the Company repurchased $60.9 million of principal of zero coupon convertible senior subordinated notes due 2024 for $49.4 million. Additionally, the Company wrote off the proportionate share of capitalized closing costs of $0.5 million, thus recognizing a net $3.8 million gain on the extinguishment of the debt.

In the first half of 2009, the Company repurchased $99.7 million of par value of zero coupon convertible senior subordinated notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of the Company’s common stock at the time of repurchase. The Company recognized a $3.1 million loss on the repurchase, which included the write off of $0.7 million in unamortized debt issuance costs.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Included in other assets as of December 31, 2009 were $0.1 million of debt issuance costs associated with the zero coupon convertible senior subordinated notes due 2024, which will be amortized using the effective interest method through 2010. Included in long-term debt as of December 31, 2009 was $2.5 million of unamortized debt discount associated with the zero coupon convertible senior subordinated notes due, 2024, which will be amortized using the effective interest method through 2010.

1.875% Convertible Senior Subordinated Notes

In order to finance the repayment of the previously outstanding junior subordinated note, on December 21, 2005 the Company issued $95.0 million of 1.875% convertible senior subordinated notes due 2025. The Company received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The effective interest rate of the notes is 9.5%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

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

Included in other assets as of December 31, 2009, were $7.8 million of debt issuance costs associated with the convertible senior subordinated notes due 2012, which will be amortized using the effective interest method through 2012. Included in long-term debt as of December 31, 2009 was $18.5 million of unamortized debt discount associated with the convertible senior subordinated notes due 2012, which will be amortized using the effective interest method though 2012.

2.625% Convertible Senior Subordinated Notes

On December 15, 2006, the Company issued $484.0 million of 2.625% convertible senior subordinated notes due 2026. The Company received net proceeds of approximately $471.7 million from the sale of the notes after deducting commissions and estimated offering expenses of $13.3 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2013. The Company used the net proceeds to repay $199.1 million outstanding principal of its senior bank facilities and to repurchase 30.7 million shares of its common stock outstanding for $230.0 million and the remainder for general corporate purposes. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2007. The effective interest rate of the notes is 8.5%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

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

Included in other assets as of December 31, 2009, were $1.5 million of debt issuance costs associated with the convertible senior subordinated notes, which will be amortized using the effective interest method through 2013. Included in long-term debt as of December 31, 2009 was $95.0 million of unamortized debt discount associated with the senior subordinated notes, which will be amortized using the effective interest method through 2013.

Japanese Loans

In October 2000, one of the Company’s Japanese subsidiaries entered into a yen-denominated loan agreement with a Japanese bank to finance the expansion of its manufacturing facilities. The loan, which had a balance of $3.6 million at December 31, 2009 (330 million JPY principal), bears interest at an annual rate of 2.25% and requires semi-annual principal payments through March 2010 of approximately $2.1 million (190 million JPY principal) along with accrued interest. Additionally, the final principal payment in September 2010 will be approximately $1.5 million (140 million JPY principal) along with accrued interest. The loan is unsecured, however, the bank has rights under the agreement to obtain the collateral of the Japanese subsidiary under certain circumstances. In addition, the loan is guaranteed on an unsecured basis by SCI LLC, the Company’s primary domestic operating subsidiary.

In April 2008, one of the Company’s Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The loan, which was paid in full during the year ending December 31, 2009, bore interest payable quarterly at an annual rate of 1.875%.

In November 2008, one of the Company’s Japanese subsidiaries entered into a five-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $2.6 million at December 31, 2009 (240 million JPY principal), bears interest at an annual rate of 1.875% and requires semi-annual principal payments through November 2013 of approximately $0.3 million (30 million JPY principal) along with accrued interest.

In December 2008, one of the Company’s Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance general corporate purposes. The loan was renewed for another year and had a balance of $1.6 million at December 31, 2009 (150 million JPY principal), bears interest payable monthly at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.75%.

Philippine Loans

In October 2007, one of the Company’s Philippine subsidiaries entered into a five-year syndicated loan agreement with three Philippine banks to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $18.7 million at December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in October 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In August 2008, one of the Company’s Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $10.5 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 0.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in August 2013.

In September 2008, one of the Company’s Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $5.9 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 1.25% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due September 2013.

In July 2009, the Company’s Philippine subsidiary entered into a five-year loan agreement with two Philippine banks to finance up to $14.0 million of the expansion of the Philippine manufacturing facility. As of December 31, 2009, approximately $10.3 million had been drawn down and was outstanding. The loan, which has scheduled draw downs in the next twelve months, bears interest payable quarterly based on 3-month LIBOR plus 5.75% per annum. Sixty percent of the total loan will be repaid over nineteen equal quarterly principal installments, with the balance due in July 2014.

Chinese Loans

In June 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $7.0 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 5.0% per annum. The full amount of the loan is due June 2010.

In July 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $7.0 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 4.0% per annum. The full amount of the loan is due July 2010.

In October 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which had a balance of $13.0 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 2.5% per annum. The full amount of the loan is due October 2010.

In November 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan refinanced a loan with the same bank that matured in 2009.The loan, which had a balance of $7.0 million as of December 31, 2009, bears interest payable quarterly based on 3-month LIBOR plus 3.0% per annum. The full amount of the loan is due in November 2010.

In December 2009, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank for working capital purposes. The loan, which had a balance of $12.0 million as of December 31, 2009, bears interest payable quarterly based on 6-month LIBOR plus 1.8% per annum. The full amount of the loan is due in December 2010.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Belgian Loans

In June 2008, one of the Company’s European subsidiaries entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which bore interest payable daily at the European Overnight Index Average (“EONIA”) plus 0.4% was repaid during the second quarter of 2009.

A bank guarantee of $4.4 million was outstanding under a non-reusable commitment credit with a Belgian bank as of December 31, 2009. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2009.

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

November 2009 British Loan

In November 2009, one of the Company’s European subsidiaries entered into a loan with a United Kingdom based finance company, secured by certain assets, to finance general corporate purposes. The loan, which had a balance of $23.1 million as of December 31,2009 (based on euro-to-dollar exchange rate in effect at that date), bears interest payable monthly at 3-month LIBOR plus 1.4%. The loan amounts subject to an eligible borrowing calculation as defined in the loan agreement. The loan agreement can be cancelled by a 90-day written notification. A cash secured standby letter of credit of $4.0 million was issued to guarantee the loan facility.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment.

In June 2009, one of the Company’s European subsidiaries entered into a capital lease agreement with three banks to finance the land purchase and building construction for a research and development site. The capital lease obligation, which had a balance of $7.5 million as of December 31, 2009 (based on the euro-to-dollar exchange rate in effect at that date), bears interest at an approximate rate of 4.53%. The length of the financing is 10 years from the first quarterly lease payment due upon building occupancy which is expected to commence in February 2010.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Debt Guarantees

The Company is the sole issuer of the zero coupon convertible senior subordinated notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, “the Notes”). The Company’s domestic subsidiaries, except those domestic subsidiaries acquired thru the acquisitions of AMIS, Catalyst and PulseCore, (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidating financial information for the issuer of the notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2009
Cash and cash equivalents	$—	$286.0	$—	$239.7	$—	$525.7
Short-term investments	—	—	—	45.5	—	45.5
Receivables, net	—	47.9	—	213.0	—	260.9
Inventories, net	—	34.2	—	230.5	5.2	269.9
Other current assets	—	7.1	—	44.4	—	51.5
Deferred income taxes	—	5.5	—	9.6	—	15.1

Total current assets	—	380.7	—	782.7	5.2	1,168.6
Restricted cash	—	—	—	5.9	—	5.9
Property, plant and equipment, net	—	149.7	2.8	557.0	(4.0)	705.5
Goodwill and intangible assets, net	—	197.1	37.3	278.1	(38.4)	474.1
Investments and other assets	1,548.3	1,210.7	45.8	29.0	(2,773.6)	60.2

Total assets	$1,548.3	$1,938.2	$85.9	$1,652.7	$(2,810.8)	$2,414.3

Accounts payable	$—	$25.0	$0.1	$147.8	$—	$172.9
Accrued expenses and other current liabilities	97.6	74.3	0.8	172.9	1.7	347.3
Deferred income on sales to distributors	—	26.9	—	71.9	—	98.8

Total current liabilities	97.6	126.2	0.9	392.6	1.7	619.0
Long-term debt	465.4	213.0	—	49.2	—	727.6
Other long-term liabilities	—	20.0	0.4	28.9	—	49.3
Deferred Income Taxes	—	7.6	—	6.2	—	13.8
Intercompany	0.3	(127.5)	(52.4)	(25.9)	205.5	—

Total liabilities	563.3	239.3	(51.1)	451.0	207.2	1,409.7
Total ON Semiconductor Corporation stockholders’ equity (deficit)	985.0	1,698.9	137.0	1,201.7	(3,037.6)	985.0
Minority interests in consolidated subsidiaries	—	—	—	—	19.6	19.6

Total stockholders’ equity	985.0	1,698.9	137.0	1,201.7	(3,018.0)	1,004.6

Total liabilities and stockholders’ equity	$1,548.3	$1,938.2	$85.9	$1,652.7	$(2,810.8)	$2,414.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2008
Cash and cash equivalents	$—	$213.4	$—	$245.3	$—	$458.7
Receivables, net	—	16.9	—	171.9	—	188.8
Inventories, net	—	25.8	—	303.7	6.0	335.5
Other current assets	—	7.9	—	47.6	—	55.5
Deferred income taxes	—	3.5	—	8.5	—	12.0

Total current assets	—	267.5	—	777.0	6.0	1,050.5
Property, plant and equipment, net	—	164.0	3.1	607.6	(3.9)	770.8
Deferred income taxes	—	1.8	—	(1.8)		—
Goodwill and intangible assets, net	—	22.5	37.0	434.1	—	493.6
Investments and other assets	1,457.7	1,262.2	40.3	2,298.2	(5,013.8)	44.6

Total assets	$1,457.7	$1,718.0	$80.4	$4,115.1	$(5,011.7)	$2,359.5

Accounts payable	$—	$20.0	$0.1	$158.1	$—	$178.2
Accrued expenses and other current liabilities	0.6	61.6	0.8	187.0	1.7	251.7
Deferred income on sales to distributors	—	28.7	—	85.4	—	114.1

Total current liabilities	0.6	110.3	0.9	430.5	1.7	544.0
Long-term debt	618.6	235.8	—	47.5	—	901.9
Other long-term liabilities	—	27.5	0.4	20.2	—	48.1
Deferred Income Taxes	—	5.3	—	4.7	—	10.0
Intercompany	0.3	(270.2)	(51.6)	116.0	205.5	—

Total liabilities	619.5	108.7	(50.3)	618.9	207.2	1,504.0
Total ON Semiconductor Corporation stockholders’ equity (deficit)	838.2	1,609.3	130.7	3,496.2	(5,236.2)	838.2
Minority interests in consolidated subsidiaries	—	—	—	—	17.3	17.3

Total stockholders’ equity	838.2	1,609.3	130.7	3,496.2	(5,218.9)	855.5

Total liabilities and stockholders’ equity	$1,457.7	$1,718.0	$80.4	$4,115.1	$(5,011.7)	$2,359.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2009
Revenues	$—	$512.5	$12.1	$2,291.5	$(1,047.2)	$1,768.9
Cost of revenues	—	399.1	1.7	1,794.1	(1,046.7)	1,148.2

Gross profit	—	113.4	10.4	497.4	(0.5)	620.7

Research and development	—	40.8	8.1	150.0	(0.1)	198.8
Selling and marketing	—	48.0	0.8	72.1	—	120.9
General and administrative	—	(49.2)	0.6	110.7	42.4	104.5
Amortization of acquisition related intangible assets	—	12.5	—	19.4	(2.9)	29.0
Restructuring, asset impairments and other, net	—	3.3	—	21.6	—	24.9

Total operating expenses	—	55.4	9.5	373.8	39.4	478.1

Operating income (loss)	—	58.0	0.9	123.6	(39.9)	142.6
Interest expense, net	(52.2)	(6.1)	—	(5.6)	0.1	(63.8)
Other	—	(1.4)	—	(3.3)	—	(4.7)
Loss on dept prepayment	(3.1)	—	—	—	—	(3.1)
Equity in earnings	116.3	72.4	5.4	119.4	(313.5)	—

Income (loss) before income taxes	61.0	122.9	6.3	234.1	(353.3)	71.0
Income tax provision	—	5.2	—	(12.9)	—	(7.7)

Net income (loss)	61.0	128.1	6.3	221.2	(353.3)	63.3
Net (income) loss attributable to minority interests	—	—	—	—	(2.3)	(2.3)

Net income (loss) attributable to ON Semiconductor	$61.0	$128.1	$6.3	$221.2	$(355.6)	$61.0

Net cash provided by (used in) operating activities	$—	$(219.7)	$—	$496.6	$—	$276.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(9.4)	—	(45.9)	—	(55.3)
Funds deposited for purchases of property, plant and equipment	—	—	—	(3.2)	—	(3.2)
Increase in restricted cash	—	—	—	(5.9)	—	(5.9)
Purchase of held-to-maturity securities	—	—	—	(97.9)	—	(97.9)
Proceeds from sales of held-to-maturity securities	—	—	—	52.4	—	52.4
Purchase of a business, net of cash acquired	—	—	—	(16.7)	—	(16.7)
Proceeds from sales of property, plant and equipment	—	—	—	0.3	—	0.3

Net cash used in investing activities	—	(9.4)	—	(116.9)	—	(126.3)

Cash flows from financing activities:
Intercompany loans	—	(123.6)	—	123.6	—	—
Intercompany loan repayments	—	501.5	—	(501.5)	—	—
Proceeds from debt issuance	—	—	—	79.5	—	79.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	5.5	—	—	—	5.5
Proceeds from exercise of stock options and warrants	—	17.5	—	—	—	17.5
Repurchase of treasury stock	—	(8.6)	—	—	—	(8.6)
Payment of capital lease obligation	—	(23.4)	—	(6.1)	—	(29.5)
Repayment of long term debt	—	(67.2)	—	(81.0)	—	(148.2)

Net cash provided by (used in) financing activities	—	301.7	—	(385.5)	—	(83.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	72.6	—	(5.6)	—	67.0
Cash and cash equivalents, beginning of period	—	213.4	—	245.3	—	458.7

Cash and cash equivalents, end of period	$—	$286.0	$—	$239.7	$—	$525.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2008
Revenues	$—	$434.9	$14.7	$2,718.9	$(1,113.7)	$2,054.8
Cost of revenues	—	405.9	1.7	1,979.4	(1,077.7)	1,309.3

Gross profit	—	29.0	13.0	739.5	(36.0)	745.5

Research and development	—	24.4	9.9	232.2	(32.6)	233.9
Selling and marketing	—	47.7	1.6	90.8	(5.7)	134.4
General and administrative	—	(7.1)	0.8	126.7	2.0	122.4
Internal commissions expense	—	(1.4)	—	1.4	—	—
In process research and development	—	—	—	27.1	—	27.1
Amortization of acquisition related intangible assets	—	1.2	—	21.7	—	22.9
Goodwill impairment	—	24.0	36.0	484.5	—	544.5
Restructuring, asset impairments and other, net	—	9.1	—	17.1	—	26.2

Total operating expenses	—	97.9	48.3	1,001.5	(36.3)	1,111.4

Operating income (loss)	—	(68.9)	(35.3)	(262.0)	0.3	(365.9)
Interest expense, net	(60.0)	(4.2)	—	(8.9)	0.1	(73.0)
Other	—	(1.7)	0.1	(30.3)	29.0	(2.9)
Gain on dept prepayment	3.8	—	—	—	—	3.8
Equity in earnings	(372.7)	(301.0)	0.4	0.1	673.2	—

Income (loss) before income taxes	(428.9)	(375.8)	(34.8)	(301.1)	702.6	(438.0)
Income tax provision	—	2.9	—	6.5	—	9.4

Net income (loss)	(428.9)	(372.9)	(34.8)	(294.6)	702.6	(428.6)
Net (income) loss attributable to minority interests	—	—	—	—	(0.3)	(0.3)

Net income (loss) attributable to ON Semiconductor	$(428.9)	$(372.9)	$(34.8)	$(294.6)	$702.3	$(428.9)

Net cash provided by (used in) operating activities	$—	$(21.9)	$0.2	$415.5	$—	$393.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22.8)	(0.2)	(72.0)	—	(95.0)
Funds deposited for purchases of property, plant and equipment	—	—	—	0.4	—	0.4
Purchase of a business, net of cash acquired	—	(14.5)	—	197.6	—	183.1
Proceeds from sales of property, plant and equipment	—	38.6	—	0.6	—	39.2

Net cash provided by (used in) investing activities	—	1.3	(0.2)	126.6	—	127.7

Cash flows from financing activities:
Intercompany loans	—	(750.0)	—	750.0	—	—
Intercompany loan repayments	—	780.0	—	(780.0)	—	—
Proceeds from debt issuance	—	—	—	77.1	—	77.1
Proceeds from issuance of common stock under the employee stock purchase plan	—	5.1	—	—	—	5.1
Proceeds from exercise of stock options and warrants	—	15.3	—	—	—	15.3
Repurchase of treasury stock	—	(2.9)	—	—	—	(2.9)
Dividends to minority shareholder of consolidated subsidiary	—	3.3	—	(4.8)	—	(1.5)
Equity injections from parent	—	—	3.3	—	—	3.3
Subsidiary declared dividend	—	15.9	(3.3)	(15.9)	—	(3.3)
Payment of capital lease obligation	—	(23.1)	—	(4.2)	—	(27.3)
Repayment of long term debt	—	(1.7)	—	(401.2)	—	(402.9)

Net cash provided by (used in) financing activities	—	41.9	—	(379.0)	—	(337.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	—	21.3	—	162.8	—	184.1
Cash and cash equivalents, beginning of period	—	192.1	—	82.5	—	274.6

Cash and cash equivalents, end of period	$—	$213.4	$—	$245.3	$—	$458.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2007
Revenues	$—	$522.9	$15.9	$1,949.5	$(922.1)	$1,566.2
Cost of revenues	—	442.5	1.7	1,453.3	(921.8)	975.7

Gross profit	—	80.4	14.2	496.2	(0.3)	590.5

Research and development	—	31.3	12.1	89.6	—	133.0
Selling and marketing	—	50.7	1.2	42.7	—	94.6
General and administrative	—	143.4	(150.0)	89.3	—	82.7
Restructuring, asset impairments and other, net	—	2.0	—	1.0	—	3.0

Total operating expenses	—	227.4	(136.7)	222.6	—	313.3

Operating income (loss)	—	(147.0)	150.9	273.6	(0.3)	277.2
Interest expense, net	(57.0)	0.5	(2.1)	(5.8)	—	(64.4)
Other	—	1.4	—	(1.4)	—	—
Loss on dept prepayment	—	(0.1)	—	—	—	(0.1)
Equity in earnings	260.6	399.0	3.3	—	(662.9)	—

Income (loss) before income taxes	203.6	253.8	152.1	266.4	(663.2)	212.7
Income tax provision	—	2.6	—	(10.3)	—	(7.7)

Net income (loss)	203.6	256.4	152.1	256.1	(663.2)	205.0
Net (income) loss attributable to minority interests	—	—	—	—	(1.4)	(1.4)

Net income (loss) attributable to ON Semiconductor	$203.6	$256.4	$152.1	$256.1	$(664.6)	$203.6

Net cash provided by (used in) operating activities	$—	$(68.5)	$179.7	$205.9	$—	$317.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(35.6)	(0.1)	(105.0)	—	(140.7)
Funds deposited for purchases of property, plant and equipment	—	—	—	2.5	—	2.5
Purchase of non-marketable securities	—	(1.5)	—	—	—	(1.5)
Purchase of a business, net of cash acquired	—	(34.9)	—	(112.1)	—	(147.0)
Proceeds from sales of property, plant and equipment	—	0.4	—	10.2	—	10.6

Net cash used in investing activities	—	(71.6)	(0.1)	(204.4)	—	(276.1)

Cash flows from financing activities:
Intercompany loans	—	(764.2)	—	764.2	—	—
Intercompany loan repayments	—	947.5	(179.6)	(767.9)	—	—
Proceeds from debt issuance	—	0.5	—	25.0	—	25.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	4.8	—	—	—	4.8
Proceeds from exercise of stock options and warrants	—	42.0	—	—	—	42.0
Repurchase of treasury stock	—	(55.2)	—	—	—	(55.2)
Dividends to minority shareholder of consolidated subsidiary	—	8.4	—	(12.5)	—	(4.1)
Equity injections from parent	—	—	8.4	—	—	8.4
Subsidiary declared dividend	—	—	(8.4)	—	—	(8.4)
Payment of capital lease obligation	—	(12.6)	—	(1.4)	—	(14.0)
Payment of debt issuance and amendment costs	—	(0.4)	—	—	—	(0.4)
Repayment of long term debt	—	(25.3)	—	(8.8)	—	(34.1)

Net cash provided by (used in) financing activities	—	145.5	(179.6)	(1.4)	—	(35.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	—	5.4	—	0.4	—	5.8
Cash and cash equivalents, beginning of period	—	186.7	—	82.1	—	268.8

Cash and cash equivalents, end of period	$—	$192.1	$—	$82.5	$—	$274.6

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather SCI LLC, its primary subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 9:    Income Taxes

Geographic sources of income (loss) before income taxes and minority interests are as follows (in millions):

	Year ended December 31,
	2009	2008	2007
United States	$(28.3)	$(432.3)	$(52.2)
Foreign	99.3	(5.7)	264.9

	$71.0	$(438.0)	$212.7

The provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Current
Federal	$(1.8)	$(13.7)	$—
State and local	0.2	0.3	—
Foreign	7.8	10.1	4.6

	6.2	(3.3)	4.6

Deferred
Federal	1.2	—	—
State and local	—	—	—
Foreign	0.3	(6.1)	3.1

	1.5	(6.1)	3.1

	$7.7	$(9.4)	$7.7

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.4	(0.1)	—
Foreign withholding taxes	3.3	—	—
Foreign rate differential	(39.6)	0.4	(32.4)
Dividend income from foreign subsidiaries	89.1	(4.3)	17.2
Goodwill impairment	—	(23.3)	—
Research and development credit monetization	(2.8)	—	—
Change in valuation allowance	(72.0)	(8.8)	(16.4)
Tax reserves	(7.5)	3.0	(0.9)
Other	4.9	0.6	0.6

	10.8%	2.5%	3.1%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2009 and December 31, 2008 are as follows (in millions):

	Year ended December 31,
	2009	2008
Net operating loss and tax credit carryforwards	$408.7	$443.1
Tax-deductible goodwill	89.3	109.7
Reserves and accruals	47.4	33.3
Property, plant and equipment	16.0	36.6
Inventories	15.1	16.5
Other	(24.8)	(30.4)

Gross deferred tax assets	551.7	608.8
Valuation allowance	(550.4)	(606.8)

Net deferred tax asset (liability)	$1.3	$2.0

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2009, the Company had $12.3 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction to the provision for income taxes.

As of December 31, 2009, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $933.4 million, $1,000.2 million and $51.3 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2010 through 2027. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOL’s to approximately $93.1 million per year.

The Company reviews the collectibility of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period. As of December 31, 2009 the Company had no allowances for tax receivables.

The 2009 provision included $13.0 million for income and withholding taxes of certain of the Company’s foreign and U.S. operations and $3.4 million of new reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $8.7 million of previously accrued income taxes for anticipated audit issues.

Each year, the Company reassesses its intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries, concluding that except for certain earnings that the Company intends to reinvest indefinitely, provisions will be made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries on the belief that those earnings will be ultimately dividended to the parent. Undistributed earnings of approximately $749.4 million at December 31, 2009, have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company is currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, the Company believes they have adequately provided in our consolidated financial statements for any additional taxes that the Company may be required to pay as a result of such examinations. If the payment ultimately proves not to be necessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period the Company determines such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, additional tax expense will be recorded. The impact of such adjustments could have a material impact on the Company’s results of operations in future periods.

The activity for unrecognized gross tax benefits for 2009, 2008 and 2007 (in millions) is as follows:

	2009	2008	2007
Balance at beginning of year	$19.4	$19.9	$21.7
Reserves acquired — AMIS, Catalyst, and PulseCore	2.7	6.8	—
Additions based on tax positions related to the current year	1.4	4.0	1.7
Additions for tax positions of prior years	1.0	—	—
Reductions for tax positions of prior years	(3.9)	(0.7)	(1.7)
Lapse of statute	(3.6)	(10.5)	(0.7)
Settlements	—	(1.2)	(1.1)

Currency Adjustments	—	1.1	—

Balance at end of year	$17.0	$19.4	$19.9

A reconciliation of the unrecognized tax benefit on the consolidated balance sheet at December 31, 2009 and December 31, 2008 (in millions) is as follows:

	December 31, 2009	December 31, 2008
Decrease in deferred income taxes — current	$1.4	$2.0
Increase in income taxes payable — non-current	19.6	21.3

Total	$21.0	$23.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Included in the December 31, 2009 balance of $17.0 million is $15.6 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. No portion of the total $17.0 million balance of unrecognized tax benefit at December 31, 2009 is related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2009, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $(0.8) million, $(4.1) million and $2.7 million in interest and penalties

(benefit) during the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, upon the acquisition of PulseCore, the balance of accrued interest and penalties increased $0.9 million during 2009, and upon the acquisition of AMIS and Catalyst, the balance of accrued interest and penalties increased $1.2 million during 2008. The Company had approximately $4.0 million, $3.9 million and $6.8 million of accrued of interest and penalties at December 31, 2009, 2008 and 2007, respectively.

Note 10:    Equity

In March 2008, the Company’s stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 600 million to 750 million shares. During 2008, the Company issued 114.1 million shares in association with the AMIS and Catalyst acquisitions.

Calculations for 2009, 2008 and 2007 net income (loss) per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	2009	2008	2007
Net income (loss) attributable to ON Semiconductor Corporation	$61.0	$(428.9)	$203.6

Diluted net income (loss) attributable to ON Semiconductor Corporation	$61.0	$(428.9)	$203.6

Basic weighted average common shares outstanding	420.8	379.0	290.8
Add: Incremental shares for:
Dilutive effect of stock based compensation	8.5	—	7.5
1.875% convertible senior subordinated notes	2.8	—	2.9

Diluted weighted average common shares outstanding	432.1	379.0	301.2

Income (loss) per common share attributable to ON Semiconductor Corporation
Basic:	$0.14	$(1.13)	$0.70

Diluted:	$0.14	$(1.13)	$0.68

Basic income (loss) per common share is computed by dividing net income (loss) attributable to ON Semiconductor by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of restricted stock units is calculated by applying the treasury stock method. For the year ended December 31, 2008, the effect of stock option shares were not included as the related impact would have been anti-dilutive as the Company generated a net loss. Had the Company generated net income during the year ended December 31, 2008, the assumed exercise of stock options would have resulted in additional incremental shares of diluted

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

weighted average common shares outstanding of 14.1 million. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares for the period has been anti-dilutive were also excluded from the diluted net income per share calculation. The excluded option shares were 13.1 million, 34.7 million and 7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock at an exercise price of $19.41 per share, were issued as part of the AMIS acquisition. The warrants expire on December 31, 2010. All warrants were outstanding as of December 31, 2009 and 2008 but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive.

For the years ended December 31, 2009, 2008 and 2007, the assumed conversion of the zero coupon convertible senior subordinated notes due 2024 are convertible into cash up to the par value of $99.4 million, based on conversion price of $9.82 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2009, 2008 and 2007 the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded during the periods subsequent to the exchange offer.

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

The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. For the years ended December 31, 2009, 2008 and 2007, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The excess of fair value over par value is convertible into stock. As of December 31, 2009, 2008 and 2007 the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

See Note 8: “Long-Term Debt” for further discussion of the zero coupon convertible senior subordinated notes, the 1.875% and 2.625% convertible senior subordinated notes.

Treasury Stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company used cash on hand to repurchase 5,000,000 shares of its common stock during the year ended December 31, 2007, at a price of $11.05 per share. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee with holding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the years ended December 31, 2009 and 2008 were $8.6 million and $2.9 million, respectively, for which the Company withheld 1,259,359, and 451,106 shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of December 31, 2009, but may be reissued or retired by the Company at a later date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 11:    Employee Stock Benefit Plans

Employee Stock Options

The Company adopted the ON Semiconductor 1999 Founders Stock Option Plan (“the 1999 Plan”), which is an incentive plan for key employees, directors and consultants. A total of 11.6 million shares of the Company’s common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan is administered by the Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees, directors and consultants who will receive grants and determine the exercise prices and vesting schedules of the options. The 1999 Plan terminated on September 9, 2009

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the SIP”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The SIP is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the SIP which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. As of January 1, 2010 and 2009, the number of shares of the Company’s common stock reserved and available for grant increased by 12.8 million and 17.3 million, respectively to 95.0 million and 82.2 million, respectively.

The SIP was also amended to increase the maximum number of options granted to any one participant during the fiscal year from 1.0 million shares to 2.5 million, and to allow the Board of Directors to adopt a program of exchanging underwater options for newly issued options.

In March, 2008 the Company assumed approximately 9.4 million employee stock options and 1.1 million restricted stock unit awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by the Company’s stockholders but which was approved by AMIS’ stockholders. Approximately 4.9 million shares were added to the the SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan.

In October 2008, the Company also assumed approximately 3.9 millions employee stock options and 0.4 million restricted stock unit awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company’s stockholders but which were approved by Catalyst’s stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan.

Generally, the options granted under both plans vest over a period of four years and have a term of 10 years. Under the 1999 Plan, all outstanding options and under the SIP certain outstanding options vest automatically upon a change of control, as defined in the plan document, provided the option holder is employed by the Company on the date of the change in control. Under the SIP, certain other outstanding options vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after the date of termination (one year in the case of death or disability), unless otherwise specified in an option holder’s employment or stock option agreement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

There was an aggregate of 20.6 million shares of common stock available for grant under the 2000 Plan and 24.9 million shares of common stock available for grant under both plans at December 31, 2009 and December 31, 2008, respectively.

Restricted Stock Units and Awards

The Company’s SIP permits the granting of restricted stock units to eligible employees and non-employee directors at fair market value at the date of the grant. Restricted stock units vest over three to four years or based on the achievement of certain performance criteria and are payable in shares of the Company’s stock upon vesting.

During 2009, the Company issued 14.4 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units vesting is evaluated each reporting period and compensation expense is recognized for those units for which achievement is considered probable.

As of December 31, 2009, the Company determined that it is probable that the majority of those performance criteria will be met relating to all restricted stock units granted during the current and prior years. Compensation expense of $26.9 million was recognized during the year for all performance based restricted stock units that are expected to vest. Additional compensation expense of $8.6 million was recognized during the year for all restricted stock units with service conditions that were granted in 2009 and prior that are expected to vest.

The following table presents a summary of the status of the Company’s non-vested restricted stock units granted to certain officers and directors of the Company as of December 31, 2009, and changes during the year ended December 31, 2009 (number of shares in millions):

	Year Ended December 31, 2009
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares of restricted stock units at December 31, 2008	4.9	$6.96
Granted	14.8	3.46
Released	(4.1)	4.76
Forfeited	(0.5)	5.41

Non-vested shares of restricted stock units at December 31, 2009	15.1	$4.17

During the year ended December 31, 2009, the Company granted 0.2 million shares in restricted stock awards with immediate vesting and with a weighted average grant date fair value of $3.34 per share.

As of December 31, 2009, there was approximately $25.7 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the plan; of this total approximately $17.1 million of unrecognized compensation expense related to the performance based restricted stock units. The cost is expected to be recognized over the vesting period; for restricted stock units with performance criteria expense will be recognized over the period the performance criteria is expected to be met which is estimated to be approximately 2 years as of December 31, 2009. Unrecognized compensation cost related to certain 2009 performance criteria are excluded because it is assumed those performance criteria will not be met. Compensation expense related to restricted stock units was $35.5 million for the year ended December 31, 2009.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of their payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the years ended December 31, 2009 employees purchased approximately 1.2 million shares under the plan and 2008 employees purchased approximately 1.2 million shares under the plan. Through May 2009, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 15 million shares. As of December 31, 2009, there were 6.4 million shares available for issuance under the Employee Stock Purchase Plan.

Stock-Based Compensation Information

The fair value of each option grant in 2006 and thereafter is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2009, 2008 and 2007 was $3.39 per share, $3.30 per share and $3.72 per share, respectively, and was calculated using the lattice-based model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Volatility	54.9%	55.4%	41.9%
Risk-free interest rate	2.4%	2.8%	4.4%
Expected Term	5.3 years	5.2 years	4.2 years

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

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 12%, 13% and 12% in the years ended December 31, 2009, 2008 and 2007, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company uses the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan during the years ended December 31, 2009, 2008 and 2007 were $1.57 per share, $2.13 per share and $2.31 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.15%	1.67%	4.57%
Volatility	83.00%	58.00%	40.00%

Total stock-based compensation expense, related to the Company’s employee stock options, employee stock purchase plan and restricted stock units recognized for the years ended December 31, 2009, 2008 and 2007 were comprised as follows (in millions, except per share data):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cost of revenues	$13.7	$8.8	$4.7
Research and development	10.7	5.7	2.6
Selling and marketing	8.8	5.3	2.9
General and administrative	21.0	13.4	6.3

Stock-based compensation expense before income taxes	54.2	33.2	16.5
Related income tax benefits (1)	—	—	—

Stock-based compensation expense, net of taxes	$54.2	$33.2	$16.5

(1)	Most of the Company’s stock-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related income tax benefits are expected.

The Company recorded $29.0 million in stock-based compensation expense during the year ended December 31, 2009, related to stock-based awards granted during the year ended December 31, 2009. This expense was comprised as follows (in millions):

Year Ended December 31, 2009
Stock Options	$0.1
Restricted Stock Units	26.2
Restricted Stock Awards	0.8
Employee Stock Purchase Plan	1.9

Total Expense related to stock-based awards granted during the year	$29.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2009
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2008	36.5	$7.38
Grants	0.5	6.90
Exercises	(4.0)	4.40
Cancellations	(3.6)	9.76

Outstanding at December 31, 2009	29.4	$7.48	5.6	$58.1

Exercisable at December 31, 2009	19.4	$7.55	4.5	$40.9

Net stock options, after forfeitures and cancellations, granted during the year ended December 31, 2009 and December 31, 2008 represented (0.8)% and 1.5% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2009 and December 31, 2008 represented 0.1% and 1.8% of outstanding shares as of the end of each such fiscal year, respectively.

At December 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $18.5 million, which is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of stock options exercised during the year ended December 31, 2009 was $11.0 million. The Company recorded cash received from the exercise of stock options of $17.5 million and cash from issuance of shares under the Employee Stock Purchase Plan of $5.5 million and no related tax benefits during the year ended December 31, 2009. Upon option exercise or completion of a purchase under the Employee Stock Purchase Plan the Company issues new shares of stock.

Additional information about stock options outstanding at December 31, 2009 with exercise prices less than or above $8.82 per share, the closing price at December 31, 2009, follows (number of shares in millions):

Exercise Prices	Exercisable		Unexercisable		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $8.82	12.6	$5.57	6.4	$6.13	19.0	$5.76
Above $8.82	6.8	$11.19	3.6	$9.49	10.4	$10.61

Total outstanding	19.4	$7.55	10.0	$7.34	29.4	$7.48

Note 12:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The Company expects to contribute $1.2 million in 2010. As discussed below, the 2010 funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

collective agreements or customary practice. The weighted average assumed rate of return on plan assets for these plans for 2010 is 5.16%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, we assume our long-term asset mix will generally be consistent with the current mix. The Company determines its discount rates using AA rated corporate bond yields and long term government bond yields.

The Company recognizes actuarial gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared.

The following is a summary of the status of the Company’s foreign pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2009	2008	2007
Service cost	$4.0	$3.8	$1.1
Interest cost	3.6	2.9	1.2
Expected return on plan assets	(2.6)	(2.6)	(0.7)
Amortization of prior service cost	(4.9)	0.4	0.3
Other losses (gains)	0.3	1.1	0.4

Total net periodic pension cost	$0.4	$5.6	$2.3

Weighted average assumptions
Discount rate	5.61%	5.26%	4.48%
Expected return on plan assets	5.16%	5.21%	5.07%
Rate of compensation increase	4.06%	4.74%	3.18%

	December 31,
	2009	2008
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$66.6	$27.0
Benefit obligation incurred through acquisition	—	38.2
Service cost	4.0	3.8
Interest cost	3.6	2.9
Net actuarial (gain) or loss	1.3	(6.4)
Benefits paid	(4.6)	(3.6)
Translation (gain) or loss	(2.3)	4.7

Projected benefit obligation at the end of the year	$68.6	$66.6

Accumulated benefit obligation at the end of the year	$50.2	$49.9

Change in plan assets
Fair value of plan assets at the beginning of the year	62.4	13.6
Plan assets incurred through acquisition	—	49.4
Actual return on plan assets	6.0	(2.6)
Benefits paid from plan assets	(4.6)	(3.6)
Employer contributions	1.5	3.1
Translation gain	0.5	2.5

Fair value of plan assets at the end of the year	$65.8	$62.4

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$16.2	$11.9
Current liabilities	(0.3)	(0.3)
Noncurrent liabilities	(18.7)	(15.8)

Funded status	$(2.8)	$(4.2)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$0.3	$0.6

Weighted average assumptions at the end of the year
Discount rate	5.61%	5.26%
Rate of compensation increase	4.06%	4.74%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2009 and 2008, respectively, the assets of the Company’s foreign plans were invested in 3% and 65% equity securities, 46% and 29% debt securities, 2% and 6% in other investments and 49% and 0% in cash, which included investment contracts and other short-term investments. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the current economic environment.

The long term rate of return on plan assets was determined using the weighted average method which incorporates factors that include the historical inflation, interest rate yield curve and current market condition

Plan Assets

The Company’s overall investment strategy is to focus on wealth protection, invest in safe and low credit risks investments with the goal to provide a positive rate of return to the plan assets. The Company is investing in a mix of investments with a wide diversification of asset types and fund strategies that align with each region and foreign locations economy and market conditions. Investment in government securities and government agencies, which the returns are guaranteed by the government, has been constructed in order to achieve the returns needed to cover the plan liabilities. Investment in fixed income securities and equity securities is with the expectation that the investments shall give a good rate of return in the long run despite periods of volatility or decline. Other types of investments include investments in cash deposits, money market funds and insurance.

The fair value measurement of plan assets in the Company’s foreign pension plans as of December 31, 2009, were as follows (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets (1)	$32.4	$31.9	$0.1	$0.4
Treasury Securities (2)	22.7	20.3	—	2.4
Agency Securities (2)	1.6	0.8	0.8	—
Corporate Bonds, Debentures (3)	5.7	2.8	0.3	2.6
Equity Securities	2.3	0.9	1.4	—
Mutual Funds	0.1	0.1	—	—
Insurance Contracts	1.0	—	—	1.0

	$65.8	$56.8	$2.6	$6.4

(1)	This category includes investments in repurchase agreement, certificates of deposit and foreign currency deposit unit funds.
(2)	This category includes investments in government bonds and agencies; 81% of these investments have guaranteed positive returns on investment, by the local government.
(3)	This category includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

When available, the Company uses observable market data, including pricing on recent closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2009 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Cash/ Money Market	Treasury Securities	Corporate Bonds, Debentures	Insurance Contracts	Total
Beginning balance at December 31, 2008	$—	$—	$—	$1.0	1.0
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	0.1	0.1
Relating to assets sold during the period	—	—	—	—	—
Purchases, sales and settlements	—	—	—	(0.1)	(0.1)
Transfers in and/or out of Level 3	0.4	2.4	2.6	—	5.4

Ending balance at December 31, 2009	$0.4	$2.4	$2.6	$1.0	$6.4

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $23.3 million, $21.5 million, and $6.3 million, respectively, as of December 31, 2009 and $25.0 million, $23.0 million, and $9.6 million, respectively, as of December 31, 2008.

The expected benefit payments for the Company’s defined benefit plans by year from 2010 through 2014 and the five years thereafter are as follows (in millions):

2010	$2.2
2011	1.0
2012	1.3
2013	2.0
2014	2.6
5 years thereafter	25.2

Total	$34.3

The total underfunded status was $19.0 million at December 31, 2009. The Company expects to contribute $1.2 million during 2010 to its foreign defined benefit plans.

Defined Contribution Plans

The Company has a deferred compensation savings plan (“the Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company beginning on January 1, 2007, elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $6.5 million, $7.1 million and $5.9 million of expense relating to matching contributions in 2009, 2008 and 2007, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.3 million, $0.5 million and $0.4 million relating to these plans for the years ended 2009, 2008 and 2007, respectively.

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

At December 31, 2009 and 2008 the Company had net outstanding foreign exchange contracts in a buy position with a net notional amount of $48.2 million and $50.7 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts, should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2009 and 2008 (in millions):

	December 31,
	2009 Buy (Sell)	2008 Buy (Sell)
Chinese Renminbi	$(5.5)	2.3
Czech Koruna	4.8	8.4
Euro	11.0	11.6
Japanese Yen	4.6	6.9
Korean Won	1.4	—
Malaysian Ringgit	20.3	18.5
Philippine Peso	4.2	(0.3)
Singapore Dollar	1.9	3.0
Taiwan Dollar	(0.7)	(1.0)

	$42.0	$49.4

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2009, the counterparty on the Company’s foreign exchange contracts is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2009, 2008 and 2007, realized and unrealized foreign currency transaction losses totaled $4.7 million, $2.8 million and zero, respectively.

Other

At December 31, 2009, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 14:    Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$172.2	$172.2
Money market funds	42.0	42.0
Treasuries	311.5	311.5
Short-term investments
Commercial paper	20.0	20.0
Treasuries and agencies	25.5	25.5

Total cash, cash equivalents and short-term investments	$571.2	$571.2
Other Current Assets
Foreign currency exchange contracts	0.4	0.4

Total financial assets	$571.6	$571.6

Liabilities:
Foreign currency exchange contracts	$0.5	$0.5

The Company’s financial assets and liabilities are valued using market prices on active markets (level 1). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of December 31, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations) at December 31, 2009 and 2008 are as follows (in millions):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Level 1	562.4	771.7	$618.6	$506.4
Level 2	170.2	163.8	$171.9	$132.4
Level 3	122.3	114.4	$127.3	$114.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a rollforward of fair value measurement using significant unobservable inputs (level 3) of long-term debt, including current portion from December 31, 2008 to December 31, 2009 as follows (in millions):

Beginning balance as of December 31, 2008	114.6
Gain/(loss) recorded during 2009	(0.4)
Gain/(loss) not recorded during 2009	4.8
New debt	79.5
Principal payments	(84.1)

Ending balance as of December 31, 2009	114.4

The fair value of Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current rates at December 31, 2009.

Note 15:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2009 (in millions):

Year ending December 31,
2010	$20.1
2011	15.9
2012	12.1
2013	8.6
2014	4.8
Thereafter	13.3

Total (1)	$74.8

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under subleases. Minimum payments include the interest portion of payments for capital lease obligations.

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2009, 2008 and 2007 was $20.3 million, $18.7 million, and $9.2 million, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In the Czech Republic the Company has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. In each case, the remediation project consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The government of the Czech Republic has agreed to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2009 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $4.4 million as of December 31, 2009. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2009. The Company also has outstanding guarantees and letters of credit outside of its revolving facility and the non-reusable commitment credit, with the Belgian bank, totaling $13.0 million as of December 31, 2009

As part of securing financing in the normal course of business, the Company issued guarantees related to its capital lease obligations which totaled approximately $26.1 million as of December 31, 2009. In addition, SCI LLC, the Company’s primary domestic operating subsidiary, guarantees on an unsecured basis approximately $3.6 million of a loan by one of its Japanese subsidiaries. For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $74.8 million as payments come due. The Company had not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters of its initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York (“District Court”) as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district court judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, and those appeals remain pending. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, the Company’s insurers are to pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon the Company’s current knowledge, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other Litigation

On January 27, 2010, the Company completed its acquisition of all of the outstanding shares of common stock of CMD through a cash tender offer of $4.70 per share which was then followed by the merger of Purchaser (defined below) and CMD, in accordance with the December 14, 2009 definitive merger agreement

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(“Merger Agreement”) which the Company previously announced it had entered into with CMD (“Transaction”). Shortly after the Company signed the Merger Agreement and announced the tender offer, the Company was named as a defendant in three purported class action lawsuits, described below, filed in California and Delaware against the Company, CMD, CMD’s Board of Directors and Pac-10 Acquisition Corporation, a direct, wholly-owned subsidiary of the Company’s (“Purchaser”).

On December 14, 2009, a purported class action lawsuit was filed in the Superior Court of Santa Clara County, California captioned Robert Varrenti, et al. v. Robert Dickinson, Edward Ross, John Sprague, David Wittrock, David Sear, Jon Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, California Micro Devices, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 109CV159469). On December 29, 2009, the plaintiff filed an amended complaint. On December 21, 2009, a second purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Annamarie Medeiros et al. v. California Micro Devices, Jon S. Castor, Robert V. Dickinson, Edward C. Ross, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, Pac-10 Acquisition Corporation and ON Semiconductor Corporation (No. 5159) On January 4, 2010, a third purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Sanjay Israni, et al. v. California Micro Devices, Robert V. Dickinson, Edward C. Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 5181). All three lawsuits contain similar allegations, stating generally that the proposed Transaction is the product of a breach of fiduciary duties by CMD’s Board of Directors by failing to adequately discharge their duties in negotiating and agreeing to the Transaction and that the Company and the Purchaser assisted in that breach. All three lawsuits requested an injunction enjoining the consummation of the Transaction. The Israni complaint also included a request for damages.

On January 19, 2010, the parties entered into a memorandum of understanding “(MOU”) to settle the three lawsuits, subject to court approval and a final settlement agreement. Under the MOU, CMD agreed to make available to shareholders certain additional information, which has been completed, and CMD or its insurer, agreed to pay plaintiffs’ counsel for fees and expenses not to exceed $495,000. The Company expects CMD’s insurer to pay $245,000 of this total amount. This payment did not affect the amount of consideration paid to the stockholders of CMD in connection with the Transaction. See the MOU document at Exhibit 10.1 to CMD’s Form 8-K filed with the SEC on January 20, 2010, and see a summary of the MOU in the Company’s Amendment No. 3 to Schedule TO filed with the SEC on January 20, 2010, which summary is incorporated by reference herein.

The defendants maintain that the lawsuits are completely without merit. Nevertheless, the defendants agreed to the settlement contemplated in the MOU in order to avoid costly litigation, eliminate the risk of delaying the closing of the Transaction, and because the only effect of the settlement on CMD stockholders was to provide additional disclosure. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Prior to the acquisition of AMIS by the Company on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties (including Synopsys, Inc. (“Synopsys”), alleging infringement of a patent owned by Ricoh. AMIS promptly tendered the defense of this claim to Synopsys, and Synopsys agreed to assume the defense of the case on AMIS’ behalf to the extent that the Synopsys software that AMIS licensed from Synopsys is alleged to constitute the basis of Ricoh’s claim of infringement. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsis filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which has yet to schedule a hearing date. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009 the judge issued his ruling on the disputed claim element. Based on the judge’s claim element ruling, Synopsis filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion is scheduled for March 8, 2010. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations, financial condition or cash flows.

Note 16:    Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Non-cash investing activities:
Common stock issued for purchase of business	$—	$1,043.5	$—
Common stock issued for debt repurchase	$28.5	$—	$—
Non-cash financing activities:
Equipment acquired through capital leases	$6.6	$56.6	$5.6
Cash (received) paid for:
Interest income	$(0.8)	$(6.9)	$(13.1)
Interest expense	$26.7	$34.6	$34.1
Income taxes	$8.5	$3.4	$4.6

Note 17:    Segment Information

In January 2009, the Company announced a change in its organizational structure and previously-reported information has been recast to reflect the current organizational structure. The Company is organized into four

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Automotive & Power Group	Computing & Consumer Products	Digital & Mixed-Signal Products Group	Standard Products
MOSFETs	DC-DC Conversion	Medical	Bipolar Power

Analog Automotive	Analog Switches	Integrated Sensor Products (“ISP”)	Thyristor

Auto Power	AC-DC Conversion	Military & Aerospace	Small Signal

LDO & Vregs	Low Voltage	Industrial	Zener

Mixed Signal Automotive	Standard Logic	Communications & High Voltage	Protection

	Power Switching	High Frequency	Rectifier

	Signal & Interface	Foundry	Filters

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues, gross profit and operating income for the Company’s reportable segments for the years ended December 31, 2009, 2008, and 2007 are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Products	Digital & Mixed-Signal Products Group	Standard Products	Total
Year ended December 31, 2009:
Revenues from external customers	$400.9	$409.0	$393.0	$566.0	$1,768.9
Segment gross profit	$128.8	$141.9	$211.5	$173.7	$655.9
Segment operating income	$24.5	$37.4	$70.2	$94.7	$226.8

Year ended December 31, 2008:
Revenues from external customers	$486.3	$519.8	$462.8	$585.9	$2,054.8
Segment gross profit	$174.2	$220.3	$180.9	$213.8	$789.2
Segment operating income	$51.1	$87.4	$48.9	$121.0	$308.4

Year ended December 31, 2007:
Revenues from external customers	$390.4	$433.4	$168.8	$573.6	$1,566.2
Segment gross profit	$158.8	$185.6	$53.0	$214.0	$611.4
Segment operating income	$82.2	$77.9	$34.6	$131.7	$326.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Gross profit for reportable segments	$655.9	$789.2	$611.4
Unallocated amounts:
Other unallocated manufacturing costs	(35.2)	(43.7)	(20.9)

Gross profit	$620.7	$745.5	$590.5

Operating income for reportable segments	$226.8	$308.4	$326.4
Unallocated amounts:
Restructuring and other charges	(24.9)	(26.2)	(3.0)
Goodwill impairment	—	(544.5)	—
Other unallocated manufacturing costs	(35.2)	(43.7)	(20.9)
Other unallocated operating expenses	(24.1)	(59.9)	(25.3)

Operating income (loss)	$142.6	$(365.9)	$277.2

Certain operating expenses are not allocated to reportable segments. The decrease in other unallocated operating expenses from $59.9 million in 2008 to $24.1 million in 2009 was primarily due to the lack of in-process research and development write-offs during 2009. The increase in other unallocated operating expenses from $25.3 million in 2007 to $55.8 million in 2008 was primarily due to incremental research and development expenses in our Gresham wafer fabrication facility and the one time write offs of in-process research and development associated with our acquisitions of AMIS and Catalyst.

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

Revenues by geographic location, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Year ended December 31,
	2009	2008	2007
China	$565.4	$775.5	$666.4
United States	374.2	502.7	361.5
The Other Asia/Pacific	148.9	253.1	149.7
United Kingdom	258.2	204.8	228.9
Belgium	29.5	158.5	—
Singapore	387.3	157.9	148.6
The Other Americas	5.4	2.0	11.1
The Other Europe	—	0.3	—

	$1,768.9	$2,054.8	$1,566.2

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2009	2008	2007
United States	$170.7	$195.7	$161.0
China	94.9	117.5	118.1
Europe	109.5	114.9	117.6
Malaysia	114.3	109.9	97.5
The Other Asia/Pacific	105.9	106.3	52.2
Japan	68.8	77.4	66.4
Belgium	38.7	45.9	—
The Other Americas	2.7	3.2	2.1

	$705.5	$770.8	$614.9

Sales to one customer accounted for approximately 11% of the Company’s revenues during 2009. Sales to one customer accounted for approximately 11% of the Company’s revenues during 2008 and 2007, respectively.

Note 18:    Subsequent Events

The Company evaluated subsequent events through February 25, 2010, which is also the date these financial statements were issued and determined that there were no additional material subsequent events to be disclosed.

On January 27, 2010, the Company completed the purchase of California Micro Devices Corporation (“CMD”), whereby CMD became the Company’s wholly-owned subsidiary. The acquisition was structured as a two-step transaction pursuant to which the Company acquired approximately 90.5% of CMD’s outstanding common stock via a tender offer followed by a “short form” merger under Delaware law. At the effective time of the merger, each share of CMD’s common stock not purchased in the tender offer (other than shares that were

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

properly cancelled and extinguished and shares held by stockholders who validly exercise their appraisal rights under Delaware law) was converted into the right to receive merger consideration of $4.70 per share. The aggregate purchase price of this all cash transaction was approximately $110.0 million paid through available cash. The Company believes that the combination will significantly strengthen the Company’s offering of application specific integrated passive (ASIP) devices to protect products in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (HBLED) market, as well as their strengths in LC-based EMI (electromagnetic interference) filtering and low capacitance ESD (electrostatic discharge) protection, complement the Company’s existing portfolio of protection and lighting solutions.

ON SEMICONDUCTOR CORPORATION

SUPPLEMENTARY DATA

SELECTED QUARTERLY DATA (UNAUDITED)

Consolidated quarterly financial information for 2009 and 2008 follows (in millions, except per share data):

	Quarter ended 2009
	April 3	July 3	October 2	December 31
Revenues	$379.1	$419.8	$472.9	$497.1
Gross profit	112.1	138.2	175.8	194.6
Net income (loss) attributable to ON Semiconductor Corporation	(48.9)	(3.0)	29.9	68.0
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	$(0.08)	$(0.01)	$0.07	$0.15

	Quarter ended 2008
	March 28	June 27	September 26	December 31
Revenues	$421.9	$562.7	$581.5	$488.7
Gross profit	146.6	191.6	221.6	185.7
Net income (loss) attributable to ON Semiconductor Corporation	17.5	34.2	50.6	(524.7)
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	$0.04	$0.08	$0.13	$(1.28)

ON SEMICONDUCTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Write-offs		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2007	$5.1	$(1.6)	$—		$—		$3.5

Year ended December 31, 2008	$3.5	$2.8	$3.9	(4)	$—		$10.2

Year ended December 31, 2009	$10.2	$(0.5)	$—		$(0.4)		$9.3

Allowance for deferred tax assets
Year ended December 31, 2007	$566.6	$(30.3)	$—		$—		$536.3

Year ended December 31, 2008	$536.3	$58.9	$11.6	(3)	$—		$606.8

Year ended December 31, 2009	$606.8	$(56.4)			$—		$550.4

Allowance for tax receivables
Year ended December 31, 2007	$3.0	$—	$0.1	(1)	$(3.1	)(2)	$—

Year ended December 31, 2008	$—	$—	$—		$—		$—

Year ended December 31, 2009	$—	$—	$—		$—		$—

(1)	Represents the change due to fluctuations of foreign currency values.
(2)	Represents the reversal of allowance for tax receivables against certain foreign income tax and research and development tax receivables.
(3)	Represents a charge of $1.4 million due to fluctuations of foreign currency values as well as a charge of $13.0 million to goodwill for deferred tax assets acquired from AMIS and Catalyst.
(4)	Represents the balance of allowance for doubtful accounts of $3.8 million and $0.1 million from the acquisitions of AMIS and Catalyst, respectively.

Exhibit No.		Exhibit Description
2.1		Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2	(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3		Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4		Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5	(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5	(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)

2.6		Agreement and Plan of Merger and Reorganization, dated July 16, 2008, among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2008)†

2.7		Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8		Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

Exhibit No.		Exhibit Description
2.9		Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

3.1		Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2		Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

4.1		Specimen of share certificate of Common Stock, par value $.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2		Investment Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3	(a)	Registration Rights Agreement, dated as of September 7, 2001, between TPG ON Holdings LLC and ON Semiconductor Corporation (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.3	(b)	Amendment No. 1 to Registration Rights Agreement between TPG ON Holdings LLC and ON Semiconductor Corporation, dated December 27, 2005 (incorporated by reference from Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)

4.4		Subordination Agreement, dated as of September 7, 2001, by and between TPG ON Holdings LLC and ON Semiconductor Corporation, for the benefit of Senior Creditors (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2001)

4.5		Exchange Offer and Registration Rights Agreement, dated August 4, 1999, Semiconductor Components Industries, LLC, SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation (incorporated by reference from Exhibit 4.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

4.6		Indenture regarding Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as guarantors and Wells Fargo Bank, N.A., a national banking association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.7		Form of Note for Zero Coupon Convertible Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

Exhibit No.	Exhibit Description
4.8	Registration Rights Agreement for Zero Coupon Convertible Senior Subordinated Notes due 2024 dated as of April 6, 2004, between ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

4.9	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.10	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.11	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.12	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.13	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.14	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.15	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.16	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.17	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

Exhibit No.		Exhibit Description
10.1	(a)	Guarantee Agreement, dated as of August 4, 1999, among SCG Holding Corporation, the subsidiary guarantors of SCG Holding Corporation that are signatories thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.1	(b)	Supplement No. 1 dated as of April 3, 2000 to the Guarantee Agreement dated as of August 4, 1999, among SCG Holding Corporation, each of the subsidiaries listed on Schedule I thereto, and The Chase Manhattan Bank, as collateral agent (incorporated by reference from Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)

10.2		Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.3		Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.4		Employee Matters Agreements, as amended, dated May 11, 1999, among Semiconductor Components Industries, LLC, SCG Holding Corporation and Motorola, Inc. (incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)

10.5	(a)	SCG Holding Corporation 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.5	(b)	Form of Stock Option Grant Agreement to 1999 Founders Stock Option Plan (incorporated by reference from Exhibit 10.9 to the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.5	(c)	Amendment to the SCG Holding Corporation 1999 Founders Stock Option Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2007 Form 10-Q filed with the Commission on August 1, 2007)(2)

10.6		Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.7		Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.8	(a)	Employment Agreement, dated as of October 27, 1999, between Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.21 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)(2)

10.8	(b)	Amendment to Employment Agreement, dated as of October 1, 2001, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.20(b) to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2002)(2)

Exhibit No.	Exhibit Description
10.8(c)	Amendment to Employment Agreement, dated as of August 5, 2003, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and William George (incorporated by reference from Exhibit 10.1 of the Company’s Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)(2)

10.8(d)	Amendment to Employment Agreement with William George, dated February 17, 2005, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.8(e)	Amendment No. 4 to Employment Agreement with William George executed on September 1, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.9	Non-qualified Stock Option Agreement (form of agreement for William George) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2005)(2)

10.10(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.10(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2006)(2)

10.10(c)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(d)	2000 Stock Incentive Plan — incentive stock option agreement (incorporated by reference from Exhibit 10.35(c) to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.10(e)	2000 Stock Incentive Plan — Take Ownership (ON Ownership) Grant Agreement (incorporated by reference from Exhibit 10.33(b) to Amendment No. 3 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.10(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.10(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)(2)

10.10(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

Exhibit No.		Exhibit Description
10.10	(k)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11		ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.12	(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.12	(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.12	(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.13	(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.13	(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.14	(a)	Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million, dated October 27, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.14	(b)	Guaranty Agreement, executed by Semiconductor Components Industries, LLC on October 27, 2000, in connection with Loan Agreement between SCG Japan Ltd. and Development Bank of Japan, for loan in an amount up to $26.1 million (incorporated by reference from Exhibit 10.3 of the Company’s Second Quarter 2001 Form 10-Q filed with the Commission on August 13, 2001)

10.15		Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.16	(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.16	(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.16	(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.16	(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

Exhibit No.		Exhibit Description
10.16	(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.16	(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.16	(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.16	(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.17	(a)	Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)

10.17	(b)	Supplement No. 1, dated as of September 23, 2003, to the Security Agreement dated as of August 4, 1999 as amended and restated as of March 3, 2003, by and among Semiconductor Components Industries, LLC, the borrower, ON Semiconductor Corporation, and the subsidiary guarantors of ON Semiconductor that are signatories thereto, in favor of JPMorgan Chase Bank, as collateral agent for certain secured parties (incorporated by reference from Exhibit 10.5 to the Company’s Third Quarter 2003 Form 10-Q filed with the Commission on November 7, 2003)

10.18	(a)	Pledge Agreement, dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC, ON Semiconductor Corporation, the subsidiary guarantors of ON Semiconductor Corporation that are signatories thereto, and JPMorgan Chase Bank, as collateral agent for the Secured Parties (incorporated by reference from Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)

10.18	(b)	Amendment dated as of April 22, 2004 to (a) the Pledge Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among Semiconductor Components Industries, LLC (the “Borrower”), ON Semiconductor Corporation (“Holdings”), and the subsidiaries of Holdings party thereto and JPMorgan Chase Bank (“JPMCB”), as collateral agent for the certain secured parties, and (b) the Security Agreement dated as of August 4, 1999, as amended and restated as of March 3, 2003, among the Borrower, Holdings, the subsidiaries of Holdings party thereto and JPMCB, as collateral agent (incorporated by reference from Exhibit 10.5 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)

10.19	(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.19	(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.19	(c)	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (incorporated by reference from Exhibit 10.5 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

Exhibit No.		Exhibit Description
10.20	(a)	Amendment and Restatement Agreement, dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999 (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20	(b)	Amended and Restated Credit Agreement dated as of March 6, 2007, to the Amended and Restated Credit Agreement dated as of August 4, 1999, (as amended, supplemented or otherwise modified from time to time), among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, various lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2007)

10.20	(c)	Reaffirmation Agreement, dated as of March 6, 2007, among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, each subsidiary listed thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report Form 8-K filed with the Commission on March 9, 2007)

10.21	(a)	Loan Agreement executed on December 12, 2003, between China Construction Bank Sichuan Branch and Leshan-Phoenix Semiconductor Company LTD, for a loan in an amount up to $48 million (incorporated by reference from Exhibit 10.56(a) to the Company’s Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21	(b)	Amendment No. 1 to Loan Agreement between Leshan-Phoenix Semiconductor Company Limited and China Construction Bank Sichuan Branch dated as of July 27, 2005 (incorporated by reference from Exhibit 10.2 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)

10.21	(c)	Mortgage Agreement executed on December 12, 2003, between China Construction Bank, Sichuan Branch and Leshan-Phoenix Semiconductor Company Ltd. relating to the loan in an amount up to $48 million (incorporated by reference from Exhibit 10.56(b) to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.21	(d)	Confirmation for Extension of Tranche B Loan, in an amount up to $24 million, dated as of January 3, 2004, from China Construction Bank, Sichuan Branch to Leshan-Phoenix Semiconductor Company Ltd. Branch (incorporated by reference from Exhibit 10.56(c) to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004 and Form 10-K/A filed with the Commission on March 22, 2004)

10.22	(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.22	(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.22	(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.23		Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 23, 2007)(2)

Exhibit No.		Exhibit Description
10.24	(a)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.24	(b)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.12 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.24	(c)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.24	(d)	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (incorporated by reference from Exhibit 10.7 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.25		Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Company’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit D to Exhibit 2.1 of the Company’s First Quarter 2006 10-Q filed with the Commission on April 27, 2006)††

10.26		Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on March 23, 2006) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2006)(2)

10.27	(a)	Bill of Sale dated November 7, 2006 executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27	(b)	Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27	(c)	Amendment No. 1, dated as of March 11, 2008, to Lease Agreement dated as of November 7, 2006 between Semiconductor Components Industries, LLC (as lessee) and General Electric Capital Corporation (as lessor) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(d)	Schedule No. 001 executed as of November 7, 2006 between Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2006)

10.27	(e)	Schedule No. 002, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(f)	Bill of Sales each dated as of March 11, 2008, executed by Semiconductor Components Industries, LLC (as seller) to General Electric Capital Corporation (as buyer) (Annex B to Schedule Nos. 0002 and 0003) and Description of Equipment (Annex A to Schedule Nos. 0002 and 0003) to Lease Agreement dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

Exhibit No.		Exhibit Description
10.27	(g)	Schedule No. 003, executed as of March 11, 2008, by Semiconductor Components Industries, LLC and General Electric Capital Corporation to the Lease Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.27	(h)	Corporate Guaranty of ON Semiconductor Corporation, executed as of March 11, 2008, in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2008)

10.28		Purchase Agreement, dated December 27, 2006, between ON Semiconductor Corporation and TPG Semiconductor Holdings, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2006)

10.29		Agreement for Sale and Purchase, dated as of March 30, 2007, between Semiconductor Components Industries, LLC and Ridge Property Services II, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2007)

10.30	(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and W. John Nelson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.30	(b)	Amendment No. 1 to Employment Agreement with W. John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.30	(c)	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (incorporated by reference from Exhibit 10.6 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.31		Loan Agreement with Chattel Mortgage, dated October 9, 2007, between ON Semiconductor Philippines, Inc., Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 12, 2007)

10.32	(a)	Form of Voting Agreement (for the Chief Executive Officer of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and Christine King (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32	(b)	Form of Voting Agreement (for executive officers, directors and certain other stockholders of AMIS Holdings, Inc.), dated December 13, 2007, between ON Semiconductor Corporation, directors and executive officers of AMIS Holdings, Inc., and certain significant stockholders of AMIS Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.32	(c)	Form of Parent Voting Agreement dated December 13, 2007, between ON Semiconductor Corporation, AMIS Holdings, Inc., and the stockholder of the [Corporation] (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)

10.33		Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Third Quarter 2007 Form 10-Q filed with the Commission on October 31, 2007)(2)

Exhibit No.		Exhibit Description
10.34		Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the On Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.35		Summary of ON Semiconductor Corporation Non-Employee Director Compensation Arrangements (as approved by the Board of Directors on February 14, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.36		Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.37		Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.38		Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.39		Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

10.40		Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.41		Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.42		Employment Agreement by and among Semiconductor Components Industries, LLC and Gelu Voicu, dated as of July 16, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-153164) filed with the Commission on August 22, 2008)(2)

10.43	(a)	Consulting Agreement by and between Semiconductor Components Industries, LLC and Phil Hester, dated as of December 22, 2008 (incorporated by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Commission on February 27, 2009)(2)

10.43	(b)	Amendment to Consulting Agreement by and between Semiconductor Components Industries, LLC and Phil Hester, dated as of April 22, 2009 (incorporated by reference from Exhibit 10.9 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.44	(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.44	(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

Exhibit No.	Exhibit Description
14.1	ON Semiconductor Corporation Code of Business Conduct effective as of September 14, 2009 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Stockholders Agreement dated as of August 4, 1999 among SCG Holding Corporation, TPG Semiconductor Holdings, LLC and Motorola, Inc. (incorporated by reference from Exhibit 99.5 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

