Form 10-Q
period 2010-04-02
ON SEMICONDUCTOR CORP
filed 2010-05-06
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on April 30, 2010:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	429,703,024

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	April 2, 2010	December 31, 2009
Assets
Cash and cash equivalents	$560.7	$525.7
Short-term investments	—	45.5
Receivables, net	298.9	260.9
Inventories, net	297.6	269.9
Other current assets	48.4	51.5
Deferred income taxes, net of allowances	14.6	15.1

Total current assets	1,220.2	1,168.6
Restricted cash	0.2	5.9
Property, plant and equipment, net	741.6	705.5
Goodwill	191.7	175.4
Intangible assets, net	330.6	298.7
Other assets	61.5	60.2

Total assets	$2,545.8	$2,414.3

Liabilities, Stockholders’ Equity and Minority Interests
Accounts payable	$204.7	$172.9
Accrued expenses	141.6	135.5
Income taxes payable	2.9	5.0
Accrued interest	4.6	0.9
Deferred income on sales to distributors	109.1	98.8
Current portion of long-term debt	111.3	205.9

Total current liabilities	574.2	619.0
Long-term debt	823.5	727.6
Other long-term liabilities	45.0	49.3
Deferred income taxes, net of allowances	15.4	13.8

Total liabilities	1,458.1	1,409.7

Commitments and contingencies (See Note 12)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 477,044,434 and 474,427,706 shares issued, 429,394,709 and 427,254,100 shares outstanding, respectively)	4.8	4.7
Additional paid-in capital	2,939.9	2,916.6
Accumulated other comprehensive loss	(65.1)	(64.9)
Accumulated deficit	(1,441.4)	(1,504.4)
Less: treasury stock, at cost; 47,649,725 and 47,173,606 shares, respectively	(370.8)	(367.0)

Total ON Semiconductor Corporation stockholders’ equity	1,067.4	985.0
Minority interests in consolidated subsidiaries	20.3	19.6

Total equity	1,087.7	1,004.6

Total liabilities and equity	$2,545.8	$2,414.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	April 2, 2010	April 3, 2009
Revenues	$550.2	$379.1
Cost of product revenues	322.1	267.0

Gross profit	228.1	112.1
Operating expenses:
Research and development	65.2	43.6
Selling and marketing	35.6	29.0
General and administrative	31.5	27.3
Amortization of acquisition-related intangible assets	7.8	7.2
Restructuring, asset impairments and other, net	3.8	9.6

Total operating expenses	143.9	116.7

Operating income (loss)	84.2	(4.6)

Other income (expenses), net:
Interest expense	(16.4)	(17.7)
Interest income	0.1	0.4
Other	(2.8)	(2.2)
Loss on debt repurchase	—	(2.2)

Other income (expenses), net	(19.1)	(21.7)

Income (loss) before income taxes	65.1	(26.3)
Income tax provision	(1.4)	(7.2)

Net income (loss)	63.7	(33.5)
Less: Net income attributable to minority interests	(0.7)	(0.4)

Net income (loss) attributable to ON Semiconductor Corporation	$63.0	$(33.9)

Comprehensive income (loss):
Net (loss) income	$63.7	$(33.5)
Foreign currency translation adjustments	(0.2)	(15.1)
Effects of cash flow hedge	—	0.1

Comprehensive (loss) income	63.5	(48.5)
Less: Comprehensive income attributable to minority interest	(0.7)	(0.4)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$62.8	$(48.9)

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.15	$(0.08)

Diluted	$0.14	$(0.08)

Weighted average common shares outstanding:
Basic	428.1	413.6

Diluted	440.9	413.6

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net income (loss)	63.7	$(33.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39.7	39.7
Gain on sale and disposal of fixed assets	(2.1)	(1.3)
Non-cash portion of loss on debt repurchase	—	0.5
Amortization of debt issuance costs and debt discount	0.7	0.9
Provision for excess inventories	(1.1)	7.6
Non-cash stock compensation expense	13.7	12.7
Non-cash interest	8.7	9.9
Deferred income taxes	2.3	0.3
Other	(1.0)	(0.3)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(32.1)	(3.9)
Inventories	(17.6)	28.6
Other assets	8.2	12.7
Accounts payable	9.8	(26.3)
Accrued expenses	5.2	(9.9)
Income taxes payable	(2.1)	1.1
Accrued interest	3.7	3.7
Deferred income on sales to distributors	10.3	(13.3)
Other long-term liabilities	(0.5)	(0.5)

Net cash provided by operating activities	109.5	28.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(41.0)	(22.3)
Funds received (deposits utilized) for purchases of property, plant and equipment	(0.9)	0.2
Purchases of businesses, net of cash acquired	(66.8)	—
Proceeds from held-to-maturity securities	45.5	—

Net cash used in investing activities	(63.2)	(22.1)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	1.6	1.0
Proceeds from debt issuance	0.2	—
Proceeds from exercise of stock options	4.5	0.4
Payment of capital lease obligation	(9.2)	(6.2)
Purchase of treasury stock	(3.8)	(0.8)
Repayment of long-term debt	(4.4)	(56.8)

Net cash used in financing activities	(11.1)	(62.4)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.5)

Net increase (decreases) in cash and cash equivalents	35.0	(56.3)
Cash and cash equivalents, beginning of period	525.7	458.7

Cash and cash equivalents, end of period	$560.7	$402.4

Supplementary disclosure of non-cash investing and financing activities
Common stock issuance for debt repurchase	$—	$28.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is a premier supplier of high performance, energy efficient, silicon solutions for green electronics. The Company’s broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications.

On January 27, 2010, the Company completed the purchase of California Micro Devices Corporation, a Delaware corporation (“CMD”), whereby CMD became a wholly-owned subsidiary of the Company (see Note 6: “Acquisitions” for further discussion). The Company is separately maintaining CMD’s systems and much of its control environment until the Company is able to integrate CMD’s processes into the Company’s own systems and control environment. The Company currently expects to complete this integration of CMD’s operations into the Company’s systems and control environment by the end of fiscal 2010.

The accompanying unaudited financial statements as of April 2, 2010, and for the three months ended April 2, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; estimates of future payouts for customer incentives, warranties, and restructuring activities, assumptions surrounding future pension obligations and related trust returns; the fair value of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets and goodwill impairment charges. Actual results could differ from these estimates.

Note 2: Liquidity

The Company’s long-term debt is due at various times ranging from 2010 to 2026, depending on the debt instrument (see Note 9: “Long-Term Debt”). The Company’s long-term debt agreements also include various covenants which the Company was in compliance with as of April 2, 2010 and expects to remain in compliance with any default covenants over the next twelve months. The Company’s ability to service its long-term debt, to remain in compliance with the various covenants and restrictions contained in these financing agreements and to fund working capital, capital expenditures and business development efforts, will depend on its ability to generate cash from operating activities, as well as general economic, financial, competitive, legislative, regulatory and other conditions, many of which are largely beyond its control. Subsequent to quarter end, the Company’s Board of Directors approved the early termination and prepayment of the Amended and Restated Credit Agreement (“Senior Bank Facility”), including the prepayment of a term loan with approximately $169.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

million of aggregate principal amount outstanding, which will be prepaid using the existing cash on hand. Even after taking into account the anticipated prepayment of the Senior Bank Facilities, management believes that cash flows from operating activities (coupled with existing cash balances) will be adequate to fund the Company’s operating and capital needs through the next twelve months. To the extent that results or events differ from the Company’s financial projections, estimates or business plans, the Company’s liquidity may be adversely impacted in a manner that was not foreseeable.

Note 3: Restricted Cash

In July 2009, the Company’s Philippine subsidiary secured a bank loan which allows for borrowings of up to $14.0 million, of which $ 9.9 million had been drawn down from this loan and was outstanding as of April 2, 2010. The loan agreement stipulates that the proceeds of the loan are to be used exclusively to finance the expansion of the Philippine manufacturing facility. Of the $9.9 million outstanding under this agreement, $0.2 million has not yet been applied to this purpose and, therefore is to be classified as restricted cash.

Note 4: Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisitions (see Note 6: “Acquisitions” for further discussion).

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the cost of the goodwill from each of the above acquisition transactions to the carrying value as of April 2, 2010 and December 31, 2009 for each reporting unit that contains goodwill, is as follows, in millions:

Balance as of December 31, 2009	For the Quarter Ended April 2, 2010	Balance as of April 2, 2010
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
Automotive & Power Group:
Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$21.8	$(4.2)	$—	$17.6
Computing & Consumer Products:
Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	29.1	(5.6)	—	23.5
Leshan additional interest:
Standard Products:
Small Signal	3.8	—	—	3.8	—	—	—	3.8	—	—	3.8
AMIS acquisition:
Digital & Mixed-Signal Product Group:
Industrial	238.7	—	(214.7)	24.0	—	—	—	238.7	—	(214.7)	24.0
Foundry	146.2	—	(131.4)	14.8	—	—	—	146.2	—	(131.4)	14.8
Medical	79.7	—	(59.9)	19.8	—	—	—	79.7	—	(59.9)	19.8
Military/Aerospace	44.8	—	—	44.8	—	—	—	44.8	—	—	44.8
Catalyst acquisition:
Standard Products:
Memory Products	14.1	—	—	14.1	—	—	—	14.1	—	—	14.1
PulseCore acquisition:
Digital & Mixed-Signal Product Group:
Memory Products	13.0	—	—	13.0	—	(3.8)	—	9.2	—	—	9.2
CMD acquisition:
Standard Products:
Memory Products	—	—	—	—	20.3	(0.2)	—	20.1	—	—	20.1

$591.2	$(9.8)	$(406.0)	$175.4	$20.3	$(4.0)	$—	$607.5	$(9.8)	$(406.0)	$191.7

Certain adjustments to goodwill were recorded during the quarter ended April 2, 2010 for the finalization of contingent tax liabilities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible Assets

The Company’s acquisitions resulted in intangible assets consisting of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and in-process research and development. These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 2 to 18 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of April 2, 2010 and December 31, 2009 (in millions):

	April 2, 2010
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(5.7)	$—	$8.2	5-12
Assembled workforce	6.7	(5.0)	—	1.7	5
Customer relationships	248.8	(37.7)	(27.2)	183.9	5-18
Non-compete agreements	0.5	(0.3)	—	0.2	1-3
Patents	16.7	(3.2)	—	13.5	12
Developed technology	107.1	(14.8)	—	92.3	5-12
Trademarks	11.0	(1.1)	—	9.9	15
In-process research and development	20.6	—	—	20.6	8
Acquired software	1.0	(0.7)	—	0.3	2

Total intangibles	$426.3	$(68.5)	$(27.2)	$330.6

	December 31, 2009
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(5.3)	$—	$8.6	5-12
Assembled workforce	6.7	(4.7)	—	2.0	5
Customer relationships	244.8	(33.2)	(27.2)	184.4	5-18
Non-compete agreements	0.5	(0.3)	—	0.2	1-3
Patents	16.7	(2.9)	—	13.8	12
Developed technology	89.4	(12.2)	—	77.2	5-12
Trademarks	11.0	(0.9)	—	10.1	15
In-process research and development	2.0	—	—	2.0	8
Acquired software	1.0	(0.6)	—	0.4	2

Total intangibles	$386.0	$(60.1)	$(27.2)	$298.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization expense for intangible assets amounted to $8.4 million for the quarter ended April 2, 2010, of which $0.6 million was included in cost of revenues; and $7.8 million for the quarter ended April 3, 2009, of which $0.6 million was included in cost of revenues. Amortization expense for intangible assets, with the exception of $20.6 million of in-process research and development assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Software	Total
Remainder of 2010	$1.3	$1.0	$13.4	$0.2	$1.0	$7.9	$0.6	$0.3	$25.7
2011	1.1	0.7	17.8	—	1.3	10.5	0.8	—	32.2
2012	0.7	—	17.8	—	1.3	10.5	0.8	—	31.1
2013	0.7	—	13.1	—	1.3	10.5	0.8	—	26.4
2014	0.7	—	13.1	—	1.3	10.3	0.8	—	26.2
Thereafter	3.7	—	108.7	—	7.3	42.6	6.1	—	168.4

Total estimated amortization expense	$8.2	$1.7	$183.9	$0.2	$13.5	$92.3	$9.9	$0.3	$310.0

Note 5: New Accounting Pronouncements Adopted

Adoption of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 6: Acquisitions

Acquisition of California Micro Devices Corporation

On January 27, 2010, the Company completed the purchase of CMD, whereby CMD became a wholly-owned subsidiary of the Company. At the effective time of the merger, the Company purchased all of CMD’s issued and outstanding shares of common stock at a purchase price of $4.70 per share, for a total cash payment of approximately $109.5 million and $3.7 million of estimated fair value of stock options and restricted stock for total consideration of $113.2 million. Total acquisition-related costs were approximately $2.0 million. CMD is primarily engaged in application specific integrated passive (ASIP) devices in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (HBLED) market, and its strengths in inductor capacitor-based EMI (electromagnetic interface) filtering and low capacitance ESD (electrostatic discharge) protection, complement the Company’s existing portfolio of protection and lighting solutions.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the allocation of the purchase price of CMD, to the assets acquired based on their estimated fair values (in millions):

Cash and cash equivalents	$42.8
Receivables, net	5.0
Inventory	9.0
Other current assets	2.0
Property, plant and equipment	1.7
Goodwill	20.3
Intangible assets	21.7
In-process research and development	18.6
Other non-current assets	0.1

Total assets acquired	121.2

Accounts payable	(6.2)
Other current liabilities	(1.6)
Long-term accrued liabilities	(0.2)

Total liabilities assumed	(8.0)

Net assets acquired	$113.2

Of the $40.3 million of acquired intangible assets, $18.6 million was assigned to IPRD assets that will be amortized over the useful life upon successful completion of the projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 13.2% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations. Total IPRD is composed of four primary projects, with approximately $1.0 million of costs expected to be incurred until completion. The expected completion date is 2011.

The remaining $21.7 million of acquired intangible assets have a makeup of: (i) developed technology of $17.7 million (8-year weighted-average useful life) and (ii) customer relationships of $4.0 million (10-year weighted average useful life).

Of the total purchase price paid of $113.2 million, approximately $20.3 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). The $20.3 million of goodwill was assigned to the standard products group, none of which is expected to be deductible for tax purposes.

The initial allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

technology industry, which were either the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The cost approach takes into account the cost to replace (or reproduce) the asset and the effect on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. As of April 2, 2010, management of the Company had not received all information necessary to finalize the allocation of the purchase price. Management expects to complete this during the 2010 fiscal year. Such adjustments are not expected to be material.

The Company has determined that pro forma results of operations for CMD are not significant for inclusion.

Acquisition of AMIS Holdings, Inc.

On March 17, 2008, the Company completed the purchase of AMIS, whereby AMIS became a wholly-owned subsidiary of the Company.

The Company had $12.4 million of accrued liabilities for estimated costs to exit certain activities of AMIS, of which $0.7 million were for employee separation costs and $11.7 million were for exit costs outstanding as of December 31, 2009. During the quarter ended April 2, 2010, the Company reduced the employee separation costs accrual related to the involuntary termination or relocation of employees performing overlapping or duplicative functions throughout AMIS by $0.4 million. Additionally, the Company reduced the estimated exit costs associated with the decommissioning costs resulting from the shutdown of the fabrication facility of $0.6 million.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from the date of acquisition through April 2, 2010:

	December 31, 2009	Adjustments	Usage	April 2, 2010
Estimated employee separation costs:
December 31, 2009 through April 2, 2010	$0.7	$—	$(0.4)	$0.3

Estimated costs to exit:
December 31, 2009 through April 2, 2010	$11.7	$—	$(0.6)	$11.1

Note 7: Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2010 or had not been completed as of December 31, 2009, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2010 Acquisition of CMD

In January 2010, the Company acquired CMD and announced plans to integrate and restructure the overlapping operations of CMD and the Company, in part for cost savings purposes (see Note 6: “Acquisitions” for further discussion). As part of these plans, certain duplicative positions were or are expected to be eliminated. During the first quarter of 2010, a total of 10 employees, including five former executive officers of CMD, were notified that their positions were being eliminated or consolidated. As of April 2, 2010, four of these individuals had been terminated. It is anticipated that all of these terminations will be completed at the end of fiscal 2010.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the quarter ended April 2, 2010, the Company recorded employee separation charges of approximately $2.6 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 2, 2010. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of 2010, with the related termination benefits paid out by the end of the fourth quarter of 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter Ended April 2, 2010	$—	$2.6	$(0.8)	$—	$1.8

Restructuring Activities Related to the 2009 Design Centers Closures

Cumulative charges of $1.5 million, net of adjustments, have been recognized through April 2, 2010, related to the 2009 Design Center closures. During the third quarter of 2009, the Company announced plans to consolidate into fewer product development centers for cost savings purposes by closing several design centers. A total of 47 employees were notified during the third quarter of 2009 that their positions with the Company were being terminated. Additionally, during the quarter ended April 2, 2010, 16 employees were notified that their positions with the Company were being eliminated or consolidated, of which six have been terminated. During the quarter ended April 2, 2010, the Company recorded employee separation charges of $0.2 million and $0.1 million in exit costs related to this activity. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 2, 2010. All terminations and related payments associated with these plans are expected to be completed by the end of the second quarter of 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter Ended April 2, 2010	$0.3	$0.2	$(0.4)	$—	$0.1

Exit Costs:
Quarter Ended April 2, 2010	$0.1	$0.1	$(0.2)	$—	$—

Restructuring Activities Related to the 2009 Global Workforce Reduction

Cumulative employee separation charges of $13.0 million, net of adjustments, have been recognized through April 2, 2010, related to the first quarter of 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during 2009, of which 567 of these individuals have been terminated. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 2, 2010. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of 2010, with substantially all related termination benefits paid out by the end of the fourth quarter of 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Quarter Ended April 2, 2010	$0.7	$—	$(0.3)	$0.1	$0.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other

During the first quarter of 2010, the Company, agreed to make a $0.8 million cash payment in settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 2, 2010.

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the consolidated statement of operations for the three months ended April 2, 2010, is as follows (in millions):

Quarter Ended April 2, 2010
Restructuring
2010 Charges:
Cash employee separation charges	$2.8
Exit costs	0.1
Less: net adjustments to reserves	0.1

Other
Settlement of lawsuit	0.8

$3.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8: Balance Sheet Information

	April 2, 2010	December 31, 2009
Receivables, net:
Accounts receivable	$307.4	$270.2
Less: Allowance for doubtful accounts	(8.5)	(9.3)

	$298.9	$260.9

Inventories, net:
Raw materials	$37.3	$35.4
Work in process	170.6	151.6
Finished goods	89.7	82.9

	$297.6	$269.9

Property, plant and equipment, net:
Land	$43.9	$42.0
Buildings	436.0	429.7
Machinery and equipment	1,475.7	1,420.2

Total property, plant and equipment	1,955.6	1,891.9
Less: Accumulated depreciation	(1,214.0)	(1,186.4)

	$741.6	$705.5

Accrued expenses:
Accrued payroll	$61.3	$55.9
Sales related reserves	36.1	32.7
Restructuring reserves	2.4	1.1
Acquisition related restructuring charges	11.4	12.5
Accrued pension liability	0.1	0.2
Other	30.3	33.1

	$141.6	$135.5

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(64.8)	$(64.6)
Unrealized prior service cost of defined benefit pension plan	(0.1)	(0.1)
Prior service cost from pension legal plan amendment	(0.2)	(0.2)

	$(65.1)	$(64.9)

The activity related to the Company’s warranty reserves for the three months ended April 2, 2010 and April 3, 2009, respectively is as follows (in millions):

	Quarter Ended
	April 2, 2010	April 3, 2009
Beginning Balance	$3.2	$3.9
Provision	—	0.5
Usage	(0.2)	(0.4)

Ending Balance	$3.0	$4.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an asset and the aggregate amount of all underfunded plans as a liability in its financial statements. As of April 2, 2010 and December 31, 2009, the total accrued pension liability for underfunded plans was $19.0 million and $19.0 million, respectively, of which the current portion of $0.6 million and $0.3 million, respectively, were classified as accrued expenses. As of April 2, 2010 and December 31, 2009, the total pension asset for overfunded plans was $15.7 million and $16.2 million, respectively. The components of the Company’s net periodic pension expense for the quarter ended April 2, 2010 and April 3, 2009 are as follows (in millions):

	Quarter Ended
	April 2, 2010	April 3, 2009
Service Cost	$1.0	$0.5
Interest cost	0.8	0.5
Expected return on plan assets	(0.8)	(0.3)
Amortization of prior service cost	0.1	0.1

Total net periodic pension cost	$1.1	$0.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	April 2, 2010	December 31, 2009
Senior Bank Facilities:
Term Loan, interest payable monthly at 1.99788% and 2.00063%, respectively	$169.8	$170.2
Revolver	—	—

	169.8	170.2
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	99.1	96.9
1.875% Convertible Senior Subordinated Notes due 2025 (2)	77.9	76.5
2.625% Convertible Senior Subordinated Notes due 2026 (3)	394.1	389.0
2.25% Loan with Japanese bank due 2010, interest payable semi-annually	1.5	3.6
Loan with Philippine banks due 2010 through 2012, interest payable quarterly at 1.25125% and 1.28438%, respectively	17.9	18.7
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.00194% and 1.00563%, respectively	10.1	10.5
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.50719% and 1.50375%, respectively	5.7	5.9
Loan with Philippine banks due 2010 through 2014, interest payable quarterly at 5.99875% and 6.03063%, respectively	9.9	10.3
Short-term loan with Chinese bank due 2010, interest payable quarterly at 3.25% and 3.2725%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.74938% and 2.7825%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.74938% and 2.7825%, respectively	6.0	6.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 5.29013% and 5.25063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 4.24875% and 4.28063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.2525%	12.0	12.0
Loan with British finance company, interest payable monthly at 1.77% and 1.75%, respectively	23.3	23.1
1.875% Loan with Japanese bank due 2010 through 2013, interest payable semi-annually	2.6	2.6
Short-term loan with Japanese bank due 2010, interest payable monthly at 1.01% and 1.06%, respectively	1.6	1.6
Capital lease obligations	75.3	78.6

	934.8	933.5
Less: Current maturities	(111.3)	(205.9)

	823.5	727.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15 of 2012, 2014 and 2019. See Note 16: “Subsequent Events” for discussion of the extension of the put date and earliest call date of the Zero Coupon Convertible Senior Subordinated Notes due 2024.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021.

Annual maturities relating to the Company’s long-term debt as of April 2, 2010 are as follows (in millions):

		Actual Maturities
Remainder 2010		$100.7
2011		37.8
2012		213.3
2013		573.3
2014		5.8
	Thereafter	3.9

	Total	$934.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Debt Guarantees

The Company is the sole issuer of the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% convertible senior subordinated notes due 2025 and the 2.625% convertible senior subordinated notes due 2026 (collectively, the “Notes”). The Company’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst, PulseCore, and CMD (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidated financial information for the issuer of the Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of April 2, 2010
Cash and cash equivalents	$—	$189.1	$—	$371.6	$—	$560.7
Receivables, net	—	46.6	—	252.3	—	298.9
Inventories, net	—	43.2	—	253.1	1.3	297.6
Other current assets	—	6.7	—	41.7	—	48.4
Deferred income taxes	—	5.5	—	9.1	—	14.6

Total current assets	—	291.1	—	927.8	1.3	1,220.2
Property, plant and equipment, net	—	165.3	2.7	577.4	(3.8)	741.6
Deferred income taxes	—	—	—	—		—
Goodwill and other intangible assets	—	192.7	37.2	329.8	(37.4)	522.3
Investments and other assets	1,643.1	1,368.7	47.3	26.0	(3,023.4)	61.7

Total assets	$1,643.1	$2,017.8	$87.2	$1,861.0	$(3,063.3)	$2,545.8

Accounts payable	$—	$33.6	$0.1	$171.0	$—	$204.7
Accrued expenses and other current liabilities	7.5	74.7	0.9	175.6	1.7	260.4
Deferred income on sales to distributors	—	27.3	—	81.8	—	109.1

Total current liabilities	7.5	135.6	1.0	428.4	1.7	574.2
Long-term debt	567.9	208.9	—	46.7	—	823.5
Other long-term liabilities	—	18.7	0.3	26.0	—	45.0
Deferred Income Taxes	—	6.3	—	9.1		15.4
Intercompany	0.3	(142.7)	(48.9)	(14.2)	205.5	—

Total liabilities	575.7	226.8	(47.6)	496.0	207.2	1,458.1
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,067.4	1,791.0	134.8	1,365.0	(3,290.8)	1,067.4
Minority interests in consolidated subsidiaries	—	—	—	—	20.3	20.3

Total stockholders’ equity	1,067.4	1,791.0	134.8	1,365.0	(3,270.5)	1,087.7

Total liabilities and stockholders’ equity	$1,643.1	$2,017.8	$87.2	$1,861.0	$(3,063.3)	$2,545.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of April 3, 2009
Cash and cash equivalents	$—	$98.2	$—	$304.2	$—	$402.4
Receivables, net	—	32.3	—	160.3	—	192.6
Inventories, net	—	29.4	—	287.7	(17.9)	299.2
Other current assets	—	6.5	0.1	41.0	(0.4)	47.2
Deferred income taxes	—	5.5	—	7.7	—	13.2

Total current assets	—	171.9	0.1	800.9	(18.3)	954.6
Property, plant and equipment, net	—	161.2	3.0	585.3	(4.6)	744.9
Deferred income taxes	—	—	—	—		—
Goodwill	—	168.9	37.2	310.2	(41.5)	474.8
Investments and other assets	1,404.3	1,203.8	41.2	678.9	(3,291.5)	36.7

Total assets	$1,404.3	$1,705.8	$81.5	$2,375.3	$(3,355.9)	$2,211.0

Accounts payable	$—	$24.7	$0.2	$109.6	$—	$134.5
Accrued expenses and other current liabilities	4.4	66.3	0.8	151.2	1.9	224.6
Deferred income on sales to distributors	—	28.7	—	72.2	—	100.9

Total current liabilities	4.4	119.7	1.0	333.0	1.9	460.0
Long-term debt	568.5	233.0	—	42.7	0.1	844.3
Other long-term liabilities	—	25.1	0.4	20.7	(0.3)	45.9
Deferred Income Taxes	—	5.5	—	6.5		12.0
Intercompany	0.3	(234.1)	(48.3)	76.5	205.6	—

Total liabilities	573.2	149.2	(46.9)	479.4	207.3	1,362.2
Total ON Semiconductor Corporation stockholders’ equity (deficit)	831.1	1,556.6	128.4	1,895.9	(3,580.9)	831.1
Minority interests in consolidated subsidiaries	—	—	—	—	17.7	17.7

Total stockholders’ equity	831.1	1,556.6	128.4	1,895.9	(3,563.2)	848.8

Total liabilities and stockholders’ equity	$1,404.3	$1,705.8	$81.5	$2,375.3	$(3,355.9)	$2,211.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 2, 2010
Revenues	$—	$172.1	$—	$691.3	$(313.2)	$550.2
Cost of revenues	—	112.0	0.7	518.7	(309.3)	322.1

Gross profit	—	60.1	(0.7)	172.6	(3.9)	228.1

Research and development	—	13.2	2.5	49.5	—	65.2
Selling and marketing	—	14.6	0.2	20.8	—	35.6
General and administrative	—	2.3	0.2	29.0	—	31.5
Amortization of acquisition related intangible assets	—	4.0		4.8	(1.0)	7.8
Restructuring, asset impairments and other, net	—	—	—	3.8	—	3.8

Total operating expenses	—	34.1	2.9	107.9	(1.0)	143.9

Operating income (loss)	—	26.0	(3.6)	64.7	(2.9)	84.2
Interest expense, net	(13.1)	(2.8)	—	(0.4)	—	(16.3)
Other	—	0.8	—	(3.6)	—	(2.8)
Equity in earnings	76.1	43.3	1.5	—	(120.9)	—

Income (loss) before income taxes and minority interests	63.0	67.3	(2.1)	60.7	(123.8)	65.1
Income tax provision	—	5.3	—	(6.7)	—	(1.4)

Net income (loss)	63.0	72.6	(2.1)	54.0	(123.8)	63.7
Net income (loss) attributable to minority interest	—	—	—	—	(0.7)	(0.7)

Net income (loss) attributable to ON Semiconductor Corporation	$63.0	$72.6	$(2.1)	$54.0	$(124.5)	$63.0

Net cash provided by operating activities	$—	$34.9	$—	$74.6	$—	$109.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(15.1)	—	(25.9)	—	(41.0)
Funds deposited for purchases of property, plant and equipment	—	—	—	(0.9)	—	(0.9)
Proceeds from sales of held-to-maturity securities	—	—	—	45.5	—	45.5
Purchase of a business, net of cash acquired	—	—	—	(66.8)	—	(66.8)
Proceeds from sales of property, plant and equipment	—	—	—	—	—	—

Net cash used in investing activities	—	(15.1)	—	(48.1)	—	(63.2)

Cash flows from financing activities:
Intercompany loans	—	(239.3)	—	239.3	—	—
Intercompany loan repayments	—	128.8	—	(128.8)	—	—
Proceeds from debt issuance	—	—	—	0.2		0.2
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.6	—	—	—	1.6
Proceeds from exercise of stock options		4.5	—	—	—	4.5
Repurchase of Treasury Stock	—	(3.8)	—	—	—	(3.8)
Dividends to minority shareholder of consolidated subsidiary	—	—	—	—	—	—
Equity injections from Parent	—	—	—	—	—	—
Subsidiary declared dividend	—	—	—	—	—	—
Payment of capital lease obligation	—	(8.0)	—	(1.2)	—	(9.2)
Repayment of long term debt	—	(0.5)	—	(3.9)	—	(4.4)

Net cash used in financing activities	—	(116.7)	—	105.6	—	(11.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	—	(96.9)	—	131.9	—	35.0
Cash and cash equivalents, beginning of period	—	286.0	—	239.7	—	525.7

Cash and cash equivalents, end of period	$—	$189.1	$—	$371.6	$—	$560.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 3, 2009
Revenues	$—	$93.6	$—	$486.2	$(200.7)	$379.1
Cost of revenues	—	86.9	0.3	356.9	(177.1)	267.0

Gross profit	—	6.7	(0.3)	129.3	(23.6)	112.1

Research and development	—	19.7	2.4	21.6	(0.1)	43.6
Selling and marketing	—	10.4	0.4	18.2	—	29.0
General and administrative	—	(32.8)	0.1	17.6	42.4	27.3
Restructuring, asset impairments and other, net	—	2.8	(0.1)	14.0	0.1	16.8

Total operating expenses	—	0.1	2.8	71.4	42.4	116.7

Operating income (loss)	—	6.6	(3.1)	57.9	(66.0)	(4.6)
Interest expense, net	(14.4)	(1.1)	—	(1.9)	0.1	(17.3)
Loss on debt prepayment	(2.2)	—	—	—	—	(2.2)
Other	—	(1.0)	—	(1.2)	—	(2.2)
Equity in earnings	(17.3)	(21.1)	0.8	119.2	(81.6)	—

Income (loss) before income taxes and minority interests	(33.9)	(16.6)	(2.3)	174.0	(147.5)	(26.3)
Income tax provision	—	(1.5)	—	(5.7)	—	(7.2)

Net income (loss)	(33.9)	(18.1)	(2.3)	168.3	(147.5)	(33.5)
Net loss attributable to minority interests	—	—	—	—	(0.4)	(0.4)

Net income (loss) attributable to ON Semiconductor Corporation	$(33.9)	$(18.1)	$(2.3)	$168.3	$(147.9)	$(33.9)

Net cash provided by operating activities	$—	$(216.0)	$—	$244.7	$—	$28.7

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(5.8)	—	(16.5)	—	(22.3)
Funds deposited for purchases of property, plant and equipment	—	—	—	0.2	—	0.2

Net cash used in investing activities	—	(5.8)	—	(16.3)	—	(22.1)

Cash flows from financing activities:
Intercompany loans	—	247.2	—	(247.2)	—	—
Intercompany loan repayments	—	(101.6)	—	101.6	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.0	—	—	—	1.0
Proceeds from exercise of stock options and warrants	—	0.4	—	—	—	0.4
Repurchase of Treasury Stock	—	(0.8)	—	—	—	(0.8)
Payment of capital lease obligation	—	(4.9)	—	(1.3)	—	(6.2)
Repayment of long term debt	—	(34.7)	—	(22.1)	—	(56.8)
Equity injections from Parent	—	—	—	—	—	—
Subsidiary declared dividend	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	106.6	—	(169.0)	—	(62.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)

Net increase (decrease) in cash and cash equivalents	—	(115.2)	—	58.9	—	(56.3)
Cash and cash equivalents, beginning of period	—	213.4	—	245.3	—	458.7

Cash and cash equivalents, end of period	$—	$98.2	$—	$304.2	$—	$402.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

See also Note 12: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 10: Equity

Income per share calculations for the quarter ended April 2, 2010 and April 3, 2009, are as follows (in millions, except per share data):

	Quarter Ended
	April 2, 2010	April 3, 2009
Net income (loss) applicable to ON Semiconductor Corporation	$63.0	$(33.9)

Basic weighted average common shares outstanding	428.1	413.6
Add: Incremental shares for:
Dilutive effect of stock options	11.0	—
1.875% convertible senior subordinated notes	1.8	—

Diluted weighted average common shares outstanding	439.1	413.6

Income (loss) per common share attributable to ON Semiconductor Corporation
Basic:	$0.15	$(0.08)

Diluted:	$0.14	$(0.08)

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the three months ended April 3, 2009, the effects of stock option shares and restricted stock units were not included because the related impact would have been anti-dilutive, as the Company generated a net loss. Common shares relating to employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive were also excluded from the diluted earnings per share calculation. The excluded option shares were 13.7 million and 38.0 million for the quarters ended April 2, 2010 and April 3, 2009, respectively.

For the quarter ended April 3, 2009, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share. The excess of fair value over par value is convertible into stock. As of April 3, 2009, the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded. However, as of April 1, 2010 (the last day of the quarter was a holiday), the Company’s common stock traded above $7.00 and was not excluded.

For the quarters ended April 2, 2010 and April 3, 2009, the assumed conversion of the Zero Coupon Convertible Senior Subordinated Notes was also excluded in determining diluted net income per share. The Zero

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Coupon Convertible Senior Subordinated Notes are convertible into cash up to the par value of $99.4 million and $260.0 million, based on a conversion price of $9.82 per share at April 2, 2010 and April 3, 2009, respectively. The excess of fair value over par value is convertible into stock. As of April 2, 2010 and April 3, 2009, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarters ended April 2, 2010 and April 3, 2009, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. As of April 2, 2010 and April 3, 2009, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of April 2, 2010 and April 3, 2009, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended April 2, 2010 were $3.8 million for which the Company withheld 476,119 shares of common stock, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of April 2, 2010, but may be reissued or retired by the Company at a later date.

At December 31, 2009, the minority interest balance was $19.6 million. This balance increased to $20.3 million at April 2, 2010 due to the minority interest’s $0.7 million share of the earnings for the quarter, which has been reflected in the Company’s consolidated statement of operations for the quarter ended April 2, 2010.

At December 31, 2008, the minority interest balance was $17.3 million. This balance increased to $17.7 million at April 3, 2009 due to the minority interest’s $0.4 million share of the earnings for the quarter, which has been reflected in the Company’s consolidated statement of operations for the quarter ended April 3, 2009.

Note 11: Employee Stock Benefit Plans

At December 31, 2009 there was an aggregate of 20.6 million shares of common stock available for grant under the Company’s stock option and restricted stock unit plans which subsequently expired on February 17, 2010. An amended and restated stock incentive plan has been submitted for shareholder approval at the annual shareholder meeting on May 18, 2010. At April 2, 2010, contingent upon shareholder approval, there was an aggregate of 26.3 million shares of common stock available for grant under the Company’s new amended and restated stock incentive plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The weighted-average estimated fair value of stock options granted during the quarters ended April 2, 2010 and April 3, 2009 was $3.55 and $2.27 per share, respectively. The weighted-average assumptions associated with the stock options granted during the period are as follows:

	Quarter Ended
	April 2, 2010	April 3, 2009
Volatility	44.1%	77.3%
Risk-free interest rate	2.5%	1.7%
Expected term	5.6 years	5.0 years

Pre-vesting forfeitures were estimated to be approximately 12% for the quarter ended April 2, 2010 and 12% for the quarter ended April 3, 2009, based on historical experience.

A summary of stock option transactions for all stock option plans follows (in millions, except per share and term data):

	Quarter Ended April 2, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2009	29.4	$7.48
Assumed in acquisitions	2.9	8.23
Grants	0.1	8.08
Exercised	(0.8)	5.79
Cancellations	(0.4)	8.38

Outstanding at April 2, 2010	31.2	$7.58	5.3	$45.3

Exercisable at April 2, 2010	23.9	$7.68	4.6	$35.4

Additional information about stock options outstanding at April 2, 2010 with exercise prices less than or above $8.06 per share, the closing price of the Company’s common stock at April 2, 2010, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $8.06	14.1	$5.55	4.5	$5.84	18.6	$5.62
Above $8.06	9.8	$10.76	2.8	$9.46	12.6	$10.47

Total outstanding	23.9	$7.68	7.3	$7.23	31.2	$7.58

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of April 2, 2010, and changes during the three months ended April 2, 2010 (number of shares in millions):

	Quarter Ended April 2, 2010
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2009	15.1	$4.17
Granted	2.8	8.16
Released	(1.5)	4.36
Forfeited	(0.2)	4.58

Nonvested shares of restricted stock units at April 2, 2010	16.2	$4.83

During the three months ended April 2, 2010, the Company granted 0.1 million shares in restricted stock awards with a weighted average grant date fair value of $8.16 per share to members of the Board of Directors. The awards vested and were issued immediately upon the effective date of the grant.

Employee Stock Purchase Plans

As of April 2, 2010, there were 6.2 million shares available for issuance under the 2000 Employee Stock Purchase Plan (“ESPP”). The weighted-average fair value of shares issued under the ESPP during the quarters ended April 2, 2010 and April 3, 2009 were $2.12 per share and $1.30 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Quarter Ended April 2, 2010	Quarter Ended April 3, 2009
Expected life (in years)	0.25	0.25
Risk-free interest rate	0.1%	0.1%
Volatility	46.0%	120.0%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units, restricted stock awards and employee stock purchase plan, recognized for the quarter ended April 2, 2010 and April 3, 2009 was comprised as follows (in millions, except per share data):

	Quarter Ended
	April 2, 2010	April 3, 2009
Cost of revenues	$3.3	$2.9
Research and development	2.5	2.0
Selling and marketing	2.6	2.4
General and administrative	5.3	5.4

Share-based compensation expense before income taxes	13.7	12.7
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$13.7	$12.7

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At April 2, 2010, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options and non-vested restricted stock units granted prior to that date was $17.7 million, which will be ratably recognized through the first quarter of 2014 and $36.3 million, which will be ratably recognized through the first quarter of 2013, respectively. The total intrinsic value of stock options exercised during the quarter ended April 2, 2010 was $1.7 million. The Company recorded cash received from the exercise of stock options of $4.5 million and cash from issuance of shares under the ESPP of $1.6 million and recorded no related tax benefits during the quarter ended April 2, 2010. Upon option exercise, restricted stock units vesting or completion of a purchase under the ESPP, the Company issues new shares of stock.

Note 12: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of April 2, 2010 (in millions):

Remainder of 2010	$15.1
2011	15.6
2012	13.6
2013	10.6
2014	6.3
Thereafter	17.8

Total (1)	$79.0

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under subleases.

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

In the Czech Republic the Company has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. In each case, the remediation project consists primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The government of the Czech Republic has agreed to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’ former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’ former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of April 2, 2010 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flows.

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $4.4 million as of April 2, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million but had not done so as of April 2, 2010. The Company also has outstanding guarantees and letters of credit outside of its revolving facility and the non-reusable commitment credit totaling $12.1 million as of April 2, 2010.

As part of securing financing in the normal course of business, the Company issued guarantees related to two of its capital lease obligations which totaled approximately $23.9 million as of April 2, 2010. In addition, SCI LLC, the Company’s primary domestic operating subsidiary, guarantees on an unsecured basis approximately $1.5 million of a loan by one of its Japanese subsidiaries. For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $79.0 million as payments come due. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company had not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Other Litigation

On January 27, 2010, the Company completed its acquisition of all of the outstanding shares of common stock of CMD through a cash tender offer of $4.70 per share, which was then followed by the merger of Purchaser (defined below) and CMD, in accordance with the December 14, 2009 definitive merger agreement (“Merger Agreement”) which the Company previously announced it had entered into with CMD (“Transaction”). Shortly after the Company signed the Merger Agreement and announced the tender offer, the Company was named as a defendant in three purported class action lawsuits, described below, filed in California and Delaware against the Company, CMD, CMD’s Board of Directors and Pac-10 Acquisition Corporation, a direct, wholly-owned subsidiary of the Company (“Purchaser”).

On December 14, 2009, a purported class action lawsuit was filed in the Superior Court of Santa Clara County, California (“Court”) captioned Robert Varrenti, et al. v. Robert Dickinson, Edward Ross, John Sprague, David Wittrock, David Sear, Jon Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, California Micro Devices, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 109CV159469). On December 29, 2009, the plaintiff filed an amended complaint. On December 21, 2009, a second purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Annamarie Medeiros et al. v. California Micro Devices, Jon S. Castor, Robert V. Dickinson, Edward C. Ross, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, Pac-10 Acquisition Corporation and ON Semiconductor Corporation (No. 5159) On January 4, 2010, a third purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Sanjay Israni, et al. v. California Micro Devices, Robert V. Dickinson, Edward C. Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 5181). All three lawsuits contain similar allegations, stating generally that the proposed Transaction is the product of a breach of fiduciary duties by CMD’s Board of Directors by failing to adequately discharge their duties in negotiating and agreeing to the Transaction and that the Company and the Purchaser assisted in that breach. All three lawsuits requested an injunction enjoining the consummation of the Transaction. The Israni complaint also included a request for damages.

On January 19, 2010, the parties entered into a memorandum of understanding (“MOU”) to settle the three lawsuits and on February 10, 2010, the parties entered into a stipulation of settlement. The settlement, like the MOU, calls for CMD to agree to make available to shareholders certain additional information, which has been completed, and CMD or its insurer to agree to pay plaintiffs’ counsel for fees and expenses not to exceed $495,000. The Company expects CMD’s insurer to pay $245,000 of this total amount. This payment did not affect the amount of consideration paid to the stockholders of CMD in connection with the Transaction. The stipulation of settlement was filed with the Court on March 29, 2010 and a hearing to preliminarily approve the settlement is scheduled for May 7, 2010. See the MOU document at Exhibit 10.1 to CMD’s Form 8-K filed with the SEC on January 20, 2010, and see a summary of the MOU in the Company’s Amendment No. 3 to Schedule TO filed with the SEC on January 20, 2010, which summary is incorporated by reference herein.

The defendants maintain that the lawsuits are completely without merit. Nevertheless, the defendants agreed to the settlement in order to avoid costly litigation, eliminate the risk of delaying the closing of the Transaction, and because the only effect of the settlement on CMD stockholders was to provide additional disclosure. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties (including Synopsys, Inc. (“Synopsys”), alleging infringement of a patent owned by Ricoh. AMIS promptly tendered the defense of this claim to Synopsys, and Synopsys agreed to assume the defense of the case on AMIS’ behalf to the extent that the Synopsys software that AMIS licensed from Synopsys is alleged to constitute the basis of Ricoh’s claim of infringement. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which has yet to schedule a hearing date. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010 the judge granted Synopsys’ motion for summary judgment. A status conference is scheduled for May 10, 2010. The Company believes that the asserted claims are without merit, and even if meritorious, that it will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 13: Recent Accounting Pronouncements

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”, which is included in ASC 605—Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF 08-9, “Milestone Method of Revenue Recognition” (“EITF 08-9”), and addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010, with earlier application and retrospective application permitted. The Company is currently assessing the impact of ASU No. 2010-17 on its financial position and results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 14: Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2010 and December 31, 2009 (in millions):

	Balance as of April 2, 2010	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$230.0	$230.0	$172.2	$172.2
Money market funds	69.2	69.2	42.0	42.0
Treasuries	261.5	261.5	311.5	311.5
Short-term investments
Commercial paper	—	—	20.0	20.0
Treasuries and agencies	—	—	25.5	25.5

Total cash, cash equivalents and short-term investments	$560.7	$560.7	$571.2	$571.2
Other Current Assets
Foreign currency exchange contracts	0.6	0.6	0.4	0.4

Total financial assets	$561.3	$561.3	$571.6	$571.6

Liabilities:
Foreign currency exchange contracts	$0.5	$0.5	$0.5	$0.5

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of April 2, 2010 the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations) at April 2, 2010 and December 31, 2009 are as follows (in millions):

	April 2, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Level 1	$571.1	$714.8	$562.4	$771.7
Level 2	$169.8	$167.2	$170.2	$163.8
Level 3	$118.6	$114.8	$122.3	$114.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a rollforward of fair value measurement using significant unobservable inputs (Level 3) of long-term debt, including current portion from December 31, 2009 to April 2, 2010 as follows (in millions):

Beginning balance as of December 31, 2009	$114.4
Gain (loss) recorded during 2010	—
Gain (loss) not recorded during 2010	4.1
New debt	0.2
Principal payments	(3.9)

Ending balance as of April 2, 2010	$114.8

The fair value of Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current rates at April 2, 2010.

Note 15: Segment Information

Revenues, gross profit and operating income for the Company’s reportable segments for the three months ended April 2, 2010 and April 3, 2009 are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For quarter ended April 2, 2010:
Revenues from external customers	$125.9	$124.2	$122.0	$178.1	$550.2
Segment gross profit	$44.8	$52.9	$78.2	$65.8	$241.7
Segment operating income (loss)	$15.6	$20.7	$35.2	$39.1	$110.6

For quarter ended April 3, 2009:
Revenues from external customers	$84.7	$85.8	$90.0	$118.6	$379.1
Segment gross profit	$22.3	$26.8	$45.4	$28.0	$122.5
Segment operating income (loss)	$(2.5)	$2.3	$12.3	$10.4	$22.5

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	April 2, 2010	April 3, 2009
Gross profit for reportable segments	$241.7	$122.5
Unallocated amounts:
Other unallocated manufacturing costs	(13.6)	(10.4)

Gross profit	$228.1	$112.1

Operating income for reportable segments	$110.6	$22.5
Unallocated amounts:
Restructuring and other charges	(3.8)	(9.6)
Other unallocated manufacturing costs	(13.6)	(10.4)
Other unallocated operating expenses	(9.0)	(7.1)

Operating income (loss)	$84.2	$(4.6)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	April 2, 2010	April 3, 2009
United States	$119.2	$113.7
Other Americas	1.7	0.5
United Kingdom	93.4	47.7
Belgium	0.1	27.4
China	172.2	100.2
Singapore	130.2	62.2
Other Asia/Pacific	32.9	26.7
Other Europe	0.5	0.7

	$550.2	$379.1

Property, plant and equipment, net by geographic location is summarized as follows (in millions):

	April 2, 2010	December 31, 2009
United States	$186.4	$170.7
China	91.3	94.9
Europe	108.8	109.5
Malaysia	122.1	114.3
Other Asia/Pacific	124.3	105.9
Japan	66.7	68.8
Belgium	38.9	38.7
Other Americas	3.1	2.7

	$741.6	$705.5

For the quarter ended April 2, 2010, one of the Company’s customers accounted for 11% of the Company’s total revenues. For the quarter ended April 3, 2009, one of the Company’s customers accounted for 10% of the Company’s total revenues.

Note 16: Subsequent Events

On April 12, 2010, the Company amended the Indenture for its Zero Coupon Convertible Senior Subordinated Notes due 2024.

The amendments include:

•

One additional opportunity to require the Company to purchase the notes on April 15, 2012. The terms of this put option are otherwise identical to the purchase option currently governing the notes whereby holders of the notes had the option to require the Company to purchase the notes on April 15, 2010; and

•	Additional call protection, eliminating the Company’s ability to redeem the notes at its option from and after April 15, 2010 until April 15, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As a result of this offer, approximately $3.1 million of the $99.4 million par value of notes outstanding prior to this amendment were tendered, leaving $96.3 million par value of notes outstanding under the amended terms which, net of debt discount, has been included in long-term debt as of April 2, 2010.

On May 5, 2010, the Company’s Board of Directors approved the early termination and prepayment of the Senior Bank Facility, including the prepayment of a term loan with approximately $169.8 million of aggregate principal amount outstanding. The prepayment and termination of the Senior Bank Facility is expected to occur during the second quarter of 2010 using existing cash on hand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 25, 2010, and our unaudited consolidated financial statements for the fiscal quarter ended April 2, 2010, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and our most recent Form 10-K.

Company Highlights During the Quarter Ended April 2, 2010

•	Total revenues of approximately $550.2 million, an increase of approximately 11% from the fourth quarter of 2009

•	Record GAAP gross margin of 41.5%

•	GAAP net income of $0.14 per fully diluted share

•	Completion of the acquisition of California Micro Devices (“CMD”)

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual revenue growth rate in our total addressable market of approximately 2.9% during 2010 through 2012. These are not our projections and may not be indicative of actual results, but we, like many of our competitors, use this information as a useful, third-party projection.

Business and Company Overview

We are a premier supplier of high performance, energy efficient, silicon solutions for green electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 42,000 products and we shipped approximately 9.1 billion units in the first three months of 2010 as compared to approximately 5.8 billion units in the first three months of 2009. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

On January 27, 2010, we completed the purchase of CMD, via a tender offer at a price of $4.70 per share of CMD stock, whereby CMD became our wholly-owned subsidiary. The aggregate purchase price of this all cash transaction was approximately $113.2 million. We believe that the combination will significantly strengthen our offering of application specific integrated passive (ASIP) devices to protect products in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (HBLED) market and its strengths in inductor capacitor-based EMI (electromagnetic interference) filtering and low capacitance ESD (electrostatic discharge) protection, complement our existing portfolio of protection and lighting solutions.

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

Automotive & Power Group	Computing & Consumer Products	Digital & Mixed-Signal Products Group	Standard Products

MOSFETs	DC-DC Conversion	Medical	Bipolar Power

Analog Automotive	Analog Switches	Integrated Sensor Products (“ISP”)	Thyristor

Auto Power	AC-DC Conversion	Military & Aerospace	Small Signal

LDO & Vregs	Low Voltage	Industrial	Zener

Mixed-Signal Automotive	Standard Logic	Communications & High Voltage	Protection

	Power Switching	High Frequency	Rectifier

	Signal & Interface	Foundry and Manufacturing Services	Filters

Memory Products

We have approximately 356 direct customers worldwide, and we also service approximately 242 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Continental Automotive Systems, Delta, Samsung, Hella, LG Electronics, Motorola, Boston Scientific, Delphi, Huawei Technology, Seagate Technology, Sony Ericsson, Bosch, General Electric, Raytheon, Alcatel, Siemens, and Visteon ; (2) electronic manufacturing service providers, such as Flextronics, Jabil, Sanmina and (3) global distributors, such as Avnet, World Peace, Arrow, Wintech, Yosun, EBV Elektronik, and Future.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, India, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 247 new product families in 2009. During the three months ended April 2, 2010, we introduced an additional 46 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest at the greatest opportunity to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

Our profitability enhancement programs will continue to focus on:

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 4” and 6” wafers to 8” wafers and smaller geometrics resulting in an increase to the number of die per wafer;

•	reducing the number of product platforms and process flows; and

•	Focusing production on profitable product families.

Macroeconomic Environment

While we have recognized efficiencies from implemented restructuring activities and continue to implement profitability enhancement programs to improve our cost structure, the United States and global economy is currently undergoing a period of unprecedented volatility. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. These macroeconomic factors have affected our customers and suppliers which in turn has affected our business, including sales, the collection of receivables, and results of operations. Although we view many of these macroeconomic environment issues as temporary, our continuing outlook for the future will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.

Outlook

Based on current booking trends, backlog levels and estimated turns levels, we anticipate that total revenues will be approximately $565.0 million to $580.0 million in the second quarter of 2010. Backlog levels at the beginning of the second quarter of 2010 were up from backlog levels at the beginning of the first quarter of 2010 and represent over 90% of our anticipated second quarter 2010 revenues. We expect average selling prices for the second quarter of 2010 will be down approximately 1% from the first quarter of 2010. We expect cash capital expenditures of approximately $45.0 million to $55.0 million in the second quarter of 2010.

For the second quarter of 2010, we expect gross profit as a percentage of revenues to be approximately 41.5% to 42.5%. For the second quarter of 2010, we also expect total operating expenses of approximately $138.0 million to $142.0 million, which includes amortization of acquisition-related intangible assets, restructuring and other charges of $10.0 million.

We anticipate interest expense, net of interest income, and other expenses will be approximately $17.0 million for the second quarter of 2010, which includes non-cash interest expense of approximately $7.0 million relating to our convertible senior subordinated notes. We expect provision for income taxes to be approximately $4.0 million in the second quarter of 2010, with cash payments of income taxes to be approximately $3.0 million in the second quarter of 2010. We also expect share-based compensation expense of approximately $13.0 million to $14.0 million in the second quarter of 2010.

Results of Operations

Quarter Ended April 2, 2010 Compared to Quarter Ended April 3, 2009

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended April 2, 2010 and April 3, 2009. The amounts in the following table are in millions:

	Quarter ended
	April 2, 2010	April 3, 2009	Dollar Change
Revenues	$550.2	$379.1	$171.1
Cost of revenues	322.1	267.0	55.1

Gross profit	228.1	112.1	116.0
Operating expenses:
Research and development	65.2	43.6	21.6
Selling and marketing	35.6	29.0	6.6
General and administrative	31.5	27.3	4.2
Amortization of acquisition-related intangible assets	7.8	7.2	0.6
Restructuring, asset impairments and other net	3.8	9.6	(5.8)

Total operating expenses	143.9	116.7	27.2

Operating income (loss)	84.2	(4.6)	88.8

Other income (expenses):
Interest expense	(16.4)	(17.7)	1.3
Interest income	0.1	0.4	(0.3)
Other	(2.8)	(2.2)	(0.6)
Loss on debt repurchase	—	(2.2)	2.2

Other income (expenses), net	(19.1)	(21.7)	2.6

Income (loss) before income taxes and minority interests	65.1	(26.3)	91.4
Income tax provision	(1.4)	(7.2)	5.8

Net income (loss)	63.7	(33.5)	97.2
Net income (loss) attributable to minority interests	(0.7)	(0.4)	(0.3)

Net income (loss) attributable to ON Semiconductor Corporation	$63.0	$(33.9)	$96.9

Revenues

Revenues were $550.2 million and $379.1 million during the quarters ended April 2, 2010 and April 3, 2009, respectively. The increase from the first quarter of 2009 to the first quarter of 2010 was primarily due to increase in volume and mix of sales resulting in a 48% increase combined with increased revenues from our acquisition of PulseCore and CMD of $8.3 million or 2%, partially offset by decreases in average selling prices of approximately 5%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended April 2, 2010	As a % Revenue	Quarter Ended April 3, 2009	As a % Revenue	Dollar Change	% Change
Automotive and Power Group	$125.9	23%	$84.7	22%	$41.2	49%
Computing & Consumer Group	124.2	23%	85.8	23%	38.4	45%
Digital and Mixed-Signal Product Group	122.0	22%	90.0	24%	32.0	36%
Standard Products Group	178.1	32%	118.6	31%	59.5	50%

Total revenues	$550.2		$379.1		$171.1

Revenues from automotive and power group increased $41.2 million, or 49%, in the first quarter of 2010 as compared to the first quarter of 2009. The increase is attributed to increases in revenues from MOSFET’s of 40%, mixed signal automotive products of 59%, analog automotive products of 77%, LDO and voltage regulator products of 37% and auto power products of 46%.

Revenues from computing and consumer products increased $38.4 million, or 45%, in the first quarter of 2010 as compared to the first quarter of 2009. The increase is attributed to increases in revenues from AC to DC conversion products of 66%, signal and interface products of 54%, power switch products of 48%, standard logic products of 67%, DC to DC conversion products of 40% and low voltage power products of 8%.

Revenues from digital and mixed-signal product group increased $32.0 million, or 36%, in the first quarter of 2010 as compared to the first quarter of 2009. The increase is attributed to increases in revenues from industrial products of 55%, medical products of 47%, military and aerospace products of 29%, integrated sensor products of 363%, high frequency products of 22%, foundry products of 8% and communication and high voltage products of 5%, partially offset by decreases in revenues from manufacturing services products of 17%.

Revenues from standard products increased $59.5 million, or 50%, in the first quarter of 2010 as compared to the first quarter of 2009. The increase is attributed to increases in revenues from rectifier products of 52%, small signal products of 37%, protection products 39%, products from acquisition of CMD of 100%, products from acquisition of catalyst of 42%, zener products of 56%, thyristor products of 61%, bipolar power products of 47% and filter products of 35%.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended April 2, 2010	As a % Revenue	Quarter Ended April 3, 2009	As a % Revenue
Americas	$120.9	22%	$114.2	30%
Asia/Pacific	335.3	61%	189.1	50%
Europe	94.0	17%	75.8	20%

Total	$550.2	100%	$379.1	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended April 2, 2010, we had one customer that accounted for approximately 11% of our total revenues. For the quarter ended April 3, 2009, we had one customer that accounted for 10% our total revenues.

Gross Profit

Our gross profit was $228.1 million in the first quarter of 2010 compared to $112.1 million in the first quarter of 2009. As a percentage of revenues, our gross profit was 41.5% in the first quarter of 2010 as compared to 29.6% in the first quarter of 2009. Gross profit as a percentage of revenue increased during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to increases in volume driving better factory utilization, cost savings from profitability enhancement programs, combined with a lower amount of expensing of fair market value step up of inventory in the first quarter of 2010 as compared to the first quarter of 2009, offset by the 5% decrease in average selling prices in the first quarter of 2010. The gross profit by reportable segment in each of these quarters are as follows (dollars in millions):

	Quarter Ended April 2, 2010	As a % Net Revenue	Quarter Ended April 3, 2009	As a % Net Revenue (1)	Dollar Change	% Change
Automotive & Power Group	$44.8	8.1%	$22.3	5.9%	$22.5	100.9%
Computing & Consumer Products	52.9	9.6%	26.8	7.1%	26.1	97.4%
Digital & Mixed-Signal Product Group	78.2	14.2%	45.4	12.0%	32.8	72.2%
Standard Products	65.8	12.0%	28.0	7.4%	37.8	135.0%

Gross profit by segment	241.7		122.5		$119.2
Unallocated
Manufacturing	(13.6)	-2.5%	(10.4)	-2.7%

Total gross profit	$228.1	41.5%	$112.1	29.6%

(1)	Certain amounts may not total due to rounding of individual amounts.

Gross profit from automotive and power group increased $22.5 million, or 100.9%, in the first quarter of 2010 as compared to the first quarter of 2009. The increase is attributed to increases in gross profit from MOSFET’s of greater than 100%, mixed signal automotive products of greater than 100%, LDO and voltage regulator products of greater than 100%, auto power products of 97% and analog automotive products of 3%.

Gross profit from computing and consumer products increased $26.1 million, or 97.4%, in the first quarter of 2010 as compared to the first quarter of 2009. The increase is attributed to increases in gross profit from AC to DC conversion products of greater than 100%, standard logic products of greater than 100%, power switch products of greater than 100%, signal and interface products of 90%, DC to DC conversion products of 89%, analog switch products of 27%, partially offset by decreases in gross profit from low voltage power products of 3%.

Gross profit from digital and mixed-signal products increased $32.8 million, or 72.2%, in the first quarter of 2010 compared to the first quarter of 2009. The increase is attributed to increases in gross profit from manufacturing service products of greater than 100%, industrial products of greater than 100%, military and aerospace products of 32%, medical products of 39%, high frequency products of 32%, integrated sensor products of greater than 100%, products from our acquisition of PulseCore and communications and high voltage products of 21%, partially offset by decreases in gross profit from foundry products of 30%.

Gross profit from standard products increased $37.8 million, or 135.0%, in the first quarter of 2010 compared to the first quarter of 2009. The increase is attributed to increases in gross profit from rectifier products of greater than 100%, small signal products of greater than 100%, protection products of 97%, products from our acquisition of Catalyst of greater than 100%, zener products of greater than 100%, thyristor products of greater than 100%, bipolar power products of greater than 100% and filter products of 3%.

Operating Expenses

Research and development expenses were $65.2 million in the first quarter of 2010 compared to $43.6 million in the first quarter of 2009, representing an increase of $21.6 million, or 49.5%. Research and development expenses represented 11.8% and 11.5% of revenues in the first quarter of 2010 and the first quarter of 2009, respectively. The increase in research and development expense was primarily attributed to increased expense associated with on-going research and development activities as a result of the newly acquired PulseCore and CMD businesses, combined with increased employee salaries and wages due to the elimination of work furloughs or short work weeks based upon local legal requirements, combined with an increase in performance bonuses as a result of our achievement of certain financial goals.

Selling and marketing expenses were $35.6 million in the first quarter of 2010 compared to $29.0 million in the first quarter of 2009, representing an increase of $6.6 million, or 22.8%. Selling and marketing expenses represented 6.5% and 7.6% of revenues in the first quarter of 2010 and the first quarter of 2009, respectively. The increase in selling and marketing expense was primarily attributed to increased employee salaries and wages due to the elimination of work furloughs or short work weeks based upon local legal requirements, combined with an increase in performance bonuses as a result of our achievement of certain financial goals.

General and administrative expenses were $31.5 million in the first quarter of 2010 compared to $27.3 million in the first quarter of 2009, representing an increase of $4.2 million, or 15.4%. General and administrative expenses represented 5.7% and 7.2% of revenues in the first quarter of 2010 and the first quarter of 2009, respectively. The increase in general and administrative expenses was primarily attributed to increased employee salaries and wages due to the elimination of work furloughs or short work weeks based upon local legal requirements, combined with an increase in performance bonuses as a result of our achievement of certain financial goals, partially offset by decreased stock compensation expense.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $3.8 million in the first quarter of 2010 compared to $9.6 million in the first quarter of 2009.

During the first quarter of 2010, we agreed to make a $0.8 million cash payment settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 2, 2010.

In January 2010, we acquired CMD and announced plans to integrate the overlapping operations of CMD and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the quarter ended April 2, 2010 we recorded $2.6 million of employee separation charges. These termination benefits are for 10 individuals, of which four have been terminated as of April 2, 2010. It is anticipated that all terminations will be completed by the end of fiscal 2010.

In January 2009, we announced a worldwide employee reduction program for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the quarter ended April 2, 2010, we recorded an additional employee separation charge of $0.1 million for one employee who was terminated.

In August 2009, we announced plans to reduce the number of design centers for cost savings purposes. During the quarter ended April 2, 2010 we recorded employee separation charges of $0.2 million and $0.1 million of exit costs associated with this activity. These termination benefits were for approximately 16 individuals, of which six had been terminated at the end of the first quarter of 2010. It is anticipated that all terminations will be completed by the end of the second quarter of 2010.

In January 2009, we announced a worldwide employee reduction program, for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the quarter ended April 3, 2009, we recorded employee separation charges of $10.2 million. These termination benefits were for approximately 526 individuals of which 494 had been terminated at the end of the first quarter of 2009.

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

Other Operating Expenses—Amortization of Acquisition –Related Intangible Assets

Amortization of acquisition-related intangible assets were $7.8 million and $7.2 million for the quarters ended April 2, 2010 and April 3, 2009, respectively. The increase of $0.6 million from the first quarter of 2009 to 2010 was primarily attributed to amortization of intangible assets associated with our acquisition of PulseCore and CMD.

Operating Income

Information about operating income from our reportable segments for the quarter ended April 2, 2010 and April 3, 2009 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed-Signal Product Group	Standard Products Group	Total
For the quarter ended April 2, 2010:
Segment operating income	$15.6	$20.7	$35.2	$39.1	$110.6
For the quarter ended April 3, 2009:
Segment operating income (loss)	$(2.5)	$2.3	$12.3	$10.4	$22.5

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	April 2, 2010	April 3, 2009
Operating income for reportable segments	$110.6	$22.5
Unallocated amounts:
Restructuring asset impairments and other charges, net	(3.8)	(9.6)
Other unallocated manufacturing costs	(13.6)	(10.4)
Other unallocated operating expenses	(9.0)	(7.1)

Operating income (loss)	$84.2	$(4.6)

Interest Expense and Other

Interest expense decreased $1.3 million to $16.4 million in the first quarter of 2010 compared to $17.7 million in the first quarter of 2009. We recorded amortization of debt discount to interest expense of $8.7 million and $9.9 million for the quarters ended April 2, 2010 and April 3, 2009, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the first quarter of 2010 was $934.1 million with a weighted average interest rate of 7% compared to $970.4 million and a weighted average interest rate of 7% in the first quarter of 2009. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 12: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Loss on Debt Repurchases

During the first quarter of 2009, we repurchased approximately $65.9 million of our Zero Coupon Convertible Senior Subordinated Notes due 2024 for $32.9 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We reduced unamortized debt discount by $6.1 million and recognized a $2.2 million loss on the repurchases, which included the write off of $0.5 million in unamortized debt issuance costs.

Provision for Income Taxes

Provision for income taxes was $1.4 million in the first quarter of 2010 compared to $7.2 million in the first quarter of 2009. The provision for the first quarter of 2010 included $2.1 million for income and withholding taxes of certain of our foreign and U.S. operations and $0.3 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $1.0 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first quarter of 2010. Due to our domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continued to maintain a full valuation allowance on all of our domestic deferred tax assets. The provision for the first quarter of 2009 included $6.0 million for income and withholding taxes of certain of our foreign operations, and $1.2 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off balance sheet arrangements, our contingencies, sources and uses of cash, debt and debt covenants, and management of cash.

Cash Requirements

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at April 2, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (3)	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Long-term debt (2)	$1,121.6	$122.8	$59.4	$232.9	$606.4	$96.0	$4.1
Operating leases (1)	79.0	15.1	15.6	13.6	10.6	6.3	17.8
Purchase obligations (1):
Capital purchase obligations	107.4	86.3	19.3	1.5	0.3	—	—
Foundry and inventory purchase obligations	84.0	71.5	4.5	2.7	2.1	1.7	1.5
Mainframe support	1.3	1.3	—	—	—	—	—
Information technology and communication services	38.1	12.5	14.8	8.2	2.6	—	—
Other	45.6	16.6	8.3	3.4	2.9	2.9	11.5

Total contractual obligations	$1,477.0	$326.1	$121.9	$262.3	$624.9	$106.9	$34.9

(1)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off Balance Sheet Arrangements” for a description of our off balance sheet arrangements.)
(2)	Includes the interest portion of payments for long-term debt.
(3)	The table above does not include approximately $14.8 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of settlement of such liabilities.

Our long-term debt includes approximately $169.8 million outstanding under the Senior Bank Facility, approximately $99.4 million of zero coupon convertible senior subordinated notes due 2024 at par, approximately $95.0 million of 1.875% convertible senior subordinated notes due 2025 at par, approximately $484.0 million of 2.625% convertible senior subordinated notes due 2026 at par, approximately $5.7 million of loans with three Japanese banks, approximately $46.0 million of loans with two Chinese banks, approximately $43.6 million of loans with four Philippine banks, approximately $23.3 million of loans with a British finance company and approximately $75.3 million of capital lease obligations. For purposes of the contractual obligations schedule, we have shown the convertible debt at par value maturing upon the first put date. (See Note 9: “Long-Term Debt” and Note 16: “Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our unaudited consolidated balance sheet for our foreign pension plans (see Note 8: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our balance of cash and cash equivalents was $560.7 million at April 2, 2010. Subsequent to quarter end, our Board of Directors approved the early termination and prepayment of the Amended and Restated Credit Agreement (“Senior Bank Facility”), including the prepayment of a term loan with approximately $169.8 million of aggregate principal amount outstanding. We believe that our cash from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next twelve months, after the prepayment of the Senior Bank Facility.

Off Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. Our Senior Bank Facility includes a $25.0 million revolving facility. Letters of credit totaling $0.9 million were outstanding under the revolving facility at April 2, 2010. One of our foreign exchange hedging agreements has a provision for termination if at any time the amount available under our revolving facility is less than $2.5 million. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank has an outstanding amount of $4.4 million as of April 2, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of April 2, 2010. We also have outstanding guarantees and letters of credit outside of our revolving facility and the non-reusable commitment credit with the Belgian bank totaling $12.1 million at April 2, 2010.

As part of securing financing in the normal course of business, we issued guarantees related to two of our capital lease obligations which totaled approximately $23.9 million as of April 2, 2010. In addition, SCI LLC, our primary domestic operating subsidiary, guarantees on an unsecured basis approximately $1.5 million of a loan by one of our Japanese subsidiaries. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $79.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

See Note 12: “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements, Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2009 for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

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

Our ability to service our long-term debt including our senior subordinated notes, to remain in compliance with the various covenants and restrictions contained in our credit agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. Subsequent to quarter end, our Board of Directors has approved the early termination and prepayment of our $169.8 million Senior Bank Facility and we expect to make this payment in the second quarter of 2010. With the retirement of the Senior Bank Facility we will no longer be subject to the covenants and restrictions contained in the agreement.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. The United States and global credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least the next twelve months, after the prepayment of the Senior Bank Facility. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed herein:

Debt Compliance

Our debt covenants require us to stay within certain leverage ratios based on the consolidated earnings (net income) before interest expense, provisions for income taxes, depreciation and amortization expense for the last four quarters. “Consolidated EBITDA,” as defined under the documents for our Senior Bank Facility totaled approximately $462.1 million for the four consecutive fiscal quarters ended April 2, 2010.

If we were not in compliance with the covenants contained in our Senior Bank Facility, the holders of our Senior Bank Facility could cause all outstanding amounts, as of April 2, 2010, which were comprised of $169.8 million of our term loan, to be due and payable immediately and the $0.9 million of letters of credit to be fully cash collateralized. If we were unable to repay, refinance or restructure that indebtedness, the holders could proceed against the collateral securing that indebtedness. In addition, any such event of default or declaration of acceleration could also result in an event of default under one or more of our other debt instruments and have a material adverse effect on our financial condition, results of operations and liquidity. As of April 2, 2010, approximately $722.8 million remained outstanding under other debt that may be accelerated based on this covenant. Subsequent to quarter end, our Board of Directors approved the early termination and prepayment of our $169.8 million Senior Bank Facility and we expect to make this payment in the second quarter of 2010. With the retirement of the Senior Bank Facility we will no longer be subject to the covenants and restrictions contained in the agreement.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $646.0 million at April 2, 2010. Our working capital, excluding cash, was $85.3 million at April 2, 2010, and has fluctuated between $101.3 million and $13.1 million over the last eight quarter-ends.

The components of our working capital at April 2, 2010 and December 31, 2009 are set forth below (in millions), followed by explanations for changes between April 2, 2010 and December 31, 2009 for cash and cash equivalents and any other changes greater than $5 million:

	April 2, 2010	December 31, 2009	Change
Current Assets
Cash and cash equivalents	$560.7	$525.7	$35.0
Short-term investments	—	45.5	(45.5)
Receivables, net	298.9	260.9	38.0
Inventories, net	297.6	269.9	27.7
Other current assets	48.4	51.5	(3.1)
Deferred income taxes	14.6	15.1	(0.5)

Total current assets	1,220.2	1,168.6	51.6

Current Liabilities
Accounts payable	204.7	172.9	31.8
Accrued expenses	141.6	135.5	6.1
Income taxes payable	2.9	5.0	(2.1)
Accrued interest	4.6	0.9	3.7
Deferred income on sales to distributors	109.1	98.8	10.3
Current portion of long-term debt	111.3	205.9	(94.6)

Total current liabilities	574.2	619.0	(44.8)

Working capital	$646.0	$549.6	$96.4

The increase of $35.0 million of cash and cash equivalents is primarily due to $109.5 million of cash provided by operating activities, partially offset by $63.2 million of cash used in investing activities and $11.1 million of cash used in financing activities.

The decrease of $45.5 million in short-term investments is the result of investments maturing and being converted to cash and cash equivalents.

The increase of $38.0 million in receivables, net is the result of increased revenues at the end of the first quarter of 2010 compared to the end of the fourth quarter of 2009.

The increase of $27.7 million in inventories, net is the result of building inventory for increased demand for products during the first quarter of 2010 as compared to the fourth quarter of 2009.

The increase of $31.8 million in accounts payable is the result of increased purchase of property, plant and equipment during the first quarter of 2010 as compared to the fourth quarter of 2009.

The increase of $6.1 million in accrued expenses is the result of increase in accrued bonuses, accrued vacation, partially offset by a reduction in payroll related accruals.

The increase of $10.3 million in deferred income on sales to distributors is the result of increased inventories at our distributors.

The decrease of $94.6 million in current portion of long-term debt was primarily due to the reclassification of the principal balance of our Zero Coupon Senior Subordinated Convertible Notes due 2024.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $41.0 million during the first three months of 2010 compared to cash capital expenditures of $22.3 million during the first three months of 2009. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2010 Financing Events

On April 12, 2010, we amended the Indenture for our Zero Coupon Convertible Senior Subordinated Notes due 2024.

The amendments include:

•

One additional opportunity to require us to purchase the notes on April 15, 2012. The terms of this put option are otherwise identical to the purchase option currently governing the notes whereby holders of the notes had the option to require us to purchase the notes on April 15, 2010; and

•	Additional call protection, eliminating our ability to redeem the notes at our option from and after April 15, 2010 until April 15, 2012.

As a result of this offer, approximately $3.1 million of the $99.4 million par value of notes outstanding prior to this amendment tendered, leaving $96.3 million par value of notes outstanding under the amended terms which, net of debt discount, has been included in long-term debt as of April 2, 2010.

On May 5, 2010, our Board of Directors approved the early termination and prepayment of our Senior Bank Facility, including the prepayment of a term loan with approximately $169.8 million of aggregate principal amount outstanding. The prepayment and termination of the Senior Bank Facility is expected to occur in the second quarter of 2010 using existing cash on hand.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of April 2, 2010 and December 31, 2009 (dollars in millions):

	April 2, 2010	December 31, 2009
Senior Bank Facilities:
Term Loan, interest payable monthly at 1.99788% and 2.00063%, respectively	$169.8	$170.2
Revolver	—	—

	169.8	170.2
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	99.1	96.9
1.875% Convertible Senior Subordinated Notes due 2025 (2)	77.9	76.5
2.625% Convertible Senior Subordinated Notes due 2026 (3)	394.1	389.0
2.25% Loan with Japanese bank due 2010, interest payable semi-annually	1.5	3.6
Loan with Philippine banks due 2010 through 2012, interest payable quarterly at 1.25125% and 1.28438%, respectively	17.9	18.7
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.00194% and 1.00563%, respectively	10.1	10.5
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.50719% and 1.50375%, respectively	5.7	5.9
Loan with Philippine banks due 2010 through 2014, interest payable quarterly at 5.99875% and 6.03063%, respectively	9.9	10.3
Short-term loan with Chinese bank due 2010, interest payable quarterly at 3.25% and 3.2725%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.74938% and 2.7825%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.74938% and 2.7825%, respectively	6.0	6.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 5.29013% and 5.25063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 4.24875% and 4.28063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.2525%	12.0	12.0
Loan with British finance company, interest payable monthly at 1.77% and 1.75%, respectively	23.3	23.1
1.875% Loan with Japanese bank due 2010 through 2013, interest payable semi-annually	2.6	2.6
Short-term loan with Japanese bank due 2010, interest payable monthly at 1.01% and 1.06%, respectively	1.6	1.6
Capital lease obligations	75.3	78.6

	934.8	933.5
Less: Current maturities	(111.3)	(205.9)

	823.5	727.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15 of 2012, 2014 and 2019. See Note 16: “Subsequent Events” for discussion of the extension of the put date and the earliest call date of the Zero Coupon Convertible Senior Subordinated Notes, due 2024.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 or 2020.
(3)	The 2.625% Convertible Senior Subordinated notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 or 2021.

We have pledged substantially all of our tangible and intangible assets and similar assets of each of our existing and subsequently acquired or organized domestic subsidiaries (but no more than 65% of the capital stock of foreign subsidiaries held by them) to secure our Senior Bank Facility.

SCI LLC, the primary domestic operating subsidiary of ON Semiconductor Corporation, is the borrower under our Senior Bank Facility. ON Semiconductor Corporation and our other domestic subsidiaries fully and unconditionally guarantee, on a joint and several basis, the obligations of the borrower under such facilities. ON Semiconductor Corporation is the issuer, and SCI LLC is a guarantor, of our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. Our other domestic subsidiaries, with the exception of our domestic subsidiaries acquired from AMIS, Catalyst, PulseCore, and CMD, fully and unconditionally guarantee on a joint and several basis the obligations of under the notes. None of our non-U.S. subsidiaries guarantee the Senior Bank Facility or the notes.

As of April 2, 2010, we were in compliance with the various covenants and other requirements contained in the credit agreement relating to our Senior Bank Facility and the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% convertible senior subordinated notes due 2025 and our 2.625% convertible senior subordinated notes due 2026. We believe that we will be able to comply with the various covenants and other requirements contained in such credit agreement and the indentures through April 2, 2011.

Our debt agreements contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans, or advances;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	pay dividends, redeem capital stock or make certain other restricted payments or investments;

•	pay dividends from SCI LLC to ON Semiconductor Corporation;

•	engage in certain sale leaseback transactions;

•	enter into new lines of business;

•	issue some types of preferred stock; and

•	enter into transactions with our affiliates.

The maximum secured leverage ratio financial maintenance covenant in the credit agreement relating to our Senior Bank Facility (comprised of our term loan and our revolving facility) requires that, at the end of each fiscal quarter during which any revolving loans, swingline loans or letters of credit are outstanding under our $25 million revolving facility (other than letters of credit fully secured by cash collateral on terms to be agreed), the Secured Leverage Ratio (as defined in such credit agreement) not exceed 2.5 to 1.0, provided that if, at the end of any such fiscal quarter, the Secured Leverage Ratio exceeds 2.5 to 1.0, SCI LLC may, within 45 days after the end of such fiscal quarter, repay all loans outstanding under our revolving facility and fully cash collateralize all letters of credit there under, and if SCI LLC does so then no default shall be deemed to have occurred and be continuing. As long as we are not in default or provided we cure the default as outlined above, the $169.8 million outstanding as of April 2, 2010 under our term loan remains due in 2013 subject to the scheduled principal amortization. We currently have $0.9 million in outstanding letters of credit under our $25 million revolving facility and a Secured Leverage Ratio of approximately 0.5 to 1.0 for the four consecutive fiscal quarters ended April 2, 2010. With the prepayment of the Senior Bank Facility in the second quarter of 2010, the above covenants and restrictions would be removed.

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

New Accounting Pronouncements Adopted

Adoption of ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as Catalyst, AMIS, PulseCore, or CMD, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the quarter ended April 2, 2010 approximately $3.1 million of the initial $6.4 million in the inventory step up for acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $3.3 million in inventory and inventories at distributors at April 2, 2010. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, from 2003 throughout 2009, no incremental domestic deferred tax benefits were recognized. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

We perform our annual impairment analysis as of the first day of the fourth quarter of each year. Our next annual test for impairment is expected to be performed in our fourth quarter of 2010; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

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

Recent Accounting Pronouncements

In April 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition – Milestone Method and is included in ASC 605 – Milestone Method of Revenue Recognition. The ASU codifies the consensus reached in EITF 08-9, “Milestone Method of Revenue Recognition,” (“EITF 08-9”) addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010, with earlier application and retrospective application permitted. We are currently assessing the impact of ASU No. 2010-17 on its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At April 2, 2010, our long-term debt (including current maturities) totaled $934.8 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $650.5 million. We do have interest rate exposure with respect to the $284.3 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

Changes in Internal Controls Over Financial Reporting. On January 27, 2010, we acquired CMD, which operated under its own set of systems and internal controls. We are separately maintaining CMD’s systems and much of its control environment until we are able to incorporate CMD’s processes into our own systems and control environment. We currently expect to complete the integration of CMD’s operations into our systems and control environment by the end of fiscal 2010.

There have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 2, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Litigation

On January 27, 2010, we completed our acquisition of all of the outstanding shares of common stock of CMD through a cash tender offer of $4.70 per share which was then followed by the merger of Purchaser (defined below) and CMD, in accordance with the December 14, 2009 definitive merger agreement (“Merger Agreement”) which we previously announced we had entered into with CMD (“Transaction”). Shortly after we signed the Merger Agreement and announced the tender offer, we were named as a defendant in three purported class action lawsuits, described below, filed in California and Delaware against us, CMD, CMD’s Board of Directors and Pac-10 Acquisition Corporation, our direct, wholly-owned subsidiary (“Purchaser”).

On December 14, 2009, a purported class action lawsuit was filed in the Superior Court of Santa Clara County, California (“Court”) captioned Robert Varrenti, et al. v. Robert Dickinson, Edward Ross, John Sprague,

David Wittrock, David Sear, Jon Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, California Micro Devices, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 109CV159469). On December 29, 2009, the plaintiff filed an amended complaint. On December 21, 2009, a second purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Annamarie Medeiros et al. v. California Micro Devices, Jon S. Castor, Robert V. Dickinson, Edward C. Ross, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, Pac-10 Acquisition Corporation and ON Semiconductor Corporation (No. 5159) On January 4, 2010, a third purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Sanjay Israni, et al. v. California Micro Devices, Robert V. Dickinson, Edward C. Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 5181). All three lawsuits contain similar allegations, stating generally that the proposed Transaction is the product of a breach of fiduciary duties by CMD’s Board of Directors by failing to adequately discharge their duties in negotiating and agreeing to the Transaction and that we and the Purchaser assisted in that breach. All three lawsuits requested an injunction enjoining the consummation of the Transaction. The Israni complaint also included a request for damages.

On January 19, 2010, the parties entered into a memorandum of understanding (“MOU”) to settle the three lawsuits and on February 10, 2010, the parties entered into a stipulation of settlement. The settlement, like the MOU, calls for CMD to agree to make available to shareholders certain additional information, which has been completed, and CMD or its insurer to agree to pay plaintiffs’ counsel for fees and expenses not to exceed $495,000. We expect CMD’s insurer to pay $245,000 of this total amount. This payment did not affect the amount of consideration paid to the stockholders of CMD in connection with the Transaction. The stipulation of settlement was filed with the Court on March 29, 2010 and a hearing to preliminarily approve the settlement is scheduled for May 7, 2010. See the MOU document at Exhibit 10.1 to CMD’s Form 8-K filed with the SEC on January 20, 2010, and see a summary of the MOU in the Company’s Amendment No. 3 to Schedule TO filed with the SEC on January 20, 2010, which summary is incorporated by reference herein.

The defendants maintain that the lawsuits are completely without merit. Nevertheless, the defendants agreed to the settlement in order to avoid costly litigation, eliminate the risk of delaying the closing of the Transaction, and because the only effect of the settlement on CMD stockholders was to provide additional disclosure. While we can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

Prior to the acquisition of AMIS by us on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties (including Synopsys, Inc. (“Synopsys”), alleging infringement of a patent owned by Ricoh. AMIS promptly tendered the defense of this claim to Synopsys, and Synopsys agreed to assume the defense of the case on AMIS’ behalf to the extent that the Synopsys software that AMIS licensed from Synopsys is alleged to constitute the basis of Ricoh’s claim of infringement. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which has yet to schedule a hearing date. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010 the judge granted Synopsys’ motion for summary judgment. A status conference is scheduled for May 10, 2010. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

The below risk factor is an update to our Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) to reflect risks related to new legal requirements, particularly with respect to health care reform. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below and in other parts of this Form 10-Q, our revenues and operating performance, poor economic conditions and markets (including the current credit and financial conditions), the cyclical nature of the semiconductor industry, changes in demand for our products, changes in our customers and distributors, inventories, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions, risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations including foreign employment and labor matters associated with unions and collective bargaining arrangements, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K and from time to time in our other Securities and Exchange Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2009 Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

New legal requirements, particularly with respect to health care reform, could increase the cost of our employee benefits and adversely affect our business, liquidity, and results of operations

We incur significant costs to maintain competitive employee benefits to attract and retain our highly skilled personnel. Changes to the regulatory environment with respect to these benefits could adversely affect our business, liquidity and results of operations. In particular, the health care reform legislations recently enacted by the U.S. Congress are intended to result in significant changes to the U.S. health care system. We are not able at this time to determine the full impact of the health care reforms to us and our sponsored medical plans or the extent of additional costs that may result from these changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Notes Due 2024, Series B, dated as of April 12, 2010, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as note guarantors, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2010).

10.1	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (1)(2)

10.2	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (1)(2)

10.3	Amendment No. 3 to Employment Agreement with Donald Colvin executed on March 24, 2010 (1)(2)

10.4	Amendment No. 3 to Employment Agreement with W. John Nelson executed on March 24, 2010 (1)(2)

10.5	Amendment No. 4 to Employment Agreement with Robert Charles Mahoney executed on March 24, 2010 (1)(2)

10.6	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (1)(2)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Description
4.1	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Notes Due 2024, Series B, dated as of April 12, 2010, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as note guarantors, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2010).

10.1	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers)(1)(2)

10.2	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010(1)(2)

10.3	Amendment No. 3 to Employment Agreement with Donald Colvin executed on March 24, 2010 (1)(2)

10.4	Amendment No. 3 to Employment Agreement with W. John Nelson executed on March 24, 2010 (1)(2)

10.5	Amendment No. 4 to Employment Agreement with Robert Charles Mahoney executed on March 24, 2010 (1)(2)

10.6	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010(1)(2)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.