Form 10-Q
period 2010-07-02
ON SEMICONDUCTOR CORP
filed 2010-08-05
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on July 30, 2010:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	431,124,817

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	July 2, 2010	December 31, 2009
Assets
Cash and cash equivalents	$467.1	$525.7
Short-term investments	—	45.5
Receivables, net	317.2	260.9
Inventories, net	321.5	269.9
Other current assets	50.9	51.5
Deferred income taxes, net of allowances	14.6	15.1

Total current assets	1,171.3	1,168.6
Restricted cash	—	5.9
Property, plant and equipment, net	784.9	705.5
Goodwill	197.3	175.4
Intangible assets, net	327.3	298.7
Other assets	60.2	60.2

Total assets	$2,541.0	$2,414.3

Liabilities, Stockholders' Equity and Minority Interests
Accounts payable	$240.1	$172.9
Accrued expenses	156.9	135.5
Income taxes payable	1.8	5.0
Accrued interest	0.8	0.9
Deferred income on sales to distributors	127.8	98.8
Current portion of long-term debt	120.5	205.9

Total current liabilities	647.9	619.0
Long-term debt	632.9	727.6
Other long-term liabilities	44.6	49.3
Deferred income taxes, net of allowances	16.3	13.8

Total liabilities	1,341.7	1,409.7

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 479,112,259 and 474,427,706 shares issued, 431,046,132 and 427,254,100 shares outstanding, respectively)	4.8	4.7
Additional paid-in capital	2,973.1	2,916.6
Accumulated other comprehensive loss	(63.1)	(64.9)
Accumulated deficit	(1,362.7)	(1,504.4)
Less: treasury stock, at cost; 48,066,127 and 47,173,606 shares, respectively	(374.0)	(367.0)

Total ON Semiconductor Corporation stockholders’ equity	1,178.1	985.0
Minority interests in consolidated subsidiaries	21.2	19.6

Total equity	1,199.3	1,004.6

Total liabilities and equity	$2,541.0	$2,414.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues	$583.3	$419.8	$1,133.5	$798.9
Cost of revenues	339.5	281.6	661.6	548.6

Gross profit	243.8	138.2	471.9	250.3
Operating expenses:
Research and development	60.1	50.7	125.3	94.3
Selling and marketing	36.5	28.4	72.1	57.4
General and administrative	35.3	30.0	66.8	57.3
Amortization of acquisition-related intangible assets	8.1	7.3	15.9	14.5
Restructuring, asset impairments and other, net	2.3	8.1	6.1	17.7

Total operating expenses	142.3	124.5	286.2	241.2

Operating income	101.5	13.7	185.7	9.1

Other income (expenses), net:
Interest expense	(14.5)	(15.7)	(30.9)	(33.4)
Interest income	0.1	0.2	0.2	0.6
Other	(3.4)	(0.5)	(6.2)	(2.7)
Loss on debt repurchase	(0.7)	(0.9)	(0.7)	(3.1)

Other income (expenses), net	(18.5)	(16.9)	(37.6)	(38.6)

Income (loss) before income taxes	83.0	(3.2)	148.1	(29.5)
Income tax (provision) benefit	(3.4)	1.0	(4.8)	(6.2)

Net income (loss)	79.6	(2.2)	143.3	(35.7)
Net (income) loss attributable to minority interests	(0.9)	(0.8)	(1.6)	(1.2)

Net income (loss) attributable to ON Semiconductor Corporation	$78.7	$(3.0)	$141.7	$(36.9)

Comprehensive income (loss):
Net (loss) income	$79.6	$(2.2)	$143.3	$(35.7)
Foreign currency translation adjustments	2.0	0.9	1.8	(14.2)
Amortization of prior service costs of defined benefit plan	—	0.1	—	0.1
Effects of cash flow hedge	—	—	—	0.1

Comprehensive (loss) income	81.6	(1.2)	145.1	(49.7)
Comprehensive (income) loss attributable to minority interest	(0.9)	(0.8)	(1.6)	(1.2)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$80.7	$(2.0)	$143.5	$(50.9)

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.18	$(0.01)	$0.33	$(0.09)

Diluted	$0.18	$(0.01)	$0.32	$(0.09)

Weighted average common shares outstanding:
Basic	430.3	420.7	429.2	417.1

Diluted	439.6	420.7	439.4	417.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income (loss)	$143.3	$(35.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80.0	78.7
(Gain) loss on sale and disposal of fixed assets	(3.7)	(0.4)
Non-cash portion of loss on debt repurchase	0.7	0.7
Amortization of debt issuance costs and debt discount	1.4	1.7
Provision for excess inventories	0.1	11.6
Non-cash impairment charges	—	0.2
Non-cash stock compensation expense	29.1	28.8
Non-cash interest	17.0	18.3
Deferred income taxes	3.4	0.2
Other	(0.8)	(1.2)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(47.0)	(64.3)
Inventories	(34.9)	54.3
Other assets	7.0	12.0
Accounts payable	30.6	(5.0)
Accrued expenses	18.1	(1.6)
Income taxes payable	(3.2)	2.5
Accrued interest	(0.1)	(0.2)
Deferred income on sales to distributors	29.0	(11.4)
Other long-term liabilities	(1.6)	(2.2)

Net cash provided by operating activities	268.4	87.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(93.5)	(37.0)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	(0.9)	0.1
Purchases of businesses, net of cash acquired	(90.2)	—
Proceeds from sale of held-to-maturity securities	45.5	—

Net cash used in investing activities	(139.1)	(36.9)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	3.3	2.2
Proceeds from debt issuance	23.2	7.0
Proceeds from exercise of stock options	7.3	4.0
Payment of capital lease obligation	(15.3)	(15.6)
Purchase of treasury stock	(7.0)	(0.9)
Repayment of long-term debt	(199.5)	(101.8)

Net cash used in financing activities	(188.0)	(105.1)

Effect of exchange rate changes on cash and cash equivalents	0.1	(0.3)

Net decreases in cash and cash equivalents	(58.6)	(55.3)
Cash and cash equivalents, beginning of period	525.7	458.7

Cash and cash equivalents, end of period	$467.1	$403.4

Supplementary disclosure of non-cash investing and financing activities
Common stock issuance for debt repurchase	$—	$28.5

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

On January 27, 2010, the Company completed the purchase of California Micro Devices Corporation, a Delaware corporation (“CMD”), whereby CMD became a wholly-owned subsidiary of the Company (See Note 4: “Acquisitions” for further discussion). The Company is separately maintaining CMD’s systems and much of its control environment until the Company is able to integrate CMD’s processes into the Company’s own systems and control environment. The Company currently expects to complete this integration of CMD’s operations into the Company’s systems and control environment by the end of fiscal 2010.

On June 9, 2010, the Company completed the purchase of Sound Design Technologies, Ltd. (“SDT”), whereby SDT became a wholly-owned subsidiary of the Company (see Note 4: “Acquisitions” for further discussion). The Company is separately maintaining SDT’s systems and much of its control environment until the Company is able to integrate SDT’s processes into the Company’s own systems and control environment. The Company currently expects to complete this integration of SDT’s operations into the Company’s systems and control environment by the end of fiscal 2011.

The accompanying unaudited financial statements as of July 2, 2010, and for the three months and six months ended July 2, 2010 and July 3, 2009, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2: Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisitions (see Note 4: “Acquisitions” for further discussion).

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the cost of the goodwill from each of the below acquisition transactions to the carrying value as of July 2, 2010 and December 31, 2009 for each reporting unit that contains goodwill, is as follows, in millions:

			Balance as of December 31, 2009				For the Six Months Ended July 2, 2010			Balance as of July 2, 2010
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value

Cherry acquisition:
		Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$21.8	$(4.2)	$—	$17.6
		Computing & Consumer Products:
		Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	29.1	(5.6)	—	23.5
Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	3.8	—	—	—	3.8	—	—	3.8
AMIS acquisition:
		Digital & Mixed-Signal Product Group:
		Industrial	238.7	—	(214.7)	24.0	—	—	—	238.7	—	(214.7)	24.0
		Foundry	146.2	—	(131.4)	14.8	—	—	—	146.2	—	(131.4)	14.8
		Medical	79.7	—	(59.9)	19.8	—	—	—	79.7	—	(59.9)	19.8
		Military/Aerospace	44.8	—	—	44.8	—	—	—	44.8	—	—	44.8
Catalyst acquisition:
		Standard Products:
		Memory Products	14.1	—	—	14.1	—	—	—	14.1	—	—	14.1
PulseCore acquisition:
		Digital & Mixed-Signal Product Group:
		Protection Products	13.0	—	—	13.0	—	(4.1)	—	8.9	—	—	8.9
CMD acquisition:
		Standard Products:
		Filter Products	—	—	—	—	20.3	(0.2)	—	20.1	—	—	20.1
SDT acquisition
		Digital & Mixed-Signal Product Group:
		Medical	—	—	—	—	5.9	—	—	5.9	—	—	5.9

			$591.2	$(9.8)	$(406.0)	$175.4	$26.2	$(4.3)	$—	$613.1	$(9.8)	$(406.0)	$197.3

Certain adjustments to goodwill were recorded during the quarter and six months ended July 2, 2010 for the finalization of contingent tax liabilities and receipt of claims on escrow from certain acquisitions.

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

Intangible assets, net were as follows as of July 2, 2010 and December 31, 2009 (in millions):

	July 2, 2010
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(6.2)	$—	$7.7	5-12
Assembled workforce	6.7	(5.4)	—	1.3	5
Customer relationships	250.6	(42.0)	(27.2)	181.4	5-18
Non-compete agreements	0.5	(0.4)	—	0.1	1-3
Patents	16.7	(3.5)	—	13.2	12
Developed technology	107.9	(17.5)	—	90.4	5-12
Trademarks	11.0	(1.4)	—	9.6	15
In-process research and development	23.4	—	—	23.4	8
Acquired software	1.0	(0.8)	—	0.2	2

Total intangibles	$431.7	$(77.2)	$(27.2)	$327.3

	December 31, 2009
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(5.3)	$—	$8.6	5-12
Assembled workforce	6.7	(4.7)	—	2.0	5
Customer relationships	244.8	(33.2)	(27.2)	184.4	5-18
Non-compete agreements	0.5	(0.3)	—	0.2	1-3
Patents	16.7	(2.9)	—	13.8	12
Developed technology	89.4	(12.2)	—	77.2	5-12
Trademarks	11.0	(0.9)	—	10.1	15
In-process research and development	2.0	—	—	2.0	8
Acquired software	1.0	(0.6)	—	0.4	2

Total intangibles	$386.0	$(60.1)	$(27.2)	$298.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization expense for intangible assets amounted to $8.7 million and $17.1 million for the quarter and six months ended July 2, 2010, of which $0.6 million and $1.2 million was included in cost of revenues; and $7.8 million and $15.6 million for the quarter and six months ended July 3, 2009, of which $0.5 million and $1.1 million was included in cost of revenues. Amortization expense for intangible assets, with the exception of $23.4 million of in-process research and development assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trademarks	Software	Total
Remainder of 2010	$0.9	$0.6	$9.0	$0.1	$0.7	$5.4	$0.3	$0.2	$17.2
2011	1.1	0.7	17.9	—	1.3	10.6	0.8	—	32.4
2012	0.7	—	17.9	—	1.3	10.6	0.8	—	31.3
2013	0.7	—	13.2	—	1.3	10.6	0.8	—	26.6
2014	0.6	—	13.2	—	1.3	10.4	0.8	—	26.3
Thereafter	3.7	—	110.2	—	7.3	42.8	6.1	—	170.1

Total estimated amortization expense	$7.7	$1.3	$181.4	$0.1	$13.2	$90.4	$9.6	$0.2	$303.9

Note 3: New Accounting Pronouncements Adopted

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

Note 4: Acquisitions

Acquisition of Sound Design Technologies LTD

On June 9, 2010, the Company completed the purchase of SDT, whereby SDT became a wholly-owned subsidiary of the Company. The Company paid approximately $22.0 million in cash for all outstanding stock, and has recorded a contingent liability of $1.8 million representing the estimated fair value pursuant to its obligations under an earnout agreement if SDT is able to meet certain revenue objectives in 2010 through 2012. The range of potential earn-out payments during the period from 2010 to 2012 is from zero to $10.0 million. SDT is a leading designer and manufacturer of ultra-low-power semiconductor solutions for hearing aids and portable, battery-powered DSP applications, and a leading provider of advanced high density interconnected technologies used in custom minimizing packages. SDT’s advanced manufacturing expertise in chip-scale capacitors and high density packaging will expand the Company’s capabilities in delivering advanced, highly miniaturized packaging technology. SDT’s results of operations have been included in the consolidated financial statements since the date of the acquisition.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the allocation of the purchase price of SDT, to the assets acquired based on their estimated fair values (in millions):

Receivables, net	$3.3
Inventory	7.8
Other current assets	1.0
Property, plant and equipment	2.7
Goodwill	5.9
Intangible assets	2.4
In-process research and development	2.8
Other non-current assets	2.0

Total assets acquired	27.9

Accounts payable	$(2.2)
Other current liabilities	(1.9)

Total liabilities assumed	(4.1)

Net assets acquired	$23.8

Of the $5.2 million of acquired intangible assets, $2.8 million was assigned to in-process research and development (“IPRD”) assets that will be amortized over the useful life upon successful completion of the projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 9.0% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect the risks inherent in the acquired research and development operations.

The remaining $2.4 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up the amount include: customer relationships of $1.7 million (15.5-year weighted average useful life) and developed technology of $0.7 million (5-year weighted average useful life).

Of the total purchase price of approximately $23.8 million, approximately $5.9 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the potential synergies expected to be derived from combining SDT’s design and manufacturing business with the Company’s medical business. The Company expects these relationships to provide the capability of selling advanced technology of next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $5.9 million of goodwill was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.

The initial allocation of purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high technology industry, which were the income approach, cost approach or market approach, depending upon which

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of future cash flows that an asset is expected to generate. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. As of July 2, 2010, management of the Company had not received all information necessary to finalize the allocation of the purchase price. Management expects to complete this during the 2010 fiscal year. Such adjustments are not expected to be material.

The Company has determined that pro forma results of operations for SDT are not significant for inclusion.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Of the total purchase price paid of $113.2 million, approximately $20.3 million in cash was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). The $20.3 million of goodwill was assigned to the standard products group, none of which is expected to be deductible for tax purposes.

The initial allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry, which were either the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of the future cash flows that an asset will generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effect on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. As of July 2, 2010, management of the Company had not received all information necessary to finalize the allocation of the purchase price. Management expects to complete this during the 2010 fiscal year. Such adjustments are not expected to be material.

The Company has determined that pro forma results of operations for CMD are not significant for inclusion.

Acquisition of AMIS Holdings, Inc. (“AMIS”)

On March 17, 2008, the Company completed the purchase of AMIS, whereby AMIS became a wholly-owned subsidiary of the Company.

The Company had $12.4 million of accrued liabilities for estimated costs to exit certain activities of AMIS, of which $0.7 million were for employee separation costs and $11.7 million were for exit costs outstanding as of December 31, 2009. During the six months ended July 2, 2010, the Company paid employee separation costs related to the involuntary termination or relocation of employees performing overlapping or duplicative functions throughout AMIS by $0.5 million. Additionally, the Company paid exit costs associated with the decommissioning costs resulting from the shutdown of the fabrication facility of $1.1 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from December 31, 2009 through July 2, 2010:

	December 31, 2009	Adjustments	Usage	July 2, 2010

Estimated employee separation costs:
December 31, 2009 through July 2, 2010	$0.7	$—	$(0.5)	$0.2

Estimated costs to exit:
December 31, 2009 through July 2, 2010	$11.7	$—	$(1.1)	$10.6

See Note 14: “Subsequent Events” for discussion of the recently announced pending acquisition of SANYO Semiconductor Co., Ltd.

Note 5: Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2010 or had not been completed as of December 31, 2009, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2010 Acquisition of SDT

In June 2010, the Company acquired SDT and announced plans to integrate and restructure the overlapping operations of SDT and the Company, in part for cost savings purposes (see Note 4: “Acquisitions” for further discussion). As part of these plans, certain duplicative positions were or are expected to be eliminated. During the second quarter of 2010, a total of 36 employees, including 3 former executive officers of SDT, were notified that their positions were being eliminated or consolidated. As of July 2, 2010, 35 of these individuals had been terminated. It is anticipated that the remaining terminations will be completed by the end of the third quarter of fiscal 2010.

During the quarter ended July 2, 2010, the Company recorded employee separation charges of approximately $2.0 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and six months ended July 2, 2010. All terminations associated with this plan are expected to be completed by the end of the third quarter of fiscal 2010, with the related termination benefits paid out by the end of the third quarter of fiscal 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period

Cash employee separation charges:
Six Months Ended July 2, 2010	$—	$2.0	$(0.3)	$—	$1.7

Restructuring Activities Related to the 2010 Acquisition of CMD

Cumulative charges of $2.9 million, net of adjustments have been recognized through July 2, 2010, related to the January 2010 announced plans to integrate and restructure the overlapping operations of CMD and the Company, in part for cost savings purposes (see Note 4: “Acquisitions” for further discussion).

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Cumulative employee separation charges of $2.8 million, net of adjustments have been recognized through July 2, 2010. A total of 14 employees, including five former executive officers of CMD, were notified during the first and second quarters of 2010 that their positions were being eliminated or consolidated, of which 13 of these individuals have been terminated. During the quarter and six months ended July 2, 2010, the Company recorded employee separation charges of approximately $0.2 million and $2.8 million, respectively, related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and six months ended July 2, 2010. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of fiscal 2010, with the related termination benefits paid out by the end of the first quarter of fiscal 2012.

Cumulative exit costs of $0.1 million have been recognized through July 2, 2010, related to charges incurred to terminate certain lease agreements. During the quarter and six months ended July 2, 2010, the Company recognized $0.1 million in charges on the statement of operations related to this activity. All payments related to these exit activities are expected to be completed by the end of the third quarter of fiscal 2011.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period

Cash employee separation charges:
Six Months Ended July 2, 2010	$—	$2.8	$(1.1)	$—	$1.7

Exit Costs:
Six Months Ended July 2, 2010	$—	$0.1	$—	$—	$0.1

Restructuring Activities Related to the 2009 Design Centers Closures

Cumulative charges of $1.5 million, net of adjustments, have been recognized through July 2, 2010, related to the 2009 Design Center closures. During the third quarter of 2009, the Company announced plans to consolidate into fewer product development centers for cost savings purposes by closing several design centers. A total of 47 employees were notified during the third quarter of 2009 that their positions with the Company were being terminated. Additionally, during the quarter and six months ended July 2, 2010, 16 employees were notified that their positions with the Company were being eliminated or consolidated, of which six have been terminated. During the quarter and six months ended July 2, 2010, the Company recorded employee separation charges of $0.2 million and $0.1 million in exit costs related to this activity. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and six months ended July 2, 2010. All terminations and related payments associated with these plans were completed during the second quarter of fiscal 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period

Cash employee separation charges:
Six Months Ended July 2, 2010	$0.3	$0.2	$(0.5)	$—	$—

Exit Costs:
Six Months Ended July 2, 2010	$0.1	$0.1	$(0.2)	$—	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restructuring Activities Related to the 2009 Global Workforce Reduction

Cumulative employee separation charges of $13.0 million, net of adjustments, have been recognized through July 2, 2010, related to the first quarter of 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during 2009, of which 569 of these individuals have been terminated. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the six months ended July 2, 2010. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of 2010, with substantially all related termination benefits paid out by the end of the fourth quarter of fiscal 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period

Cash employee separation charges:
Six Months Ended July 2, 2010	$0.7	$—	$(0.6)	$0.1	$0.2

Other

The Company made a $0.8 million cash payment in settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net in the consolidated statement of operations for the six months ended July 2, 2010.

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the consolidated statement of operations for the quarter and six months ended July 2, 2010, is as follows (in millions):

	Quarter Ended July 2, 2010	Six Months Ended July 2, 2010

Restructuring
Charges:
Cash employee separation charges	$2.1	$4.9
Exit costs	0.2	0.3
Less: net adjustments to reserves	—	0.1

Other
Charges	—	0.8

	$2.3	$6.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Balance Sheet Information

	July 2, 2010	December 31, 2009
Receivables, net:
Accounts receivable	$325.6	$270.2
Less: Allowance for doubtful accounts	(8.4)	(9.3)

	$317.2	$260.9

Inventories, net:
Raw materials	$38.1	$35.4
Work in process	194.6	151.6
Finished goods	88.8	82.9

	$321.5	$269.9

Property, plant and equipment, net:
Land	$44.4	$42.0
Buildings	444.4	429.7
Machinery and equipment	1,538.7	1,420.2

Total property, plant and equipment	2,027.5	1,891.9
Less: Accumulated depreciation	(1,242.6)	(1,186.4)

	$784.9	$705.5

Accrued expenses:
Accrued payroll	$74.3	$55.9
Sales related reserves	35.2	32.7
Restructuring reserves	14.5	13.6
Accrued pension liability	0.1	0.2
Other	32.8	33.1

	$156.9	$135.5

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(62.8)	$(64.6)
Unrealized prior service cost of defined benefit pension plan	(0.1)	(0.1)
Prior service cost from pension legal plan amendment	(0.2)	(0.2)

	$(63.1)	$(64.9)

The activity related to the Company’s warranty reserves for the six months ended July 2, 2010 and July 3, 2009, respectively is as follows (in millions):

	Six Months Ended
	July 2, 2010	July 3, 2009
Beginning Balance	$3.2	$3.9
Provision	0.4	0.2
Usage	(0.1)	(0.5)

Ending Balance	$3.5	$3.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an asset and the aggregate amount of all underfunded plans as a liability in its financial statements. As of July 2, 2010 and December 31, 2009, the total accrued pension liability for underfunded plans was $19.4 million and $19.0 million, respectively, of which the current portion of $0.4 million and $0.3 million, respectively, was classified as accrued expenses. As of July 2, 2010 and December 31, 2009, the total pension asset for overfunded plans was $15.3 million and $16.2 million, respectively. The components of the Company’s net periodic pension expense for the quarters and six months ended July 2, 2010 and July 3, 2009, respectively, are as follows (in millions):

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service Cost	$1.0	$1.1	$2.0	$1.6
Interest cost	0.8	0.5	1.6	1.0
Expected return on plan assets	(0.8)	(0.3)	(1.6)	(0.6)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Other (Gains)/Losses	—	0.6	—	0.6

Total net periodic pension cost	$1.1	$2.0	$2.2	$2.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Long-Term Debt

Long-term debt consists of the following (in millions):

	July 2, 2010	December 31, 2009

Senior Bank Facilities:
Term Loan, interest payable monthly at 2.00063%	$—	$170.2
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	84.3	96.9
1.875% Convertible Senior Subordinated Notes due 2025 (2)	79.3	76.5
2.625% Convertible Senior Subordinated Notes due 2026 (3)	399.3	389.0
2.25% Loan with Japanese bank due 2010, interest payable semi-annually	1.6	3.6
Loan with Philippine banks due 2010 through 2012, interest payable quarterly at 1.29781% and 1.28438%, respectively	17.1	18.7
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.28625% and 1.00563%, respectively	9.7	10.5
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.78706% and 1.50375%, respectively	5.5	5.9
Loan with Philippine banks due 2010 through 2014, interest payable quarterly at 6.03063% prepaid in Q2 2010	—	10.3
Short-term loan with Chinese bank due 2010, interest payable quarterly at 3.44506% and 3.2725%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.794% and 2.7825%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.794% and 2.7825%, respectively	6.0	6.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 5.25063%	—	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 4.32375% and 4.28063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.55481% and 2.2525%, respectively	12.0	12.0
Loan with British finance company, interest payable monthly at 1.76% and 1.75%, respectively	19.6	23.1
Loan with Hong Kong bank, interest payable weekly at 2.18063%	23.0	—
1.875% Loan with Japanese bank due 2010 through 2013, interest payable semi-annually	2.4	2.6
Short-term loan with Japanese bank due 2010, interest payable monthly at .98% and 1.06%, respectively	1.7	1.6
Capital lease obligations	70.9	78.6

	753.4	933.5
Less: Current maturities	(120.5)	(205.9)

	632.9	727.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15, 2012, 2014 and 2019 or called at the option of the Company on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 15, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 15, 2013.

Annual maturities relating to the Company’s long-term debt as of July 2, 2010 are as follows (in millions):

		Maturities
Remainder 2010		$78.6
2011		58.2
2012		199.9
2013		412.2
2014		0.9
	Thereafter	3.6

	Total	$753.4

Loss on Debt Repurchase

During the quarter ended July 2, 2010, the Company incurred a loss on debt repurchase of $0.8 million as the result of the write-off of unamortized capitalized closing costs, related to the $169.8 million prepayment of the senior bank facilities and a $0.1 million gain as a result of a modification of the Zero Coupon Convertible Senior Subordinated Notes due 2024.

June 2010 Hong Kong Loan

In June 2010, one of the Company’s Asian subsidiaries entered into a loan with a Hong Kong bank, pursuant to which the bank purchased accounts receivables, with recourse. In accordance with Generally Accepted Accounting Principles in the United States the purchased assets remained on the Company’s balance sheet as of July 2, 2010. The loan, which had a balance of $23.0 million as of July 2, 2010, bears interest payable weekly at 2-month LIBOR plus 1.75%. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.

Modification of the Zero Coupon Convertible Senior Subordinated Notes due 2024

In April 2010, the Company amended the Indenture for its Zero Coupon Convertible Senior Subordinated Notes due 2024.

The amendments include:

•

One additional opportunity to require the Company to purchase the notes on April 15, 2012. The terms of this put option are otherwise identical to pre-existing terms of the notes whereby holders of the notes had the option to require the Company to purchase the notes on April 15, 2010; and

•	Eliminating the Company’s ability to redeem the notes at its option from April 15, 2010 until April 15, 2012.

In accordance with the right of the holders of the notes to require the Company to purchase the notes on April 15, 2010, approximately $3.2 million of the $99.4 million par value of notes then outstanding were purchased by the Company. In accordance with ASC 470 – Debt, the amendment was considered a substantial

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

modification for accounting purposes therefore; the $96.2 million original remaining debt was deemed to be extinguished, resulting in a $0.1 million gain, and new convertible debt with fair value of $98.5 million was deemed to be issued.

ASC 470, requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. Thus, the liability component of the new convertible debt was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the modification of the Convertible Notes for similar debt instruments without conversion feature. The equity component of the new convertible debt was recorded as additional paid in capital and represents the difference between the fair value of the modified Convertible Notes and the liability component. It also requires an accretion of the debt discount resulting from the allocation of a portion of the modified fair value to equity over the life of the Convertible Notes, which is expected to be the next put date.

As a result, the Company recognized $13.3 million of debt discount, which will be amortized through April 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Debt Guarantees

The Company is the sole issuer of the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, the “Notes”). The Company’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst Semiconductor, Inc. (“Catalyst”), PulseCore Holdings (Cayman) Inc. (“PulseCore”), and CMD (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidated financial information for the issuer of the Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of July 2, 2010
Cash and cash equivalents	$—	$123.6	$—	$343.5	$—	$467.1
Receivables, net	—	53.5	—	263.7	—	317.2
Inventories, net	—	40.8	—	275.4	5.3	321.5
Other current assets	—	9.3	—	41.6	—	50.9
Deferred income taxes	—	5.5	—	9.1	—	14.6

Total current assets	—	232.7	—	933.3	5.3	1,171.3
Property, plant and equipment, net	—	170.9	2.5	615.2	(3.7)	784.9
Deferred income taxes	—	—	—	—	—	—
Goodwill and other intangible assets	—	191.1	37.2	332.6	(36.3)	524.6
Investments and other assets	1,742	1,471.0	49.6	25.5	(3,227.9)	60.2

Total assets	$1,743.4	$2,065.7	$89.3	$1,906.6	$(3,262.6)	$2,541.0

Accounts payable	$—	$43.3	$0.1	$196.7	$—	$240.1
Accrued expenses and other current liabilities	—	85.5	0.8	191.3	1.7	280.0
Deferred income on sales to distributors	—	36.3	—	91.5	—	127.8

Total current liabilities	—	165.1	0.9	479.5	1.7	647.9
Long-term debt	562.9	34.3	—	35.7	—	632.9
Other long-term liabilities	—	18.6	0.4	25.6	—	44.6
Deferred Income Taxes	—	6.3	—	10.0		16.3
Intercompany	0.3	(48.9)	(45.8)	(111.1)	205.5	—

Total liabilities	563.9	175.4	(44.5)	439.7	207.2	1,341.7
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,178.1	1,890.3	133.8	1,466.9	(3,491.0)	1,178.1
Minority interests in consolidated subsidiaries	—	—	—	—	21.2	21.2

Total stockholders’ equity	1,178.1	1,890.3	133.8	1,466.9	(3,469.8)	1,199.3

Total liabilities and stockholders’ equity	$1,742.0	$2,065.7	$89.3	$1,906.6	$(3,262.6)	$2,541.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2009
Cash and cash equivalents	$—	$286.0	$—	$239.7	$—	$525.7
Short-term investments	—	—	—	45.5	—	45.5
Receivables, net	—	47.9	—	213.0	—	260.9
Inventories, net	—	34.2	—	230.5	5.2	269.9
Other current assets	—	7.1	—	44.4	—	51.5
Deferred income taxes	—	5.5	—	9.6	—	15.1

Total current assets	—	380.7	—	782.7	5.2	1,168.6
Restricted cash	—	—	—	5.9	—	5.9
Property, plant and equipment, net	—	149.7	2.8	557.0	(4.0)	705.5
Goodwill and intangible assets, net	—	197.1	37.3	278.1	(38.4)	474.1
Investments and other assets	1,548.3	1,210.7	45.8	29.0	(2,773.6)	60.2

Total assets	$1,548.3	$1,938.2	$85.9	$1,652.7	$(2,810.8)	$2,414.3

Accounts payable	$—	$25.0	$0.1	$147.8	$—	$172.9
Accrued expenses and other current liabilities	97.6	74.3	0.8	172.9	1.7	347.3
Deferred income on sales to distributors	—	26.9	—	71.9	—	98.8

Total current liabilities	97.6	126.2	0.9	392.6	1.7	619.0
Long-term debt	465.4	213.0	—	49.2	—	727.6
Other long-term liabilities	—	20.0	0.4	28.9	—	49.3
Deferred Income Taxes	—	7.6	—	6.2	—	13.8
Intercompany	0.3	(127.5)	(52.4)	(25.9)	205.5	—

Total liabilities	563.3	239.3	(51.1)	451.0	207.2	1,409.7
Total ON Semiconductor Corporation stockholders’ equity (deficit)	985.0	1,698.9	137.0	1,201.7	(3,037.6)	985.0
Minority interests in consolidated subsidiaries	—	—	—	—	19.6	19.6

Total stockholders’ equity	985.0	1,698.9	137.0	1,201.7	(3,018.0)	1,004.6

Total liabilities and stockholders’ equity	$1,548.3	$1,938.2	$85.9	$1,652.7	$(2,810.8)	$2,414.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Quarter ended July 2, 2010
Revenues	$—	$167.6	$—	$729.8	$(314.1)	$583.3
Cost of revenues	—	119.1	0.6	538.2	(318.4)	339.5

Gross profit	—	48.5	(0.6)	191.6	4.3	243.8

Research and development	—	10.4	2.2	47.5	—	60.1
Selling and marketing	—	15.0	0.2	21.3	—	36.5
General and administrative	—	5.7	0.2	29.4	—	35.3
Amortization of acquisition related intangible assets	—	4.2	—	4.9	(1.0)	8.1
Restructuring, asset impairments and other, net	—	—	—	2.3	—	2.3

Total operating expenses	—	35.3	2.6	105.4	(1.0)	142.3

Operating income (loss)	—	13.2	(3.2)	86.2	5.3	101.5
Interest expense, net	(12.5)	(1.7)	—	(0.2)	—	(14.4)
Loss on debt repurchase	—	(0.7)	—	—	—	(0.7)
Other	0.1	(0.8)	—	(2.7)	—	(3.4)
Equity in earnings	91.1	76.8	2.3	—	(170.2)	—

Income (loss) before income taxes and minority interests	78.7	86.8	(0.9)	83.3	(164.9)	83.0
Income tax provision	—	2.0	—	(5.4)	—	(3.4)

Net income (loss)	78.7	88.8	(0.9)	77.9	(164.9)	79.6
Net income (loss) attributable to minority interest	—	—	—	0.1	(1.0)	(0.9)

Net income (loss) attributable to ON Semiconductor Corporation	$78.7	$88.8	$(0.9)	$78.0	$(165.9)	$78.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended July 3, 2009
Revenues	$—	$114.8	$5.4	$547.3	$(247.7)	$419.8
Cost of revenues	—	98.2	0.4	468.4	(285.4)	281.6

Gross profit	—	16.6	5.0	78.9	37.7	138.2

Research and development	—	9.9	1.9	38.9	—	50.7
Selling and marketing	—	11.4	0.2	16.8	—	28.4
General and administrative	—	1.2	0.2	28.6	—	30.0
Amortization of acquisition related intangible assets	—	3.4	—	4.9	(1.0)	7.3
Restructuring, asset impairments and other, net	—	1.1	0.1	6.9	—	8.1

Total operating expenses	—	27.0	2.4	96.1	(1.0)	124.5

Operating income (loss)	—	(10.4)	2.6	(17.2)	38.7	13.7
Interest expense, net	(12.7)	(1.3)	—	(1.5)	—	(15.5)
Loss on debt prepayment	(0.9)	—	—	—	—	(0.9)
Other	—	0.2	—	(0.7)	—	(0.5)
Equity in earnings	10.6	16.3	2.0	0.2	(29.1)	—

Income (loss) before income taxes and minority interests	(3.0)	4.8	4.6	(19.2)	9.6	(3.2)
Income tax provision	—	3.8	—	(2.8)	—	1.0
Minority interests	—	—	—	—	(0.8)	(0.8)

Net income (loss)	$(3.0)	$8.6	$4.6	$(22.0)	$8.8	$(3.0)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 2, 2010
Revenues	$—	$339.7	$—	$1,421.1	$(627.3)	$1,133.5
Cost of revenues	—	231.1	1.3	1,056.9	(627.7)	661.6

Gross profit	—	108.6	(1.3)	364.2	0.4	471.9

Research and development	—	23.6	4.7	97.0	—	125.3
Selling and marketing	—	29.6	0.4	42.1	—	72.1
General and administrative	—	8.0	0.4	58.4	—	66.8
Amortization of acquisition related intangible assets	—	8.2		9.7	(2.0)	15.9
Restructuring, asset impairments and other, net	—	—	—	6.1	—	6.1

Total operating expenses	—	69.4	5.5	213.3	(2.0)	286.2

Operating income (loss)	—	39.2	(6.8)	150.9	2.4	185.7
Interest expense, net	(25.6)	(4.5)	—	(0.6)	—	(30.7)
Gain (loss) on debt prepayment	—	(0.7)				(0.7)
Other	0.1		—	(6.3)	—	(6.2)
Equity in earnings	167.2	120.1	3.8	—	(291.1)	—

Income (loss) before income taxes and minority interests	141.7	154.1	(3.0)	144.0	(288.7)	148.1
Income tax provision	—	7.3	—	(12.1)	—	(4.8)

Net income (loss)	141.7	161.4	(3.0)	131.9	(288.7)	143.3
Net income (loss) attributable to minority interest	—	—	—	0.1	(1.7)	(1.6)

Net income (loss) attributable to ON Semiconductor Corporation	$141.7	$161.4	$(3.0)	$132.0	$(290.4)	$141.7

Net cash provided by operating activities	$—	$123.9	$—	$144.5	$—	$268.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(28.3)	—	(65.2)	—	(93.5)
Funds deposited for purchases of property, plant and equipment	—	—	—	(0.9)	—	(0.9)
Proceeds from sales of held-to-maturity securities	—	—	—	45.5	—	45.5
Purchase of a business, net of cash acquired	—	—	—	(90.2)	—	(90.2)
Proceeds from sales of property, plant and equipment	—	—	—	—	—	—

Net cash used in investing activities	—	(28.3)	—	(110.8)	—	(139.1)

Cash flows from financing activities:
Intercompany loans	—	(358.1)	—	358.1	—	—
Intercompany loan repayments	—	282.9	—	(282.9)	—	—
Proceeds from debt issuance	—	—	—	23.2		23.2
Proceeds from issuance of common stock under the employee stock purchase plan	—	3.3	—	—	—	3.3
Proceeds from exercise of stock options		7.3	—	—	—	7.3
Repurchase of Treasury Stock	—	(7.0)	—	—	—	(7.0)
Payment of capital lease obligation	—	(13.0)	—	(2.3)	—	(15.3)
Repayment of long term debt	—	(173.4)	—	(26.1)	—	(199.5)

Net cash used in financing activities	—	(258.0)	—	70	—	(188.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	—	(162.4)	—	103.8	—	(58.6)
Cash and cash equivalents, beginning of period	—	286.0	—	239.7	—	525.7

Cash and cash equivalents, end of period	$—	$123.6	$—	$343.5	$—	$467.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 3, 2009
Revenues	$—	$208.4	$5.4	$1,033.5	$(448.4)	$798.9
Cost of revenues	—	185.1	0.7	825.3	(462.5)	548.6

Gross profit	—	23.3	4.7	208.2	14.1	250.3

Research and development	—	29.6	4.3	60.5	(0.1)	94.3
Selling and marketing	—	21.8	0.6	35.0	—	57.4
General and administrative	—	(31.6)	0.3	46.2	42.4	57.3
Amortization of acquisition related intangible assets	—	4.8	—	10.6	(0.9)	14.5
Restructuring, asset impairments and other, net	—	2.5	—	15.2	—	17.7

Total operating expenses	—	27.1	5.2	167.5	41.4	241.2

Operating income (loss)	—	(3.8)	(0.5)	40.7	(27.3)	9.1
Interest expense, net	(27.1)	(2.4)	—	(3.4)	0.1	(32.8)
Other	—	(0.8)	—	(1.9)	—	(2.7)
Loss on dept prepayment	(3.1)	—	—	—	—	(3.1)
Equity in earnings	(6.7)	(4.8)	2.8	119.4	(110.7)	—

Income (loss) before income taxes, and minority interests	(36.9)	(11.8)	2.3	154.8	(137.9)	(29.5)
Income tax provision	—	2.3	—	(8.5)	—	(6.2)
Minority interests	—	—	—	—	(1.2)	(1.2)

Net income (loss)	$(36.9)	$(9.5)	$2.3	$146.3	$(139.1)	$(36.9)

Net cash provided by (used in) operating activities	$—	$(231.0)	$—	$318.0	$—	$87.0

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(7.2)	—	(29.8)	—	(37.0)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.1	—	0.1

Net cash provided by (used in) investing activities	—	(7.2)	—	(29.7)	—	(36.9)

Cash flows from financing activities:
Intercompany loans	—	156.6	—	(156.6)	—	—
Intercompany loan repayments	—	41.5	—	(41.5)	—	—
Proceeds from debt issuance	—	—	—	7.0	—	7.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	2.2	—	—	—	2.2
Proceeds from exercise of stock options and warrants	—	4.0	—	—	—	4.0
Repurchase of treasury stock	—	(0.9)	—	—	—	(0.9)
Payment of capital lease obligation	—	(11.6)	—	(4.0)	—	(15.6)
Payment of debt issuance costs	—	—	—	—	—	—
Repayment of long term debt	—	(66.3)	—	(35.5)	—	(101.8)

Net cash provided by (used in) financing activities	—	125.5	—	(230.6)	—	(105.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)

Net increase (decrease) in cash and cash equivalents	—	(112.7)	—	57.4	—	(55.3)
Cash and cash equivalents, beginning of period	—	213.4	—	245.3	—	458.7

Cash and cash equivalents, end of period	$—	$100.7	$—	$302.7	$—	$403.4

(1)	The Company is a holding Company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

See also Note 10: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 8: Equity

Income per share calculations for the quarter and six months ended July 2, 2010 and July 3, 2009, respectively, are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income (loss) applicable to ON Semiconductor Corporation	$78.7	$(3.0)	$141.7	$(36.9)

Diluted net income (loss) applicable to ON Semiconductor Corporation	$78.7	$(3.0)	$141.7	$(36.9)

Basic weighted average common shares outstanding	430.3	420.7	429.2	417.1
Add: Incremental shares for:
Dilutive effect of stock options	9.3	—	10.2	—

Diluted weighted average common shares outstanding	439.6	420.7	439.4	417.1

Income (loss) per common share attributable to ON Semiconductor Corporation
Basic:	$0.18	$(0.01)	$0.33	$(0.09)

Diluted:	$0.18	$(0.01)	$0.32	$(0.09)

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarter and six months ended July 3, 2009, the effects of stock option shares and restricted stock units were not included because the related impact would have been anti-dilutive, as the Company generated a net loss. Common shares relating to employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive were also excluded from the diluted earnings per share calculation. The excluded option shares were 14.4 million and 27.0 million for the quarters ended July 2, 2010 and July 3, 2009, respectively, and 14.0 million and 32.5 million for the six months ended July 2, 2010 and July 3, 2009, respectively.

For the quarter and six months ended July 2, 2010, the assumed conversion of the 1.875% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 1.875% convertible senior subordinated notes are convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share. The excess of fair value over par value is convertible into stock. As of July 2, 2010, the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarter and six months ended July 2, 2010 and July 3, 2009, the assumed conversion of the zero coupon convertible senior subordinated notes was also excluded in determining diluted net income per share. The zero coupon convertible senior subordinated notes are convertible into cash up to the par value of $96.2 million and $99.4 million, based on a conversion price of $9.82 per share at July 2, 2010 and July 3, 2009, respectively. The excess of fair value over par value is convertible into stock. As of July 2, 2010 and July 3, 2009, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the quarter and six months ended July 2, 2010 and July 3, 2009, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. As of July 2, 2010 and July 3, 2009, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of July 2, 2010 and July 3, 2009, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended July 2, 2010 were $3.2 million for which the Company withheld 416,402 shares of common stock, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of July 2, 2010, but may be reissued or retired by the Company at a later date.

At December 31, 2009, the minority interest balance was $19.6 million. This balance increased to $21.2 million at July 2, 2010 due to the minority interest’s $0.9 million and $1.6 million share of the earnings for the quarter and six months, respectively, which has been reflected in the Company’s consolidated statement of operations for the quarter and six months ended July 2, 2010.

At December 31, 2008, the minority interest balance was $17.3 million. This balance increased to $18.5 million at July 3, 2009 due to the minority interest’s $0.8 million and $1.2 million share of the earnings for the quarter and six months, respectively, which has been reflected in the Company’s consolidated statement of operations for the quarter and six months ended July 3, 2009.

See Note 14: “Subsequent Events” for discussion of potential issuance of common stock relating to the pending SANYO Semiconductor acquisition.

Note 9: Employee Stock Benefit Plans

At December 31, 2009 there was an aggregate of 20.6 million shares of common stock available for grant under the Company’s stock option and restricted stock unit plans which subsequently expired on February 17, 2010. An amended and restated stock incentive plan was approved by the Company’s shareholders at the annual shareholder meeting on May 18, 2010. At July 2, 2010 there was an aggregate of 26.9 million shares of common stock available for grant under the Company’s new amended and restated stock incentive plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The weighted-average estimated fair value of stock options granted during the quarters and six months ended July 2, 2010 was $2.94 per share and $3.09 per share, respectively. The weighted-average estimated fair value of stock options granted during the quarter and six months ended July 3, 2009 was $4.10 per share and $3.28 per share, respectively. The weighted-average assumptions associated with the stock options granted during the periods are as follows:

	Quarter Ended
	July 2, 2010	July 3, 2009
Volatility	48.5%	49.9%
Risk-free interest rate	2.2%	2.8%
Expected term	4.9 years	5.3 years

	Six Months Ended
	July 2, 2010	July 3, 2009
Volatility	47.4%	73.6%
Risk-free interest rate	2.3%	1.9%
Expected term	5.1 years	5.1 years

Pre-vesting forfeitures were estimated to be approximately 12% for the quarter and six months ended July 2, 2010, and 12% for the quarter and six months ended July 3, 2009, based on historical experience.

A summary of stock option transactions for all stock option plans is as follows (in millions, except per share and term data):

	Six Months Ended July 2, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)

Outstanding at December 31, 2009	29.4	$7.48
Assumed in acquisitions	2.9	8.23
Grants	0.3	7.05
Exercised	(1.3)	5.68
Cancellations	(1.7)	12.49

Outstanding at July 2, 2010	29.6	$7.33	5.2	$15.6

Exercisable at July 2, 2010	23.1	$7.40	4.5	$13.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Additional information about stock options outstanding at July 2, 2010 with exercise prices less than or above $6.31 per share, the closing price of the Company’s common stock at July 2, 2010, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Less than $6.31	9.1	$4.84	3.4	$5.65	12.5	$5.06
Above $6.31	14.0	$9.06	3.1	$8.71	17.1	$9.00

Total outstanding	23.1	$7.40	6.5	$7.11	29.6	$7.33

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of July 2, 2010, and changes during the quarter and six months ended July 2, 2010 (number of shares in millions):

	Quarter Ended July 2, 2010
	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested shares of restricted stock units at December 31, 2009	15.1	$4.17
Granted	2.8	8.12
Released	(2.8)	4.08
Forfeited	(0.3)	4.57

Nonvested shares of restricted stock units at July 2, 2010	14.8	$6.65

During the six months ended July 2, 2010, the Company granted 0.1 million shares in restricted stock awards with a weighted average grant date fair value of $8.16 per share to members of the Board of Directors. The awards vested and were issued immediately upon the effective date of the grant.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Stock Purchase Plans

As of July 2, 2010, there were 5.8 million shares available for issuance under the 2000 Employee Stock Purchase Plan (“ESPP”). The weighted-average fair value of shares issued under the ESPP during the quarters and six months ended July 2, 2010 and July 3, 2009 were $1.82 per share and $1.48 per share, and $1.95 per share and $2.06 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Six Months Ended
Employee Stock Purchase Plan	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.2%	0.2%	0.1%	0.2%
Volatility	38.0%	96.0%	42.0%	108.0%

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units, restricted stock awards and employee stock purchase plan, recognized for the quarter and six months ended July 2, 2010 and July 3, 2009, respectively, was comprised as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Cost of revenues	$3.3	$4.2	$6.6	$7.1
Research and development	2.7	3.1	5.2	5.5
Selling and marketing	2.0	2.8	4.6	4.8
General and administrative	7.0	6.0	12.3	11.4
Restructuring	0.4	—	0.4	—

Share-based compensation expense before income taxes	15.4	16.1	29.1	28.8
Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$15.4	$16.1	$29.1	$28.8

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At July 2, 2010, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options and non-vested restricted stock units granted prior to that date was $15.1 million and $29.1 million, respectively. The total intrinsic value of stock options exercised during the quarter and six months ended July 2, 2010 was $1.3 million and $3.0 million respectively. The Company recorded cash received from the exercise of stock options of $2.8 million and $7.3 million and cash from issuance of shares under the ESPP of $1.7 million and $3.3 million and recorded no related tax benefits during the quarter and six months ended July 2, 2010, respectively. Upon option exercise, restricted stock units vesting or completion of a purchase under the ESPP, the Company issues new shares of stock.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 10: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of July 2, 2010 (in millions):

Remainder of 2010	$8.8
2011	15.6
2012	13.3
2013	10.1
2014	6.1
Thereafter	21.9

Total (1)	$75.8

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under subleases.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’ former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’ former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of July 2, 2010 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flows.

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $4.2 million as of July 2, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million but had not done so as of July 2, 2010. The Company also has outstanding guarantees and letters of credit outside of its non-reusable commitment credit totaling $12.6 million as of July 2, 2010.

As part of securing financing in the normal course of business, the Company issued guarantees related to its capital lease obligations which totaled approximately $21.7 million as of July 2, 2010. In addition, SCI LLC, the Company’s primary domestic operating subsidiary, guarantees on an unsecured basis approximately $1.6 million of a loan by one of its Japanese subsidiaries. For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $75.8 million as future payments are made. The Company had not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against the Company and certain of its former officers, current and former directors and the underwriters of the Company’s initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York (“District Court”) as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in the Company’s initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district court judge for purposes of coordinated case management. The Company believes that the claims against the Company are without merit and have defended, and intend to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for it.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. That order remains subject to appeal. Several appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, and those appeals remain pending. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, the Company’s insurers are to pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon the Company’s current knowledge, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other Litigation

On January 27, 2010, the Company completed its acquisition of all of the outstanding shares of common stock of CMD through a cash tender offer of $4.70 per share which was then followed by the merger of Purchaser (defined below) and CMD, in accordance with the December 14, 2009 definitive merger agreement (“Merger Agreement”) which the Company previously announced it had entered into with CMD (“Transaction”). Shortly after the Company signed the Merger Agreement and announced the tender offer, the Company was named as a defendant in three purported class action lawsuits, described below, filed in California and Delaware against it, CMD, CMD’s Board of Directors and Pac-10 Acquisition Corporation, its direct, wholly-owned subsidiary (“Purchaser”).

On December 14, 2009, a purported class action lawsuit was filed in the Superior Court of Santa Clara County, California (“Court”) captioned Robert Varrenti, et al. v. Robert Dickinson, Edward Ross, John Sprague, David Wittrock, David Sear, Jon Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, California Micro Devices, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 109CV159469). On December 29, 2009, the plaintiff filed an amended complaint. On December 21, 2009, a second purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Annamarie Medeiros et al. v. California Micro Devices, Jon S. Castor, Robert V. Dickinson, Edward C. Ross, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, Pac-10 Acquisition Corporation and ON Semiconductor Corporation (No. 5159). On January 4, 2010, a third purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Sanjay Israni, et al. v. California Micro Devices, Robert V. Dickinson, Edward C. Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 5181). All three lawsuits contain similar allegations, stating generally that the proposed Transaction is the product of a breach of fiduciary duties by CMD’s Board of Directors by failing to adequately discharge their duties in negotiating and agreeing to the Transaction and that the Company and the Purchaser assisted in that breach. All three lawsuits requested an injunction enjoining the consummation of the Transaction. The Israni complaint also included a request for damages.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On January 19, 2010, the parties entered into a memorandum of understanding (“MOU”) to settle the three lawsuits and on February 18, 2010, the parties entered into a stipulation of settlement (“Stipulation”). The settlement, like the MOU, calls for CMD to agree to make available to shareholders certain additional information, which has been completed, and CMD or its insurer to agree to pay plaintiffs’ counsel for fees and expenses not to exceed $495,000. The Company expects CMD’s insurer to pay $245,000 of this total amount. This payment did not affect the amount of consideration paid to the stockholders of CMD in connection with the Transaction. See the MOU document at Exhibit 10.1 to CMD’s Form 8-K filed with the SEC on January 20, 2010, and see a summary of the MOU in the Company’s Amendment No. 3 to Schedule TO filed with the SEC on January 20, 2010, which summary is incorporated by reference herein. The Stipulation was filed with the Court on March 29, 2010 and a hearing to preliminarily approve the settlement was held on May 7, 2010. On May 25, 2010, the Court preliminarily approved the Stipulation and scheduled a settlement hearing on July 23, 2010. At that July 23, 2010 hearing, the court approved the settlement, but requested additional information from the plaintiffs regarding fees and expenses.

The defendants maintain that the lawsuits are completely without merit. Nevertheless, the defendants agreed to the settlement in order to avoid costly litigation, eliminate the risk of delaying the closing of the Transaction, and because the only effect of the settlement on CMD stockholders was to provide additional disclosure. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon its current knowledge, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the intellectual property rights of others. In the ordinary course of business, the Company receives letters asserting that its products or components breach another party’s rights. These threats may seek that the Company makes royalty payments, that it stop use of such rights, or other remedies.

Prior to the acquisition of AMIS by the Company on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties (including Synopsys, Inc. (“Synopsys”)), alleging infringement of a patent owned by Ricoh. AMIS promptly tendered the defense of this claim to Synopsys, and Synopsys agreed to assume the defense of the case on AMIS’ behalf to the extent that the Synopsys software that AMIS licensed from Synopsys is alleged to constitute the basis of Ricoh’s claim of infringement. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which has yet to schedule a hearing date. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants’ request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010 the judge granted Synopsys’ motion for summary judgment. On April 28, 2010 Ricoh filed a motion for reconsideration on the summary judgment ruling. On May 28, 2010, the judge denied the Ricoh motion and entered final judgment in Synopsis’ favor for non-infringement. Ricoh subsequently filed a Notice of Appeal on June 23, 2010. Counsel for Synopsis expects an appeal briefing to occur during the fall with a decision on the appeal likely in the spring of 2011. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 11: Recent Accounting Pronouncements

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method,” which is included in ASC 605—Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF 08-9, “Milestone Method of Revenue Recognition” (“EITF 08-9”), and addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010, with earlier application and retrospective application permitted. The Company is currently assessing the impact of ASU No. 2010-17 on its financial position and results of operations.

Note 12: Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2010 and December 31, 2009 (in millions):

	Balance as of July 2, 2010	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)

Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$261.4	$261.4	$172.2	$172.2
Money market funds	69.2	69.2	42.0	42.0
US government treasury obligations	136.5	136.5	311.5	311.5
Short-term investments
Commercial paper	—	—	20.0	20.0
Treasuries and agencies	—	—	25.5	25.5

Total cash, cash equivalents and short-term investments	$467.1	$467.1	$571.2	$571.2
Other Current Assets
Foreign currency exchange contracts	0.9	0.9	0.4	0.4

Total financial assets	$468.0	$468.0	$571.6	$571.6

Liabilities:
Foreign currency exchange contracts	$1.2	$1.2	$0.5	$0.5

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

As of July 2, 2010 the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations) at July 2, 2010 and December 31, 2009 are as follows (in millions):

	July 2, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Level 1	$562.9	$644.7	$562.4	$771.7
Level 2	$—	$—	$170.2	$163.8
Level 3	$119.6	$116.6	$122.3	$114.4

The following is a rollforward of fair value measurement using significant unobservable inputs (Level 3) of long-term debt, including current portion from December 31, 2009 to July 2, 2010 (in millions):

Beginning balance as of December 31, 2009	$114.4
Gain (loss) recorded during 2010	0.2
Gain (loss) not recorded during 2010	5.0
New debt	23.1
Principal payments	(26.1)

Ending balance as of July 2, 2010	$116.6

The fair value of Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current rates at July 2, 2010.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 13: Segment Information

Revenues, gross profit and operating income for the Company’s reportable segments for the three and six months ended July 2, 2010 and July 3, 2009, respectively, are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For quarter ended July 2, 2010:
Revenues from external customers	$139.2	$134.1	$116.1	$193.9	$583.3
Segment gross profit	$51.9	$61.6	$74.0	$67.8	$255.3
Segment operating income	$23.7	$31.7	$32.7	$36.7	$124.8

For quarter ended July 3, 2009:
Revenues from external customers	$93.0	$94.5	$99.7	$132.6	$419.8
Segment gross profit	$25.2	$30.4	$54.7	$38.4	$148.7
Segment operating income (loss)	$(1.0)	$3.7	$19.7	$17.7	$40.1

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For six months ended July 2, 2010:
Revenues from external customers	$265.1	$258.3	$238.1	$372.0	$1,133.5
Segment gross profit	$96.7	$114.5	$152.2	$133.6	$497.0
Segment operating income	$39.3	$52.4	$67.9	$75.8	$235.4

For six months ended July 3, 2009:
Revenues from external customers	$177.7	$180.3	$189.7	$251.2	$798.9
Segment gross profit	$47.5	$57.2	$100.1	$66.4	$271.2
Segment operating income (loss)	$(3.5)	$6.0	$32.0	$28.1	$62.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	July 2, 2010	July 3, 2009
Gross profit for reportable segments	$255.3	$148.7
Unallocated amounts:
Other unallocated manufacturing costs	(11.5)	(10.5)

Gross profit	$243.8	$138.2

Operating income for reportable segments	$124.8	$40.1
Unallocated amounts:
Restructuring and other charges	(2.3)	(8.1)
Other unallocated manufacturing costs	(11.5)	(10.5)
Other unallocated operating expenses	(9.5)	(7.8)

Operating income	$101.5	$13.7

	Six Months Ended
	July 2, 2010	July 3, 2009
Gross profit for reportable segments	$497.0	$271.2
Unallocated amounts:
Other unallocated manufacturing costs	(25.1)	(20.9)

Gross profit	$471.9	$250.3

Operating income for reportable segments	$235.4	$62.6
Unallocated amounts:
Restructuring and other charges	(6.1)	(17.7)
Other unallocated manufacturing costs	(25.1)	(20.9)
Other unallocated operating expenses	(18.5)	(14.9)

Operating income	$185.7	$9.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic location and product line, including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	July 2, 2010	July 3, 2009
United States	$117.9	$84.2
The Other Americas	2.8	1.6
United Kingdom	92.8	53.8
Belgium	—	0.6
China	199.4	146.1
Singapore	134.0	96.5
The Other Asia/Pacific	36.4	37.0

	$583.3	$419.8

	Six Months Ended
	July 2, 2010	July 3, 2009
United States	$237.1	$197.9
The Other Americas	4.5	2.1
United Kingdom	186.7	101.5
Belgium	0.1	28.7
China	371.6	246.2
Singapore	264.2	158.7
The Other Asia/Pacific	69.3	63.8

	$1,133.5	$798.9

Property, plant and equipment, net by geographic location is summarized as follows (in millions):

	July 2, 2010	December 31, 2009
United States	$193.8	$170.7
China	96.8	94.9
Europe	107.9	109.5
Malaysia	130.8	114.3
The Other Asia/Pacific	143.6	105.9
Japan	69.2	68.8
Belgium	38.2	38.7
The Other Americas	4.6	2.7

	$784.9	$705.5

For the quarter and six months ended July 2, 2010, one of the Company’s customers accounted for 12% of the Company’s total revenues. For the quarter and six months ended July 3, 2009, one of the Company’s customers accounted for 11% of the Company’s total revenues.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 14: Subsequent Events

On July 14, 2010, the Company announced it had entered into a definitive purchase agreement with SANYO Electric Co., Ltd, a Japanese corporation (“SANYO Electric”), providing for the acquisition of SANYO Semiconductor Co., Ltd., a Japanese corporation and subsidiary of SANYO Electric (“SANYO Semiconductor”), and other assets related to SANYO Electric’s semiconductor business. The purchase is expected to be financed through cash and stock with a purchase price of approximately ¥33.0 billion ($366.0 million), with ¥11.6 billion ($129.0 million) in cash and approximately ¥21.4 billion ($238.0 million) worth of shares of ON Semiconductor common stock. Based on an agreed upon fixed price per share of ¥605.92 ($6.78), this would result in approximately 35.3 million shares of common stock being issued to SANYO Electric at the closing of the transaction. In addition, at the closing, the Company may substitute cash in lieu of all, or any portion of the shares of common stock.

The Company is expected to acquire approximately ¥36.5 billion ($406.0 million) of net working capital excluding cash, plus approximately ¥15.4 billion ($171.0 million) of cash. In addition, the Company will assume approximately ¥12.8 billion ($142.0 million) of bank debt as well as unfunded pension obligations of approximately ¥14.5 billion ($161.0 million). The transaction, which is subject to regulatory approvals and closing conditions, is expected to close during the fourth quarter of 2010.

The Company believes that this acquisition will provide it with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. The Company also believes that the combination of SANYO Semiconductor’s operations with the Company’s operations will provide the Company with highly complementary products, customers and geographic regions.

The purchase price is payable in Yen. All US dollar amounts reflected above are based on $1 USD to ¥90.2 exchange rate on the date of the announcement. US dollar amounts above will be adjusted based on the prevailing exchange rates on the date of closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 25, 2010, and our unaudited consolidated financial statements for the fiscal quarter ended July 2, 2010, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and our most recent Form 10-K.

Company Highlights for the Quarter Ended July 2, 2010

•	Total quarterly revenues of approximately $583.3 million, an increase of approximately 6% from the first quarter of 2010

•	Record GAAP gross margin of 41.8%

•	GAAP net income of $0.18 per fully diluted share

•	Prepaid the senior bank facility totaling approximately $169.8 million

•	Completed the acquisition of Sound Design Technologies, Ltd. for approximately $22.0 million in cash.

•	Announcement of definitive purchase agreement to acquire SANYO Semiconductor Co., Ltd, a Japanese corporation (“SANYO Semiconductor”) for approximately ¥33.0 billion.

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual revenue growth rate in our total addressable market of approximately 4.9% during 2010 through 2013. These are not our projections and may not be indicative of actual results, but we, like many of our competitors, use this information as useful, third-party projections and estimates.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 42,000 products and we shipped approximately 18.9 billion units during the first six months of 2010 as compared to approximately 12.7 billion units in the first six months of 2009. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Acquisitions

On July 14, 2010, we announced we had entered into a definitive purchase agreement with SANYO Electric Co., Ltd, a Japanese corporation (“SANYO Electric”), providing for the acquisition of SANYO Semiconductor Co., Ltd., a Japanese corporation and subsidiary of SANYO Electric (“SANYO Semiconductor”), and other assets related to SANYO Electric’s semiconductor business (the “SANYO Transaction”). The purchase is expected to be financed through cash and stock with a purchase price of approximately ¥33.0 billion ($366.0 million), with ¥11.6 billion ($129.0 million) in cash and approximately ¥21.4 billion ($238.0 million) worth of shares of ON Semiconductor common stock. Based on an agreed upon fixed price per share of $6.78, this would result in approximately 35.3 million shares being issued to SANYO Electric at closing of the transaction. In addition, at closing, we may substitute cash in lieu of all, or any portion of the shares of common stock.

We are expecting to assume approximately ¥36.5 billion ($406.0 million) of net working capital excluding cash, plus approximately ¥15.4 billion ($171.0 million) of cash. In addition, we will assume approximately ¥12.8 billion ($142.0 million) of bank debt as well as unfunded pension obligations of approximately $161.0 million (¥14.5 billion). The transaction, which is subject to regulatory approvals and closing conditions, is expected to close at the end of the fourth quarter of 2010.

We believe that this acquisition will provide us with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Ultimately, we believe that the combination of SANYO Semiconductor operations with our own will provide us with highly complementary products, customers and geographic regions.

The purchase price is payable in Yen. All US dollar amounts reflected above are based on $1 USD to ¥90.2 exchange rate on the date of the announcement. US dollar amounts above will be adjusted based on the prevailing exchange rates on the date of closing.

On June 9, 2010, we completed the purchase of Sound Design Technologies, Ltd. (“SDT”), whereby SDT became our wholly-owned subsidiary. The aggregate purchase price of this all cash transaction was approximately $22.0 million. We believe that this acquisition solidifies our position as a leading supplier of ultra-low power digital processing (DSP) technology for hearing aids and audio processing applications, strengthens our talent base and adds an experienced design and applications engineering team for medical devices within our digital and mixed-signal products group. In addition, SDT’s advanced manufacturing expertise in chip-scale capacitors and high density packaging will also expand our capabilities in delivering advanced, highly miniaturized packaging technology crucial for hearing aid and similarly size-constrained applications that demand medical-grade quality.

On January 27, 2010, we completed the purchase of California Micro Devices Corporation (“CMD”), pursuant to a tender offer at a price of $4.70 per share of CMD stock, whereby CMD became our wholly-owned subsidiary. The aggregate purchase price of this all-cash transaction was approximately $113.2 million. We believe that the combination will significantly strengthen our offering of application specific integrated passive (ASIP) devices to protect products in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (HBLED) market and its strengths in inductor capacitor-based EMI (electromagnetic interference) filtering and low capacitance ESD (electrostatic discharge) protection, complement our existing portfolio of protection and lighting solutions.

Segments

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

Memory Products

We have approximately 383 direct customers worldwide, and we also service approximately 261 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Continental Automotive Systems, Delta, Samsung, Hella, LG Electronics, Motorola, Boston Scientific, Delphi, Huawei Technology, Seagate Technology, Sony Ericsson, Bosch, General Electric, Raytheon, Alcatel, Siemens, and Visteon; (2) electronic manufacturing service providers, such as Flextronics, Jabil, Sanmina; and (3) global distributors, such as Avnet, World Peace, Arrow, Wintech, Yosun, EBV Elektronik, and Future.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, India, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 247 new product families in 2009. During the six months ended July 2, 2010, we introduced an additional 110 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest at the greatest opportunity to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

We continue to implement profitability enhancement programs to improve our cost structure and, as a result, we expect to rank, as compared to our primary competitors, among the lowest in terms of cost structure.

Our profitability enhancement programs will continue to focus on:

•	transferring production to lower cost regions;

•	increasing die manufacturing capacity in a cost-effective manner by moving production from 6” wafers to 8” wafers and smaller geometrics resulting in an increase to the number of die per wafer;

•	reducing the number of product platforms and process flows; and

•	Focusing production on profitable product families.

Macroeconomic Environment

While we have recognized efficiencies from implemented restructuring activities and continue to implement profitability enhancement programs to improve our cost structure, the United States and global economy continues to undergo a period of unprecedented volatility. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. These macroeconomic factors have affected our customers and suppliers, which in turn has affected our business, including sales, the collection of receivables, and results of operations. Although we view many of these macroeconomic environment issues as temporary, our continuing outlook for the future will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.

Outlook

Based on current booking trends, backlog levels and estimated turns levels, we anticipate that total revenues will be approximately $585.0 million to $610.0 million in the third quarter of 2010. Backlog levels at the beginning of the third quarter of 2010 were up from backlog levels at the beginning of the second quarter of 2010 and represent over 90% of our anticipated third quarter 2010 revenues. We expect average selling prices for the third quarter of 2010 will be approximately flat compared to the second quarter of 2010. We expect cash capital expenditures of approximately $50.0 million in the third quarter of 2010.

For the third quarter of 2010, we expect gross profit as a percentage of revenues to be approximately 42.2% to 42.7%. For the third quarter of 2010, we also expect total operating expenses of approximately $141.0 million to $145.0 million, which includes amortization of acquisition-related intangible assets, restructuring and other charges of $10.0 million.

We anticipate interest expense, net of interest income, and other expenses will be approximately $18.0 million for the third quarter of 2010, which includes non-cash interest expense of approximately $8.0 million relating to our convertible senior subordinated notes. We expect provision for income taxes to be approximately $4.0 million in the third quarter of 2010, with cash payments of income taxes to be approximately $3.0 million in the third quarter of 2010. We also expect share-based compensation expense of approximately $13.0 million to $14.0 million in the third quarter of 2010.

Results of Operations

Quarter Ended July 2, 2010 Compared to Quarter Ended July 3, 2009

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended July 2, 2010 and July 3, 2009. The amounts in the following table are in millions:

	Quarter ended
	July 2, 2010	July 3, 2009	Dollar Change
Revenues	$583.3	$419.8	$163.5
Cost of revenues	339.5	281.6	57.9

Gross profit	243.8	138.2	105.6
Operating expenses:
Research and development	60.1	50.7	9.4
Selling and marketing	36.5	28.4	8.1
General and administrative	35.3	30.0	5.3
Amortization of acquisition-related intangible assets	8.1	7.3	0.8
Restructuring, asset impairments and other net	2.3	8.1	(5.8)

Total operating expenses	142.3	124.5	17.8

Operating income	101.5	13.7	87.8

Other income (expenses):
Interest expense	(14.5)	(15.7)	1.2
Interest income	0.1	0.2	(0.1)
Other	(3.4)	(0.5)	(2.9)
Loss on debt repurchase	(0.7)	(0.9)	0.2

Other income (expenses), net	(18.5)	(16.9)	(1.6)

Income (loss) before income taxes and minority interests	83.0	(3.2)	86.2
Income tax benefit (provision)	(3.4)	1.0	(4.4)

Net income (loss)	79.6	(2.2)	81.8
Net income attributable to minority interests	(0.9)	(0.8)	(0.1)

Net income (loss) attributable to ON Semiconductor Corporation	$78.7	$(3.0)	$81.7

Revenues

Revenues were $583.3 million and $419.8 million during the quarters ended July 2, 2010 and July 3, 2009, respectively. The increase in the second quarter of 2010 as compared to the second quarter of 2009 was primarily due to an increase in volume and mix of 40% combined with increased revenues from our acquisition of SDT, CMD and PulseCore of $15.3 million, or 4%, partially offset by decreases in average selling prices of approximately 5%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended July 2, 2010	As a % Revenue	Quarter Ended July 3, 2009	As a % Revenue (1)	Dollar Change	% Change

Automotive and Power Group	$139.2	24%	$93.0	22%	$46.2	50%
Computing and Consumer Group	134.1	23%	94.5	23%	39.6	42%
Digital and Mixed-Signal Product Group	116.1	20%	99.7	24%	16.4	16%
Standard Products Group	193.9	33%	132.6	32%	61.3	46%

Total revenues	$583.3		$419.8		$163.5

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from automotive power group increased $46.2 million, or 50%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributed to increases in revenues from mixed signal automotive products of 61%, MOSFETs of 38%, analog automotive products of 84%, LDO and voltage regulator products of 46% and auto power products of 35%.

Revenues from computing and consumer products increased $39.6 million, or 42%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributed to increases in revenues from signal and interface products of 52%, power switch products of 44%, standard logic products of 79%, AC to DC conversion products of 39%, DC to DC conversion products of 37%, analog switch products of 21% and low voltage power products of 7%.

Revenues from digital and mixed-signal product group increased $16.4 million, or 16%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributed to increases in revenues from industrial products of 68%, high frequency products of 22%, foundry products of 12%, revenues from the recent acquisition of SDT, military and aerospace products of 4%, revenues from acquisition of PulseCore Holdings (Cayman) Inc. (“PulseCore”) of 100% and manufacturing service products revenues of 11%, partially offset by decreases in revenues from integrated sensor products of3% and communication and high voltage products of 25%.

Revenues from standard products increased $61.3 million, or 46%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributed to increases in revenues from rectifier products of 57%, products from acquisition of CMD of 100%, small signal products of 22%, zener products of 64%, protection products of 28%, thyristor products of 72%, bipolar power products of 34% and products from acquisition of Catalyst Semiconductor, Inc. (“Catalyst”) of 7%, partially offset by decreases in revenues from filters of 6%.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended July 2, 2010	As a % Revenue	Quarter Ended July 3, 2009	As a % Revenue

Americas	$120.7	21%	$85.8	20%
Asia/Pacific	369.7	63%	279.6	67%
Europe	92.9	16%	54.4	13%

Total	$583.3	100%	$419.8	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended July 2, 2010, we had one customer that accounted for approximately 12% of our total revenues. For the quarter ended July 3, 2009, we had one customer that accounted for 11% our total revenues.

Gross Profit

Our gross profit was $243.8 million in the second quarter of 2010 compared to $138.2 million in the second quarter of 2009. As a percentage of revenues, our gross profit was 41.8% in the second quarter of 2010 as compared to 32.9% in the second quarter of 2009. Gross profit as a percentage of revenues increased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to increases in volume driving better factory utilization, cost savings from profitability enhancement programs, combined with lower expensing of fair market value step up of inventory in the second quarter of 2010 as compared to the first quarter of 2009, partially offset by a 1% decrease in average selling prices in the second quarter of 2010. The gross profit by reportable segment in each of these quarters are as follows (dollars in millions):

	Quarter Ended July 2, 2010	As a % Net Revenue	Quarter Ended July 3, 2009	As a % Net Revenue	Dollar Change	% Change

Automotive & Power Group	$51.9	8.9%	$25.2	6.0%	$26.7	106%
Computing and Consumer Products	61.6	10.6%	30.4	7.2%	31.2	103%
Digital & Mixed-Signal Product Group	74.0	12.7%	54.7	13.0%	19.3	35%
Standard Products	67.8	11.6%	38.4	9.1%	29.4	77%

Gross profit by segment	255.3		148.7		$106.6
Unallocated
Manufacturing	(11.5)	-2.0%	(10.5)	-2.5%

Total gross profit	$243.8	41.8%	$138.2	32.9%

Gross profit from automotive and power group increased $26.7 million, or 106%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributable to increases in gross profit from mixed signal automotive of greater than 100%, MOSFETs of 71%, analog automotive products of greater than 100%, LDO and voltage regulator products of greater than 100% and auto power products of 36%.

Gross profit from computing and consumer products increased $31.2 million, or 103%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributable to increases in gross profit from power switch products of greater than 100%, signal and interface products of 92%, standard logic products of greater than 100%, AC to DC conversion products of 69%, DC to DC conversion products of 92%, low voltage power products of 25% and analog switch products of 37%.

Gross profit from digital and mixed-signal products increased $19.3 million, or 35%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributable to increases in gross profit from industrial products of greater than 100%, manufacturing service products of greater than 100%, high frequency products of 30%, foundry products of 24%, military and aerospace products of 5%, gross profit from our acquisition of SDT of 100% and gross profit from our acquisition of PulseCore of 100%, partially offset by decreases in gross profit from communications and high voltage products of 46% and medical products of 16%.

Gross profit from standard products increased $29.4 million, or 77%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributable to increases in gross profit from rectifier products of greater than 100%, small signal products of 68%, protection products of 58%, zener products of greater than 100%, bipolar power products of 75%, thyristor products of 66% and products from our acquisition of CMD of 100%, partially offset by decreases in gross profit from our acqusiton of Catalyst of 35% and filter products of 16%.

Operating Expenses

Research and development expenses were $60.1 million in the second quarter of 2010 compared to $50.7 million in the second quarter of 2009, representing an increase of $9.4 million, or 18.7%. Research and development expenses represented 10.3% and 12.1% of revenues in the second quarter of 2010 and the second quarter of 2009, respectively. The dollar increase in research and development expense was primarily attributed to increased expense associated with on-going research and development activities as a result of the newly acquired PulseCore and CMD businesses, combined with increased employee salaries and wages due to the elimination of work furloughs or short work weeks based upon local legal requirements, combined with an increase in performance bonuses as a result of our achievement of certain financial goals.

Selling and marketing expenses were $36.5 million in the second quarter of 2010 compared to $28.4 million in the second quarter of 2009, representing an increase of $8.1 million, or 28.5%. Selling and marketing expenses represented 6.3% and 6.8% of revenues in the second quarter of 2010 and the second quarter of 2009, respectively. The dollar increase in selling and marketing expense was primarily attributed to increased employee salaries and wages due to the elimination of work furloughs or short work weeks based upon local legal requirements, combined with an increase in performance bonuses as a result of our achievement of certain financial goals.

General and administrative expenses were $35.3 million in the second quarter of 2010 compared to $30.0 million in the second quarter of 2009, representing an increase of $5.3 million, or 17.7%. General and administrative expenses represented 6.1% and 7.1% of revenues in the second quarter of 2010 and the second quarter of 2009, respectively. The increase in general and administrative expenses was primarily attributed to increased acquisition related expenses, employee salaries and wages due to the elimination of work furloughs or short work weeks based upon local legal requirements, combined with an increase in performance bonuses as a result of our achievement of certain financial goals, partially offset by decreased stock compensation expense.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $2.3 million in the second quarter of 2010 compared to $8.1 million in the second quarter of 2009.

In June 2010, we acquired SDT and announced plans to integrate the overlapping operations of SDT and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the quarter ended July 2, 2010 we recorded $2.0 million of employee separation charges. These termination benefits were for 36 individuals, of which 35 have been terminated as of July 2, 2010. It is anticipated that all terminations will be completed and associated severance payments made by the end of the third quarter of fiscal 2010.

In January 2010, we acquired CMD and announced plans to integrate the overlapping operations of CMD and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the quarter ended July 2, 2010, we recorded $0.2 million of employee separation charges. These termination benefits were for four individuals, each of whom had been terminated as of July 2, 2010. It is anticipated that all terminations will be completed by the end of fiscal 2010. Additionally, during the quarter ended July 2, 2010, we recorded $0.1 million of exit costs for the termination of certain leases.

In June 2009, we recorded $0.2 million of asset impairments. Prior to June 2009, we had capitalized certain assets used in our wafer fabrication facility. The $0.2 million of asset impairments resulted from the fact that we currently have no plans to use the assets, and management does not consider this a temporary cessation of use.

In June 2009, we announced a Belgium employee reduction program for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the quarter ended July 3, 2009, we recorded employee separation charges of $3.9 million. These termination benefits are for approximately 21 individuals, of which 16 had been terminated at the end of the second quarter of fiscal 2009.

In May 2008, we announced the planned shutdown of manufacturing facilities in Piestany, Slovakia. During the quarter ended July 3, 2009, we recorded $1.5 million, net of adjustments of termination benefits for approximately 430 employees, which was being recognized ratably from the date of announcement to the employees’ actual termination dates.

In March 2008, we acquired AMIS Holdings, Inc. (“AMIS”) and announced plans to integrate the operations of the two companies in part, for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During the quarter ended July 3, 2009, we recorded exit costs of $0.4 million related to the 2008 acquisition of AMIS. The exit costs of $0.4 million were for charges incurred relative to certain legal proceedings.

In January 2009, we announced a worldwide employee reduction program for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the quarter ended July 3, 2009 we recorded an additional employee separation charge of $1.7 million. These termination benefits are for approximately 39 individuals, all of which all are terminated. During the quarter ended July 3, 2009, we recorded exit costs of $0.4 million related to the elimination of certain contracts.

Other Operating Expenses—Amortization of Acquisition –Related Intangible Assets

Amortization of acquisition-related intangible assets was $8.1 million and $7.3 million for the quarters ended July 2, 2010 and July 3, 2009, respectively. The increase of $0.8 million from the second quarter of 2009 to 2010 was primarily attributed to amortization of intangible assets associated with our acquisitions of PulseCore and CMD.

Operating Income

Information about operating income from our reportable segments for the quarter ended July 2, 2010 and July 3, 2009 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed-Signal Product Group	Standard Products Group	Total
For the quarter ended July 2, 2010:
Segment operating income	$23.7	$31.7	$32.7	$36.7	$124.8
For the quarter ended July 3, 2009:
Segment operating income (loss)	$(1.0)	$3.7	$19.7	$17.7	$40.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	July 2, 2010	July 3, 2009
Operating income for reportable segments	$124.8	$40.1
Unallocated amounts:
Restructuring asset impairments and other charges, net	(2.3)	(8.1)
Other unallocated manufacturing costs	(13.5)	(10.5)
Other unallocated operating expenses	(7.5)	(7.8)

Operating income	$101.5	$13.7

Interest Expense and Other

Interest expense decreased $1.2 million to $14.5 million in the second quarter of 2010 compared to $15.7 million in the second quarter of 2009. We recorded amortization of debt discount to interest expense of $8.3 million and $8.4 million for the quarters ended July 2, 2010 and July 3, 2009, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the second quarter of 2010 was $844.1 million with a weighted average interest rate of 7% compared to $917.6 million and a weighted average interest rate of 7% in the second quarter of 2009. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Loss on Debt Repurchases

During the quarter ended July 2, 2010, the Company incurred a loss on debt repurchase of $0.8 million as the result of the write-off of unamortized capitalized closing costs, resulting from the prepayment of $169.8 million of senior bank facilities. Additionally, the Company recognized a gain on modification of the Zero Coupon Convertible Senior Subordinated Notes due 2024 of $0.1 million, resulting in a net loss on debt repurchase of $0.7 million for the quarter ending July 2, 2010.

During the second quarter of 2009, we repurchased approximately $33.8 million of our Zero Coupon Convertible Senior Subordinated Notes due 2024 for $31.9 million in cash. We reduced unamortized debt discount by $2.6 million and recognized a $0.9 million loss on the prepayment, which included the write off of $0.2 million in unamortized debt issuance costs.

Provision for Income Taxes

Provision for income taxes was $3.4 million in the second quarter of 2010 compared to a $1.0 million tax benefit in the second quarter of 2009. The provision for the second quarter of 2010 included $3.3 million for income and withholding taxes of certain of our foreign and U.S. operations and $0.3 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $0.2 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the second quarter of 2010. The provision for the second quarter of 2009 included $4.3 million for the reversal of previously accrued income tax positions that have been effectively settled through examination. This is partially offset by $3.0 million for income and withholding taxes of certain of our foreign operations and $0.3 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

Due to our domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Six Months Ended July 2, 2010 Compared to Six Months Ended July 3, 2009

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended July 2, 2010 and July 3, 2009. The amounts in the following table are in millions:

	Six Months Ended
	July 2, 2010	July 3, 2009	Dollar Change
Revenues	$1,133.5	$798.9	$334.6
Cost of revenues	661.6	548.6	113.0

Gross profit	471.9	250.3	221.6
Operating expenses:
Research and development	125.3	94.3	31.0
Selling and marketing	72.1	57.4	14.7
General and administrative	66.8	57.3	9.5
Amortization of acquisition-related intangible assets	15.9	14.5	1.4
Restructuring, asset impairments and other net	6.1	17.7	(11.6)

Total operating expenses	286.2	241.2	45.0

Operating income	185.7	9.1	176.6

Other income (expenses):
Interest expense	(30.9)	(33.4)	2.5
Interest income	0.2	0.6	(0.4)
Other	(6.2)	(2.7)	(3.5)
Loss on debt repurchase	(0.7)	(3.1)	2.4

Other income (expenses), net	(37.6)	(38.6)	1.0

Income (loss) before income taxes and minority interests	148.1	(29.5)	177.6
Income tax provision	(4.8)	(6.2)	1.4

Net income (loss)	143.3	(35.7)	179.0
Net income attributable to minority interests	(1.6)	(1.2)	(0.4)

Net income (loss) attributable to ON Semiconductor Corporation	$141.7	$(36.9)	$178.6

Revenues

Revenues were $1,133.5 million and $798.9 million during the six months ended July 2, 2010 and July 3, 2009, respectively. The increase from the first six months of 2009 compared to the first six months of 2010 was primarily due to increase in volume and mix of sales of 44% combined with an increase in revenues from our acquisitions of SDT, PulseCore and CMD of $23.6 million, or 3%, partially offset by decreases in average selling prices of 5%. The revenues by reportable segment were as follows (dollars in millions):

	Six Months Ended July 2, 2010	As a % Revenue	Six Months Ended July 3, 2009	As a % Revenue	Dollar Change	% Change
Automotive and Power Group	$265.1	23%	$177.7	22%	$87.4	49%
Computing and Consumer Group	258.3	23%	180.3	23%	78.0	43%
Digital and Mixed-Signal Product Group	238.1	21%	189.7	24%	48.4	26%
Standard Products Group	372.0	33%	251.2	31%	120.8	48%

Total revenues	$1,133.5		$798.9		$334.6

Revenues from automotive and power group increased $87.4 million, or 49%, in the first six months of 2010 as compared to the first six months of 2009. The increase is attributed to increases in revenues from MOSFETs of 39%, mixed signal automotive products of 60%, analog automotive products of 81%, LDO and voltage regulator products of 42% and auto power products of 40%.

Revenues from computing and consumer products group increased $78.0 million, or 43%, in the first six months of 2010 as compared to the first six months of 2009. The increase is attributable to increases in revenues from signal and interface products of 53%, AC to DC conversion products of 51%, power switch products of 46%, standard logic products of 73%, DC to DC conversion products of 39%, low voltage power products of 7% and analog switch products of 10%.

Revenues from digital and mixed-signal product group increased $48.4 million, or 26%, in the first six months of 2010 as compared to the first six months of 2009. The increase in revenues is attributable to increases in revenues from industrial products of 61%, military and aerospace products of 16%, high frequency products of 22%, integrated sensor products of 124%, medical products of 11%, foundry products of 10%, revenues from our acquisition of PulseCore of 100% and revenues from our acquisition of SDT of 100%, partially offset by decreases in revenues from communications and high voltage products of 10% and manufacturing services products of 4%.

Revenues from standard products group increased $120.8 million, or 48%, in the first six months of 2010 as compared to the first six months of 2009. The increase is attributed to increases in revenues from rectifier products of 54%, small signal products of 29%, revenues from acquisition of CMD of 100%, protection products of 33%, thyristor products of 67%, zener products of 60%, thyristor products of 107%, revenues from acquisition of Catalyst of 22%, bipolar power products of 40% and filters of 2%.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Six Months Ended July 2, 2010	As a % Revenue (1)	Six Months Ended July 3, 2009	As a % Revenue
Americas	$241.6	21%	$200.0	25%
Asia/Pacific	705.0	62%	468.7	59%
Europe	186.9	16%	130.2	16%

Total	$1,133.5	100%	$798.9	100%

(1)	Certain amounts may appear not to total correctly due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended July 2, 2010, we had one customer that accounted for approximately 12% of our total revenues. For the six months ended July 3, 2009, we had one customer that accounted for 11% of our total revenues.

Gross Profit

Our gross profit was $471.9 million in the first six months of 2010 compared to $250.3 million in the first six months of 2009. As a percentage of revenues, our gross profit was 41.6% in the first six months of 2010 as compared to 31.3% in the first six months of 2009. Gross profit as a percentage of revenues increased during the first six months of 2010 as compared to the first six months of 2009 primarily due to increases in volume driving better factory utilization, cost savings from profitability enhancement programs, combined with a lower amount of expensing of fair market value step up of inventory in the first six months of 2010 as compared to the first six months of 2009, offset by the 5% decrease in average selling prices in the first six months of 2010. The gross profit by reportable segment in each of these quarters are as follows (dollars in millions):

	Six Months Ended July 2, 2010	As a % Net Revenue	Six Months Ended July 3, 2009	As a % Net Revenue	Dollar Change	% Change
Automotive & Power Group	$96.7	8.5%	$47.5	5.9%	$49.2	104%
Computing and Consumer Products	114.5	10.1%	57.2	7.2%	57.3	100%
Digital & Mixed-Signal Product Group	152.2	13.4%	100.1	12.5%	52.1	52%
Standard Products	133.6	11.8%	66.4	8.3%	67.2	101%

Gross profit by segment	497.0		271.2		$225.8
Unallocated
Manufacturing	(25.1)	-2.2%	(20.9)	-2.6%

Total gross profit	$471.9	41.6%	$250.3	31.3%

Gross profit from automotive and power group increased $49.2 million, or 104%, in the first six months of 2010 as compared to the first six months of 2009. The increase is attributable to increases in gross profit from mixed signal automotive products of greater than 100%, MOSFETs of 90%, LDO and voltage regulator products of greater than 100%, analog automotive products of 66% and auto power products of 61%.

Gross profit from computing and consumer products increased $57.3 million, or 100%, in the first six months of 2010 as compared to the first six months of 2009. The increase can be attributable to increases in gross profit from power switch products of greater than 100%, signal and interface products of 91%, standard logic products of greater than 100%, AC to DC conversion products of 94%, DC to DC conversion products of 91%, analog switch products of 32% and low voltage power products of 9%.

Gross profit from digital and mixed-signal product group increased $52.1 million, or 52%, in the first six months of 2010 as compared to the first six months of 2009. The increase is attributable to increases in gross profit from manufacturing services products of greater than 100%, industrial products of greater than 100%, high frequency products of 31%, military and aerospace products of 18%, medical products of 7%, integrated sensor products of greater than 100%, gross profit from acquisition of PulseCore of 100% and gross profit from acquisition of SDT of 100%, partially offset by decreases in gross profit from foundry products of 6% and communications and high voltage products of 16%.

Gross profit from standard products increased $67.2 million, or 101%, in the first six months of 2010 as compared to the first six months of 2009. The increase is attributable to increases in gross profit from rectifier of greater than 100%, small signal products of 85%, protection products of 73%, zener products of greater than 100%, thyristor products of greater than 100%, bipolar power products of greater than 100%, gross profit from products from our acquisition of Catalyst of 38% and gross profit from products from our acquisition of CMD of 100%, partially offset by decreases in gross profit from filter products of 11%.

Operating Expenses

Research and development expenses were $125.4 million in the first six months of 2010 compared to $94.3 million in the first six months of 2009, representing an increase of $31.1 million, or 33.0%. Research and development expenses represented 11.1% and 11.8% of revenues in the first six months of 2010 and the first six months of 2009, respectively. The increase in research and development expense was primarily attributable to increased expense associated with ongoing research and development activities as a result of the newly acquired PulseCore and CMD businesses, increased salaries and wages due to the elimination of work furloughs or short work weeks based upon local requirements, and an increase in performance bonuses as a result of our achievement of certain financial goals.

Selling and marketing expenses were $72.1 million in the first six months of 2010 compared to $57.4 million in the first six months of 2009, representing an increase of $14.7 million, or 25.6%. Selling and marketing expenses represented 6.4% and 7.2% of revenues in the first six months of 2010 and the first six months of 2009, respectively. The increase in selling and marketing expense was primarily attributed to increased salaries and wages due to the elimination of work furloughs or short work weeks based upon local requirements and an increase in performance bonus as a result of our achievement of certain financial goals.

General and administrative expenses were $66.8 million in the first six months of 2010 compared to $57.3 million in the first six months of 2009, representing an increase of $9.5 million, or 16.5%. General and administrative expenses represented 5.9% and 7.2% of revenues in the first six months of 2010 and in the first six months of 2009, respectively. The increase in general and administrative expenses was primarily attributed to increased acquisition related expenses, employee salaries and wages due to the elimination of work furloughs or short work weeks based upon local legal requirements, an increase in performance bonus as a result of our achievement of certain financial goals, partially offset by decreased stock compensation expense.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $6.1 million in the first six months of 2010 compared to $17.7 million in the first six months of 2009.

In June 2010, we acquired SDT and announced plans to integrate the overlapping operations of SDT and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the six months ended July 2, 2010 we recorded $2.0 million of employee separation charges. The termination benefits are for 36 individuals, of which 35 have been terminated as of July 2, 2010. It is anticipated that all terminations will be completed by the end of the third quarter of 2010.

During the first quarter of 2010, we agreed to make a $0.8 million cash payment settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the six months ended July 2, 2010.

In January 2010, we acquired CMD and announced plans to integrate the overlapping operations of CMD and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the six months ended July 2, 2010 we recorded $2.8 million of employee separation charges. These termination benefits were for 14 individuals, of which 13 are terminated as of July 2, 2010. It is anticipated that all terminations will be completed by the end of fiscal 2010. Additionally, during the six months ended July 2, 2010 we recorded $0.1 million of exit costs associated with the exit of certain leases.

In January 2009, we announced a worldwide employee reduction program for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the six months ended July 2, 2010, we recorded an additional employee separation charge of $0.1 million for one employee who was terminated.

In August 2009, we announced plans to reduce the number of design centers for cost savings purposes. During the six months ended July 2, 2010 we recorded employee separation charges of $0.2 million and $0.1 million of exit costs associated with this activity. All termination benefits were for approximately 16 individuals, of which all had been terminated by the end of the second quarter of 2010.

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

Other Operating Expenses—Amortization of Acquisition –Related Intangible Assets

Amortization of acquisition-related intangible assets were $15.9 million and $14.5 million for the six months ended July 2, 2010 and July 3, 2009, respectively. The increase of $1.4 million from the first six month of 2009 to 2010 was primarily attributed to amortization of intangible assets associated with our acquisition of PulseCore and CMD.

Operating Income

Information about operating income from our reportable segments for the six months ended July 2, 2010 and July 3, 2009, respectively, is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed-Signal Product Group	Standard Products Group	Total
For the six months ended July 2, 2010:
Segment operating income	$39.3	$52.4	$67.9	$75.8	$235.4
For the six months ended July 3, 2009:
Segment operating income (loss)	$(3.5)	$6.0	$32.0	$28.1	$62.6

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Six Months Ended
	July 2, 2010	July 3, 2009
Operating income for reportable segments	$235.4	$62.6
Unallocated amounts:
Restructuring asset impairments and other charges, net	(6.1)	(17.7)
Other unallocated manufacturing costs	(25.1)	(20.9)
Other unallocated operating expenses	(18.5)	(14.9)

Operating income	$185.7	$9.1

Interest Expense and Other

Interest expense decreased $2.3 million to $30.9 million in the first six months of 2010 compared to $33.2 million in the first six months of 2009. We recorded amortization of debt discount to interest expense of $17.0 million and $18.3 million for the six months ended July 2, 2010 and July 3, 2009, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the first six months of 2010 was $843.4 million with a weighted average interest rate of 7% compared to $957.0 million and a weighted average interest rate of 7% in the first six months of 2009. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Loss on Debt Repurchases

During the first six months of 2010, we prepaid approximately $169.8 million of our senior bank facilities and incurred a $0.7 million loss on the prepayment, for the write off of $0.7 million in unamortized debt issuance costs. Additionally, during the first six months of 2010, we recognized a $0.1 million gain on the modification of our Zero Coupon Convertible Senior Subordinated Notes Due 2024, for a net loss on debt repurchase of $0.7 million during the first six months of 2010.

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

Provision for Income Taxes

Provision for income taxes was $4.8 million in the first six months of 2010 compared to a provision of $6.2 million in the first six months of 2009. The provision for the first six months of 2010 included $5.4 million for income and withholding taxes of certain of our foreign operations and $0.6 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $1.2 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first six months of 2010. The provision for the first six months of 2009 included $9.0 million for income and withholding taxes of certain of our foreign operations and $1.5 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by a tax benefit of $4.3 million for the reversal of previously accrued income taxes for uncertain tax positions that have been effectively settled through examination.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Cash Requirements

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at July 2, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

Contractual obligations (3)	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Long-term debt (2)	$924.9	$89.2	$76.2	$244.0	$510.5	$1.2	$3.8
Operating leases (1)	75.8	8.8	15.6	13.3	10.1	6.1	21.9
Purchase obligations (1):
Capital purchase obligations	84.4	62.8	19.8	1.5	0.3	—	—
Foundry and inventory purchase obligations	88.0	75.5	4.5	2.7	2.1	1.7	1.5
Mainframe support	1.8	1.2	0.6	—	—	—	—
Information technology and communication services	33.5	7.9	14.8	8.2	2.6	—	—
Other	61.0	15.3	13.1	6.6	6.1	6.0	13.9

Total contractual obligations	$1,269.4	$260.7	$144.6	$276.3	$531.7	$15.0	$41.1

(1)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off Balance Sheet Arrangements” for a description of our off balance sheet arrangements.)
(2)	Includes the interest portion of payments for long-term debt.
(3)	The table above does not include approximately $14.6 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of settlement of such liabilities.

Our long-term debt includes approximately $96.2 million of Zero Coupon Convertible Senior Subordinated Notes due 2024 at par, approximately $95.0 million of 1.875% Convertible Senior Subordinated Notes due 2025 at par, approximately $484.0 million of 2.625% Convertible Senior Subordinated Notes due 2026 at par, approximately $5.7 million of loans with three Japanese banks, approximately $39.0 million of loans with two Chinese banks, approximately $32.3 million of loans with three Philippine banks, approximately $19.6 million of loans with a British finance company, approximately $23.0 million of financing with a Hong Kong bank and approximately $70.9 million of capital lease obligations. For purposes of the contractual obligations schedule, we have shown the convertible debt at par value maturing upon the first put date. (See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our unaudited consolidated balance sheet for our foreign pension plans (see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

On July 14. 2010 we entered into a definitive purchase agreement with SANYO Electric, providing for the acquisition of SANYO Semiconductor and other assets related to SANYO Electric’s semiconductor business. The purchase is expected to be financed through cash and stock with a purchase price of approximately ¥33.0 billion ($366.0 million), with ¥11.6 billion ($129.0 million) in cash and approximately ¥21.4 billion ($238.0 million) worth of shares of ON Semiconductor common stock. Based on an agreed upon fixed price per share of

¥605.92 ($6.78), this would result in approximately 35.3 million shares of common stock being issued to SANYO Electric at the closing of the transaction. We have the option, at closing, to substitute cash in lieu of all, or any portion of the shares of common stock. If we elect to pay the stock portion of the purchase price in common stock, we believe that cash on hand combined with cash from operations would be sufficient to meet this obligation. Alternatively, we will investigate potential attractive financing available in Japan or elsewhere.

The purchase price is payable in Yen. All US dollar amounts reflected above are based on $1 USD to ¥90.2 exchange rate on the date of the announcement. US dollar amounts above will be adjusted based on the prevailing exchange rates on the date of closing.

Our balance of cash and cash equivalents was $467.1 million at July 2, 2010. We believe that our cash from operations, coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next twelve months.

Off Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank has an outstanding amount of $4.2 million as of July 2, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of July 2, 2010. We also have outstanding guarantees and letters of credit outside of our non-reusable commitment credit totaling $12.6 million at July 2, 2010.

As part of securing financing in the normal course of business, we issued guarantees related to our capital lease obligations which totaled approximately $21.7 million as of July 2, 2010. In addition, SCI LLC, our primary domestic operating subsidiary, guarantees on an unsecured basis approximately $1.6 million of a loan by one of our Japanese subsidiaries. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $75.8 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

See Note 10: “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements, Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2009 for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. For additional information about current cash commitments related to the SANYO Transaction, see Note 14: “Subsequent Events.”

We believe that the key factors that could affect our internal and external sources of cash include:

•

factors that affect our results of operations and cash flows, including changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our productivity and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•

factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing; and our ability to maintain compliance with covenants under our existing debt agreements.

Our ability to service our long-term debt including our senior subordinated notes, to remain in compliance with the various covenants’ contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed below:

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $523.4 million at July 2, 2010. Our working capital, excluding cash, was $56.3 million at July 2, 2010, and has fluctuated between $101.3 million and $13.1 million over the last eight quarter-ends.

The components of our working capital at July 2, 2010 and December 31, 2009 are set forth below (in millions), followed by explanations for changes between July 2, 2010 and December 31, 2009 for cash and cash equivalents and any other changes greater than $5 million:

	July 2, 2010	December 31, 2009	Change
Current Assets
Cash and cash equivalents	$467.1	$525.7	$(58.6)
Short-term investments	—	45.5	(45.5)
Receivables, net	317.2	260.9	56.3
Inventories, net	321.5	269.9	51.6
Other current assets	50.9	51.5	(0.6)
Deferred income taxes	14.6	15.1	(0.5)

Total current assets	1,171.3	1,168.6	2.7

Current Liabilities
Accounts payable	240.1	172.9	67.2
Accrued expenses	156.9	135.5	21.4
Income taxes payable	1.8	5.0	(3.2)
Accrued interest	0.8	0.9	(0.1)
Deferred income on sales to distributors	127.8	98.8	29.0
Current portion of long-term debt	120.5	205.9	(85.4)

Total current liabilities	647.9	619.0	28.9

Working capital	$523.4	$549.6	$(26.2)

The decrease of $58.6 million of cash and cash equivalents is primarily due to $139.1 of cash used in investing activities and $188.0 million of cash used in financing activities, partially offset by $268.4 million of cash provided by operating activities.

The decrease of $45.5 million in short-term investments is the result of investments maturing as cash and cash equivalents.

The increase of $56.3 million in receivables, net is the result of increased revenues at the end of the second quarter of 2010 compared to the end of the fourth quarter of 2009.

The increase of $51.6 million in inventories, net is the result of increased production needs to satisfy increased demand for products during the second quarter of 2010 as compared to the fourth quarter of 2009.

The increase of $67.2 million in accounts payable is the result of increased purchase of property, plant and equipment combined with an increase in factory builds of inventory during the second quarter of 2010 as compared with the fourth quarter of 2009.

The increase of $21.4 million in accrued expenses is the result of increase in accrued bonuses, accrued vacation and accrued payroll.

The increase of $29.0 million in deferred income on sales to distributors is the result of increased inventories at our distributors.

The decrease of $85.4 million in current portion of long-term debt was primarily due to the reclassification of the principal balance of our Zero Coupon Convertible Senior Subordinated Notes due 2024 to long-term debt as a result of the amendment of the notes which added an April 15, 2012 put and call option.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $93.5 million during the first six months of 2010 compared to cash capital expenditures of $37.0 million during the first six months of 2009. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2010 Financing Events

On April 12, 2010, we amended the Indenture for our Zero Coupon Convertible Senior Subordinated Notes due 2024.

The amendments include:

•

One additional opportunity to require us to purchase the notes on April 15, 2012. The terms of this put option are otherwise identical to pre-existing terms of the notes whereby holders of the notes had the option to require us to purchase the notes on April 15, 2010; and

•	Eliminating our ability to redeem the notes at our option from April 15, 2010 until April 15, 2012.

In accordance with the right of the holders of the notes to require us to purchase the notes on April 15, 2010, approximately $3.2 million of the $99.4 million par value of notes then outstanding were purchased by us. In accordance with ASC 470 – Debt, the amendment was considered a substantial modification for accounting purposes therefore; the $96.2 million original remaining debt was deemed to be extinguished, resulting in a $0.1 million gain, and new convertible debt with fair value of $98.5 million was deemed to be issued.

ASC 470, requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. Thus, the liability component of the new convertible debt was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the modification of the Convertible Notes for similar debt instruments without conversion feature. The equity component of the new convertible debt was recorded as additional paid in capital and represents the difference between the fair value of the modified Convertible Notes and the liability component. It also requires an accretion of the debt discount resulting from the allocation of a portion of the modified fair value to equity over the life of the Convertible Notes, which is expected to be the next put date.

As a result, we recognized $13.3 million of debt discount, which will be amortized over through April 2012.

In June 2010, one of our Asian subsidiaries entered into a loan agreement with a Hong Kong bank pursuant to which the bank purchased accounts receivables, with recourse. In accordance with Generally Accepted Accounting Principles in the United States, the purchased assets remained on our balance sheet as of July 2, 2010. The loan, which had a balance of $23.0 million as of July 2, 2010, bears interest payable weekly at 2-month LIBOR plus 1.75%. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of July 2, 2010 and December 31, 2009 (dollars in millions):

	July 2,	December 31,
	2010	2009
Senior Bank Facilities:
Term Loan, interest payable monthly at 2.00063%	$—	$170.2
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	84.3	96.9
1.875% Convertible Senior Subordinated Notes due 2025 (2)	79.3	76.5
2.625% Convertible Senior Subordinated Notes due 2026 (3)	399.3	389.0
2.25% Loan with Japanese bank due 2010, interest payable semi-annually	1.6	3.6
Loan with Philippine banks due 2010 through 2012, interest payable quarterly at 1.29781% and 1.28438%, respectively	17.1	18.7
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.28625% and 1.00563%, respectively	9.7	10.5
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.78706% and 1.50375%, respectively	5.5	5.9
Loan with Philippine banks due 2010 through 2014, interest payable quarterly at 6.03063% prepaid in Q2 2010	—	10.3
Short-term loan with Chinese bank due 2010, interest payable quarterly at 3.44506% and 3.2725%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.794% and 2.7825%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.794% and 2.7825%, respectively	6.0	6.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 5.25063%	—	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 4.32375% and 4.28063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.55481% and 2.2525%, respectively	12.0	12.0
Loan with British finance company, interest payable monthly at 1.76% and 1.75%, respectively	19.6	23.1
Loan with Hong Kong bank, interest payable weekly at 2.18063%	23.0	—
1.875% Loan with Japanese bank due 2010 through 2013, interest payable semi-annually	2.4	2.6
Short-term loan with Japanese bank due 2010, interest payable monthly at .98% and 1.06%, respectively	1.7	1.6
Capital lease obligations	70.9	78.6

	753.4	933.5
Less: Current maturities	(120.5)	(205.9)

	632.9	727.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to us at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at our option on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2015.

As of July 2, 2010, we were in compliance with the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 and with covenants relating to other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through July 2, 2011.

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

Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as Catalyst, AMIS, PulseCore, CMD or SDT, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the six months ended July 2, 2010 approximately $6.4 million of the initial $7.9 million in the inventory step up for acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $1.5 million in inventory and inventories at distributors at July 2, 2010. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

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

Goodwill. We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. Our methodologies used for valuing goodwill have not changed.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition – Milestone Method and is included in ASC 605 – Milestone Method of Revenue Recognition. The ASU codifies the consensus reached in EITF 08-9, “Milestone Method of Revenue Recognition,” (“EITF 08-9”) addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010, with earlier application and retrospective application permitted. We are currently assessing the impact of ASU No. 2010-17 on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At July 2, 2010, our long-term debt (including current maturities) totaled $753.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $637.8 million. We do have interest rate exposure with respect to the $115.6 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $0.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

On June 9, 2010, we acquired SDT, which operated under its own set of systems and internal controls. We are separately maintaining SDT’s systems and much of its control environment until we are able to incorporate SDT’s process into our own system and control environment. We currently expect to complete the integration of SDT’s operations into our systems and control environment by the second half of 2011.

Other than as discussed above, there have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 2, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. That order remains subject to appeal. Several appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, and those appeals remain pending. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While we can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

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

On December 14, 2009, a purported class action lawsuit was filed in the Superior Court of Santa Clara County, California (“Court”) captioned Robert Varrenti, et al. v. Robert Dickinson, Edward Ross, John Sprague, David Wittrock, David Sear, Jon Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, California Micro Devices, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 109CV159469). On December 29, 2009, the plaintiff filed an amended complaint. On December 21, 2009, a second purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Annamarie Medeiros et al. v. California Micro Devices, Jon S. Castor, Robert V. Dickinson, Edward C. Ross, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, Pac-10 Acquisition Corporation and ON Semiconductor Corporation (No. 5159). On January 4, 2010, a third purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Sanjay Israni, et al. v. California Micro Devices, Robert V. Dickinson, Edward C. Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 5181). All three lawsuits contain similar allegations, stating generally that the proposed Transaction is the product of a breach of fiduciary duties by CMD’s Board of Directors by failing to adequately discharge their duties in negotiating and agreeing to the Transaction and that we and the Purchaser assisted in that breach. All three lawsuits requested an injunction enjoining the consummation of the Transaction. The Israni complaint also included a request for damages.

On January 19, 2010, the parties entered into a memorandum of understanding (“MOU”) to settle the three lawsuits and on February 18, 2010, the parties entered into a stipulation of settlement (“Stipulation”). The settlement, like the MOU, calls for CMD to agree to make available to shareholders certain additional information, which has been completed, and CMD or its insurer to agree to pay plaintiffs’ counsel for fees and expenses not to exceed $495,000. We expect CMD’s insurer to pay $245,000 of this total amount. This payment did not affect the amount of consideration paid to the stockholders of CMD in connection with the Transaction. See the MOU document at Exhibit 10.1 to CMD’s Form 8-K filed with the SEC on January 20, 2010, and see a summary of the MOU in the Company’s Amendment No. 3 to Schedule TO filed with the SEC on January 20, 2010, which summary is incorporated by reference herein. The Stipulation was filed with the Court on March 29, 2010 and a hearing to preliminarily approve the settlement was held on May 7, 2010. On May 25, 2010, the Court preliminarily approved the Stipulation and scheduled a settlement hearing on July 23, 2010. At the July 23, 2010 hearing, the court approved the settlement, but requested additional information from the plaintiffs regarding fees and expenses.

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

The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which has yet to schedule a hearing date. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants’ request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010 the judge granted Synopsys’ motion for summary judgment. On April 28, 2010 Ricoh filed a motion for reconsideration on the summary judgment ruling. On May 28, 2010, the judge denied the Ricoh motion and entered final judgment in Synopsis’ favor for non-infringement. Ricoh subsequently filed a Notice of Appeal on June 23, 2010; counsel for Synopsis expects an appeal briefing to occur during the fall with a decision on the appeal likely in the spring of 2011. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

The below risk factors update the risk factors included in our Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) and our Form 10-Q for the quarter ended April 2, 2010, to reflect risks associated with the pending SANYO Transaction. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below and in other parts of this Form 10-Q, our revenues and operating performance, poor economic conditions and markets (including the current credit and financial conditions), the cyclical nature of the semiconductor industry, changes in demand for our products, changes in our customers and distributors, inventories, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions (including the pending acquisition of SANYO Semiconductor and other assets related to SANYO Electric’s semiconductor business), risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations including foreign employment and labor matters associated with unions and collective bargaining arrangements, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002(“SOX”)), risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our

2009 Form 10-K and from time to time in our other Securities and Exchange Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2009 Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Trends, Risks and Uncertainties Related to the Potential Acquisition of SANYO Semiconductor and Other Assets Related to SANYO Electric’s Semiconductor Business

The issuance of shares of our common stock to SANYO Electric in the potential acquisition would dilute the interest held by our stockholders prior to the acquisition.

If the acquisition is completed we may issue approximately 35.3 million shares of our common stock to SANYO Electric, based upon a fixed price of $6.78 per share, subject to adjustment at closing. At our option we may, however, substitute cash in lieu of all or any portion of the shares to be issued as consideration at closing. If issued, such shares could equal approximately 7 to 8 percent of ON Semiconductor Corporation’s fully-diluted shares outstanding. The issuance of shares of our common stock in connection with the SANYO Transaction would cause a reduction in the relative percentage interest of our current stockholders in earnings, voting, liquidation value and book and market value.

The uncertainty about the completion of the SANYO Transaction and the diversion of management could harm us, whether or not the transaction is completed.

In response to the announcement of the SANYO Transaction, our existing or prospective customers relating to this particular business as well as SANYO Semiconductor’s existing or prospective customers may delay or defer their purchasing or other decisions, or they may seek to change their existing business relationship. In addition, as a result of the transaction, current and prospective employees could experience uncertainty about their future with us, and we could lose employees as a result. In addition to employee retention, these uncertainties may also impair our ability to recruit or motivate key personnel. Completion of the transaction will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

Failure to complete the SANYO Transaction could adversely affect our stock price, future business, and financial results.

As a public company, we were required to announce this acquisition prior to the actual closing or consummation of the transaction. Completion of the SANYO Transaction is conditioned upon, among other things, (i) the receipt of certain antitrust approvals under the laws of certain foreign jurisdictions, (ii) the Company’s completion of its due diligence review of SANYO Semiconductor and its subsidiaries to the satisfaction of the Company, (iii) no material adverse effect occurring with respect to SANYO Semiconductor and its subsidiaries, (iv) certain debt financing of SANYO Semiconductor being extended or refinanced on terms reasonably satisfactory to the Company, (v) the reorganization of certain SANYO Semiconductor subsidiaries, and (vi) no more than a specified percentage of SANYO Semiconductor and its subsidiary employees exercising their right to object under Japanese law to the reorganization. There is no assurance that we will receive all of the necessary approvals or satisfy the other conditions to the completion of the SANYO Transaction. Failure to complete the proposed transaction could prevent us from realizing the anticipated benefits of the SANYO Transaction. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the transaction will occur. Consequently, the completion of, or failure to complete, the SANYO Transaction could result in a significant change in the market price of our common stock.

The ability to complete the SANYO Transaction is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause us to abandon the transaction.

In deciding whether to grant antitrust and competition approvals, the relevant governmental entities will consider the effect of the SANYO Transaction on competition within their relevant jurisdictions. The terms and conditions of the approvals that are granted, if accepted, may impose requirements, limitations or costs or place restrictions on the conduct of our business following the closing of the SANYO Transaction.

We cannot provide any assurance that we will obtain the necessary approvals or that any other conditions, terms, obligations or restrictions sought to be imposed, and if accepted, would not have a material adverse effect on us following the transaction. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the SANYO Transaction.

Additionally, as a condition to their approval of the SANYO Transaction, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our combined business with SANYO Semiconductor. If we agree to these requirements, limitations, costs, divestitures or restrictions with SANYO Semiconductor, SANYO Electric, and the regulatory agencies, then our ability to realize the anticipated benefits of the SANYO Transaction may be impaired.

We will incur significant transaction and transaction-related costs in connection with the SANYO Transaction.

We expect to incur significant costs associated with completing the SANYO Transaction and combining the operations of SANYO Semiconductor with our business. The exact magnitude of these costs is not yet known. In addition, there may be unanticipated costs associated with the integration. Although we expect that the elimination of duplicative costs and other efficiencies may offset incremental transaction-related costs over time, these benefits may not be achieved in the near term, or at all.

After the consummation of the SANYO Transaction, the integration of SANYO Semiconductor into our business could result in adverse events and the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Following the consummation of the SANYO Transaction, the integration of SANYO Semiconductor will require significant coordination internally and with third parties. The integration of SANYO Semiconductor following the consummation of the SANYO Transaction will require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate SANYO Semiconductor’s business operations and other assets successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. Delays in integrating SANYO Semiconductor after the acquisition, which could be caused by factors outside of our control, could adversely affect the intended benefits of our business, financial results, financial condition and stock price.

Following the consummation of the SANYO Transaction, if we are unable to integrate SANYO Semiconductor into our internal control over financial reporting, our internal control over financial reporting may not be effective.

Section 404 of SOX requires us to furnish a management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect or are reasonably likely to materially affect, our internal controls over financial reporting. Complying with SOX is time consuming and costly. Following the consummation of the SANYO Transaction, we will be required to incorporate SANYO Semiconductor into our internal control over financial reporting. Currently, SANYO Semiconductor is a foreign corporation and was not required to comply with SOX Section 404. The integration of SANYO Semiconductor into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase our compliance costs. Failure to comply with SOX, including a delay in or failure to successfully integrate SANYO Semiconductor into our internal control over financial reporting following the consummation of the SANYO Transaction, or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements or even in our ability to recognize the anticipated synergies and benefits of this transaction, and the trading price of our common stock may decline. In addition, if we fail to remedy any material weakness, our investors and others may lose confidence in our financial statements, our financial statements may be materially inaccurate, our access to capital markets may be restricted and the trading price of our common stock may decline.

Any issuance of shares of our common stock in connection with the SANYO Transaction may cause the market price of our common stock to fluctuate.

As of July 30, 2010, we had approximately 431.1 million shares of common stock outstanding and approximately 44.9 million shares of common stock subject to outstanding options and other rights to purchase or acquire shares. We may issue up to approximately 35.3 million shares, subject to adjustment at closing, of our common stock in connection with the SANYO Transaction. We have the option at closing to substitute cash in lieu of all or any portion of such shares. The issuance of these new shares of our common stock and the sale of additional shares of our common stock that may become eligible for sale in the public market could have the effect of depressing the market price for shares of our common stock.

Cash expenditures and capital commitments associated with the SANYO Transaction may decrease our liquidity.

Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. Although we have incurred and may continue to incur significant transaction expenses and have committed a significant amount of [cash on hand] to cover the purchase price for the SANYO Transaction, we believe that cash flow from operating activities coupled with the remaining cash on hand and cash equivalents and funds from external borrowings will be adequate to operate our business and otherwise satisfy our capital needs. However, to the extent that results or events differ or transaction expenses exceed projections or business plans, our liquidity may be adversely affected. If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available, or if available, will be at rates or prices acceptable to us. See also the risk factors in our 2009 Form 10-K under “Trends, Risks and Uncertainties Relating to Our Indebtedness.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Notes Due 2024, Series B, dated as of April 12, 2010, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as note guarantors, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2010).

10.1	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (the “Stock Plan”) (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010) (1)

10.2	Non-qualified Stock Option Agreement for Directors for the Stock Plan (form of standard agreement) (1)(2)

10.3	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the Stock Plan (form of standard agreement) (1)(2)

10.4	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the Stock Plan (form of standard agreement) (1)(2)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)(4)

101.SCH	XBRL Taxonomy Extension Schema Document (3)(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)(4)

(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Description
4.1	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Notes Due 2024, Series B, dated as of April 12, 2010, between ON Semiconductor Corporation and Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc., as note guarantors, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2010).

10.1	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (the “Stock Plan”) (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(1)

10.2	Non-qualified Stock Option Agreement for Directors for the Stock Plan (form of standard agreement)(1) (2)

10.3	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the Stock Plan (form of standard agreement)(1) (2)

10.4	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the Stock Plan (form of standard agreement)(1) (2)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(3) (4)

101.SCH	XBRL Taxonomy Extension Schema Document(3) (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3) (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3) (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3) (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3) (4)

(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)

In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.