Form 10-Q
period 2010-10-01
ON SEMICONDUCTOR CORP
filed 2010-11-04
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 29, 2010:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	432,649,179

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	October 1, 2010	December 31, 2009
Assets
Cash and cash equivalents	$562.9	$525.7
Short-term investments	—	45.5
Receivables, net	314.3	260.9
Inventories, net	350.8	269.9
Other current assets	52.9	51.5
Deferred income taxes, net of allowances	14.8	15.1

Total current assets	1,295.7	1,168.6
Restricted cash	—	5.9
Property, plant and equipment, net	820.5	705.5
Goodwill	198.2	175.4
Intangible assets, net	318.6	298.7
Other assets	61.5	60.2

Total assets	$2,694.5	$2,414.3

Liabilities, Stockholders’ Equity and Minority Interests
Accounts payable	$250.9	$172.9
Accrued expenses	149.1	135.5
Income taxes payable	2.4	5.0
Accrued interest	4.5	0.9
Deferred income on sales to distributors	134.5	98.8
Current portion of long-term debt	135.8	205.9

Total current liabilities	677.2	619.0
Long-term debt	650.2	727.6
Other long-term liabilities	46.4	49.3
Deferred income taxes, net of allowances	18.1	13.8

Total liabilities	1,391.9	1,409.7

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 480,967,475 and 474,427,706 shares issued, 432,436,177 and 427,254,100 shares outstanding, respectively)	4.8	4.7
Additional paid-in capital	2,987.7	2,916.6
Accumulated other comprehensive loss	(59.6)	(64.9)
Accumulated deficit	(1,274.9)	(1,504.4)
Less: treasury stock, at cost; 48,531,298 and 47,173,606 shares, respectively	(377.2)	(367.0)

Total ON Semiconductor Corporation stockholders’ equity	1,280.8	985.0
Minority interests in consolidated subsidiaries	21.8	19.6

Total equity	1,302.6	1,004.6

Total liabilities and equity	$2,694.5	$2,414.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenues	$600.7	$472.9	$1,734.2	$1,271.8
Cost of revenues	354.2	297.1	1,015.8	845.7

Gross profit	246.5	175.8	718.4	426.1

Operating expenses:
Research and development	63.3	53.8	188.6	148.1
Selling and marketing	35.5	30.0	107.6	87.4
General and administrative	31.2	27.1	98.0	84.4
Amortization of acquisition-related intangible assets	7.9	7.3	23.8	21.8
Restructuring, asset impairments and other, net	0.9	7.9	7.0	25.6

Total operating expenses	138.8	126.1	425.0	367.3

Operating income	107.7	49.7	293.4	58.8

Other income (expenses), net:
Interest expense	(14.1)	(15.8)	(45.0)	(49.2)
Interest income	0.2	0.1	0.4	0.7
Other	(0.8)	(1.5)	(7.0)	(4.2)
Loss on debt repurchase	—	—	(0.7)	(3.1)

Other income (expenses), net	(14.7)	(17.2)	(52.3)	(55.8)

Income before income taxes	93.0	32.5	241.1	3.0
Income tax provision	(4.6)	(1.9)	(9.4)	(8.1)

Net income (loss)	88.4	30.6	231.7	(5.1)
Net income attributable to minority interests	(0.6)	(0.7)	(2.2)	(1.9)

Net income (loss) attributable to ON Semiconductor Corporation	$87.8	$29.9	$229.5	$(7.0)

Comprehensive income (loss):
Net income (loss)	$88.4	$30.6	$231.7	$(5.1)
Foreign currency translation adjustments	3.5	3.7	5.3	(10.5)
Amortization of prior service costs of defined benefit plan	—	—	—	0.1
Effects of cash flow hedge	—	—	—	0.1

Comprehensive income (loss)	91.9	34.3	237.0	(15.4)
Comprehensive income attributable to minority interest	(0.6)	(0.7)	(2.2)	(1.9)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$91.3	$33.6	$234.8	$(17.3)

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.20	$0.07	$0.53	$(0.02)

Diluted	$0.20	$0.07	$0.52	$(0.02)

Weighted average common shares outstanding:
Basic	431.6	423.3	430.0	419.2

Diluted	439.8	439.1	439.8	419.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net income (loss)	$231.7	$(5.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122.4	117.6
Gain on sale and disposal of fixed assets	(5.2)	(2.2)
Non-cash portion of loss on debt repurchase	0.7	0.7
Amortization of debt issuance costs and debt discount	1.9	2.4
Provision for excess inventories	2.7	15.7
Non-cash impairment charges	—	5.6
Non-cash stock compensation expense	41.3	42.3
Non-cash interest expense	25.3	26.6
Deferred income taxes	5.3	(0.9)
Other	(1.5)	(1.6)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(43.0)	(74.1)
Inventories	(66.8)	53.6
Other assets	(1.4)	10.0
Accounts payable	32.8	(5.0)
Accrued expenses	9.9	(3.8)
Income taxes payable	(2.6)	2.6
Accrued interest	3.6	3.4
Deferred income on sales to distributors	35.7	(12.6)
Other long-term liabilities	(0.8)	(0.6)

Net cash provided by operating activities	392.0	174.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(145.9)	(46.3)
Purchases of businesses, net of cash acquired	(91.1)	—
Funds received (deposits utilized) for purchases of property, plant and equipment	1.2	(1.7)
Purchase of held-to-maturity securities	—	(89.9)
Proceeds from sale of held-to-maturity securities	45.5	14.9

Net cash used in investing activities	(190.3)	(123.0)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	5.1	3.7
Proceeds from debt issuance	79.0	18.7
Proceeds from exercise of stock options	7.9	13.9
Payment of capital lease obligation	(24.8)	(21.6)
Purchase of treasury stock	(10.2)	(5.0)
Repayment of long-term debt	(222.5)	(125.1)

Net cash used in financing activities	(165.5)	(115.4)

Effect of exchange rate changes on cash and cash equivalents	1.0	0.3

Net increase (decreases) in cash and cash equivalents	37.2	(63.5)
Cash and cash equivalents, beginning of period	525.7	458.7

Cash and cash equivalents, end of period	$562.9	$395.2

Supplementary disclosure of non-cash investing and financing activities
Common stock issuance for debt repurchase	$—	$28.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is a premier supplier of high performance, silicon solutions for energy efficient electronics. The Company’s broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications.

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

The accompanying unaudited financial statements as of October 1, 2010, and for the three months and nine months ended October 1, 2010 and October 2, 2009, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company is currently performing its annual impairment analysis as of the first day of the current fiscal fourth quarter. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future.

The Company has determined that its product families, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill; because they are one level below the operating segments, they constitute individual businesses and the Company’s segment management controllers regularly review the operating results of each product family. As of each acquisition date, all goodwill was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. The Company determined the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

A reconciliation of the cost of the goodwill from each of the below acquisition transactions to the carrying value as of October 1, 2010 and December 31, 2009 for each reporting unit that contains goodwill, is as follows, in millions:

			Balance as of December 31, 2009				For the Nine Months Ended October 1, 2010			Balance as of October 1, 2010
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
	Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$21.8	$(4.2)	$—	$17.6
		Computing & Consumer Products:
		Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	29.1	(5.6)	—	23.5
Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	3.8	—	—	—	3.8	—	—	3.8
AMIS acquisition:
		Digital & Mixed-Signal Product Group:
		Industrial	238.7	—	(214.7)	24.0	—	—	—	238.7	—	(214.7)	24.0
		Foundry	146.2	—	(131.4)	14.8	—	—	—	146.2	—	(131.4)	14.8
		Medical	79.7	—	(59.9)	19.8	—	—	—	79.7	—	(59.9)	19.8
		Military/Aerospace	44.8	—	—	44.8	—	—	—	44.8	—	—	44.8
Catalyst acquisition:
		Standard Products:
		Memory Products	14.1	—	—	14.1	—	—	—	14.1	—	—	14.1
PulseCore acquisition:
		Digital & Mixed-Signal Product Group:
		Protection Products	13.0	—	—	13.0	—	(4.1)	—	8.9	—	—	8.9
CMD acquisition:
		Standard Products:
		Filter Products	—	—	—	—	20.3	(0.2)	—	20.1	—	—	20.1
SDT acquisition
		Digital & Mixed-Signal Product Group:
		Medical	—	—	—	—	5.9	0.9	—	6.8	—	—	6.8

			$591.2	$(9.8)	$(406.0)	$175.4	$26.2	$(3.4)	$—	$614.0	$(9.8)	$(406.0)	$198.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Certain adjustments to goodwill were recorded during the quarter and nine months ended October 1, 2010 for the finalization of contingent tax liabilities, receipt of claims on escrow from certain acquisitions and inventory valuation issues.

Intangible Assets

The Company’s acquisitions resulted in intangible assets consisting of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and in-process research and development. These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 1 to 18 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of October 1, 2010 and December 31, 2009 (in millions):

	October 1, 2010
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(6.6)	$—	$7.3	5-12
Assembled workforce	6.7	(5.7)	—	1.0	5
Customer relationships	250.3	(46.4)	(27.2)	176.7	5-18
Non-compete agreements	0.5	(0.5)	—	—	1-3
Patents	16.7	(3.9)	—	12.8	12
Developed technology	107.8	(19.8)	—	88.0	5-12
Trademarks	11.0	(1.5)	—	9.5	15
In-process research and development	23.4	(0.1)	—	23.3	8
Acquired software	1.0	(1.0)	—	—	2

Total intangibles	$431.3	$(85.5)	$(27.2)	$318.6

	December 31, 2009
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(5.3)	$—	$8.6	5-12
Assembled workforce	6.7	(4.7)	—	2.0	5
Customer relationships	244.8	(33.2)	(27.2)	184.4	5-18
Non-compete agreements	0.5	(0.3)	—	0.2	1-3
Patents	16.7	(2.9)	—	13.8	12
Developed technology	89.4	(12.2)	—	77.2	5-12
Trademarks	11.0	(0.9)	—	10.1	15
In-process research and development	2.0	—	—	2.0	8
Acquired software	1.0	(0.6)	—	0.4	2

Total intangibles	$386.0	$(60.1)	$(27.2)	$298.7

Amortization expense for intangible assets amounted to $8.5 million and $25.4 million for the quarter and nine months ended October 1, 2010, of which $0.6 million and $1.8 million was included in cost of revenues; and $7.9 million and $23.5 million for the quarter and nine months ended October 2, 2009, of which $0.6 million and $1.7 million was included in cost of revenues. During the quarter ended October 1, 2010 the Company began

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

amortizing one project upon its completion worth $5.1 million over its useful life of 11 years. Amortization expense for intangible assets, with the exception of the remaining $18.3 million of in-process research and development assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Non-compete Agreements	Patents	Developed Technology	Trade- marks	Software	In-process Research and Development	Total
Remainder of 2010	$0.4	$0.4	$4.5	$—	$0.3	$2.7	$0.2	$—	$0.1	$8.6
2011	1.1	0.6	17.9	—	1.3	10.7	0.8	—	0.5	32.9
2012	0.7	—	17.9	—	1.3	10.7	0.8	—	0.5	31.9
2013	0.7	—	13.2	—	1.3	10.7	0.8	—	0.5	27.2
2014	0.7	—	13.2	—	1.3	10.5	0.8	—	0.4	26.9
Thereafter	3.7	—	110.0	—	7.3	42.7	6.1	—	3.0	172.8

Total estimated amortization expense	$7.3	$1.0	$176.7	$—	$12.8	$88.0	$9.5	$—	$5.0	$300.3

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

Note 4: Acquisitions

Pending Acquisition of SANYO Semiconductor Co., Ltd.

On July 14, 2010, the Company announced it had entered into a definitive purchase agreement with SANYO Electric Co., Ltd, a Japanese corporation (“SANYO Electric”), providing for the acquisition of SANYO Semiconductor Co., Ltd., a Japanese corporation and subsidiary of SANYO Electric (“SANYO Semiconductor”), and other assets related to SANYO Electric’s semiconductor business (the “SANYO Transaction”). The purchase price is approximately ¥33.0 billion ($366.0 million), subject to adjustment at closing. The Company has been working with SANYO Electric and SANYO Semiconductor on the transaction closing conditions, and given the time table required to complete a number of these closing conditions, the Company currently believes the transaction will close in the beginning of the first quarter of 2011, rather than the fourth quarter of 2010 as originally estimated. The transaction is subject to regulatory approvals and closing conditions. The Company does not currently believe it will need to access the capital markets to finance the transaction, nor does it currently anticipate the need to issue any new shares of common stock to finance the transaction.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company believes that this acquisition will provide it with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Ultimately, the Company believes that the combination of SANYO Semiconductor operations with its own will provide it with highly complementary products, customers and geographic regions.

The purchase price is payable in Yen and therefore the actual US dollar value of the purchase price will be determined based on the prevailing exchange rate on the date of closing. All US dollar amounts reflected above are based on ¥90.2 to $1 USD exchange rate on the date of the announcement. On October 1, 2010 the exchange rate was ¥83.75 to $1 USD and had the transaction closed on that date, the consideration payable would have been approximately $394.0 million.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Of the $5.2 million of acquired intangible assets, $2.8 million was assigned to in-process research and development (“IPRD”) assets that will be amortized over the useful life upon successful completion of the projects or expensed if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 9.0% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect the risks inherent in the acquired research and development operations.

The remaining $2.4 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up the amount include: customer relationships of $1.7 million (15.5-year weighted average useful life) and developed technology of $0.7 million (5-year weighted average useful life).

Of the total purchase price of approximately $23.8 million, approximately $5.9 million was initially allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the potential synergies expected to be derived from combining SDT’s design and manufacturing business with the Company’s medical business. The Company expects these relationships to provide the capability of selling advanced technology of next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $6.8 million of goodwill as of October 1, 2010 was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.

The initial allocation of purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high technology industry, which were the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of future cash flows that an asset is expected to generate. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. As of October 1, 2010, management of the Company had not received all information necessary to finalize the allocation of the purchase price. Management expects to complete this during the fourth quarter of the 2010 fiscal year. Such adjustments are not expected to be material.

The Company has determined that pro forma results of operations for SDT are not significant for inclusion.

Acquisition of California Micro Devices Corporation

On January 27, 2010, the Company completed the purchase of CMD, whereby CMD became a wholly-owned subsidiary of the Company. At the effective time of the merger, the Company purchased all of CMD’s issued and outstanding shares of common stock at a purchase price of $4.70 per share, for a total cash payment of approximately $109.5 million and $3.7 million of estimated fair value of stock options and restricted stock for total consideration of $113.2 million. Total acquisition-related costs were approximately $2.0 million. CMD’s

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

business is primarily engaged in application specific integrated passive (ASIP) devices in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (HBLED) market, and its strengths in inductor capacitor-based EMI (electromagnetic interface) filtering and low capacitance ESD (electrostatic discharge) protection, complement the Company’s existing portfolio of protection and lighting solutions. During the third quarter of 2010 the Company integrated CMD’s processes into the Company’s own systems and control environment.

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

Of the $40.3 million of acquired intangible assets, $18.6 million was assigned to IPRD assets that will be amortized over the useful life upon successful completion of the projects or expensed if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 13.2% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations. Total IPRD is composed of four primary projects, with approximately $1.0 million of costs expected to be incurred from acquisition date until completion. The expected completion date is 2011.

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

The Company had $12.4 million of accrued liabilities for estimated costs to exit certain activities of AMIS, of which $0.7 million were for employee separation costs and $11.7 million were for exit costs outstanding as of December 31, 2009. During the nine months ended October 1, 2010, the Company paid employee separation costs related to the involuntary termination or relocation of employees performing overlapping or duplicative functions throughout AMIS by $0.5 million. Additionally, the Company paid exit costs associated with the decommissioning costs resulting from the shutdown of the fabrication facility of $1.6 million.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from December 31, 2009 through October 1, 2010:

	December 31, 2009	Adjustments	Usage	October 1, 2010
Estimated employee separation costs:
December 31, 2009 through October 1, 2010	$0.7	$—	$(0.5)	$0.2

Estimated costs to exit:
December 31, 2009 through October 1, 2010	$11.7	$—	$(1.6)	$10.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5: Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2010 or had not been completed as of December 31, 2009, are as follows:

Restructuring

Restructuring Activities Related to the 2010 Acquisition of SDT

Cumulative charges of $2.2 million, net of adjustments have been recognized through October 1, 2010 related to the announced plans to integrate and restructure the overlapping operations of SDT and the Company, in part for cost savings purposes (see Note 4: “Acquisitions” for further discussion).

Cumulative employee separation charges of $2.2 million, net of adjustments have been recognized though October 1, 2010. A total of 36 employees, including three former executive officers of SDT, were notified that their positions were being eliminated or consolidated, of which all individuals have been terminated. During the quarter and nine months ended October 1, 2010, the Company recorded employee separation charges of approximately $0.2 million and $2.2 million, respectively, related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and nine months ended October 1, 2010. As of October 1, 2010, all terminations and related payments associated with these plans were completed during the third quarter of fiscal 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 1, 2010	$—	$2.2	$(2.2)	$—	$—

Restructuring Activities Related to the 2010 Acquisition of CMD

Cumulative charges of $3.6 million, net of adjustments have been recognized through October 1, 2010, related to the January 2010 announced plans to integrate and restructure the overlapping operations of CMD and the Company, in part for cost savings purposes (see Note 4: “Acquisitions” for further discussion).

Cumulative employee separation charges of $3.5 million, net of adjustments have been recognized through October 1, 2010. A total of 25 employees, including five former executive officers of CMD, were notified during the first nine months of 2010 that their positions were being eliminated or consolidated, of which 19 of these individuals have been terminated. During the quarter and nine months ended October 1, 2010, the Company recorded employee separation charges of approximately $0.7 million and $3.5 million, respectively, related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and nine months ended October 1, 2010. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of fiscal 2010, with the related termination benefits paid out by the end of the first quarter of fiscal 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Cumulative exit costs of $0.1 million have been recognized through October 1, 2010, related to charges incurred to terminate certain lease agreements. During the quarter and nine months ended October 1, 2010, the Company recognized zero and $0.1 million, respectively, in charges on the statement of operations related to this activity. All payments related to these exit activities are expected to be completed by the end of the third quarter of fiscal 2011.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 1, 2010	$—	$3.5	$(1.8)	$—	$1.7

Exit Costs:
Nine Months Ended October 1, 2010	$—	$0.1	$—	$—	$0.1

Restructuring Activities Related to the 2009 Design Centers Closures

Cumulative charges of $1.5 million, net of adjustments, have been recognized through October 1, 2010, related to the 2009 Design Center closures. During the third quarter of 2009, the Company announced plans to consolidate into fewer product development centers for cost savings purposes by closing several design centers. A total of 47 employees were notified during the third quarter of 2009 that their positions with the Company were being terminated. Additionally, during the first nine months ended October 1, 2010, 16 employees were notified that their positions with the Company were being eliminated or consolidated, of which all had exited as of October 1, 2010. During the quarter and nine months ended October 1, 2010, the Company recorded no employee separation charges and $0.3 million in exit costs related to this activity, respectively. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and nine months ended October 1, 2010. All terminations and related payments associated with these plans were completed during the second quarter of fiscal 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 1, 2010	$0.3	$0.2	$(0.5)	$—	$—

Exit Costs:
Nine Months Ended October 1, 2010	$0.1	$0.1	$(0.2)	$—	$—

Restructuring Activities Related to the 2009 Global Workforce Reduction

Cumulative employee separation charges of $13.0 million, net of adjustments, have been recognized through October 1, 2010, related to the first quarter of 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during 2009, of which 569 of these individuals have been terminated. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and nine months ended October 1, 2010. All terminations associated with this plan are expected to be completed by the end of the fourth quarter of 2010, with substantially all related termination benefits paid out by the end of the fourth quarter of fiscal 2010.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
Nine Months Ended October 1, 2010	$0.7	$—	$(0.6)	$0.1	$0.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other

The Company made a $0.8 million cash payment in settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net in the consolidated statement of operations for the quarter and nine months ended October 1, 2010.

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the consolidated statement of operations for the quarter and nine months ended October 1, 2010, is as follows (in millions):

	Quarter Ended October 1, 2010	Nine Months Ended October 1, 2010
Restructuring
Charges:
Cash employee separation charges	$0.9	$5.8
Exit costs	—	0.3
Less: net adjustments to reserves	—	0.1
Other
Charges	—	0.8

	$0.9	$7.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6: Balance Sheet Information

	October 1, 2010	December 31, 2009
Receivables, net:
Accounts receivable	$321.9	$270.2
Less: Allowance for doubtful accounts	(7.6)	(9.3)

	$314.3	$260.9

Inventories, net:
Raw materials	$47.5	$35.4
Work in process	203.2	151.6
Finished goods	100.1	82.9

	$350.8	$269.9

Property, plant and equipment, net:
Land	$48.7	$42.0
Buildings	459.0	429.7
Machinery and equipment	1,587.2	1,420.2

Total property, plant and equipment	2,094.9	1,891.9
Less: Accumulated depreciation	(1,274.4)	(1,186.4)

	$820.5	$705.5

Accrued expenses:
Accrued payroll	$63.5	$55.9
Sales related reserves	35.5	32.7
Restructuring reserves	12.3	13.6
Accrued pension liability	0.2	0.2
Other	37.6	33.1

	$149.1	$135.5

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(59.3)	$(64.6)
Unrealized prior service cost of defined benefit pension plan	(0.1)	(0.1)
Prior service cost from pension legal plan amendment	(0.2)	(0.2)

	$(59.6)	$(64.9)

The activity related to the Company’s warranty reserves for the nine months ended October 1, 2010 and October 2, 2009, respectively is as follows (in millions):

	Nine Months Ended
	October 1, 2010	October 2, 2009
Beginning Balance	$3.2	$3.9
Provision	0.7	0.6
Usage	(0.2)	(0.7)

Ending Balance	$3.7	$3.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an asset and the aggregate amount of all underfunded plans as a liability in its financial statements. As of October 1, 2010 and December 31, 2009, the total accrued pension liability for underfunded plans was $21.4 million and $19.0 million, respectively, of which the current portion of $0.6 million and $0.3 million, respectively, was classified as accrued expenses. As of October 1, 2010 and December 31, 2009, the total pension asset for overfunded plans was $14.8 million and $16.2 million, respectively. The components of the Company’s net periodic pension expense for the quarters and nine months ended October 1, 2010 and October 2, 2009, respectively, are as follows (in millions):

	Quarter Ended
	October 1, 2010	October 2, 2009
Service Cost	$1.0	$0.8
Interest cost	0.8	0.5
Expected return on plan assets	(0.8)	(0.3)
Amortization of prior service cost	0.1	0.1
Other (Gains)/Losses	—	0.6

Total net periodic pension cost	$1.1	$1.7

	Nine Months Ended
	October 1, 2010	October 2, 2009
Service Cost	$3.0	$2.5
Interest cost	2.4	1.5
Expected return on plan assets	(2.4)	(1.0)
Amortization of prior service cost	0.3	0.2
Other (Gains)/Losses	—	1.2

Total net periodic pension cost	$3.3	$4.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7: Long-Term Debt

Long-term debt consists of the following (in millions):

	October 1, 2010	December 31, 2009
Senior Bank Facilities:
Term Loan, interest payable monthly at 2.00063%	$—	$170.2
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	85.9	96.9
1.875% Convertible Senior Subordinated Notes due 2025 (2)	80.7	76.5
2.625% Convertible Senior Subordinated Notes due 2026 (3)	404.7	389.0
2.25% Loan with Japanese bank due 2010, interest payable semi-annually	—	3.6
Loan with Philippine banks due 2010 through 2012, interest payable quarterly at 1.52681% and 1.28438%, respectively	16.3	18.7
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.05375% and 1.00563%, respectively	9.3	10.5
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.54188% and 1.50375%, respectively	5.2	5.9
Loan with Philippine banks due 2010 through 2014, interest payable quarterly at 6.03063% prepaid in Q2 2010	—	10.3
Loan with Philippine bank due 2010 through 2015, interest payable quarterly at 2.2925%	20.0	—
Short-term loan with Chinese bank due 2010, interest payable quarterly at 3.36938% and 3.2725%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.7825%	—	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.7825%	—	6.0
Short-term loan with Chinese bank due 2011, interest payable quarterly at 4.09013% and 5.25063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2011, interest payable quarterly at 4.08938% and 4.28063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.55481% and 2.2525%, respectively	12.0	12.0
Loan with British finance company, interest payable monthly at 1.85% and 1.75%, respectively	24.4	23.1
Loan with Hong Kong bank, interest payable weekly at 2.02297%	40.0	—
1.875% Loan with Japanese bank due 2010 through 2013, interest payable semi-annually	2.5	2.6
Short-term loan with Japanese bank due 2010, interest payable monthly at .96% and 1.06%, respectively	1.8	1.6
Capital lease obligations	62.2	78.6

	786.0	933.5
Less: Current maturities	(135.8)	(205.9)

	650.2	727.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at the option of the Company on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Annual maturities relating to the Company’s long-term debt as of October 1, 2010 are as follows (in millions):

		Maturities
Remainder 2010		$54.3
2011		89.9
2012		204.9
2013		420.1
2014		3.6
	Thereafter	13.2

	Total	$786.0

Loss on Debt Repurchase

During the nine months ended October 1, 2010, the Company incurred a loss on debt repurchase of $0.8 million as a result of the write-off of unamortized capitalized closing costs, related to the $169.8 million prepayment of the senior bank facilities and a $0.1 million gain as a result of the modification of the Zero Coupon Convertible Senior Subordinated Notes due 2024.

September 2010 Chinese Loans

In September 2010, one of the Company’s Chinese subsidiaries entered into two new short-term loan agreements with a Chinese bank to finance the purchase of raw materials. These short-term loans refinanced two loans with the same bank that matured in 2010. The loans, which had a balance of $14.0 million as of October 1, 2010, bear interest payable quarterly based on 3-month LIBOR plus 3.8% per annum. The full amount of the loans is due in September 2011.

September 2010 Philippine Loan

In September 2010, the Company’s Philippine subsidiary entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $20.0 million as of October 1, 2010, bears interest payable quarterly based on 3-month LIBOR plus 2.0% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in September 2015.

June 2010 Hong Kong Loan

In June 2010, one of the Company’s Asian subsidiaries entered into a loan with a Hong Kong bank, pursuant to which the bank purchased accounts receivables, with recourse. In accordance with Generally Accepted Accounting Principles in the United States the purchased assets remained on the Company’s balance sheet as of October 1, 2010. The loan, which had a balance of $40.0 million as of October 1, 2010, bears interest payable weekly at 2-month LIBOR plus 1.75%. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

•	Terms eliminating the Company’s ability to redeem the notes at its option from April 15, 2010 until April 15, 2012.

In accordance with the right of the holders of the notes to require the Company to purchase the notes on April 15, 2010, approximately $3.2 million of the $99.4 million par value of notes then outstanding were purchased by the Company. In accordance with ASC 470 – Debt, the amendment was considered a substantial modification for accounting purposes, therefore the $96.2 million original remaining debt was deemed to be extinguished, resulting in a $0.1 million gain, and new convertible debt with a fair value of $98.5 million was deemed to be issued.

ASC 470, requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. Thus, the liability component of the new convertible debt was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the modification of the Convertible Notes for similar debt instruments without conversion feature. The equity component of the new convertible debt was recorded as additional paid in capital and represents the difference between the fair value of the modified Convertible Notes and the liability component. It also requires an accretion of the debt discount resulting from the allocation of a portion of the modified fair value to equity over the life of the Convertible Notes, which is expected to be the next put date of April 15, 2012.

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

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of October 1, 2010
Cash and cash equivalents	$—	$366.3	$0.1	$196.5	$—	$562.9
Short-term investments	—	—	—	—	—	—
Receivables, net	—	54.6	—	259.7	—	314.3
Inventories, net	—	42.2	—	298.2	10.4	350.8
Other current assets	—	8.3	—	44.6	—	52.9
Deferred income taxes	—	5.6	—	9.2	—	14.8

Total current assets	—	477.0	0.1	808.2	10.4	1,295.7
Property, plant and equipment, net	—	200.5	2.6	620.9	(3.5)	820.5
Deferred income taxes	—	—	—	—	—	—
Goodwill and other intangible assets	—	298.1	37.2	216.8	(35.3)	516.8
Investments and other assets	1,856.6	1,070.2	50.8	832.3	(3,748.4)	61.5

Total assets	$1,856.6	$2,045.8	$90.7	$2,478.2	$(3,776.8)	$2,694.5

Accounts payable	$—	$46.5	$0.1	$204.3	$—	$250.9
Accrued expenses and other current liabilities	4.3	93.3	0.8	191.7	1.7	291.8
Deferred income on sales to distributors	—	33.1	—	101.4	—	134.5

Total current liabilities	4.3	172.9	0.9	497.4	1.7	677.2
Long-term debt	571.2	26.9	—	52.1	—	650.2
Other long-term liabilities	—	22.0	0.4	24.0	—	46.4
Deferred Income Taxes	—	6.4	—	11.7		18.1
Intercompany	0.3	(187.0)	(42.6)	23.8	205.5	—

Total liabilities	575.8	41.2	(41.3)	609.0	207.2	1,391.9
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,280.8	2,004.6	132.0	1,869.2	(4,005.8)	1,280.8
Minority interests in consolidated subsidiaries	—	—	—	—	21.8	21.8

Total stockholders’ equity	1,280.8	2,004.6	132.0	1,869.2	(3,984.0)	1,302.6

Total liabilities and stockholders’ equity	$1,856.6	$2,045.8	$90.7	$2,478.2	$(3,776.8)	$2,694.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2009
Cash and cash equivalents	$—	$286.0	$—	$239.7	$—	$525.7
Short-term investments	—	—	—	45.5	—	45.5
Receivables, net	—	47.9	—	213.0	—	260.9
Inventories, net	—	34.2	—	230.5	5.2	269.9
Other current assets	—	7.1	—	44.4	—	51.5
Deferred income taxes	—	5.5	—	9.6	—	15.1

Total current assets	—	380.7	—	782.7	5.2	1,168.6
Restricted cash	—	—	—	5.9	—	5.9
Property, plant and equipment, net	—	149.7	2.8	557.0	(4.0)	705.5
Goodwill and intangible assets, net	—	197.1	37.3	278.1	(38.4)	474.1
Investments and other assets	1,548.3	1,210.7	45.8	29.0	(2,773.6)	60.2

Total assets	$1,548.3	$1,938.2	$85.9	$1,652.7	$(2,810.8)	$2,414.3

Accounts payable	$—	$25.0	$0.1	$147.8	$—	$172.9
Accrued expenses and other current liabilities	97.6	74.3	0.8	172.9	1.7	347.3
Deferred income on sales to distributors	—	26.9	—	71.9	—	98.8

Total current liabilities	97.6	126.2	0.9	392.6	1.7	619.0
Long-term debt	465.4	213.0	—	49.2	—	727.6
Other long-term liabilities	—	20.0	0.4	28.9	—	49.3
Deferred Income Taxes	—	7.6	—	6.2	—	13.8
Intercompany	0.3	(127.5)	(52.4)	(25.9)	205.5	—

Total liabilities	563.3	239.3	(51.1)	451.0	207.2	1,409.7
Total ON Semiconductor Corporation stockholders’ equity (deficit)	985.0	1,698.9	137.0	1,201.7	(3,037.6)	985.0
Minority interests in consolidated subsidiaries	—	—	—	—	19.6	19.6

Total stockholders’ equity	985.0	1,698.9	137.0	1,201.7	(3,018.0)	1,004.6

Total liabilities and stockholders’ equity	$1,548.3	$1,938.2	$85.9	$1,652.7	$(2,810.8)	$2,414.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Quarter ended October 1, 2010
Revenues	$—	$160.3	$—	$719.8	$(279.4)	$600.7
Cost of revenues	—	144.2	0.2	494.0	(284.2)	354.2

Gross profit	—	16.1	(0.2)	225.8	4.8	246.5

Research and development	—	(18.8)	2.6	79.5	—	63.3
Selling and marketing	—	19.2	0.3	16.0	—	35.5
General and administrative	—	3.2	0.2	27.8	—	31.2
Amortization of acquisition related intangible assets	—	4.7	—	4.3	(1.1)	7.9
Restructuring, asset impairments and other, net	—	0.3	—	0.6	—	0.9

Total operating expenses	—	8.6	3.1	128.2	(1.1)	138.8

Operating income (loss)	—	7.5	(3.3)	97.6	5.9	107.7
Interest expense, net	(12.5)	0.4	—	(1.8)	—	(13.9)
Other	—	2.9	—	(3.7)	—	(0.8)
Equity in earnings	100.3	505.6	1.2	—	(607.1)	—

Income (loss) before income taxes and minority interests	87.8	516.4	(2.1)	92.1	(601.2)	93.0
Income tax provision	—	12.4	—	(17.0)	—	(4.6)

Net income (loss)	87.8	528.8	(2.1)	75.1	(601.2)	88.4
Net income (loss) attributable to minority interest	—	—	—	(0.2)	(0.4)	(0.6)

Net income (loss) attributable to ON Semiconductor Corporation	$87.8	$528.8	$(2.1)	$75.1	$(601.6)	$87.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended October 2, 2009
Revenues	$—	$148.2	$3.5	$612.5	$(291.3)	$472.9
Cost of revenues	—	107.7	0.5	453.1	(264.2)	297.1

Gross profit	—	40.5	3.0	159.4	(27.1)	175.8

Research and development	—	5.8	2.0	46.0	—	53.8
Selling and marketing	—	12.4	0.1	17.5	—	30.0
General and administrative	—	(0.4)	0.1	27.4	—	27.1
Amortization of acquisition related intangible assets	—	3.7	—	4.6	(1.0)	7.3
Restructuring, asset impairments and other, net	—	0.1	—	7.8	—	7.9

Total operating expenses	—	21.6	2.2	103.3	(1.0)	126.1

Operating income (loss)	—	18.9	0.8	56.1	(26.1)	49.7
Interest expense, net	(12.5)	(1.8)	—	(1.4)	—	(15.7)
Other	—	0.9	—	(2.4)	—	(1.5)
Equity in earnings	42.4	41.8	1.5	—	(85.7)	—

Income (loss) before income taxes and minority interests	29.9	59.8	2.3	52.3	(111.8)	32.5
Income tax provision	—	(1.7)	—	(0.2)	—	(1.9)
Minority interests	—	—	—	—	(0.7)	(0.7)

Net income (loss)	$29.9	$58.1	$2.3	$52.1	$(112.5)	$29.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended October 1, 2010
Revenues	$—	$500.0	$—	$2,140.9	$(906.7)	$1,734.2
Cost of revenues	—	375.3	1.5	1,550.9	(911.9)	1,015.8

Gross profit	—	124.7	(1.5)	590.0	5.2	718.4

Research and development	—	4.8	7.3	176.5	—	188.6
Selling and marketing	—	48.8	0.7	58.1	—	107.6
General and administrative	—	11.2	0.6	86.2	—	98.0
Amortization of acquisition related intangible assets	—	12.9	—	14.0	(3.1)	23.8
Restructuring, asset impairments and other, net	—	0.3	—	6.7	—	7.0

Total operating expenses	—	78.0	8.6	341.5	(3.1)	425.0

Operating income (loss)	—	46.7	(10.1)	248.5	8.3	293.4
Interest expense, net	(38.0)	(4.2)	—	(2.4)	—	(44.6)
Gain (loss) on debt prepayment	—	(0.7)	—	—	—	(0.7)
Other	—	2.9	—	(9.9)	—	(7.0)
Equity in earnings	267.5	625.7	5.0	—	(898.2)	—

Income (loss) before income taxes and minority interests	229.5	670.4	(5.1)	236.2	(889.9)	241.1
Income tax provision	—	5.1	—	(14.5)	—	(9.4)

Net income (loss)	229.5	675.5	(5.1)	221.7	(889.9)	231.7
Net income (loss) attributable to minority interest	—	—	—	(0.1)	(2.1)	(2.2)

Net income (loss) attributable to ON Semiconductor Corporation	$229.5	$675.5	$(5.1)	$221.6	$(892.0)	$229.5

Net cash provided by operating activities	$—	$347.2	$0.2	$44.6	$—	$392.0

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(48.6)	(0.1)	(97.2)	—	(145.9)
Funds deposited for purchases of property, plant and equipment	—	—	—	1.2	—	1.2
Proceeds from sales of held-to-maturity securities	—	—	—	45.5	—	45.5
Purchase of a business, net of cash acquired	—	—	—	(91.1)	—	(91.1)
Proceeds from sales of property, plant and equipment	—	—	—	—	—	—

Net cash used in investing activities	—	(48.6)	(0.1)	(141.6)	—	(190.3)

Cash flows from financing activities:
Intercompany loans	—	(503.6)	—	503.6	—	—
Intercompany loan repayments	—	478.6	—	(478.6)	—	—
Proceeds from debt issuance	—	—	—	79.0		79.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	5.1	—	—	—	5.1
Proceeds from exercise of stock options		7.9	—	—	—	7.9
Repurchase of Treasury Stock	—	(10.2)	—	—	—	(10.2)
Payment of capital lease obligation	—	(22.8)	—	(2.0)	—	(24.8)
Repayment of long term debt	—	(173.3)	—	(49.2)	—	(222.5)

Net cash used in financing activities	—	(218.3)	—	52.8	—	(165.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net increase (decrease) in cash and cash equivalents	—	80.3	0.1	(43.2)	—	37.2
Cash and cash equivalents, beginning of period	—	286.0	—	239.7	—	525.7

Cash and cash equivalents, end of period	$—	$366.3	$0.1	$196.5	$—	$562.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended October 2, 2009
Revenues	$—	$356.6	$8.9	$1,646.0	$(739.7)	$1,271.8
Cost of revenues	—	292.8	1.2	1,278.4	(726.7)	845.7

Gross profit	—	63.8	7.7	367.6	(13.0)	426.1

Research and development	—	35.4	6.3	106.5	(0.1)	148.1
Selling and marketing	—	34.2	0.7	52.5	—	87.4
General and administrative	—	(32.0)	0.4	73.6	42.4	84.4
Amortization of acquisition related intangible assets	—	8.5	—	15.2	(1.9)	21.8
Restructuring, asset impairments and other, net	—	2.6	—	23.0	—	25.6

Total operating expenses	—	48.7	7.4	270.8	40.4	367.3

Operating income (loss)	—	15.1	0.3	96.8	(53.4)	58.8
Interest expense, net	(39.6)	(4.2)	—	(4.8)	0.1	(48.5)
Other	—	0.1	—	(4.3)	—	(4.2)
Loss on dept prepayment	(3.1)	—	—	—	—	(3.1)
Equity in earnings	35.7	37.0	4.3	119.4	(196.4)	—

Income (loss) before income taxes, and minority interests	(7.0)	48.0	4.6	207.1	(249.7)	3.0
Income tax provision	—	0.6	—	(8.7)	—	(8.1)
Minority interests	—	—	—	—	(1.9)	(1.9)

Net income (loss)	$(7.0)	$48.6	$4.6	$198.4	$(251.6)	$(7.0)

Net cash provided by (used in) operating activities	$—	$(177.4)	$—	$352.0	$—	$174.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(8.9)	—	(37.4)	—	(46.3)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.7)	—	(1.7)
Purchases of held to maturity securities	—	—	—	(89.9)		(89.9)
Proceeds from sales of held to maturity securities	—	—	—	14.9	—	14.9
Net cash provided by (used in) investing activities	—	(8.9)	—	(114.1)	—	(123.0)

Cash flows from financing activities:
Intercompany loans	—	6.5	—	(6.5)	—	—
Intercompany loan repayments	—	230.0	—	(230.0)	—	—
Proceeds from debt issuance	—	—	—	18.7	—	18.7
Proceeds from issuance of common stock under the employee stock purchase plan	—	3.7	—	—	—	3.7
Proceeds from exercise of stock options and warrants	—	13.9	—	—	—	13.9
Repurchase of treasury stock	—	(5.0)	—	—	—	(5.0)
Payment of capital lease obligation	—	(16.9)	—	(4.7)	—	(21.6)
Repayment of long term debt	—	(66.8)	—	(58.3)	—	(125.1)

Net cash provided by (used in) financing activities	—	165.4	—	(280.8)	—	(115.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	—	(20.9)	—	(42.6)	—	(63.5)
Cash and cash equivalents, beginning of period	—	213.4	—	245.3	—	458.7

Cash and cash equivalents, end of period	$—	$192.5	$—	$202.7	$—	$395.2

(1)	The Company is a holding Company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

See also Note 10: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 8: Equity

Income per share calculations for the quarter and nine months ended October 1, 2010 and October 2, 2009, respectively, are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net income (loss) applicable to ON Semiconductor Corporation	$87.8	$29.9	$229.5	$(7.0)

Diluted net income (loss) applicable to ON Semiconductor Corporation	$87.8	$29.9	$229.5	$(7.0)

Basic weighted average common shares outstanding	431.6	423.3	430.0	419.2
Add: Incremental shares for:
Dilutive effect of stock compensation	7.8	14.9	9.4	—
1.875% convertible senior subordinated notes	0.4	0.9	0.4	—

Diluted weighted average common shares outstanding	439.8	439.1	439.8	419.2

Income (loss) per common share attributable to ON Semiconductor Corporation
Basic:	$0.20	$0.07	$0.53	$(0.02)

Diluted:	$0.20	$0.07	$0.52	$(0.02)

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the nine months ended October 2, 2009, the effects of stock option shares and restricted stock units were not included because the related impact would have been anti-dilutive, as the Company generated a net loss. Common shares relating to employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive were also excluded from the diluted earnings per share calculation. The excluded option shares were 24.0 million and 18.7 million for the quarters ended October 1, 2010 and October 2, 2009, respectively, and 17.4 million and 27.9 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.

For the quarter and nine months ended October 1, 2010 and October 2, 2009, the assumed conversion of the zero coupon convertible senior subordinated notes was also excluded in determining diluted net income per share. The zero coupon convertible senior subordinated notes are convertible into cash up to the par value of $96.2 million and $99.4 million, based on a conversion price of $9.82 per share at October 1, 2010 and October 2, 2009, respectively. The excess of fair value over par value is convertible into stock. As of October 1, 2010 and October 2, 2009, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarter and nine months ended October 1, 2010 and October 2, 2009, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. As of October 1, 2010 and October 2, 2009, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of October 1, 2010 and October 2, 2009, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended October 1, 2010 were $3.2 million for which the Company withheld 465,171 shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of October 1, 2010, but may be reissued or retired by the Company at a later date.

At December 31, 2009, the minority interest balance was $19.6 million. This balance increased to $21.8 million at October 1, 2010 due to the minority interest’s $0.6 million and $2.2 million share of the earnings for the quarter and nine months, respectively, which has been reflected in the Company’s consolidated statement of operations for the quarter and nine months ended October 1, 2010.

At December 31, 2008, the minority interest balance was $17.3 million. This balance increased to $19.2 million at October 2, 2009 due to the minority interest’s $0.7 million and $1.9 million share of the earnings for the quarter and nine months, respectively, which has been reflected in the Company’s consolidated statement of operations for the quarter and nine months ended October 2, 2009.

See Note 4: “Acquisitions” for discussion of potential issuance of common stock relating to the pending SANYO Semiconductor acquisition.

Note 9: Employee Stock Benefit Plans

At December 31, 2009, there was an aggregate of 20.6 million shares of common stock available for grant under the Company’s stock option and restricted stock unit plans which subsequently expired on February 17, 2010. An amended and restated stock incentive plan was approved by the Company’s shareholders at the annual shareholder meeting on May 18, 2010. At October 1, 2010, there was an aggregate of 25.5 million shares of common stock available for grant under the Company’s new amended and restated stock incentive plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The weighted-average estimated fair value of stock options granted during the quarter and nine months ended October 1, 2010 was $2.85 per share and $2.92 per share, respectively. The weighted-average estimated fair value of stock options granted during the quarter and nine months ended October 2, 2009 was $3.27 per share. The weighted-average assumptions associated with the stock options granted during the periods are as follows:

	Quarter Ended
	October 1, 2010	October 2, 2009
Volatility	49.3%	50.3%
Risk-free interest rate	1.8%	2.7%
Expected term	4.9 years	5.3 years

	Nine Months Ended
	October 1, 2010	October 2, 2009
Volatility	48.7%	58.8%
Risk-free interest rate	1.9%	2.4%
Expected term	4.9 years	5.2 years

Pre-vesting forfeitures were estimated to be approximately 12% for the quarter and nine months ended October 1, 2010, and 12% for the quarter and nine months ended October 2, 2009, based on historical experience.

A summary of stock option transactions for all stock option plans is as follows (in millions, except per share and term data):

	Nine Months Ended October 1, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2009	29.4	$7.48
Assumed in acquisitions	2.9	8.23
Grants	1.0	6.65
Exercised	(1.4)	5.62
Cancellations	(2.2)	11.74

Outstanding at October 1, 2010	29.7	$7.29	5.0	$29.1

Exercisable at October 1, 2010	23.0	$7.37	4.3	$23.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Additional information about stock options outstanding at October 1, 2010 with exercise prices less than or above $7.23 per share, the closing price of the Company’s common stock at October 1, 2010, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.23	13.7	$5.53	4.5	$5.93	18.2	$5.63
Above $7.23	9.3	$10.06	2.2	$9.31	11.5	$9.92

Total outstanding	23.0	$7.37	6.7	$7.04	29.7	$7.29

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of October 1, 2010, and changes during the quarter and nine months ended October 1, 2010 (number of shares in millions):

	Nine Months Ended October 1, 2010
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2009	15.1	$4.17
Granted	3.6	7.77
Released	(4.2)	4.26
Forfeited	(0.5)	5.26

Nonvested shares of restricted stock units at October 1, 2010	14.0	$5.02

During the nine months ended October 1, 2010, the Company granted 0.1 million shares in restricted stock awards with a weighted average grant date fair value of $8.16 per share to members of the Board of Directors. The awards vested and were issued immediately upon the effective date of the grant.

Employee Stock Purchase Plans

As of October 1, 2010, there were 5.5 million shares available for issuance under the 2000 Employee Stock Purchase Plan (“ESPP”). The weighted-average fair value of shares issued under the ESPP during the quarters and nine months ended October 1, 2010 and October 2, 2009 were $1.44 per share and $1.94 per share, and $1.76 per share and $1.53 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Nine Months Ended
Employee Stock Purchase Plan	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.2%	0.2%	0.1%	0.2%
Volatility	38.0%	62.0%	40.0%	96.0%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units, restricted stock awards and employee stock purchase plan, recognized for the quarter and nine months ended October 1, 2010 and October 2, 2009, respectively, was comprised as follows (in millions):

	Quarter Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Cost of revenues	$4.5	$3.5	$11.1	$10.6
Research and development	2.8	2.7	8.1	8.2
Selling and marketing	2.9	2.1	7.5	6.9
General and administrative	2.0	5.2	14.3	16.6
Restructuring	0.1	—	0.5	—

Share-based compensation expense before income taxes	12.3	13.5	41.5	42.3
Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$12.3	$13.5	$41.5	$42.3

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At October 1, 2010, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options and non-vested restricted stock units granted prior to that date was $13.5 million and $25.4 million, respectively. The total intrinsic value of stock options exercised during the quarter and nine months ended October 1, 2010 was $0.2 million and $3.1 million respectively. The Company recorded cash received from the exercise of stock options of $0.6 million and $7.9 million and cash from issuance of shares under the ESPP of $1.8 million and $5.1 million and recorded no related tax benefits during the quarter and nine months ended October 1, 2010, respectively. Upon the exercise of stock options, restricted stock units vesting or the completion of a purchase under the ESPP, the Company issues new shares of stock.

Note 10: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of October 1, 2010 (in millions):

Remainder of 2010	$7.2
2011	18.6
2012	15.7
2013	12.4
2014	8.1
Thereafter	38.2

Total (1)	$100.2

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under subleases.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’ former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’ former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of October 1, 2010 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flows.

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank had an outstanding amount of $4.2 million as of October 1, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million but had not done so as of October 1, 2010. The Company also has outstanding guarantees and letters of credit outside of its non-reusable commitment credit totaling $13.0 million as of October 1, 2010.

As part of securing financing in the normal course of business, the Company issued guarantees related to its capital lease obligations which totaled approximately $17.1 million as of October 1, 2010. For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $100.2 million as future payments are made. The Company had not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company has, from time to time, been active in merger and acquisition activity. In connection with these mergers or acquisitions, we have agreed to indemnify the other party or parties to the merger or acquisition agreement for certain things, limited in most instances, by time and/or monetary amounts.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On December 14, 2009, a purported class action lawsuit was filed in the Superior Court of Santa Clara County, California (“Court”) captioned Robert Varrenti, et al. v. Robert Dickinson, Edward Ross, John Sprague, David Wittrock, David Sear, Jon Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, California Micro Devices, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 109CV159469) (“California Action”). On December 29, 2009, the plaintiff in the California Action filed an amended complaint. On December 21, 2009, a second purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Annamarie Medeiros et al. v. California Micro Devices, Jon S. Castor, Robert V. Dickinson, Edward C. Ross, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, Pac-10 Acquisition Corporation and ON Semiconductor Corporation (No. 5159). On January 4, 2010, a third purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Sanjay Israni, et al. v. California Micro Devices, Robert V. Dickinson, Edward C. Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 5181) (the Delaware lawsuits referred to herein as the “Delaware Actions”). All three lawsuits contain similar allegations, stating generally that the proposed Transaction is the product of a breach of fiduciary duties by CMD’s Board of Directors by failing to adequately discharge their duties in negotiating and agreeing to the Transaction and that the Company and the Purchaser assisted in that breach. All three lawsuits requested an injunction enjoining the consummation of the Transaction. The Israni complaint also included a request for damages.

On January 19, 2010, the parties entered into a memorandum of understanding (“MOU”) to settle the three lawsuits and on February 18, 2010, the parties entered into a stipulation of settlement (“Stipulation”). The settlement, like the MOU, calls for CMD to agree to make available to shareholders certain additional information, which has been completed, and CMD or its insurer to agree to pay plaintiffs’ counsel for fees and expenses not to exceed $495,000. The Company expects CMD’s insurer to pay $245,000 of this total amount. This payment did not affect the amount of consideration paid to the stockholders of CMD in connection with the Transaction. See the MOU document at Exhibit 10.1 to CMD’s Form 8-K filed with the SEC on January 20, 2010, and see a summary of the MOU in the Company’s Amendment No. 3 to Schedule TO filed with the SEC on January 20, 2010, which summary is incorporated by reference herein. The defendants maintain that the lawsuits are completely without merit. Nevertheless, the defendants agreed to the settlement in order to avoid costly litigation, eliminate the risks of delaying the closing of the Transaction, and because the only effect of the settlement on CMD stockholders was to provide additional disclosure. The Stipulation was filed with the Court on March 29, 2010 and a hearing to preliminarily approve the settlement was held on May 7, 2010. On May 25, 2010, the Court preliminarily approved the Stipulation and scheduled a settlement hearing on July 23, 2010. At that July 23, 2010 hearing, the court approved the settlement, but requested additional information from the plaintiffs regarding fees and expenses.

On August 2, 2010, the Court issued a final judgment approving the settlement set forth in the Stipulation and dismissing the California Action with prejudice. On September 8, 2010, the Delaware Court issued its order dismissing the Delaware Actions with prejudice based on the preceding order issued by the California Court. The Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Prior to the acquisition of AMIS by the Company on March 17, 2008, in January 2003, Ricoh Company, Ltd. (“Ricoh”) filed in the U.S. District Court for the District of Delaware a complaint against AMIS and other parties (including Synopsys, Inc. (“Synopsys”), alleging infringement of a patent owned by Ricoh. AMIS promptly tendered the defense of this claim to Synopsys, and Synopsys agreed to assume the defense of the case on AMIS’ behalf to the extent that the Synopsys software that AMIS licensed from Synopsys is alleged to constitute the basis of Ricoh’s claim of infringement. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which held a hearing on the appeal September 29, 2010. The Board of Appeals is expected to issue its written decision on the appeal within the next several months. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants’ request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010 the judge granted Synopsys’ motion for summary judgment. On April 28, 2010, Ricoh filed a motion for reconsideration on the summary judgment ruling. On May 28, 2010, the judge denied the Ricoh motion and entered final judgment in Synopsys’ favor for non-infringement. Ricoh subsequently filed a Notice of Appeal on June 23, 2010 and served its brief on appeal August 31, 2010. Counsel for Synopsys expects to file its responsive brief by October 29, 2010 with oral arguments scheduled to occur as early as February 2011 and a decision on the appeal likely in the spring of 2011. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 11: Recent Accounting Pronouncements

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method,” which is included in ASC 605—Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF 08-9, “Milestone Method of Revenue Recognition” (“EITF 08-9”), and addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010, with earlier application and retrospective application permitted. The Company is currently assessing the impact of ASU No. 2010-17 on its financial position and results of operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 12: Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2010 and December 31, 2009 (in millions):

	Balance as of October 1, 2010	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$249.1	$249.1	$172.2	$172.2
Money market funds	46.1	46.1	42.0	42.0
US government treasury obligations	267.7	267.7	311.5	311.5
Short-term investments
Commercial paper	—	—	20.0	20.0
Treasuries and agencies	—	—	25.5	25.5

Total cash, cash equivalents and short-term investments	$562.9	$562.9	$571.2	$571.2
Other Current Assets
Foreign currency exchange contracts	0.6	0.6	0.4	0.4

Total financial assets	$563.5	$563.5	$571.6	$571.6

Liabilities:
Foreign currency exchange contracts	$0.6	$0.6	$0.5	$0.5

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of October 1, 2010 the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations) at October 1, 2010 and December 31, 2009 are as follows (in millions):

	October 1, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Level 1	$571.2	$695.7	$562.4	$771.7
Level 2	$—	$—	$170.2	$163.8
Level 3	$152.6	$148.2	$122.3	$114.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a rollforward of fair value measurement using significant unobservable inputs (Level 3) of long-term debt, including current portion from December 31, 2009 to October 1, 2010 (in millions):

Beginning balance as of December 31, 2009	$114.4
Gain (loss) recorded during 2010	0.5
Gain (loss) not recorded during 2010	3.6
New debt	78.9
Principal payments	(49.2)
Ending balance as of October 1, 2010	$148.2

The fair value of Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current rates ranging from 0.96% to 4.59% at October 1, 2010.

Note 13: Segment Information

Revenues, gross profit and operating income for the Company’s reportable segments for the three and nine months ended October 1, 2010 and October 2, 2009, respectively, are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For quarter ended October 1, 2010:
Revenues from external customers	$144.6	$134.6	$115.7	$205.8	$600.7
Segment gross profit	$55.6	$57.6	$68.1	$79.9	$261.2
Segment operating income	$26.8	$26.3	$27.5	$57.1	$137.7
For quarter ended October 2, 2009:
Revenues from external customers	$108.3	$114.4	$97.0	$153.2	$472.9
Segment gross profit	$38.1	$41.1	$54.5	$49.5	$183.2
Segment operating income	$11.5	$13.4	$18.8	$29.5	$73.2

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For nine months ended October 1, 2010:
Revenues from external customers	$409.7	$392.9	$353.8	$577.8	$1,734.2
Segment gross profit	$152.3	$172.1	$220.3	$213.5	$758.2
Segment operating income (loss)	$66.1	$78.7	$95.4	$132.9	$373.1
For nine months ended October 2, 2009:
Revenues from external customers	$286.0	$294.7	$286.7	$404.4	$1,271.8
Segment gross profit	$85.6	$98.3	$154.6	$115.9	$454.4
Segment operating income	$8.0	$19.4	$50.8	$57.6	$135.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	October 1, 2010	October 2, 2009
Gross profit for reportable segments	$261.2	$183.2
Unallocated amounts:
Other unallocated manufacturing costs	(14.7)	(7.4)

Gross profit	$246.5	$175.8

Operating income for reportable segments	$137.7	$73.2
Unallocated amounts:
Restructuring and other charges	(0.9)	(7.9)
Other unallocated manufacturing costs	(14.7)	(7.4)
Other unallocated operating expenses	(14.4)	(8.2)

Operating income	$107.7	$49.7

	Nine Months Ended
	October 1, 2010	October 2, 2009
Gross profit for reportable segments	$758.2	$454.4
Unallocated amounts:
Other unallocated manufacturing costs	(39.8)	(28.3)

Gross profit	$718.4	$426.1

Operating income for reportable segments	$373.1	$135.8
Unallocated amounts:
Restructuring and other charges	(7.0)	(25.6)
Other unallocated manufacturing costs	(39.8)	(28.3)
Other unallocated operating expenses	(32.9)	(23.1)

Operating income	$293.4	$58.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic location including local sales and exports made by operations within each area, based on shipments from the respective country are summarized as follows (in millions):

	Quarter Ended
	October 1, 2010	October 2, 2009
United States	$124.9	$72.6
The Other Americas	4.9	1.0
United Kingdom	90.0	78.7
Belgium	0.2	0.4
China	207.6	159.0
Singapore	137.7	108.8
The Other Asia/Pacific	35.4	52.4

	$600.7	$472.9

	Nine Months Ended
	October 1, 2010	October 2, 2009
United States	$362.0	$270.5
The Other Americas	9.4	3.1
United Kingdom	276.7	180.2
Belgium	0.3	29.1
China	579.2	405.2
Singapore	401.9	267.5
The Other Asia/Pacific	104.7	116.2

	$1,734.2	$1,271.8

Property, plant and equipment, net by geographic location are summarized as follows (in millions):

	October 1, 2010	December 31, 2009
United States	$203.1	$170.7
China	99.8	94.9
Europe	105.2	109.5
Malaysia	131.9	114.3
The Other Asia/Pacific	160.9	105.9
Japan	72.0	68.8
Belgium	42.7	38.7
The Other Americas	4.9	2.7

	$820.5	$705.5

For the quarter and nine months ended October 1, 2010, one of the Company’s customers accounted for 14% and 12% of the Company’s total revenues, respectively. For the quarter and nine months ended October 2, 2009, one of the Company’s customers accounted for 12% and 11% of the Company’s total revenues, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K, filed with the SEC on February 25, 2010, and our unaudited consolidated financial statements for the fiscal quarter ended October 1, 2010, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and our most recent Form 10-K.

Company Highlights for the Quarter Ended October 1, 2010

•	Record quarterly revenues of approximately $600.7 million, an increase of approximately 3% from the second quarter of 2010

•	GAAP gross margin of 41.0%

•	GAAP net income of $0.20 per fully diluted share

•	Record low net debt position of approximately $223 million

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual revenue growth rate in our total addressable market of approximately 4.6% during 2010 through 2013. These are not our projections and may not be indicative of actual results, but we, like many of our competitors, use this information as useful, third-party projections and estimates.

Business and Company Overview

We are a premier supplier of high performance, silicon solutions for energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 42,000 products and we shipped approximately 28.6 billion units during the first nine months of 2010 as compared to approximately 20.5 billion units in the first nine months of 2009. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Acquisitions

On July 14, 2010, we announced we had entered into a definitive purchase agreement with SANYO Electric Co., Ltd, a Japanese corporation (“SANYO Electric”), providing for the acquisition of SANYO Semiconductor Co., Ltd., a Japanese corporation and subsidiary of SANYO Electric (“SANYO Semiconductor”), and other assets related to SANYO Electric’s semiconductor business. The purchase price is approximately ¥33.0 billion ($366.0 million), subject to adjustment at closing. We have been working with SANYO Electric and SANYO Semiconductor on the transaction closing conditions, and given the time table required to complete a number of these closing conditions, we believe the transaction will close in the beginning of the first quarter of 2011, rather than the fourth quarter of 2010 as originally estimated. The transaction is subject to regulatory approvals and closing conditions. We do not currently believe we will need to access the capital markets to finance the transaction, nor do we currently anticipate the need to issue any new shares of common stock to finance the transaction.

The purchase price is payable in Yen and therefore the actual US dollar value of the purchase price will be determined based on the prevailing exchange rate on the date of closing. All US dollar amounts reflected above are based on a ¥90.2 to $1 USD exchange rate on the date of the announcement. On October 1, 2010 the exchange rate was ¥83.75 to $1 USD and had the transaction closed on that date, the consideration payable would have been $394.0 million.

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

Automotive & Power Group	Computing & Consumer Products	Digital & Mixed-Signal Products Group	Standard Products

MOSFETs	DC-DC Conversion	Medical	Bipolar Power

Analog Automotive	Analog Switches	Integrated Sensor Products (“ISP”)	Thyristor

Auto Power	AC-DC Conversion	Military & Aerospace	Small Signal

LDO & Vregs	Low Voltage	Industrial	Zener

Mixed-Signal Automotive	Standard Logic	Communications & High Voltage	Protection

Automotive Application Specific Standard Products (“ASSP”)	Power Switching	High Frequency	Rectifier

	Signal & Interface	Foundry and Manufacturing Services	Filters

Memory Products

We have approximately 403 direct customers worldwide, and we also service approximately 274 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Continental Automotive Systems, Delta, Samsung, Hella, LG Electronics, Motorola, Boston Scientific, Delphi, Huawei Technology, Seagate Technology, Sony Ericsson, Bosch, General Electric, Raytheon, Alcatel, Siemens, and Visteon; (2) electronic manufacturing service providers, such as Flextronics, Jabil and Sanmina; and (3) global distributors, such as Avnet, World Peace, Arrow, Wintech, Yosun, EBV Elektronik, and Future.

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, India, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 247 new product families in 2009. During the nine months ended October 1, 2010, we introduced an additional 187 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position us for continued growth. As a result, we often invest at the greatest opportunity to refresh existing products in our commodity logic, analog, and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

Macroeconomic Environment

While we have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure, the United States and global economies continue to undergo a period of unprecedented volatility. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. These macroeconomic factors have affected our customers and suppliers, which in turn has affected our business, including sales, the collection of receivables, and results of operations. Although we view many of these macroeconomic environment issues as temporary, our continuing outlook for the future will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.

Outlook

Based on current booking trends, backlog levels and estimated turns levels, we anticipate that total revenues will be approximately $565.0 million to $585.0 million in the fourth quarter of 2010. Backlog levels at the beginning of the fourth quarter of 2010 were down slightly from backlog levels at the beginning of the third quarter of 2010 and represent over 90% of our anticipated fourth quarter 2010 revenues. We expect average selling prices for the fourth quarter of 2010 will be approximately flat compared to the third quarter of 2010. We expect cash capital expenditures of approximately $54.0 million in the fourth quarter of 2010.

For the fourth quarter of 2010, we expect gross profit as a percentage of revenues to be approximately 40.0% to 41.0%. For the fourth quarter of 2010, we also expect total operating expenses of approximately $137.0 million to $141.0 million, which includes amortization of acquisition-related intangible assets, restructuring and other charges of $10.0 million.

We anticipate interest expense, net of interest income, and other expenses will be approximately $18.0 million, which includes non-cash interest expense of approximately $9.0 million relating to our convertible senior subordinated notes. We expect the provision for income taxes to be approximately $4.0 million in the fourth quarter of 2010, with cash payments of income taxes to be approximately $3.0 million in the fourth quarter of 2010. We also expect share-based compensation expense of approximately $12.0 million to $13.0 million in the fourth quarter of 2010.

Results of Operations

Quarter Ended October 1, 2010 Compared to Quarter Ended October 2, 2009

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended October 1, 2010 and October 2, 2009. The amounts in the following table are in millions:

	Quarter ended
	October 1, 2010	October 2, 2009	Dollar Change
Revenues	$600.7	$472.9	$127.8
Cost of revenues	354.2	297.1	57.1

Gross profit	246.5	175.8	70.7
Operating expenses:
Research and development	63.3	53.8	9.5
Selling and marketing	35.5	30.0	5.5
General and administrative	31.2	27.1	4.1
Amortization of acquisition-related intangible assets	7.9	7.3	0.6
Restructuring, asset impairments and other net	0.9	7.9	(7.0)

Total operating expenses	138.8	126.1	12.7

Operating income	107.7	49.7	58.0

Other income (expenses):			—
Interest expense	(14.1)	(15.8)	1.7
Interest income	0.2	0.1	0.1
Other	(0.8)	(1.5)	0.7

Other income (expenses), net	(14.7)	(17.2)	2.5

Income (loss) before income taxes and minority interests	93.0	32.5	60.5
Income tax provision	(4.6)	(1.9)	(2.7)

Net income (loss)	88.4	30.6	57.8
Net (income) loss attributable to minority interests	(0.6)	(0.7)	0.1

Net income (loss) attributable to ON Semiconductor Corporation	$87.8	$29.9	$57.9

Revenues

Revenues were $600.7 million and $472.9 million during the quarters ended October 1, 2010 and October 2, 2009, respectively. The increase in the third quarter of 2010 as compared to the third quarter of 2009 was primarily due to an increase in volume and mix of 26% combined with increased revenues from our acquisition of PulseCore, CMD and SDT of $20.3 million, or 4%, partially offset by decreases in average selling prices of approximately 3%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended October 1, 2010	As a % Revenue (1)	Quarter Ended October 2, 2009	As a % Revenue	Dollar Change	% Change
Automotive and Power Group	$144.6	24%	$108.3	23%	$36.3	34%
Computing and Consumer Group	134.6	22%	114.4	24%	20.2	18%
Digital and Mixed-Signal Product Group	115.7	19%	97.0	21%	18.7	19%
Standard Products Group	205.8	34%	153.2	32%	52.6	34%

Total revenues	$600.7		$472.9		$127.8

(1)	Certain amounts may not total due to rounding of individual amounts

Revenues from automotive power group increased $36.3 million, or 34%, in the third quarter of 2010 as compared to the third quarter of 2009. The increase is attributed to increases in revenues from MOSFETs of 27%, mixed signal automotive products of 42%, analog automotive products of 44%, LDO and voltage regulator products of 25%, auto power products of 39% and automotive application specific standard products of 55%.

Revenues from computing and consumer products increased $20.2 million, or 18%, in the third quarter of 2010 as compared to the third quarter of 2009. The increase is attributed to increases in revenues signal and interface products of 32%, standard logic products of 43%, power switch products of 17%, AC to DC conversion products of 21% and DC to DC conversion products of 45%, partially offset by decreases in revenues from analog switch products of 48% and low voltage power products of 1%.

Revenues from digital and mixed-signal product group increased $18.7 million, or 19%, in the third quarter of 2010 as compared to the third quarter of 2009. The increase is attributed to increases in revenues from industrial products of 49%, high frequency products of 36%, revenues from recent acquisition of SDT, military and aerospace products of 16%, communication and high voltage products of 88%, revenues from acquisition of PulseCore, integrated sensor products of 36% and manufacturing service revenues of 5%, partially offset by decreases in revenues from foundry products.

Revenues from standard products increased $52.6 million, or 34%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributed to increases in revenues from protection products of 46%, rectifier products of 29%, filter products of 74%, revenues from our acquisition of Catalyst of 49%, small signal products of 11%, zener products of 44%, bipolar power products of 34% and thyristor products of 23%.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended October 1, 2010	As a % Revenue	Quarter Ended October 2, 2009	As a % Revenue (1)
Americas	$129.8	22%	$73.6	16%
Asia/Pacific	380.7	63%	320.2	68%
Europe	90.2	15%	79.1	17%

Total	$600.7	100%	$472.9	100%

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended October 1, 2010, we had one customer that accounted for approximately 14% of our total revenues. For the quarter ended October 2, 2009, we had one customer that accounted for 12% our total revenues.

Gross Profit

Our gross profit was $246.5 million in the third quarter of 2010 compared to $175.8 million in the third quarter of 2009. As a percentage of revenues, our gross profit was 41.0% in the third quarter of 2010 as compared to 37.2% in the third quarter of 2009. Gross profit as a percentage of revenues increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to increases in volume driving better factory utilization, cost savings from profitability enhancement programs, combined with lower expensing of fair market value step up of inventory in the third quarter of 2010 as compared to the third quarter of 2009, partially offset by a 3% decrease in average selling prices in the third quarter of 2010. The gross profit by reportable segment in each of these quarters are as follows (dollars in millions):

	Quarter Ended October 1, 2010	As a % Net Revenue	Quarter Ended October 2, 2009	As a % Net Revenue	Dollar Change	% Change
Automotive & Power Group	$55.6	9.3%	$38.1	8.1%	$17.5	46%
Computing and Consumer Products	57.6	9.6%	41.1	8.7%	16.5	40%
Digital & Mixed-Signal Product Group	68.1	11.3%	54.5	11.5%	13.6	25%
Standard Products	79.9	13.3%	49.5	10.5%	30.4	61%

Gross profit by segment	261.2		183.2		$78.0
Unallocated Manufacturing	(14.7)	-2.4%	(7.4)	-1.6%

Total gross profit	$246.5	41.0%	$175.8	37.2%

Gross profit from automotive and power group increased $17.5 million, or 46%, in the third quarter of 2010 as compared to the third quarter of 2009. The increase is attributable to increases in gross profit from mixed signal automotive products of 48%, LDO and voltage regulator products of 78%, analog automotive products of 86%, MOSFETs of 21%, auto power products of 39% and automotive application specific standard products of 76%.

Gross profit from computing and consumer products increased $16.5 million, or 40%, in the third quarter of 2010 as compared to the third quarter of 2009. The increase is attributable to increases in gross profit from signal and interface products of 75%, power switch products of 77%, standard logic products of 73%, AC to DC conversion products of 18%, DC to DC conversion products of 55% and low voltage power products of 12%, partially offset by decreases in gross margin from analog switch products of 58%.

Gross profit from digital and mixed-signal products increased $13.6 million, or 25%, in the third quarter of 2010 as compared to the third quarter of 2009. The increase is attributable to increases in gross profit from industrial products of 59%, manufacturing service products of greater than 100%, high frequency products of 53%, military and aerospace products of 12%, communications and high voltage products of 87%, gross margin from acquisition of PulseCore and integrated sensor products of 25%, partially offset by decreases in gross margin from foundry products of 24% and medical products of 17%.

Gross profit from standard products increased $30.4 million, or 61%, in the second quarter of 2010 as compared to the second quarter of 2009. The increase is attributable to increases in gross profit from protection products of 45%, rectifier products of 54%, small signal products of 33%, zener products of 62%, filters of 65%, gross margin from acquisition of Catalyst of 72% and bipolar power products of 49%.

Operating Expenses

Research and development expenses were $63.3 million in the third quarter of 2010 compared to $53.8 million in the third quarter of 2009, representing an increase of $9.5 million, or 17.7%. Research and development expenses represented 10.5% and 11.4% of revenues in the third quarter of 2010 and the third quarter of 2009, respectively. The dollar increase in research and development expense was primarily attributed to increased expense associated with on-going research and development activities as a result of the newly acquired PulseCore, CMD and SDT businesses, combined with increased employee salaries and wages due to the elimination in 2010 of work furloughs or short work weeks based upon local legal requirements.

Selling and marketing expenses were $35.5 million in the third quarter of 2010 compared to $30.0 million in the third quarter of 2009, representing an increase of $5.5 million, or 18.3%. Selling and marketing expenses represented 5.9% and 6.3% of revenues in the third quarter of 2010 and the third quarter of 2009, respectively. The dollar increase in selling and marketing expense was primarily attributed to increased employee salaries and wages due to the elimination in 2010 of work furloughs or short work weeks based upon local legal requirements.

General and administrative expenses were $31.2 million in the third quarter of 2010 compared to $27.1 million in the third quarter of 2009, representing an increase of $4.1 million, or 15.1%. General and administrative expenses represented 5.2% and 5.7% of revenues in the third quarter of 2010 and the third quarter of 2009, respectively. The increase in general and administrative expenses was primarily attributed to increased acquisition related expenses, employee salaries and wages due to the elimination in 2010 of work furloughs or short work weeks based upon local legal requirements, partially offset by decreased stock compensation expense.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $0.9 million in the third quarter of 2010 compared to $7.9 million in the third quarter of 2009.

In June 2010, we acquired SDT and announced plans to integrate the overlapping operations of SDT and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the quarter ended October 1, 2010 we recorded $0.2 million of employee separation charges. All termination benefits were for 36 individuals, of which all had been terminated by the end of the third quarter of 2010.

In January 2010, we acquired CMD and announced plans to integrate the overlapping operations of CMD and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the quarter ended October 1, 2010, we recorded $0.7 million of employee separation charges. These termination benefits were for 11 individuals, of which six had been terminated as of October 1, 2010. It is anticipated that all terminations will be completed by the end of fiscal 2010.

In May 2008, we announced our intention to cease production at our Piestany, Slovakia manufacturing facilities resulting in an impairment charge of $7.9 million, which was recorded during the second quarter of 2008 The closure of the Piestany, Slovakia manufacturing facilities was completed during the quarter ended October 2, 2009. An additional impairment charge of $5.4 million was recorded during the quarter ended October 2, 2009 that resulted from the subsequent decline in the estimated fair value of the Piestany property. Additionally, during the quarter ended October 2, 2009, we recorded a ($0.2) million adjustment of termination benefits for approximately 430 employees which is being recognized ratably from the date of announcement to the employees’ actual termination dates. During the quarter ended October 2, 2009, we recorded exit costs of $0.7 million related to the planned shutdown of the Piestany, Slovakia manufacturing facility. The exit costs of $0.7 million were for charges incurred relative to the cancellation of certain contracts and other relevant costs.

In August 2009, we announced plans to consolidate into fewer product development centers for cost savings purposes by closing our Hong Kong and Bulgaria design centers. During the quarter ended October 2, 2009, we recorded employee separation charges of $1.0 million dollars and $0.3 million dollars in exit costs related to this activity. These termination benefits were for approximately 47 individuals.

In January 2009, we announced a worldwide employee reduction program for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the quarter ended October 2, 2009 we recorded an additional employee separation charge of $0.4 million. Those termination benefits were for approximately 14 individuals of which 10 had been terminated as of October 2, 2009.

In March 2008, we acquired AMIS Holdings, Inc. (“AMIS”) and announced plans to integrate the operations of the two companies in part, for cost savings purposes. As part of these plans, certain duplicative positions were eliminated and certain overlapping or duplicative contracts with external suppliers were renegotiated with terms applicable to the combined company. During the quarter ended October 2, 2009, we recorded exit costs of $0.3 million related to the 2008 acquisition of AMIS. The exit costs of $0.3 million were for charges incurred relative to transfer of certain assets to other locations.

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $7.9 million and $7.3 million for the quarters ended October 1, 2010 and October 2, 2009, respectively. The increase of $0.6 million from the third quarter of 2009 to 2010 was primarily attributed to amortization of intangible assets associated with our acquisitions of PulseCore, CMD and SDT.

Operating Income

Information about operating income from our reportable segments for the quarters ended October 1, 2010 and October 2, 2009 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed-Signal Product Group	Standard Products Group	Total
For the quarter ended October 1, 2010: Segment operating income	$26.8	$26.3	$27.5	$57.1	$137.7
For the quarter ended October 2, 2009: Segment operating income	$11.5	$13.4	$18.8	$29.5	$73.2

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	October 1, 2010	October 2, 2009
Operating income for reportable segments	$137.7	$73.2
Unallocated amounts:
Restructuring asset impairments and other charges, net	(0.9)	(7.9)
Other unallocated manufacturing costs	(14.7)	(7.4)
Other unallocated operating expenses	(14.4)	(8.2)

Operating income	$107.7	$49.7

Interest Expense and Other

Interest expense decreased $1.7 million to $14.1 million in the third quarter of 2010 compared to $15.8 million in the third quarter of 2009. We recorded amortization of debt discount to interest expense of $8.3 million and $8.3 million for the quarters ended October 1, 2010 and October 2, 2009, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the third quarter of 2010 was $769.7 million with a weighted average interest rate of 7.3% compared to $899.9 million and a weighted average interest rate of 7% in the third quarter of 2009. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Provision for Income Taxes

Provision for income taxes was $4.6 million in the third quarter of 2010 compared to a $1.9 million tax provision in the third quarter of 2009. The provision for the third quarter of 2010 included $4.0 million for income and withholding taxes of certain of our foreign and U.S. operations and $0.6 million of new reserves and interest on existing reserves for potential liabilities in U.S. and foreign taxing jurisdictions. Provision for income taxes was $1.9 million in the third quarter of 2009. The provision for the third quarter of 2009 included $1.6 million for income and withholding taxes of certain of our foreign operations and $0.3 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

Due to our domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Nine Months Ended October 1, 2010 Compared to Nine Months Ended October 2, 2009

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended October 1, 2010 and October 2, 2009. The amounts in the following table are in millions:

	Nine Months Ended
	October 1, 2010	October 2, 2009	Dollar Change
Revenues	$1,734.2	$1,271.8	$462.4
Cost of revenues	1,015.8	845.7	170.1

Gross profit	718.4	426.1	292.3
Operating expenses:
Research and development	188.6	148.1	40.5
Selling and marketing	107.6	87.4	20.2
General and administrative	98.0	84.4	13.6
In-process research and development	—	—	—
Amortization of acquisition-related intangible assets	23.8	21.8	2.0
Restructuring, asset impairments and other net	7.0	25.6	(18.6)

Total operating expenses	425.0	367.3	57.7

Operating income	293.4	58.8	234.6

Other income (expenses):
Interest expense	(45.0)	(49.2)	4.2
Interest income	0.4	0.7	(0.3)
Other	(7.0)	(4.2)	(2.8)
Loss on debt repurchase	(0.7)	(3.1)	2.4

Other income (expenses), net	(52.3)	(55.8)	3.5

Income (loss) before income taxes and minority interests	241.1	3.0	238.1
Income tax (provision) benefit	(9.4)	(8.1)	(1.3)

Net income (loss)	231.7	(5.1)	236.8
Net (income) loss attributable to minority interests	(2.2)	(1.9)	(0.3)

Net income (loss) attributable to ON Semiconductor Corporation	$229.5	$(7.0)	$236.5

Revenues

Revenues were $1,734.2 million and $1,271.8 million during the nine months ended October 1, 2010 and October 2, 2009, respectively. The increase from the first nine months of 2010 compared to the first nine months of 2009 was primarily due to increase in volume and mix of sales of 39% combined with an increase in revenues from our acquisitions of SDT, PulseCore and CMD of $25.8 million, or 2%, partially offset by decreases in average selling prices of 5%. The revenues by reportable segment were as follows (dollars in millions):

	Nine Months Ended October 1, 2010	As a % Revenue	Nine Months Ended October 2, 2009	As a % Revenue	Dollar Change	% Change
Automotive and Power Group	$409.7	24%	$286.0	22%	$123.7	43%
Computing and Consumer Group	392.9	23%	294.7	23%	98.2	33%
Digital and Mixed-Signal Product Group	353.8	20%	286.7	23%	67.1	23%
Standard Products Group	577.8	33%	404.4	32%	173.4	43%

Total revenues	$1,734.2		$1,271.8		$462.4

Revenues from automotive and power group increased $123.7 million, or 43%, in the first nine months of 2010 as compared to the first nine months of 2009. The increase is attributed to increases in MOSFETs of 34%, mixed signal automotive products of 53%, analog automotive products of 66%, LDO and voltage regulator products of 36%, auto power products of 40% and automotive application specific standard products of 64%.

Revenues from computing and consumer products group increased $98.2 million, or 33%, in the first nine months of 2010 as compared to the first nine months of 2009. The increase is attributable to increases in revenues from signal and interface products of 45%, AC to DC conversion products of 39%, power switch products of 34%, standard logic products of 61%, DC to DC conversion products of 41% and low voltage power products of 4%, partially offset by decreases in revenues from analog switch products of 14%.

Revenues from digital and mixed-signal product group increased $67.1 million, or 23%, in the first nine months of 2010 as compared to the first six months of 2009. The increase in revenues is attributable to increases in revenues from industrial products of 57%, military and aerospace products of 16%, high frequency products of 27%, integrated sensor products of 90%, revenues from acquisition of SDT, revenues from acquisition of PulseCore, medical products of 3% and communication and high voltage products of 16%, partially offset by decreases in revenues from foundry products of 2% and manufacturing service revenues of less than 1%.

Revenues from standard products group increased $173.4 million, or 43%, in the first nine months of 2010 as compared to the first nine months of 2009. The increase is attributed to rectifier products of 45%, protection products of 45%, small signal of 22%, filters products of 64%, zener products of 54%, revenues from acquisition of Catalyst of 31%, bipolar power products of 38% and thyristor products of 49%.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Nine Months Ended October 1, 2010	As a % Revenue	Nine Months Ended October 2, 2009	As a % Revenue
Americas	$371.4	21%	$273.6	22%
Asia/Pacific	1,085.7	63%	788.9	62%
Europe	277.1	16%	209.3	16%

Total	$1,734.2	100%	$1,271.8	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the nine months ended October 1, 2010, we had one customer that accounted for approximately 12% of our total revenues. For the nine months ended October 2, 2009, we had one customer that accounted for 11% of our total revenues.

Gross Profit

Our gross profit was $718.4 million in the first nine months of 2010 compared to $426.1 million in the first nine months of 2009. As a percentage of revenues, our gross profit was 41.4% in the first nine months of 2010 as compared to 33.5% in the first nine months of 2009. Gross profit as a percentage of revenues increased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to increases in volume driving better factory utilization, cost savings from profitability enhancement programs, combined with a lower amount of expensing of fair market value step up of inventory in the first nine months of 2010 as compared to the first nine months of 2009, offset by the 5% decrease in average selling prices in the first nine months of 2010. The gross profit by reportable segment in each of these quarters are as follows (dollars in millions):

	Nine Months Ended October 1, 2010	As a % of Total Company Net Revenue	Nine Months Ended October 2, 2009	As a % of Total Company Net Revenue	Dollar Change	% Change
Automotive & Power Group	$152.3	8.8%	$85.6	6.7%	$66.7	78%
Computing and Consumer Products	172.1	9.9%	98.3	7.7%	73.8	75%
Digital & Mixed-Signal Product Group	220.3	12.7%	154.6	12.2%	65.7	42%
Standard Products	213.5	12.3%	115.9	9.1%	97.6	84%

Gross profit by segment	758.2		454.4		$303.8
Unallocated Manufacturing	(39.8)	-2.3%	(28.3)	-2.2%

Total gross profit	$718.4	41.4%	$426.1	33.5%

Gross profit from automotive and power group increased $66.7 million, or 78%, in the first nine months of 2010 as compared to the first nine months of 2009. The increase is attributable to increases in gross profit from mixed signal automotive products of 97%, MOSFETs of 59%, LDO and voltage regulator products of greater than 100%, analog automotive products of 73%, auto power products of 53% and automotive application specific standard products of 89%.

Gross profit from computing and consumer products increased $73.8 million, or 75%, in the first nine months of 2010 as compared to the first nine months of 2009. The increase can be attributable to increases in gross profit from signal and interface products of 85%, power switch products of greater than 100%, standard logic products of greater than 100%, AC to DC conversion products of 61%, DC to DC conversion products of 76% and low voltage power products of 10%, partially offset by decreases in gross profit from analog switch products of 3%.

Gross profit from digital and mixed-signal product group increased $65.7 million, or 42%, in the first nine months of 2010 as compared to the first nine months of 2009. The increase is attributable to increases in gross profit from industrial products of 97%, manufacturing service products of greater than 100%, high frequency products of 37%, military and aerospace products of 17%, gross profit from acquisition of PulseCore, integrated sensor products of 80% and communication and high voltage products of 12%, partially offset by decreases in gross profit from foundry products of 12% and medical products of 1%.

Gross profit from standard products increased $97.6 million, or 84%, in the first nine months of 2010 as compared to the first nine months of 2009. The increase is attributable to increases in gross profit from rectifier products of greater than 100%, protection products of 65%, small signal products of 63%, zener products of greater than 100%, gross profit from acquisition of Catalyst of 49%, filter products of 43%, bipolar power products of 87% and thyristor products of 68%.

Operating Expenses

Research and development expenses were $188.6 million in the first nine months of 2010 compared to $148.1 million in the first nine months of 2009, representing an increase of $40.5 million, or 27.3%. Research and development expenses represented 10.9% and 11.6% of revenues in the first nine months of 2010 and the first nine months of 2009, respectively. The increase in research and development expense was primarily attributable to increased expense associated with ongoing research and development activities as a result of the newly acquired SDT, PulseCore and CMD businesses, increased salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local requirements, and an increase in performance bonuses as a result of our achievement of certain financial goals.

Selling and marketing expenses were $107.6 million in the first nine months of 2010 compared to $87.4 million in the first nine months of 2009, representing an increase of $20.2 million, or 23.1%. Selling and marketing expenses represented 6.2% and 6.9% of revenues in the first nine months of 2010 and the first nine months of 2009, respectively. The increase in selling and marketing expense was primarily attributed to increased salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local requirements and an increase in performance bonuses as a result of our achievement of certain financial goals.

General and administrative expenses were $98.0 million in the first nine months of 2010 compared to $84.4 million in the first nine months of 2009, representing an increase of $13.6 million, or 16.1%. General and administrative expenses represented 5.7% and 6.6% of revenues in the first nine months of 2010 and in the first nine months of 2009, respectively. The increase in general and administrative expenses was primarily attributed to increased acquisition related expenses, employee salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local legal requirements, an increase in performance bonuses as a result of our achievement of certain financial goals, partially offset by decreased stock compensation expense.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net were $7.0 million in the first nine months of 2010 compared to $25.6 million in the first nine months of 2009.

In June 2010, we acquired SDT and announced plans to integrate the overlapping operations of SDT and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the nine months ended October 1, 2010 we recorded $2.2 million of employee separation charges. Termination benefits were for approximately 36 individuals, of which all have been terminated as of October 1, 2010.

During the first quarter of 2010, we agreed to make a $0.8 million cash payment settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the nine months ended October 1, 2010.

In January 2010, we acquired CMD and announced plans to integrate the overlapping operations of CMD and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the nine months ended October 1, 2010 we recorded $3.5 million of employee separation charges. These termination benefits were for 25 individuals, of which 19 were terminated as of October 1, 2010. It is anticipated that all terminations will be completed by the end of fiscal 2010. Additionally, during the nine months ended October 1, 2010 we recorded $0.1 million of exit costs associated with the exit of certain leases.

In January 2009, we announced a worldwide employee reduction program for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the nine months ended October 1, 2010, we recorded an additional employee separation charge of $0.1 million for one employee who was terminated.

In August 2009, we announced plans to reduce the number of design centers for cost savings purposes. During the nine months ended October 1, 2010 we recorded employee separation charges of $0.2 million and $0.1 million of exit costs associated with this activity. All termination benefits were for approximately 16 individuals, of which all had been terminated by the end of the second quarter of 2010.

In May 2008, we announced our intention to cease production at our Piestany, Slovakia manufacturing facilities. The closure of the Piestany, Slovakia manufacturing facilities was completed during the quarter ended October 2, 2009. An additional impairment charge of $5.4 million was recorded during the quarter ended October 2, 2009 that resulted from the subsequent decline in the estimated fair value of the Piestany property. Additionally, during the nine months ended October 2, 2009, we recorded $1.7 million, net of adjustments of termination benefits for approximately 430 employees which were being recognized ratably from the date of announcement to the employees’ termination dates. Additionally, we recorded $1.3 million of exit costs related to the shutdown of the manufacturing facility.

In August 2009, we announced plans to reduce the number of design centers for cost savings purposes. During the nine months ended October 2, 2009, we recorded employee separation charges of $1.0 million dollars and $0.3 million dollars in exit costs related to this activity. These termination benefits were for approximately 47 individuals, of which one had been terminated at the end of the third quarter of 2009.

In June 2009, we recorded $0.2 million of asset impairments. Prior to June 2009, we had capitalized certain assets used in one of our wafer fabrication facilities. The $0.2 million of asset impairments resulted from the fact that we currently have no plans to use the assets, and management does not consider this a temporary cessation of use.

In June 2009, we announced a Belgium employee reduction program, for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the nine months ended October 2, 2009, we recorded employee separation charges $3.9 million. These termination benefits were for approximately 21 individuals of which 16 had been terminated as of October 2, 2009.

In January 2009, we announced a worldwide employee reduction program, for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the nine months ended October 2, 2009, we recorded employee separation charges of $12.3 million. These termination benefits are for approximately 570 individuals of which 566 have been terminated. During the quarter ended October 2, 2009, we recorded exit costs of $0.4 million related to the elimination of certain contracts.

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

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets were $23.8 million and $21.8 million for the nine months ended October 1, 2010 and October 2, 2009, respectively. The increase of $2.0 million from the first nine month of 2009 to 2010 was primarily attributed to amortization of intangible assets associated with our acquisition of PulseCore, CMD and SDT.

Operating Income

Information about operating income from our reportable segments for the nine months ended October 1, 2010 and October 2, 2009, respectively, is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed-Signal Product Group	Standard Products Group	Total
For the nine months ended October 1, 2010: Segment operating income	$66.1	$78.7	$95.4	$132.9	$373.1
For the nine months ended October 2, 2009: Segment operating income	$8.0	$19.4	$50.8	$57.6	$135.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Nine Months Ended
	October 1, 2010	October 2, 2009
Operating income for reportable segments	$373.1	$135.8
Unallocated amounts:
Restructuring asset impairments and other charges, net	(7.0)	(25.6)
Other unallocated manufacturing costs	(39.8)	(28.3)
Other unallocated operating expenses	(32.9)	(23.1)

Operating income	$293.4	$58.8

Interest Expense and Other

Interest expense decreased $4.2 million to $45.0 million in the first nine months of 2010 compared to $49.2 million in the first nine months of 2009. We recorded amortization of debt discount to interest expense of $25.3 million and $26.6 million for the nine months ended October 1, 2010 and October 2, 2009, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the first nine months of 2010 was $859.7 million with a weighted average interest rate of 7.0% compared to $952.7 million and a weighted average interest rate of 6.9% in the first nine months of 2009. See “Liquidity and Capital Resources—Key Financing Events” below for a description of our refinancing activities.

See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and matters including intellectual property matters.

Loss on Debt Repurchase

During the first nine months of 2010, we prepaid approximately $169.8 million of our senior bank facilities and incurred a $0.8 million loss on the prepayment, for the write off of $0.8 million in unamortized debt issuance costs. Additionally, during the first nine months of 2010, we recognized a $0.1 million gain on the modification of our Zero Coupon Convertible Senior Subordinated Notes Due 2024, for a net loss on debt repurchase of $0.7 million during the first nine months of 2010.

During the first nine months of 2009, we repurchased approximately $99.7 million of our Zero Coupon Convertible Senior Subordinated Notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We reduced unamortized debt discount by $8.7 million and recognized a $3.1 million loss on the prepayment, which included the write-off of $0.7 million in unamortized debt issuance costs.

Provision for Income Taxes

Provision for income taxes was $9.4 million in the first nine months of 2010 compared to a provision of $8.1 million in the first nine months of 2009. The provision for the first nine months of 2010 included $9.4 million for income and withholding taxes of certain of our foreign operations and $1.2 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $1.2 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first nine months of 2010. Provision for income taxes was $8.1 million in the first nine months of 2009. The provision for the first nine months of 2009 included $10.6 million for income and withholding taxes of certain of our foreign operations and $1.8 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by a tax benefit of $4.3 million for the reversal of previously accrued income taxes for uncertain tax positions that have been effectively settled through examination.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Cash Requirements

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at October 1, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Contractual obligations (3)
Long-term debt (2)	$950.0	$63.5	$109.2	$246.0	$513.2	$4.2	$13.9
Operating leases (1)	100.2	7.2	18.6	15.7	12.4	8.1	38.2
Purchase obligations (1):
Capital purchase obligations	86.4	68.7	15.9	1.5	0.3	—	—
Foundry and inventory purchase obligations	14.5	2.0	4.5	2.7	2.1	1.7	1.5
Mainframe support	1.1	0.6	0.5	—	—	—	—
Information technology and communication services	34.3	4.0	15.7	10.2	4.4	—	—
Other	52.6	6.6	13.2	6.9	6.1	6.0	13.8

Total contractual obligations	$1,239.1	$152.6	$177.6	$283.0	$538.5	$20.0	$67.4

(1)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off Balance Sheet Arrangements” for a description of our off balance sheet arrangements.)
(2)	Includes the interest portion of payments for long-term debt.
(3)	The table above does not include approximately $16.1 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of such liabilities.

Our long-term debt includes approximately $96.2 million of Zero Coupon Convertible Senior Subordinated Notes due 2024 at par, approximately $95.0 million of 1.875% Convertible Senior Subordinated Notes due 2025 at par, approximately $484.0 million of 2.625% Convertible Senior Subordinated Notes due 2026 at par, approximately $4.3 million of loans with two Japanese banks, approximately $33.0 million of loans with two Chinese banks, approximately $50.9 million of loans with three Philippine banks, approximately $24.4 million of loans with a British finance company, approximately $40.0 million of financing with a Hong Kong bank and approximately $62.2 million of capital lease obligations. For purposes of the contractual obligations schedule, we have shown the convertible debt at par value maturing upon the first put date. (See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our unaudited consolidated balance sheet for our foreign pension plans (see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q).

On July 14, 2010 we entered into a definitive purchase agreement with SANYO Electric, providing for the acquisition of SANYO Semiconductor and other assets related to SANYO Electric’s semiconductor business. The purchase price is approximately ¥33.0 billion ($366.0 million), subject to adjustment at closing. We have been working with SANYO Electric and SANYO Semiconductor on the transaction closing conditions, and given the time table required to complete a number of these closing conditions, we believe the transaction will close in the beginning of the first quarter of 2011, rather than the fourth quarter of 2010 as originally estimated. We do not currently believe we will need to access the capital markets to finance the transaction, nor do we currently anticipate the need to issue any new shares of common stock to finance the transaction.

The purchase price is payable in Yen and therefore the actual US dollar value of the purchase price will be determined based on the prevailing exchange rate on the date of closing. All US dollar amounts reflected above are based on a ¥90.2 to $1 USD exchange rate on the date of the announcement. On October 1, 2010 the exchange rate was ¥83.75 to $1 USD and had the transaction closed on that date, the consideration payable would have been approximately $394.0 million.

Off Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank had an outstanding amount of $4.2 million as of October 1, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of October 1, 2010. We also have outstanding guarantees and letters of credit outside of our non-reusable commitment credit totaling $13.0 million at October 1, 2010.

As part of securing financing in the normal course of business, we issued guarantees related to our capital lease obligations which totaled approximately $17.1 million as of October 1, 2010. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $100.2 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

We from time to time, have been active in merger and acquisition activity. In connection with the these mergers or acquisitions, we have agreed to indemnify the other party or parties to the merger or acquisition agreement for certain claims or occurrences, limited in most instances, by time and/or monetary amounts.

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

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. For additional information about current cash commitments related to the SANYO Transaction, see Note 4: “Acquisitions.”

We believe that the key factors that could affect our internal and external sources of cash include:

•

factors that affect our results of operations and cash flows, including changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•

factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing; and our ability to maintain compliance with covenants under our existing debt agreements.

Our ability to service our long-term debt including our senior subordinated notes, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents will be adequate to fund our operating and capital needs including the expected SANYO transaction, as well as enable us to maintain compliance with our various debt agreements through at least the next twelve months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Operations

Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed below.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $618.5 million at October 1, 2010. Our working capital, excluding cash, was $55.6 million at October 1, 2010, and has fluctuated between $101.3 million and $13.1 million over the last eight quarter-ends.

The components of our working capital at October 1, 2010 and December 31, 2009 are set forth below (in millions), followed by explanations for changes between October 1, 2010 and December 31, 2009 for cash and cash equivalents and any other changes greater than $5 million:

	October 1, 2010	December 31, 2009	Change
Current Assets
Cash and cash equivalents	$562.9	$525.7	$37.2
Short-term investments	—	45.50	(45.5)
Receivables, net	314.30	260.9	53.4
Inventories, net	350.80	269.9	80.9
Other current assets	52.90	51.5	1.4
Deferred income taxes	14.80	15.1	(0.3)

Total current assets	1,295.7	1,168.6	127.1

Current Liabilities
Accounts payable	250.9	172.9	78.0
Accrued expenses	149.1	135.5	13.6
Income taxes payable	2.4	5.0	(2.6)
Accrued interest	4.5	0.9	3.6
Deferred income on sales to distributors	134.5	98.8	35.7
Current portion of long-term debt	135.8	205.9	(70.1)

Total current liabilities	677.2	619.0	58.2

Working capital	$618.5	$549.6	$68.9

The increase of $37.2 million of cash and cash equivalents is primarily due to $392.0 million of cash provided by operating activities, partially offset by $190.3 million of cash used in investing activities and $165.5 million of cash used in financing activities.

The decrease of $45.5 million in short-term investments is the result of investments maturing as cash and cash equivalents.

The increase of $53.4 million in receivables, net is the result of increased revenues at the end of the third quarter of 2010 compared to the end of the fourth quarter of 2009.

The increase of $80.9 million in inventories, net is the result of increased production needs to satisfy increased demand for products during the third quarter of 2010 as compared to the fourth quarter of 2009.

The increase of $78.0 million in accounts payable is the result of increased purchase of property, plant and equipment combined with an increase in purchases for production of inventory during the third quarter of 2010 as compared with the fourth quarter of 2009.

The increase of $13.6 million in accrued expenses is the result of increases in accrued bonuses, accrued vacation and accrued payroll.

The increase of $35.7 million in deferred income on sales to distributors is the result of increased inventories at our distributors.

The decrease of $70.1 million in current portion of long-term debt was primarily due to the reclassification of the principal balance of our Zero Coupon Convertible Senior Subordinated Notes to long-term debt as a result of the amendment to the notes which added an April 15, 2012 put and call option.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $145.9 million during the first nine months of 2010 compared to cash capital expenditures of $46.3 million during the first nine months of 2009. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2010 Financing Events

On April 12, 2010, we unilaterally amended the Indenture for our Zero Coupon Convertible Senior Subordinated Notes due 2024.

The amendments include:

•

One additional opportunity to require us to purchase the notes on April 15, 2012. The terms of this put option are otherwise identical to pre-existing trms of the notes whereby holders of the notes had the option to require us to purchase the notes on April 15, 2010; and

•	Terms eliminating our ability to redeem the notes at our option from April 15, 2010 until April 15, 2012.

In accordance with the right of the holders of the notes to require us to purchase the notes on April 15, 2010, approximately $3.2 million of the $99.4 million par value of notes then outstanding were purchased by us. In accordance with ASC 470—Debt, the amendment was considered a substantial modification for accounting purposes therefore; the $96.2 million original remaining debt was deemed to be extinguished, resulting in a $0.1 million gain, and new convertible debt with fair value of $98.5 million was deemed to be issued.

ASC 470, requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. Thus, the liability component of the new convertible debt was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the modification of the Convertible Notes for similar debt instruments without conversion feature. The equity component of the new convertible debt was recorded as additional paid in capital and represents the difference between the fair value of the modified Convertible Notes and the liability component. It also requires an accretion of the debt discount resulting from the allocation of a portion of the modified fair value to equity over the life of the Convertible Notes, which is expected to be the next put date. As a result, we recognized $13.3 million of debt discount, which will be amortized through April 2012.

In June 2010, one of our Asian subsidiaries entered into a loan agreement with a Hong Kong bank pursuant to which the bank purchased accounts receivables, with recourse. In accordance with Generally Accepted Accounting Principles in the United States, the purchased assets remained on our balance sheet as of October 1, 2010. The loan, which had a balance of $40.0 million as of October 1, 2010, bears interest payable weekly at 2-month LIBOR plus 1.75%. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.

In September 2010, one of our Chinese subsidiaries entered into two new short-term loan agreements with a Chinese bank to finance the purchase of raw materials. These short-term loans refinanced two loans with the same bank that matured in 2010. The loans, which had a balance of $14.0 million as of October 1, 2010, bear interest payable quarterly based on 3-month LIBOR plus 3.8% per annum. The full amount of the loans is due in September 2011.

In September 2010, our Philippine subsidiary entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $20.0 million as of October 1, 2010, bears interest payable quarterly based on 3-month LIBOR plus 2.0% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in September 2015.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of October 1, 2010 and December 31, 2009 (dollars in millions):

	October 1, 2010	December 31, 2009
Senior Bank Facilities:
Term Loan, interest payable monthly at 2.00063%	$—	$170.2
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	85.9	96.9
1.875% Convertible Senior Subordinated Notes due 2025 (2)	80.7	76.5
2.625% Convertible Senior Subordinated Notes due 2026 (3)	404.7	389.0
2.25% Loan with Japanese bank due 2010, interest payable semi-annually	—	3.6
Loan with Philippine banks due 2010 through 2012, interest payable quarterly at 1.52681% and 1.28438%, respectively	16.3	18.7
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.05375% and 1.00563%, respectively	9.3	10.5
Loan with Philippine bank due 2010 through 2013, interest payable quarterly at 1.54188% and 1.50375%, respectively	5.2	5.9
Loan with Philippine banks due 2010 through 2014, interest payable quarterly at 6.03063% prepaid in Q2 2010	—	10.3
Loan with Philippine bank due 2010 through 2015, interest payable quarterly at 2.2925%	20.0	—
Short-term loan with Chinese bank due 2010, interest payable quarterly at 3.36938% and 3.2725%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.7825%	—	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.7825%	—	6.0
Short-term loan with Chinese bank due 2011, interest payable quarterly at 4.09013% and 5.25063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2011, interest payable quarterly at 4.08938% and 4.28063%, respectively	7.0	7.0
Short-term loan with Chinese bank due 2010, interest payable quarterly at 2.55481% and 2.2525%, respectively	12.0	12.0
Loan with British finance company, interest payable monthly at 1.85% and 1.75%, respectively	24.4	23.1
Loan with Hong Kong bank, interest payable weekly at 2.02297%	40.0	—
1.875% Loan with Japanese bank due 2010 through 2013, interest payable semi-annually	2.5	2.6
Short-term loan with Japanese bank due 2010, interest payable monthly at .96% and 1.06%, respectively	1.8	1.6
Capital lease obligations	62.2	78.6

	786.0	933.5
Less: Current maturities	(135.8)	(205.9)

	650.2	727.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to us at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at our option on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2013.

As of October 1, 2010, we were in compliance with the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 and with covenants relating to other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through October 1, 2011.

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

Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as Catalyst, AMIS, PulseCore, CMD or SDT, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the nine months ended October 1, 2010 approximately $7.4 million of the initial $7.9 million in the inventory step up for acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $0.5 million in inventory and inventories at distributors at October 1, 2010. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method and is included in ASC 605—Milestone Method of Revenue Recognition. The ASU codifies the consensus reached in EITF 08-9, “Milestone Method of Revenue Recognition,” (“EITF 08-9”) addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010, with earlier application and retrospective application permitted. We are currently assessing the impact of ASU No. 2010-17 on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At October 1, 2010, our long-term debt (including current maturities) totaled $786.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $635.9 million. We do have interest rate exposure with respect to the $150.1 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $0.8 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, as a multinational business, we also conduct certain of these activities through transactions denominated in a variety of other currencies. We use forward foreign currency contracts to hedge firm commitments and reduce our overall exposure to the effects of currency fluctuations on our results of operations and cash flows. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments. This strategy reduces, but does not eliminate, the short-term impact of foreign currency exchange rate movements. For example, changes in exchange rates may affect the foreign currency sales price of our products and can lead to increases or decreases in sales volume to the extent that the sales price of comparable products of our competitors are less or more than the sales price of our products. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

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

Changes in Internal Controls Over Financial Reporting. On January 27, 2010, we acquired CMD, which operated under its own set of systems and internal controls. We completed the integration of CMD’s operations into our systems and control environment during the third quarter of 2010.

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

Other than as discussed above, there have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 1, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 14, 2009, a purported class action lawsuit was filed in the Superior Court of Santa Clara County, California (“Court”) captioned Robert Varrenti, et al. v. Robert Dickinson, Edward Ross, John Sprague,

David Wittrock, David Sear, Jon Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, California Micro Devices, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 109CV159469) (“California Action”). On December 29, 2009, the plaintiff in the California Action filed an amended complaint. On December 21, 2009, a second purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Annamarie Medeiros et al. v. California Micro Devices, Jon S. Castor, Robert V. Dickinson, Edward C. Ross, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, Pac-10 Acquisition Corporation and ON Semiconductor Corporation (No. 5159). On January 4, 2010, a third purported class action lawsuit was filed in the Court of Chancery in the State of Delaware captioned Sanjay Israni, et al. v. California Micro Devices, Robert V. Dickinson, Edward C. Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner, David L. Wittrock, ON Semiconductor Corporation and Pac-10 Acquisition Corporation (No. 5181) (the Delaware lawsuits referred to herein as the “Delaware Actions”). All three lawsuits contain similar allegations, stating generally that the proposed Transaction is the product of a breach of fiduciary duties by CMD’s Board of Directors by failing to adequately discharge their duties in negotiating and agreeing to the Transaction and that we and the Purchaser assisted in that breach. All three lawsuits requested an injunction enjoining the consummation of the Transaction. The Israni complaint also included a request for damages.

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

On August 2, 2010, the Court issued a final judgment approving the settlement set forth in the Stipulation and dismissing the California Action with prejudice. On September 8, 2010 the Delaware Court issued its order dismissing the Delaware Actions with prejudice based on the preceding order issued by the California Court. We believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

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

The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which held a hearing on the appeal September 29, 2010. The Board of Appeals is expected to issue its written decision on the appeal within the next several months. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants’ request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010 the judge granted Synopsys’ motion for summary judgment. On April 28, 2010 Ricoh filed a motion for reconsideration on the summary judgment ruling. On May 28, 2010, the judge denied the Ricoh motion and entered final judgment in Synopsys’ favor for non-infringement. Ricoh subsequently filed a Notice of Appeal on June 23, 2010 and served its brief on appeal August 31, 2010. Counsel for Synopsys expects to file its responsive brief by October 29, 2010 with oral arguments scheduled to occur as early as February 2011 and a decision on the appeal likely in the spring of 2011. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

The risk factor below updates those risk factors included in our Form 10-Q for the fiscal quarters ended April 2, 2010 and July 2, 2010, and in our Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”). This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements. Among these factors are, as discussed more below and in other parts of this and our previously filed Form 10-Qs, our revenues and operating performance, poor economic conditions and markets (including the current credit and financial conditions), the cyclical nature of the semiconductor industry, changes in demand for our products, changes in our customers and distributors, inventories, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross margin pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions (including the pending acquisition of SANYO Semiconductor and other assets related to SANYO Electric’s semiconductor business), risks associated with our substantial leverage and restrictive covenants in our debt agreements, risks associated with our international operations including foreign employment and labor matters associated with unions and collective bargaining arrangements, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”)), risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K and from time to time in our other Securities and Exchange Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2009 Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The purchase price for the SANYO Transaction is payable in Yen and is subject to foreign currency exchange rate risk which could potentially increase the actual U.S. dollar value of the purchase price for this acquisition.

The purchase price for the Company’s acquisition of SANYO Semiconductor and other assets related to SANYO Electric’s semiconductor business (the “SANYO Transaction”) is payable in Yen. As previously reported, the purchase price of the SANYO Transaction is approximately ¥33.0 billion (approximately $366.0 million), subject to adjustment at closing. The original estimate of the US dollar amount was based upon an exchange rate of $1 USD to ¥90.2 on July 14, 2010, the date of the announcement of the SANYO Transaction. However, because the purchase price has been priced in Yen the actual US dollar value of the purchase price will be adjusted based on the prevailing exchange rates on the date of closing. On October 1, 2010, the exchange rate was $1 USD to ¥83.75, which would have increased the expected purchase price by approximately $28 million had the transaction closed on that date. At this time, we are unable to accurately estimate the exchange rate as of the date of closing, which is subject to factors beyond our control and which may not be foreseeable. Should the US dollar continue to weaken against the Japanese Yen, the U.S. dollar value of the realized purchase price for the SANYO Transaction would materially increase when compared to the estimate of this value as of the date of the announcement of such transaction.

For additional risk factors related to the Company’s foreign currency exchange rate risk from international operations, see Part I, Item 1A, “Risk Factors—Trends, Risks and Uncertainties Related to Our Business—Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations” in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (1)(2)(5)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)(4)

101.SCH	XBRL Taxonomy Extension Schema Document (3)(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)(4)

(1)	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities and Exchange Act of 1934, as amended. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
(5)	The purchase agreement filed herewith has been provided solely to inform investors of its terms and does not guarantee that the transaction with SANYO Semiconductor will close when anticipated, or at all, or that it will not close subject to materially different terms than those reflected in the purchase agreement. The representations, warranties and covenants contained in this filed purchase agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the purchase agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties and covenants may have been qualified by certain disclosures not reflected in the text of the purchase agreement and may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. The Company’s stockholders and other investors are not third-party beneficiaries under the purchase agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts of conditions of the Company or any of its respective subsidiaries or affiliates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2010	ON SEMICONDUCTOR CORPORATION
(Registrant)

	By:	/s/ DONALD COLVIN
Donald Colvin Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

Exhibit No.	Description

2.1	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010(1)(2)(5)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(3)(4)

101.SCH	XBRL Taxonomy Extension Schema Document(3)(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)(4)

(1)

Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities and Exchange Act of 1934, as amended. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

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

(5)

The purchase agreement filed herewith has been provided solely to inform investors of its terms and does not guarantee that the transaction with SANYO Semiconductor will close when anticipated, or at all, or that it will not close subject to materially different terms than those reflected in the purchase agreement. The representations, warranties and covenants contained in this filed purchase agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the purchase agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties and covenants may have been qualified by certain disclosures not reflected in the text of the purchase agreement and may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. The Company’s stockholders and other investors are not third-party beneficiaries under the purchase agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts of conditions of the Company or any of its respective subsidiaries or affiliates.