Form 10-K
period 2010-12-31
ON SEMICONDUCTOR CORP
filed 2011-02-24
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,297,958,473 as of July 2, 2010, based on the closing sale price of such stock on the NASDAQ Global Select Market on that date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 18, 2011 was 441,905,088

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.    Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) are a premier supplier of high performance, silicon solutions for energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog and discrete categories used by the World Semiconductor Trade Statistics (“WSTS”) group.

Subsequent to year end, we completed the purchase of SANYO Semiconductor and certain other semiconductor related assets of SANYO Electric Co., Ltd (“SANYO Electric”), whereby SANYO Semiconductor became our wholly-owned subsidiary. The aggregate purchase price of this transaction as defined in the stock purchase agreement was approximately ¥54.0 billion ($663 million), subject to certain post-closing adjustments. As a result of the liabilities assumed in the transaction, the consideration paid, which remains subject to certain post closing adjustments, was approximately ¥43.5 billion ($520 million) and is comprised of ¥11.8 billion in cash and $377.5 million in debt. We believe that this acquisition provides us with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Ultimately, we believe that the combination of SANYO Semiconductor operations with our existing operations will provide us with highly complementary products, customers and geographic regions.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio consisted of approximately 41,500 products in 2010 and we shipped approximately 38.2 billion units in 2010 as compared to 28.8 billion units in 2009. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

As of December 31, 2010, we were organized into four operating segments, which also represent four reporting segments: automotive and power group, standard products group, computing and consumer products group and digital and mixed-signal product group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

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

Memory Products

Without including customers of SANYO Semiconductor, we have approximately 432 direct customers worldwide, and we also service approximately 349 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Motorola, Delta, Hewlett-Packard, Hella, Schneider, GE, Samsung, Continental Automotive Systems, Siemens, Honeywell, Apple, Dell, Foxconn, Nokia, Intel, and Sony; (2) electronic manufacturing service providers, such as Flextronics, Celestica and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, Solomon Enterprise and World Peace. See “Customers” below for select information regarding customers of SANYO Semiconductor.

Without including the operations of SANYO Semiconductor, we currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, India, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand. See “Manufacturing Operations” below for select information about the operations of SANYO Semiconductor.

With the acquisition of SANYO Semiconductor on January 1, 2011, we have added an additional operating segment. SANYO Semiconductor designs, manufactures and sells discrete components, hybrid integrated circuits, radio frequency and power related products as well as custom integrated circuits. Many of these devices fall into the product categories described above, however, SANYO Semiconductor expands our capability in microcontrollers and extends our custom Application Specific Integrated Circuits (“ASICs”) to integrate power modules and motor devices for the consumer, automotive and industrial end-markets. The addition of SANYO Semiconductor also gives us a strong market presence in Japan with many leading Japan based customers some of which were previously our customers. SANYO Semiconductor has approximately 67 direct customers including Panasonic, Sony, SANYO Electric, Nintendo, Fujitsu, Canon, Sharp, Samsung, LG and Delta.

Company Highlights for the Fourth Quarter 2010

•	Total revenues of approximately $579.2 million

•	Gross margin of 41.0%

•	Net income of $0.14 per fully diluted share

Company Highlights During 2010

•	Record total revenues of approximately $2,313 million, up 31% compared to 2009

•	Net income of $0.65 per fully diluted share

Company History and Capital Structure

Prior to August 1999, we were a wholly-owned subsidiary of Motorola, Inc. (“Motorola”) and operated as the Semiconductor Components Group of Motorola’s Semiconductor Products sector. On August 4, 1999, we were recapitalized (the “recapitalization”) and certain related transactions were effected pursuant to an agreement among us, our principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (“TPG”). During 2007, TPG sold all of its remaining shares of our common stock and ceased being our principal stockholder. We continue to hold and operate, through direct and indirect subsidiaries, substantially all the assets and operations that we did when we were the Semiconductor Components Group of Motorola’s Semiconductor Products Sector.

Since our 1999 recapitalization, we have had relatively high levels of long-term debt as compared to our principal competitors. During 2003, we began undertaking measures to reduce our long-term debt and related interest costs. As a result of these continuing measures, we reduced our total debt from $1,302.9 million as of December 31, 2003 to $888.8 million as of December 31, 2010. We also reduced our interest expense from $151.1 million for the year ended December 31, 2003 to $61.4 million for the year ended December 31, 2010. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 7: “Long-Term Debt” and Note 9: “Equity” of the notes to our audited consolidated financial statements included elsewhere in this report for current debt levels and annual interest expense.

Cost Savings Activities

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

On March 17, 2008, we completed the purchase of AMIS Holdings, Inc. (“AMIS”), whereby AMIS became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of our common stock, which resulted in the issuance of approximately 103.2 million shares of our common stock upon the consummation of the merger. The aggregate purchase price was approximately $939.7 million, which included common stock, restricted stock units (“RSUs”), options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will continue to enhance shareholder value by (1) accelerating our transformation from a discrete supplier to a key supplier with scale; (2) strengthening our end-market presence, facilitating our entry into new markets and deepening customer relationships; (3) obtaining significant scale and cash flow generation; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility.

On October 10, 2008, we completed the purchase of Catalyst Semiconductor, Inc. (“Catalyst”) whereby Catalyst became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of our common stock, which resulted in the issuance of approximately 10.9 million shares of our common stock upon the consummation of the merger. The aggregate purchase price was approximately $120.1 million, which included common stock, RSU’s, options and warrants issued and estimated direct transaction costs. We believe the combination has enhanced and will continue to enhance shareholder value by (1) accelerating our higher margin analog products for the digital consumer market; (2) providing entry into the EEPROM business; (3) leveraging scale to drive growth in the business; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility.

On November 4, 2009, we completed the purchase of PulseCore Holdings (Cayman) Inc. (“PulseCore”), whereby PulseCore became our wholly-owned subsidiary. The aggregate purchase price of this all cash transaction was approximately $17 million. The acquisition of PulseCore expands our high gross profit clock and circuit protection offerings for the consumer, wireless and computing end-market customers. PulseCore’s capabilities in standard and custom high-speed and low power analog and mixed signal solutions for EMI (electromagnetic interference) reduction also enhance our overall EMI filtering and circuit protection portfolios. In addition, PulseCore’s history in India represents our first foray of design activity in that country.

On January 27, 2010, we completed the purchase of California Micro Devices Corporation (“CMD”), pursuant to a tender offer at a price of $4.70 per share of CMD stock, whereby CMD became our wholly-owned subsidiary. The aggregate purchase price of this all cash transaction was approximately $113.2 million. We believe that the combination has strengthened and will continue to strengthen our offering of application specific integrated passive (ASIP) devices to protect products in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (HBLED) market, as well as their strengths in low current-based EMI (electromagnetic interference) filtering and low capacitance ESD (electrostatic discharge) protection, complement our existing portfolio of protection and lighting solutions.

On June 9, 2010, we completed the purchase of Sound Design Technologies, Ltd. (“SDT”), whereby SDT became our wholly-owned subsidiary. The aggregate purchase price of this transaction was approximately $22.0 million. Additionally, in connection with this purchase agreement, we recorded a contingent liability of $1.8 million, which had a balance of $1.1 million at December 31, 2010 and represents the estimated fair value of our earn-out obligations triggered if SDT is able to meet certain revenue targets in any of 2010, 2011 or 2012. We believe that this acquisition has strengthened and will continue to strengthen our position as a leading supplier of ultra-low power digital processing (DSP) technology for hearing aids and audio processing applications, strengthens our talent base and adds an experienced design and applications engineering team for medical devices within our digital and mixed-signal products group. In addition, SDT’s advanced manufacturing expertise in chip-scale capacitors and high density packaging will also expand our capabilities in delivering advanced, highly miniaturized packaging technology crucial for hearing aid and similarly size-constrained applications that demand medical-grade quality.

As previously mentioned, on January 1, 2011 we completed the purchase of SANYO Semiconductor, whereby SANYO Semiconductor became our wholly-owned subsidiary.

On January 27, 2011 we announced that we entered into a definitive purchase agreement with Cypress Semiconductor Corp. (“Cypress Semiconductor”), providing for the acquisition of the CMOS Image Sensor Business Unit (“ISBU”) from Cypress Semiconductor. The purchase price of the all cash transaction is expected to be $31.4 million and the transaction is expected to close by the end of the first quarter of 2011, subject to customary closing conditions. We believe that this acquisition will solidify our position as a leading supplier of CMOS Image Sensor Products, will strengthen our talent base and will add an experienced design and applications engineering team for the image sensor market segment. The 2D high-speed CMOS image sensors from the ISBU will significantly strengthen and complement our image sensor products for the industrial, medical, computing and military aerospace markets.

See Note 4: “Acquisitions” and Note 17: “Subsequent Events” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion of some of these acquisitions.

Products and Technology

The following table provides information regarding our primary operating segments:

	Automotive & Power Group	Computing & Consumer Products Group	Digital & Mixed-Signal Products Group	Standard Products Group
Revenues
2010	$546.6 million	$525.6 million	$467.9 million	$773.3 million
2009	$400.9 million	$409.0 million	$393.0 million	$566.0 million
2008	$486.3 million	$519.8 million	$462.8 million	$585.9 million

Primary product function	Power management and sensor interface for advanced automotive systems.	Power management for VCORE, DDR Memory and chipsets.	Custom solutions, ranging from ultra-low power to high voltage offerings, serving a broad range of markets and customer needs.	Power switching, signal conditioning and protection in a broad range of products.

Types of product	Mixed-signal and high voltage sensor interface, low-dropout (“LDOs”), power drivers, transceivers, integrated systems, Voltage regulators, Ignition IGBTs, Low, medium and high voltage MOSFETs.	VCORE controllers, DDR memory controllers, audio and video ICs, AC-DC conversion ICs.	Application-specific integrated

circuit (“ASIC”) and

application-specific standard

products (“ASSP”) solutions

using analog, digital signal

processing, mixed-signal, and

advanced logic capabilities;

image sensor products

including contact image

sensors and light sensors;

FPGA conversions; clock

management and phase lock

loop (“PLLs”); electromagnetic

interference (“EMI”)

protection and optimization

products.

ESD protection, TVS

Zeners, EMI filtering,

MicroIntegration™,

small signal transistors,

bipolar power

transistors, small signal

diodes, zener diodes

thyristors, rectifiers,

LED drivers,

configurable analog and

non-volatile memory

products.

Representative original equipment manufacturer customers and end-users	Continental Automotive	Flextronics	Boston Scientific	Samsung
	Hella KG	Celestica	Honeywell	Delta
	Flextronics	Seagate	General Electric	Flextronics
	Delphi	Sony Ericsson	Starkey Laboratories	LG
	Seagate	Samsung	Alcatel-Lucent	Apple
	Jabil	Jabil	Schneider / Merlin Gerin	Jabil
	Valeo	Motorola	Raytheon	Motorola
	Motorola	LG	Huawei Technology	Continental Automotive
	Huawei Technology	Delta	ZTE	Seagate
	Magneti Marelli	Delphi	Indigo Systems / FLIR	Sony Ericsson

See Note 16: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for other information regarding our segments and the income derived therefrom.

Automotive and Power Group    We are a well recognized global supplier of power management analog products, power MOSFETs and mixed-signal sensor interface products for the automotive, computing and portable markets. We have a diverse portfolio in a variety of major product categories, which include: automotive-grade LDO voltage regulators, automotive-grade drivers, automotive-grade ignition IGBTs and MOSFETs, and power MOSFETs, LDOs and voltage regulators for computing, portable and automotive applications. The proliferation of electronic content in automobiles (the value of the electronic content now exceeds that of the metal in many cars) has induced tremendous stress on the existing 12 volt electrical infrastructure. Power efficiency and exceptionally low power drain modes have now become a critical automotive issue as more and more electronic features exist. In addition, computing remains a vibrant market as energy efficient VRM solutions are developed for netbook, notebook and desktop devices.

Computing and Consumer Products    As computing platforms, both desktop and portable, evolve from data-processing systems (database manipulation, word processing and spreadsheets) to signal processing systems (audio, video, and wireless communications), the core processors need to be more and more powerful. More powerful processors in turn require more efficient power supplies and more efficient use of power on the motherboard and subsequent peripherals. The Computing & Consumer Products Group is focused on delivering power efficient analog IC solutions for power management in VCORE, DDR, and chipsets for audio, video, and graphics processing subsystems. Additionally, we provide efficient AC-DC conversion solutions for the power supplies in computing and consumer applications. We believe our success in these markets is attributable to our superior technology, and manufacturing and supply chain capabilities, which are needed to serve this high-volume market.

Digital and Mixed-Signal Products Group    The Digital and Mixed-Signal Products Group designs and develops analog, mixed-signal and advanced logic ASIC and ASSP solutions for the medical, military/aerospace, consumer and industrial markets.

Our Medical Products business develops ASICs and ASSPs used in defibrillators, pacemakers, neurostimulators, hearing health applications, glucose meters and patient monitoring products as well as consumer and industrial audio products. These offerings leverage our ultra-low-power DSP and SRAM expertise and mixed-signal, firmware/software, algorithm system design and miniaturized packaging capabilities to provide best-in-class power efficiency.

The Custom Industrial and Timing Products business is focused on mixed-signal ASICs and ASSPs for industrial, medical imaging, computing and consumer applications as well as clock and timing management products for industrial, communications and consumer applications. Our PureEdge TM phase lock loop (“PLL”) family includes low noise jitter clock synthesizers and clock modules that are targeted at replacing traditional crystal oscillators. Our product portfolio also includes capabilities in active electromagnetic interference (“EMI”) protection and optimization utilizing advanced spread-spectrum clocking technology.

Our Digital ASIC, Mil/Aero and Image Sensors business specializes in mid-range (above 90 nm) standard-cell ASICs and FPGA conversions for the military/aerospace, industrial, communications, computing and consumer markets. The image sensor products business also develops ambient light sensors, proximity sensors, and CMOS linear contact image sensors (die and module form) to support various industrial and consumer applications.

Finally, our Custom Foundry business, in addition to offering Integrated Passive Device technology, leverages ON Semiconductor’s broad range of manufacturing, IC design, package and silicon technology offerings to provide flexible, turnkey foundry solutions and manufacturing services for fabless semiconductor companies and original equipment manufacturers.

Standard Products Group    We serve a broad base of end-user markets, including consumer electronics, computing, wireless and wired communications, automotive electronics, industrial electronics and medical via four major discrete semiconductor technology categories: diodes and transistors, configurable analog products, LED drivers and non-volatile memories (“EEPROMs”).

The wide array of discrete and integrated semiconductor products that we offer within these categories perform multiple application functions, including power switching, signal conditioning, circuit protection, signal amplification and voltage reference functions. The consumer trends driving growth within our end-user markets are primarily the demand for greater functionality in small handheld devices, faster data transmission rates in all communications applications and higher efficiency in all power applications. The new technologies being developed to support these market trends include lower capacitance protection and integrated signal conditioning products to support faster data transmission rates, micro packages for multiple handheld applications and switching and rectification technologies that allow for high efficiency energy usage and conversion.

We offer serial EEPROM products in a wide range of densities for data parameter storage in a wide range of electronic products across multiple market segments. Our LED drivers are used in color LCD screen applications to ensure uniform brightness and color purity, while minimizing power consumption in cell phones, digital cameras, MP3 music players, portable gaming consoles, personal digital assistants, industrial instrumentation, automotive instrument clusters and home appliances. Our configurable analog products include our Quantum Charge Programmable™ microcontroller supervisors and precision analog voltage references designed with patented post-packaging programmability to provide customers with custom voltage programming for a very wide range of industrial and consumer electronic products. Additional configurable analog products include microcontroller supervisors with on-board EEPROM to ensure safe, sustained operation of electronic products and allow them to recover more efficiently from power disruptions; Digitally Programmable Potentiometers™ (“DPP”), which replace mechanical potentiometers used to fine tune and trim electronic circuitry in a variety of applications like interactive game consoles, digital cameras and optical transceivers; DC- DC converters and low drop-out regulators for battery-powered products; and bus products used in a wide range of electronic products to connect the digital control bus to the external user interface.

Customers

We have been doing business with 47 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our original equipment manufacturer customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end-markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications, networking, military aerospace and medical. Sales to customers of 10% or more of revenues were as follows: Avnet, Inc. 13% in 2010 and 11% in 2009, 2008, 2007, and 2006.

With the acquisition of SANYO Semiconductor, we expect to add approximately 67 new customers, most of which are Japan based. In addition, there are 11 significant SANYO Semiconductor customers that were also our customers prior to the merger, with which we expect an expanded relationship. SANYO Semiconductor’s top 10 customers include such well known names as Panasonic, Sony, SANYO Electric, Nintendo, Fujitsu, Cannon, Sharp, Samsung, LG and Delta. On a post integration basis, the largest SANYO Semiconductor customer is not expected to exceed more than 6% of our total consolidated revenues on a fiscal year basis. Additionally, we anticipate offering both SANYO Semiconductor and existing ON Semiconductor products and technologies to all worldwide customers.

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

End Markets for Our Products

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-user market during 2010, sample applications for our products and representative original equipment manufacturer customers and end users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Military and Aerospace	Medical

Approximate percentage of our 2010 revenues	25%	17%	20%	17%	11%	4%	2%	4%

Sample applications	•Computer monitors	•DVD players, cable decoders, set-top boxes and satellite receivers	•4 wheel drive controllers	•Industrial automation and control systems	•Cellular phones (analog and digital)	•Routers and switches	•Cockpit displays	•Medical imaging
	•Disk drives	•Home security systems	•Airbags	•Lamp ballasts (power systems for fluorescent lights)	•Pagers	•Fiber optic networking	•Guidance systems	•Cardiac Rhythm Management
	•PC motherboards	•Photocopiers	•Antilock braking systems	•Large household appliances	•Wireless modems and wireless local area networks	•Cellular base stations and infrastructure	•Munitions	•Glucose Monitoring
	•Notebook power supplies	•Scanners	•Automatic door locks and windows	•Electric motor controllers		•Ethernet cards and other network controllers	•Infrared imaging	•Hearing aids and Cochlear implants
		•Small household appliances	•Automatic transmissions	•Power supplies for manufacturing equipment		•High speed modems (cable, xDSL and ISDN)	•Portable Communication Devices	•Defibrillators
		•Smartcards	•Automotive entertainment systems	•Surge protectors		•PBX telephone systems	•Aircraft Networking and Compute Engines	•Neurostimulators
		•TVs, VCRs and other audio-visual equipment	•Engine management and ignition systems	•Thermostats for industrial and consumer applications		•Network controllers	•Aircraft Communication
		•Power supplies for consumer electronics	•Fuel injection systems	•Automatic test equipment
•GPS and other navigation systems
•LIN/CAN multiplexing

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Military and Aerospace	Medical

Representative original equipment manufacturer customers and end user
	DELTA ELEC INT’L LTD	MICROSOFT	HELLA KG	DELTA ELEC INT’L LTD	SAMSUNG ELEC CO.	ALCATEL	RAYTHEON CO	BOSTON SCIENTIFIC
	SEAGATE TECHNOLOGY	SAMSUNG ELEC CO.	CONTINENTAL AUTOMOTIVE SYSTEMS	INDIVIDUAL COMPANIES	SONY ERICSSON	ZTE HONG KONG LTD	AEROFLEX	STARKEY LABORATORIES
	HEWLETT PACKARD CO	LG ELECTRONICS	CAS-FORMER SIEMENS VDO	KIONIX INC	LG ELECTRONICS	CISCO	ROCKWELL COLLINS	GENERAL ELECTRIC CO
	EMERSON ELECTRIC CO	ECHOSTAR	DELPHI	FLIR SYSTEMS	HUAWEI TECH CO., LTD.	ERICSSON	ITT CORPORATION	ST JUDE MEDICAL
	SCHNEIDER ELECTRIC	XEROX CORP	CAS-FORMER MOTOROLA AUTOMOTIVE	EMERSON ELECTRIC CO	MOTOROLA	NOKIA SIEMENS NETWORKS	STELLAR MICROELECTRONICS	MEDTRONIC
	DELL COMPUTER	SCIENTIFIC ATLANTA	VISTEON	SIEMENS INDUSTRIAL	ZTE HONG KONG LTD	NORTEL NETWORKS	SOFRADIR	CARDIAC PACEMAKERS INC
	LG ELECTRONICS	SONY CORP	BOSCH GMBH	HONEYWELL INC	AMKOR TECHNOLOGY INC	DELTA ELEC INT’L LTD	HONEYWELL INC	ELA MEDICAL
	SAMSUNG ELEC CO.	PHILIPS	VALEO	TYCO INTERNATIONAL	KYOCERA	FOXCONN	L-3 COMMUNICATIONS	INTRICON CORP
	SURFACE MOUNT TECHNOLOGY	WHIRLPOOL CORP	TRW INC	BELIMO AUTOMATION AG	V.TECH	ADTRAN INC	BRITISH AEROSPACE	PHILIPS
	LITE-ON ELECTRONICS, INC AP	SAGEM COMMUNICATIONS	MAGNETI MARELLI	LANDIS & GYR AG	GIGASET COMMUNICATIONS	TELLABS INC	DRS	ABBOTT LABS

Original Equipment Manufacturers    Direct sales to original equipment manufacturers accounted for approximately 46% of our revenues in 2010, 47% of our revenues in 2009 and 49% of our revenues in 2008. These customers include a variety of companies in the electronics industry such as Motorola, Delta, Hewlett-Packard, Samsung, Siemens, Nokia, Intel, and Sony, and in the automotive industry include Continental Automotive Systems, Delphi, TRW and Visteon. We focus on three types of original equipment manufacturers: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core original equipment manufacturer customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are original equipment manufacturers that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our original equipment manufacturer customers do not have the right to return our products following a sale other than pursuant to the provisions of our standard warranty.

Distributors    Sales to distributors accounted for approximately 45% of our revenues in 2010, 42% of our revenues in 2009 and 40% of our revenues in 2008. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, and World Peace, resell to mid-sized and smaller original equipment manufacturers and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to our inability to reasonably estimate up front the effect of the returns and allowances with these distributors, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers    Direct sales to electronic manufacturing service providers accounted for approximately 9% of our revenues in 2010, 11% of our revenues in 2009 and 11% of our revenues in 2008. Our largest electronic manufacturing service customers are Flextronics, Jabil and Celestica. These customers are manufacturers who typically provide contract manufacturing services for original equipment manufacturers. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many original equipment manufacturers now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for revenues by geographic locations.

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

The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint venture, as well as the reporting segments that use these facilities. Such information does not account for the recent acquisition of SANYO Semiconductor. The sizes of the locations represent the approximate gross square footage of each site’s building and include, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Products	Size (sq. ft.)
Front-end Facilities:
Phoenix, Arizona	Automotive and Power Group, Computing and Consumer Products, Digital and Mixed-Signal Product Group and Standard Products	1,260,000
Gresham, Oregon	LSI Foundry of VLSI Digital Logical Products and Computing Products	518,000
Pocatello, Idaho	Digital and Mixed-Signal Product Group	443,000
Roznov, Czech Republic	Automotive and Power Group, Computing and Consumer Products and Digital and Mixed-Signal Product Group	237,000
Aizu, Japan	Automotive and Power Group, Computing and Consumer Products, Digital and Mixed-Signal Product Group and Standard Products	289,500
Oudenaarde, Belgium.	Digital and Mixed-Signal Product Group and Automotive and Power Group	167,900
Seremban, Malaysia (Site-2)	Automotive and Power Group, Digital and Mixed-Signal Product Group and Standard Products	81,200
Back-end Facilities:
Leshan, China	Automotive and Power Group, Digital and Mixed-Signal Product Group and Standard Products	363,000
Seremban, Malaysia (Site-1)	Automotive and Power Group, Computing and Consumer Products, Digital and Mixed-Signal Product Group and Standard Products	309,300
Calamba, Philippines	Digital and Mixed-Signal Product Group and Automotive and Power Group	200,600
Carmona, Philippines	Automotive and Power Group, Computing and Consumer Products, Digital and Mixed-Signal Product Group and Standard Products	222,500
Bangkok, Thailand	Standard Products	9,000
Other Facilities:
Roznov, Czech Republic	Automotive and Power Group, Computing and Consumer Products and Digital and Mixed-Signal Product Group	405,300
Santa Clara, California	Standard Products	42,000
Burlington, Canada	Digital and Mixed-Signal Product Group	95,400

We operate an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 70% of Leshan’s production capacity in 2010, 73% in 2009 and 75% in 2008 and are currently committed to purchase approximately 70% of Leshan’s expected production capacity in 2011. In 2010, we incurred no underutilization charges. In 2009, we incurred $2.7 million in underutilization charges. In 2008, we incurred $0.8 million in underutilization charges. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

The Leshan facility is one of our lowest cost manufacturing operations. In June 2002, we obtained approval from the Chinese government for the Leshan joint venture to invest up to $231 million in semiconductor operations, which is in addition to the $278 million originally approved. In 2004, we committed to make capital contributions of approximately $25 million to this joint venture by 2012, subject to market conditions. As of December 31, 2010 we had made capital contributions of approximately $16.4 million to this joint venture. We have the ability to time these expenditures at our discretion to meet market demand.

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Unisem, ASE, KEC, MagnaChip, Phenitec, Amkor and PSI, accounted for approximately 29%, 25% and 31% of our manufacturing costs in 2010, 2009 and 2008, respectively.

With the acquisition of SANYO Semiconductor, we have gained various process and packaging capabilities in various sites in Japan as well as back end assembly and test facilities in the Philippines, China, Thailand and Vietnam. We expect to consolidate SANYO Semiconductor’s Japanese manufacturing facilities from five sites down to two sites, resulting in a footprint of roughly 2 million square feet in fabrication space and approximately 0.4 million in assembly and test space. Outside of Japan we currently own or lease through SANYO Semiconductor and its subsidiaries approximately 2.3 million square feet of production space. Much of the reductions in assembly and test activities in Japan will be transferred into our existing SANYO Semiconductor or ON Semiconductor facilities. We expect to continue the existing SANYO Semiconductor plan to shutdown the assembly and test production in their Taiwan and Hong Kong manufacturing locations.

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

Sales, Marketing and Distribution

As of December 31, 2010, our global sales and marketing organization consisted of approximately 633 professionals operating out of approximately 45 offices which serve customers in 67 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. We continue to monitor our freight and logistical support operations for potential cost savings.

With the acquisition of SANYO Semiconductor, we gained nine sales offices within Japan, along with sales offices in nine different countries throughout Europe, North America and Asia. We expect to continue using the existing SANYO Semiconductor sales channels to sell the SANYO Semiconductor products. Additionally, we anticipate offering both SANYO Semiconductor and ON Semiconductor products and technologies to all worldwide customers.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed to us, as the case may be, certain intellectual property to support and continue the operation of our business. As of December 31, 2010, we had approximately 1,342 U.S. and foreign patents and approximately 1,132 patent applications pending worldwide. Our patents have expiration dates ranging from 2011 to 2029. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 300 registered and common law trademarks. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

As part of the recapitalization, Motorola assigned to us approximately 295 U.S. patents and patent applications, approximately 292 foreign patents and patent applications, rights to over 50 trademarks previously used in connection with our products, rights in know-how relating to at least 39 semiconductor fabrication processes and rights in specified copyrightable materials. In addition, Motorola licensed on a nonexclusive, royalty-free basis other patent, trademark, copyright and know-how rights used in connection with our then existing products and products contemplated in our long-range plans. We have perpetual, royalty-free, worldwide rights under Motorola’s patent portfolio and other intellectual property, existing as of the date of our recapitalization or created in the five years thereafter (the five-year period existing only with respect to patents), as necessary to manufacture, market and sell our then existing and long-range plan product lines. Additionally, Motorola provided us with a limited indemnity umbrella to protect us from certain infringement claims by third parties who had granted Motorola licenses as of the date of our recapitalization, which assisted us in developing our own patent position and licensing program. Through these arrangements, we have the right to use a significant amount of Motorola-owned technology used in connection with the products we currently offer.

In connection with our acquisition of SANYO Semiconductor, we obtained approximately 1,214 U.S. patents, 1,212 Japanese patents and 1,919 other foreign patents granted, with approximately 583 U.S. pending patents, 1,648 Japanese pending patents and 1,024 other foreign pending patents, for a total of 7,446 granted and pending patents acquired. These patents have expiration dates ranging from 2012 to 2029. SANYO Electric has provided us with an indemnity umbrella to protect us from general unknown, intellectual property infringement issues, as well as certain known intellectual property infringement claims by third parties. We have the legal right, for a limited period of time, to continue the use of the SANYO Semiconductor name.

Seasonality

Our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets. Traditionally, the seasonal trend consisted of a soft first half of the year with a stronger second half of the year for consumer products. Over the years, our products have increasingly become more consumer driven. In 2008, 2009 and 2010, this seasonal trend for consumer products was less of a driver due to the global recession, which affected demand significantly in 2009. It is unclear if and when the past pattern will return now that global economic conditions are less volatile, or whether our industry will see more traditional and predictable trends and patterns.

Backlog

Our trade sales are made primarily pursuant to standard purchase orders or customer agreements that are predominately booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Because we record revenues on a “sell-through” basis, backlog comprised of orders from distributors will not result in revenues until the distributors sell the products ordered. During 2010, our backlog at the beginning of each quarter represented between 96% and 100% of actual revenues during such quarter. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Below we discuss the effects of competition on our four primary operating segments:

Automotive and Power Group

The principal methods of competition in the Automotive and Power Group are new product innovation, technical performance, quality, service and price. Our competitive strengths in this group are our strong technology and design capability, breadth of product portfolio, industry recognition as a reliable supplier, and our existing market share in the automotive and power market segment. Our significant competitors in this market segment include Elmos Semiconductor, Fairchild Semiconductor International Inc., Freescale Semiconductor Inc., Infineon Technologies AG, National Semiconductor Corporation, STMicroelectronics N.V. and Texas Instruments Incorporated. When compared to us, several of these competitors are larger in scale and size, have substantially greater financial and engineering resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. One specific competitive challenge this group faces is our small market share with certain Japanese automotive customers that tend to favor local suppliers for their new product designs. With the acquisition of SANYO Semiconductor in January 2011, we expect this weakness to be mitigated. If we are not identified as a vendor in the product design phase, in most cases it is difficult to convince the manufacturer of the product to substitute our components during the production phase.

Computing and Consumer Products Group

The principal methods of competition in the Computing and Consumer Products Group are technical performance, total solution cost of ownership, quality and assurance of supply. Our architectures for AC-DC conversion offer a competitive total cost of ownership and power efficient performance position to compete. Our architecture for our microprocessor and DDR memory controllers offers a competitive cost of ownership and performance position to compete in the computing and consumer game console market. In addition, the breadth of our portfolio in other support functions such as DC-DC converters, over voltage protection IC’s, video and audio ICs, and standard analog and logic IC’s give us the opportunity to serve multiple requirements and allow customers to control their vendor lists more easily. Our significant competitors in this market include Intersil Corporation, Maxim Integrated Products, Inc., Texas Instruments Incorporated, STMicroelectronics N.V. and Power Integrations, Inc. When compared to us, several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions.

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

Our Medical and Custom Industrial businesses face direct competition from large diversified semiconductor suppliers that supply custom and semi-custom ICs, such as STMicroelectronics N.V. and Texas Instruments Incorporated. The business also faces direct competition from smaller end-market-focused mixed-signal suppliers, such as Elmos Semiconductor and ZMD AG. Direct competition also comes from our target customers themselves, who may have internal IC design resources dedicated to supporting the parent. Our Timing Products business faces direct competition from clock suppliers such as Cypress Semiconductor and Integrated Device Technology, Inc., and our Digital ASIC business faces threats from FPGA vendors such as Xilinx, Inc. and Altera Corporation, as well as digital ASIC suppliers like Open-Silicon, Inc. and e-Silicon Corporation. Our primary foundry competition includes X-FAB Semiconductor Foundries AG, Taiwan Semiconductor Manufacturing Company, Ltd, Tower Semiconductor Ltd. and MagnaChip Semiconductor LLC.

We also face indirect competition from ASSP suppliers such as Microchip Technology, Inc., whose mixed-signal microcontroller products capture low-end mixed-signal ASIC opportunities. Indirect competition also comes from analog standard products suppliers such as Maxim Integrated Products, Inc., Analog Devices, Inc. and Linear Technology Corporation whose technical performance or off-the-shelf availability may be better than what we can offer. When compared to us, several of these competitors are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions.

Standard Products Group

Our competitive strengths are in our market leading protection & filtering products, the breadth of our portfolio, our high quality, low cost structure, and supply chain management which ensures supply to key customers. In addition, our strengths include our strong intellectual property (“IP”) portfolio and our ability to leverage IP blocks across the Company to develop high value-added application-specific standard products (“ASSPs”).

The principal methods of competing in our discrete semiconductor products are through new product and package innovations with enhanced performance over existing products. Of particular importance are our over voltage protection and filtering portfolios (ESD Protection, TVS Zeners), power switching and rectification products and constant current regulators (“CCRs”), where we enjoy significant performance advantages over our competition. Our significant competitors include Diodes Incorporated, NXP B.V., Rohm Co., Ltd., TSPS Corporation, Infineon Technologies AG, Vishay Intertechnology, Inc., Fairchild Semiconductor International, Inc., STMicroelectronics N.V., and Semtech Corporation.

The principal methods of competition in the configurable analog products, LED drivers and EEPROMs spaces are product performance and new product innovations, where we are specifically focusing on integrating IP (e.g., EEPROM, digital potentiometer, voltage reference blocks) as building blocks to create high value-added ASSPs. Our significant competitors include Atmel Corporation, STMicroelectronics N.V., Microchip Technology Incorporated, Fairchild Semiconductor International, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation and Texas Instruments Incorporated.

Research and Development

Company-sponsored research and development costs in 2010, 2009 and 2008 were $248.0 million (10.7% of revenue), $198.8 million (11.2% of revenue) and $233.9 million (11.4% of revenue), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. During 2010, research and development costs increased due to increased expense associated with ongoing research and development activities as a result of the newly acquired SDT, PulseCore and CMD businesses, increased salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local requirements, and an increase in performance bonuses as a result of our achievement of certain financial goals.

Government Regulation

Our manufacturing operations are subject to environmental and worker health and safety laws and regulations. These laws and regulations include those relating to emissions and discharges into the air and water, the management and disposal of hazardous substances, the release of hazardous substances into the environment at or from our facilities and at other sites, and the investigation and remediation of resulting contamination.

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

As a result of the acquisition of AMIS, we are a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and us for any obligation relating to environmental remediation and cleanup at this location. In accordance with Accounting Standards Codification (“ASC”) Topic 410-Asset Retirement and Environmental Obligations, we have not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2010 related to this matter. We do not believe that the liability and receivable amounts are material to our consolidated financial position, results of operations or cash flow.

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

Employees

As of December 31, 2010, we had approximately 14,307 employees of which 2,598 employees are in the United States. None of our employees in the United States are covered by collective bargaining agreements. Certain of our foreign employees are covered by collective bargaining agreements or are represented by workers councils. Of the total number of our employees as of December 31, 2010, approximately 11,626 were engaged in manufacturing and information services, approximately 855 were engaged in our sales and marketing organization which includes customer service, approximately 465 were engaged in administration and approximately 1,361 were engaged in research and development.

With the acquisition of SANYO Semiconductor, our employee base will increase by approximately 6,000 full time employees. Another approximately 2,000 people employed by SANYO Electric are seconded to SANYO Semiconductor for varying periods of time to allow for the orderly consolidation or transition of the current SANYO Semiconductor activities.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 18, 2011 is set forth below.

Name	Age	Position
Keith D. Jackson	55	President, Chief Executive Officer and Director*
Donald A. Colvin	57	Executive Vice President and Chief Financial Officer*
Robert Charles Mahoney	61	Executive Vice President, Sales and Marketing*
William John Nelson, PhD	56	Executive Vice President, Chief Operating Officer and Chief Environmental Officer*
George H. Cave	53	Senior Vice President, General Counsel, Chief Compliance & Ethics Officer and Corporate Secretary*
William M. Hall	55	Senior Vice President and General Manager, Standard Products Group*
Bob Klosterboer	50	Senior Vice President and General Manager, Digital and Mixed Signal Product Group*
William A. Schromm	52	Senior Vice President and General Manager, Computing and Consumer Products Group*
Michael A. Williams	44	Senior Vice President and General Manager, Automotive and Power Group*

*	Executive Officers of both ON Semiconductor and SCI LLC.

Keith D. Jackson.    Mr. Jackson was appointed as President and Chief Executive Officer of ON Semiconductor and SCI LLC in November 2002. Mr. Jackson has over 30 years of semiconductor industry experience. Before joining ON Semiconductor, he was with Fairchild Semiconductor Corporation, serving as Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Groups, beginning in 1998, and, more recently, was head of its Integrated Circuits Group. From 1996 to 1998, he served as President and a member of the board of directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor Corporation, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held various positions at Texas Instruments Incorporated, including engineering and management positions, from 1973 to 1986. Mr. Jackson has served on the board of directors of the Semiconductor Industry Association since 2008.

Donald A. Colvin.    Mr. Colvin joined ON Semiconductor and SCI LLC as the Senior Financial Director in March 2003 and currently serves as the Executive Vice President and Chief Financial Officer. Before joining the Company, beginning in 1998, he served as Vice President of Finance and Chief Financial Officer at Atmel Corporation, a manufacturer of advanced semiconductors. Mr. Colvin served as Chief Financial Officer of a subsidiary of Atmel from 1995 to 1998. From 1985 to 1995, he held various positions with European Silicon Structures, most recently as Chief Financial Officer. He held various financial positions with Motorola Semiconductors Europe from 1977 to 1985. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland. From May 2007 to the present, Mr. Colvin has served as a member of the board of directors of Applied Micro Circuits Corporation.

Robert Charles Mahoney.    Mr. Mahoney joined the Company in November 2002 and has served in various positions. Most recently, in June 2006, he was appointed as Executive Vice President for Sales and Marketing for ON Semiconductor and SCI LLC. Mr. Mahoney has over 20 years of semiconductor industry experience in sales and sales management. From May 2006 through June 2006, Mr. Mahoney served as the interim Senior Vice President of Marketing and Sales for the Company. From August 2004 through April 2006, he served as the Vice President of North America Sales, Computing Segment Sales and Sales Operations, and from November 2002 through August 2004 he served as the Company’s Vice President of Global Distribution and Electronic Manufacturing Services Industry. Before joining the Company, Mr. Mahoney was Vice President of World Wide

Sales at Xicor Semiconductor from October 2001 until November 2002 and Vice President of Strategic Accounts at Altera Corporation from May 2000 until October 2001. During his career, he has also held sales management roles at Analog Devices, Inc. and National Semiconductor Corp.

William John Nelson, Ph.D.    Dr. Nelson joined the Company in May 2007 and serves as Executive Vice President and Chief Operating Officer of ON Semiconductor and SCI LLC. In May 2009 Dr. Nelson was appointed as Chief Environmental Officer for ON Semiconductor and SCI LLC. Dr. Nelson has more than 26 years of experience in the semiconductor industry. Prior to joining ON Semiconductor, Dr. Nelson was Chief Executive Officer of 1st Silicon, where he was responsible for day-to-day operations, including worldwide manufacturing, sales, marketing and product development. From 1990 to 2002, Dr. Nelson served in several executive positions with General Instrument/General Semiconductor, including as Chief Operations Officer and President of the company’s Asia-Pacific operation. Dr. Nelson’s industry experience also includes key positions at General Instrument, Unitrode, Fairchild Semiconductor and Analog Devices. Dr. Nelson earned both a Bachelor of Science degree with honors and a PhD in physics from the University of Ulster, Northern Ireland.

George H. Cave.    Mr. Cave has served as the General Counsel of ON Semiconductor and SCI LLC since August 1999. He also currently serves as a Senior Vice President, Corporate Secretary and Chief Compliance & Ethics Officer for the Company. Mr. Cave’s professional career spans over 25 years of broad legal and business experience, including working for over 18 years in the semiconductor industry. Before his tenure with ON Semiconductor and SCI LLC, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for five years. Mr. Cave also serves as the Vice Chairman of the Board of Directors of the American Medical College of Homeopathy.

William M. Hall.    Mr. Hall joined ON Semiconductor and SCI LLC in May 2006 as Senior Vice President and General Manager of the Standard Products Group. During his career, Mr. Hall has held various marketing and product line management positions. Before joining the Company, he served as Vice President and General Manager of the Standard Products Group at Fairchild Semiconductor Corp. Between March 1997 and May 2006, Mr. Hall served at different times as Vice President of Business Development, Analog Products Group, Standard Products Group, and Interface and Logic Group, as well as serving as Vice President of Corporate Marketing at Fairchild. He has also held management positions with National Semiconductor Corp. and was a RADAR design engineer with RCA.

Robert A. Klosterboer.    Mr. Klosterboer joined the Company in March 2008 and currently serves as Senior Vice President and General Manager, Digital & Mixed-Signal Product Group of ON Semiconductor and SCI LLC. He has more than two decades of experience in the electronics industry. During his career, Mr. Klosterboer has held various engineering, marketing and product line management positions and responsibilities. Prior to joining ON Semiconductor in 2008, Mr. Klosterboer was Senior Vice President, Automotive & Industrial Group for AMI Semiconductor, Inc. Mr. Klosterboer joined AMIS in 1982 as a test engineer and during his tenure there he also was a design engineer, field applications engineer, design section manager, program development manager, and product marketing manager. Mr. Klosterboer holds a bachelor’s degree in electrical engineering technology from Montana State University.

William A. Schromm.    Mr. Schromm has been with the Company since August 1999 and as of May 2006, serves as Senior Vice President and General Manager, Computing and Consumer Products Group for ON Semiconductor and SCI LLC. Mr. Schromm has over 30 years of semiconductor industry experience. During his tenure with the Company he has held various positions. From December 2005 through May 2006, he served as the Vice President and General Manager of the High Performance Analog Division and also led the Analog Products Group. Beginning in January 2003, he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that, he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999.

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

Geographical Information

For certain geographic operating information, see Note 8: “Income Taxes” and Note 16: “Segment Information” of the notes to our audited consolidated financial statements and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case, as included elsewhere in this report. For information regarding other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report.

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investor Relations” section of our internet website as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the Securities and Exchange Commission (the “SEC”). Our website is www.onsemi.com.

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

Item 1A.    Risk Factors

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are, as discussed more below, our revenues and operating performance, poor economic conditions and markets (including the current credit and financial conditions), the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, availability of raw materials, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses, significant litigation, risks associated with acquisitions and dispositions (including the recently completed SANYO Transaction (defined below)), risks associated with our substantial leverage and restrictive covenants in our debt agreements from time to time, risks associated with our international operations, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

Trends, Risks and Uncertainties Related to Our Business

From time to time, we have experienced declines in revenues and incurred operating losses, and we may experience additional declines in revenues and incur additional operating losses in the future.

At times our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and incurred operating losses. Although, we have recently experienced some strength in our results over the course of the past couple fiscal years, reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business. In order to remain profitable, we must continue to successfully implement our business plan and examine and implement potentially advantageous cost reduction initiatives.

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

Uncertainty about global economic conditions could result in fluctuations to and reductions in consumer and commercial spending from time to time. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Reduced spending has in the past and may in the future drive us and our competitors to reduce product pricing, which results in a negative impact on gross profit. Volatility in global economic conditions may adversely and materially affect our industry, business and results of operations and we cannot accurately predict volatility or how severe and prolonged any downturn or recovery might be. In addition, to the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, then our business and results of operations could be adversely and materially affected. Moreover, volatility in revenues as a result of a unpredictable economic conditions may alter our anticipated working capital needs and interfere with our short term and long term strategies.

Furthermore, the United States and global credit markets could experience renewed financial turmoil. If the past pressures on credit were renewed or we experience an additional global downturn, we may not be able to obtain additional financing on favorable terms, or at all and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures for the immediate future, if our operating results falter and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

In addition, unanticipated global financial uncertainty affecting the financial and other markets could impact our business in a number of, other ways, including causing (1) our customers and consumers in general to defer purchases, (2) our customers difficulties in obtaining sufficient credit to finance purchases of our products and meet their payment obligations to us, (3) our key suppliers to become capacity constrained or insolvent resulting in a reduction or interruption in supplies or a significant increase in the price of supplies and (4) our key suppliers to require acceleration, or our customers to extend, additional credit commitments. Any of the foregoing could materially and adversely affect our results of operations and financial condition.

We have made and may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses, incurring additional debt, assuming contingent liabilities or diluting our existing stockholders.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We face risks resulting from the expansion of our operations through acquisitions, including but not limited to, (1) the difficulty of integrating, aligning and coordinating organizations, which will likely be geographically separated and involve separate technologies and corporate cultures; (2) risks of entering new semiconductor markets or regions of the world in which we have limited experience; (3) risks associated with integrating financial reporting and internal control systems of acquired companies, such as SANYO Semiconductor, particularly if such company is lacking adequate financial reporting and internal control systems or possess systems that are materially different from ours; (4) the risk that our existing or prospective customers or customers of the acquired business may delay or defer their purchasing or other decisions as we integrate new businesses and companies into our business, or that they may seek to change their existing business relationships; (5) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (6) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (7) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (8) negative pressure on gross margins resulting from increased operating and restructuring costs associated with the target.

In addition, current and prospective employees could experience uncertainty about their future with us, and as a result, we could lose key employees. These uncertainties may also impair our ability to recruit or motivate key personnel. In connection with a transaction, key employees of acquired businesses may receive substantial value in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. Further, as a result of current acquisitions, such as in the SANYO Transaction (defined below), or future acquisitions, we may assume liabilities from the target’s current employee benefit plans that may require us to bring plan documentation into compliance with current law including ensuring that plans are adequately funded.

In connection with our acquisition activity, we are required by SEC rules and regulations to integrate newly acquired businesses into our financial statements. The acquired businesses may not have independent audited financial statements, or if they do have independent audited financial statements, such statements may not be prepared under generally accepted accounting principles in the United States. Acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, which could materially impair our ability to obtain or prepare necessary financial information concerning such businesses in a format required to allow proper integration with our systems and financials. In addition, immediately after an acquisition and until such time as we are able to fully integrate an acquired business into our financial statements, we are dependent upon the acquired business’ financial controls and systems for reporting and other financial information, including projections and goals for such acquired business. We may not be able to successfully prepare and file required financial statements or other financial information for the acquired business, or to integrate the acquired business into our financial controls and systems and our consolidated financial statements in a timely manner. Failure to prepare accurate financial reports for our acquired businesses in a timely manner in accordance with generally accepted accounting principles in the United States could cause material inaccuracies in our financial statements and SEC filings, which could result in the necessity to restate our financials or lead to unknown liabilities and possibly result in a material impact on our stock price.

The integration of newly acquired businesses will also require a significant amount of time and attention from management. In particular, in connection with the Company’s recent acquisition of SANYO Semiconductor and other assets related to SANYO Electric’s semiconductor business (the “SANYO Transaction”), the integration of SANYO Semiconductor has and will continue to require significant internal and external coordination. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate SANYO Semiconductor’s business operations and other assets successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. Delays in integrating SANYO Semiconductor, which could be caused by factors outside of our control, could adversely affect the intended benefits of our business, financial results, financial condition and stock price.

In connection with an acquisition, it is possible that we may anticipate tax savings through integration of the newly acquired business into our business and rationalization of a combined infrastructure. As with any estimate, it is possible that the estimates of the potential cost savings could turn out to be incorrect.

We review goodwill associated with our acquisitions for impairment on an annual basis (See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3: “Significant Accounting Policies — Goodwill” of the notes to our consolidated audited financial statements located elsewhere in this Form 10-K for additional information about goodwill). In the fourth quarter of 2010, we recorded a goodwill impairment charge related to our acquisition of PulseCore. In the past, we recorded goodwill impairment charges related to our acquisitions of AMIS, Cherry Semiconductor Corporation (“Cherry”) and the PTC Business. As of December 31, 2010, the total remaining goodwill for the Company amounted to $191.2 million. Factors we consider important that could trigger a subsequent impairment to goodwill include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and/or increased costs, we may have further material goodwill impairments.

In addition, we may also issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. For example, in the SANYO Transaction a portion of the purchase price is financed by a seven year loan with an adjustable interest rate from SANYO Electric to SCI LLC. The loan agreement contains customary events of default as well as representations, warranties, and covenants but does not contain any financial or negative covenants. It is possible that factors outside of our control, including but not limited to increases in interest rates and loss of key customers, could adversely affect the intended benefits from the SANYO Transaction but we will continue to have a repayment obligation under the loan agreement.

Our gross profit is dependent on a number of factors, including our level of capacity utilization and realizing expected synergies.

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. We believe that our success materially depends on our ability to maintain or improve our current margin levels related to our manufacturing. For instance, if we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits. In addition, increased competition and other factors beyond our control, including economic factors, may lead to price erosion, lower revenues and lower margins for us in the future.

Moreover, we believe that we will need to improve the historic margin levels of the business and assets we acquired in connection with the SANYO Transaction and successfully execute on available opportunities in order to realize the intended benefits of this transaction. While we anticipate that this acquired business will benefit from expected synergies with our business and planned restructuring, which could improve its historic margin levels, we may not be able to successfully integrate this business within our estimated timeframes (or at all) to allow it to benefit from expected synergies and planned restructuring or we may have generally overestimated the anticipated benefits of expected synergies and planned restructuring. Furthermore, SANYO Electric has agreed to provide certain operational support to SANYO Semiconductor for a period of time, which is meant to reduce SANYO Semiconductor’s existing operational costs to market-based costs. This operational support relates to, among other things, costs, expenses and other amounts associated with seconded employees, the services agreement, and various lease agreements. There is no guarantee that we will be able to take advantage of all of the optional support available or that, following the expiration of such operational support, margin levels of SANYO Semiconductor will have improved to the point that we are able to operate SANYO Semiconductor profitably.

In addition, we expect that the SANYO Transaction will allow for cross-selling opportunities between the Company and the acquired company and its customers, but we cannot guarantee that these cross-selling opportunities will be as great as anticipated or result in synergies, as expected. Ultimately, failure to realize anticipated synergies, complete planned restructuring or executed on expected opportunities from the SANYO Transaction may lead to lower revenues and lower margins than anticipated in the future.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions, including restructuring activities, could adversely affect our business.

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

In connection with the acquisition of SANYO Semiconductor, we have gained various process and packaging capabilities in various sites in Japan as well as back end assembly and test facilities in the Philippines, China, Thailand and Vietnam. We expect to consolidate the Japanese manufacturing facilities from five sites down to two sites. Much of the reduction in assembly and test activities in Japan will be transferred into our existing SANYO Semiconductor or ON Semiconductor facilities. We also expect to continue the existing SANYO Semiconductor plan to shutdown the assembly and test production in their Taiwan and Hong Kong manufacturing locations. Furthermore, we currently anticipate that we will incur restructuring charges of approximately ¥6 billion to ¥7 billion ($74 million to $86 million) related to severance payments of seconded employees in connection with the shutdown of certain SANYO Semiconductor manufacturing facilities. A significant portion of these charges are expected in the first quarter of 2011. We currently expect that payments related to the restructuring will be made over the next eighteen months.

We cannot assure you that future cost reduction initiatives, including the current restructuring plan for SANYO Semiconductor, will be successfully or timely implemented, or will materially impact our profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

For additional information regarding our profitability enhancement programs and cost reduction measures, see Part II Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

If we are unable to implement our business strategy, our revenues and profitability may be adversely affected.

Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully. Our present business strategy to build upon our position as a global supplier of power and data management semiconductors and standard semiconductor components includes, without limitation, plans to: (1) continue to aggressively manage, maintain and refine our product portfolio; (2) continue to develop leading edge customer support services; (3) further expand our just-in-time delivery capabilities; (4) increase our die manufacturing capacity in a cost-effective manner; (5) further reduce the number of our product platforms and process flows; (6) rationalize our manufacturing operations; (7) relocate manufacturing operations or outsource to lower cost regions; (8) reduce selling and administrative expenses; (9) manage capital expenditures to forecasted production demands; (10) actively manage working capital; (11) develop new products in a more efficient manner; and (12) integrate newly acquired products, manufacturing capabilities and sales channels. We cannot assure you that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure you that we will be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing operations or reduce our costs and expenses.

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

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end-users of semiconductors. As these industries evolve and introduce new products, our success will depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for our own new products and technologies. The development of new products is a complex and time- consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could adversely affect our ability to generate revenue.

We cannot assure you that we will be able to identify changes in the product markets and requirements of our customers and end-users and adapt to such changes in a timely and cost-effective manner. Nor can we assure you that products or technologies that may be developed in the future by our competitors and others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies or consumption patterns in our existing product markets or the product markets of our customers or end-users could have a material adverse effect on our business or prospects. Moreover, we may make significant investment in new products that may not be profitable or have margins as high as we have experienced historically.

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

The semiconductor industry, particularly the market for semiconductor components, is highly competitive. As a result of recent economic uncertainty, competition in the markets in which we operate has intensified, as manufacturers of semiconductor components have offered reduced prices in order to combat production overcapacity and high inventory levels. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

Because our components are often building block semiconductors that, in some cases, are integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, application-specific integrated circuits and fully customized integrated circuits, as well as from customers who develop their own integrated circuit products.

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

Manufacturing semiconductor components involves highly complex processes that require advanced equipment. We, and our competitors, continuously modify these processes in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities or in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot assure you that we will not experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities, changing our process technologies or uncertainty as a result of the acquisition and integration of manufacturing facilities acquired as a result of the SANYO Transaction, any of which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity, if revenues do not increase proportionately.

We could be required to incur significant capital expenditures for manufacturing, information technology and equipment to remain competitive, the failure, inadequacy or delayed implementation of which could harm our ability to effectively operate our business and such capital expenditures and commitments, as well as other commitments, may materially decrease our liquidity.

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

In addition, we have had and expect to have significant cash and capital expenditures related to the SANYO Transaction. For instance, we have committed a significant amount of cash on hand to cover the purchase price and other costs and expenses related to the SANYO Transaction. Although we have incurred and may continue to incur significant costs and expenses related to this transaction, we believe that cash flow from operating activities, coupled with the remaining cash on hand, cash equivalents and funds from external borrowings, will be adequate to operate our business and otherwise satisfy our capital needs. However, to the extent that transaction expenses exceed projections or we are unable to generate expected cash flows, our liquidity may be adversely affected and we may need to raise additional equity or borrow additional funds to achieve our longer term objectives related to the SANYO Transaction. There can be no assurance that such equity or borrowings will be available, or if available, will be at rates or prices acceptable to us.

In the recent past, we have undertaken various and material cost reduction measures which we believe have been largely successful. However, these reductions, and any future reductions, may unintentionally affect our ability to remain competitive in efficiency and productivity. Ultimately, we may be forced to increase our future capital expenditures in unexpected ways to meet our operational needs in, among other areas, manufacturing, information technology and equipment. We cannot assure you that we will have sufficient capital resources to make timely and necessary investments in the areas discussed above or other areas we have not identified.

If we were to lose one of our large customers our revenues and profitability could be adversely affected.

Product sales to our ten largest customers have traditionally accounted for a significant amount of our business. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects. In addition, the integration of the business acquired in connection with the SANYO Transaction will require significant coordination and we cannot assure you that our existing customer relationships or SANYO Semiconductor’s current customer relationships will not be materially and adversely affected as a result of uncertainty in connection with or other factors relating to the newly combined entity.

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

In addition, for some of our products, we are dependent upon a limited number of highly specialized suppliers for required components and materials. The number of qualified alternative suppliers for these kinds of technologies is extremely limited. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt production in material ways. In addition, we cannot assure you that we will not lose our suppliers for these key technologies or that our suppliers will be able to meet performance and quality specifications or delivery schedules. Disruption or termination of our limited supply sources for these components and materials could delay our shipments of products utilizing these technologies and damage relationships with current and prospective customers.

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

A significant amount of our total revenue is derived from the Asia/Pacific region, the Americas, and Europe (including the Middle East). Similarly, we maintain significant operations in these regions. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations including collective bargaining agreements and workers councils, exposure to foreign labor laws, and other employment and labor issues;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

In the last few fiscal years, we have benefited from relatively low effective tax rates because most of our income has been earned and reinvested in jurisdictions outside the U.S. Our effective tax rate is uncertain on an ongoing basis. For instance, proposed income tax regulations in the United States could, under our existing tax structure, significantly increase our effective tax rate and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition. In addition, business combinations and investment transactions could impact our effective tax rate.

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

Our success, both generally and in connection with mergers and acquisitions, such as SANYO Semiconductor, depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and financial personnel. The market for personnel with such qualifications is highly competitive. For example, analog component designers are difficult to attract and retain, and the failure to attract and retain analog component designers could compromise our ability to keep pace with our competitors in the market for analog components. In addition, from time to time, we have announced certain cost reductions that included the freezing of salaries and elimination of bonuses, mandatory unpaid time off, factory shutdowns and reduction in personnel. These measures, as well as any future cost reduction measures, could negatively affect morale and lead to unintended employee attrition at all levels of our organization. Moreover, we have not entered into employment agreements with all of our key personnel.

As employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting over time. We have also issued RSU’s with time-based vesting and performance based awards. Any difficulty relating to obtaining stockholder approval of new or amendments to equity compensation plans could limit our ability to issue these types of awards. Our stock price at times has declined substantially, reducing the effectiveness of certain of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

We use a significant amount of intellectual property in our business. Some of that intellectual property is currently subject to disputes with third parties, and litigation could arise in the future. If we are unable to protect the intellectual property we use, our business could be adversely affected.

We rely on various registered and unregistered intellectual property assets, patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies. Some of our products and technologies are not covered by any patents or pending patent applications and we cannot assure you that:

•

any of the substantial number of U.S. or foreign patents and pending patent applications that we employ in our business, including those assigned, licensed or sublicensed to us in connection with our 1999 recapitalization and subsequent acquisitions, will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others;

•	the license rights granted, transferred or assigned in connection with our 1999 recapitalization or subsequent acquisitions will provide competitive advantages to us;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•

any of the trademarks, copyrights, trade secrets, know-how or mask works that were assigned, licensed or sublicensed to us in connection with our 1999 recapitalization or subsequent acquisitions will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others; or

•	any of our pending or future trademark, copyright, or mask work applications will be issued or have the coverage originally sought.

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective intellectual property protection may be unavailable, limited or not applied for in the United States and in foreign countries.

Also, we may from time to time in the future be notified of claims that we may be infringing third-party intellectual property rights. If necessary or desirable, we may seek licenses under such intellectual property rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for intellectual property we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring the technologies. Litigation could cause us to incur significant expense by adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may be required to:

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

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that persons or institutions will not assert rights to intellectual property arising out of our research.

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

All industries, including the semiconductor industry, are subject to legal claims, with and without merit, including securities class action litigation that may be particularly costly and which may divert the attention of our management and our resources in general. We are involved in a variety of legal matters, most of which we consider either routine matters that arise in the normal course of business or immaterial for our aggregate business operations. These routine matters typically fall into broad categories such as those involving suppliers and customers, employment and labor, and intellectual property. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, results of operations or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that we believe have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

As mentioned above, from time to time, we have been, or may in the future be, involved in securities litigation or litigation arising from our acquisitions. We can provide no assurance as to the outcome of any such litigation matter in which we are a party. These types of matters are costly to defend and even if resolved in our favor, could have a material adverse effect on our business, financial condition, results of operations and cash flow. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of securities or other litigation could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that securities litigation will not be filed against us in the future. In addition, we can provide no assurance that our past or future acquisitions will not subject us to additional litigation. See Part I, Item 3 “Legal Proceedings” of this report for more information on our legal proceedings, including our pending securities class action litigation.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards, including Section 404 of the Sarbanes-Oxley Act.

Like most publicly-traded companies, we incur significant cost and spend a significant amount of management time and internal resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. As we continue to make strategic acquisitions, mergers and alliances, the integration of these businesses increases the complexity of our systems of controls. While we devote significant resources and time to comply with the internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial process and reporting in the future.

We are required to incorporate SANYO Semiconductor into our internal control over financial reporting by December 31, 2012. Currently, SANYO Semiconductor is a foreign corporation and was not required to comply with SOX Section 404 requirements. The integration of SANYO Semiconductor into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase our compliance costs. We are continuing to evaluate the impact that the integration of SANYO Semiconductor following the consummation of the SANYO Transaction will have in the future on our ability to maintain internal control over financial reporting; however, there can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in the combined company’s internal control over financial reporting in the future. Failure to comply with SOX, including a delay in or failure to successfully integrate SANYO Semiconductor into our internal control over financial reporting following the consummation of the SANYO Transaction, or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements or even in our ability to recognize the anticipated synergies and benefits of this transaction, and the trading price of our common stock may decline. In addition, if we fail to remedy any material weakness, our investors and others may lose confidence in our financial statements, our financial statements may be materially inaccurate, our access to capital markets may be restricted and the trading price of our common stock may decline.

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

New legal requirements, particularly with respect to health care reform, could increase the cost of our employee benefits and adversely affect our business, liquidity, and results of operations.

We incur significant costs to maintain competitive employee benefits to attract and retain our highly skilled personnel. Changes to the regulatory environment with respect to these benefits could adversely affect our business, liquidity and results of operations. In particular, the health care reform legislation enacted by the U.S. Congress is intended to result in significant changes to the U.S. health care system. This legislation may lead to additional costs related to the implementation of the new healthcare regulations and may impair our ability to provide the same level of coverage.

Trends, Risks and Uncertainties Relating to Our Indebtedness

Our substantial debt could impair our financial condition and adversely affect our ability to operate our business.

Despite the fact that we have recently retired some of our historic debt obligations with existing cash flow, we are still highly leveraged and have recently assumed more debt in connection with the SANYO Transaction and therefore have substantial debt service obligations. In addition, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments from time to time. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

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

•

our debt agreements may contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

•

as our long-term debt ages, we may need to reclassify or repay such debt or seek additional financing (see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report under “Contractual Obligations” within the “Liquidity and Capital Resources” section);

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

We may need to incur substantial additional indebtedness in the future. The agreements relating to our outstanding indebtedness from time to time may limit us along with our subsidiaries from incurring additional indebtedness. While we expect to have sufficient cash and cash equivalents for the next 12 months, if we incur additional debt, the related risks that we now face could intensify and it is possible that we may need to raise additional capital to service this new debt and to fund our future activities. Moreover, the debt we may incur from time to time may require collateral to secure such indebtedness, which would place our assets at risk, as well as limit our flexibility related to such assets. Ultimately, we may not be able to obtain additional funding on favorable terms, or at all, and we may need to curtail our operations significantly, reduce planned capital expenditures and research and development, or be forced to obtain funds through arrangements that management did not anticipate, including disposing of our assets and relinquishing rights to certain technologies or other activities that may impair our ability to remain competitive.

The agreements relating to our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

Our debt agreements from time to time may contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	engage in certain sale and leaseback transactions; and

•	issue some types of preferred stock.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. The terms of our financing agreements from time to time may contain limitations on our ability to incur additional indebtedness. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our other debt obligations. In addition, to the extent we are not able to borrow or refinance debt obligations, we may have to issue additional shares of our common stock which would have a dilutive effect to then current stockholders.

Trends, Risks and Uncertainties Relating to Our Common Stock

Fluctuations in our quarterly operating results may cause our stock price to decline.

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large portion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could negatively affect our operating results in any given quarter. In addition to the other factors described above, factors that could affect our quarterly operating results include:

•	the timing and size of orders from our customers, including cancellations and reschedulings;

•	the timing of introduction of new products;

•	the gain or loss of significant customers, including as a result of industry consolidation or as a result of the consummation of the SANYO Transaction;

•	seasonality in some of our target markets;

•	changes in the mix of products we sell;

•	changes in demand by the end-users of our customers’ products;

•	market acceptance of our current and future products;

•	variability of our customers’ product life cycles;

•	changes in manufacturing yields or other factors affecting the cost of goods sold, such as the cost and availability of raw materials and the extent of utilization of manufacturing capacity;

•	changes in the prices of our products, which can be affected by the level of our customers’ and end-users’ demand, technological change, product obsolescence, competition or other factors;

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters as well as certain manufacturing, design center, and research and development operations are located in approximately 1.26 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. We own our manufacturing facilities in the United States, Japan, Malaysia, the Philippines, the Czech Republic, Thailand and Belgium. These facilities are primarily manufacturing operations, but also include office, utility, laboratory, warehouse and unused space. Additionally, we own research and development facilities located in Romania, Canada and East Greenwich, Rhode Island. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space.

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

With the acquisition of SANYO Semiconductor, we gained various process and packaging capabilities in various sites in Japan as well as back end assembly and test facilities in the Philippines, China, Thailand and Vietnam. We expect to consolidate SANYO Semiconductor Japanese manufacturing facilities from five sites down to two sites, resulting in a footprint in Japan of roughly 2 million square feet in fabrication space and approximately 0.4 million in assembly and test space. Outside of Japan we currently own or lease through SANYO Semiconductor and its subsidiaries approximately 2.3 million square feet of space. Much of the reductions in assembly and test activities in Japan will be transferred into our existing SANYO Semiconductor or ON Semiconductor facilities. We expect to continue the existing SANYO plan to shutdown the assembly and test production in the Taiwan and Hong Kong manufacturing companies.

We believe that our facilities around the world, whether owned or leased, are well maintained. We believe that we have sufficient access to productive capacity to meet our needs for the majority of the products in our business lines for the foreseeable future. However, significant upturns have, from time to time, led to increased customer demand for our products and the risk of not being able to meet this demand in a timely and cost efficient manner.

See Part I, Item 1 “Business-Manufacturing Operations and Sales, Marketing and Distribution” included elsewhere in this report for further details on our properties.

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

On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of our individual former officers and current and former directors who were named as defendants in our litigation, and they are no longer parties to the litigation. On February 19, 2003, the District Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling, the District Court granted in part and denied in part those motions. As to the claims brought against us under the antifraud provisions of the securities laws, the District Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the District Court denied the motion to dismiss these claims as to us and as to substantially all of the other issuer defendants as well. The District Court also denied the underwriter defendants’ motion to dismiss in all respects.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs have been filed by the remaining objector groups, and those appeals remain pending. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While we can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

Intellectual Property Matter

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

The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue, which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which held a hearing on the appeal on September 29, 2010. The Board of Appeals is expected to issue its written decision on the appeal within the next several months. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants’ request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010, the judge granted Synopsys’ motion for summary judgment. On April 28, 2010, Ricoh filed a motion for reconsideration on the summary judgment ruling. On May 28, 2010, the judge denied the Ricoh motion and entered final judgment in Synopsys’ favor for non-infringement. Ricoh subsequently filed a Notice of Appeal on June 23, 2010 and served its brief on appeal on August 31, 2010. Counsel for Synopsys filed its responsive brief on October 29, 2010. Oral arguments are scheduled to occur as early as February 2011 and a decision on the appeal is likely in the spring of 2011. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Litigation Matter

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation (C.A. No. 1:10-CV-01101-GMS). The lawsuit was brought by a stockholder of ON Semiconductor Corporation and alleges generally that (1) ON Semiconductor Corporation’s 2010 proxy statement contained materially false and misleading information regarding our Amended and Restated Stock Incentive Plan (“Plan”) in violation of the federal securities laws; (2) the Plan was defective and, thus, any awards made pursuant to the Plan would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor Corporation officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Plan. We have moved to dismiss the lawsuit. We deny the substantive allegations made in the lawsuit and intend to vigorously defend against them. While we make no assurances or guarantees as to the outcome of this proceeding, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

See Part I, Item 1 “Business-Government Regulation” of this report for information on certain environmental matters.

See also Note 14: “Commitments and Contingencies” of the notes to the consolidated audited financial statements of this Form 10-K for contingencies relating to other legal proceedings and other matters.

Item 4.    (Removed and Reserved)

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

Range of Sales Price

	High	Low
2010
First Quarter	$9.11	$7.06
Second Quarter	$8.92	$6.17
Third Quarter	$7.45	$6.07
Fourth Quarter	$9.97	$6.87

2009
First Quarter	$5.10	$3.17
Second Quarter	$7.29	$4.47
Third Quarter	$9.12	$6.30
Fourth Quarter	$9.01	$6.32

As of February 18, 2011, there were approximately 287 holders of record of our common stock and 441,905,088 shares of common stock outstanding.

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

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended as of December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements. The five-year selected consolidated financial data has been retrospectively adjusted for the years ending December 31, 2008, 2007 and 2006, as required, as a result of the Company’s adoption of Financial Accounting Standards Board (“FASB”) amendments related to (1) accounting for convertible debt instruments that may be settled in cash upon conversion and (2) non-controlling interests in consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Year ended December 31,
	2010 (2)	2009 (2)	2008 (2)	2007 (2)	2006 (2)
	(in millions, except per share data)
Statement of Operations data:
Revenues	$2,313.4	$1,768.9	$2,054.8	$1,566.2	$1,531.8
Restructuring, asset impairments and other, net (1)	10.5	24.9	26.2	3.0	(6.9)
Goodwill and intangible impairment charges (3)	16.1	—	544.5	—	—
Net income (loss) attributable to ON Semiconductor Corporation	290.5	61.0	(428.9)	203.6	251.1
Diluted earnings (loss) per common share	$0.65	$0.14	$(1.13)	$0.68	$0.73

	December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet data:
Total assets	$2,919.2	$2,414.3	$2,354.2	$1,637.6	$1,416.5
Long-term debt, less current portion	752.8	727.6	901.9	920.3	901.2
Stockholders’ equity	1,388.0	1,004.6	855.5	242.7	42.3

(1)	Restructuring, asset impairments and other, net included employee severance and other exit costs associated with our worldwide cost reduction and profitability enhancement programs, asset impairments, and executive severance costs and any other infrequent or unusual items such as: a $0.4 million gain in 2010 associated with the sale of assets and intellectual property, partially offset by a $0.8 million payment for settlement of various litigation matters and a $3.9 million write-off of the net book value of a cost investment; a $2.0 million gain in 2009 associated with the sale of assets and intellectual property combined with a $2.5 million gain associated with the settlement of a legal dispute, partially offset by the write-off of net book value of property, plant, and equipment of $6.3 million; a $0.7 million gain in 2008 associated with the reversal of certain capital lease obligations, partially offset by the write-off of the net book value of certain software licenses that were included in property, plant, and equipment; a $5.7 million gain in 2006 associated with insurance proceeds received to replace damaged equipment in our Gresham, Oregon wafer fabrication facility and a $4.5 million gain in 2006 on the sale of a building at our corporate headquarters in Phoenix, Arizona and a manufacturing facility at our East Greenwich, Rhode Island location.
(2)	Our results of operations include $52.5 million, $54.2 million, $33.2 million, $16.5 million and $10.2 million of stock compensation expense during the years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007 and December 31, 2006, respectively.
(3)

We recorded $16.1 million of goodwill and intangible asset impairment charges relating to our PulseCore acquisition on our statement of operations for the year ended December 31, 2010 as a result of a decline in the operating results of one of our product families, additionally, we recorded $544.5 million of goodwill impairment charges relating to AMIS, our PTC Business and to Cherry goodwill on our statement of operations for the year ended December 31, 2008. This impairment charge resulted from a decline in the operating results and a decline in our business outlook, primarily due to the current macroeconomic environment. We used the income approach, based on estimated cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as revenues, gross profits, operating expenses, and industry trends.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Part I, Item 1A “Risk Factors” of this Form 10-K.

Executive Overview

This section presents summary information regarding our industry, markets, business and operating trends only. For a full understanding of the information summarized in this overview, you should read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

According to WSTS, worldwide semiconductor industry sales were $300.4 billion in 2010, an increase of 36.5% from $220.1 billion in 2009. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market exclusive of the results from our Sanyo transaction since 2006:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percent Change	Total Addressable Market Sales (1)(2)	Percent Change
	(in billions)		(in billions)
2010	$300.4	36.5%	$75.3	52.7%
2009	$220.1	-16.0%	$49.3	-20.2%
2008	$261.9	2.5%	$61.8	86.7%
2007	$255.6	3.2%	$33.1	7.8%
2006	$247.7	8.9%	$30.7	15.8%

(1)	Based on shipment information published by WSTS, an industry research firm. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies and Estimates – Revenue Recognition” contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, RF and microwave power transistors/modules, RF and microwave diodes, RF and microwave SS transistors, power FET modules, IGBT modules, SP logic and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); (c) standard logic products (general purpose logic and MOS general purpose logic only); (d) SP logic (consumer other, computer other peripherals, wired communications, automotive and industrial); (e) CMOS image sensors; and (f) memory.

Worldwide semiconductor industry sales grew by 2.5% in 2008, decreased by 16.0% in 2009, and grew by 36.5% in 2010 following a pattern consistent with the movements in the global economy. Sales in our total addressable market grew significantly in 2008, reflecting the expanded markets we now serve with the acquisitions of AMIS and Catalyst that exceeded the impact of any price declines. Sales in our total addressable market dropped to $49.3 billion in 2009 and returned to $75.3 billion in 2010 exhibiting slightly more volatility than the whole industry. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 2.8% for the next three years. These projections are not ours and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2010 were $2,313.4 million, an increase of 30.8% from $1,768.9 million for the year ended December 31, 2009, the majority of which was due to an increase in volume and mix of products sold during 2010. During 2010, we reported net income of $290.5 million compared to $61.0 million in 2009. Our gross margin increased by approximately 620 basis points to 41.3% in 2010 from 35.1% in 2009. The primary reason for the increase is attributable to increases in volume driving better factory utilization; cost savings from profitability enhancement programs and a lower amount of expensing of fair market value step up of inventory acquired in business acquisitions, partially offset by a decrease in average selling prices of 4.4%.

Outlook

ON Semiconductor Q1 2011 Outlook (Excluding Expected Results of SANYO Semiconductor)

Based on current booking trends, backlog levels and estimated turns levels, we anticipate that revenues will be approximately $570.0 million to $590.0 million in the first quarter of 2011. Backlog levels at the beginning of the first quarter of 2011 represent over 90% of our anticipated first quarter 2011 revenues. We estimate average selling prices for the first quarter of 2011 will be down approximately 1% to 2% compared to the fourth quarter of 2010. We estimate cash capital expenditures of approximately $70.0 million to $80.0 million in the first quarter of 2011 of which $10.0 million to $20.0 million is related to carry forwards from 2010.

For the first quarter of 2011, we estimate gross profit as a percentage of revenues to be approximately 40.0% to 41.0%. For the first quarter of 2011, we estimate total operating expenses of approximately $137.0 million to $141.0 million, which includes amortization of acquisition-related intangibles assets, restructuring and other charges of approximately $10.0 million.

We anticipate interest expense, net of interest income, and other will be approximately $19.0 million, which includes non-cash interest expense of approximately $9.0 million relating to our convertible senior subordinated notes. We estimate the provision for income taxes to be approximately $4.0 million in the first quarter of 2011, with cash payments of income taxes to be approximately $3.0 million in the first quarter of 2011. We also estimate share-based compensation expense of approximately $11.0 million to $13.0 million in the first quarter of 2011, which is included within operating expense above.

ON Semiconductor Q1 2011 Outlook incremental for SANYO Semiconductor

In addition, we anticipate SANYO Semiconductor will add approximately $260.0 million to $285.0 million of incremental revenue to historical ON Semiconductor guidance above. We currently anticipate that SANYO Semiconductor will generate operating losses in the first quarter of 2011 from, among other items, purchase accounting and acquisition related costs.

Business Overview

The aforementioned information is exclusive of items related to our acquisition of SANYO Semiconductor.

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

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 237 new product families in 2010. There were 247 new product families in 2009. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure, however, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. These macroeconomic factors have affected our customers and suppliers which in turn has affected our business, including sales, the collection of receivables, and results of operations. Although we view many of these macroeconomic environment issues as temporary, our continuing outlook for the future will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2010, 2009 and 2008. The amounts in the following table are in millions:

	Year ended December 31,			Dollar Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Revenues	$2,313.4	$1,768.9	$2,054.8	$544.5	$(285.9)
Cost of revenues	1,357.4	1,148.2	1,309.3	209.2	(161.1)

Gross profit	956.0	620.7	745.5	335.3	(124.8)
Operating expenses:
Research and development	248.0	198.8	233.9	49.2	(35.1)
Selling and marketing	145.6	120.9	134.4	24.7	(13.5)
General and administrative	129.9	104.5	122.4	25.4	(17.9)
In-process research and development	—	—	27.1	—	(27.1)
Amortization of acquisition-related intangible assets	31.7	29.0	22.9	2.7	6.1
Restructuring, asset impairments and other net	10.5	24.9	26.2	(14.4)	(1.3)
Goodwill and intangible asset impairment charges	16.1	—	544.5	16.1	(544.5)

Total operating expenses	581.8	478.1	1,111.4	103.7	(633.3)

Operating income (loss)	374.2	142.6	(365.9)	231.6	508.5

Other income (expenses):
Interest expense	(61.4)	(64.6)	(79.9)	3.2	15.3
Interest income	0.5	0.8	6.9	(0.3)	(6.1)
Other	(6.9)	(4.7)	(2.9)	(2.2)	(1.8)
Gain (loss) on debt prepayment	(0.7)	(3.1)	3.8	2.4	(6.9)

Other income (expenses), net	(68.5)	(71.6)	(72.1)	3.1	0.5

Income (loss) before income taxes	305.7	71.0	(438.0)	234.7	509.0
Income tax (provision) benefit	(12.8)	(7.7)	9.4	(5.1)	(17.1)

Net income (loss)	292.9	63.3	(428.6)	229.6	491.9
Net income attributable to minority interests	(2.4)	(2.3)	(0.3)	(0.1)	(2.0)

Net income (loss) attributable to ON Semiconductor Corporation	290.5	$61.0	$(428.9)	229.5	489.9

Revenues

Net revenues were $2,313.4 million, $1,768.9 million and $2,054.8 million in 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 was due to increase in volume and mix of sales of 33.7% combined with an increase in revenues from our acquisitions of SDT, PulseCore and CMD of $25.8 million, or 1.4%, partially offset by decreases in average selling prices of 4.4%. The decrease from 2008 to 2009 was due to the drop in volume and mix of 10.8% combined with a reduction in average selling prices of 5.7%, partially offset by increases in revenues from our acquisitions of AMIS and Catalyst of $45.8 million, or 2.6%. The revenues by reportable segment in each of these three years were as follows (in millions):

	Year Ended December 31, 2010	As a % Revenue (1)	Year Ended December 31, 2009	As a % Revenue	Year Ended December 31, 2008	As a % Revenue
Automotive and Power Group	$546.6	23.6%	$400.9	22.7%	$486.3	23.7%
Computing & Consumer Group	525.6	22.7%	409.0	23.1%	519.8	25.3%
Digital and Mixed-Signal Product Group	467.9	20.2%	393.0	22.2%	462.8	22.5%
Standard Products Group	773.3	33.4%	566.0	32.0%	585.9	28.5%

Total revenues	$2,313.4		$1,768.9		$2,054.8

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the automotive and power group increased from 2009 to 2010 and declined from 2008 to 2009. In 2010, this increase can be attributed to increased revenues from MOSFETs of 29%, mixed signal automotive products of 42%, analog automotive of 58%, LDO and voltage regulators of 31%, auto power products of 38% and automotive application specific standard products of 45%. In 2009, this decline can be attributed to a decrease in revenues from MOSFETs of 24%, LDO and voltage regulators of 21%, mixed signal automotive products from the former AMIS of 7%, analog automotive products of 15%, auto power products of 5% and automotive application specific standard products of 3%.

Revenues from computing and consumer products increased from 2009 to 2010 and decreased from 2008 to 2009. The increase from 2009 to 2010 can be attributed to an increase in revenues from signal and interface products of 36%, power switch products of 30%, AC-DC conversion products of 34%, standard logic products of 53%, DC-DC conversion products of 44% and low voltage power products of 4%, partially offset by decreases in revenues from analog switch products of 21%. The decrease from 2008 to 2009 can be attributed to a decrease in revenues from power switch products of 21%, standard logic products of 29%, low voltage power products of 25%, analog switch products of 36%, AC-DC conversion products of 14%, signal and interface products of 11% and DC-DC conversion products of 32%.

Revenues from the digital and mixed-signal products group increased from 2009 to 2010 and decreased from 2008 to 2009. The increase from 2009 to 2010 can be attributed to increased revenues from industrial products of 53%, revenues from the recent acquisition of SDT, military and aerospace product revenues of 11%, high frequency products of 14%, revenues from acquisition of PulseCore, integrated sensor products of 39%, communication and high voltage products of 33% and manufacturing services revenues of 15%, partially offset by decreases in revenues from foundry products of 9% and medical products of 1%. The decrease from 2008 to 2009 can be attributed to decreased revenues from manufacturing service products of 71%, industrial products of 20%, military and aerospace products of 14%, high frequency products of 14%, integrated sensor products of 18% and communications and high voltage products of 1%, partially offset by increases in revenues from medical products of 34% and foundry products of 4%.

Revenues from standard products increased from 2009 to 2010 and decreased from 2008 to 2009. The increase in revenues from 2009 to 2010 is primarily attributable to increases in revenues from rectifier products of 35%, protection products of 43%, small signal products of 18%, filter products of 65%, zener products of

44%, revenues from our acquisition of Catalyst of 30%, bipolar power products of 31% and thyristor products of 45%. The decrease in revenues from 2008 to 2009 is primarily attributed to decreases in revenues from rectifier products of 17%, small signal products of 9%, zener products of 24%, bipolar power products of 26%, protection products of 6% and thyristor products of 5%, partially offset by increases of revenues from our acquisition of Catalyst and filter products of 40%.

Revenues by geographic area as a percentage of revenues were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Americas	21.4%	21.5%	24.6%
Asia/Pacific	62.4%	62.3%	57.7%
Europe	16.2%	16.2%	17.7%

Total	100.0%	100.0%	100.0%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. In recent years, there has been a trend toward moving such manufacturing activities to lower cost regions, particularly in Asia.

One of our customers accounted for 13% of our revenues for the year ended December 31, 2010 and 11% for the years ended December 31, 2009 and 2008.

Gross Profit

Our gross profit was $956.0 million, $620.7 million, and $745.5 million in 2010, 2009 and 2008, respectively. As a percentage of revenues, our gross profit was 41.3%, 35.1%, and 36.3% in 2010, 2009 and 2008, respectively. Gross profit as a percentage of revenues increased during 2010 compared to 2009, primarily due to increases in volume driving better factory utilization, cost savings from profitability enhancement programs, combined with lower expensing of fair market value of inventory in 2010 compared to 2009, partially offset by a 4.4% decrease in average selling prices during 2010. Gross profit as a percentage of revenues decreased during 2009 compared to 2008, primarily due to decreases in prices and the effects of lower sales volume during 2009 compared to 2008, partially offset by cost savings from profitability enhancement programs and a lower amount of expensing of fair market value step up in inventory. The gross profit by reportable segment in each of these three years were as follows (in millions):

	Year Ended December 31, 2010	As a % of Revenue	Year Ended December 31, 2009	As a % of Revenue	Year Ended December 31, 2008	As a % of Revenue
Automotive & Power Group	$203.3	8.8%	$128.8	7.3%	$174.2	8.5%
Computing & Consumer Group	226.2	9.8%	141.9	8.0%	220.3	10.7%
Digital & Mixed- Signal Products	291.6	12.6%	211.5	12.0%	180.9	8.8%
Standard Products Group	290.7	12.6%	173.7	9.8%	213.8	10.4%

Gross profit by segment	1,011.8		655.9		789.2
Unallocated
Manufacturing	(55.8)	-2.4%	(35.2)	-2.0%	(43.7)	-2.1%

Total gross profit	$956.0	41.3%	$620.7	35.1%	$745.5	36.3%

Gross profit from automotive and power group increased from 2009 to 2010 and decreased from 2008 to 2009. The increase from 2009 to 2010 can be attributed to increased gross profit from MOSFETs products of

49%, mixed signal automotive products of 50%, LDO and voltage regulator products of 86%, analog automotive products of 75%, auto power products of 61% and automotive application specific standard products of 49%. The decrease from 2008 to 2009 can be attributed to decreased gross profit from mixed signal automotive products of the former AMIS of 64%, MOSFETs products of 39%, analog automotive products of 39%, LDO and voltage regulator products of 36%, auto power products of 27% and automotive application specific standard products of 20%.

Gross profit from the computing and consumer group increased from 2009 to 2010 and decreased from 2008 to 2009. The increase from 2009 to 2010 can be attributed to increased gross profit from signal and interface products of 66%, power switch products of 90%, standard logic products of greater than 100%, AC-DC conversion products of 55%, DC-DC conversion products of 67% and low voltage power products of 15%, partially offset by decreases in gross profit from analog switch products of 16%. The decrease from 2008 to 2009 can be attributed to decreased gross profit from low voltage power products of 43%, power switch products of 42%, AC-DC conversion products of 30%, standard logic products of 48%, signal and interface products of 20%, analog switch products of 38% and DC-DC conversion products of 42%.

Gross profit from digital and mixed-signal products increased from 2009 to 2010 and increased from 2008 to 2009. The increase in gross profit from 2009 to 2010 can be attributed to increased gross profit from manufacturing service products of greater than 100%, industrial products of 87%, military and aerospace products of 15%, high frequency products of 22%, gross profit from acquisition of PulseCore, communications and high voltage products of 39%, integrated sensor products of 24% and gross profit from acquisition of SDT, partially offset by decreases in gross profit from foundry products of 19% and medical products of 1%. The increase in gross profit from 2008 to 2009 can be attributed to increased gross profit from medical products of 81%, foundry products of 32%, manufacturing services products of 21% and military and aerospace products of 16%, partially offset by decreases in gross profit from high frequency products of 11%, industrial products of 7%, communications and high voltage products of 6% and integrated sensor products of 2%.

Gross profit from standard products increased from 2009 to 2010 and decreased from 2008 to 2009. The increase in gross profit from 2009 to 2010 can be attributed to increases in gross profit from protection products of 55%, rectifier products of 77%, small signal products of 56%, zener products of 83%, filter products of 45%, bipolar power products of 64% and thyristor products of 60%, partially offset by decreases in gross profit from acquisition of Catalyst products of 45%. The decrease in gross profit from 2008 to 2009 can be attributed to decreases in gross profit from rectifier products of 37%, small signal products of 25%, zener products of 30%, protection products of 12%, bipolar power products of 35% and thyristor products of 9%, partially offset by increases in gross profit from products associated with our Catalyst acquisition and filter products of 12%.

Certain costs incurred during the manufacturing process are not allocated to the reportable segments. The increase in unallocated manufacturing costs from $35.2 million in 2009 to $55.8 million in 2010 was primarily due to the development of new production processes in our Gresham wafer fabrication facility. The decrease in unallocated manufacturing costs from $43.7 million in 2008 to $35.2 million in 2009 was due primarily to underutilized factory costs.

Operating Expenses

Research and development expenses were $248.0 million, $198.8 million and $233.9 million, representing 10.7%, 11.2% and 11.4% of revenues in 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 was primarily attributed to increased expense associated with ongoing research and development activities as a result of the newly acquired SDT, PulseCore and CMD businesses, increased salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local requirements, and an increase in performance bonuses as a result of our achievement of certain financial goals. The decrease from 2008 to 2009 was primarily attributable to a decrease in costs related to employee wages and salaries as a result of mandatory time off and overall cost-savings plans, including headcount reductions in response to the economic decline, a portion of proceeds received from the settlement of two lawsuits in our favor for patent infringement, partially offset by increased stock compensation expense.

Selling and marketing expenses were $145.6 million, $120.9 million and $134.4 million, representing 6.3%, 6.8% and 6.5% of revenues in 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 was primarily attributed to increased salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local requirements and an increase in performance bonuses as a result of our achievement of certain financial goals. The decrease from 2008 to 2009 was primarily attributed to decreased selling and marketing activities associated with a reduction in sales commission expenses due to the decrease in revenues, combined with a decrease in employee wages and salaries as a result of mandatory time off and reductions in headcount, partially offset by increased stock compensation expense.

General and administrative expenses were $129.9 million, $104.5 million and $122.4 million representing 5.6%, 5.9% and 6.0% of revenues in 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 was attributable to increases in acquisition related expenses, employee salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local requirements and an increase in performance bonuses as a result of our achievement of certain financial goals, partially offset by decreased stock compensation expense. The decrease from 2008 to 2009 was attributable to decreases in employee wages and salaries as a result of mandatory time off and reductions in headcount, partially offset by increased stock compensation expense.

Other Operating Expenses — Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net charges were $10.5 million, $24.9 million and $26.2 million in 2010, 2009 and 2008, respectively. Our individual quarterly restructuring charges are summarized below. For more information see Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this report.

•	$3.5 million charge recorded in the fourth quarter of 2010, consisting of:

•	$3.9 million write off of cost basis investment; and

•	$(0.4) million gain on the sale of intellectual property.

•	$0.9 million charge recorded in the third quarter of 2010, consisting of:

•	$0.2 million of employee separation charges associated with the 2010 acquisition of SDT; and

•	$0.7 million of employee separation charges associated with the 2010 acquisition of CMD.

•	$2.3 million charge recorded in the second quarter of 2010, consisting of:

•	$2.0 million of employee separation charges associated with the 2010 acquisition of SDT;

•	$0.2 million of employee separation charges associated with the 2010 acquisition of CMD; and

•	$0.1 million in exit costs associated with the 2010 acquisition of CMD for termination of certain leases.

•	$3.8 million charge recorded in the first quarter of 2010, consisting of:

•	$0.8 million cash payment for settlement of various litigation matters with former minority interest shareholders of a Czech subsidiary;

•	$2.6 million of employee separation charges associated with the 2010 acquisition of CMD;

•	$0.1 million of employee separation charges associated with the January 2009 worldwide employee reduction program;

•	$0.2 million of employee separation charges associated with the 2009 design center closures; and

•	$0.1 million of exit costs associated with the 2009 design center closures.

•	$(0.7) million gain recorded in the fourth quarter of 2009, consisting of:

•	$2.0 million gain on the sale of intellectual property;

•

$0.7 million of asset impairments resulting from the fact that we had changed our plans related to the use of certain software, and management considers the cessation of use of these assets as other than temporarily impaired;

•	$0.4 million of exit costs associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia; and

•	$0.2 million of employee separation charges associated with the January 2009 worldwide employee reduction program.

•	$7.9 million charge recorded in the third quarter of 2009, consisting of:

•	$5.4 million asset impairments on the Piestany, Slovakia manufacturing facility resulting from a subsequent decline in estimated fair value of the Piestany property;

•	$0.5 million of employee separation charges associated with the January 2009 worldwide employee reduction program;

•	$1.0 million of employee separation charges associated with the 2009 design center closures;

•	($0.2) million adjustments to employee separation charges associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia;

•	$0.7 million in exit costs associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia;

•	$0.2 million in exit costs associated with the 2009 design center closures; and

•	$0.3 million in exit costs associated with the 2008 acquisition of AMIS.

•	$8.1 million charge recorded in the second quarter of 2009, consisting of:

•	$1.3 million of employee separation charges associated with the May 2008 announced shut down of the manufacturing facilities in Piestany, Slovakia;

•	$1.7 million of employee separation charges associated with the January 2009 worldwide employee reduction program;

•	$3.9 million of employee separation charges associated with the 2009 Belgium workforce reduction;

•	$0.4 million in exit costs associated with the January 2009 worldwide employee reduction program;

•	$0.2 million in exit costs associated with the May 2008 announced shut down of the manufacturing facilities in Piestany, Slovakia;

•	$0.4 million in exit costs associated with the 2008 acquisition of AMIS; and

•	$0.2 million of asset impairments resulting from the fact that we have no plans to use certain assets, and management considers the cessation of use of these assets as other than temporarily idled.

•	$9.6 million charge recorded in the first quarter of 2009, consisting of:

•	$10.2 million of employee separation charges associated with the January 2009 worldwide employee reduction program;

•	$0.6 million of employee separation charges associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia;

•	$0.4 million of exit costs associated with the May 2008 announced shutdown of the manufacturing facilities in Piestany, Slovakia;

•	$0.9 million in exit costs associated with the 2008 acquisition of AMIS; and

•	($2.5) million net gain associated with the settlement of two legal disputes.

•	$3.7 million charge recorded in the fourth quarter of 2008, consisting of:

•

$2.3 million of asset impairments resulting from the fact that we had changed our plans related to the use of certain software, and management considers the cessation of use of these assets as other than temporarily impaired;

•	$0.1 million charge relating to the cancellation of a contract with supplier with the May 2008 announced shutdown of manufacturing facilities in Piestany, Slovakia;

•	$0.8 million of employee separation charges associated with the May 2008 announced shutdown of manufacturing facilities in Piestany, Slovakia; and

•	$0.5 million of exit costs associated with the exit and clean up of a wafer fabrication facility.

•	$2.5 million charge recorded in the third quarter of 2008, consisting of:

•	$1.1 million of termination benefits for 24 AMIS employees due to plans to eliminate certain duplicative positions;

•	$0.8 million for termination benefits for approximately 430 employees due to the announced shutdown of the manufacturing facilities in Piestany, Slovakia; and

•	$0.6 million of exit costs related to the 2008 acquisition of AMIS for charges incurred to clean up and exit an AMIS fabrication facility.

•	$14.2 million charge recorded in the second quarter of 2008, consisting of:

•	$3.6 million of employee separation charges to eliminate certain duplicative positions for 77 individuals, 19 of whom were employees of AMIS prior to the acquisition;

•

$0.2 million of employee separation charges related to our 2007 plan to restructure Phoenix, Arizona wafer manufacturing. Production activities from our wafer manufacturing facilities in Phoenix, Arizona were transferred to our off-shore lower cost manufacturing facilities;

•	$0.3 million of employee separation charges, for 6 employees when plans were announced to consolidate a portion of the operations on our Hong Kong design center;

•

$0.3 million of exit costs related to the 2008 acquisition of AMIS for charges incurred to terminate software licenses under certain lease agreements with external customers found to be duplicative between historical ON Semiconductor licenses and historical AMIS licenses; and

•	$9.8 million of asset impairments, included in restructuring, of which $7.9 million was related to the planned shutdown of Piestany, Slovakia manufacturing facilities.

•	$5.8 million charge recorded in the first quarter of 2008, consisting of:

•	$1.7 million of employee separation charges to eliminate certain duplicative positions for 36 individuals of which 20 were employees of AMIS prior to the acquisition;

•

$0.8 million of employee separation charges related to our 2007 plan to restructure Phoenix, Arizona wafer manufacturing. Production activities from our wafer manufacturing facilities in Phoenix, Arizona will be transferred to our off-shore lower cost manufacturing facilities;

•	$1.8 million of exit costs related to the 2008 acquisition of AMIS for charges incurred to terminate software licenses under certain lease agreements with external customers found to be duplicative;

•	$2.2 million of asset impairments, which resulted from the impairment of internally developed software that management does not consider a temporary cessation of use; and

•	($0.7) million net gain for the settlement of the capital lease obligation and related software licenses that were included in property, plant, and equipment.

Other Operating Expense — Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $31.7 million, $29.0 million and $22.9 million in 2010, 2009 and 2008, respectively. The increase of $2.7 million from 2009 to 2010 was primarily attributed to amortization of intangible assets associated with our acquisitions of PulseCore, CMD and SDT. The increase of $6.1 million from 2008 to 2009 was primarily attributable to a full year of amortization of intangible assets associated with our acquisitions of Catalyst and AMIS.

Other Operating Expense — Goodwill and Intangible Asset Impairment Charges

We monitor the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed the annual impairment analysis of goodwill at the reporting unit level as of the first day of the fourth quarter by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying value of the goodwill exceeds the fair value of the reporting unit goodwill. The fair value of each reporting unit to which goodwill was assigned was estimated using the present value of the estimated future cash flows.

During the fourth quarter of 2010, we determined that based on a decline in our business outlook for one of our reporting units, $8.9 million of carrying value of goodwill relating to our 2009 acquisition of PulseCore, and $7.2 million of carrying value of intangibles was impaired. Accordingly, we recognized goodwill impairment charges of $8.9 million and intangible asset impairment of $7.2 million in the digital and mixed signal product segment.

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

There was no impairment of goodwill for the year ended December 31, 2009.

Operating Income

Information about operating income from our reportable segments for the years ended December 31, 2010, 2009 and 2008 are as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital & Mixed- Signal Product Group	Standard Products Group	Total
For the year ended December 31, 2010:
Segment operating income	$88.2	$102.7	$122.8	$184.4	$498.1
For the year ended December 31, 2009:
Segment operating income	$24.5	$37.4	$70.2	$94.7	$226.8
For the year ended December 31, 2008:
Segment operating income	$51.1	$87.4	$48.9	$121.0	$308.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements is as follows, in millions:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Operating income for reportable segments	$498.1	$226.8	$308.4
Unallocated amounts:
Restructuring asset impairments and other charges, net	(10.5)	(24.9)	(26.2)
Goodwill and intangible asset impairment	(16.1)	—	(544.5)
Other unallocated manufacturing costs	(55.8)	(35.2)	(43.7)
Other unallocated operating expenses	(41.5)	(24.1)	(59.9)

Operating income (loss)	$374.2	$142.6	$(365.9)

Other unallocated operating expenses increased from $24.1 million in 2009 to $41.5 million in 2010 primarily due to increased costs to develop new production processes in our Gresham wafer fabrication facility. Other unallocated operating expenses decreased from $59.9 million in 2008 to $24.1 million in 2009 primarily due to the absence of a write off of in-process research and development during 2009 as compared to 2008.

Interest Expense

Interest expense was $61.4 million, $64.6 million and $79.9 million in 2010, 2009 and 2008, respectively. We recorded amortization of debt discount to interest expense of $33.7 million, $34.9 million and $41.6 million in 2010, 2009 and 2008, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during 2010, 2009 and 2008 was $911.2 million, $971.6 million, and $980.4 million, respectively. Our weighted-average interest rate on long-term debt (including current maturities and net of debt discount) was 6.7%, 6.6% and 8.1% per annum in 2010, 2009 and 2008, respectively. See “Liquidity and Capital Resources — Key Financing Events” for a description of our recent refinancing activities.

Gain (Loss) on Debt Repurchases

Loss on debt repurchase totaled $0.7 million during 2010. During 2010, we prepaid approximately $169.8 million of our senior bank facilities and incurred a $0.8 million loss on the prepayment, for the write off of $0.8 million in unamortized debt issuance costs. Additionally, during 2010 we recognized a $0.1 million gain on the modification of our Zero Coupon Convertible Senior Subordinated Notes due 2024. Loss on debt repurchase totaled $3.1 million in 2009. During 2009, we repurchased approximately $99.7 million of our zero coupon senior subordinated notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We reduced unamortized debt discount by $8.7 million and recognized a $3.1 million loss on the repurchases, which included the write-off of $0.7 million in unamortized debt issuance costs. Gain on debt repurchase totaled $3.8 million in 2008. During the fourth quarter of 2008, we repurchased $60.9 million of our Zero Coupon Convertible Senior Subordinated Notes due 2024, for approximately $49.4 million. The $3.8 million gain on the repurchase was offset by the write-off of $0.5 million of proportionate share of the debt issuance costs associated with the Zero Coupon Convertible Notes. See “Liquidity and Capital Resources — Key Financing Events” for a description of our refinancing activities.

Income Tax Benefit (Provision)

Income tax benefit (provision) was ($12.8) million, ($7.7) million and $9.4 million in 2010, 2009 and 2008, respectively.

The 2010 provision for income taxes of $12.8 million included $13.5 million for income and withholding taxes of certain of our foreign operations and $2.7 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions, which was effectively settled or for which the statute lapsed during 2010.

The 2009 provision for income taxes of $7.7 million included $13.0 million for income and withholding taxes of certain of our foreign and U.S. operations and $3.4 of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by a tax benefit of $8.7 million for the reversal of previously accrued income taxes for uncertain tax positions that have been effectively settled through examination.

The 2008 income tax benefit of $9.4 million included $2.2 million for income and withholding taxes of certain of our foreign operations and $5.4 million of new reserves for potential liabilities in foreign taxing jurisdictions, offset by the reversal of $17.0 million of previously accrued income taxes for anticipated audit issues due to the expiration of the statutes of limitations.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, our off-balance sheet arrangements, our contingencies, our sources and uses of cash, our debt and debt covenants, and our management of cash.

Cash Requirements

Contractual Obligations

On January 1, 2011, we paid approximately $142 million in cash and entered into a $378 million note payable as consideration for the purchase of SANYO Semiconductor, and related assets. Included in the assets acquired was approximately $126 million in cash. While we expect in the near term for SANYO Semiconductor to require cash to fund its restructuring and capital expenditure requirements, we believe our combined cash and cash equivalents of approximately $607 million, when adjusted for the net cash payment of $16 million related to the SANYO Transaction, along with the expected positive cash flow from operations will be adequate to fund our operating and capital needs for at least the next 12 months. The table below does not contain obligations that will be assumed in connection with our acquisition of SANYO Semiconductor, which closed on January 1, 2011.

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt (2)	$1,050.9	$160.1	$262.0	$542.9	$33.3	$5.1	$47.5
Operating leases (3)	81.7	16.9	14.2	11.2	9.3	17.7	12.4
Purchase obligations (3):
Capital purchase obligations	119.6	116.2	3.1	0.3	—	—	—
Foundry and inventory purchase obligations	82.5	75.1	2.5	1.9	1.5	1.5	—
Mainframe support	0.6	0.6	—	—	—	—	—
Information technology and communication services	39.7	19.9	15.3	4.5	—	—	—
Other	68.1	25.4	9.7	8.3	8.4	7.4	8.9

Total contractual obligations	$1,443.1	$414.2	$306.8	$569.1	$52.5	$31.7	$68.8

(1)	The table above does not include approximately $15.4 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of such liabilities.
(2)	Includes the interest portion of payments for long-term debt (variable rate at December 31, 2010).
(3)	These represent our off balance sheet arrangements (See “Liquidity and Capital Resources – Off Balance Sheet Arrangements” for a description of our off balance sheet arrangements.)

Our long-term debt includes approximately $33.0 million of real estate mortgages in the U.S., $96.2 million of Zero Coupon Convertible Senior Subordinated Notes due 2024 at par, $95.0 million of 1.875% Convertible Senior Subordinated Notes due 2025 at par, $484.0 million of 2.625% Convertible Senior Subordinated Notes due 2026 at par, $3.9 million of loans with two Japanese banks, $34.0 million of loans with a Chinese bank, $68.8 million of outstanding loans with three Philippine banks, a $13.8 million loan with a British finance company, a $40.0 million of loan with a Hong Kong bank and $115.5 million of capital lease obligations. For purposes of the contractual obligations schedule, we have shown the convertible debt at par value maturing upon the first put date. (See Note 7: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.)

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans. (See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report.)

Our balance of cash and cash equivalents was $623.3 million at December 31, 2010. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next 12 months.

Off Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desk top computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank has an outstanding amount of $4.0 million as of December 31, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2010. We also have outstanding guarantees and letters of credit outside of our non-reusable commitment credit totaling $9.0 million at December 31, 2010.

As part of securing financing in the normal course of business, we issued guarantees related to certain of our capital lease obligations and real estate mortgages which totaled approximately $137.7 million as of December 31, 2010. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $69.3 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

We, from time to time, have been active in merger and acquisition activity. In connection with these mergers or acquisitions, we have agreed to indemnify the other party or parties to the merger or acquisition agreement for certain claims or occurrences, limited in most instances, by time and/or monetary amounts.

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

See Part I, Item 3 “Legal Proceedings” of this report and Note 14: “Commitments and Contingencies” to our audited consolidated financial statements contained elsewhere in this report for possible contingencies related to legal matters and see Part I, Item 1 “Business — Government Regulation” of this report for information on certain environmental matters.

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

ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•

factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing; and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing inputs and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $647.1 million at December 31, 2010. Our working capital, excluding cash and cash equivalents, was $23.8 million at December 31, 2010, and has fluctuated between $101.3 million and $13.1 million over the last eight quarter-ends.

The components of our working capital at December 31, 2010 and 2009 are set forth below (in millions), followed by explanations for changes between 2009 and 2010 for cash and cash equivalents and any other changes greater than $5 million:

	December 31,
	2010	2009	Change
Current Assets
Cash and cash equivalents	$623.3	$525.7	$97.6
Short-term investments	—	45.5	(45.5)
Receivables, net	294.6	260.9	33.7
Inventories	360.8	269.9	90.9
Other current assets	63.6	51.5	12.1
Deferred income taxes	15.7	15.1	0.6

Total current assets	1,358.0	1,168.6	189.4

Current Liabilities
Accounts payable	256.9	172.9	84.0
Accrued expenses	162.6	135.5	27.1
Income taxes payable	5.1	5.0	0.1
Accrued interest	0.8	0.9	(0.1)
Deferred income on sales to distributors	149.5	98.8	50.7
Current portion of long-term debt	136.0	205.9	(69.9)

Total current liabilities	710.9	619.0	91.9

Net working capital	$647.1	$549.6	$97.5

The increase of $97.6 million of cash and cash equivalents is primarily due to $551.8 million of cash provided by operations, partially offset by $335.7 million of cash used in investing activities and $119.4 million of cash used in financing activities.

The decrease of $45.5 million in short-term investments is the result of investments maturing as cash and cash equivalents.

The increase of $33.7 million in receivables, net is the result of increased revenues at the end of the fourth quarter of 2010 compared to the end of the fourth quarter of 2009.

The increase of $90.9 million in inventories is the result of increased production needs to satisfy increased demand for products during the first quarter of 2011 as compared to the first quarter of 2010.

The increase of $12.1 million in other current assets is the result of prepayments of various items.

The increase of $84.0 million in accounts payable is the result of increased purchase of property, plant and equipment combined with an increase in purchases for production of inventory during the fourth quarter of 2010 as compared to the fourth quarter of 2009.

The increase of $27.1 million in accrued expenses is the result of increases in accrued bonus and accrued payroll.

The increase of $50.7 million in deferred income on sales to distributors is the result of increased inventories at our distributors.

The decrease of $69.9 million in current portion of long-term debt was primarily due to the reclassification of the principal balance of our Zero Coupon Convertible Senior Subordinated Notes to long-term debt as a result of the amendment to the notes which modified the next potential call option to be on April 15, 2012, partially offset by new short term financing and capital leases.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of restricted cash, property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Capital expenditures were $188.9 million, $55.3 million and $95.0 million in 2010, 2009 and 2008, respectively. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 11: “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this report. For further discussion of our tax reserves, see Note 8: “Income Taxes” to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

For the past several years, starting in 2007, we have undertaken various measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures continued in 2010. Set forth below is a summary of the key financing events affecting our capital structure during the last three years.

October 2007 Philippine Loan

In October 2007, one of our Philippine subsidiaries entered into a five-year syndicated loan agreement with three Philippine banks to finance capital expenditures and other general corporate purposes. The loan amount of $25.0 million, which had a remaining balance of $15.5 million at December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in October 2012.

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

April 2008 Japanese Loan

In April 2008, one of our Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance capital expenditures and other general corporate purposes. The $5.5 million loan, which bore interest payable quarterly at an annual rate of 1.875% was repaid during the first quarter of 2009.

June 2008 Belgian Loan

In June 2008, one of our European subsidiaries, entered into a loan with a Belgian Bank, secured by certain assets, to pay off the March 2008 Short-Term Bridge Loan. The loan, which bore interest payable daily at the European Overnight Index Average (“EONIA”) plus 0.4% was repaid during the second quarter of 2009.

August 2008 Philippine Loan

In August 2008, one of our Philippine subsidiaries entered into a $12.5 million five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $8.9 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 0.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in August 2013.

September 2008 Philippine Loan

In September 2008, one of our Philippine subsidiaries entered into a $7.0 million five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $5.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 1.25% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in September 2013.

November 2008 Japanese Loan

In November 2008, one of our Japanese subsidiaries entered into a five-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $2.1 million as of December 31, 2010 (¥180 million principal), bears interest at an annual rate of 1.875% and requires semi-annual principal payments through November 2013 of approximately $0.4 million (¥30 million principal) along with accrued interest.

December 2008 Japanese Loan

In December 2008, one of our Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $1.8 million as of December 31, 2010 (based on the yen-to-dollar exchange rate in effect at that date), bears interest payable monthly at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.75%. The loan has been renewed twice since its original due date in November 2009.

June 2009 Chinese Loan

In June 2009, one of our Chinese subsidiaries entered into a $7.0 million short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which bore interest payable quarterly based on 3-month LIBOR plus 5% per annum, matured and was repaid during the second quarter of 2010.

July 2009 Chinese Loan

In July 2009, one of our Chinese subsidiaries entered into a $7.0 million short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which bore interest payable quarterly based on 3-month LIBOR plus 4.0% per annum, matured and was repaid during the third quarter of 2010.

July 2009 Philippine Loan

In July 2009, one of our Philippine subsidiaries entered into a loan agreement with two Philippine banks to finance up to $14.0 million of the expansion of the Philippine manufacturing facility. The $10.3 million drawn portion of the loan, which bore interest payable quarterly based on 3-month LIBOR plus 5.75% per annum was prepaid in the second quarter of 2010.

October 2009 Chinese Loans

In October 2009, one of our Chinese subsidiaries entered into two short-term loan agreements for a total amount of $13.0 million with a Chinese bank to finance the purchase of raw materials. The loans refinanced two loans with the same bank that matured in 2009. The loans, which bore interest payable quarterly based on 3-month LIBOR plus 2.5% per annum, matured and were repaid in the third quarter of 2010.

November 2009 Chinese Loan

In November 2009, one of our Chinese subsidiaries entered into a $7.0 million short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan refinanced a loan with the same bank that matured in 2009. The loan, which bore interest payable quarterly based on 3-month LIBOR plus 3.0% per annum, matured and was repaid in the fourth quarter of 2010.

November 2009 British Loan

In November 2009, one of our European subsidiaries entered into a loan with a United Kingdom based finance company, secured by certain assets, to finance general corporate purposes. The loan, which had a balance of $13.8 million as of December 31, 2010 (based on the euro-to-dollar exchange rate in effect at that date), bears interest payable monthly at 1-month LIBOR plus 1.4% per annum. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The loan agreement can be cancelled by a 90-day written notification. A cash secured stand by letter of credit of $4.0 million was issued to guarantee the loan facility.

December 2009 Chinese Loan

In December 2009, one of our Chinese subsidiaries entered into a $12.0 million short-term loan agreement with a Chinese bank for working capital purposes. The loan, which bore interest payable quarterly based on 6-month LIBOR plus 1.8% per annum which matured and was repaid in the fourth quarter of 2010.

April 2010 Amended Indenture for Zero Coupon Convertible Senior Subordinated Notes due 2024

In April 2010, we unilaterally amended the Indenture for our Zero Coupon Convertible Senior Subordinated Notes due 2024. The amendments include:

•

One additional opportunity to require us to repurchase the notes on April 15, 2012. The terms of this put option are otherwise identical to pre-existing terms of the notes whereby holders of the notes had the option to require us to purchase the notes on April 15, 2010; and

•	Terms eliminating our ability to redeem the notes at our option from April 15, 2010 until April 15, 2012.

In accordance with the right of the holders of the notes to require us to purchase the notes on April 15, 2010, approximately $3.2 million of the $99.4 million par value of notes then outstanding were purchased by us. In accordance with ASC 470 — Debt, the amendment was considered a substantial modification for accounting purposes; therefore, the $96.2 million original remaining debt was deemed to be extinguished, resulting in a $0.1 million gain, and new convertible debt with fair value of $98.5 million was deemed to be issued.

ASC 470 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. Thus, the liability component of the new convertible debt was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the modification of the Convertible Notes for similar debt instruments without conversion feature. The equity component of the new convertible debt was recorded as additional paid in capital and represents the difference between the fair value of the modified Convertible Notes and the liability component. It also requires an accretion of the debt discount resulting from the allocation of a portion of the modified fair value to equity over the life of the Convertible Notes, which is expected to be the next put date. As a result, we recognized $13.3 million of debt discount, which will be amortized through April 2012.

May 2010 Prepayment Senior Bank Facility

In May 2010, we terminated our senior bank facilities by making a full prepayment of the $169.8 million aggregate principal amount outstanding under the term loan portion. This amount would have been due in September 2013, subject to scheduled principal amortization and other required prepayments under the senior bank facilities. We incurred no penalties in connection with this early termination.

The termination of the senior bank facilities also resulted in the termination of the $25.0 million of undrawn revolver and termination of certain ancillary agreements executed in connection with the senior bank facilities in August 1999 and amended over the years, including the pledge agreement, security agreement and guarantee agreement.

Pursuant to the pledge agreement, security agreement, and guarantee agreement, our obligations and the obligations of certain of our subsidiaries under the senior bank facilities and related documents were secured by a first lien on substantially all of our property and assets (tangible and intangible), including the capital stock of certain subsidiaries, and substantially all of the property and assets (tangible and intangible) of certain of our subsidiaries. The senior bank facilities contained customary representations and warranties, restrictive covenants, and default provisions.

The termination of our senior bank facilities negatively impacts our liquidity, but provides additional financial and operational flexibility. Since the termination, we continue to generate strong free cash flow and we remain committed to improving the capital structure of the company and shareholder value.

June 2010 Hong Kong Loan

In June 2010, one of our Asian subsidiaries entered into a loan agreement with a Hong Kong bank pursuant to which the bank purchased accounts receivables, with recourse. In accordance with generally accepted accounting principles in the United States, the purchased assets remained on our balance sheet as of December 31, 2010. The loan, which had a balance of $40.0 million as of December 31, 2010, bears interest payable weekly at 2-month LIBOR plus 1.75% per annum. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.

September 2010 Philippine Loan

In September 2010, one of our Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $19.4 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 2.0% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in September 2015.

September 2010 Chinese Loans

In September 2010, one of our Chinese subsidiaries entered into two new short-term loan agreements with a Chinese bank to finance the purchase of raw materials. These short-term loans refinanced two loans with the same bank that matured in 2010. The loans, which had a balance of $14.0 million as of December 31, 2010, bear interest payable quarterly based on 3-month LIBOR plus 3.8% per annum. The full amount of the loans is due in September 2011.

November 2010 Chinese Loan

In November 2010, one of our Chinese subsidiaries entered into a loan agreement with a Chinese bank to finance the purchase of raw materials. This short-term loan refinanced two loans with the same bank that matured in 2010. The loan, which had a balance of $13.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 3.8% per annum. The full amount of the loan is due in November 2011.

November 2010 Philippine Loan

In November 2010, one of our Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $20.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 1.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in November 2015.

December 2010 Chinese Loan

In December 2010, one of our Chinese subsidiaries entered into a loan agreement with a Chinese bank to finance the purchase of raw materials. These short-term loans refinanced a loan with the same bank that matured in 2010. The loan, which had a balance of $7.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 4.2% per annum. The full amount of the loans is due in December 2011.

December 2010 U.S. Real Estate Mortgages

In December 2010, one of our U.S. subsidiaries entered into a loan agreement with a U.S. insurance company, which was secured by real estate. The loan, which had a balance of $9.0 million as of December 31, 2010 bears interest payable monthly at an interest rate of 4.875% per annum, with a balloon payment of $6.8 million in 2016.

In December 2010, one of our U.S. subsidiaries entered into a loan agreement with a Scottish Bank, which was secured by real estate. The loan, which had a balance of $24.0 million as of December 31, 2010 bears interest payable monthly at an interest rate of 4.85% per annum, with a balloon payment of $17.8 million in 2016.

January 2011 SANYO Note Payable

In January 2011, in connection with our acquisition of SANYO Semiconductor, we entered into a seven-year $377.5 million note payable to SANYO Electric. The note payable, which bears interest at LIBOR plus 1.75% per annum, has quarterly principal payments of approximately $9.4 million with a final payment of $122.7 million due January 2, 2018, including interest. The below long-term debt table does not contain the obligations assumed with our acquisition of SANYO Semiconductor, which closed on January 1, 2011.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2010 and 2009 (in millions):

	December 31, 2010	December 31, 2009
Senior Bank Facilities:
Term Loan, interest payable monthly at 2.00063%	$—	$170.2
US real estate mortgages payable monthly thru 2016 at an average rate of 4.857%	33.0	—
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	87.5	96.9
1.875% Convertible Senior Subordinated Notes due 2025 (2)	82.2	76.5
2.625% Convertible Senior Subordinated Notes due 2026 (3)	410.1	389.0
Loan with British finance company, interest payable monthly at 2.18% and 1.75%, respectively	13.8	23.1
Loan with Hong Kong bank, interest payable weekly at 2.0325%	40.0	—
Loans with Philippine banks due 2010 through 2015, interest payable quarterly at an average rate of 1.80446% and 2.35318%, respectively	68.8	45.4
Short-term loans with Chinese banks due 2010 through 2011, interest payable quarterly at an average rate of 4.23375% and 3.36851%, respectively	34.0	46.0
Loans with Japanese banks due 2010 through 2013, interest payable monthly & semi-annually at an average rate of 1.44545% and 1.87708%, respectively	3.9	7.8
Capital lease obligations	115.5	78.6

	$888.8	$933.5
Less: Current maturities	(136.0)	(205.9)

	$752.8	$727.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to us at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at our option on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2013.

As of December 31, 2010, we were in compliance with the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 and with covenants relating to other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through December 31, 2011.

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

Revenue.    We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. Distributor revenue is recognized in various ways within the industry, some recognize revenue upon sale to the distributor, while others, like us, recognize the revenue when the sale is made to the end customer. Additionally, there can often be a lag in the data collection from distributors, which makes the calculation of revenue recognition challenging. Due to our high distributor sales, revenue recognition is a critical accounting policy. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet given our inability to reliably estimate up front the effect of the returns and allowances with these distributors. We recognize the related revenue and cost of revenues when the distributor informs us that they have resold the products to the end user. Inaccuracies in the sales or inventory data provided to us by our distributors can therefore result in inaccuracy in our reporting revenues. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as Catalyst, AMIS, PulseCore, CMD or SDT, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. The initial $8.0 million in the inventory step up for the acquisitions has been expensed to the statement of operations when the inventory was shipped to the customer, leaving no inventory and inventories at distributors at December 31, 2010. As this inventory is shipped to customers, it will significantly decrease the gross profit reported on those future sales until the inventory is completely sold.

Deferred Tax Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. In the fourth quarter of 2001, a valuation allowance was established for our domestic deferred tax assets and a portion of our foreign deferred tax assets. Additionally, throughout 2008, 2009 and 2010, no incremental domestic deferred tax benefits were recognized. As of December 31, 2010 and 2009, deferred tax assets and liabilities before valuation allowance were $558.3 million and $551.7 million, respectively, and the deferred tax asset valuation allowance was $560.8 million and $550.4 million, respectively. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

We have determined that our product families, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill; because they are one level below the operating segments, they constitute individual businesses, and our segment management regularly reviews the operating results of each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. We determined the fair value of each reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

We perform our annual impairment analysis as of the first day of the fourth quarter of each year. During the first step of our annual impairment analysis in the fourth quarter of 2009, we determined that the carrying amount of our goodwill for all reporting units was recoverable; however during the first step of our annual impairment analysis in the fourth quarter of 2010, we determined that the carrying value of our goodwill for one of our product families may not be recoverable. After completing the second step of our annual impairment analysis for this one product family, we recognized a total charge of $8.9 million from our digital and mixed signal product group.

As the fair value of the impaired reporting unit was $8.9 million, a 1% change in the discount rate would have no effect on the impaired reporting unit tested.

Additionally, during the first step of our annual impairment analysis in the fourth quarter of 2008, we determined that the carrying value of our goodwill for eight of our product families may not be recoverable. After completing the second step of our annual impairment analysis for those eight product families, we recognized a total charge of $544.5 million of which $128.2 million was from our computing and consumer product group and $416.3 million was from our digital and mixed signal product group.

We use the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. We consider other valuation methods such as the cost approach or market approach less desirable than the income approach to perform the goodwill impairment test because there are no stand-alone companies that exclusively sell the products that are similar to those sold by our reporting units. The material assumptions used for the income approach for 2010, 2009 and 2008 were five years of projected net cash flows, a discount rate of 13.0%, 11.2% and 14.5%, respectively and a long-term growth rate of 3.9%, 3.5% and 3.0%, respectively. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses.

The total fair value of the impaired reporting units in 2008 was $581.0 million. A one percentage point change in the discount rate would have impacted the fair value of the eight impaired reporting units tested by approximately $47.7 million. A one percentage point change in the long-term growth rate would have impacted the fair value by approximately $31.9 million. A one percent increase in the discount rate or a one percent decrease in the long-term growth rate would have required us to perform further analysis that may have resulted in an impairment charge for one or both of the reporting units with material goodwill balances that were at risk.

Factors we consider important that could trigger a subsequent impairment review and possible impairment loss for these two reporting units include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. If current economic conditions worsen, causing decreased revenues and/or increased costs, we may have further material goodwill impairments.

The fair value of the remaining seven reporting units were in excess of their respective carrying values as of the date of the last impairment test, which was as of the first day of the fourth quarter of 2010.

Our next annual test for impairment is expected to be performed in our fourth quarter of 2011; however, if any potential triggering event occurs during any future interim period; an assessment of the recoverability of our goodwill may result in an impairment charge that may be material.

Defined Benefit Plans.    We maintain pension plans covering certain of our foreign employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. For example, as of December 31, 2010, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities, the expense impact would be approximately $5.9 million.

Valuation of Stock Compensation.    The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of shares issued for each option grant. We continue to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan.

Contingencies.    We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes and we record the appropriate liability when the amount is deemed probable and estimable.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method, which is included in ASC 605 — Milestone Method of Revenue Recognition. The ASU codifies the consensus reached in EITF 08-09, Milestone Method of Revenue Recognition, (“EITF 08-09”), which addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010, with earlier application and retrospective application permitted. We do not expect the provisions of ASU No. 2010-17 to have a material effect on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early application is permitted. We do not expect the provisions of ASU 2010-29 to have a material effect on our financial position, results of operations or cash flows; however, we will have additional disclosure requirements related to the SANYO acquisition which was closed on January 1, 2011.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2010, our long-term debt (including current maturities) totaled $888.8 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $730.3 million. We do have interest rate exposure with respect to the $158.5 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $0.8 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

Changes in Internal Control Over Financial Reporting.    There have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. We have concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors, and executive officers is incorporated by reference from the text under the captions “Management Proposals — Proposal No. 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” and “Section 16(a) Reporting Compliance” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders (“Proxy Statement”).

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

The following table sets forth equity compensation plan information as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (5)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Stockholders (1)	29,850,685	(3)	$6.90	29,618,368	(6)
Equity Compensation Plans Not Approved By Stockholders (2)	9,870,942	(4)	$8.66	0

Total	39,721,627			29,618,368

(1)	Consists of the ON Semiconductor Corporation 2000 Stock Incentive Plan (“2000 SIP”), the ON Semiconductor Amended and Restated Stock Incentive Plan (“Amended and Restated SIP”) and the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (“ESPP”).

(2)	ON Semiconductor has assumed awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by ON Semiconductor stockholders but which was approved by AMIS stockholders. ON Semiconductor has also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by ON Semiconductor stockholders but which were approved by Catalyst stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan. ON Semiconductor has also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by ON Semiconductor stockholders but which were approved by California Micro Devices stockholders: the California Micro Devices Corporation 2004 Omnibus Incentive Compensation Plan, the California Micro Devices Corporation 1995 Non-Employee Directors’ Stock Option Plan, the California Micro Devices Corporation 1995 Employee Stock Option Plan and options granted under agreements between California Micro Devices and certain employees. Also included are shares that were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and AMIS Holdings Inc. Amended and Restated 2000 Equity Incentive Plan. For additional information regarding these plans, see Note 10: “Employee Stock Benefit Plans” of the notes to the consolidated audited financial statements of this Form 10-K.
(3)	Includes 10,889,032 shares of common stock subject to RSUs that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria. This column excludes purchase rights accruing under the ESPP that have a shareholder approved reserve of 15,000,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% of the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.
(4)	Includes 1,444,033 shares of common stock subject to RSUs that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service. These RSUs are the RSUs assumed in connection with acquisitions and RSUs that were granted from the shares that were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and AMIS Holdings Inc. Amended and Restated 2000 Equity Incentive Plan.
(5)	Calculated without taking into account shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(6)	Includes 5,203,634 shares of common stock reserved for future issuance under the ESPP and 24,414,734 shares of common stock available for issuance under the Amended and Restated SIP as adjusted to account for full value awards which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.58 for each full value award previously awarded pursuant to the plan document. The 2000 SIP terminated on February 17, 2010, thus there are no available shares for future grants under the 2000 SIP.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions “Management Proposals — Proposal No. 1 — Election of Directors,” “The Board of Directors and Corporate Governance,” “Compensation of Executive Officers” and “Relationships and Related Transactions” in our Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals — Proposal No. 4 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Schedule I — Supplementary Data Selected Quarterly Data (Unaudited)	156
Schedule II — Valuation and Qualifying Accounts and Reserves	157

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibit:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

Exhibit No.	Exhibit Description
2.5(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.6	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2008)†

2.7	Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8	Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.9	Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.10(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter 2010 Form 10-Q filed with the Commission on November 4, 2010)†

2.10(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

Exhibit No.	Exhibit Description
4.2	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.3	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.4	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.5(a)	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.5(b)	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of April 12, 2010, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 12, 2010)

4.6	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.7	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.8	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.9	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.10	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

Exhibit No.	Exhibit Description
4.11	Loan Agreement dated January 1, 2011 by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.5(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.5(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.5(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.5(e)	2000 Stock Incentive Plan — Take Ownership (ON Ownership) Grant Agreement (incorporated by reference from Exhibit 10.33(b) to Amendment No. 3 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.5(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.5(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.5(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

Exhibit No.	Exhibit Description
10.5(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)(2)

10.5(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

10.5(k)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.5(l)	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Third Quarter 2007 Form 10-Q filed with the Commission on October 31, 2007)(2)

10.5(m)	Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.5(n)	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.5(o)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.5(p)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.5(q)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2010 Form 10-Q filed with the Commission on May 6, 2010)(2)

10.5(r)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.5(s)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.5(t)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

Exhibit No.	Exhibit Description
10.6	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.7(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.7(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.7(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.8(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.8(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.9	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.10(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.10(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.10(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.10(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.10(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.10(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.10(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.10(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

Exhibit No.	Exhibit Description
10.10(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.11(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.11(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(c)	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (incorporated by reference from Exhibit 10.5 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(d)	Amendment No. 3 to Employment Agreement with Donald Colvin executed on March 24, 2010 (incorporated by reference from Exhibit 10.3 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.13(a)	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 23, 2007)(2)

10.13(b)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.13(c)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.12 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.13(d)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.13(e)	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (incorporated by reference from Exhibit 10.7 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

Exhibit No.	Exhibit Description
10.13(f)	Amendment No. 4 to Employment Agreement with Robert Charles Mahoney executed on March 24, 2010 (incorporated by reference from Exhibit 10.5 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.14	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Company’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit D to Exhibit 2.1 of the Company’s First Quarter 2006 10-Q filed with the Commission on April 27, 2006)††

10.15(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and W. John Nelson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.15(b)	Amendment No. 1 to Employment Agreement with W. John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.15(c)	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (incorporated by reference from Exhibit 10.6 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.15(d)	Amendment No. 3 to Employment Agreement with W. John Nelson executed on March 24, 2010 (incorporated by reference from Exhibit 10.4 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.16	Loan Agreement with Chattel Mortgage, dated October 9, 2007, between ON Semiconductor Philippines, Inc., Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 12, 2007)

10.17(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.17(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.17(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

10.18(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.18(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of September 14, 2009 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

Exhibit No.	Exhibit Description
24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2011

ON SEMICONDUCTOR CORPORATION

By:	/S/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/S/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/S/ DONALD A. COLVIN Donald A. Colvin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2011

* J. Daniel McCranie	Chairman of the Board of Directors	February 24, 2011

Atsushi Abe	Director

* Francis P. Barton	Director	February 24, 2011

* Curtis J. Crawford	Director	February 24, 2011

* Emmanuel T. Hernandez	Director	February 24, 2011

* Phillip D. Hester	Director	February 24, 2011

* Daryl A. Ostrander	Director	February 24, 2011

* Robert H. Smith	Director	February 24, 2011

*By:	/S/ DONALD A. COLVIN Donald A. Colvin	Attorney in Fact	February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 24, 2011

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$623.3	$525.7
Short-term investments	—	45.5
Receivables, net	294.6	260.9
Inventories	360.8	269.9
Other current assets	63.6	51.5
Deferred income taxes, net of allowances	15.7	15.1

Total current assets	1,358.0	1,168.6
Restricted cash	142.1	5.9
Property, plant and equipment, net	864.3	705.5
Goodwill	191.2	175.4
Intangible assets, net	303.0	298.7
Other assets	60.6	60.2

Total assets	$2,919.2	$2,414.3

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$256.9	$172.9
Accrued expenses	162.6	135.5
Income taxes payable	5.1	5.0
Accrued interest	0.8	0.9
Deferred income on sales to distributors	149.5	98.8
Current portion of long-term debt	136.0	205.9

Total current liabilities	710.9	619.0
Long-term debt	752.8	727.6
Other long-term liabilities	49.3	49.3
Deferred income taxes, net of allowances	18.2	13.8

Total liabilities	1,531.2	1,409.7

Commitments and contingencies (See Note 14)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized,
485,904,100 and 474,427,706 shares issued, 436,774,177 and 427,254,100 shares outstanding), respectively	4.9	4.7
Additional paid-in capital	3,016.1	2,916.6
Accumulated other comprehensive loss	(59.1)	(64.9)
Accumulated deficit	(1,213.9)	(1,504.4)
Less: treasury stock, at cost; 49,129,923 and 47,173,606 shares, respectively	(382.0)	(367.0)

Total ON Semiconductor Corporation stockholders’ equity	1,366.0	985.0
Minority interests in consolidated subsidiaries	22.0	19.6

Total equity	1,388.0	1,004.6

Total liabilities and equity	$2,919.2	$2,414.3

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$2,313.4	$1,768.9	$2,054.8
Cost of product revenues	1,357.4	1,148.2	1,309.3

Gross profit	956.0	620.7	745.5

Operating expenses:
Research and development	248.0	198.8	233.9
Selling and marketing	145.6	120.9	134.4
General and administrative	129.9	104.5	122.4
In-process research and development	—	—	27.1
Amortization of acquisition-related intangible assets	31.7	29.0	22.9
Restructuring, asset impairments and other, net	10.5	24.9	26.2
Goodwill and intangible asset impairment	16.1	—	544.5

Total operating expenses	581.8	478.1	1,111.4

Operating income (loss)	374.2	142.6	(365.9)

Other income (expenses), net:
Interest expense	(61.4)	(64.6)	(79.9)
Interest income	0.5	0.8	6.9
Other	(6.9)	(4.7)	(2.9)
Gain (loss) on debt repurchase	(0.7)	(3.1)	3.8

Other income (expenses), net	(68.5)	(71.6)	(72.1)

Income (loss) before income taxes	305.7	71.0	(438.0)
Income tax (provision) benefit	(12.8)	(7.7)	9.4

Net income (loss)	292.9	63.3	(428.6)
Net income attributable to minority interests	(2.4)	(2.3)	(0.3)

Net income (loss) attributable to ON Semiconductor Corporation	$290.5	$61.0	$(428.9)

Net income (loss) per common share:
Basic	$0.67	$0.14	$(1.13)

Diluted	$0.65	$0.14	$(1.13)

Weighted average common shares outstanding:
Basic	431.0	420.8	379.0

Diluted	444.4	432.1	379.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions, except share data)

	Common Stock		Additional Paid - In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Minority Interests in Consolidated Subsidiaries	Total Equity
	Number of Shares	At Par Value				Number of Shares	At Cost
Balances at December 31, 2007	338,031,721	3.4	1,713.0	(0.5)	(1,136.5)	(45,415,970)	(355.2)	18.5	242.7
Net income (loss)	—	—	—	—	(428.9)	—	—	0.3	(428.6)
Foreign currency translation adjustments	—	—	—	(53.2)	—	—	—	—	(53.2)
Amortization of prior year service costs	—	—	—	0.2	—	—	—	—	0.2
Prior service cost from legal plan update	—	—	—	0.1	—	—	—	—	0.1
Effects of cash flow hedges	—	—	—	(0.2)	—	—	—	—	(0.2)

Comprehensive loss									(481.7)

Issuance of common stock in connection with acquisition of AMIS Holdings, Inc.	103,191,540	1.0	927.6	—	—	—	—	—	928.6
Issuance of common stock in connection with acquisition of Catalyst Semiconductor, Inc.	10,949,597	0.1	116.6	—	—	—	—	—	— 116.7
Stock option exercises	2,644,432	0.1	15.2	—	—	—	—	—	15.3
Shares issued under the employee stock purchase plan	1,163,631	—	5.1	—	—	—	—	—	5.1
Restricted stock units issued	1,561,444	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(451,106)	(2.9)	—	(2.9)
Stock compensation expense	—	—	33.2	—	—	—	—	—	33.2
Dividend payment of minority interest	—	—	—	—	—	—	—	(1.5)	(1.5)

Balances at December 31, 2008	457,542,365	4.6	2,810.7	(53.6)	(1,565.4)	(45,867,076)	(358.1)	17.3	855.5

Net income	—	—	—	—	61.0	—	—	2.3	63.3
Foreign currency translation adjustments	—	—	—	(11.5)	—	—	—	—	(11.5)
Amortization of prior year service costs	—	—	—	0.2	—	—	—	—	0.2

Comprehensive income									52.0

Issuance of common stock, for repurchase of debt	7,367,580	0.1	28.5	—	—	—	—	—	28.6
Stock option exercises	3,956,366	—	17.5	—	—	—	—	—	17.5
Shares issued under the employee stock purchase plan	1,185,645	—	5.4	—	—	—	—	—	5.4
Restricted stock units issued	4,322,800	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(1,259,359)	(8.6)	—	(8.6)
Stock compensation expense	—	—	54.2	—	—	—	—	—	54.2
Warrant exercise	52,950	—	0.3	—	—	(47,171)	(0.3)	—	(0.0)

Balance at December 31, 2009	474,427,706	4.7	2,916.6	(64.9)	(1,504.4)	(47,173,606)	(367.0)	19.6	1,004.6
Net income	—	—	—	—	290.5	—	—	2.4	292.9
Foreign currency translation adjustments	—	—	—	5.7	—	—	—	—	5.7
Amortization of prior year service costs	—	—	—	0.1	—	—	—	—	0.1

Comprehensive income									298.7

Issuance of common stock, for repurchase of debt	1,020	—	—	—	—	—	—	—	—
Stock option exercises	4,054,373	0.2	23.1	—	—	—	—	—	23.3
Shares issued under the employee stock purchase plan	1,193,234	—	7.0	—	—	—	—	—	7.0
Restricted stock units issued	6,227,767	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(1,956,317)	(15.0)	—	(15.0)
Stock compensation expense	—	—	52.5	—	—	—	—	—	52.5
Extension of Zero Coupon Convertible Notes	—	—	13.3	—	—	—	—	—	13.3
Consideration for unvested stock options in connection with acquisition of California Micro Devices Corporation	—	—	3.6	—	—	—	—	—	3.6

Balances at December 31, 2010	485,904,100	$4.9	$3,016.1	$(59.1)	$(1,213.9)	(49,129,923)	$(382.0)	$22.0	$1,388.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$292.9	$63.3	$(428.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	166.9	155.6	142.1
Gain on sale and disposal of fixed assets	(6.9)	(3.9)	(7.1)
Non-cash portion of (gain) loss on debt prepayment	0.7	0.7	(3.8)
Amortization of debt issuance costs and debt discount	2.5	3.1	4.0
Provision for excess inventories	10.0	20.4	19.8
Non-cash impairment charges	3.9	6.3	14.3
Non-cash write-off of in-process research and development	—	—	27.1
Non-cash stock compensation expense	52.5	54.2	33.2
Non-cash goodwill and intangible asset impairment	16.1	—	544.5
Non-cash interest expense	33.7	34.9	41.6
Deferred income taxes	2.6	0.7	(6.8)
Other	(1.8)	0.7	2.4
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(22.9)	(71.5)	74.9
Inventories	(84.0)	44.8	40.0
Other assets	(17.1)	(18.5)	48.3
Accounts payable	26.8	9.8	(69.0)
Accrued expenses	23.0	(6.3)	(58.2)
Income taxes payable	—	0.6	0.1
Accrued interest	(0.1)	(0.4)	(0.1)
Deferred income on sales to distributors	50.7	(15.4)	(11.3)
Other long-term liabilities	2.3	(2.2)	(13.6)

Net cash provided by operating activities	551.8	276.9	393.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(188.9)	(55.3)	(95.0)
Deposits utilized (funds deposited) for purchases of property, plant and equipment	(2.2)	(3.2)	0.4
Purchases of held-to-maturity securities	—	(97.9)	—
Proceeds from sales of held-to-maturity securities	45.5	52.4	—
Proceeds from sales of property, plant and equipment	37.1	0.3	39.2
Purchases of businesses, net of cash acquired	(91.0)	(16.7)	183.1
Increase in restricted cash	(136.2)	(5.9)	—

Net cash provided by (used in) investing activities	(335.7)	(126.3)	127.7

Cash flows from financing activities:
Proceeds from debt issuance	152.0	79.5	77.1
Proceeds from issuance of common stock under the employee stock purchase plan	7.0	5.5	5.1
Proceeds from exercise of stock options	23.3	17.5	15.3
Dividend to minority shareholder of consolidated subsidiary	—	—	(1.5)
Payment of capital lease obligation	(32.3)	(29.5)	(27.3)
Purchase of treasury stock	(15.0)	(8.6)	(2.9)
Repayment of long-term debt	(254.4)	(148.2)	(402.9)

Net cash used in financing activities	(119.4)	(83.8)	(337.1)

Effect of exchange rate changes on cash and cash equivalents	0.9	0.2	(0.3)

Net increase in cash and cash equivalents	97.6	67.0	184.1
Cash and cash equivalents, beginning of period	525.7	458.7	274.6

Cash and cash equivalents, end of period	$623.3	$525.7	$458.7

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the “Company”), is a premier supplier of high performance, silicon solutions for energy efficient electronics. The Company’s broad portfolio of power and signal management, logic, discrete and custom devices help customers’ efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications.

Note 2:    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock where the Company does not have the ability to exert significant influence are accounted for on a cost basis. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the (1) measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; (2) estimates of future payouts for customer incentives, warranties, and restructuring activities; (3) assumptions surrounding future pension obligations and related trust returns; (4) the fair values of stock options and financial instruments (including derivative financial instruments); and (5) future cash flows associated with long-lived assets and goodwill impairment charges. Actual results could differ from these estimates.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company held no short-term investments as of December 31, 2010.

Restricted Cash

In December 2010, the Company funded the escrow for the closing of the acquisition of SANYO Semiconductor Co., Ltd., a Japanese corporation (“SANYO Semiconductor”) and subsidiary of SANYO Electric Co. Ltd., a Japanese corporation (“SANYO Electric”) and other assets related to SANYO Electric’s semiconductor business (the “SANYO Transaction”) in the amount of $142.1 million. The $142.1 million was classified as restricted cash at December 31, 2010.

In July 2009, the Company’s Philippine subsidiary secured a bank loan which allows for borrowings of up to $14.0 million, of which $10.3 million had been drawn down and was outstanding as of December 31, 2009. The loan agreement stipulates that the proceeds of the loan are to be used exclusively to finance the expansion of the Philippine manufacturing facility, requiring the unused loan proceeds out of the draw downs amounting to $5.9 million to be classified as restricted cash.

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

Inventories

Inventories not related to an acquisition are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on the Company’s margins has not been material. Additionally, general market conditions, as well as the Company’s design activities can cause certain of its products to become obsolete.

Inventory obtained through the purchase of a business, such as the acquisitions of California Micro Devices Corporation, a Delaware corporation (“CMD”), Sound Design Technologies Ltd. (“SDT”), PulseCore Holdings (Cayman), Inc. (“PulseCore”), AMIS Holdings, Inc. (“AMIS”) and Catalyst Semiconductor, Inc. (“Catalyst”), are stated at the lower of cost or market. These inventories are initially recorded using management estimates to determine the fair value of inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process from the historical cost of the acquired company to its expected sales value less variable costs to dispose. At each respective acquisition date, the total increase in inventory value

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

related to recording it at fair value for the CMD acquisition, SDT acquisition, PulseCore acquisition, Catalyst acquisition, AMIS acquisition and acquisition of the voltage regulation and thermal monitoring products for its computing and applications business (“PTC Business”) from Analog Devices, Inc. and its subsidiaries (“ADI”) was $4.8 million, $1.5 million, $0.7 million, $9.6 million, $72.8 million and $3.1 million, respectively. As this inventory is shipped to customers, it will significantly decrease the gross profit reported on those future sales until the inventory is completely sold. The Company has recognized in the statement of operations, as cost of revenues, inventory step up of approximately $8.0 million, $11.5 million and $70.7 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

During the first step of the Company’s annual impairment analysis in the fourth quarter of 2009, the Company determined that the carrying amount of the Company’s goodwill for all reporting units was recoverable; however during the first step of the Company’s annual impairment analysis in the fourth quarter of 2010, the Company determined that the carrying value of the Company’s goodwill for one of its product families may not be recoverable. After completing the second step of the Company’s annual impairment analysis for the one product family, the Company recognized a total charge of $8.9 million from the Company’s digital and mixed signal product group. The impairment charge resulted from a decline in the operating results of this one product family.

Additionally, during the first step of the Company’s annual impairment analysis in the fourth quarter of 2008, it determined that the carrying value of its goodwill for eight of its product families may not be recoverable. After completing the second step of the Company’s annual impairment analysis for those eight product families, it recognized a total charge of $544.5 million of which, $128.2 million was from its computing and consumer product group and $416.3 million was from its digital and mixed signal product group. The impairment charge resulted from a decline in the operating results and a decline in the Company’s business outlook, primarily due to the macroeconomic environment.

The Company uses the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The Company considers other valuation methods, such as the cost approach or market approach, less desirable than the income approach to perform the goodwill impairment test because there are no stand-alone companies that exclusively sell the products that are similar to those sold by the Company’s reporting units. The material assumptions used for the income approach for 2010, 2009 and 2008 were five years of projected net cash flows, a discount rate of 13.0%, 11.2% and 14.5%, respectively, and a long-term growth rate of 3.9%, 3.5% and 3.0%, respectively. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analyses.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the cost of the goodwill from each of the above transactions to the carrying value at December 31, 2010 and December 31, 2009 for each reporting unit that contains goodwill, is as follows, in millions:

Balance as of January 1, 2010	For the Year Ended December 31, 2010	Balance as of December 31, 2010
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Impairment Losses	Goodwill	Accumulated Amortization	Impairment Loss	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
Automotive & Power Group:
Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$21.8	$(4.2)	$—	$—	$17.6
Computing & Consumer Products:
Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	29.1	(5.6)	—	—	23.5
Leshan additional interest:
Standard Products:
Small Signal	3.8	—	—	3.8	—	—	—	3.8	—	—	—	3.8
AMIS acquisition:
Digital & Mixed-Signal Product Group:
Industrial	238.7	—	(214.7)	24.0	—	—	—	238.7	—	—	(214.7)	24.0
Foundry	146.2	—	(131.4)	14.8	—	—	—	146.2	—	—	(131.4)	14.8
Medical	79.7	—	(59.9)	19.8	—	—	—	79.7	—	—	(59.9)	19.8
Military/Aerospace	44.8	—	—	44.8	—	—	—	44.8	—	—	—	44.8
Catalyst acquisition:
Standard Products:
Memory Products	14.1	—	—	14.1	—	—	—	14.1	—	—	—	14.1
PulseCore acquisition:
Digital & Mixed-Signal Product Group:
Memory Products	13.0	—	—	13.0	—	(4.1)	(8.9)	8.9	—	(8.9)	(8.9)	—
CMD acquisition:
Digital & Mixed-Signal Product Group:
Memory Products	—	—	—	—	20.3	(0.2)	—	20.1	—	—	—	20.1
SDT acquisition:
Digital & Mixed-Signal Product Group:
Memory Products	—	—	—	—	5.9	2.8	—	8.7	—	—	—	8.7

$591.2	$(9.8)	$(406.0)	$175.4	$26.2	$(1.5)	$(8.9)	$615.9	$(9.8)	$(8.9)	$(414.9)	$191.2

			Balance as of January 1, 2009				For the Year Ended December 31, 2009				Balance as of December 31, 2009
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Foreign Currency Translation Adjustment	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
		Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$—	$21.8	$(4.2)	$—	$17.6
		Computing & Consumer Products:
		Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	—	29.1	(5.6)	—	23.5
Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	3.8	—	—	—	—	3.8	—	—	3.8
AMIS acquisition:
		Digital & Mixed-Signal Product Group:
		Industrial	238.7	—	(214.7)	24.0	—	—	—	—	238.7	—	(214.7)	24.0
		Foundry	146.2	—	(131.4)	14.8	—	—	—	—	146.2	—	(131.4)	14.8
		Medical	79.7	—	(59.9)	19.8	—	—	—	—	79.7	—	(59.9)	19.8
		Military/Aerospace	44.8	—	—	44.8	—	—	—	—	44.8	—	—	44.8
Catalyst acquisition:
		Standard Products:
		Memory Products	11.9	—	—	11.9	—	2.2	—	—	14.1	—	—	14.1
PulseCore acquisition:
		Digital & Mixed-Signal Product Group:
		Memory Products	—	—	—	—	13.0	—	—	—	13.0	—	—	13.0

			$576.0	$(9.8)	$(406.0)	$160.2	$13.0	$2.2	$—	$—	$591.2	$(9.8)	$(406.0)	$175.4

The Company did not record impairment charge in 2009.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Intangible Assets

The Company’s acquisitions resulted in intangible assets consisting of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and in-process research and development. These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 1 to 18 years using the straight-line method. During 2010, it was determined that the goodwill and the intangible assets from the Company’s PulseCore acquisition were impaired. As such, the Company recognized an impairment of $7.2 million for the remaining carrying value of those intangible assets as they were determined to not be recoverable. The Company will continue to review for impairment when facts or circumstances suggest that the carrying value of the remaining assets may not be recoverable.

Intangible assets, net were as follows as of December 31, 2010 and December 31, 2009 (in millions):

	December 31, 2010
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(7.0)	$—	$—	$6.9	5-12
Assembled workforce	6.7	(6.1)	—	—	0.6	5
Customer relationships	250.5	(51.2)	(27.2)	(3.2)	168.9	5-18
Non-compete agreements	0.5	(0.5)	—	—	—	1-3
Patents	16.7	(4.2)	—	—	12.5	12
Developed technology	113.0	(22.5)	—	(2.0)	88.5	5-12
Trademarks	11.0	(1.7)	—	—	9.3	15
In-process research and development	18.3	—	—	(2.0)	16.3	8
Acquired software	1.0	(1.0)	—	—	—	2

Total intangibles	$431.6	$(94.2)	$(27.2)	$(7.2)	$303.0

	December 31, 2009
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(5.3)	$—	$8.6	5-12
Assembled workforce	6.7	(4.7)	—	2.0	5
Customer relationships	244.8	(33.2)	(27.2)	184.4	5-18
Non-compete agreements	0.5	(0.3)	—	0.2	1-3
Patents	16.7	(2.9)	—	13.8	12
Developed technology	89.4	(12.2)	—	77.2	5-12
Trademarks	11.0	(0.9)	—	10.1	15
In-process research and development	2.0	—	—	2.0	8
Acquired software	1.0	(0.6)	—	0.4	2

Total intangibles	$386.0	$(60.1)	$(27.2)	$298.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Amortization expense for intangible assets amounted to $34.1 million for the year ended December 31, 2010, of which $2.4 million was included in cost of revenues. Amortization expense for intangible assets amounted to $31.3 million for the year ended December 31, 2009, of which $2.3 million was included in cost of revenues. Amortization expense for intangible assets amounted to $24.9 million for the year ended December 31, 2008, of which $2.4 million was included in cost of revenues. Amortization expense for intangible assets, with the exception of $16.3 million in in-process research and development which will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

	Intellectual Property	Assembled Workforce	Customer Relationships Assets	Patents	Developed Technology	Trademarks	Total
2011	1.1	0.6	17.5	1.3	10.8	0.8	$32.1
2012	0.7	—	17.5	1.3	10.8	0.8	31.1
2013	0.7	—	12.8	1.3	10.8	0.8	26.4
2014	0.7	—	12.8	1.3	10.7	0.8	26.3
2015	0.7	—	12.8	1.3	9.6	0.8	25.2
Thereafter	3.0	—	95.5	6.0	35.8	5.3	145.6

Total estimated amortization expense	$6.9	$0.6	$168.9	$12.5	$88.5	$9.3	$286.7

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 7: “Long-Term Debt — Gain (Loss) on Debt Repurchase”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $7.0 million and $10.2 million at December 31, 2010 and 2009, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. The Company also generates revenue, although to a much lesser extent, from manufacturing services provided to customers. The Company recognizes revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services, net of provisions for related sales returns and allowances, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by the Company, so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in its consolidated balance sheet. The Company recognizes the related revenue and cost of revenues when it is informed by the distributor that they have resold the products to the end user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and margin on sales to distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of December 31, 2010, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions. See Note 10: “Employee Stock Benefit Plans” for further discussion.

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

The Company (both directly and through its subsidiaries) files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

Foreign Currencies

Most of the Company’s foreign subsidiaries conduct business primarily in U.S. dollars and as a result, utilize the dollar as their functional currency. For the translation of financial statements of these subsidiaries, assets and liabilities in foreign currencies that are receivable or payable in cash are translated at current exchange rates, while inventories and other non-monetary assets in foreign currencies are translated at historical rates. Gains and losses resulting from the translation of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions.

The Company’s remaining foreign subsidiaries utilize the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive gain or loss within stockholders’ equity.

Defined Benefit Plans

The Company maintains pension plans covering certain of its foreign employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. See Note 11: “Employee Benefit Plans” for further discussion.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method,” which is included in ASC 605 — Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF 08-09, “Milestone Method of Revenue Recognition” (“EITF 08-09”), and addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010, with earlier application and retrospective application permitted. The Company is currently assessing the impact of ASU No. 2010-17 on its financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early application is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the financial position, results of operations or cash flows of the Company; however, the Company will have additional disclosure requirements related to the SANYO acquisition which closed on January 1, 2011.

Note 3:    New Accounting Pronouncements Adopted

Adoption of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosures of amounts

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, great disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Adoption of SFAS No. 141 (Revised 2007), “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is included in ASC 805 Business Combinations and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combinations. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Note 4:    Acquisitions

Acquisition of Sound Design Technologies LTD

On June 9, 2010, the Company completed the purchase of SDT, whereby SDT became a wholly-owned subsidiary of the Company. The Company paid approximately $22.0 million in cash for all outstanding stock, and recorded a contingent liability of $1.8 million representing the estimated fair value pursuant to its obligations under an earnout agreement if SDT is able to meet certain revenue objectives in 2010 through 2012. The range of potential earn-out payments during the period from 2010 to 2012 is from zero to $10.0 million. SDT is a leading designer and manufacturer of ultra-low-power semiconductor solutions for hearing aids and portable, battery-powered DSP applications, and a leading provider of advanced high density interconnected technologies used in custom minimizing packages. SDT’s advanced manufacturing expertise in chip-scale capacitors and high density packaging will expand the Company’s capabilities in delivering advanced, highly miniaturized packaging technology. SDT’s results of operations have been included in the consolidated financial statements since the date of the acquisition.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the initial allocation of the purchase price of SDT, to the assets acquired based on their estimated fair values (in millions):

Receivables, net	$3.3
Inventory	7.8
Other current assets	1.0
Property, plant and equipment	2.7
Goodwill	5.9
Intangible assets	2.4
In-process research and development	2.8
Other non-current assets	2.0

Total assets acquired	27.9

Accounts payable	(2.2)
Other current liabilities	(1.9)

Total liabilities assumed	(4.1)

Net assets acquired	$23.8

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

Of the total purchase price of approximately $23.8 million, approximately $5.9 million was initially allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the potential synergies expected to be derived from combining SDT’s design and manufacturing business with the Company’s medical business. The Company expects these relationships to provide the capability of selling advanced technology of next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $8.7 million of goodwill as of December 31, 2010 was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.

The initial allocation of purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high technology industry, which were either the income approach, cost approach or market approach, depending upon

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of future cash flows that an asset is expected to generate. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date.

The Company has determined that pro forma results of operations for SDT are not significant for inclusion.

Acquisition of California Micro Devices Corporation

On January 27, 2010, the Company completed the purchase of CMD, whereby CMD became a wholly-owned subsidiary of the Company. At the effective time of the merger, the Company purchased all of CMD’s issued and outstanding shares of common stock at a purchase price of $4.70 per share, for a total cash payment of approximately $109.5 million and $3.7 million of estimated fair value of stock options and restricted stock for total consideration of $113.2 million. Total acquisition-related costs were approximately $2.0 million. CMD’s business is primarily engaged in application specific integrated passive (ASIP) devices in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (HBLED) market, and its strengths in inductor capacitor-based EMI (electromagnetic interface) filtering and low capacitance ESD (electrostatic discharge) protection, complement the Company’s existing portfolio of protection and lighting solutions. During the third quarter of 2010 the Company integrated CMD’s processes into the Company’s own systems and control environment.

The following table presents the initial allocation of the purchase price of CMD, to the assets acquired based on their estimated fair values (in millions):

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

Of the total purchase price paid of $113.2 million, approximately $20.3 million was initially allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). The balance as of December 31, 2010 was $20.3 million of goodwill was assigned to the standard products group, none of which is expected to be deductible for tax purposes.

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

Additionally, the Company has determined that, in aggregate, the pro forma results of operations for SDT and CMD are not significant for inclusion.

Acquisition of PulseCore Holdings (Cayman), Inc.

On November 4, 2009, the Company completed the purchase of PulseCore, whereby PulseCore became a wholly-owned subsidiary of the Company. The Company paid approximately $17.0 million in cash, and had recorded a liability of $0.4 million representing the estimated fair value pursuant to its obligation under an earnout agreement if PulseCore is able to meet certain revenue and gross margin objectives in 2010 and 2011. During the year ended December 31, 2010 the Company determined that the achievement of the revenue and gross margin objectives was not possible given the current business conditions and as such wrote off the $0.4 million liability. At the time of the acquisition, PulseCore was primarily engaged in high gross margin clock and circuit protection offerings for the consumer, wireless and computing end-market customers. PulseCore’s capabilities in standard and custom high-speed and low power analog and mixed signal solutions for EMI (electromagnetic interference) reduction also enhance the Company’s overall EMI filtering and circuit protection portfolios. In addition, PulseCore’s history in India represents the Company’s first foray of design activity in that country. PulseCore results of operations have been included in the consolidated financial statements since the date of the acquisition.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the initial allocation of the purchase price of PulseCore, to the assets acquired based on their estimated fair values (in millions):

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

The remaining $5.8 million of acquired intangible assets were assigned a weighted-average useful life of approximately 7.5 years. The intangible assets that make up that amount include: customer relationships of $3.5 million (9-year weighted-average useful life), and developed technology of $2.3 million (6.5-year weighted-average useful life).

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

During the year ended December 31, 2010, the Company recorded $16.1 million of goodwill and intangible asset impairment charges relating to the Company’s acquisition of Pulse Cove on the Company’s statement of operations resulting from a decline in its operating results of one of its product families.

The Company has determined that pro forma results of operations are not significant for inclusion.

Acquisition of Catalyst Semiconductor, Inc.

On October 10, 2008, the Company completed the purchase of Catalyst, whereby Catalyst became a wholly-owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of the Company’s common stock, which resulted in the issuance of approximately 10.9 million shares of the Company’s common stock which had an approximate value of $97.2 million, based on the price of the Company’s common stock when the merger was announced on July 16, 2008. At the time of the acquisition, Catalyst was primarily engaged in designing, developing and marketing a broad line of reprogrammable non-volatile memory products and analog/mixed-signal semiconductor products worldwide. Catalyst products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. Catalyst results of operations have been included in the consolidated financial statements since the date of the acquisition.

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

Of the $38.6 million of acquired intangible assets, $9.4 million was assigned to IPRD assets that were written off at the date of the acquisition. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 15% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

The remaining $29.2 million of acquired intangible assets were assigned a weighted-average useful life of approximately 1 to 18 years. The intangible assets that make up that amount include: trademarks of $2.3 million (15-year weighted average useful life), customer relationships of $18.6 million (18-year weighted-average useful life), developed technology of $7.0 million (5 to 7-year weighted-average useful life), Software $1.1 million (2-year weighted-average useful life) and $0.2 million non-compete agreements (1-year weighted-average useful life).

Of the total purchase price paid of $120.1 million, approximately $11.2 million was allocated to goodwill. Subsequent to the acquisition of Catalyst, the Company has made certain adjustments to inventory, accrued expenses and goodwill to finalize the purchase price allocation to assets and liabilities acquired, and as of December 31, 2010 the balance of goodwill was $14.1 million. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. These experienced engineers have provided and the Company expects that they will provide in the future the capability of developing and integrating advanced technology into next generation products.

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

The allocation of the purchase price includes $1.0 million of accrued expenses for estimated costs to exit certain activities of Catalyst, which were for employee separation costs. The $1.0 million of employee separation costs includes $1.0 million to involuntarily terminate 3 employees performing overlapping or duplicative functions throughout Catalyst. From the acquisition date through the year ended December 31, 2010, the Company recorded usage of $1.6 million, to release the employee separation costs accrual. Additionally, the Company recorded adjustments of $0.6 million, to increase the employee separation costs accrual.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of Catalyst from the date of acquisition through December 31, 2010:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through December 31, 2010	$1.0	$0.6	$ (1.6)	$—

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2008 has been prepared as if the acquisition of Catalyst had occurred on January 1, 2008 (in millions, except per share data):

Year Ended December 31, 2008
Net revenues	$2,111.3
Net income (loss)	$(379.2)
Net income (loss) per common share - Basic	$(0.97)
Net income (loss) per common share - Diluted	$(0.97)

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

At the time of the acquisition, AMIS is primarily engaged in designing, manufacturing and marketing integrated circuits worldwide. AMIS results of operations have been included in the consolidated financial statements since the date of the acquisition. The Company believes the combination will enhance shareholder value by (1) accelerating its transformation from a discrete supplier to a key supplier with scale; (2) strengthening its end-market presence, facilitating its entry into new markets and deepening customer relationships; (3) obtaining significant scale and cash flow generation; and (4) achieving cost savings by leveraging its operational expertise and accelerating the ramp of activity in its Gresham, Oregon wafer fabrication facility.

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

The warrants that were issued by the Company in exchange for AMIS warrants to allow the holders thereof to purchase approximately 5.3 million shares of the Company’s common stock at an exercise price of $19.41 per share. The warrants expired on December 31, 2010 without being exercised.

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

The remaining $287.8 million of acquired intangible assets were assigned a weighted-average useful life of approximately 14 years. The intangible assets that make up that amount include: trademarks of $8.7 million (15-year weighted-average useful life), customer relationships of $199.0 million (15-year weighted-average useful life), and developed technology of $80.1 million (12-year weighted-average useful life).

Of the total purchase price paid of $939.7 million, approximately $559.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced technology into next generation products. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). During the year ended December 31, 2008 the Company recognized a goodwill impairment charge of $416.3 million relating to AMIS goodwill. As a result of impairment charges and other adjustments recognized by the Company subsequent to the acquisition of AMIS, the Company had $103.4 million of goodwill related to the acquisition of AMIS as of December 31, 2010. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The original $559.2 million of goodwill was assigned to the custom products and manufacturing services segment, none of which is expected to be deductible for tax purposes.

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

The allocation of the purchase price includes $27.6 million of accrued liabilities for estimated costs to exit certain activities of AMIS, including $13.2 million of employee separation costs and $14.4 million of exit costs. The initial balance of $13.2 million of employee separation costs includes $10.0 million to involuntarily terminate or relocate approximately 90 employees performing overlapping or duplicative functions throughout AMIS and also $3.2 million to involuntarily terminate approximately 140 manufacturing employees as a result of the planned shutdown of one of the fabrication facilities at AMIS’ Pocatello, Idaho facility. The shutdown is scheduled to be completed by the end of the second quarter of 2011. The initial balance of $14.4 million of exit costs includes $10.3 million for lease termination costs at duplicative facilities, $3.5 million of facility decommissioning costs resulting from the planned shutdown of the fabrication facility and also $0.6 million of costs to reorganize the structure of AMIS’ subsidiaries. During the year ended December 31, 2008, the Company recorded adjustments of ($4.2) million to reduce the employee separation cost accrual related to the involuntary termination or relocation of employees performing overlapping or duplicative functions throughout AMIS. Additionally, during the year ended December 31, 2008, the Company recorded additional accrued liabilities of $4.1 million, to its estimated exit costs for certain insurance contracts and software license agreements.

The following is a rollforward of the accrued liabilities for estimated costs to exit certain activities of AMIS from the date of acquisition through December 31, 2010:

	Initial Balance	Adjustments	Usage	Balance at End of Period
Estimated employee separation costs:
Acquisition date through December 31, 2010	$13.2	$(4.2)	$(8.8)	$0.2

Estimated costs to exit:
Acquisition date through December 31, 2010	$14.4	$4.1	$(8.7)	$9.8

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2008 has been prepared as if the acquisition of AMIS had occurred on January 1, 2008 (in millions, except per share data):

Year Ended December 31, 2008
Net revenues	$2,163.4
Net income (loss)	$(370.9)
Net income (loss) per common share - Basic	$(0.95)
Net income (loss) per common share - Diluted	$(0.95)

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

Note 5:    Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2010 or had not been completed as of December 31, 2009, are as follows (in millions):

Restructuring

Restructuring Activities Related to the 2010 Acquisition of SDT

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2010	$—	$2.2	$(2.2)	$—	$—

Cumulative charges of $2.2 million, net of adjustments have been recognized through December 31, 2010 related to the announced plans to integrate and restructure the overlapping operations of SDT and the Company, in part for cost savings purposes. A total of 36 employees, including three former executive officers of SDT, were notified that their positions were being eliminated or consolidated, of which all individuals have been terminated. During the year ended December 31, 2010, the Company recorded employee separation charges of $2.2 million related to these activities. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the year ended December 31, 2010. All terminations and related payments associated with these plans were completed during the third quarter of fiscal 2010.

Restructuring Activities Related to the 2010 Acquisition of CMD

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2010	$—	$3.5	$(2.5)		$1.0

Exit Costs:
For Year Ended December 31, 2010	$—	$0.1	$—	$—	$0.1

Cumulative charges of $3.6 million, net of adjustments have been recognized through December 31, 2010, related to the January 2010 announced plans to integrate and restructure the overlapping operations of CMD and the Company, in part for cost savings purposes.

Cumulative employee separation charges of $3.5 million, net of adjustments have been recognized through December 31, 2010. A total of 27 employees, including five former executive officers of CMD, were notified

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

during the year ended December 31, 2010 that their positions were being eliminated or consolidated, all of which have been terminated as of December 31, 2010. During the year ended December 31, 2010, the Company recorded employee separation charges of $3.5 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the year ended December 31, 2010. All terminations and related payments associated with these plans are expected to be completed by the end of the first quarter of fiscal 2012.

Cumulative exit costs of $0.1 million have been recognized through December 31, 2010, related to charges incurred to terminate certain lease agreements. During the year ended December 31, 2010, the Company recognized $0.1 million in charges on the statement of operations related to this activity. All payments related to these exit activities are expected to be completed by the end of the third quarter of fiscal 2011.

Restructuring Activities Related to the 2009 Design Centers Closures

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2009	$—	$1.0	$(0.6)	$(0.1)	$0.3

For Year Ended December 31, 2010	$0.3	$0.2	$(0.5)	$—	$—

Exit Costs:
For Year Ended December 31, 2009	$—	$0.3	$(0.2)	$—	$0.1

For Year Ended December 31, 2010	$0.1	$0.1	$(0.2)	$—	$—

Cumulative charges of $1.5 million, net of adjustments, have been recognized through December 31, 2010, related to the 2009 Design Centers Closures. During the third quarter of 2009, the Company announced plans to consolidate into fewer product development centers for cost savings purposes by closing several design centers. A total of 47 employees were notified during the third quarter of 2009 that their positions with the Company were being terminated. Additionally, during the year ended December 31, 2010, 16 employees were notified that their positions with the Company were being eliminated or consolidated, all of which had exited as of December 31, 2010. Employee separation charges of $0.2 million, net of adjustments, for the year ended December 31, 2010, have been included in restructuring, asset impairment and other, net on the consolidated statement of operations related to these terminations. Exit costs of $0.1 million, net of adjustments, for the year ended December 31, 2010, have been included in restructuring, asset impairment and other, net on the consolidated statement of operations related to this activity. All terminations and related payments associated with these plans were completed during the second quarter of fiscal 2010.

Restructuring Activities Related to the 2009 Global Workforce Reduction

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
For Year Ended December 31, 2009	$—	$12.6	$(11.8)	$(0.1)	$0.7

For Year Ended December 31, 2010	$0.7		$(0.6)	$0.1	$0.2

Exit costs:
For Year Ended December 31, 2009	$—	$0.4	$(0.4)	$—	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cumulative charges of $13.0 million, net of adjustments, have been recognized through December 31, 2010, related to the 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during 2009, all of which have been terminated as of December 31, 2010. During the year ended December 31, 2009, the Company recorded employee separation charges of $12.5 million, net of adjustments related to this activity. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the year ended December 31, 2009. All terminations associated with this plan had been completed by the end of the fourth quarter of 2010, with substantially all related termination benefits to be paid out by the end of the first fiscal quarter of 2011.

Cumulative exit costs of $0.4 million have been recognized through December 31, 2010, related to charges incurred to terminate certain lease and purchase agreements in connection with the Company’s 2009 global workforce reduction program. During the year ended December 31, 2009, the Company recognized a $0.4 million charge on the statement of operations relating to this activity. All payments related to these exit activities had been completed by the end of the fourth quarter of 2009.

Other

During 2010, the Company recognized a gain associated with the sale of assets and intellectual property in the amount of $0.4 million. This amount has been recognized in the statement of operations as an offset to restructuring, asset impairment and other, net.

During 2010, the Company recorded an impairment of a cost basis investment in the amount of $3.9 million. This amount has been recognized in the statement of operations as restructuring, asset impairment and other, net.

During 2010, the Company made a $0.8 million cash payment in settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net in the consolidated statement of operations for the year ended December 31, 2010.

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the consolidated statement of operations for the year ended December 31, 2010, is as follows (in millions):

Year Ended December 31, 2010
Restructuring
Charges:
Cash employee separation charges	$5.9
Exit costs	0.2
Add: net adjustments to reserves	0.1
Other	4.3

$10.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6:    Balance Sheet Information

Balance sheet information is as follows (in millions):

	December 31,
	2010	2009
Receivables, net:
Accounts receivable	$301.9	$270.2
Less: Allowance for doubtful accounts	(7.3)	(9.3)

	$294.6	$260.9

Inventories:
Raw materials	$49.0	$35.4
Work in process	210.9	151.6
Finished goods	100.9	82.9

	$360.8	$269.9

Property, plant and equipment, net:
Land	$48.3	$42.0
Buildings	484.4	429.7
Machinery and equipment	1,631.1	1,420.2

Total property, plant and equipment	2,163.8	1,891.9
Less: Accumulated depreciation	(1,299.5)	(1,186.4)

	$864.3	$705.5

Accrued expenses:
Accrued payroll	$73.1	$55.9
Sales related reserves	36.5	32.7
Restructuring reserves	11.3	13.6
Accrued pension liability	0.3	0.2
Other	41.4	33.1

	$162.6	$135.5

Other comprehensive income:
Foreign currency translation adjustments	$(58.8)	$(64.6)
Unrecognized prior service cost of defined benefit pension plan	(0.1)	(0.1)
Prior service cost from pension legal plan amendment	(0.2)	(0.2)

	$(59.1)	$(64.9)

Depreciation expense for property, plant and equipment, including amortization of capitalized leases, totaled $115.1 million, $108.3 million and $100.0 million for 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, total property, plant and equipment included $104.0 million and $67.1 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity related to our warranty reserves for 2008, 2009 and 2010 follows (in millions):

Balance as of December 31, 2007	$2.2
Provision	2.1
Reserves acquired from AMIS	0.8
Reserves acquired from Catalyst	0.1
Usage	(1.3)

Balance as of December 31, 2008	3.9
Provision	0.4
Usage	(1.1)

Balance as of December 31, 2009	3.2
Provision	0.9
Usage	(0.8)

Balance as of December 31, 2010	$3.3

Note 7:    Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31, 2010	December 31, 2009
Senior Bank Facilities:
Term Loan, interest payable monthly at 2.00063%	$—	$170.2
US real estate mortgages payable monthly thru 2016 at an average rate of 4.857%	33.0	—
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	87.5	96.9
1.875% Convertible Senior Subordinated Notes due 2025 (2)	82.2	76.5
2.625% Convertible Senior Subordinated Notes due 2026 (3)	410.1	389.0
Loan with British finance company, interest payable monthly at 2.18% and 1.75%, respectively	13.8	23.1
Loan with Hong Kong bank, interest payable weekly at 2.0325%	40.0	—
Loans with Philippine banks due 2010 through 2015, interest payable quarterly at an average rate of 1.80446% and 2.35318%, respectively	68.8	45.4
Short-term loans with Chinese banks due 2010 through 2011, interest payable quarterly at an average rate of 4.23375% and 3.36851%, respectively	34.0	46.0
Loans with Japanese banks due 2010 through 2013, interest payable monthly and semi-annually at an average rate of 1.44545% and 1.87708%, respectively	3.9	7.8
Capital lease obligations	115.5	78.6

	$888.8	$933.5
Less: Current maturities	(136.0)	(205.9)

	$752.8	$727.6

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at the option of the Company on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Annual maturities relating to the Company’s long-term debt as of December 31, 2010 are as follows (in millions):

Actual Maturities
2011	$136.0
2012	220.1
2013	451.9
2014	30.5
2015	3.3
Thereafter	47.0

Total	$888.8

Gain (Loss) on Debt Repurchase

During the year ended December 31, 2010, the Company incurred a loss on debt repurchase of $0.8 million as a result of the write-off of unamortized debt issuance costs, related to the $169.8 million prepayment of the senior bank facilities and a $0.1 million gain as a result of the modification of the Zero Coupon Convertible Senior Subordinated Notes due 2024.

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

During the year ended December 31, 2008, the Company incurred a net gain on debt prepayment of $3.8 million resulting from the repurchase of $60.9 million in par value of its Zero Coupon Convertible Senior Subordinated Notes due 2024 for $49.4 million in cash partially offset by a write off of the proportionate share of debt issuance costs associated with the same notes.

Senior Bank Facilities

Terms Existing as of December 31, 2010

In May 2010, the Company terminated its senior bank facilities by making a full prepayment of the $169.8 million aggregate principal amount outstanding under the term loan portion. This amount would have been due in September 2013, subject to scheduled principal amortization and other required prepayments under the senior bank facilities. The Company incurred no penalties in connection with this early termination.

The termination of the senior bank facilities also resulted in the termination of the $25.0 million of undrawn revolver and termination of certain ancillary agreements executed in connection with the senior bank facilities in August 1999 and amended over the years, including the pledge agreement, security agreement and guarantee agreement.

Pursuant to the pledge agreement, security agreement, and guarantee agreement, the Company’s obligations and the obligations of certain of its subsidiaries under the senior bank facilities and related documents were secured by a first lien on, substantially all of its property and assets (tangible and intangible), including the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

capital stock of certain subsidiaries, and substantially all of the property and assets (tangible and intangible) of certain subsidiaries of the Company. The senior bank facilities contained customary representations and warranties, restrictive covenants, and default provisions.

The termination of the Company’s senior bank facilities negatively impacts our liquidity but provides additional financial and operational flexibility. Since the termination, the Company continues to generate strong free cash flow and the Company remains committed to improving the capital structure of the company and shareholder value.

Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its then outstanding 12% senior subordinated notes due 2009. In order to finance the cash tender offer, the Company issued $260.0 million of Zero Coupon Convertible Senior Subordinated Notes due 2024. The Company received net proceeds of approximately $251.2 million from the sale of the notes after deducting commissions and estimated offering expenses of $8.8 million, which were capitalized as debt issuance costs and were being amortized using the effective interest method through the first put date of April 15, 2010. The notes do not bear cash interest, nor does the principal amount accrete. The effective interest rate of the notes is 8.9%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024 (the “Old Notes”) for a like principal amount of new Zero Coupon Convertible Senior Subordinated Notes due 2024 (the “New Notes”) plus an exchange fee of $2.50 per $1,000 principal amount of the Old Notes validly tendered and accepted for exchange. The New Notes contain a net share settlement feature, which reduces the amount of shares included in diluted net income per share. On July 21, 2006, the Company issued $259.5 million aggregate principal at par of New Notes that are convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principal amount under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old Notes were tendered and subsequently exchanged. On August 9, 2006, the Company entered into transactions with four of the remaining holders of the Old Notes and exchanged $443,000 aggregate principal at par of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. The Company intends to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

In the fourth quarter of 2008, the Company repurchased $60.9 million of par value of Zero Coupon Convertible Senior Subordinated Notes due 2024 for $49.4 million. Additionally, the Company wrote off the proportionate share of debt issuance costs of $0.5 million, thus recognizing a net $3.8 million gain on the extinguishment of the debt.

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

In April 2010, the Company amended the Indenture for its Zero Coupon Convertible Senior Subordinated Notes due 2024. The amendments include one additional opportunity to require the Company to purchase the notes on April 15, 2012; and eliminates the Company’s ability to redeem the notes at its option from April 15, 2010 until April 15, 2012. Additionally the holders may require the Company to repurchase the notes for cash on April 15, 2014 and 2019.

In accordance with the right of the holders of the notes to require the Company to purchase the notes on April 15, 2010, approximately $3.2 million of the $99.4 million par value of notes then outstanding were purchased by the Company. The amendment was considered a substantial modification for accounting purposes, therefore the $96.2 million original remaining debt was deemed to be extinguished, resulting in a $0.1 million gain, and a new convertible debt with fair value of $98.5 million was deemed to be issued.

The Company is required to separately account for the liability and equity components of convertible debt instruments with cash settlement features. Thus, the liability component of the new convertible debt was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the modification of the convertible notes for similar debt instruments without a conversion feature. The equity component of the new convertible debt was recorded as additional paid in capital and represents the difference between the fair value of the modified convertible notes and the liability component. It also requires an accretion of the debt discount resulting from the allocation of a portion of the modified fair value to equity over the life of the notes, which is expected to be the next put date of April 15, 2012.

As a result, the Company recognized $13.3 million of debt discount, which will be amortized through April 2012.

The notes, which are the Company’s unsecured obligations, will be subordinated in right of payment to all of the Company’s existing and future senior indebtedness, will rank pari passu in right of payment with all of the Company’s existing and future senior subordinated indebtedness and will be senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes will also be effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

Included in long-term debt as of December 31, 2010 was $8.7 million of unamortized debt discount associated with the Zero Coupon Convertible Senior Subordinated Notes due 2024, which will be amortized using the effective interest method through 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

1.875% Convertible Senior Subordinated Notes

In order to finance the repayment of the previously outstanding junior subordinated note, on December 21, 2005, the Company issued $95.0 million of 1.875% Convertible Senior Subordinated Notes due 2025. The Company received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2012. The notes bear interest at the rate of 1.875% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2006. The effective interest rate of the notes is 9.5%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

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

Included in other assets as of December 31, 2010, were $1.1 million of debt issuance costs associated with the 1.875% Convertible Senior Subordinated Notes due 2025, which will be amortized using the effective interest method through 2012. Included in long-term debt as of December 31, 2010 was $12.8 million of unamortized

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

debt discount associated with the 1.875% Convertible Senior Subordinated Notes due 2025, which will be amortized using the effective interest method through 2012.

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

The notes will mature on December 15, 2026. Beginning December 20, 2013, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2013, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Holders may require the Company to repurchase the notes for cash on December 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Included in other assets as of December 31, 2010, were $5.9 million of debt issuance costs associated with the 2.625% Convertible Senior Subordinated Notes due 2026, which will be amortized using the effective interest method through 2013. Included in long-term debt as of December 31, 2010 was $73.9 million of unamortized debt discount associated with the 2.625% Convertible Senior Subordinated Notes due 2026, which will be amortized using the effective interest method through 2013.

Japanese Loans

In November 2008, one of the Company’s Japanese subsidiaries entered into a five-year loan agreement with a Japanese bank to finance general corporate purposes. The loan, which had a balance of $2.1 million at December 31, 2010 (¥180 million principal), bears interest at an annual rate of 1.875% and requires semi-annual principal payments through November 2013 of approximately $0.4 million (¥30 million principal) along with accrued interest.

In December 2008, one of the Company’s Japanese subsidiaries entered into a one-year loan agreement with a Japanese bank to finance general corporate purposes. The loan was renewed for another year and had a balance of $1.8 million at December 31, 2010 (¥150 million principal), bears interest payable monthly at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.75%. This loan has been renewed twice since its original due date in November 2009.

Philippine Loans

In October 2007, one of the Company’s Philippine subsidiaries entered into a five-year syndicated loan agreement with three Philippine banks to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $15.5 million at December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 1% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in October 2012.

In August 2008, one of the Company’s Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $8.9 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 0.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in August 2013.

In September 2008, one of the Company’s Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $5.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 1.25% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due September 2013.

In September 2010, one of the Company’s Philippine subsidiaries entered into a five-year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had a balance of $19.4 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 2% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in September 2015.

In November 2010, one of the Company’s Philippine subsidiaries entered into a five year loan agreement with a Philippine bank to finance capital expenditures and other general corporate purposes. The loan, which had

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

a balance of $20.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 1.75% per annum. Sixty percent of the total loan amount will be repaid in nineteen equal quarterly installments with the balance due in November 2015.

Chinese Loans

In June 2009, one of the Company’s Chinese subsidiaries entered into a $7.0 million short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which was paid in full during the year ending December 31, 2010 bore interest payable quarterly based on 3-month LIBOR plus 5.0% per annum.

In July 2009, one of the Company’s Chinese subsidiaries entered into a $7.0 million short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which was paid in full during the year ending December 31, 2010, bore interest payable quarterly based on 3-month LIBOR plus 4.0% per annum.

In October 2009, one of the Company’s Chinese subsidiaries entered into a $13.0 million short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which was paid in full during the year ending December 31, 2010 bore interest payable quarterly based on 3-month LIBOR plus 2.5% per annum.

In November 2009, one of the Company’s Chinese subsidiaries entered into a $7.0 million short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan, which was paid in full during the year ending December 31, 2010 bore interest payable quarterly based on 3-month LIBOR plus 3.0% per annum.

In December 2009, one of the Company’s Chinese subsidiaries entered into a $12.0 million short-term loan agreement with a Chinese bank for working capital purposes. The loan, which bore interest payable quarterly based on 6-month LIBOR plus 1.8% per annum matured and was repaid in the fourth quarter of 2010.

In September 2010, one of the Company’s Chinese subsidiaries entered into a short-term loan agreement with a Chinese bank to finance the purchase of raw materials. The loan refinanced a loan with the same bank that matured in 2010. The loan, which had a balance of $14.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 3.8% per annum. The full amount of the loan is due in September 2011.

In November 2010, one of the Company’s Chinese subsidiaries entered into a loan agreement with a Chinese bank to finance the purchase of raw materials. The loan refinanced a loan with the same bank that matured in 2010. The loan, which had a balance of $13.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 3.8% per annum. The full amount of the loan is due in November 2011.

In December 2010, one of the Company’s Chinese subsidiaries entered into a loan agreement with a Chinese bank to finance the purchase of raw materials. The loan refinanced a loan with the same bank that matured in 2010. The loan, which had a balance of $7.0 million as of December 31, 2010, bears interest payable quarterly based on 3-month LIBOR plus 4.2% per annum. The full amount of the loan is due in December 2011.

Belgian Guarantee

A bank guarantee of $4.0 million was outstanding under a non-reusable commitment credit with a Belgian bank as of December 31, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2010.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

British Loan

In November 2009, one of the Company’s European subsidiaries entered into a loan with a United Kingdom based finance company, secured by certain assets, to finance general corporate purposes. The loan, which had a balance of $13.8 million as of December 31, 2010 (based on the euro-to-dollar exchange rate in effect at that date), bears interest payable monthly at 3-month LIBOR plus 1.4% per annum. The loan amounts are subject to an eligible borrowing calculation as defined in the loan agreement. The loan agreement can be cancelled by a 90-day written notification. A cash secured standby letter of credit of $4.0 million was issued to guarantee the loan facility.

Hong Kong Loan

In June 2010, one of the Company’s Asian subsidiaries entered into a loan with a Hong Kong bank, pursuant to which the bank purchased accounts receivables, with recourse. In accordance with Generally Accepted Accounting Principles in the United States, the purchased assets remained on the Company’s balance sheet as of December 31, 2010. The loan, which had a balance of $40.0 million as of December 31, 2010, bears interest payable weekly at 2-month LIBOR plus 1.75% per annum. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.

U.S. Real Estate Mortgages

In December 2010, one of the Company’s U.S. subsidiaries entered into a loan with a U.S. insurance company, which was secured by real estate. The loan, which had a balance of $9.0 million as of December 31, 2010, bears interest payable over 15 years at an interest rate of 4.875% per annum, with a balloon payment of $6.8 million in 2016.

In December 2010, one of the Company’s U.S. subsidiaries entered into two loans with a Scottish Bank, which were secured by real estate. The loans, which had a balance of $24.0 million as of December 31, 2010, bear interest payable over 15 years at an interest rate of 4.85% per annum, with a balloon payment in 2016 of $17.8 million.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment.

In June 2009, one of the Company’s European subsidiaries entered into a capital lease agreement with three banks to finance the land purchase and building construction for a research and development site. The capital lease obligation, which had a balance of $6.3 million as of December 31, 2010 (based on the euro-to-dollar exchange rate in effect at that date), bears interest at an approximate rate of 4.53%. The length of the financing is 10 years from the first quarterly lease payment due upon building occupancy which commenced in February 2010.

In December 2010, the Company sold assets with a net book value of $25.2 million for $37.1 million to a leasing agency under a sale-leaseback arrangement. We deferred a gain on the transaction in the amount of $11.9 million. Concurrently, the Company purchased the assets under a capital lease agreement with the net present value of minimum lease payments of $37.1 million, which will be depreciated over the lease term of four years.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Debt Guarantees

The Company is the sole issuer of the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, “the Notes”). The Company’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst, PulseCore, CMD and SDT (collectively, the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the Company’s obligations under the Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island. Inc, as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. The Company’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes. Condensed consolidating financial information for the issuer of the notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2010
Cash and cash equivalents	$—	$392.3	$—	$231.0	$—	$623.3
Receivables, net	—	47.4	—	247.2	—	294.6
Inventories, net	—	48.0	—	299.9	12.9	360.8
Other current assets	—	14.9	—	48.7	—	63.6
Deferred income taxes	—	5.6	—	10.1	—	15.7

Total current assets	—	508.2	—	836.9	12.9	1,358.0
Restricted Cash	—	142.1	—	—	—	142.1
Property, plant and equipment, net	—	221.0	2.6	644.1	(3.4)	864.3
Deferred income taxes	—	—	—	—		—
Goodwill and intangible assets, net	—	291.1	37.2	200.3	(34.4)	494.2
Investments and other assets	1,946.6	1,131.2	51.4	830.0	(3,898.6)	60.6

Total assets	$1,946.6	$2,293.6	$91.2	$2,511.3	$(3,923.5)	$2,919.2

Accounts payable	$—	$43.4	$0.1	$213.4	$—	$256.9
Accrued expenses and other current liabilities	0.6	116.0	0.8	185.4	1.7	304.5
Deferred income on sales to distributors	—	33.7	—	115.8	—	149.5

Total current liabilities	0.6	193.1	0.9	514.6	1.7	710.9
Long-term debt	579.7	103.0	—	70.1	—	752.8
Other long-term liabilities	—	21.1	0.4	27.8	—	49.3
Deferred Income Taxes	—	5.6	—	12.6		18.2
Intercompany	0.3	(123.8)	(53.4)	(28.6)	205.5	—

Total liabilities	580.6	199.0	(52.1)	596.5	207.2	1,531.2
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,366.0	2,094.6	143.3	1,914.8	(4,152.7)	1,366.0
Minority interests in consolidated subsidiaries	—	—	—	—	22.0	22.0

Total stockholders’ equity	1,366.0	2,094.6	143.3	1,914.8	(4,130.7)	1,388.0

Total liabilities and stockholders’ equity	$1,946.6	$2,293.6	$91.2	$2,511.3	$(3,923.5)	$2,919.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
As of December 31, 2009
Cash and cash equivalents	$—	$286.0	$—	$239.7	$—	$525.7
Short-term investments	—	—	—	45.5	—	45.5
Receivables, net	—	47.9	—	213.0	—	260.9
Inventories, net	—	34.2	—	230.5	5.2	269.9
Other current assets	—	7.1	—	44.4	—	51.5
Deferred income taxes	—	5.5	—	9.6	—	15.1

Total current assets	—	380.7	—	782.7	5.2	1,168.6
Restricted cash	—	—	—	5.9	—	5.9
Property, plant and equipment, net	—	149.7	2.8	557.0	(4.0)	705.5
Goodwill and intangible assets, net	—	197.1	37.3	278.1	(38.4)	474.1
Investments and other assets	1,548.3	1,210.7	45.8	29.0	(2,773.6)	60.2

Total assets	$1,548.3	$1,938.2	$85.9	$1,652.7	$(2,810.8)	$2,414.3

Accounts payable	$—	$25.0	$0.1	$147.8	$—	$172.9
Accrued expenses and other current liabilities	97.6	74.3	0.8	172.9	1.7	347.3
Deferred income on sales to distributors	—	26.9	—	71.9	—	98.8

Total current liabilities	97.6	126.2	0.9	392.6	1.7	619.0
Long-term debt	465.4	213.0	—	49.2	—	727.6
Other long-term liabilities	—	20.0	0.4	28.9	—	49.3
Deferred Income Taxes	—	7.6	—	6.2	—	13.8
Intercompany	0.3	(127.5)	(52.4)	(25.9)	205.5	—

Total liabilities	563.3	239.3	(51.1)	451.0	207.2	1,409.7
Total ON Semiconductor Corporation stockholders’ equity (deficit)	985.0	1,698.9	137.0	1,201.7	(3,037.6)	985.0
Minority interests in consolidated subsidiaries	—	—	—	—	19.6	19.6

Total stockholders’ equity	985.0	1,698.9	137.0	1,201.7	(3,018.0)	1,004.6

Total liabilities and stockholders’ equity	$1,548.3	$1,938.2	$85.9	$1,652.7	$(2,810.8)	$2,414.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2010
Revenues	$—	$632.4	$14.0	$2,850.7	$(1,183.7)	$2,313.4
Cost of revenues	—	495.4	1.8	2,051.6	(1,191.4)	1,357.4

Gross profit	—	137.0	12.2	799.1	7.7	956.0

Research and development	—	12.1	9.8	226.1	—	248.0
Selling and marketing	—	67.7	0.9	77.0	—	145.6
General and administrative	—	19.5	0.8	109.6	—	129.9
Amortization of acquisition related intangible assets	—	17.1	—	18.8	(4.2)	31.7
Goodwill and intangible asset impairment	—	—	—	16.1	—	16.1
Restructuring, asset impairments and other, net	—	7.1	—	3.4	—	10.5

Total operating expenses	—	123.5	11.5	451.0	(4.2)	581.8

Operating income (loss)	—	13.5	0.7	348.1	11.9	374.2
Interest expense, net	(50.8)	(6.4)	—	(3.7)	—	(60.9)
Other	—	3.2	—	(10.1)	—	(6.9)
Gain (loss) on debt prepayment	.1	(0.8)	—	—	—	(0.7)
Equity in earnings	341.2	735.3	5.5	—	(1,082.0)	—

Income (loss) before income taxes, and minority interests	290.5	744.8	6.2	334.3	(1,070.1)	305.7
Income tax provision	—	3.7	—	(16.5)	—	(12.8)
Minority interests	—	—	—	—	(2.4)	(2.4)

Net income (loss)	$290.5	$748.5	$6.2	$317.8	$(1,072.5)	$290.5

Net cash provided by operating activities	$—	$419.9	$0.2	$131.7	$—	$551.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(59.6)	(0.2)	(129.1)	—	(188.9)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(2.2)	—	(2.2)
Purchases of business, net of cash acquired	—	—	—	(91.0)	—	(91.0)
Proceeds from sales of held-to-maturity securities	—	—	—	45.5	—	45.5
Proceeds from sales of property, plant and equipment	—	37.1	—	—	—	37.1
Purchase of restricted cash	—	(142.1)	—	5.9	—	(136.2)

Net cash used in investing activities	—	(164.6)	(0.2)	(170.9)	—	(335.7)

Cash flows from financing activities:
Intercompany loans	—	(666.9)	—	666.9	—	—
Intercompany loan repayments	—	672.7	—	(672.7)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	7.0	—	—	—	7.0
Proceeds from debt issuance	—	33.0	—	119.0	—	152.0
Proceeds from exercise of stock options	—	23.3	—	—	—	23.3
Payment of capital lease obligation	—	(29.8)	—	(2.5)	—	(32.3)
Repurchase of Treasury Stock	—	(15.0)	—	—	—	(15.0)
Repayment of long term debt	—	(173.3)	—	(81.1)	—	(254.4)

Net cash provided by (used in) financing activities	—	(149.0)	—	29.6	—	(119.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9

Net increase (decrease) in cash and cash equivalents	—	106.3	—	(8.7)	—	97.6
Cash and cash equivalents, beginning of period	—	286.0	—	239.7	—	525.7

Cash and cash equivalents, end of period	$—	$392.3	$—	$231.0	$—	$623.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2009
Revenues	$—	$512.5	$12.1	$2,291.5	$(1,047.2)	$1,768.9
Cost of revenues	—	399.1	1.7	1,794.1	(1,046.7)	1,148.2

Gross profit	—	113.4	10.4	497.4	(0.5)	620.7

Research and development	—	40.8	8.1	150.0	(0.1)	198.8
Selling and marketing	—	48.0	0.8	72.1	—	120.9
General and administrative	—	(49.2)	0.6	110.7	42.4	104.5
Amortization of acquisition related intangible assets	—	12.5	—	19.4	(2.9)	29.0
Restructuring, asset impairments and other, net	—	3.3	—	21.6	—	24.9

Total operating expenses	—	55.4	9.5	373.8	39.4	478.1

Operating income (loss)	—	58.0	0.9	123.6	(39.9)	142.6
Interest expense, net	(52.2)	(6.1)	—	(5.6)	0.1	(63.8)
Other	—	(1.4)	—	(3.3)	—	(4.7)
Gain (loss) on debt prepayment	(3.1)	—	—	—	—	(3.1)
Equity in earnings	116.3	72.4	5.4	119.4	(313.5)	—

Income (loss) before income taxes, and minority interests	61.0	122.9	6.3	234.1	(353.3)	71.0
Income tax provision	—	5.2	—	(12.9)	—	(7.7)
Minority interests	—	—	—	—	(2.3)	(2.3)

Net income (loss)	$61.0	$128.1	$6.3	$221.2	$(355.6)	$61.0

Net cash provided by operating activities	$—	$(219.7)	$—	$496.6	$—	$276.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(9.4)	—	(45.9)	—	(55.3)
Deposits utilized for purchases of property, plant and equipment	—	—	—	(3.2)	—	(3.2)
Purchase of Restricted Cash	—	—	—	(5.9)	—	(5.9)
Purchases of held to-maturity securities	—	—	—	(97.9)	—	(97.9)
Proceeds from sales of held-to-maturity securities	—	—	—	52.4	—	52.4
Purchase of a business, net of cash acquired	—	—	—	(16.7)	—	(16.7)
Proceeds from sales of property, plant and equipment	—	—	—	0.3	—	0.3

Net cash used in investing activities	—	(9.4)	—	(116.9)	—	(126.3)

Cash flows from financing activities:
Intercompany loans	—	(123.6)	—	123.6	—	—
Intercompany loan repayments	—	501.5	—	(501.5)	—	—
Proceeds from debt issuance	—	—	—	79.5	—	79.5
Proceeds from issuance of common stock under the employee stock purchase plan	—	5.5	—	—	—	5.5
Proceeds from exercise of stock options	—	17.5	—	—	—	17.5
Repurchase of Treasury Stock	—	(8.6)	—	—	—	(8.6)
Payment of capital lease obligation	—	(23.4)	—	(6.1)	—	(29.5)
Repayment of long term debt	—	(67.2)	—	(81.0)	—	(148.2)

Net cash provided by (used in) financing activities	—	301.7	—	(385.5)	—	(83.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	72.6	—	(5.6)	—	67.0
Cash and cash equivalents, beginning of period	—	213.4	—	245.3	—	458.7

Cash and cash equivalents, end of period	$—	$286.0	$—	$239.7	$—	$525.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the year ended December 31, 2008
Revenues	$—	$434.9	$14.7	$2,718.9	$(1,113.7)	$2,054.8
Cost of revenues	—	405.9	1.7	1,979.4	(1,077.7)	1,309.3

Gross profit	—	29.0	13.0	739.5	(36.0)	745.5

Research and development	—	24.4	9.9	232.2	(32.6)	233.9
Selling and marketing	—	47.7	1.6	90.8	(5.7)	134.4
General and administrative	—	(7.1)	0.8	126.7	2.0	122.4
Internal commissions expense	—	(1.4)	—	1.4	—	—
In process research and development	—	—	—	27.1	—	27.1
Amortization of acquisition related intangible assets	—	1.2	—	21.7	—	22.9
Goodwill impairment	—	24.0	36.0	484.5	—	544.5
Restructuring, asset impairments and other, net	—	9.1	—	17.1	—	26.2

Total operating expenses	—	97.9	48.3	1,001.5	(36.3)	1,111.4

Operating income (loss)	—	(68.9)	(35.3)	(262.0)	0.3	(365.9)
Interest expense, net	(60.0)	(4.2)	—	(8.9)	0.1	(73.0)
Other	—	(1.7)	0.1	(30.3)	29.0	(2.9)
Gain on dept prepayment	3.8	—	—	—	—	3.8
Equity in earnings	(372.7)	(301.0)	0.4	0.1	673.2	—

Income (loss) before income taxes	(428.9)	(375.8)	(34.8)	(301.1)	702.6	(438.0)
Income tax provision	—	2.9	—	6.5	—	9.4

Net income (loss)	(428.9)	(372.9)	(34.8)	(294.6)	702.6	(428.6)
Net (income) loss attributable to minority interests	—	—	—	—	(0.3)	(0.3)

Net income (loss) attributable to ON Semiconductor	$(428.9)	$(372.9)	$(34.8)	$(294.6)	$702.3	$(428.9)

Net cash provided by (used in) operating activities	$—	$(21.9)	$0.2	$415.5	$—	$393.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22.8)	(0.2)	(72.0)	—	(95.0)
Funds deposited for purchases of property, plant and equipment	—	—	—	0.4	—	0.4
Purchase of a business, net of cash acquired	—	(14.5)	—	197.6	—	183.1
Proceeds from sales of property, plant and equipment	—	38.6	—	0.6	—	39.2

Net cash provided by (used in) investing activities	—	1.3	(0.2)	126.6	—	127.7

Cash flows from financing activities:
Intercompany loans	—	(750.0)	—	750.0	—	—
Intercompany loan repayments	—	780.0	—	(780.0)	—	—
Proceeds from debt issuance	—	—	—	77.1	—	77.1
Proceeds from issuance of common stock under the employee stock purchase plan	—	5.1	—	—	—	5.1
Proceeds from exercise of stock options and warrants	—	15.3	—	—	—	15.3
Repurchase of treasury stock	—	(2.9)	—	—	—	(2.9)
Dividends to minority shareholder of consolidated subsidiary	—	3.3	—	(4.8)	—	(1.5)
Equity injections from parent	—	—	3.3	—	—	3.3
Subsidiary declared dividend	—	15.9	(3.3)	(15.9)	—	(3.3)
Payment of capital lease obligation	—	(23.1)	—	(4.2)	—	(27.3)
Repayment of long term debt	—	(1.7)	—	(401.2)	—	(402.9)

Net cash provided by (used in) financing activities	—	41.9	—	(379.0)	—	(337.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	—	21.3	—	162.8	—	184.1
Cash and cash equivalents, beginning of period	—	192.1	—	82.5	—	274.6

Cash and cash equivalents, end of period	$—	$213.4	$—	$245.3	$—	$458.7

(1)	The Company is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, the Company does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8:    Income Taxes

Geographic sources of income (loss) before income taxes and minority interests are as follows (in millions):

	Year ended December 31,
	2010	2009	2008
United States	$(57.5)	$(28.3)	$(432.3)
Foreign	363.2	99.3	(5.7)

	$305.7	$71.0	$(438.0)

The provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Current
Federal	$(0.3)	$(1.8)	$(13.7)
State and local	0.4	0.2	0.3
Foreign	8.4	7.8	10.1

	8.5	6.2	(3.3)

Deferred
Federal	(1.2)	1.2	—
Foreign	5.5	0.3	(6.1)

	4.3	1.5	(6.1)

	$12.8	$7.7	$(9.4)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.1	0.4	(0.1)
Foreign withholding taxes	—	3.3	—
Foreign rate differential	(36.5)	(39.6)	0.4
Dividend income from foreign subsidiaries	15.3	89.1	(4.3)
Goodwill impairment	—	—	(23.3)
Research and development credit monetization	(0.1)	(2.8)	—
Change in valuation allowance	(8.0)	(72.0)	(8.8)
Tax reserves	(0.3)	(7.5)	3.0
Other	(1.3)	4.9	0.6

	4.2%	10.8%	2.5%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2010 and December 31, 2009 are as follows (in millions):

	Year ended December 31,
	2010	2009
Net operating loss and tax credit carry forwards	$424.1	$408.7
Tax-deductible goodwill	65.3	89.3
Reserves and accruals	67.2	47.4
Property, plant and equipment	7.4	16.0
Inventories	14.0	15.1
Other	(19.7)	(24.8)

Deferred tax assets and liabilities before valuation allowance	$558.3	$551.7
Valuation allowance	(560.8)	(550.4)

Net deferred tax asset (liability)	$(2.5)	$1.3

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2010, the Company had $14.9 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction to the provision for income taxes.

As of December 31, 2010, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $804.8 million, $862.6 million and $45.8 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2011 through 2028. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOL’s to approximately $93.1 million per year.

The Company reviews the collectability of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period. As of December 31, 2010, the Company had no allowances for tax receivables.

The 2010 provision included $13.5 million for income and withholding taxes of certain of the Company’s foreign operations and $2.7 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This was partially offset by the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdiction, which was effectively settled, or for which the statute lapsed during 2010.

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

Each year, the Company reassesses its intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries, concluding that except for certain earnings that the Company intends to reinvest indefinitely, provisions will be made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries on the belief that those earnings will be ultimately dividended to the parent. Undistributed earnings of approximately $881.3 million at December 31, 2010 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company is currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its consolidated financial statements for any additional taxes that the Company may be required to pay as a result of such examinations. If the payment ultimately proves not to be necessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period the Company determines such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, additional tax expense will be recorded. The impact of such adjustments could have a material impact on the Company’s results of operations in future periods.

The activity for unrecognized gross tax benefits for 2010, 2009 and 2008 (in millions) is as follows:

	2010	2009	2008
Balance at beginning of year	$17.0	$19.4	$19.9
Reserves acquired — AMIS, Catalyst, and PulseCore	—	2.7	6.8
Additions based on tax positions related to the current year	1.2	1.4	4.0
Additions for tax positions of prior years	0.5	1.0	—
Reductions for tax positions of prior years	(0.3)	(3.9)	(0.7)
Lapse of statute	(5.0)	(3.6)	(10.5)
Settlements	—	—	(1.2)

Currency adjustments	—	—	1.1

Balance at end of year	$13.4	$17.0	$19.4

Included in the December 31, 2010 balance of $13.4 million is $12.5 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Of the total $13.4 million balance of unrecognized tax benefit at December 31, 2010, $1.9 million is related to tax positions for which it is reasonably possible that the total amounts could significantly change during the 12 months following December 31, 2010, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $(0.1) million, $(0.8) million and $(4.1) million in benefits

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

during the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, upon the acquisition of PulseCore, the balance of accrued interest and penalties increased $0.9 million during 2009, and upon the acquisition of AMIS and Catalyst, the balance of accrued interest and penalties increased $1.2 million during 2008. The Company had approximately $2.9 million, $4.0 million and $3.9 million of accrued interest and penalties at December 31, 2010, 2009 and 2008, respectively.

Note 9:    Equity

In March 2008, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 600 million to 750 million shares. During 2008, the Company issued 114.1 million shares in association with the AMIS and Catalyst acquisitions.

Calculations for 2010, 2009 and 2008 net income (loss) per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	2010	2009	2008
Net income (loss) attributable to ON Semiconductor Corporation	$290.5	$61.0	$(428.9)

Basic weighted average common shares outstanding	431.0	420.8	379.0
Add: incremental shares for:
Dilutive effect of stock options	9.3	8.5	—
1.875% Convertible Senior Subordinated Notes	4.0	2.8	—
Zero Convertible Coupon Senior Subordinated Notes	0.1	—	—

Diluted weighted average common shares outstanding	444.4	432.1	379.0

Income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.67	$0.14	$(1.13)

Diluted	$0.65	$0.14	$(1.13)

Basic income (loss) per common share is computed by dividing net income (loss) attributable to ON Semiconductor by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of restricted stock units is calculated by applying the treasury stock method. For the year ended December 31, 2008, the effect of stock option shares was not included as the related impact would have been anti-dilutive as the Company generated a net loss. Had the Company generated net income during the year ended December 31, 2008, the assumed exercise of stock options would have resulted in additional incremental shares of diluted weighted average common shares outstanding of 14.1 million. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares for the period has been anti-dilutive were also excluded from the diluted net income per share calculation. The excluded option shares were 13.7 million, 13.1 million and 34.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2009 and 2008, the assumed conversion of the Zero Coupon Convertible Senior Subordinated Notes due 2024 are convertible into cash up to the par value of $96.2 million, based on a conversion price of $9.82 per share. The excess of fair value over par value is convertible into stock. As of December 31, 2009 and 2008, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded during the periods subsequent to the exchange offer.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The 1.875% Convertible Senior Subordinated Notes due 2025 are convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share. For the year ended December 31, 2008, the assumed conversion of the 1.875% Convertible Senior Subordinated Notes was also excluded in determining diluted net income per share. The excess of fair value over par value is convertible into stock. As of December 31, 2008, the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

The 2.625% Convertible Senior Subordinated Notes due 2026 are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. For the years ended December 31, 2010, 2009 and 2008, the assumed conversion of the 2.625% Convertible Senior Subordinated Notes was also excluded in determining diluted net income per share. The excess of fair value over par value is convertible into stock. As of December 31, 2010, 2009 and 2008, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

See Note 7: “Long-Term Debt” for further discussion of the Zero Coupon Convertible Senior Subordinated Notes and the 1.875% and 2.625% Convertible Senior Subordinated Notes.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the years ended December 31, 2010 and 2009 were $15.0 million and $8.6 million, respectively, for which the Company withheld 1,956,317 and 1,259,359 shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of December 31, 2010, but may be reissued or retired by the Company at a later date.

Note 10:    Employee Stock Benefit Plans

Plan Descriptions

The Company adopted the ON Semiconductor 1999 Founders Stock Option Plan (“the 1999 Plan”), which is an incentive plan for key employees, directors and consultants. A total of 11.6 million shares of the Company’s common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan is administered by the Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees, directors and consultants who will receive grants and determine the exercise prices and vesting schedules of the options. The 1999 Plan terminated on September 9, 2009. All outstanding awards issued under the 1999 Plan were expired or expired prior to December 31, 2010. At December 31, 2010 there were no outstanding awards under the 1999 plan.

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (“the 2000 SIP”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 SIP is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the 2000 SIP which have increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. As of December 31, 2009 there was an aggregate of 20.6 million shares of common stock available for grant under the 2000 SIP. On January 1, 2010, the number of shares reserved increased by 12.8 million.

In March, 2008 the Company assumed approximately 9.4 million employee stock options and 1.1 million restricted stock unit awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by the Company’s stockholders but which was approved by AMIS’ stockholders. Approximately 4.9 million shares were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan.

In October 2008, the Company assumed approximately 3.9 million employee stock options and 0.4 million restricted stock unit awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company’s stockholders but which were approved by Catalyst’s stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan.

In January 2010, the Company assumed approximately 2.4 million employee stock options in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company’s stockholders but which were approved by California Micro Devices stockholders: the California Micro Devices Corporation 2004 Omnibus Incentive Compensation Plan, the California Micro Devices Corporation 1995 Non-Employee Directors’ Stock Option Plan, and the California Micro Devices Corporation 1995 Employee Stock Option Plan. In addition, the Company assumed approximately 0.3 million employee stock options in accordance with applicable NASDAQ listing standards pursuant to agreements between California Micro Devices Corporation and certain employees.

On February 17, 2010, the 2000 SIP expired and the Company ceased granting under the plan. Outstanding options and awards as of the expiration date continue to be outstanding and issuable pursuant to the underlying grant agreements.

On March 23, 2010, the Company adopted the Amended and Restated Stock Incentive Plan (“the Amended and Restated SIP”) which was subsequently approved by the Company’s shareholders at the annual shareholder meeting on May 18, 2010. The Amended and Restated SIP provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The Amended and Restated SIP is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. The total number of shares of stock subject to all awards under the Amended and Restated SIP is 26.1 million plus the number of shares of stock subject to awards that were previously granted and outstanding pursuant to the 2000 SIP that upon cancellation may again become available for grant under the Amended and Restated SIP pursuant to the plan document.

Generally, the options granted under the 2000 SIP and Amended and Restated SIP vest over a period of four years and have a term of 10 years and 7 years, respectively. Under both plans, certain outstanding options vest automatically upon a change of control, as defined in the respective plan document, provided the option holder is employed by the Company on the date of the change in control. Certain other outstanding options may also vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

immediately terminate and vested options will generally remain exercisable for a period of 90 days after the date of termination (one year in the case of death or disability), unless otherwise specified in an option holder’s employment or stock option agreement.

Generally, restricted stock units granted under the 2000 SIP and the Amended and Restated SIP vest over three to four years or based on the achievement of certain performance criteria and are payable in shares of the Company’s stock upon vesting.

As of December 31, 2010, there was an aggregate of 24.4 million shares of common stock available for grant under the Amended and Restated SIP.

Restricted Stock Units and Awards

During 2010, the Company awarded 2.6 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable.

As of December 31, 2010, the Company determined that it is probable that the majority of the criteria relating to performance based restricted stock units granted during the current and prior years will be met. Compensation expense of $28.9 million was recognized during the year for all performance based restricted stock units. Additional compensation expense of $7.4 million was recognized during the year for all restricted stock units with time-based service conditions that were granted in 2010 and prior that are expected to vest.

A summary of the restricted stock units transactions for the year ended December 31, 2010 follows (number of shares in millions):

	Year Ended December 31, 2010
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2009	15.1	$4.17
Granted	4.0	7.85
Released	(6.2)	4.40
Forfeited	(0.6)	5.38

Nonvested shares of restricted stock units at December 31, 2010	12.3	$5.19

During the year ended December 31, 2010, the Company granted 0.1 million shares in restricted stock awards with immediate vesting and with a weighted average grant date fair value of $8.16 per share.

As of December 31, 2010, there was approximately $21.8 million of total unrecognized compensation cost net of estimated forfeitures related to non-vested restricted stock units granted under the plan; of this total, approximately $11.7 million of unrecognized compensation expense related to the performance based restricted stock units. The cost is recognized over the vesting period; for restricted stock units with performance criteria, expense is recognized over the period during which the performance criteria is expected to be met. Unrecognized compensation cost related to awards with certain performance criteria that are not expected to be met is not included here. Total compensation expense related to both performance based and service based restricted stock units was $36.3 million for the year ended December 31, 2010.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the 2000 Employee Stock Purchase Plan. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of his or her payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the years ended December 31, 2010, 2009 and 2008, employees purchased approximately 1.2 million shares, 1.2 million shares and 1.2 million shares under the plan, respectively. Through May 2009, shareholders have approved amendments to the 2000 Employee Stock Purchase Plan which have increased the number of shares of the Company’s common stock issuable thereunder to 15 million shares. As of December 31, 2010, there were 5.2 million shares available for issuance under the Employee Stock Purchase Plan.

Stock-Based Compensation Information

The fair value of each option grant in 2006 and thereafter is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility (2) an employee exercise behavior model (based on an analysis of historical exercise behavior) and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.11 per share, $3.39 per share and $3.30 per share, respectively, and was calculated using the lattice-based model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Volatility	46.8%	54.9%	55.4%
Risk-free interest rate	1.7%	2.4%	2.8%
Expected Term	5.0 years	5.3 years	5.2 years

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

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 12%, 12% and 13% in the years ended December 31, 2010, 2009 and 2008, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company uses the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of shares issued under the 2000 Employee Stock Purchase Plan during the years ended December 31, 2010, 2009 and 2008 were $1.71 per share, $1.57 per share and $2.13 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.14%	0.15%	1.67%
Volatility	39.00%	83.00%	58.00%

Total stock-based compensation expense, related to the Company’s employee stock options, employee stock purchase plan and restricted stock units recognized for the years ended December 31, 2010, 2009 and 2008 were comprised as follows (in millions, except per share data):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Cost of revenues	$14.1	$13.7	$8.8
Research and development	10.5	10.7	5.7
Selling and marketing	9.7	8.8	5.3
General and administrative	17.9	21.0	13.4
Restructuring	0.5	—	—

Share-based compensation expense before income taxes	52.7	54.2	33.2
Related income tax benefits (1)	—	—	—

Share-based compensation expense, net of taxes	$52.7	$54.2	$33.2

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

The Company recorded $15.4 million in stock-based compensation expense during the year ended December 31, 2010, related to stock-based awards granted during the year ended December 31, 2010. This expense was comprised as follows (in millions):

Year Ended December 31, 2010

Stock options	$0.4
Restricted stock units	12.3
Restricted stock awards	0.7
Employee stock purchase plan	2.0

Total Expense related to share-based awards granted during the year	$15.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock Options

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)

Outstanding at December 31, 2009	29.4	$7.48
Assumed in acquisitions	2.9	8.23
Grants	1.8	7.41
Exercises	(4.1)	5.73
Cancellations	(2.6)	11.34

Outstanding at December 31, 2010	27.4	$7.44	4.9	$73.3

Exercisable at December 31, 2010	20.4	$7.51	4.2	$54.7

As of December 31, 2010, the Company had 26.6 million stock option shares vested and expected to vest with a weighted average exercise price of $7.45.

Net stock options, after forfeitures and cancellations, granted during the year ended December 31, 2010 and December 31, 2009 represented (0.2)% and (0.8)% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2010 and December 31, 2009 represented 0.4% and 0.1% of outstanding shares as of the end of each such fiscal year, respectively.

At December 31, 2010, total unrecognized estimated compensation cost net of estimated forfeitures related to non-vested stock options granted prior to that date was $12.6 million, which is expected to be recognized over a weighted average period of 1.77 years. The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $10.1 million. The Company recorded cash received from the exercise of stock options of $23.3 million and cash from issuance of shares under the 2000 Employee Stock Purchase Plan of $7.0 million and no related tax benefits during the year ended December 31, 2010. Upon option exercise, release of restricted stock units or restricted stock, or completion of a purchase under the 2000 Employee Stock Purchase Plan, the Company issues new shares of common stock.

Additional information about stock options outstanding at December 31, 2010 with exercise prices less than or above $9.88 per share, the closing price of the Company’s common stock at December 31, 2010, follows (number of shares in millions):

Exercise Prices	Exercisable		Unexercisable		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Less than $9.88	16.8	$6.63	6.8	$7.14	23.6	$6.78
Above $9.88	3.6	$11.59	0.2	$11.07	3.8	$11.57

Total outstanding	20.4	$7.51	7.0	$7.23	27.4	$7.44

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 11:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The Company expects to contribute $2.0 million in 2011. As discussed below, the 2011 funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The weighted average assumed rate of return on plan assets for these plans for 2011 is 4.75%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration its asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, the Company assumes its long-term asset mix will generally be consistent with the current mix. The Company determines its discount rates using AA rated corporate bond yields and long term government bond yields.

The Company recognizes actuarial gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a summary of the status of the Company’s foreign pension plans and the net periodic pension cost (in millions):

	Year Ended December 31,
	2010	2009	2008
Service cost	$3.8	$4.0	$3.8
Interest cost	3.0	3.6	2.9
Expected return on plan assets	(2.8)	(2.6)	(2.6)
Amortization of prior service cost	1.1	(4.9)	0.4
Other losses (gains)	0.1	0.3	1.1

Total net periodic pension cost	$5.2	$0.4	$5.6

Weighted average assumptions
Discount rate	4.65%	5.61%	5.26%
Expected return on plan assets	4.75%	5.16%	5.21%
Rate of compensation increase	3.87%	4.06%	4.74%

	December 31,
	2010	2009
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$68.6	$66.6
Service cost	3.8	4.0
Interest cost	3.1	3.6
Net actuarial (gain) or loss	1.5	1.3
Benefits paid	(1.1)	(4.6)
Translation (gain) or loss	(1.1)	(2.3)

Projected benefit obligation at the end of the year	$74.8	$68.6

Accumulated benefit obligation at the end of the year	$56.3	$50.2

Change in plan assets
Fair value of plan assets at the beginning of the year	$65.8	$62.4
Plan assets incurred through acquisition	—	—
Actual return on plan assets	3.3	6.0
Benefits paid from plan assets	(1.0)	(4.6)
Employer contributions	1.4	1.5
Translation gain or (loss)	(3.6)	0.5

Fair value of plan assets at the end of the year	$65.9	$65.8

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$38.9	$31.2
Aggregate fair value of plan assets	17.4	12.2
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$24.7	$21.5
Aggregate fair value of plan assets	7.7	6.3
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$13.8	$16.2
Current liabilities	(0.2)	(0.3)
Noncurrent liabilities	(22.5)	(18.7)

Funded status	$(8.9)	$(2.8)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$0.2	$0.2

Weighted average assumptions at the end of the year
Discount rate	4.65%	5.61%
Rate of compensation increase	3.87%	4.06%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2010 and 2009, respectively, the assets of the Company’s foreign plans were invested in 67% and 3% equity securities, 9% and 46% debt securities, 24% and 2% in other investments and zero and 49% in cash, which included investment contracts and other short-term investments. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the current economic environment.

The long term rate of return on plan assets was determined using the weighted average method which incorporates factors that include the historical inflation, interest rate yield curve and current market condition

Plan Assets

The Company’s overall investment strategy is to focus on wealth protection, invest in safe and low credit risk investments with the goal to provide a positive rate of return to the plan assets. The Company is investing in a mix of investments with a wide diversification of asset types and fund strategies that align with each region and foreign locations economy and market conditions. Investment in government securities and government agencies, where the returns are guaranteed by the government, has been constructed in order to achieve the returns needed to cover the plan liabilities. Investment in fixed income securities and equity securities is with the expectation that the investments shall give a good rate of return in the long run despite periods of volatility or decline. Other types of investments include investments in cash deposits, money market funds and insurance.

The fair value measurement of plan assets in the Company’s foreign pension plans as of December 31, 2010 and 2009, was as follows (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset Category
Cash/Money Markets	$—	$—	$—	$—
Foreign Government Securities (2)	48.1	27.6	17.5	3.0
Agency Securities (2)	1.5	—	1.5	—
Corporate Bonds, Debentures (3)	10.8	3.2	4.1	3.5
Equity Securities (4)	4.1	2.0	2.1	—
Mutual Funds	0.3	0.3	—	—
Real Estate Fund	0.1	—	0.1	—
Insurance Contracts	1.0	—	—	1.0

	$65.9	$33.1	$25.3	$7.5

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset Category
Cash/Money Markets (1)	$32.4	$31.9	$0.1	$0.4
Foreign Government Securities (2)	22.7	20.3	0.0	2.4
Agency Securities (2)	1.6	0.8	0.8	0.0
Corporate Bonds, Debentures (3)	5.7	2.8	0.3	2.6
Equity Securities	2.3	0.9	1.4	0.0
Mutual Funds	0.1	0.1	0.0	0.0
Insurance Contracts	1.0	0.0	0.0	1.0

	$65.8	$56.8	$2.6	$6.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(1)	This category includes investments in repurchase agreement, certificates of deposit and foreign currency deposit unit funds.
(2)	This category includes investments in government bonds and agencies; 81% in 2009 and 88% in 2010 of these investments have guaranteed positive returns on investment, by the local government.
(3)	This category includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.
(4)	For non U.S. equity investments, 9% of equity securities were invested in developed countries equities and 55% in emerging countries equities.

When available, the Company uses observable market data, including pricing on recent closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2010 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Cash / Money Market	Treasury Securities	Corporate Bonds, Debentures	Insurance	Total

Beginning balance at December 31, 2009	$0.4	$2.4	$2.6	$1.0	$6.4
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	0.2	0.2	0.4
Relating to assets sold during the period	—	—	—	—	—
Purchases, sales and settlements	(0.1)	0.6	0.7	(0.2)	1.0
Transfers in and/or out of Level 3	—	—	—	—	—

Ending balance at December 31, 2010	$0.3	$3.0	$3.5	$1.0	$7.8

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $26.9 million, $24.7 million, and $7.7 million, respectively, as of December 31, 2010 and $23.3 million, $21.5 million, and $6.3 million, respectively, as of December 31, 2009.

The expected benefit payments for the Company’s defined benefit plans by year from 2011 through 2015 and the five years thereafter are as follows (in millions):

2011	$1.0
2012	1.2
2013	2.1
2014	2.3
2015	4.9
5 years thereafter	32.2

Total	$43.7

The total underfunded status was $22.7 million at December 31, 2010.

Defined Contribution Plans

The Company has a deferred compensation savings plan (“the Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

contribute a percentage of their salary subject to certain limitations. The Company, beginning on January 1, 2007, elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $7.9 million, $6.5 million and $7.1 million of expense relating to matching contributions in 2010, 2009 and 2008, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $0.4 million, $0.3 million and $0.5 million relating to these plans for the years ended 2010, 2009 and 2008, respectively.

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

At December 31, 2010 and 2009, the Company had net outstanding foreign exchange contracts in a buy position with a net notional amount of $75.5 million and $48.2 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2010 and 2009 (in millions):

	December 31,
	2010 Buy (Sell)	2009 Buy (Sell)

Chinese Renminbi	$(5.4)	$(5.5)
Czech Koruna	7.8	4.8
Euro	(19.2)	11.0
Japanese Yen	4.6	4.6
Korean Won	1.8	1.4
Malaysian Ringgit	26.1	20.3
Philippine Peso	7.3	4.2
Singapore Dollar	3.3	1.9
Taiwan Dollar	—	(0.7)

	$26.3	$42.0

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2010, the counterparty on the Company’s foreign exchange contracts is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2010, 2009 and 2008, realized and unrealized foreign currency transaction losses totaled $6.9 million, $4.7 million and $2.8 million, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other

At December 31, 2010, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 13:    Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in millions):

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)

Assets:
Cash and cash equivalents:
Demand and time deposits	$309.4	$309.4
Money market funds	46.1	46.1
Treasuries	267.8	267.8

Total cash and cash equivalents	$623.3	$623.3
Other Current Assets
Foreign currency exchange contracts	1.1	1.1

Total financial assets	$624.4	$624.4

Liabilities:
Foreign currency exchange contracts	$0.6	$0.6

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of December 31, 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-Term Debt, Including Current Portion

When applying fair value principles in valuation of long-term debt, the Company is required to maximize the use of quoted market prices (Level 1) and minimize the use of unobservable inputs (Level 3). The Company calculates the fair value of its Level 1 long-term debt based on the par value of the convertible notes. The Company calculates the fair value of the Company’s Level 3 long-term debt based on present value of the expected cash flows based on externally provided or obtainable inputs.

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations and U.S. real estate mortgages) at December 31, 2010 and 2009 are as follows (in millions):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Level 1	$579.7	$818.0	$562.4	$771.7
Level 2	$—	$—	$170.2	$163.8
Level 3	$160.7	$155.1	$122.3	$114.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a rollforward of fair value measurement using significant unobservable inputs (Level 3) of long-term debt, including current portion from December 31, 2009 to December 31, 2010 (in millions):

Beginning balance as of December 31, 2009	$114.4
Gain/(loss) recorded during 2010	0.6
Gain/(loss) not recorded during 2010	2.3
New debt	118.9
Principal payments	(81.1)

Ending balance as of December 31, 2010	$155.1

The fair value of Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current rates at December 31, 2010.

Note 14:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2010 (in millions):

Year ending December 31,
2011	$16.9
2012	14.2
2013	11.2
2014	9.3
2015	17.7
Thereafter	12.4

Total (1)	$81.7

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in future under subleases.

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2010, 2009 and 2008 was $22.2 million, $20.3 million, and $18.7 million, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2010 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $4.0 million as of December 31, 2010. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million but had not done so as of December 31, 2010. The Company also has outstanding guarantees and letters of credit outside of its non-reusable commitment credit, totaling $9.0 million as of December 31, 2010.

As part of securing financing in the normal course of business, the Company issued guarantees related to its capital lease obligations and real estate mortgages which totaled approximately $137.7 million as of December 31, 2010. For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $69.3 million as payments come due. The Company has not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

contamination, personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

The Company faces risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure of its products result, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are alleged to be defective, the Company may be required to participate in their recall. Depending on the significance of any particular customer and other relevant factors, the Company may agree to provide more favorable indemnity rights to such customer for valid warranty claims.

The Company has, from time to time, been active in merger and acquisition activity. In connection with these mergers or acquisitions, the Company has agreed to indemnify the other party or parties to the merger or acquisition agreement for certain things, limited in most instances, by time and/or monetary amounts.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of the Company’s individual former officers and current and former directors who were named as defendants in its litigation, and they are no longer parties to the litigation. On February 19, 2003, the District Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling, the District Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the District Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the District Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The District Court also denied the underwriter defendants’ motion to dismiss in all respects.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs have been filed by the remaining objector groups, and those appeals remain pending. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, the Company’s insurers are to pay the full amount of settlement share allocated to the Company, and it would bear no financial liability. The Company, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon its current knowledge, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which held a hearing on the appeal on September 29, 2010. The Board of Appeals is expected to issue its written decision on the appeal within the next several months. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants’ request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010, the judge granted Synopsys’ motion for summary judgment. On April 28, 2010 Ricoh filed a motion for reconsideration on the summary judgment ruling. On May 28, 2010, the judge denied the Ricoh motion and entered final judgment in Synopsys’ favor for non-infringement. Ricoh subsequently filed a Notice of Appeal on June 23, 2010 and served its brief on appeal on August 31, 2010. Counsel for Synopsys filed its responsive brief on October 29, 2010. Oral arguments are scheduled to occur as early as February 2011 and a decision on the appeal is likely in the spring of 2011. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Litigation Matter

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation (C.A. No. 1:10-CV-01101-GMS). The lawsuit was brought by a stockholder of ON Semiconductor Corporation and alleges generally that (1) ON Semiconductor Corporation’s 2010 proxy statement contained materially false and misleading information regarding our Amended and Restated Stock Incentive Plan (“Plan”) in violation of the federal securities laws; (2) the Plan was defective and, thus, any awards made pursuant to the Plan would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor Corporation officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Plan. The Company has moved to dismiss the lawsuit. The Company denies the substantive allegations made in the lawsuit and intend to vigorously defend against them. While the Company makes no assurances or guarantees as to the outcome of this proceeding, based upon the Company’s current knowledge, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 15:    Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Non-cash investing activities:
Common stock issued for purchase of business	$—	$—	$1,043.5
Common stock issued for debt repurchase	—	28.5	—
Non-cash financing activities:
Equipment acquired or refinanced through capital leases	$69.2	$6.6	$56.6
Cash (received) paid for:
Interest income	$(0.5)	$(0.8)	$(6.9)
Interest expense	23.6	26.7	34.6
Income taxes	10.6	8.5	3.4

Note 16:    Segment Information

In 2009, the Company changed its organizational structure and previously-reported information has been recast to reflect the current organizational structure. The Company is organized into four operating segments, which also represent four reporting segments: automotive and power group, standard products group, computing and consumer products group and digital and mixed-signal products group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives.

Automotive & Power Group	Computing & Consumer Products	Digital & Mixed-Signal Products Group	Standard Products
MOSFETs	DC-DC Conversion	Medical	Bipolar Power
Analog Automotive	Analog Switches	Integrated Sensor Products (“ISP”)	Thyristor

Auto Power	AC-DC Conversion	Military & Aerospace	Small Signal
LDO & Vregs	Low Voltage	Industrial	Zener
Mixed-Signal Automotive	Standard Logic	Communications & High Voltage	Protection

Automotive Application Specific Standard Products (“ASSIP”)	Power Switching	High Frequency	Rectifier
	Signal & Interface	Foundry and Manufacturing Services	Filters
Memory Products

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

interest, nonrecurring gains and losses, foreign exchange gains and losses, income taxes, restructuring, asset impairments and other, net, goodwill impairment and certain other unallocated manufacturing and operating expenses.

The Company’s wafer manufacturing facilities fabricate integrated circuits for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. From time to time, the Company reassesses the alignment of its product families and devices to its operating segments and may move product families or individual devices from one operating segment to another.

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

Revenues, gross profit and operating income for the Company’s reportable segments for the years ended December 31, 2010, 2009, and 2008 are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Products	Digital & Mixed- Signal Products Group	Standard Products	Total
Year ended December 31, 2010:
Revenues from external customers	$546.6	$525.6	$467.9	$773.3	$2,313.4
Segment gross profit	$203.3	$226.2	$291.6	$290.7	$1,011.8
Segment operating income	$88.2	$102.7	$122.8	$184.4	$498.1

Year ended December 31, 2009:
Revenues from external customers	$400.9	$409.0	$393.0	$566.0	$1,768.9
Segment gross profit	$128.8	$141.9	$211.5	$173.7	$655.9
Segment operating income	$24.5	$37.4	$70.2	$94.7	$226.8

Year ended December 31, 2008:
Revenues from external customers	$486.3	$519.8	$462.8	$585.9	$2,054.8
Segment gross profit	$174.2	$220.3	$180.9	$213.8	$789.2
Segment operating income	$51.1	$87.4	$48.9	$121.0	$308.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Gross profit for reportable segments	$1,011.8	$655.9	$789.2
Unallocated amounts:
Other unallocated manufacturing costs	(55.8)	(35.2)	(43.7)

Gross profit	$956.0	$620.7	$745.5

Operating income for reportable segments	$498.1	$226.8	$308.4
Unallocated amounts:
Restructuring and other charges	(10.5)	(24.9)	(26.2)
Goodwill and intangible impairment	(16.1)	—	(544.5)
Other unallocated manufacturing costs	(55.8)	(35.2)	(43.7)
Other unallocated operating expenses	(41.5)	(24.1)	(59.9)

Operating income (loss)	$374.2	$142.6	$(365.9)

Certain operating expenses are not allocated to reportable segments. The increase in other unallocated operating expenses from $24.1 million to $41.5 million in 2010 was primarily due to incremental research and development expenses in our Gresham wafer fabrication facility. The decrease in other unallocated operating expenses from $59.9 million in 2008 to $24.1 million in 2009 was primarily due to the in-process research and development write-offs during 2008.

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

Revenues by geographic location, including local sales and exports made by operations within each area, based on shipments from the respective country and are summarized as follows (in millions):

	Year ended December 31,
	2010	2009	2008
China	$762.4	$565.4	$775.5
United States	483.2	374.2	502.7
The Other Asia/Pacific	141.0	148.9	253.1
United Kingdom	373.0	258.2	204.8
Belgium	0.7	29.5	158.5
Singapore	540.8	387.3	157.9
The Other Americas	12.3	5.4	2.0
The Other Europe	—	—	0.3

	$2,313.4	$1,768.9	$2,054.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property, plant and equipment by geographic location is summarized as follows (in millions):

	December 31,
	2010	2009	2008
United States	$223.7	$170.7	$195.7
China	97	94.9	117.5
Europe	104.6	109.5	114.9
Malaysia	137.4	114.3	109.9
The Other Asia/Pacific	178.3	105.9	106.3
Japan	70.8	68.8	77.4
Belgium	47.8	38.7	45.9
The Other Americas	4.7	2.7	3.2

	$864.3	$705.5	$770.8

Sales to one customer accounted for approximately 13%, 11% and 11% of the Company’s revenues during 2010, 2009 and 2008, respectively.

Note 17:    Subsequent Events

The Company evaluated subsequent events and determined that, except as described below, there were no material subsequent events to be disclosed.

On January 1, 2011, the Company completed the purchase of SANYO Semiconductor, a subsidiary of SANYO Electric, and other assets related to SANYO Electric’s semiconductor business. The total purchase price as defined in the stock purchase agreement was approximately ¥54.0 billion ($663.0 million). Due to liabilities assumed in the transaction, the consideration paid, which remains subject to certain post closing adjustments, was approximately ¥43.5 billion ($520.0 million). Approximately ¥11.8 billion ($144.0 million) of the purchase price was paid by the Company in cash to SANYO Electric, of which ¥4.3 billion ($53 million) was placed in escrow, pursuant to an escrow agreement. Approximately ¥10.5 billion ($129 million) of the purchase price was attributable to liabilities and costs assumed by the Company, and other adjustments, in connection with the transaction. In addition, approximately ¥31.7 billion ($378 million) of the purchase price was borrowed by the Company from SANYO Electric. The note payable bears interest at LIBOR plus 1.75% per annum, has quarterly principal payments of approximately $9.4 million with a final payment of $122.7 million due January 2, 2018 including interest.

The following unaudited pro forma revenues for the years ended December 31, 2010 and 2009 have been prepared as if the acquisition of SANYO had occurred at January 1, 2009 (in millions):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Net revenues	$3,549.3	$2,898.2

Management has determined that it is impracticable to present the amounts of pro forma net income because additional information and analysis is required to estimate the fair values of assets and liabilities acquired.

On January 27, 2011, the Company announced that it had entered into a definitive purchase agreement with Cypress Semiconductor Corporation (“Cypress Semiconductor”), providing for the acquisition of the CMOS Image Sensor Business Unit (“ISBU”) from Cypress Semiconductor. The purchase price of the all cash transaction is expected to be $31.4 million and the transaction is expected to close by the end of the first quarter of 2011, subject to customary closing conditions.

ON SEMICONDUCTOR CORPORATION

SCHEDULE I — SUPPLEMENTARY DATA

SELECTED QUARTERLY DATA (UNAUDITED)

Consolidated quarterly financial information for 2010 and 2009 follows (in millions, except per share data):

	Quarter ended 2010
	April 2	July 2	October 2	December 31
Revenues	$550.2	$583.3	$600.7	$579.2
Gross profit	228.1	243.8	246.5	237.6
Net income attributable to ON Semiconductor Corporation	63.0	78.7	87.8	61.0
Diluted net income per common share attributable to ON Semiconductor Corporation	$0.14	$0.18	$0.20	$0.14

	Quarter ended 2009
	April 3	July 3	October 2	December 31
Revenues	$379.1	$419.8	$472.9	$497.1
Gross profit	112.1	138.2	175.8	194.6
Net income (loss) attributable to ON Semiconductor Corporation	(48.9)	(3.0)	29.9	68.0
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	$(0.08)	$(0.01)	$0.07	$0.15

ON SEMICONDUCTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2008	$3.5	$2.8	$3.9	(1)	$—	$10.2

Year ended December 31, 2009	$10.2	$(0.5)	$—		$(0.4)	$9.3

Year ended December 31, 2010	$9.3	$(1.8)	$—		$(0.2)	$7.3

Allowance for deferred tax assets
Year ended December 31, 2008	$536.3	$58.9	$11.6	(2)	$—	$606.8

Year ended December 31, 2009	$606.8	$(56.4)	$—		$—	$550.4

Year ended December 31, 2010	$550.4	$10.4	$—		$—	$560.8

(1)	Represents the balance of allowance for doubtful accounts of $3.8 million and $0.1 million from the acquisitions of AMIS and Catalyst, respectively.
(2)	Represents a charge of $1.4 million due to fluctuations of foreign currency values as well as a charge of $13.0 million to goodwill for deferred tax assets acquired from AMIS and Catalyst.

EXHIBIT INDEX*

Exhibit No.	Exhibit Description
2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.6	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2008)†

2.7	Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8	Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

Exhibit No.	Exhibit Description
2.9	Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.10(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter 2010 Form 10-Q filed with the Commission on November 4, 2010)†

2.10(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.3	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.4	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.5(a)	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

Exhibit No.	Exhibit Description
4.5(b)	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of April 12, 2010, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 12, 2010)

4.6	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.7	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.8	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.9	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.10	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.11	Loan Agreement dated January 1, 2011 by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

Exhibit No.	Exhibit Description
10.5(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.5(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.5(d)	2000 Stock Incentive Plan — non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.5(e)	2000 Stock Incentive Plan — Take Ownership (ON Ownership) Grant Agreement (incorporated by reference from Exhibit 10.33(b) to Amendment No. 3 to Registration Statement No. 333-30670 filed with the Commission on April 25, 2000)(2)

10.5(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.5(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.5(h)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.5(i)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Award Agreement for Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)(2)

10.5(j)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

10.5(k)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.5(l)	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Third Quarter 2007 Form 10-Q filed with the Commission on October 31, 2007)(2)

10.5(m)	Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.5(n)	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

Exhibit No.	Exhibit Description
10.5(o)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.5(p)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.5(q)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2010 Form 10-Q filed with the Commission on May 6, 2010)(2)

10.5(r)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.5(s)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.5(t)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.6	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.7(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.7(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.7(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.8(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.8(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.9	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

Exhibit No.	Exhibit Description
10.10(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.10(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.10(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.10(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.10(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.10(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.10(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.10(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.10(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.11(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.11(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(c)	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (incorporated by reference from Exhibit 10.5 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(d)	Amendment No. 3 to Employment Agreement with Donald Colvin executed on March 24, 2010 (incorporated by reference from Exhibit 10.3 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

Exhibit No.	Exhibit Description
10.12(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.13(a)	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 23, 2007)(2)

10.13(b)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.13(c)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.12 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.13(d)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.13(e)	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (incorporated by reference from Exhibit 10.7 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(f)	Amendment No. 4 to Employment Agreement with Robert Charles Mahoney executed on March 24, 2010 (incorporated by reference from Exhibit 10.5 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

10.14	Wafer Supply and Test Services Agreement between Semiconductor Components Industries, LLC (ON Semiconductor Company’s primary operating subsidiary) and LSI Logic Corporation as of May 15, 2006 (incorporated by reference from Exhibit D to Exhibit 2.1 of the Company’s First Quarter 2006 10-Q filed with the Commission on April 27, 2006)††

10.15(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and W. John Nelson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.15(b)	Amendment No. 1 to Employment Agreement with W. John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.15(c)	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (incorporated by reference from Exhibit 10.6 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.15(d)	Amendment No. 3 to Employment Agreement with W. John Nelson executed on March 24, 2010 (incorporated by reference from Exhibit 10.4 to the Corporation’s First Quarter 2010 Form 10-Q filed with the Commission on May 5, 2010)(2)

Exhibit No.	Exhibit Description
10.16	Loan Agreement with Chattel Mortgage, dated October 9, 2007, between ON Semiconductor Philippines, Inc., Bank of the Philippine Islands, Metropolitan Bank & Trust Company and Security Bank Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 12, 2007)

10.17(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.17(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.17(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

10.18(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.18(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of September 14, 2009 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

