Form 10-Q
period 2011-04-01
ON SEMICONDUCTOR CORP
filed 2011-05-06
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on April 29, 2011:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	444,711,831

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	April 1, 2011	December 31, 2010
Assets
Cash and cash equivalents	$766.0	$623.3
Receivables, net	576.3	294.6
Inventories	767.5	360.8
Other current assets	121.7	63.6
Deferred income taxes, net of allowances	16.4	15.7

Total current assets	2,247.9	1,358.0

Restricted cash	—	142.1
Property, plant and equipment, net	1,061.3	864.3
Deferred income taxes, net of allowances	62.3	—
Goodwill	199.2	191.2
Intangible assets, net	370.7	303.0
Other assets	75.4	60.6

Total assets	$4,016.8	$2,919.2

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$527.8	$256.9
Accrued expenses	197.5	162.6
Income taxes payable	7.2	5.1
Accrued interest	4.5	0.8
Deferred income on sales to distributors	169.5	149.5
Deferred income taxes, net of allowances	62.8	—
Current portion of long-term debt	176.8	136.0

Total current liabilities	1,146.1	710.9
Long-term debt	1,095.2	752.8
Other long-term liabilities	244.2	49.3
Deferred income taxes, net of allowances	21.6	18.2

Total liabilities	2,507.1	1,531.2

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 494,262,714 and 485,904,100 shares issued, 444,437,415 and 436,774,177 shares outstanding, respectively)	4.9	4.9
Additional paid-in capital	3,069.5	3,016.1
Accumulated other comprehensive loss	(58.7)	(59.1)
Accumulated deficit	(1,139.1)	(1,213.9)
Less: treasury stock, at cost; 49,825,299 and 49,129,923 shares, respectively	(389.6)	(382.0)

Total ON Semiconductor Corporation stockholders’ equity	1,487.0	1,366.0
Minority interests in consolidated subsidiaries	22.7	22.0

Total equity	1,509.7	1,388.0

Total liabilities and equity	$4,016.8	$2,919.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	April 1, 2011	April 2, 2010
Revenues	$870.6	$550.2
Cost of product revenues	628.2	322.1

Gross profit	242.4	228.1
Operating expenses:
Research and development	91.1	65.2
Selling and marketing	49.4	35.6
General and administrative	47.1	31.5
Amortization of acquisition-related intangible assets	9.7	7.8
Restructuring, asset impairments and other, net	12.4	3.8

Total operating expenses	209.7	143.9

Operating income	32.7	84.2

Other income (expenses), net:
Interest expense	(17.8)	(16.4)
Interest income	0.3	0.1
Other	(0.2)	(2.8)
Gain on SANYO Semiconductor acquisition	61.3	—

Other income (expenses), net	43.6	(19.1)

Income before income taxes	76.3	65.1
Income tax provision	(0.8)	(1.4)

Net income	75.5	63.7
Less: Net income attributable to minority interests	(0.7)	(0.7)

Net income attributable to ON Semiconductor Corporation	$74.8	$63.0

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.17	$0.15

Diluted	$0.16	$0.14

Weighted average common shares outstanding:
Basic	441.4	428.1

Diluted	456.0	440.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net income	$75.5	$63.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.8	39.7
Gain on sale and disposal of fixed assets	(2.1)	(2.1)
Gain on acquisition of SANYO Semiconductor	(61.3)	—
Amortization of debt issuance costs and debt discount	0.6	0.7
Provision for excess inventories	1.7	(1.1)
Non-cash stock compensation expense	10.4	13.7
Non-cash interest	8.7	8.7
Non-cash manufacturing expenses associated with favorable supply agreement	50.0	—
Deferred income taxes	3.2	2.3
Other	(1.0)	(1.0)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(36.0)	(32.1)
Inventories	24.7	(17.6)
Other assets	25.1	8.2
Accounts payable	(20.6)	9.8
Accrued expenses	(29.3)	5.2
Income taxes payable	(3.0)	(2.1)
Accrued interest	3.7	3.7
Deferred income on sales to distributors	20.0	10.3
Other long-term liabilities	2.5	(0.5)

Net cash provided by operating activities	125.6	109.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(88.7)	(41.0)
Purchase of businesses, net of cash acquired	(57.6)	(66.8)
Deposits utilized for purchases of property, plant and equipment	—	(0.9)
Proceeds from held-to-maturity securities	—	45.5
Uses of restricted cash	142.1	—

Net cash used in investing activities	(4.2)	(63.2)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	1.9	1.6
Proceeds from debt issuance	15.2	0.2
Proceeds from exercise of stock options	41.1	4.5
Payment of capital lease obligation	(9.9)	(9.2)
Purchase of treasury stock	(7.6)	(3.8)
Repayment of long-term debt	(19.6)	(4.4)

Net cash provided by (used in) financing activities	21.1	(11.1)

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.2)

Net increase in cash and cash equivalents	142.7	35.0
Cash and cash equivalents, beginning of period	623.3	525.7

Cash and cash equivalents, end of period	$766.0	$560.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation (“ON Semiconductor”), together with its wholly and majority-owned subsidiaries (the “Company”), is a premier supplier of high performance, silicon solutions for energy efficient electronics. The Company’s broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications.

On January 1, 2011, the Company completed the purchase of SANYO Semiconductor Co. Ltd. (“SANYO Semiconductor”), a subsidiary of SANYO Electric Co. Ltd. (“SANYO Electric”), and certain other assets related to SANYO Electric’s semiconductor business, whereby SANYO Semiconductor became a wholly-owned subsidiary of the Company (see Note 2: “Acquisitions” for further discussion).

On February 27, 2011, the Company completed the purchase of the CMOS Image Sensor Business Unit (“ISBU”) from Cypress Semiconductor Corporation (“Cypress Semiconductor”) (see Note 2: “Acquisitions” for further discussion).

The accompanying unaudited financial statements as of April 1, 2011, and for the three months ended April 1, 2011 and April 2, 2010, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2: Acquisitions

Acquisition of SANYO Semiconductor Co., Ltd.

On January 1, 2011, the Company completed the purchase of SANYO Semiconductor, whereby SANYO Semiconductor became a wholly-owned subsidiary of the Company. The purchase price, which reflects a $19.0 million purchase price adjustment due from SANYO Electric to the Company which is subject to future adjustments, totaled $500.6 million. At the time of acquisition, the Company paid approximately $142.1 million in cash, with the remaining $377.5 million borrowed by the Company, through its subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), by issuance of a note payable to SANYO Electric.

SANYO Semiconductor designs, manufactures and sells discrete components, hybrid integrated circuits, radio frequency and power related products as well as custom integrated circuits. Many of these devices fall into the Company’s existing product categories, however SANYO Semiconductor expands the Company’s capacity in microcontrollers and extends our custom Application Specific Integrated Circuits (“ASICs”) to integrate power modules and motor devices for the consumer, automotive and industrial end-markets. SANYO Semiconductor also expands the Company’s presence in the Japan market.

The following table presents the initial allocation of the purchase price of SANYO Semiconductor, to the assets acquired based on their estimated fair values (in millions):

Cash and cash equivalents	$117.1
Receivables, net	242.1
Inventory	423.9
Deferred income taxes current	0.5
Other current assets	119.2
Property, plant and equipment	148.0
Deferred income taxes, noncurrent	60.5
Intangible assets	55.7
Other non-current assets	14.9

Total assets acquired	1,181.9

Accounts payable	(300.0)
Deferred income taxes, current	(70.3)
Other current liabilities	(61.3)
Deferred income taxes, noncurrent	(0.5)
Long-term accrued liabilities	(187.9)

Total liabilities assumed	(620.0)
Net assets acquired	561.9
Gain on acquisition	(61.3)

$500.6

The acquisition was accounted for as a business purchase pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned for the SANYO Semiconductor acquisition are reasonable. Consequently, the Company has recorded a $61.3 million bargain purchase gain on the SANYO Semiconductor acquisition. The Company believes the gain realized in purchase accounting was the result of a number of factors, including the following: SANYO Electric wanting to exit its semiconductor operations, historical losses recognized by SANYO Electric SANYO Electric, viewing this as the best outcome for SANYO Semiconductor and the fact that the Company will incur expenses associated with the transfer and consolidation of certain operations.

The purchase price allocation for the SANYO Semiconductor acquisition is preliminary and is subject to revision pending the receipt of additional information relating to the fair value of assets acquired and liabilities assumed. As of the end of the first quarter, management had not yet completed its evaluation of the fair value of certain assets and liabilities acquired, primarily (i) the final valuation of intangible assets identified as a result of the acquisition, (ii) the final valuation of certain income tax accounts, and (iii) certain retirement plan liabilities assumed in connection with the SANYO Semiconductor business in Japan. Additional information related to the fair value of the assets acquired and liabilities assumed that is received during the measurement period may have a material impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of the gain recognized in connection with the acquisition, which will be adjusted on a retrospective basis.

The $55.7 million of acquired intangible assets were assigned a weighted-average useful life of approximately 7 to 8 years. The intangible assets that make up that amount include: patents of $27.0 million (7-year weighted average useful life), $3.0 million of trademarks (3-year weighted average useful life) and customer relationships of $25.7 million (8-year weighted average useful life). Other current assets acquired includes $80.0 million representing the estimated fair value of a favorable supply arrangement provided by SANYO Electric in the form of operational cost reduction to the acquired business during the period of time it is effectively required to utilize certain SANYO Electric seconded employees and manufacturing facilities in Japan. This asset is being charged to cost of goods sold over the period of benefit, which is estimated to be 5 months.

The initial allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry; these techniques were the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the assets value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date.

Included in net assets acquired are long-term liabilities representing approximately $46.9 million of assumed underfunded pension obligations relating to existing defined benefit pension plans as well as $136.4 million representing estimated liabilities associated with the Company’s intent to withdraw from the SANYO Electric or affiliate multiemployer defined benefit pension plan in which certain employees participate. The Company is in the process of establishing a defined benefit pension plans which is intended to provide similar retirement benefits as the SANYO Electric sponsored multiemployer plans and expects to withdraw from the SANYO Electric sponsored multiemployer plans by December 31, 2012.

The following unaudited pro forma consolidated results of operations for the quarter ended April 2, 2010 has been prepared as if the acquisition of SANYO Semiconductor had occurred on January 1, 2010 and includes adjustments for depreciation expense, amortization of intangibles and the tax effect of such items (in millions, except per share data):

For Quarter Ended April 2, 2010
Net Revenues	$842.6
Net Income	$55.2
Net income per common share—Basic	$0.13
Net income per common share—Diluted	$0.13

Acquisition of the CMOS Image Sensor Business Unit from Cypress Semiconductor

On February 27, 2011, the Company completed the purchase of the ISBU from Cypress Semiconductor, which was accounted for as an acquisition of a business. The Company paid approximately $34.1 million in cash. The ISBU purchased from Cypress Semiconductor includes a broad portfolio of high-performance custom and standard image sensors used in multi-megapixel machine vision, linear and two dimensional (2D) bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR and IBIS families, which are all well known throughout the industry.

The initial allocation of purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. These valuation techniques were the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. As of April 1, 2011, management of the Company had not received all information necessary to finalize the allocation of the purchase price. Management expects to complete this during the second quarter of the 2011 fiscal year. Any adjustments to the initial allocation are not expected to be material.

The following table presents the initial allocation of the purchase price of the ISBU to the assets acquired based on their estimated fair values (in millions):

Cash and cash equivalents	$1.5
Receivables, net	2.6
Inventory	9.2
Other current assets	0.4
Property, plant and equipment	1.2
Goodwill	8.0
Intangible assets	11.2
In-process research and development	11.2

Total assets acquired	45.3

Accounts payable	(5.6)
Other current liabilities	(4.2)
Other non-current liabilities	(1.4)

Total liabilities assumed	(11.2)

Net assets acquired	$34.1

Of the $22.4 million of acquired intangible assets, $11.2 million was assigned to in-process research and development (“IPRD”) assets that will be amortized over the useful life upon successful completion of the projects or expensed if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 17.5% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect the risks inherent in the acquired research and development operations.

The remaining $11.2 million of acquired intangible assets have a weighted-average useful life of approximately 6.1 years. The intangible assets that make up the amount include: customer relationships of $4.2 million (6.0-year weighted average useful life), developed technology of $6.2 million (7.0-year weighted average useful life) and backlog of $0.8 million (0.3-year weighted average useful life).

Of the total purchase price of approximately $34.1 million, approximately $8.0 million was initially allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the potential synergies expected to be derived from combining the ISBU business with the Company’s existing sensor business. The Company expects these relationships to provide the capability of selling advanced technology of next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $8.0 million of goodwill as of April 1, 2011 was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.

The Company has determined that pro forma results of operations for the ISBU are not significant for inclusion.

Note 3: Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisitions (see Note 2: “Acquisitions” for further discussion).

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates – Goodwill” of this Form 10-Q for information concerning this process. The Company will perform its annual impairment analysis as of the first day of the fiscal fourth quarter of each year unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. As of April 1, 2011, there were no triggering events which would require the Company to perform an impairment analysis.

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

A reconciliation of the cost of the goodwill from each of the below acquisition transactions to the carrying value as of April 1, 2011 and December 31, 2010 for each reporting unit that contains goodwill, is as follows, in millions:

Balance as of December 31, 2010	For the Quarter Ended April 1, 2011	Balance as of April 1, 2011
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
Automotive & Power Group:
Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$21.8	$(4.2)	$—	$17.6
Computing & Consumer Products:
Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	29.1	(5.6)	—	23.5
Leshan additional interest:
Standard Products:
Small Signal	3.8	—	—	3.8	—	—	—	3.8	—	—	3.8
AMIS acquisition:
Digital & Mixed-Signal Product Group:
Industrial	238.7	—	(214.7)	24.0	—	—	—	238.7	—	(214.7)	24.0
Foundry	146.2	—	(131.4)	14.8	—	—	—	146.2	—	(131.4)	14.8
Medical	79.7	—	(59.9)	19.8	—	—	—	79.7	—	(59.9)	19.8
Military/Aerospace	44.8	—	—	44.8	—	—	—	44.8	—	—	44.8
Catalyst acquisition:
Standard Products:
Memory Products	14.1	—	—	14.1	—	—	—	14.1	—	—	14.1
PulseCore acquisition:
Digital & Mixed-Signal Product Group:
Protection Products	8.9	—	(8.9)	—	—	—	—	8.9	—	(8.9)	—
CMD acquisition:
Standard Products:
Filter Products	20.1	—	—	20.1	—	—	20.1	—	—	20.1
SDT acquisition:
Digital & Mixed-Signal Product Group:
Medical Products	8.7	—	—	8.7	—	—	8.7	—	—	8.7
ISBU acquisition:
Digital & Mixed-Signal Product Group:
Sensor Products	—	—	—	—	8.0	—	—	8.0	8.0

$615.9	$(9.8)	$(414.9)	$191.2	$8.0	$—	$—	$623.9	$(9.8)	$(414.9)	$199.2

Intangible Assets

The Company’s acquisitions resulted in intangible assets consisting of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and in-process research and development. These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from less than one year to 18 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Intangible assets, net were as follows as of April 1, 2011 and December 31, 2010 (in millions):

	April 1, 2011
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(7.5)	$—	—	$6.4	5-12
Assembled workforce	6.7	(6.5)	—	—	0.2	5
Customer relationships	280.3	(55.8)	(27.2)	(3.2)	194.1	5-18
Non-compete agreements	0.5	(0.5)	—	—	—	1-3
Patents	43.7	(5.6)	—	—	38.1	12
Developed technology	122.1	(25.5)	—	(2.0)	94.6	5-12
Trademarks	14.0	(1.9)	—	—	12.1	15
In-process research and development	26.6	—	—	(2.0)	24.6	8
Acquired software	1.0	(1.0)	—	—	—	2
Backlog	0.8	(0.2)	—	—	0.6	0.3

Total intangibles	$509.6	$(104.5)	$(27.2)	$(7.2)	$370.7

	December 31, 2010
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(7.0)	$—	$—	$6.9	5-12
Assembled workforce	6.7	(6.1)	—	—	0.6	5
Customer relationships	250.5	(51.2)	(27.2)	(3.2)	168.9	5-18
Non-compete agreements	0.5	(0.5)	—	—	—	1-3
Patents	16.7	(4.2)	—	—	12.5	12
Developed technology	113.0	(22.5)	—	(2.0)	88.5	5-12
Trademarks	11.0	(1.7)	—	—	9.3	15
In-process research and development	18.3	—	—	(2.0)	16.3	8
Acquired software	1.0	(1.0)	—	—	—	2

Total intangibles	$431.6	$(94.2)	$(27.2)	$(7.2)	$303.0

Amortization expense for intangible assets amounted to $10.3 million for the quarter ended April 1, 2011, of which $0.6 million was included in cost of revenues; and $8.4 million for the quarter ended April 2, 2010, of which $0.6 million was included in cost of revenues. The Company is currently amortizing seven projects totaling $8.0 million through developed technology relating to projects that were originally classified as in-process research and development at time of acquisition, but which are now completed, over a weighted average useful life of 11 years. Amortization expense for intangible assets, with the exception of the remaining $24.6 million of in-process research and development assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

Total
Remainder of 2011	$32.0
2012	40.6
2013	35.9
2014	35.7
2015	34.6
Thereafter	167.3

Total estimated amortization expense	$346.1

Note 4: New Accounting Pronouncements Adopted

Adoption of Accounting Standards Update No. 2010-17, “Revenue Recognition—Milestone Method”

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition—Milestone Method,” which is included in ASC 605—Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in Emerging Issues Task Force 08-09, “Milestone Method of Revenue Recognition,” and addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010, with earlier application and retrospective application permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Adoption of ASU No. 2010-29, “Business Combinations (Topic 805): Improving Disclosures about Fair Value Measurements

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements; however, the Company will have additional disclosure requirements related to its current and future acquisitions.

Note 5: Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2011 or had not been completed as of December 31, 2010, are as follows:

Restructuring Activities Related to the 2011 Acquisition of SANYO Semiconductor

In January 2011, the Company acquired SANYO Semiconductor and announced plans to integrate and restructure the overlapping operations of SANYO Semiconductor and the Company, in part, for cost savings purposes (See Note 2: “Acquisitions” for further discussion). As part of these plans, one factory is being consolidated into other existing factories. During the first quarter of 2011, a total of 280 employees were terminated and the Company recorded employee separation charges of approximately $8.4 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 1, 2011.

Additionally, during the quarter ended April 1, 2011, the Company recorded exit costs of approximately $1.5 million, related to termination of certain leases, purchase agreements, and items relating to the consolidation of factories.

While the Company has the intention of consolidating the front end manufacturing processes of SANYO Semiconductor with those of the Company over the next 12 to 18 months, the anticipated consolidation and associated costs are still being evaluated. If the Company does proceed with the consolidation, it is likely the Company will incur significant expenses to complete these activities.

	December 31, 2010	Charges	Usage	Adjustments	April 1, 2011
Estimated employee separation costs:
December 31, 2010 through April 1, 2011	$—	$8.4	$(8.4)	$—	$—

Estimated costs to exit:
December 31, 2010 through April 1, 2011	$—	$1.5	$(1.5)	$—	$—

Restructuring Activities Related to the 2010 Acquisition of California Micro Devices Corporation (“CMD”)

Cumulative charges of $3.6 million, net of adjustments, have been recognized through April 1, 2011, related to the January 2010 announced plans to integrate and restructure the overlapping operations of the CMD business and the Company, in part for cost savings purposes.

Cumulative employee separation charges of $3.5 million, net of adjustments, have been recognized through April 1, 2011. A total of 27 employees, including five former executive officers of CMD, were notified during 2010 that their positions were being eliminated or consolidated, all of which have been terminated. All terminations associated with this plan had been completed by the end of the fourth quarter of fiscal 2010, with the related termination benefits anticipated to be paid out by the end of the first quarter of fiscal 2012.

Cumulative exit costs of $0.1 million have been recognized from the inception of this restructuring activity through April 1, 2011, related to charges incurred to terminate certain lease agreements. All payments related to these exit activities are expected to be completed by the end of the third quarter of fiscal 2011.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
December 31, 2010 through April 1, 2011	$1.0	$—	$(0.4)	$—	$0.6

Exit Costs:
December 31, 2010 through April 1, 2011	$0.1	$—	$—	$—	$0.1

Restructuring Activities Related to the 2009 Global Workforce Reduction

Cumulative employee separation charges of $13.0 million, net of adjustments, have been recognized through April 1, 2011, related to the first quarter of 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during 2009, all of which had been terminated as of December 31, 2010. All terminations associated with this plan were completed by the end of the fourth quarter of 2010, and all related termination benefits had been paid out by the end of the first quarter of 2011.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Cash employee separation charges:
December 31, 2010 through April 1, 2011	$0.2	$—	$(0.2)	$—	$—

Acquisition of AMIS Holdings, Inc. (“AMIS”)

On March 17, 2008, the Company completed the purchase of AMIS, whereby AMIS became a wholly-owned subsidiary of the Company.

The Company had $10.0 million of accrued liabilities for estimated costs to exit certain activities of AMIS, of which $0.2 million were for employee separation costs and $9.8 million were for exit costs outstanding as of December 31, 2010. During the three months ended April 1, 2011, the Company paid exit costs associated with the decommissioning costs resulting from the shutdown of a fabrication facility of $0.2 million.

The following is a roll-forward of the accrued liabilities for estimated costs to exit certain activities of AMIS from December 31, 2010 through April 1, 2011:

	December 31, 2010	Usage	Adjustments	April 1, 2011
Estimated employee separation costs:
December 31, 2010 through April 1, 2011	$0.2	$—	$—	$0.2

Estimated costs to exit:
December 31, 2010 through April 1, 2011	$9.8	$(0.2)	$—	$9.6

Other

During the quarter ended April 1, 2011, the Company recorded $2.5 million of other costs associated with damaged inventory and other assets due to the Japanese earthquake and tsunami.

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the consolidated statement of operations for the quarter ended April 1, 2011, is as follows (in millions):

Quarter Ended April 1, 2011
Restructuring
2011 Charges:
Cash employee separation charges	$8.4
Exit costs	1.5
Other
Assets damaged related to Japanese earthquake	2.5

$12.4

Note 6: Balance Sheet Information

	April 1, 2011	December 31, 2010
Receivables, net:
Accounts receivable	$583.9	$301.9
Less: Allowance for doubtful accounts	(7.6)	(7.3)

	$576.3	$294.6

Inventories:
Raw materials	$68.7	$49.0
Work in process	435.1	210.9
Finished goods	263.7	100.9

	$767.5	$360.8

Other Current Assets:
Deposits	$14.6	$1.9
Prepaid Expenses	23.1	22.2
Tax Receivables	20.4	14.9
Favorable supply agreement from SANYO Electric	30.0	—
Miscellaneous Current Assets	17.1	14.3
Other	16.5	10.3

	$121.7	$63.6

Property, plant and equipment, net:
Land	$84.6	$48.3
Buildings	533.4	484.4
Machinery and equipment	1,787.5	1,631.1

Total property, plant and equipment	2,405.5	2,163.8
Less: Accumulated depreciation	(1,344.2)	(1,299.5)

	$1,061.3	$864.3

Accrued expenses:
Accrued payroll	$94.4	$73.1
Sales related reserves	41.1	36.5
Restructuring reserves	10.5	11.3
Accrued pension liability	0.6	0.3
Other	50.9	41.4

	$197.5	$162.6

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(58.4)	$(58.8)
Unrecognized prior service cost of defined benefit pension plan	(0.1)	(0.1)
Prior service cost from pension legal plan amendment	(0.2)	(0.2)

	$(58.7)	$(59.1)

The activity related to the Company’s warranty reserves for the three months ended April 1, 2011 and April 2, 2010, respectively is as follows (in millions):

	Quarter Ended
	April 1, 2011	April 2, 2010
Beginning Balance	$3.3	$3.2
Provision	0.6	—
Usage	—	(0.2)

Ending Balance	$3.9	$3.0

The Company maintains defined benefits plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an assets and the aggregate amount of all underfunded plans as a liability in its financial statements. As of April 1, 2011, the total accrued pension liability for underfunded plans is $ 75.8 million. Included in this amount is $50.5 million for the SANYO Semiconductor portion of the underfunded pension liability which is being assumed by the Company, with the current portion of $0.6 million being classified as accrued expenses. As of December 31, 2010, the total accrued pension liability for underfunded plans was $22.7 million, of which the current portion of $0.3 million was classified as accrued expenses. As of April 1, 2011 and December 31, 2010, the total pension asset for overfunded plans was $12.8 million and $13.4 million, respectively. The components of the Company’s net periodic pension expense for the quarter ended April 1, 2011 and April 2, 2010 are as follows (in millions):

	Quarter Ended
	April 1, 2011	April 2, 2010
Service Cost	$2.3	$1.0
Interest cost	1.3	0.8
Expected return on plan assets	(1.0)	(0.8)
Amortization of prior service cost	0.1	0.1

Total net periodic pension cost	$2.7	$1.1

As of April 1, 2011, the estimated liabilities associated with the Company’s intent to withdraw from certain SANYO Electric multiemployer defined benefit pension plans were $134.8 million. During the quarter ended April 1, 2011, the Company recorded $2.9 million of expense associated with the Company’s participation in the SANYO Electric multiemployer pension plans.

Note 7: Long-Term Debt

Long-term debt consists of the following (in millions):

	April 1, 2011	December 31, 2010
U.S. real estate mortgages payable monthly thru Q1 2016 at an average rate of 4.857%	32.7	33.0
Loan with Japanese company due 2011 through 2018, interest payable quarterly at 2.0545%	368.1	—
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	89.1	87.5
1.875% Convertible Senior Subordinated Notes due 2025 (2)	83.7	82.2
2.625% Convertible Senior Subordinated Notes due 2026 (3)	415.6	410.1
Loan with British finance company, interest payable monthly at 2.12291% and 2.18%, respectively	22.1	13.8
Loan with Hong Kong bank, interest payable weekly at 2.04% and 2.0325%, respectively	40.0	40.0
Loans with Philippine banks due 2011 through 2015, interest payable quarterly at an average rate of 1.82179% and 1.80446%, respectively	66.2	68.8
Loans with Chinese banks due 2011 through 2013, interest payable quarterly at an average rate of 4.16629% and 4.23375%, respectively	34.0	34.0
Loans with Japanese banks due 2011 through 2013, interest payable monthly and semi-annually at an average rate of 1.5% and 1.44545%, respectively	6.7	3.9
Capital lease obligations	113.8	115.5

	1,272.0	888.8
Less: Current maturities	(176.8)	(136.0)

	$1,095.2	$752.8

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at the option of the Company on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.

Annual maturities relating to the Company’s long-term debt as of April 1, 2011 are as follows (in millions):

		Actual Maturities
Remainder 2011		$154.5
2012		264.4
2013		505.6
2014		70.2
2015		41.4
	Thereafter	235.9

	Total	$1,272.0

Acquisition Note Payable to SANYO Electric

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million and has a principal balance of $368.1 million as of April 1, 2011, bears interest at a rate of 3-month U.S. Dollar LIBOR plus 1.75% per annum, and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due at the January 2, 2018 maturity date.

January 2011 Japanese Loan

As part of the acquisition of SANYO Semiconductor, one of the Company’s newly acquired Japanese subsidiaries has continued with its existing five-year loan agreement with a Japanese bank (450 million JPY principal) to finance capital equipment purchases. The loan, which had a balance of $2.7 million at April 1, 2011 (225 million JPY principal), bears interest at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% per annum and requires monthly principal payments through September 2013 of approximately $0.1 million (7.5 million JPY principal) along with accrued interest.

March 2011 Chinese Loans

In March 2011, one of the Company’s Chinese subsidiaries entered into a two year loan agreement with a Chinese bank to finance the purchase of raw materials. The loan which has a balance of $7.0 million as of April 1, 2011, bears interest payable quarterly in arrears based on variable 3-month LIBOR plus 3.80% per annum.

Debt Guarantees

ON Semiconductor is the sole issuer of the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, the “Convertible Notes”). ON Semiconductor’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst Semiconductor, Inc. (“Catalyst”), PulseCore Holdings (Cayman) Inc. (“PulseCore”), CMD, Sound Design Technologies Ltd. (“SDT”), and SANYO Semiconductor (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee on a joint and several basis ON Semiconductor’s obligations under the Convertible Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Convertible Notes. The repayment of the unsecured Convertible Notes is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indentures for such Convertible Notes. Condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of April 1, 2011
Cash and cash equivalents	$—	$430.6	$(0.2)	$335.6	$—	$766.0
Receivables, net	—	54.9	—	521.4	—	576.3
Inventories,	—	48.0	—	714.8	4.7	767.5
Other current assets	—	28.0	—	93.7	—	121.7
Deferred income taxes, net of allowances	—	5.6	—	10.8	—	16.4

Total current assets	—	567.1	(0.2)	1,676.3	4.7	2,247.9
Property, plant and equipment, net	—	239.4	2.5	822.6	(3.2)	1,061.3
Deferred income taxes, net of allowances	—	—	—	62.3	—	62.3
Goodwill and other intangible assets	—	292.1	37.2	273.8	(33.2)	569.9
Investments and other assets	2,080.0	1,428.8	53.2	846.7	(4,333.3)	75.4

Total assets	$2,080.0	$2,527.4	$92.7	$3,681.7	$(4,365.0)	$4,016.8

Accounts payable	$—	$43.8	$0.2	$483.8	$—	$527.8
Accrued expenses and other current liabilities	4.3	137.7	0.9	241.4	1.7	386.0
Deferred income tax, net of allowances	—	—	—	62.8	—	62.8
Deferred income on sales to distributors	—	36.3	—	133.2	—	169.5

Total current liabilities	4.3	217.8	1.1	921.2	1.7	1,146.1
Long-term debt	588.4	429.0	—	77.8	—	1,095.2
Other long-term liabilities	—	25.8	0.4	218.0	—	244.2
Deferred income tax, net of allowances	—	5.6	—	16.0	—	21.6
Intercompany	0.3	(378.0)	(50.0)	222.2	205.5	—

Total liabilities	593.0	300.2	(48.5)	1,455.2	207.2	2,507.1
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,487.0	2,227.2	141.2	2,226.5	(4,594.9)	1,487.0
Minority interests in consolidated subsidiaries	—	—	—	—	22.7	22.7

Total stockholders’ equity	1,487.0	2,227.2	141.2	2,226.5	(4,572.2)	1,509.7

Total liabilities and stockholders’ equity	$2,080.0	$2,527.4	$92.7	$3,681.7	$(4,365.0)	$4,016.8

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of April 2, 2010
Cash and cash equivalents	$—	$189.1	$—	$371.6	$—	$560.7
Receivables, net	—	46.6	—	252.3	—	298.9
Inventories, net	—	43.2	—	253.1	1.3	297.6
Other current assets	—	6.7	—	41.7	—	48.4
Deferred income taxes, net of allowances	—	5.5	—	9.1	—	14.6

Total current assets	—	291.1	—	927.8	1.3	1,220.2
Property, plant and equipment, net	—	165.3	2.7	577.4	(3.8)	741.6
Deferred income taxes	—	—	—	—		—
Goodwill and other intangible assets	—	192.7	37.2	329.8	(37.4)	522.3
Investments and other assets	1,643.1	1,368.7	47.3	26.0	(3,023.4)	61.7

Total assets	$1,643.1	$2,017.8	$87.2	$1,861.0	$(3,063.3)	$2,545.8

Accounts payable	$—	$33.6	$0.1	$171.0	$—	$204.7
Accrued expenses and other current liabilities	7.5	74.7	0.9	175.6	1.7	260.4
Deferred income on sales to distributors	—	27.3	—	81.8	—	109.1

Total current liabilities	7.5	135.6	1.0	428.4	1.7	574.2
Long-term debt	567.9	208.9	—	46.7	—	823.5
Other long-term liabilities	—	18.7	0.3	26.0	—	45.0
Deferred income taxes, net of allowances	—	6.3	—	9.1		15.4
Intercompany	0.3	(142.7)	(48.9)	(14.2)	205.5	—

Total liabilities	575.7	226.8	(47.6)	496.0	207.2	1,458.1
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,067.4	1,791.0	134.8	1,365.0	(3,290.8)	1,067.4
Minority interests in consolidated subsidiaries	—	—	—	—	20.3	20.3

Total stockholders’ equity	1,067.4	1,791.0	134.8	1,365.0	(3,270.5)	1,087.7

Total liabilities and stockholders’ equity	$1,643.1	$2,017.8	$87.2	$1,861.0	$(3,063.3)	$2,545.8

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 1, 2011
Revenues	$—	$208.6	$—	$1,003.1	$(341.1)	$870.6
Cost of revenues	—	154.9	0.3	805.9	(332.9)	628.2

Gross profit	—	53.7	(0.3)	197.2	(8.2)	242.4

Research and development	—	59.3	3.0	28.8	—	91.1
Selling and marketing	—	21.4	0.3	27.7	—	49.4
General and administrative	—	27.4	0.2	19.5	—	47.1
Amortization of acquisition related intangible assets	—	4.4	—	6.3	(1.0)	9.7
Restructuring, asset impairments and other, net	—	—	—	12.4	—	12.4

Total operating expenses	—	112.5	3.5	94.7	(1.0)	209.7

Operating income (loss)	—	(58.8)	(3.8)	102.5	(7.2)	32.7
Interest expense, net	(12.9)	(2.1)	—	(2.5)	—	(17.5)
Other	—	4.1	—	(4.3)	—	(0.2)
Gain (loss) on acquisition	—	61.4	—	(.1)	—	61.3
Equity in earnings	87.7	42.6	1.7	—	(132.0)	—

Income (loss) before income taxes and minority interests	74.8	47.2	(2.1)	95.6	(139.2)	76.3
Income tax provision	—	12.2	—	(13.0)	—	(0.8)
Minority interests	—	—	—	—	(0.7)	(0.7)

Net income (loss)	74.8	59.4	(2.1)	82.6	(139.9)	74.8
Net income (loss) attributable to minority interest	—	—	—	—	—	—

Net income (loss) attributable to ON Semiconductor Corporation	$74.8	$59.4	$(2.1)	$82.6	$(139.9)	$74.8

Net cash provided by operating activities	$—	$69.3	$(0.1)	$56.4	$—	$125.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(20.9)	(0.1)	(67.7)	—	(88.7)
Purchase of a business, net of cash acquired	—	53.0	—	(110.6)	—	(57.6)
Increase in restricted cash	—	142.1	—	—	—	142.1

Net cash used in investing activities	—	174.2	(0.1)	(178.3)	—	(4.2)

Cash flows from financing activities:
Intercompany loans	—	(375.1)	—	375.1	—	—
Intercompany loan repayments	—	144.8	—	(144.8)	—	—
Proceeds from debt issuance	—	—	—	15.2		15.2
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.9	—	—	—	1.9
Proceeds from exercise of stock options		41.1	—	—	—	41.1
Repurchase of Treasury Stock	—	(7.6)	—	—	—	(7.6)
Payment of capital lease obligation	—	(10.0)	—	0.1	—	(9.9)
Repayment of long term debt	—	(0.3)	—	(19.3)	—	(19.6)

Net cash used in financing activities	—	(205.2)	—	226.3	—	21.1

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	38.3	(0.2)	104.6	—	142.7
Cash and cash equivalents, beginning of period	—	392.3	—	231.0	—	623.3

Cash and cash equivalents, end of period	$—	$430.6	$(0.2)	$335.6	$—	$766.0

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 2, 2010
Revenues	$—	$172.1	$—	$691.3	$(313.2)	$550.2
Cost of revenues	—	112.0	0.7	518.7	(309.3)	322.1

Gross profit	—	60.1	(0.7)	172.6	(3.9)	228.1

Research and development	—	13.2	2.5	49.5	—	65.2
Selling and marketing	—	14.6	0.2	20.8	—	35.6
General and administrative	—	2.3	0.2	29.0	—	31.5
Amortization of acquisition related intangible assets	—	4.0	—	4.8	(1.0)	7.8
Restructuring, asset impairments and other, net	—	—	—	3.8	—	3.8

Total operating expenses	—	34.1	2.9	107.9	(1.0)	143.9

Operating income (loss)	—	26.0	(3.6)	64.7	(2.9)	84.2
Interest expense, net	(13.1)	(2.8)	—	(0.4)	—	(16.3)
Other	—	0.8	—	(3.6)	—	(2.8)
Equity in earnings	76.1	43.3	1.5	—	(120.9)	—

Income (loss) before income taxes and minority interests	63.0	67.3	(2.1)	60.7	(123.8)	65.1
Income tax provision	—	5.3	—	(6.7)	—	(1.4)

Net income (loss)	63.0	72.6	(2.1)	54.0	(123.8)	63.7
Net income (loss) attributable to minority interest	—	—	—	—	(0.7)	(0.7)

Net income (loss) attributable to ON Semiconductor Corporation	$63.0	$72.6	$(2.1)	$54.0	$(124.5)	$63.0

Net cash provided by operating activities	$—	$34.9	$—	$74.6	$—	$109.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(15.1)	—	(25.9)	—	(41.0)
Funds deposited for purchases of property, plant and equipment	—	—	—	(0.9)	—	(0.9)
Proceeds from sales of held-to-maturity securities	—	—	—	45.5	—	45.5
Purchase of a business, net of cash acquired	—	—	—	(66.8)	—	(66.8)
Proceeds from sales of property, plant and equipment	—	—	—	—	—	—

Net cash used in investing activities	—	(15.1)	—	(48.1)	—	(63.2)

Cash flows from financing activities:
Intercompany loans	—	(239.3)	—	239.3	—	—
Intercompany loan repayments	—	128.8	—	(128.8)	—	—
Proceeds from debt issuance	—	—	—	0.2		0.2
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.6	—	—	—	1.6
Proceeds from exercise of stock options		4.5	—	—	—	4.5
Repurchase of Treasury Stock	—	(3.8)	—	—	—	(3.8)
Payment of capital lease obligation	—	(8.0)	—	(1.2)	—	(9.2)
Repayment of long term debt	—	(0.5)	—	(3.9)	—	(4.4)

Net cash used in financing activities	—	(116.7)	—	105.6	—	(11.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	—	(96.9)	—	131.9	—	35.0
Cash and cash equivalents, beginning of period	—	286.0	—	239.7	—	525.7

Cash and cash equivalents, end of period	$—	$189.1	$—	$371.6	$—	$560.7

(1)	ON Semiconductor is a holding Company and has no operations apart from those of its operating subsidiaries. Additionally, ON Semiconductor does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

See also Note 10: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 8: Equity

Income per share calculations for the quarter ended April 1, 2011 and April 2, 2010, respectively, are as follows (in millions, except per share data):

	Quarter Ended
	April 1, 2011	April 2, 2010
Net income applicable to ON Semiconductor Corporation	$74.8	$63.0

Basic weighted average common shares outstanding	441.4	428.1
Add: Incremental shares for:
Dilutive effect of stock options	10.8	11.0
1.875% convertible senior subordinated notes	3.8	1.8

Diluted weighted average common shares outstanding	456.0	440.9

Income per common share attributable to ON Semiconductor Corporation
Basic:	$0.17	$0.15

Diluted:	$0.16	$0.14

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive were excluded from the diluted earnings per share calculation. The excluded option shares were 6.1 million and 13.7 million for the quarters ended April 1, 2011 and April 2, 2010, respectively.

For the quarters ended April 1, 2011 and April 2, 2010, the assumed conversion of the Zero Coupon Convertible Senior Subordinated Notes due 2024 was also excluded in determining diluted net income per share. The Zero Coupon Convertible Senior Subordinated Notes were convertible into cash up to the par value of $96.2 million and $99.4 million, based on a conversion price of $9.82 per share at April 1, 2011 and April 2, 2010, respectively. The excess of fair value over par value is convertible into stock. On April 1, 2011 and April 2, 2010, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarters ended April 1, 2011 and April 2, 2010, the assumed conversion of the 2.625% convertible senior subordinated notes was also excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes are convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of fair value over par value is convertible into stock. On April 1, 2011 and April 2, 2010, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of April 1, 2011, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended April 1, 2011 were $7.6 million for which the Company withheld 695,376 shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of April 1, 2011, but may be reissued or retired by the Company at a later date.

At December 31, 2010, the minority interest balance was $22.0 million. This balance increased to $22.7 million at April 1, 2011, due to the minority interest’s $0.7 million share of the earnings for the quarter, which has been reflected in the Company’s consolidated statement of operations for the quarter ended April 1, 2011.

At December 31, 2009, the minority interest balance was $19.6 million. This balance increased to $20.3 million at April 2, 2010 due to the minority interest’s $0.7 million share of the earnings for the quarter, which has been reflected in the Company’s consolidated statement of operations for the quarter ended April 2, 2010.

Note 9: Employee Stock Benefit Plans

At December 31, 2010, there was an aggregate of 24.4 million shares of common stock available for grant under the Company’s Amended and Restated Stock Incentive Plan (“Plan”). At April 1, 2011, there was an aggregate of 18.8 million shares of common stock available for grant under the Company’s Plan.

Stock Options

The weighted-average estimated fair value of stock options granted during the quarters ended April 1, 2011 and April 2, 2010 was $4.22 per share and $3.55 per share, respectively. The weighted-average assumptions associated with the stock options granted during the periods are as follows:

	Quarter Ended
	April 1, 2011	April 2, 2010
Volatility	41.0%	44.1%
Risk-free interest rate	2.1%	2.5%
Expected term	4.9 years	5.6 years

Pre-vesting forfeitures were estimated to be approximately 12% for the quarter ended April 1, 2011, and 12% for the quarter ended April 2, 2010, based on historical experience.

A summary of stock option transactions for all stock option plans is as follows (in millions, except per share and term data):

	Quarter Ended April 1, 2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2010	27.4	$7.44
Granted	0.2	10.97
Exercised	(5.8)	7.05
Cancellations	(0.2)	7.15

Outstanding at April 1, 2011	21.6	$7.58	4.9	$53.6

Exercisable at April 1, 2011	16.8	$7.64	4.3	$41.7

Additional information about stock options outstanding at April 1, 2011 with exercise prices less than or above $9.76 per share, the closing price of the Company’s common stock at April 1, 2011, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $9.76	13.5	$6.67	3.9	$6.73	17.4	$6.68
Above $9.76	3.3	11.57	0.9	10.32	4.2	11.32

Total outstanding	16.8	$7.64	4.8	$7.36	21.6	$7.58

Restricted Stock Units and Awards

Restricted stock units that vest over two to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of April 1, 2011, and changes during the three months ended April 1, 2011 (number of shares in millions):

	Quarter Ended April 1, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2010	12.3	$5.19
Granted	3.8	10.71
Released	(2.2)	5.52
Forfeited	(0.3)	6.18

Nonvested shares of restricted stock units at April 1, 2011	13.6	$6.65

Stock Grant Awards

During the three months ended April 1, 2011, the Company granted 0.04 million shares in stock grant awards with a weighted average grant date fair value of $10.71 per share to non-executive members of the Board of Directors. The awards vested and shares of common stock were issued immediately upon the effective date of the grant.

Employee Stock Purchase Plans

As of April 1, 2011, there were 5.0 million shares available for issuance under the 2000 Employee Stock Purchase Plan (“ESPP”). The weighted-average fair value of shares issued under the ESPP during the quarter ended April 1, 2011 and April 2, 2010 were $2.03 per share and $2.12 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Quarter Ended April 1, 2011	Quarter Ended April 2, 2010
Expected life (in years)	0.25	0.25
Risk-free interest rate	0.1%	0.1%
Volatility	28.0%	46.0%

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units, restricted stock awards, stock grant awards, and employee stock purchase plan, recognized for the quarter ended April 1, 2011 and April 2, 2010 was comprised as follows (in millions):

	Quarter Ended
	April 1, 2011	April 2, 2010
Cost of revenues	$1.9	$3.3
Research and development	2.0	2.5
Selling and marketing	1.9	2.6
General and administrative	4.6	5.3

Share-based compensation expense before income taxes	$10.4	$13.7
Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$10.4	$13.7

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At April 1, 2011, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options and non-vested restricted stock units granted prior to that date was $10.4 million and $44.8 million, respectively. The total intrinsic value of stock options exercised during the quarter ended April 1, 2011 was $23.5 million. The Company recorded cash received from the exercise of stock options of $41.1 million and cash from issuance of shares under the ESPP of $1.9 million and recorded no related tax benefits during the quarter ended April 1, 2011. The Company issues new shares of stock upon the exercise of stock options, restricted stock units vesting and the completion of a purchase under the ESPP.

Note 10: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of April 1, 2011 (in millions):

Remainder of 2011	$14.1
2012	17.6
2013	15.4
2014	14.3
2015	13.6
Thereafter	29.0

Total (1)	$104.0

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under subleases.

Other Contingencies

The Company’s headquarters and manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola, Inc. (“Motorola”), and now Freescale Semiconductor, Inc. (“Freescale”) have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the August 4, 1999 recapitalization, Motorola has retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheet. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheet as of April 1, 2011 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $4.0 million as of April 1, 2011. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million but had not done so as of April 1, 2011. The Company also has outstanding guarantees and letters of credit outside of its non-reusable commitment credit totaling $9.2 million as of April 1, 2011.

As part of securing financing in the normal course of business, the Company issued guarantees related to its capital lease obligations and real estate mortgages which totaled approximately $141.1 million as of April 1, 2011. For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $104.0 million as payments come due. The Company had not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

Securities Class Action Litigation

During the period July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against it and certain of the Company’s former officers, current and former directors and the underwriters of the Company’s initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York (“District Court”) as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of its initial public offering improperly required their customers to pay the underwriters’ excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of receiving shares in its initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company’s initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district court judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and has defended, and intends to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs have been filed by the remaining objector groups, and those appeals remain pending. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, the Company’s insurers are to pay the full amount of the settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, is to receive complete dismissal from the case. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon its current knowledge, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

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

The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue. The PTO granted these petitions and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which held a hearing on the appeal on September 29, 2010. The Board of Appeals has yet to issue its written decision on the appeal. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants’ request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010, the judge granted Synopsys’ motion for summary judgment. On April 28, 2010, Ricoh filed a motion for reconsideration on the summary judgment ruling. On May 28, 2010, the judge denied the Ricoh motion and entered final judgment in Synopsys’ favor for non-infringement. Ricoh subsequently filed a Notice of Appeal on June 23, 2010 and served its brief on appeal on August 31, 2010. Counsel for Synopsys filed its responsive brief on October 29, 2010. Oral arguments occurred in March 2011 and shortly thereafter the appellate court denied the Ricoh appeal and affirmed the district court holding in Synopsys’ favor of non-infringement. The Company believes that the asserted claims are without merit, and even if meritorious, that the Company will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Litigation Matter

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation (C.A. No. 1:10-CV-01101-GMS). The lawsuit was brought by a stockholder of ON Semiconductor Corporation and alleges generally that (1) ON Semiconductor Corporation’s 2010 proxy statement contained materially false and misleading information regarding the Company’s Amended and Restated Stock Incentive Plan (“Plan”) in violation of the federal securities laws; (2) the Plan was defective and, thus, any awards made pursuant to the Plan would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor Corporation officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Plan. The Company has moved to dismiss the lawsuit. The Company denies the substantive allegations made in the lawsuit and intends to vigorously defend against them. While the Company makes no assurances or guarantees as to the outcome of this proceeding, based upon its current knowledge, the Company believes that the final result of this action will have no material effect on its consolidated financial position, results of operations or cash flows.

See Part I, Item 1 “Business-Government Regulation” of the 2010 Form 10-K for information on certain environmental matters.

Note 11: Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2011 and December 31, 2010 (in millions):

	Balance as of April 1, 2011	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$437.1	$437.1	$309.4	$309.4
Money market funds	46.1	46.1	46.1	46.1
Treasuries	282.8	282.8	267.8	267.8

Total cash and cash equivalents	$766.0	$766.0	$623.3	$623.3
Other Current Assets
Foreign currency exchange contracts	0.4	0.4	1.1	1.1

Total financial assets	$766.4	$766.4	$624.4	$624.4

Liabilities:
Foreign currency exchange contracts	$0.7	$0.7	$0.6	$0.6

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of April 1, 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations) at April 1, 2011 and December 31, 2010 are as follows (in millions):

	April 1, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes - Level 1	$588.4	$819.9	$579.7	$818.0
Long-term debt - Level 3	$537.0	$499.7	$160.7	$155.1

The fair value of the Convertible Notes was estimated based on quoted market prices.

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at April 1, 2011 and December 31, 2010.

The fair value of Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current rates ranging from 0.93% to 4.11% at April 1, 2011.

Note 12: Segment Information

Revenues, gross profit and operating income for the Company’s reportable segments for the three months ended April 1, 2011 and April 2, 2010, respectively, are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Group	Digital, Mixed- Signal and Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended April 1, 2011:
Revenues from external customers	$147.0	$133.3	$139.0	$173.2	$278.1	$870.6
Segment gross profit	$55.4	$54.4	$78.3	$66.8	$4.4	$259.3
Segment operating income (loss)	$22.8	$21.1	$26.3	$45.0	$(42.8)	$72.4
For quarter ended April 2, 2010:
Revenues from external customers	$125.9	$124.2	$138.6	$161.5	$—	$550.2
Segment gross profit	$44.8	$52.9	$83.2	$60.8	$—	$241.7
Segment operating income (loss)	$15.6	$20.7	$34.2	$40.1	$—	$110.6

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	April 1, 2011	April 2, 2010
Gross profit for reportable segments	$259.3	$241.7
Unallocated amounts:
Other unallocated manufacturing costs	(16.9)	(13.6)

Gross profit	$242.4	$228.1

Operating income for reportable segments	$72.4	$110.6
Unallocated amounts:
Restructuring and other charges	(12.4)	(3.8)
Other unallocated manufacturing costs	(16.9)	(13.6)
Other unallocated operating expenses	(10.4)	(9.0)

Operating income	$32.7	$84.2

Revenues by geographic location including local sales and exports made by operations within each area, based on shipments from the respective country, are summarized as follows (in millions):

	Quarter Ended
	April 1, 2011	April 2, 2010
United States	$127.2	$119.2
Other Americas	6.2	1.7
United Kingdom	109.9	93.4
Belgium	0.9	0.1
China	269.9	172.2
Japan	125.4	13.5
Singapore	170.8	130.2
Other Asia/Pacific	60.3	19.4
Other Europe	—	0.5

	$870.6	$550.2

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	April 1, 2011	December 31, 2010
United States	$241.9	$223.7
China	93.5	97.0
Europe	104.1	104.6
Malaysia	143.9	137.4
Other Asia/Pacific	233.3	178.3
Japan	182.7	70.8
Belgium	56.9	47.8
Other Americas	5.0	4.7

	$1,061.3	$864.3

For the quarter ended April 1, 2011, there was no individual customer which accounted for more than 10% of the Company’s total revenues. For the quarter ended April 2, 2010, one of the Company’s customers accounted for 12% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“the Commission”) on February 24, 2011, and our unaudited consolidated financial statements for the fiscal quarter ended April 1, 2011, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A, “Risk Factors” of our 2010 Form 10-K.

Company Highlights for the Quarter Ended April 1, 2011

•	Total revenues of approximately $870.6 million

•	Historical ON Semiconductor revenue of approximately $592.5 million

•	SANYO Semiconductor revenue of approximately $278.1 million

•	Net income of $0.16 per fully diluted share

•	Historical ON Semiconductor net income of $0.15 per fully diluted share

•	SANYO Semiconductor net income of $0.01 per fully diluted share

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual revenue growth rate in our total addressable market of approximately 6.4% during 2011 through 2013. These are not our projections and may not be indicative of actual results, but we, like many of our competitors, use this information as helpful, third-party projections and estimates.

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

We serve a broad base of end-user markets, including power supply, automotive, communications, computer, consumer, medical, industrial, mobile phone and military/aerospace. Applications for our products in markets include portable electronics, computers, game stations, servers, automotive and industrial automation control systems, routers, switches, storage-area networks and automated test equipment.

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 42,000 products and we shipped approximately 10.6 billion units during the first three months of 2011 as compared to approximately 9.1 billion units in the first three months of 2010. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Acquisitions

Acquisition of SANYO Semiconductor Co., Ltd. (“SANYO Semiconductor”)

On January 1, 2011, we completed the purchase of SANYO Semiconductor, a subsidiary of SANYO Electric Co., Ltd. (“SANYO Electric”), and other assets related to SANYO Electric’s semiconductor business. The purchase price, which reflects a $19.0 million purchase price adjustment due from SANYO Electric to us which is subject to future adjustments, totaled $500.6 million and at the time of the acquisition, we paid approximately $142.1 million in cash, with the remaining $377.5 million borrowed by us, through Semiconductor Components Industries, LLC (“SCI LLC”), by issuance of a note payable to SANYO Electric.

We believe that this acquisition will provide us with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Ultimately, we believe that the combination of SANYO Semiconductor operations with our own will provide it with highly complementary products, customers and geographic regions. See Note 2: “Acquisitions,” Note 5: “Restructuring, Asset Impairment and Other, net,” Note 6: “Balance Sheet” and Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information about the acquisition of SANYO Semiconductor.

Acquisition of Cypress Semiconductor’s CMOS Image Sensor Business Unit

On February 27, 2011, we completed the purchase of the CMOS Image Sensor Business Unit (“ISBU”) from Cypress Semiconductor Corporation (“Cypress Semiconductor”). The Company paid approximately $34.1 million in cash. The ISBU includes a broad portfolio of high-performance custom and standard CMOS image sensors used in multi-megapixel machine vision, linear and two dimensional (2D) bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR and IBIS families, which are well known throughout the industry. See Note 2: “Acquisitions” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information about our ISBU acquisition.

Segments

We are organized into five operating segments, which also represent five reporting segments: automotive and power group, standard products group, computing and consumer products group, digital, mixed-signal and memory products group, and the SANYO Semiconductor products group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Automotive & Power Group	Computing & Consumer Products	Digital, Mixed- Signal and Memory Products	Standard Products	SANYO Semiconductor Products

MOSFETs	DC-DC Conversion	Medical	Bipolar Power	Hyper

Analog Automotive	Analog Switches	Integrated Sensor Products (“ISP”)	Thyristor	Devices

Auto Power	AC-DC Conversion	Military & Aerospace	Small Signal	Hybrid Integrated Circuits

LDO & Vregs	Low Voltage	Mixed Signal ASICs	Zener	Standard

Mixed-Signal Automotive	Standard Logic	Industrial ASSPs	Protection	LSI Products

	Power Switching	High Frequency	Rectifier	Custom

	Signal & Interface	Foundry and Integrated Passive Device Manufacturing Services	Filters	LSI Products

Memory Products

Customers

We have approximately 432 direct customers worldwide, and we also service approximately 242 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Continental Automotive Systems, Panasonic, Delta, Samsung, Hella, LG Electronics, Motorola Mobility, Motorola Solutions, Boston Scientific, Delphi, Huawei Technology, Seagate Technology, Bosch, Sony Ericsson, Siemens, Visteon, Triquint Semiconductor, and Johnson Controls; (2) electronic manufacturing service providers, such as Flextronics, Jabil, Benchmark Electronic, and Sanmina; and (3) global distributors, such as Avnet, World Peace, Arrow, Wintech, Yosun, EBV Elektronik, and Future.

Operating Facilities

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, India, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand.

With the acquisition of SANYO Semiconductor, we have gained various process and packaging capabilities in various sites in Japan as well as back end assembly and test facilities in the Philippines, China, Thailand and Vietnam. We expect to consolidate SANYO Semiconductor’s Japanese manufacturing facilities from five sites down to two sites, resulting in a footprint of roughly 2 million square feet in fabrication space and approximately 0.4 million in assembly and test space. Outside of Japan, we currently own or lease through SANYO Semiconductor and its subsidiaries approximately 2.3 million square feet of production space. Much of the reductions in assembly and test activities in Japan will be transferred into our existing SANYO Semiconductor or other Company facilities. We expect to continue the existing SANYO Semiconductor plan to shutdown the assembly and test production in its Taiwan and Hong Kong manufacturing locations.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 237 new product families in 2010. During the quarter ended April 1, 2011, we introduced an additional 46 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure; however, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. These macroeconomic factors have affected our customers and suppliers which in turn has affected our business, including sales, the collection of receivables, and results of operations. Although we view many of these macroeconomic environment issues as temporary, our continuing outlook for the future will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.

During the first quarter of 2011 we were negatively impacted from reduced production and increased expenses incurred as a result of the Japan earthquake and resulting tsunami. There were production disruptions but only limited physical damage to our Japanese manufacturing facilities post the March 11 Japan earthquake and tsunami. We currently estimate that production disruptions negatively impacted our net income by approximately $10.0 million in the first quarter of 2011. Recovery of operations in Japan is progressing well. Of our six manufacturing facilities in Japan, five are back near full production capacity and the sixth factory is ramping towards full production.

Outlook

Although we cannot fully assess the financial impact at this time of the ongoing events caused from the Japan earthquake and resulting tsunami, we anticipate that there could be a negative impact on our revenues and profits for our business through the third quarter of 2011. For the second quarter of 2011, based on our current assessment, we believe the effects of the earthquake and tsunami could negatively impact our sales by approximately $50.0 million and earnings in excess of $30.0 million. This anticipated impact is already included in our guidance below. Overall, the underlying demand trends around the globe remain strong with the historical ON Semiconductor business expected to grow sequentially in the second quarter.

Despite the headwinds to revenues, gross margins and earnings from increased expenses, supply chain disruptions and reduced production, SANYO Semiconductor should once again be accretive to our second quarter earnings. Longer term, after we begin to see a full recovery and stability in the overall supply chain in Japan, we believe we can improve SANYO Semiconductor’s gross margins to be comfortably in the low to mid 30% range.

Our second quarter 2011 outlook includes SANYO Semiconductor. Based upon product booking trends, backlog levels and estimated turns levels, we anticipate that total Company revenues, will be approximately $860.0 million to $900.0 million in the second quarter of 2011. Backlog levels for the second quarter of 2011 represent over 90.0% of our anticipated second quarter 2011 revenues. We estimate average selling prices for the second quarter of 2011 will be flat to down 1.0% compared to the first quarter of 2011. We estimate cash capital expenditures of approximately $80.0 million in the second quarter of 2011. We currently anticipate total capital expenditures for 2011 of approximately $310.0 million to $340.0 million.

For the second quarter of 2011, we estimate gross profit as a percentage of revenues to be approximately 31.0% to 33.0%. This gross margin percentage reflects an expected negative impact of $15.0 million from expensing of appraised inventory fair market value step up and $30.0 million from non-cash manufacturing expenses associated with our acquisitions. The non-cash manufacturing expense will have no further impact on our results after the second quarter of 2011. For the second quarter of 2011, we also expect total operating expenses of approximately $198.0 million to $208.0 million, which includes amortization of acquisition-related intangible assets, restructuring, asset impairments and other charges of approximately $20.0 million.

For the second quarter of 2011, we anticipate interest expense, net of interest income, and other will be approximately $21.0 million, which includes non-cash interest expense of approximately $9.0 million relating to our convertible senior subordinated notes. We estimate that the provision for income taxes will be approximately $8.0 million to $10.0 million in the second quarter of 2011, with cash payments of income taxes of approximately $7.0 million to $9.0 million. We expect cash taxes to decline in the third quarter of 2011 to approximately $4.0 million. We also estimate share-based compensation expense of approximately $14.0 million in the second quarter of 2011, which is included within operating expenses above.

Results of Operations

Quarter Ended April 1, 2011 Compared to Quarter Ended April 2, 2010

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended April 1, 2011 and April 2, 2010. The amounts in the following table are in millions:

	Quarter ended
	April 1, 2011	April 2, 2010	Dollar Change
Revenues	870.6	$550.2	$320.4
Cost of revenues	628.2	322.1	306.1

Gross profit	242.4	228.1	14.3
Operating expenses:
Research and development	91.1	65.2	25.9
Selling and marketing	49.4	35.6	13.8
General and administrative	47.1	31.5	15.6
Amortization of acquisition-related intangible assets	9.7	7.8	1.9
Restructuring, asset impairments and other net	12.4	3.8	8.6

Total operating expenses	209.7	143.9	65.8

Operating income	32.7	84.2	(51.5)

Other income (expenses):
Interest expense	(17.8)	(16.4)	(1.4)
Interest income	0.3	0.1	0.2
Other	(0.2)	(2.8)	2.6
Gain on SANYO Acquisition	61.3	—	61.3

Other income (expenses), net	43.6	(19.1)	62.7

Income before income taxes and minority interests	76.3	65.1	11.2
Income tax provision	(0.8)	(1.4)	0.6

Net income	75.5	63.7	11.8
Net income attributable to minority interests	(0.7)	(0.7)	—

Net income attributable to ON Semiconductor Corporation	$74.8	$63.0	$11.8

Revenues

Revenues were $870.6 million and $550.2 million during the quarter ended April 1, 2011 and April 2, 2010, respectively. The increase in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to an increase in volume and mix of 7% combined with increased revenues from our acquisition of SANYO Semiconductor, the ISBU from Cypress Semiconductor, and Sound Design Technologies Ltd. (“SDT”) of $299.9 million, or 54%, partially offset by decreases in average selling prices of approximately 1%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended April 1, 2011	As a % of Revenue	Quarter Ended April 2, 2010	As a % of Revenue	Dollar Change	% Change
Automotive and Power Group	$147.0	17%	$125.9	23%	$21.1	17%
Computing & Consumer Group	133.3	15%	124.2	23%	9.1	7%
Digital, Mixed-Signal & Memory Product Group	139.0	16%	138.6	25%	0.4	0%
Standard Products Group	173.2	20%	161.5	29%	11.7	7%
SANYO Semiconductor Products Group	278.1	32%	—	0%	278.1	100%

Total revenues	$870.6		$550.2		$320.4

Revenues from the automotive and power group increased $21.1 million, or 17%, in the first quarter of 2011 as compared to the first quarter of 2010. The increase is attributed to increases in revenues from mixed signal automotive products of 20.2%, MOSFETs of 10.7%, analog automotive products of 29.5%, LDO and voltage regulator products of 17.3%, auto power products of 15.8%, and automotive application specific standard products of 10.2%.

Revenues from computing and consumer products increased $9.1 million, or 7%, in the first quarter of 2011 as compared to the first quarter of 2010. The increase in revenue is attributed to increases from power switch products of 21.9%, standard logic products of 17.9%, DC-DC conversion products of 43.0%, signal and interface products of 9.0%, partially offset by revenue decreases in low voltage power products of 8.7%, AC-DC conversion products of 6.9%, and analog switches of 28.9%.

Revenues from digital, mixed-signal and memory products increased $0.4 million, or less than one percent, in the first quarter of 2011 as compared to the first quarter of 2010. The increase in revenue is attributed to products related to the acquisition of SDT and the ISBU from Cypress Semiconductor, mixed-signal ASIC of 16.3%, products related to the Catalyst Semiconductor Inc. (“Catalyst”) acquisition of 19.6%, IPD and manufacturing services of 28.4%, and industrial ASSPs products of 28.2%, offset by decreases in revenues related to military and aerospace of 21.6%, foundry services of 29.0%, medical products of 23.4%, PulseCore Holdings (Cayman), Inc. (“PulseCore”) products of 66.9%, high frequency products of 5.9%, and linear light sensor products of 4.5%.

Revenue from standard products increased $11.7 million, or 7%, in the first quarter of 2011 as compared to the first quarter of 2010. The increase in revenue is attributed to increases in revenues from small signal products of 8.2%, filters of 16.2%, protection products of 7.4%, zener products of 11.9%, bipolar power products of 16.9%, rectifier products of 0.2%, partially offset by a decrease in revenue related to thyristor products of 13.6%.

Revenues from SANYO Semiconductor products were $278.1 million in the first quarter of 2011. These revenues are the result of our January 1, 2011 SANYO Semiconductor acquisition.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended April 1, 2011	As a % of Revenue	Quarter Ended April 2, 2010	As a % of Revenue
Americas	$133.4	15%	$120.9	22%
Asia/Pacific	626.3	72%	335.3	61%
Europe	110.9	13%	94.0	17%

Total	$870.6	100%	$550.2	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended April 1, 2011, we had no single customer that accounted for 10 percent of our total revenues. For the quarter ended April 2, 2010, we had one customer that accounted for 12% our total revenues.

Gross Profit

Our gross profit was $242.4 million in the first quarter of 2011 compared to $228.1 million, which included approximately $20.3 million of increased cost of sales associated with the write off of step up in fair market value of inventory related to recent acquisitions in the first quarter of 2010, combined with $50.0 million of expensing of non-cash manufacturer’s expenses associated with our SANYO Semiconductor acquisition. As a percentage of revenues, our gross profit was 27.8% in the first quarter of 2011 as compared to 41.5% in the first quarter of 2010.

	Quarter Ended April 1, 2011	As a % of Net Revenue	Quarter Ended April 2, 2010	As a % of Net Revenue	Dollar Change	% Change
Automotive & Power Group	$55.4	6.4%	$44.8	8.1%	$10.6	23.7%
Computing & Consumer Products Group	54.4	6.2%	52.9	9.6%	1.5	2.8%
Digital, Mixed-Signal & Memory
Product Group	78.3	9.0%	83.2	14.2%	(4.9)	-5.9%
Standard Products Group	66.8	7.7%	60.8	12.0%	6.0	9.9%
SANYO Semiconductor Products Group	4.4	0.5%	—	0.0%	4.4	N/A

Gross profit by segment	259.3		241.7		$17.6
Unallocated
Manufacturing	(16.9)	-1.9%	(13.6)	-2.5%

Total gross profit	$242.4	27.8%	$228.1	41.5%

Gross profit from automotive and power products increased $10.6 million, or 23.7%, in the first quarter of 2011 as compared to the first quarter of 2010. The increase in gross margin is attributed to increases in gross profit from LDO and voltage regulator products of 46.1%, MOSFET products of 17.5%, mixed signal automotive products of 20.8%, analog automotive products of 47.7%, offset by decreases in gross margin associated with auto power products of 41.0%, and automotive application specific standard products of 35.7%.

Gross profit from computing and consumer products increased $1.5 million, or 2.8%, in the first quarter of 2011 as compared to the first quarter of 2010. The increase in gross margin is attributed to increases in gross profit from power switching products of 19.9%, signal and interface products of 13.8%, DC-DC conversion products of 38.7%, standard logic products of 6.3%, offset by decreases in gross margin in AC-DC conversion products of 20.5%, analog switching products of 40.9%, and low voltage products of 0.1%.

Gross profit from digital, mixed-signal and memory products decreased $4.9 million, or 5.9%, in the first quarter of 2011 as compared to the first quarter of 2010. The decrease in gross margin is attributed to the increase in gross margin from mixed-signal ASIC products of 13.9% along with the increases in gross margin associated with the SDT and the ISBU acquisitions, IPD and manufacturing services of 63.1%, products associated with the Catalyst acquisition of 8.5%, offset by decreases in gross margin from medical products of 35.4%, military and aerospace products of 20.8%, foundry products of 20.8%, products acquired in the PulseCore acquisition of 85.1%, high frequency products of 6.2%, linear light sensor products of 14.2%, and industrial ASSPs products by 3.1%.

Gross profit from standard products increased $6.0 million, or 9.9%, in the first quarter of 2011 as compared to the first quarter of 2010. The increase in gross margin is attributed to the increase in gross margin from small signal products of 38.0%, zener products of 5.4%, protection product of 2.3%, rectifier products of 0.5%, offset by a decrease in gross margin associated with filter products of 1.6%, bipolar power products of 14.8% and thyristor products of 24.5%.

Gross profit from SANYO Semiconductor products was $4.4 million, in the first quarter of 2011. The gross profit includes the impact of approximately $19.3 million of increased cost of sales associated with the write off of step-up in fair market value of inventory and $50.0 million of expensing of non-cash manufacturing expenses associated with our SANYO Semiconductor acquisition. Any future improvement to gross profit will be largely contingent on the execution of our manufacturing consolidation strategy previously discussed.

Operating Expenses

Research and development expenses were $91.1 million in the first quarter of 2011 compared to $65.2 million in the first quarter of 2010, representing an increase of $25.9 million, or 39.7%. Research and development expenses represented 10.5% and 11.8% of revenues for the first quarter of 2011 and the first quarter of 2010, respectively. The increase in research and development expenses was attributable to increased expense associated with on-going research and development activities at SANYO Semiconductor along with an increase in labor cost related to increased head count in the first quarter of 2011 as compared to the first quarter of 2010.

Selling and marketing expenses were $49.4 million in the first quarter of 2011 compared to $35.6 million in the first quarter of 2010, representing an increase of $13.8 million, or 38.8%. Selling and marketing expenses represented 5.7% and 6.5% of revenues for the first quarter of 2011 and the first quarter of 2010, respectively. The increase in selling and marketing expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition along with an increase in labor cost related to increased head count in the first quarter of 2011 as compared to the first quarter of 2010.

General and administrative expenses were $47.1 million in the first quarter of 2011 compared to $31.5 million in the first quarter of 2010, representing an increase of $15.6 million, or 49.5%. General and administrative expenses represented 5.2% and 5.7% of revenues for the first quarter of 2011 and the first quarter of 2010, respectively. The increase in general and administrative expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition along with an increase in labor cost related to increased head count in the first quarter of 2011 as compared to the first quarter of 2010.

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $9.7 million and $7.8 million for the quarters ended April 1, 2011 and April 2, 2010, respectively. The increase of $1.9 million from the first quarter of 2010 to 2011 was primarily attributed to amortization of intangible assets associated with our acquisitions of the ISBU from Cypress Semiconductor, SANYO Semiconductor, and SDT.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net was $12.4 million in the first quarter of 2011 compared to $3.8 million in the first quarter of 2010.

In January 2011, we acquired SANYO Semiconductor and announced plans to integrate the overlapping operations of SANYO Semiconductor and the Company, in part for cost savings purposes. During the quarter ended April 1, 2011, we recorded $8.4 million in charges related to this integration. These charges represent termination benefits for 280 individuals who were terminated during the quarter. Additionally, we recorded exit costs of approximately $1.5 million for items relating to the consolidation of factories. We recorded $2.5 million of other charges relating to damaged inventory and other assets relating to the Japanese earthquake.

During the first quarter of 2010, we agreed to make a $0.8 million cash payment settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter ended April 2, 2010.

In January 2010, we acquired California Micro Devices Corporation (“CMD”) and announced plans to integrate the overlapping operations of CMD and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the quarter ended April 2, 2010 we recorded $2.6 million of employee separation charges. These termination benefits are for 10 individuals, of which 6 have been terminated as of April 2, 2010. All terminations were completed by the end of fiscal 2010.

In January 2009, we announced a worldwide employee reduction program for cost savings purposes. As part of these plans, certain employee positions were eliminated. During the quarter ended April 2, 2010, we recorded an additional employee separation charge of $0.1 million for one employee who was terminated.

In August 2009, we announced plans to reduce the number of design centers for cost savings purposes. During the quarter ended April 2, 2010 we recorded employee separation charges of $0.2 million and $0.1 million of exit costs associated with this activity. These termination benefits were for approximately 16 individuals, of which six had been terminated at the end of the first quarter of 2010. All terminations were completed by the end of the second quarter of 2010.

Operating Income

Information about operating income from our reportable segments for the quarters ended April 1, 2011 and April 2, 2010 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital Mixed- Signal, Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the quarter ended April 1, 2011:
Segment operating income (loss)	$22.8	$21.1	$26.3	$45.0	$(42.8)	$72.4
For the quarter ended April 2, 2010:
Segment operating income	$15.6	$20.7	$34.2	$40.1	$—	$110.6

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	April 1, 2011	April 2, 2010
Operating income for reportable segments	$72.4	$110.6
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(12.4)	(3.8)
Other unallocated manufacturing costs	(16.9)	(13.6)
Other unallocated operating expenses	(10.4)	(9.0)

Operating income	$32.7	$84.2

Interest Expense and Other

Interest expense increased $1.4 million to $17.8 million in the first quarter of 2011 compared to $16.4 million in the first quarter of 2010. We recorded amortization of debt discount to interest expense of $8.7 million and $8.7 million for the quarters ended April 1, 2011 and April 2, 2010, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the first quarter of 2011 was $1,080.5 million with a weighted average interest rate of 6.6% compared to $934.1 million and a weighted average interest rate of 7.0% in the first quarter of 2010. See “Key Financing Events” below for a description of our refinancing activities.

Gain on SANYO Semiconductor Acquisition

At the time of the SANYO Semiconductor acquisition, the Company believed the transaction would result in a purchase price allocation that would result in goodwill being recognized. As described below, we currently believe that the transaction has created a bargain purchase gain. Because the purchase price of the SANYO Semiconductor acquisition was less than the fair value of the net assets of SANYO Semiconductor, we have now recognized a preliminary gain on the SANYO Semiconductor acquisition of $61.3 million for the quarter ended April 1, 2011. We believe the gain realized in the purchase price allocation was the result of a number of factors, including the following: SANYO Electric wanting to discontinue semiconductor operations, significant losses recognized by SANYO Electric, SANYO Electric viewing this as the best outcome for SANYO Semiconductor and the fact that we expect to incur future expenses associated with the transfer and consolidation of certain operations.

Provision for Income Taxes

Provision for income taxes was $0.8 million in the first quarter of 2011 compared to $1.4 million in the first quarter of 2010. The provision for the first quarter of 2011 included $1.2 million for income and withholding taxes of certain of our foreign and U.S. operations and $0.4 million of new reserves and interest on existing reserves for potential liabilities in U.S. and foreign taxing jurisdictions, partially offset by the reversal of $0.8 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first quarter of 2011.

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

Cash Requirements

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at April 1, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)(2)	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Long-term debt (3)	$1,459.2	$182.7	$310.5	$597.1	$78.3	$47.6	$243.0
Operating leases (4)	104.0	14.1	17.6	15.4	14.3	13.6	29.0
Purchase obligations (4):
Capital purchase obligations	190.8	140.0	8.2	3.4	0.8	19.2	19.2
Foundry and inventory purchase obligations	88.7	70.8	2.6	1.9	1.7	1.7	10.0
Mainframe support	1.5	0.7	0.5	0.3	—	—	—
Information technology and communication services	48.7	16.9	21.3	10.5	—	—	—
Other	67.2	19.5	12.4	10.6	8.3	7.4	9.0

Total contractual obligations	$1,960.1	$444.7	$373.1	$639.2	$103.4	$89.5	$310.2

(1)	The table above does not include approximately $15.4 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of such liabilities.

(2)	The table above does not include approximately $75.8 million of pension liabilities because we are unable to reasonably estimate the timing of such liabilities.
(3)	Includes the interest payments for long-term debt (variable rate at April 1, 2011)
(4)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off Balance Sheet Arrangements” for a description of our off-balance sheet arrangements.)

See Note 7: “Long-Term Debt,” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for a discussion of long-term debt.

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

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank had an outstanding amount of $4.0 million as of April 1, 2011. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of April 1, 2011. We also have outstanding guarantees and letters of credit outside of our non-reusable commitment credit totaling $9.2 million at April 1, 2011.

As part of securing financing in the normal course of business, we issued guarantees related to our capital lease obligations and real estate mortgages, which totaled approximately $141.1 million as of April 1, 2011. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $104.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

In connection with the SANYO Semiconductor acquisition we entered into an operational supply agreement that provides that if we continue to operate in certain of the SANYO Semiconductor manufacturing facilities in Japan using SANYO Electric resources through the end of 2012, we could receive operation support credits of up to approximately $255.4 million as of April 1, 2011. There are no guarantees that we will be able to fully utilize these credits.

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

See Note 10: “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements, and Part II, Item 1 “Legal Proceedings” in this Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our 2010 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand; cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $1,101.8 million at April 1, 2011. Our working capital, excluding cash and cash equivalents, was $335.8 million at April 1, 2011, and has fluctuated between $13.1 million and $335.8 million over the last eight quarter-ends.

The components of our working capital at April 1, 2011 and December 31, 2010 are set forth below (in millions), followed by explanations for changes between April 1, 2011 and December 31, 2010 for cash and cash equivalents and any other changes greater than $5 million. In addition please see Note 2 “Acquisitions” for further discussion related to our recent acquisitions:

	April 1, 2011	December 31, 2010	Change
Current Assets
Cash and cash equivalents	$766.0	$623.3	$142.7
Receivables, net	576.3	294.6	281.7
Inventories, net	767.5	360.8	406.7
Other current assets	121.7	63.6	58.1
Deferred income taxes	16.4	15.7	0.7

Total current assets	2,247.9	1,358.0	889.9

Current Liabilities
Accounts payable	527.8	256.9	270.9
Accrued expenses	197.5	162.6	34.9
Income taxes payable	7.2	5.1	2.1
Accrued interest	4.5	0.8	3.7
Deferred income on sales to distributors	169.5	149.5	20.0
Deferred income taxes, net of allowances	62.8	—	62.8
Current portion of long-term debt	176.8	136.0	40.8

Total current liabilities	1,146.1	710.9	435.2

Working capital	$1,101.8	$647.1	$454.7

The increase of $142.7 million of cash and cash equivalents is primarily due to $125.6 million of cash provided by operations and $21.1 of cash provided by financing activities, partially offset by $4.2 of cash used in investing activities.

The increase of $281.7 million of accounts receivables, net, is primarily the result of receivables acquired from the purchase of SANYO Semiconductor.

The increase of $406.7 million of inventory is the result of raw materials, work in process and finished goods inventory obtained from the acquisition of SANYO Semiconductor.

The increase of $58.1 million of other current assets is primarily the result of prepayments and other current assets obtained from the acquisition of SANYO Semiconductor.

The increase of $270.9 million in accounts payable is the result of liabilities assumed from the acquisition of SANYO Semiconductor.

The increase in accrued expenses of $34.9 million relates to accrued expenses assumed from the acquisition of SANYO Semiconductor, partially offset by the payment of bonuses, in the first quarter of 2011.

The increase of $20.0 million in deferred income on sale to distributors is the result of increased inventories at our distributors.

The increase of $62.8 million in deferred income taxes, net of allowances, is a result of the deferred income tax liabilities assumed through the acquisition of SANYO Semiconductor.

The increase of $40.8 million associated with the current portion of long-term debt is related to the reclassification of long-term debt to the current portion of long-term debt in the first quarter of 2011, along with long-term debt assumed through the acquisition of SANYO Semiconductor.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $88.7 million during the first three months of 2011 compared to cash capital expenditures of $41.0 million during the first three months of 2010. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2011 Financing Events

Acquisition Note Payable to SANYO Electric

In January 2011, SCI LLC, as borrower, and us, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric, to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million, has a principal balance of approximately $368.1 million as of April 1, 2011, bears interest at a rate of 3-month U.S. Dollar LIBOR plus 1.75% per annum, and provides for quarterly interest and $9.4 million principal payments, with the unpaid balance of $122.7 million due at the January 2, 2018 maturity date.

January 2011 Japanese Loan

As part of the acquisition of SANYO Semiconductor, one of our newly acquired Japanese subsidiaries has continued with its existing five-year loan agreement with a Japanese bank (450 million JPY principal) to finance capital equipment purchases. The loan, which had a balance of $2.7 million at April 1, 2011 (225 million JPY principal), bears interest at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% per annum and requires monthly principal payments through September 2013 of approximately $0.1 million (7.5 million JPY principal) along with accrued interest.

Chinese Loans

In March 2011, one of our Chinese subsidiaries entered into a two-year loan agreement with a Chinese bank to finance the purchase of raw materials. The loan which has a balance of $7.0 million as of April 1, 2011, bears interest payable quarterly in arrears based on variable 3-month LIBOR plus 3.80% per annum.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of April 1, 2011 and December 31, 2010 (dollars in millions):

	April 1, 2011	December 31, 2010
U.S. real estate mortgages payable monthly thru Q1 2016 at an average rate of 4.857%	32.7	33.0
Loan with Japanese company due 2011 through 2017, interest payable quarterly at 2.0545%	368.1	—
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	89.1	87.5
1.875% Convertible Senior Subordinated Notes due 2025 (2)	83.7	82.2
2.625% Convertible Senior Subordinated Notes due 2026 (3)	415.6	410.1
Loan with British finance company, interest payable monthly at 2.12291% and 2.18%, respectively	22.1	13.8
Loan with Hong Kong bank, interest payable weekly at 2.04% and 2.0325%, respectively	40.0	40.0
Loans with Philippine banks due 2011 through 2015, interest payable quarterly at an average rate of 1.82179% and 1.80446%, respectively	66.2	68.8
Loans with Chinese banks due 2011 through 2013, interest payable quarterly at an average rate of 4.16629% and 4.23375%, respectively	34.0	34.0
Loans with Japanese banks due 2011 through 2013, interest payable monthly and semi-annually at an average rate of 1.5% and 1.44545%, respectively	6.7	3.9
Capital lease obligations	113.8	115.5

	1,272.0	888.8
Less: Current maturities	(176.8)	(136.0)

	$1,095.2	$752.8

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to us at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at our option on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2013.

The repayment of our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 is subordinated to the senior indebtedness of ON Semiconductor Corporation and its Guarantor Subsidiaries (as defined in Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q) on the terms described in the indentures for such notes. As of April 1, 2011, we were in compliance with the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 and with covenants relating to other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through April 1, 2012.

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

New Accounting Pronouncements Adopted

Adoption of Accounting Standards Update No. 2010-17, “Revenue Recognition—Milestone Method”

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition—Milestone Method,” which is included in Accounting Standards Codification 605—Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in Emerging Issues Task Force 08-09, “Milestone Method of Revenue Recognition,” and addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Adoption of Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Improving Disclosures about Fair Value Measurements

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements; however, we will have additional disclosure requirements related to our current and future acquisitions.

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

Revenue. We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. Distributor revenue is recognized in various ways within the industry. Some recognize revenue upon sale to the distributor, while others, like us, recognize the revenue when the sale is made to the end customer. Additionally, there can often be a lag in the data collection from distributors, which makes the calculation of revenue recognition challenging. Due to our high distributor sales, revenue recognition is a critical accounting policy. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet given our inability to reliably estimate up front the effect of the returns and allowances with these distributors. We recognize the related revenue and cost of revenues when the distributor informs us that they have resold the products to the end user. Inaccuracies in the sales or inventory data provided to us by our distributors can therefore result in inaccuracy in our reporting revenues. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as SANYO Semiconductor, the ISBU from Cypress Semiconductor, Catalyst, AMIS Holdings, Inc. (“AMIS”), PulseCore, CMD or SDT, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the three months ended April 1, 2011, approximately $20.3 million of the initial $57.7 million in the inventory step up for acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $37.4 million in inventory and inventories at distributors at April 1, 2011. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

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

Defined Benefit Plans and related benefits. We maintain pension plans covering certain of our foreign employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans.

As discussed in Note 2 “Acquisitions,” located elsewhere in this Form 10-Q, we assumed $46.9 of underfunded pension obligations relating to defined benefit plans maintained by SANYO Semiconductor. Additionally, we recorded $136.4 million representing estimated liabilities associated with our intent to withdraw from SANYO Electric or affiliates multi-employer defined benefit plans, in which certain SANYO Semiconductor employees participate. Certain of these estimated liabilities are estimates and are subject to adjustments.

Contingencies. We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes and we record the appropriate liability when the amount is deemed probable and estimable.

Valuation of Stock Compensation. The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of shares issued for each option grant. We continue to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 ESPP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At April 1, 2011, our long-term debt (including current maturities) totaled $1,272.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $737.2 million. We do have interest rate exposure with respect to the $534.8 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.7 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

A majority of our revenue, expense and capital purchasing activities has historically been transacted in U.S. dollars. With the acquisition of SANYO Semiconductor, we have increased our revenue, expense and capital purchases in Japanese yen. As a multinational business, however, we also conduct certain of these activities through transactions denominated in a variety of other currencies. We use forward foreign currency contracts to hedge firm commitments and reduce our overall exposure to the effects of currency fluctuations on our results of operations and cash flows. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments. This strategy reduces, but does not eliminate, the short-term impact of foreign currency exchange rate movements. For example, changes in exchange rates may affect the foreign currency sales price of our products and can lead to increases or decreases in sales volume to the extent that the sales price of comparable products of our competitors are less or more than the sales price of our products. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

On June 9, 2010, we acquired SDT, which operated under its own set of systems and internal controls. We are separately maintaining SDT’s systems and much of its control environment until we are able to incorporate SDT’s processes into our own system and control environment. We currently expect to complete the integration of SDT’s operations into our systems and control environment by the second half of 2011.

On January 1, 2011 we acquired SANYO Semiconductor and certain related assets, which operated under its own set of systems and internal controls. We are separately maintaining SANYO Semiconductor’s systems and much of its control environment until we are able to incorporate SANYO Semiconductor’s processes into our own system and control environment. We currently expect to complete the integration of SANYO Semiconductor’s operations into our systems and control environment during 2012.

On February 27, 2011, we acquired the ISBU from Cypress Semiconductor, which operated under its own set of systems and internal controls. We are separately maintaining the ISBU and much of its control environment until we incorporate ISBU’s processes into our own system and control environment. We currently expect to complete the integration of ISBU’s operation into our systems and control environment by the third quarter of this fiscal year.

Other than as described above, there have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended April 1, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs have been filed by the remaining objector groups, and those appeals remain pending. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, our insurers are to pay the full amount of the settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While we can make no assurances or guarantees as to the outcome of these proceedings, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

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

The case was scheduled to go to trial in March 2007; however, in December 2006, the court issued an order staying the case pending a re-examination proceeding filed by Synopsys before the U.S. Patent & Trademark Office (“PTO”) challenging the validity of the patent claims at issue in this case. Since that time, Synopsys filed a total of three re-examination petitions with the PTO challenging the validity of the claims at issue, which the PTO granted and consolidated all three re-examinations into one proceeding before a single examiner. The re-examination proceeding was completed in September 2008, and the PTO examiner issued a final rejection of all claims in the asserted patent over prior art. Ricoh has appealed that final rejection to the PTO Board of Appeals, which held a hearing on the appeal on September 29, 2010. The Board of Appeals has yet to issue its written decision on the appeal. In April 2008, the court lifted the stay despite the ongoing re-examination proceeding in the PTO. In September 2008, the court granted defendants’ request to refile a summary judgment motion on non-infringement that had been vacated as moot when the stay was imposed in December 2006. On March 6, 2009, the judge issued a ruling denying the summary judgment motion without prejudice because of a factual dispute over a patent claim element. After an exchange of briefs by the parties related to the disputed claim element, the judge held a further hearing on the matter on June 12, 2009. On October 23, 2009, the judge issued his ruling on the disputed claim element. Based on the judge’s ruling, Synopsys filed another motion for summary judgment on non-infringement on January 8, 2010. A hearing on that motion was held on March 8, 2010 and on April 14, 2010, the judge granted Synopsys’ motion for summary judgment. On April 28, 2010, Ricoh filed a motion for reconsideration on the summary judgment ruling. On May 28, 2010, the judge denied the Ricoh motion and entered final judgment in Synopsys’ favor for non-infringement. Ricoh subsequently filed a Notice of Appeal on June 23, 2010 and served its brief on appeal on August 31, 2010. Counsel for Synopsys filed its responsive brief on October 29, 2010. Oral arguments occurred in March 2011 and shortly thereafter the appellate court denied the Ricoh appeal and affirmed the district court holding in Synopsys’ favor of non-infringement. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, and that resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Litigation Matter

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation, C.A. No. 1:10-CV-01101-GMS. The lawsuit was brought by a stockholder of ON Semiconductor Corporation and alleges generally that (1) ON Semiconductor Corporation’s 2010 proxy statement contained materially false and misleading information regarding our Amended and Restated Stock Incentive Plan (“Plan”) in violation of the federal securities laws; (2) the Plan was defective and, thus, any awards made pursuant to the Plan would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor Corporation officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Plan. We have moved to dismiss the lawsuit. We deny the substantive allegations made in the lawsuit and intend to vigorously defend against them. While we make no assurances or guarantees as to the outcome of this proceeding, based upon our current knowledge, we believe that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

See Part I, Item 1 “Business-Government Regulation” of our 2010 Form 10-K for information on certain environmental matters.

See also Note 10: “Commitments and Contingencies” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for contingencies relating to other legal proceedings and other matters.

Item 1A. Risk Factors

The risk factors below update those risk factors included in our 2010 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current credit and financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, the adverse impact of competitor product announcements, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings from restructurings and synergies, significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for recently acquired businesses such as SANYO Semiconductor and difficulties encountered in accurately predicting the future financial performance of recently acquired businesses, such as SANYO Semiconductor), risks associated with our substantial leverage and restrictive covenants in our debt agreements from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as natural disasters like the Japan earthquake and tsunami affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2010 Form 10-K and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2010 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

We are subject to risks associated with natural disasters and other extraordinary events.

Our worldwide operations are subject to natural disasters and other business disruptions from time to time, which could adversely impact our business, results of operations and financial condition. We are susceptible to losses and interruptions caused by hurricanes, typhoons, droughts, and other extreme weather conditions, earthquakes, tsunamis, volcanoes, and similar natural disasters, as well as power outages, power shortages, telecommunications failures and similar events. Such events can cause direct injury or damage to our employees and property, and can also have significant indirect consequences. For example, such events may affect the infrastructure of the country in which the event occurs, causing power outages, transportation delays and restrictions, public health issues and economic instability, and disrupting local and international supply chains. As a result, we could experience shortages of and interruptions in supply and increased prices for components that we source from companies located in or with operations in any such country, as well as from other suppliers whose supply chains may similarly be affected. Such shortages and interruptions may also affect our ability to timely deliver our products to customers and, as a result, our customers may seek substitute products from other manufacturers. In addition, power outages including any rolling blackouts or other anticipated problems could adversely affect our business by, among other things, harming our internal operations, limiting our ability to communicate with our customers and suppliers, and limiting our customers’ ability to sell or use our products. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may be subject to deductible and coverage limits and may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms.

We have significant operations in Japan and the March 11, 2011 Japanese earthquake and resulting tsunami have negatively impacted our operations in Japan, as well as those of certain of our suppliers and customers.

We have significant operations in Japan, including operations of SANYO Semiconductor acquired in January 2011. We own or operate six production facilities located varying distances from the Fukushima Daiichi nuclear power plant in Japan where there has been significant radioactive leakage resulting from the March 11, 2011 earthquake and tsunami. We continue to monitor events at the Fukushima Daiichi plant, which is not yet fully stabilized. However, we do not currently anticipate any radiation issues with products being exported from our facilities in Japan. Although our facilities sustained only minimal direct damage and there were no on-site injuries to our employees, infrastructure services such as fuel, electricity, gases, water, chemicals and logistics to our factories and those of our customers and suppliers were severely impacted. We continue to assess our production facilities, supply chain infrastructure and customer and employee impact from the March 11, 2011 earthquake and tsunami and subsequent events in Japan. Although we cannot fully assess the financial impact of these ongoing events at this time, we anticipate that there could be a negative impact on our revenues and profits for our business through the third quarter of 2011. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for related information on SANYO Semiconductor, the Japan earthquake and tsunami and resultant impacts on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement, dated as of July 15, 2010, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter Report on Form 10-Q filed with the Commission on November 4, 2010)†

2.2	Amendment No. 1 to Purchase Agreement, dated November 30, 2010, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

4.1	Loan Agreement, dated January 1, 2011, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.1	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (1)(2)

10.2	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (1)(2)

10.3	Performance Based Restricted Stock Units Award Agreement for William M. Hall under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (1)(2)

10.4	Performance Based Restricted Stock Units Award Agreement for William Schromm under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (1)(2)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.
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

†

The schedules and exhibits to such agreement are not being filed herewith. Each agreement contains a list briefly identifying the contents of the schedules and exhibits to such document. The Registrant undertakes to furnish supplementally a copy of any omitted schedule and exhibit to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: May 6, 2011	By:	/S/ DONALD COLVIN
Donald Colvin
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement, dated as of July 15, 2010, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter Report on Form 10-Q filed with the Commission on November 4, 2010)†

2.2	Amendment No. 1 to Purchase Agreement, dated November 30, 2010, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

4.1	Loan Agreement, dated January 1, 2011, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.1	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (1)(2)

10.2	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (1)(2)

10.3	Performance Based Restricted Stock Units Award Agreement for William M. Hall under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (1)(2)

10.4	Performance Based Restricted Stock Units Award Agreement for William Schromm under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (1)(2)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Management contract or compensatory plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.
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

†

The schedules and exhibits to such agreement are not being filed herewith. Each agreement contains a list briefly identifying the contents of the schedules and exhibits to such document. The Registrant undertakes to furnish supplementally a copy of any omitted schedule and exhibit to the Commission upon request.