Form 10-Q
period 2011-07-01
ON SEMICONDUCTOR CORP
filed 2011-08-08
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on July 29, 2011:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	448,318,913

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	July 1, 2011	December 31, 2010
Assets
Cash and cash equivalents	$756.6	$623.3
Short-term investments	112.2	0
Receivables, net	575.8	294.6
Inventories	749.2	360.8
Other current assets	86.2	63.6
Deferred income taxes, net of allowances	16.9	15.7

Total current assets	2,296.9	1,358.0

Restricted cash	0	142.1
Property, plant and equipment, net	1,150.9	864.3
Deferred income taxes, net of allowances	67.4	0
Goodwill	199.2	191.2
Intangible assets, net	359.0	303.0
Other assets	76.4	60.6

Total assets	$4,149.8	$2,919.2

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$528.9	$256.9
Accrued expenses	221.4	162.6
Income taxes payable	3.4	5.1
Accrued interest	0.9	0.8
Deferred income on sales to distributors	187.7	149.5
Deferred income taxes, net of allowances	65.2	0
Current portion of long-term debt	286.7	136.0

Total current liabilities	1,294.2	710.9
Long-term debt	998.7	752.8
Other long-term liabilities	247.0	49.3
Deferred income taxes, net of allowances	22.3	18.2

Total liabilities	2,562.2	1,531.2

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 498,334,304 and 485,904,100 shares issued, 448,106,855 and 436,774,177 shares outstanding, respectively)	5.0	4.9
Additional paid-in capital	3,098.0	3,016.1
Accumulated other comprehensive loss	(54.5)	(59.1)
Accumulated deficit	(1,090.3)	(1,213.9)
Less: treasury stock, at cost; 50,227,449 and 49,129,923 shares, respectively	(394.1)	(382.0)

Total ON Semiconductor Corporation stockholders’ equity	1,564.1	1,366.0
Minority interests in consolidated subsidiaries	23.5	22.0

Total equity	1,587.6	1,388.0

Total liabilities and equity	$4,149.8	$2,919.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenues	$905.8	$583.3	$1,776.4	$1,133.5
Cost of product revenues	639.7	339.5	1,267.9	661.6

Gross profit	266.1	243.8	508.5	471.9
Operating expenses:
Research and development	89.2	60.1	180.3	125.3
Selling and marketing	51.2	36.5	100.6	72.1
General and administrative	52.3	35.3	99.4	66.8
Amortization of acquisition-related intangible assets	11.4	8.1	21.1	15.9
Restructuring, asset impairments and other, net	5.1	2.3	17.5	6.1

Total operating expenses	209.2	142.3	418.9	286.2

Operating income	56.9	101.5	89.6	185.7

Other income (expenses), net:
Interest expense	(17.8)	(14.5)	(35.6)	(30.9)
Interest income	0.2	0.1	0.5	0.2
Other	5.7	(3.4)	5.5	(6.2)
Loss on debt repurchase	0	(0.7)	0	(0.7)
Gain on SANYO Semiconductor acquisition	0	0	69.1	0

Other income (expenses), net	(11.9)	(18.5)	39.5	(37.6)

Income before income taxes	45.0	83.0	129.1	148.1
Income tax provision	(3.2)	(3.4)	(4.0)	(4.8)

Net income	41.8	79.6	125.1	143.3
Less: Net income attributable to minority interests	(0.8)	(0.9)	(1.5)	(1.6)

Net income attributable to ON Semiconductor Corporation	$41.0	$78.7	$123.6	$141.7

Comprehensive income:
Net income	$41.8	$79.6	$125.1	$143.3
Foreign currency translation adjustments	0.1	2.0	4.4	1.8
Amortization of prior service costs of defined benefit plan	0	0	0.2	0

Comprehensive income	41.9	81.6	129.7	145.1
Comprehensive income attributable to minority interests	(0.8)	(0.9)	(1.5)	(1.6)

Comprehensive income attributable to ON Semiconductor Corporation	$41.1	$80.7	$128.2	$143.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.09	$0.18	$0.28	$0.33

Diluted	$0.09	$0.18	$0.27	$0.32

Weighted average common shares outstanding:
Basic	446.2	430.3	443.8	429.2

Diluted	461.5	439.6	460.0	439.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net income	$125.1	$143.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.9	80.0
Gain on sale and disposal of fixed assets	(5.1)	(3.7)
Non-cash manufacturing expenses associated with favorable supply agreement	80.4	0
Non-cash portion of loss on debt repurchase	0	0.7
Gain on acquisition of SANYO Semiconductor	(69.1)	0
Amortization of debt issuance costs and debt discount	1.2	1.4
Provision for excess inventories	3.8	0.1
Non-cash stock compensation expense	20.9	29.1
Non-cash interest	17.6	17.0
Deferred income taxes	(9.2)	3.4
Other	(0.6)	(0.8)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(32.5)	(47.0)
Inventories	43.6	(34.9)
Other assets	4.3	7.0
Accounts payable	(52.2)	30.6
Accrued expenses	(17.3)	18.1
Income taxes payable	(1.7)	(3.2)
Accrued interest	0.1	(0.1)
Deferred income on sales to distributors	38.2	29.0
Other long-term liabilities	4.2	(1.6)

Net cash provided by operating activities	261.6	268.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(173.5)	(93.5)
Purchase of businesses, net of cash acquired	(17.9)	(90.2)
Deposits utilized for purchases of property, plant and equipment	0	(0.9)
Proceeds from sales of property, plant and equipment	3.3	0
Proceeds from held-to-maturity securities	0	45.5
Purchase of held-to-maturity securities	(112.2)	0
Uses of restricted cash	142.1	0

Net cash used in investing activities	(158.2)	(139.1)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	4.0	3.3
Proceeds from debt issuance	41.3	23.2
Proceeds from exercise of stock options	57.1	7.3
Payment of capital lease obligation	(18.6)	(15.3)
Purchase of treasury stock	(12.1)	(7.0)
Repayment of long-term debt	(43.8)	(199.5)

Net cash provided by (used in) financing activities	27.9	(188.0)

Effect of exchange rate changes on cash and cash equivalents	2.0	0.1

Net increase (decrease) in cash and cash equivalents	133.3	(58.6)
Cash and cash equivalents, beginning of period	623.3	525.7

Cash and cash equivalents, end of period	$756.6	$467.1

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

The accompanying unaudited financial statements as of July 1, 2011, and for the three and six months ended July 1, 2011 and July 2, 2010, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2: Acquisitions

Acquisition of SANYO Semiconductor Co., Ltd.

On January 1, 2011, the Company paid SANYO Electric $142.1 million in cash (using restricted cash as of December 31, 2010) and issued a $377.5 million note payable to SANYO Electric, through its subsidiary Semiconductor Components (“SCI LLC”), whereby SANYO Semiconductor became a wholly-owned subsidiary of the Company. In the second quarter of 2011, the Company received $39.7 million in cash from SANYO Electric of which $19.0 million had been recognized as of April 1, 2011. These amounts represented adjustments for working capital and pension levels, as defined in the purchase agreement. As a result of these adjustments, the purchase price has been reduced to $479.9 million as of July 1, 2011. The purchase price may be subject to future adjustments, primarily related to pension and related benefit liabilities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

The following table presents the initial allocation of the purchase price and subsequent adjustments applied on a retrospective basis estimated fair values of the net assets acquired of SANYO Semiconductor (in millions):

	Initial Estimate	Adjustments	Revised Estimate
Cash and cash equivalents	$117.1	$0	$117.1
Receivables, net	242.1	0	242.1
Inventory	423.9	(5.0)	418.9
Deferred income taxes current	0.5	0	0.5
Other current assets	119.2	0	119.2
Property, plant and equipment	148.0	(1.3)	146.7
Deferred income taxes, noncurrent	60.5	0	60.5
Intangible assets	55.7	0	55.7
Other non-current assets	14.9	0	14.9

Total assets acquired	1,181.9	(6.3)	1,175.6

Accounts payable	(300.0)	0	(300.0)
Deferred income taxes, current	(70.3)	0	(70.3)
Other current liabilities	(61.3)	(6.6)	(67.9)
Deferred income taxes, noncurrent	(0.5)	0	(0.5)
Long-term accrued liabilities	(187.9)	0	(187.9)

Total liabilities assumed	(620.0)	(6.6)	(626.6)
Net assets acquired	561.9	(12.9)	549.0
Gain on acquisition	(61.3)	(7.8)	(69.1)

Purchase price	$500.6	$(20.7)	$479.9

The acquisition was accounted for as a business purchase pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned for the SANYO Semiconductor acquisition are reasonable. In the first quarter ended April 1, 2011, the Company originally reported a gain of $61.3 million which has been retrospectively adjusted to $69.1 million as reflected in the table above. The increase in the gain is the result of $20.7 million received from SANYO Electric in the second quarter of 2011, as well as certain adjustments to conform to the Company’s accounting policies. Consequently, the Company has recorded a $69.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

million bargain purchase gain on the SANYO Semiconductor acquisition. The Company believes the gain realized in purchase accounting was the result of a number of factors, including the following: SANYO Electric wanted to exit its semiconductor operations, historical losses recognized by SANYO Electric, SANYO Electric viewed this as the best outcome for SANYO Semiconductor and the fact that the Company will incur expenses associated with the transfer and consolidation of certain operations.

The purchase price allocation for the SANYO Semiconductor acquisition is preliminary and is subject to revision pending the receipt of additional information relating to the fair value of assets acquired and liabilities assumed. As of the end of the second quarter, management had not yet completed its evaluation of the fair value of certain assets and liabilities acquired, primarily (i) certain retirement plan liabilities assumed in connection with the SANYO Semiconductor business in Japan. (ii) the final valuation of certain asset retirement obligations identified as a result of the acquisition and (iii) the final valuation of certain income tax accounts. Additional information related to the fair value of the assets acquired and liabilities assumed that is received during the measurement period may have a material impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of the gain recognized in connection with the acquisition, which will be adjusted on a retrospective basis.

The $55.7 million of acquired intangible assets were assigned a weighted-average useful life of approximately 8.8 years. The intangible assets that make up that amount include: patents of $27.0 million (5.5-year weighted average useful life), $3.0 million of trademarks (3-year weighted average useful life) and customer relationships of $25.7 million (13-year weighted average useful life). Other current assets acquired includes $80.0 million representing the estimated fair value of a favorable supply arrangement provided by SANYO Electric in the form of operational cost reduction to the acquired business during the period of time it is effectively required to utilize certain SANYO Electric seconded employees and manufacturing facilities in Japan. This asset has been charged to cost of goods sold over the period of benefit, which was estimated to be 5 months. The amortization totaled $80.4 million as a result of foreign currency exchange rate changes over the recognition period.

The estimated allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry; these techniques were the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the assets value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date.

Included in net assets acquired are long-term liabilities representing approximately $46.9 million of assumed underfunded pension obligations relating to existing defined benefit pension plans as well as $136.4 million representing estimated liabilities associated with the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or affiliate multiemployer defined benefit pension plan from which the Company intends to withdraw. The Company is in the process of establishing defined benefit pension plans which are intended to provide similar retirement benefits as the SANYO Electric sponsored multiemployer plans and expects to withdraw from the SANYO Electric sponsored multiemployer plans by December 31, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following unaudited pro forma consolidated results of operations for the quarter and six months ended July 2, 2010 has been prepared as if the acquisition of SANYO Semiconductor had occurred on January 1, 2010 and includes adjustments for depreciation expense, amortization of intangibles and the tax effect of such items (in millions, except per share data):

	For Quarter Ended July 2, 2010	For Six Months Ended July 2, 2010
Net Revenues	$899.8	$1,742.4
Net Income	$56.8	$155.2
Net income per common share—Basic	$0.13	$0.36
Net income per common share—Diluted	$0.13	$0.35

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

Of the total purchase price of approximately $34.1 million, approximately $8.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the potential synergies expected to be derived from combining the ISBU business with the Company’s existing sensor business. The Company expects these relationships to provide the capability of selling advanced technology of next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $8.0 million of goodwill as of July 1, 2011 was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.

The Company has determined that pro forma results of operations for the ISBU are not significant for inclusion.

Note 3: Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s recent and historical acquisitions.

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill” of this Form 10-Q for information concerning this process. The Company will perform its annual impairment analysis as of the first day of the fiscal fourth quarter of each year unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. As of July 1, 2011, there were no triggering events which would require the Company to perform an impairment analysis.

The Company has determined that its product families, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill; because they are one level below the operating segments, they constitute individual businesses and the Company’s segment management regularly

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

reviews the operating results of each product family. As of each acquisition date, all goodwill was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. The Company determined the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

A reconciliation of the original goodwill from each of the Company’s acquisitions to the carrying value as of July 1, 2011 and December 31, 2010 for each reporting unit that contains goodwill, is as follows (in millions):

Acquisition	Operating Segment	Reporting Unit	Balance as of December 31, 2010	For the Six Months Ended July 1, 2011	Balance as of July 1, 2011
Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
Automotive & Power Group:
Analog Automotive	$21.8	$(4.2)	$0	$17.6	$0	$0	$0	$21.8	$(4.2)	$0	$17.6
Computing & Consumer Products:
Signal & Interface	29.1	(5.6)	0	23.5	0	0	0	29.1	(5.6)	0	23.5
Leshan additional interest:
Standard Products:
Small Signal	3.8	0	0	3.8	0	0	0	3.8	0	0	3.8
AMIS acquisition:
Digital & Mixed-Signal Product Group:
Industrial	238.7	0	(214.7)	24.0	0	0	0	238.7	0	(214.7)	24.0
Foundry	146.2	0	(131.4)	14.8	0	0	0	146.2	0	(131.4)	14.8
Medical	79.7	0	(59.9)	19.8	0	0	0	79.7	0	(59.9)	19.8
Military/Aerospace	44.8	0	0	44.8	0	0	0	44.8	0	0	44.8
Catalyst acquisition:
Standard Products:
Memory Products	14.1	0	0	14.1	0	0	0	14.1	0	0	14.1
PulseCore acquisition:
Digital & Mixed-Signal Product Group:
Protection Products	8.9	0	(8.9)	0	0	0	0	8.9	0	(8.9)	0
CMD acquisition:
Standard Products:
Filter Products	20.1	0	0	20.1	0	0	0	20.1	0	0	20.1
SDT acquisition:
Digital & Mixed-Signal Product Group:
Medical Products	8.7	0	0	8.7	0	0	0	8.7	0	0	8.7
ISBU acquisition:
Digital & Mixed-Signal Product Group:
Sensor Products	0	0	0	0	8.0	0	0	8.0	0	0	8.0

$615.9	$(9.8)	$(414.9)	$191.2	$8.0	$0	$0	$623.9	$(9.8)	$(414.9)	$199.2

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Intangible assets, net were as follows as of July 1, 2011 and December 31, 2010 (in millions):

	July 1, 2011
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(7.9)	$0	$0	$6.0	5-12
Assembled workforce	6.7	(6.7)	0	0	0	5
Customer relationships	280.1	(60.3)	(27.5)	(3.2)	189.1	5-18
Non-compete agreements	0.5	(0.5)	0	0	0	1-3
Patents	43.7	(7.1)	0	0	36.6	12
Developed technology	130.0	(29.6)	0	(2.0)	98.4	5-12
Trademarks	14.0	(2.5)	0	0	11.5	15
In-process research and development	19.4	0	0	(2.0)	17.4	8
Acquired software	1.0	(1.0)	0	0	0	2
Backlog	0.8	(0.8)	0	0	0	0.3

Total intangibles	$510.1	$(116.4)	$(27.5)	$(7.2)	$359.0

	December 31, 2010
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(7.0)	$0	$0	$6.9	5-12
Assembled workforce	6.7	(6.1)	0	0	0.6	5
Customer relationships	250.5	(51.2)	(27.2)	(3.2)	168.9	5-18
Non-compete agreements	0.5	(0.5)	0	0	0	1-3
Patents	16.7	(4.2)	0	0	12.5	12
Developed technology	113.0	(22.5)	0	(2.0)	88.5	5-12
Trademarks	11.0	(1.7)	0	0	9.3	15
In-process research and development	18.3	0	0	(2.0)	16.3	8
Acquired software	1.0	(1.0)	0	0	0	2

Total intangibles	$431.6	$(94.2)	$(27.2)	$(7.2)	$303.0

Amortization expense for intangible assets amounted to $11.9 million and $22.2 million for the quarter and six months ended July 1, 2011, of which $0.5 million and $1.1 million was included in cost of revenues; and $8.7 million and $17.1 million for the quarter and six months ended July 2, 2010, of which $0.6 million and $1.2 million was included in cost of revenues. The Company is currently amortizing eight projects totaling $15.2 million through developed technology relating to projects that were originally classified as in-process research and development at the time of acquisition, but which are now completed, over a weighted average useful life of 10.0 years. Amortization expense for intangible assets, with the exception of the remaining $17.4 million of in-process research and development assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

Total
Remainder of 2011	$27.5
2012	40.6
2013	35.9
2014	35.7
2015	34.6
Thereafter	167.3

Total estimated amortization expense	$341.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 4: New Accounting Pronouncements

Accounting Standards Update No. 2011-04—“Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for the Company will be its first quarter of 2012. The Company is currently evaluating the impact No. ASU 2011-04 will have on its financial statements.

Accounting Standards Update No. 2011-05—“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for the Company this will be its first quarter 2012), with early adoption permitted. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its financial statements.

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

Adoption of ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update are effective

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement affected the Company’s disclosure related to its acquisitions.

Note 5: Restructuring, Asset Impairments and Other, Net

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2011 or had not been completed as of December 31, 2010, are as follows:

Restructuring Activities Related to the 2011 Closure of the Phoenix, Arizona Wafer Manufacturing Facility

In the second quarter of 2011, the Company proceeded with its previously announced plans to close the Phoenix, Arizona wafer manufacturing facility for cost saving purposes. During the second quarter of 2011, a total of 166 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the second quarter, all of these employees still remain employed by the Company. The Company recorded employee separation charges of approximately $2.5 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and six months ended July 1, 2011. We expect that all of these notified individuals will be officially separated and exited from the Company during the third and fourth quarter of 2011, with all related benefit payments being made in the same periods.

Additionally, during the second quarter ended July 1, 2011, the Company recorded exit costs of approximately $0.3 million, related to the decommissioning of the Phoenix, Arizona wafer manufacturing facility.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation costs (in millions):
December 31, 2010 through July 1, 2011	$0	$2.5	$0	$0	$2.5

Estimated costs to exit (in millions):
December 31, 2010 through July 1, 2011	$0	$0.3	$0	$0	$0.3

Restructuring Activities Related to the 2011 Acquisition of SANYO Semiconductor

Cumulative charges of $9.9 million, net of adjustments, have been recognized through July 1, 2011, related to the 2011 announced plans to integrate and restructure the overlapping operations of SANYO Semiconductor and the Company, in part, for cost savings purposes (See Note 2: “Acquisitions” for further discussion). As part of these plans, one assembly and test facility is being consolidated into other existing factories. During the first and second quarter of 2011, a total of 280 employees were terminated and the Company recorded employee separation charges of approximately $8.4 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the six months ended July 1, 2011.

During the six months ended July 1, 2011, the Company recorded exit costs of approximately $1.5 million, related to termination of certain leases, purchase agreements, and items relating to the consolidation of factories.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

While the Company has the intention of consolidating the front end manufacturing processes of SANYO Semiconductor with those of the Company over the next 12 to 18 months, the anticipated consolidation and associated costs are still being evaluated. If the Company does proceed with the consolidation, it is likely the Company will incur significant expenses to complete these activities.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation costs (in millions):
December 31, 2010 through July 1, 2011	$0	$8.4	$(8.4)	$0	$0

Estimated costs to exit (in millions):
December 31, 2010 through July 1, 2011	$0	$1.5	$(1.5)	$0	$0

Restructuring Activities Related to the 2010 Acquisition of California Micro Devices Corporation (“CMD”)

Cumulative charges of $3.6 million, net of adjustments, have been recognized through July 1, 2011, related to the January 2010 announced plans to integrate and restructure the overlapping operations of the CMD business and the Company, in part for cost savings purposes.

Cumulative employee separation charges of $3.5 million, net of adjustments, have been recognized through July 1, 2011. A total of 27 employees, including five former executive officers of CMD, were notified during 2010 that their positions were being eliminated or consolidated, all of which have been terminated. All terminations associated with this plan had been completed by the end of the fourth quarter of fiscal 2010, with the related termination benefits anticipated to be paid out by the end of the first quarter of fiscal 2012.

Cumulative exit costs of $0.1 million have been recognized from the inception of this restructuring activity through July 1, 2011, related to charges incurred to terminate certain lease agreements. All payments related to these exit activities are expected to be completed by the end of the third quarter of fiscal 2011.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation charges (in millions):
December 31, 2010 through July 1, 2011	$1.0	$0	$(0.7)	$0	$0.3

Estimated costs to exit (in millions):
December 31, 2010 through July 1, 2011	$0.1	$0	$0	$0	$0.1

Restructuring Activities Related to the 2009 Global Workforce Reduction

Cumulative employee separation charges of $13.0 million, net of adjustments, have been recognized through July 1, 2011, related to the first quarter of 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during 2009, all of which had been terminated as of December 31, 2010. All terminations associated with this plan were completed by the end of the fourth quarter of 2010, and all related termination benefits had been paid out by the end of the first quarter of 2011.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation charges (in millions):
December 31, 2010 through July 1, 2011	$0.2	$0	$(0.2)	$0	$0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Acquisition of AMIS Holdings, Inc. (“AMIS”)

On March 17, 2008, the Company completed the purchase of AMIS, whereby AMIS became a wholly-owned subsidiary of the Company.

The Company had $10.0 million of accrued liabilities for estimated costs to exit certain activities of AMIS, of which $0.2 million were for employee separation costs and $9.8 million were for exit costs outstanding as of December 31, 2010. During the six months ended July 1, 2011, the Company paid exit costs associated with the decommissioning costs resulting from the shutdown of a fabrication facility of $0.3 million. All payments related to these activities are expected to be completed by the end of the first quarter of fiscal 2012.

	December 31, 2010	Usage	Adjustments	July 1, 2011
Estimated employee separation costs (in millions):
December 31, 2010 through July 1, 2011	0.2	$0	$0	$0.2

Estimated costs to exit (in millions):
December 31, 2010 through July 1, 2011	$9.8	$(0.3)	$0	$9.5

Other

During the quarter and six months ended July 1, 2011, the Company recorded $2.3 million and $4.8 million, respectively, of other costs associated with damaged inventory and other assets due to the Japanese earthquake and tsunami.

A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the consolidated statement of operations for the quarter ended July 1, 2011, is as follows (in millions):

	Quarter Ended July 1, 2011	Six Months Ended July 1, 2011
Restructuring
2011 Charges:
Estimated employee separation charges	$2.5	$10.9
Exit costs	0.3	1.8
Other
Assets damaged related to Japanese earthquake	2.3	4.8

	$5.1	$17.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 6: Balance Sheet Information

	July 1, 2011	December 31, 2010
Receivables, net:
Accounts receivable	$584.2	$301.9
Less: Allowance for doubtful accounts	(8.4)	(7.3)

	$575.8	$294.6

Inventories:
Raw materials	$70.2	$49.0
Work in process	440.6	210.9
Finished goods	238.4	100.9

	$749.2	$360.8

Other Current Assets:
Deposits	$3.2	$1.9
Prepaid Expenses	33.3	22.2
Tax Receivables	24.1	14.9
Other	25.6	24.6

	$86.2	$63.6

Property, plant and equipment, net:
Land	$85.0	$48.3
Buildings	556.2	484.4
Machinery and equipment	1,890.8	1,631.1

Total property, plant and equipment	2,532.0	2,163.8
Less: Accumulated depreciation	(1,381.1)	(1,299.5)

	$1,150.9	$864.3

Accrued expenses:
Accrued payroll	$118.3	$73.1
Sales related reserves	42.6	36.5
Restructuring reserves	12.9	11.3
Accrued pension liability	0.3	0.3
Other	47.3	41.4

	$221.4	$162.6

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(54.3)	$(58.8)
Unrecognized prior service cost of defined benefit pension plan	(0.2)	(0.1)
Prior service cost from pension legal plan amendment	0	(0.2)

	$(54.5)	$(59.1)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The activity related to the Company’s warranty reserves for the six months ended July 1, 2011 and July 2, 2010, respectively is as follows (in millions):

	Six Months Ended
	July 1, 2011	July 2, 2010
Beginning Balance	$3.9	$3.2
Provision	1.2	0.4
Usage	(0.5)	(0.1)

Ending Balance	$4.6	$3.5

The Company maintains defined benefits plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an assets and the aggregate amount of all underfunded plans as a liability in its financial statements. As of July 1, 2011, the total accrued pension liability for underfunded plans is $ 76.9 million. Included in this amount is $51.2 million for the SANYO Semiconductor portion of the underfunded pension liability which was assumed by the Company. As of December 31, 2010, the total accrued pension liability for underfunded plans was $22.7 million. As of July 1, 2011 and December 31, 2010, the total pension asset for overfunded plans was $12.2 million and $13.4 million, respectively. The components of the Company’s net periodic pension expense for the quarter and six months ended July 1, 2011 and July 2, 2010 are as follows (in millions):

	Quarter Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Service cost	$2.1	$1.0	$4.4	$2.0
Interest cost	1.3	0.8	2.6	1.6
Expected return on plan assets	(1.0)	(0.8)	(2.0)	(1.6)
Amortization of prior service cost	0.1	0.1	0.2	0.2

Total net periodic pension cost	$2.5	$1.1	$5.2	$2.2

As of July 1, 2011, the estimated liabilities associated with the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in certain SANYO Electric multiemployer defined benefit pension plans from which the Company intends to withdraw, were $136.3 million. During the quarter and six months ended July 1, 2011, the Company recorded $2.9 million and $5.8 million of expense associated with the Company’s participation in the SANYO Electric multiemployer pension plans.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 7: Long-Term Debt

Long-term debt consists of the following (in millions):

	July 1, 2011	December 31, 2010
U.S. real estate mortgages payable monthly through the first quarter 2016 at an average rate of 4.857%	$32.4	$33.0
Loan with a Japanese company due 2011 through 2017, interest payable quarterly at 1.99575%	358.6	0
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	90.8	87.5
1.875% Convertible Senior Subordinated Notes due 2025 (2)	85.2	82.2
2.625% Convertible Senior Subordinated Notes due 2026 (3)	421.3	410.1
Loan with British finance company, interest payable monthly at 2.57605% and 2.18%, respectively	16.0	13.8
Loan with Hong Kong bank, interest payable weekly at 1.96725% and 2.0325%, respectively	35.0	40.0
Loan with Singapore bank, interest payable weekly at 1.96%	15.0	0
Loans with Philippine banks due 2011 through 2015, interest payable quarterly at an average rate of 1.78401% and 1.80446%, respectively	73.5	68.8
Loans with Chinese banks due 2011 through 2013, interest payable quarterly at an average rate of 4.11040% and 4.23375%, respectively	34.0	34.0
Loans with Japanese banks due 2011 through 2013, interest payable monthly & semi-annually at an average rate of 1.47403% and 1.44545%, respectively	6.2	3.9
Capital lease obligations	117.4	115.5

	1,285.4	888.8
Less: Current maturities	(286.7)	(136.0)

	$998.7	$752.8

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at the option of the Company on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.

Annual maturities relating to the Company’s long-term debt as of July 1, 2011 are as follows (in millions):

Actual Maturities
Remainder 2011	101.2
2012	321.2
2013	513.9
2014	71.5
2015	60.7
Thereafter	216.9

Total	$1,285.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

June 2011 Philippine Loan

In June 2011, one of the Company’s Philippine subsidiaries entered into a $10.0 million short-term loan agreement with a Philippine bank with proceeds to be used for working capital requirements. The loan, which had a balance of $10.0 million as of July 1, 2011, bears interest payable monthly based on 1-month London Interbank Offered Rate (“LIBOR”) plus 1.625% per annum. The balance is due in December 2011 unless the loan is renewed.

May 2011 Singapore Loan

In May 2011, one of the Company’s Asian subsidiaries entered into a $35.0 million loan agreement with a Singapore bank pursuant to which the bank purchased accounts receivables, with recourse. In accordance with generally accepted accounting principles in the United States, the purchased assets remained on our balance sheet as of July 1, 2011. The loan, which had a balance of $15.0 million as of July 1, 2011, bears interest payable weekly at 1 month Singapore Interbank Offered Rate (“SIBOR”) plus 1.75% per annum. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.

March 2011 Chinese Loan

In March 2011, one of the Company’s Chinese subsidiaries entered into a $7.0 million two year loan agreement with a Chinese bank to finance the purchase of raw materials. The loan which had a balance of $7.0 million as of July 1, 2011, bears interest payable quarterly in arrears based on 3-month London Interbank Offered Rate (“LIBOR”) plus 3.80% per annum.

Acquisition Note Payable to SANYO Electric

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $358.6 million as of July 1, 2011. The loan bears interest at a rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum, and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

January 2011 Japanese Loan

As part of the acquisition of SANYO Semiconductor, one of the Company’s newly acquired Japanese subsidiaries has continued with its existing five-year loan agreement with a Japanese bank (450 million JPY principal) to finance capital equipment purchases. The loan, which had a balance of $2.5 million at July 1, 2011 (202.5 million JPY principal), bears interest at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% per annum and requires monthly principal payments through September 2013 of approximately $0.1 million (7.5 million JPY principal) along with accrued interest.

Debt Guarantees

ON Semiconductor is the sole issuer of the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025 and the 2.625% Convertible Senior Subordinated Notes due 2026 (collectively, the “Convertible Notes”). ON Semiconductor’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst Semiconductor, Inc. (“Catalyst”), PulseCore Holdings (Cayman) Inc. (“PulseCore”), CMD, Sound Design Technologies Ltd. (“SDT”), and SANYO Semiconductor (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee on a

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

joint and several basis ON Semiconductor’s obligations under the Convertible Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Convertible Notes. The repayment of the unsecured Convertible Notes is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indentures for such Convertible Notes. Condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of July 1, 2011
Cash and cash equivalents	$0	$489.1	$0	$267.5	$0	$756.6
Short-term investments	0	112.2	0	0	0	112.2
Receivables, net	0	54.7	0	521.1	0	575.8
Inventories, net	0	50.4	0	691.4	7.4	749.2
Deferred income taxes, current	0	5.6	0	11.3	0	16.9
Other current assets	0	12.6	0	73.6	0	86.2

Total current assets	0	724.6	0	1,564.9	7.4	2,296.9
Property, plant and equipment, net	0	261.0	2.4	890.6	(3.1)	1,150.9
Deferred income taxes	0	0	0	67.4	0	67.4
Goodwill and other intangible assets	0	287.1	37.2	266.1	(32.2)	558.2
Investments and other assets	2,162.3	1,516.7	54.8	847.0	(4,504.4)	76.4

Total assets	$2,162.3	$2,789.4	$94.4	$3,636.0	$(4,532.3)	$4,149.8

Accounts payable	$0	$43.2	$0.1	$485.6	$0	$528.9
Accrued expenses and other current liabilities	91.4	150.4	0.8	268.1	1.7	512.4
Deferred Tax Liabilities	0	0	0	65.2	0	65.2
Deferred income on sales to distributors	0	42.6	0	145.1	0	187.7

Total current liabilities	91.4	236.2	0.9	964.0	1.7	1,294.2
Long-term debt	506.5	417.9	0	74.3	0	998.7
Other long-term liabilities	0	25.5	0.4	221.1	0	247.0
Deferred Income Taxes	0	5.6	0	16.7	0	22.3
Intercompany	0.3	(207.4)	(53.9)	55.5	205.5	0

Total liabilities	598.2	477.8	(52.6)	1,331.6	207.2	2,562.2
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,564.1	2,311.6	147.0	2,304.4	(4,763.0)	1,564.1
Minority interests in consolidated subsidiaries	0	0	0	0	23.5	23.5

Total stockholders’ equity	1,564.1	2,311.6	147.0	2,304.4	(4,739.5)	1,587.6

Total liabilities and stockholders’ equity	$2,162.3	$2,789.4	$94.4	$3,638.1	$(4,532.3)	$4,149.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2010
Cash and cash equivalents	$0	$392.3	$0	$231.0	$0	$623.3
Receivables, net	0	47.4	0	247.2	0	294.6
Inventories, net	0	48.0	0	299.9	12.9	360.8
Other current assets	0	14.9	0	48.7	0	63.6
Deferred income taxes, net of allowances	0	5.6	0	10.1	0	15.7

Total current assets	0	508.2	0	836.9	12.9	1,358.0
Restricted cash	0	142.1	0	0	0	142.1
Property, plant and equipment, net	0	221.0	2.6	644.1	(3.4)	864.3
Deferred income taxes	0	0	0	0	0	0
Goodwill and other intangible assets	0	291.1	37.2	200.3	(34.4)	494.2
Investments and other assets	1,946.6	1,131.2	51.4	830.0	(3,898.6)	60.6

Total assets	$1,946.6	$2,293.6	$91.2	$2,511.3	$(3,923.5)	$2,919.2

Accounts payable	$0	$43.4	$0.1	$213.4	$0	$256.9
Accrued expenses and other current liabilities	0.6	116.0	0.8	185.4	1.7	304.5
Deferred income on sales to distributors	0	33.7	0	115.8	0	149.5

Total current liabilities	0.6	193.1	0.9	514.6	1.7	710.9
Long-term debt	579.7	103.0	0	70.1	0	752.8
Other long-term liabilities	0	21.1	0.4	27.8	0	49.3
Deferred income taxes, net of allowances	0	5.6	0	12.6	0	18.2
Intercompany	0.3	(123.8)	(53.4)	(28.6)	205.5	0

Total liabilities	580.6	199.0	(52.1)	596.5	207.2	1,531.2
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,366.0	2,094.6	143.3	1,914.8	(4,152.7)	1,366.0
Minority interests in consolidated subsidiaries	0	0	0	0	22.0	22.0

Total stockholders’ equity	1,366.0	2,094.6	143.3	1,914.8	(4,130.7)	1,388.0

Total liabilities and stockholders’ equity	$1,946.6	$2,293.6	$91.2	$2,511.3	$(3,923.5)	$2,919.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Quarter ended July 1, 2011
Revenues	$0	$198.9	$7.4	$1,057.5	$(358)	$905.8
Cost of revenues	0	135.5	0.2	865.2	(361.2)	639.7

Gross profit	0	63.4	7.2	192.3	3.2	266.1

Research and development	0	48.7	2.7	37.8	0	89.2
Selling and marketing	0	17.9	0.3	33	0	51.2
General and administrative	0	22.9	0.3	29.1	0	52.3
Amortization of acquisition related intangible assets	0	4.6	0	7.9	(1.1)	11.4
Restructuring, asset impairments and other, net	0	2.8	0	2.3	0	5.1

Total operating expenses	0	96.9	3.3	110.1	(1.1)	209.2

Operating income (loss)	0	(33.5)	3.9	82.2	4.3	56.9
Interest expense, net	(13.1)	(1.7)	0	(2.8)	0	(17.6)
Other	0	(0.8)	0	6.5	0	5.7
Gain (loss) on debt prepayment	0	0	0	0	0	0
Gain (loss) on acquisition	0	0.1	0	(0.1)	0	0
Equity in earnings	54.1	91.1	1.8	0	(147.0)	0

Income (loss) before income taxes and minority interests	41.0	55.2	5.7	85.8	(142.7)	45.0
Income tax provision	0	10.1	0	(13.3)	0	(3.2)

Net income (loss)	41.0	65.3	5.7	72.5	(142.7)	41.8
Net income (loss) attributable to minority interest	0	0	0	0	(0.8)	(0.8)

Net income (loss) attributable to ON Semiconductor	$41.0	$65.3	$5.7	$72.5	$(143.5)	$41.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Quarter ended July 2, 2010
Revenues	$0	$167.6	$0	$729.8	$(314.1)	$583.3
Cost of revenues	0	119.1	0.6	538.2	(318.4)	339.5

Gross profit	0	48.5	(0.6)	191.6	4.3	243.8

Research and development	0	10.4	2.2	47.5	0	60.1
Selling and marketing	0	15.0	0.2	21.3	0	36.5
General and administrative	0	5.7	0.2	29.4	0	35.3
Amortization of acquisitions related intangible assets	0	4.2	0	4.9	(1.0)	8.1
Restructuring, asset impairments and other, net	0	0	0	2.3	0	2.3

Total operating expenses	0	35.3	2.6	105.4	(1.0)	142.3

Operating income (loss)	0	13.2	(3.2)	86.2	5.3	101.5
Interest expense, net	(12.5)	(1.7)	0	(0.2)	0	(14.4)
Loss on debt repurchase	0	(0.7)	0	0	0	(0.7)
Other	0.1	(0.8)	0	(2.7)	0	(3.4)
Equity in earnings	91.1	76.8	2.3	0	(170.2)	0

Income (loss) before income taxes and minority interests	78.7	86.8	(0.9)	83.3	(164.9)	83.0
Income tax provision	0	2.0	0	(5.4)	0	(3.4)
Minority interests	0	0	0	0	0	0

Net income (loss)	78.7	88.8	(0.9)	77.9	(164.9)	79.6
Net income (loss) attributable to minority interest	0	0	0	0.1	(1.0)	(0.9)

Net income (loss) attributable to ON Semiconductor	$78.7	$88.8	$(0.9)	$78.0	$(165.9)	$78.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 1, 2011
Revenues	$0	$398.7	$7.5	$2,069.3	$(699.1)	$1,776.4
Cost of revenues	0	271.8	0.5	1,689.7	(694.1)	1,267.9

Gross profit	0	126.9	7.0	379.6	(5.0)	508.5

Research and development	0	93.8	5.6	80.9	0	180.3
Selling and marketing	0	36.9	0.5	63.2	0	100.6
General and administrative	0	49.4	0.4	49.6	0	99.4
Amortization of acquisition related intangible assets	0	9.1	0	14.1	(2.1)	21.1
Restructuring, asset impairments and other, net	0	2.8	0	14.7	0	17.5

Total operating expenses	0	192.0	6.5	222.5	(2.1)	418.9

Operating income (loss)	0	(65.1)	0.5	157.1	(2.9)	89.6
Interest expense, net	(26.0)	(3.8)	0	(5.3)	0	(35.1)
Other	0	3.4	0	2.1	0	5.5
Gain (loss) on acquisition	0	69.2	0	(0.1)	0	69.1
Equity in earnings	149.6	133.5	3.5	0	(286.6)	0

Income (loss) before income taxes and minority interests	123.6	137.2	4.0	153.8	(283.7)	129.1
Income tax provision	0	11.1	0	(15.1)	0	(4.0)

Net income (loss)	123.6	148.3	4.0	138.7	(283.7)	125.1
Net income (loss) attributable to minority interest	0	0	0	0	(1.5)	(1.5)

Net income (loss) attributable to ON Semiconductor Corporation	$123.6	$148.3	$4.0	$138.7	$(282.2)	$123.6

Net cash provided by operating activities	$0	$(157.7)	$0.1	$419.2	$0	$261.6

Cash flows from investing activities:
Purchases of property, plant and equipment	0	(42.8)	(0.1)	(130.6)		(173.5)
Funds deposited for purchases of property, plant and equipment	0	0	0	0	0	0
Proceeds from sales of held-to-maturity securities 2	0	0	0	0	0	0
Purchase of a business, net of cash acquired	0	69.1	0	(87)	0	(17.9)
Increase in restricted cash	0	142.1	0	0	0	142.1
Proceeds from sales of property, plant and equipment	0	0.1	0	3.2	0	3.3
Purchases of held-to-maturity securities	0	(112.2)	0	0	0	(112.2)

Net cash used in investing activities	0	56.3	(0.1)	(214.4)	0	(158.2)

Cash flows from financing activities:
Intercompany loans	0	(89.9)	0	89.9	0	0
Intercompany loan repayments	0	258.1	0	(258.1)	0	0
Proceeds from debt issuance	0	0	0	41.3		41.3
Proceeds from issuance of common stock under the employee stock purchase plan	0	4.0	0	0	0	4.0
Proceeds from exercise of stock options		57.1	0	0	0	57.1
Repurchase of Treasury Stock	0	(12.1)	0	0	0	(12.1)
Dividends to minority shareholder of consolidated subsidiary	0	0	0	0	0	0
Equity injections from Parent	0	0	0	0	0	0
Subsidiary declared dividend	0	0	0	0	0	0
Payment of capital lease obligation	0	(18.4)	0	(0.2)	0	(18.6)
Repayment of long term debt	0	(0.6)	0	(43.2)	0	(43.8)

Net cash used in financing activities	0	198.2	0	(170.3)	0	27.9

Effect of exchange rate changes on cash and cash equivalents	0	0	0	2.0	0	2.0

Net increase (decrease) in cash and cash equivalents	0	96.8	0	36.5	0	133.3
Cash and cash equivalents, beginning of period	0	392.3	0	231.0	0	623.3

Cash and cash equivalents, end of period	$0	$489.1	$0	$267.5	$0	$756.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 2, 2010
Revenues	$0	$339.7	$0	$1,421.1	$(627.3)	$1,133.5
Cost of revenues	0	231.1	1.3	1,056.9	(627.7)	661.6

Gross profit	0	108.6	(1.3)	364.2	0.4	471.9

Research and development	0	23.6	4.7	97.0	0	125.3
Selling and marketing	0	29.6	0.4	42.1	0	72.1
General and administrative	0	8.0	0.4	58.4	0	66.8
Amortization of acquisition related intangible assets	0	8.2	0	9.7	(2.0)	15.9
Restructuring, asset impairments and other, net	0	0	0	6.1	0	6.1

Total operating expenses	0	69.4	5.5	213.3	(2.0)	286.2

Operating income (loss)	0	39.2	(6.8)	150.9	2.4	185.7
Interest expense, net	(25.6)	(4.5)	0	(0.6)	0	(30.7)
Loss on debt repurchase	0	(0.7)	0	0	0	(0.7)
Other	0.1	0	0	(6.3)	0	(6.2)
Equity in earnings	167.2	120.1	3.8	0	(291.1)	0

Income (loss) before income taxes and minority interests	141.7	154.1	(3.0)	144.0	(288.7)	148.1
Income tax provision	0	7.3	0	(12.1)	0	(4.8)

Net income (loss)	141.7	161.4	(3.0)	131.9	(288.7)	143.3
Net income (loss) attributable to minority interest	0	0	0	0.1	(1.7)	(1.6)

Net income (loss) attributable to ON Semiconductor Corporation	$141.7	$161.4	$(3.0)	$132.0	$(290.4)	$141.7

Net cash provided by operating activities	$0	$123.9	$0	$144.5	$—	$268.4

Cash flows from investing activities:
Purchases of property, plant and equipment	0	(28.3)	0	(65.2)	0	(93.5)
Funds deposited for purchases of property, plant and equipment	0	0	0	(0.9)	0	(0.9)
Proceeds from sales of held-to-maturity securities	0	0	0	45.5	0	45.5
Purchase of a business, net of cash acquired	0	0	0	(90.2)	0	(90.2)
Proceeds from sales of property, plant and equipment	0	0	0	0	0	0

Net cash used in investing activities	0	(28.3)	0	(110.8)	0	(139.1)

Cash flows from financing activities:
Intercompany loans	0	(358.1)	0	358.1	0	0
Intercompany loan repayments	0	282.9	0	(282.9)	0	0
Proceeds from debt issuance	0	0	0	23.2	0	23.2
Proceeds from issuance of common stock under the employee stock purchase plan	0	3.3	0	0	0	3.3
Proceeds from exercise of stock options		7.3	0	0	0	7.3
Repurchase of Treasury Stock	0	(7.0)	0	0	0	(7.0)
Payment of capital lease obligation	0	(13.0)	0	(2.3)	0	(15.3)
Repayment of long term debt	0	(173.4)	0	(26.1)	0	(199.5)

Net cash used in financing activities	0	(258.0)	0	70.0	0	(188.0)

Effect of exchange rate changes on cash and cash equivalents	0	0	0	0.1	0	0.1

Net increase (decrease) in cash and cash equivalents	0	(162.4)	0	103.8	0	(58.6)
Cash and cash equivalents, beginning of period	0	286.0	0	239.7	0	525.7

Cash and cash equivalents, end of period	$0	$123.6	$0	$343.5	$0	$467.1

(1)	ON Semiconductor is a holding Company and has no operations apart from those of its operating subsidiaries. Additionally, ON Semiconductor does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

See also Note 10: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 8: Equity

Income per share calculations for the quarter and six months ended July 1, 2011 and July 2, 2010 respectively, are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net income applicable to ON Semiconductor Corporation	$41.0	$78.7	$123.6	$141.7

Basic weighted average common shares outstanding	446.2	430.3	443.8	429.2
Add: Incremental shares for:
Dilutive effect of stock options and awards	9.1	9.3	10.0	10.2
1.875% Convertible Senior Subordinated Notes	4.7	0	4.7	0
2.625% Convertible Senior Subordinated Notes	0.7	0	0.7	0
Zero Convertible Coupon Senior Subordinated Notes	0.8	0	0.8	0

Diluted weighted average common shares outstanding	461.5	439.6	460.0	439.4

Income per common share attributable to ON Semiconductor Corporation
Basic:	$0.09	$0.18	$0.28	$0.33

Diluted:	$0.09	$0.18	0.27	$0.32

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Common shares relating to employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive were excluded from the diluted earnings per share calculation. The excluded option shares were 5.0 million and 14.4 million for the quarters ended July 1, 2011 and July 2, 2010, respectively, and 5.6 million and 14.0 million for the six months ended July 1, 2011 and July 2, 2010, respectively.

For the quarter and six months ended July 2, 2010, the shares issuable upon the assumed conversion of the Zero Coupon Convertible Senior Subordinated Notes due 2024 were excluded in determining diluted net income per share. The Zero Coupon Convertible Senior Subordinated Notes were convertible into cash up to the par value of $99.4 million, based on a conversion price of $9.82 per share at July 2, 2010. The excess of fair value over par value is convertible into stock. On July 2, 2010, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

For the quarter and six months ended July 2, 2010, the shares issuable upon the assumed conversion of the 1.875% convertible senior subordinated notes due 2025 were excluded in determining diluted net income per share. The 1.875% convertible senior subordinated notes due 2025 were convertible into cash up to the par value of $95.0 million, based on a conversion price of $7.00 per share at July 2, 2010. The excess of the fair value over par value is convertible into stock. On July 2, 2010, the Company’s common stock traded below $7.00; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

For the quarter and six months ended July 2, 2010, the shares issuable upon the assumed conversion of the 2.625% convertible senior subordinated notes were excluded in determining diluted net income per share. The 2.625% convertible senior subordinated notes were convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of the fair value over par value is convertible into stock. On July 2, 2010, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.

Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of July 1, 2011, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended July 1, 2011 were $4.5 million for which the Company withheld 402,150 shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of July 1, 2011, but may be reissued or retired by the Company at a later date.

At December 31, 2010, the minority interest balance was $22.0 million. This balance increased to $23.5 million at July 1, 2011, due to the minority interest’s $1.5 million share of the earnings for the quarter, which has been reflected in the Company’s consolidated statement of operations for the quarter ended July 1, 2011.

At December 31, 2009, the minority interest balance was $19.6 million. This balance increased to $21.2 million at July 2, 2010 due to the minority interest’s $0.9 million and $1.6 million share of the earnings for the quarter and six months, respectively, which has been reflected in the Company’s consolidated statement of operations for the quarter ended July 2, 2010.

Note 9: Employee Stock Benefit Plans

At December 31, 2010, there was an aggregate of 24.4 million shares of common stock available for grant under the Company’s Amended and Restated Stock Incentive Plan (“Plan”), and at July 1, 2011, there was an aggregate of 19.1 million shares of common stock available for grant under the Company’s Plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Stock Options

The weighted-average estimated fair value of stock options granted during the quarter and six months ended July 1, 2011 was $4.28 per share and $4.23 per share, respectively. The weighted-average estimated fair value of stock options granted during the quarter and six months ended July 2, 2010 was $2.94 per share and $3.09 per share, respectively. The weighted-average assumptions associated with the stock options granted during the periods are as follows:

	Quarter Ended
	July 1, 2011	July 2, 2010
Volatility	45.1%	48.5%
Risk-free interest rate	2.0%	2.2%
Expected term	4.9 years	4.9 years

	Six Months Ended
	July 1, 2011	July 2, 2010
Volatility	42.1%	47.4%
Risk-free interest rate	2.1%	2.3%
Expected term	4.9 years	5.1 years

Pre-vesting forfeitures were estimated to be approximately 12.0% for the quarter and six months ended July 1, 2011, and 12.0% for the quarter and six months ended July 2, 2010, based on historical experience.

A summary of stock option transactions for all stock option plans is as follows (in millions, except per share and term data):

	Six Months Ended July 1, 2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2010	27.4	$7.44
Granted	0.3	10.82
Exercised	(8.3)	6.90
Cancelled	(0.4)	8.34

Outstanding at July 1, 2011	19.0	$7.70	4.9	$59.9

Exercisable at July 1, 2011	14.8	$7.85	4.3	$45.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Additional information about stock options outstanding at July 1, 2011 with exercise prices less than or above $10.67 per share, the closing price of the Company’s common stock at July 1, 2011, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $10.67	12.8	$7.13	4.0	$6.99	16.8	$7.09
Above $10.67	2.0	12.47	0.2	11.19	2.2	12.35

Total outstanding	14.8	$7.85	4.2	$7.20	19.0	$7.70

Restricted Stock Units and Awards

Restricted stock units that vest over three to four years with service-based requirements as well as restricted stock units that vest based on performance-based requirements are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of July 1, 2011 and changes during the six months ended July 1, 2011 (number of shares in millions):

	Six Months Ended July 1, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2010	12.3	$5.19
Granted	3.9	10.70
Released	(3.5)	4.91
Forfeited	(0.8)	7.97

Nonvested shares of restricted stock units at July 1, 2011	11.9	$6.88

Stock Grant Awards

During the six months ended July 1, 2011, the Company granted 0.1 million shares in stock grant awards with a weighted average grant date fair value of $10.55 per share to non-executive members of the Board of Directors. The awards vested and shares of common stock were issued immediately upon the effective date of the grant.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Employee Stock Purchase Plans

As of July 1, 2011, there were 4.7 million shares available for issuance under the 2000 Employee Stock Purchase Plan (“ESPP”). The weighted-average fair value of shares issued under the ESPP during the quarter and six months ended July 1, 2011 was $2.11 per share and $2.07 per share, respectively. The weighted-average fair value of shares issued under the ESPP during the quarter and six months ended July 2, 2010 was $1.82 per share and $1.95 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Six Months Ended
Employee Stock Purchase Plan	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.1%	0.2%	0.1%	0.1%
Volatility	34.0%	38.0%	31.0%	42.0%

Share-Based Compensation Expense

Total share-based compensation expense, related to the Company’s stock options, restricted stock units, restricted stock awards, stock grant awards, and employee stock purchase plan, recognized for the quarter and six months ended July 1, 2011 and July 2, 2010, respectively, was comprised as follows (in millions):

	Quarter Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Cost of revenues	$1.7	$3.3	$3.6	$6.6
Research and development	1.9	2.7	3.9	5.2
Selling and marketing	1.7	2.0	3.6	4.6
General and administrative	5.2	7.0	9.8	12.3
Restructuring	0	0.4	0	0.4

Share-based compensation expense before income taxes	$10.5	$15.4	$20.9	$29.1

Related income tax benefits (1)	0	0	0	0

Share-based compensation expense, net of taxes	$10.5	$15.4	$20.9	$29.1

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At July 1, 2011, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options and non-vested restricted stock units granted prior to that date was $8.9 million and $33.2 million, respectively. The total intrinsic value of stock options exercised during the quarter and six months ended July 1, 2011 was $11.0 million and $34.5 million, respectively. The Company recorded cash received from the exercise of stock options of $16.0 million and $57.1 million and cash from issuance of shares under the ESPP of $2.1 million and $4.0 million and recorded no related tax benefits during the quarter and six months ended July 1, 2011, respectively. The Company issues new shares of stock upon the exercise of stock options, restricted stock units vesting and the completion of a purchase under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 10: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of July 1, 2011 (in millions):

Remainder of 2011	$13.5
2012	25.1
2013	20.1
2014	17.5
2015	15.7
Thereafter	30.9

Total	$122.8

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheet. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheet as of July 1, 2011 related to this

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

The Company’s manufacturing location in Aizu, Japan is located on property where soil and ground water contamination has been detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company is working with local authorities to determine the appropriate remediation actions and expects to be indemnified for remediation costs, subject to certain limitations, by the prior owner pursuant to an agreement between the Company and the prior owner. Based on information available, any costs to the Company in connection with this matter are not expected to be material.

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $3.8 million as of July 1, 2011. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million but had not done so as of July 1, 2011. The Company also has outstanding guarantees and letters of credit outside of its non-reusable commitment credit totaling $9.3 million as of July 1, 2011.

As part of securing financing in the normal course of business, the Company issued guarantees related to its capital lease obligations and real estate mortgages which totaled approximately $129.7 million as of July 1, 2011. For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $122.8 million as payments come due. The Company had not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

(unaudited)

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

(unaudited)

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals and remanded the final appeal to the District Court to determine whether the appellant has standing to object to the settlement. The District Court has yet to rule on that issue. The settlement calls for a total payment of $586 million from all defendants, including underwriters, of which $100 million is allocated to the approximately 300 issuer defendants. Under the settlement, the Company’s insurers are to pay the full amount of the settlement share allocated to it, and the Company would bear no financial liability. The Company, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon the Company’s current knowledge, the Company believes that the final result of this action will have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other Litigation Matter

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation, C.A. No. 1:10-CV-01101-GMS. The lawsuit was brought by a stockholder of ON Semiconductor Corporation and alleges generally that (1) ON Semiconductor Corporation’s 2010 proxy statement contained materially false and misleading information regarding our Amended and Restated Stock Incentive Plan (“Plan”) in violation of the federal securities laws; (2) the Plan was defective and, thus, any awards made pursuant to the Plan would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor Corporation officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Plan. The Company has moved to dismiss the lawsuit. The Company denies the substantive allegations made in the lawsuit and intends to continue to vigorously defend against them. While the Company makes no assurances or guarantees as to the outcome of this proceeding, based upon our current knowledge, the Company believes that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.

See Part I, Item 1 “Business-Government Regulation” of the 2010 Form 10-K for information on certain environmental matters.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 11: Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2011 and December 31, 2010 (in millions):

	Balance as of July 1, 2011	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$454.9	$454.9	$309.4	$309.4
Money market funds	46.1	46.1	46.1	46.1
Treasuries	249.2	249.2	267.8	267.8
Commercial paper	5.0	5.0	0	0
Corporate bonds	1.4	1.4	0	0
Short-term investments:
Commercial paper	40.0	40.0	0	0
Corporate bonds	72.2	71.1	0	0

Total cash, cash equivalents, short-term investments	$868.8	$867.7	$623.3	$623.3

Other Current Assets
Foreign currency exchange contracts	1.3	1.3	1.1	1.1

Total financial assets	$870.1	$869.0	$624.4	$624.4

Liabilities:
Foreign currency exchange contracts	$0.8	$0.8	$0.6	$0.6

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s short-term investments balance of $112.2 million contains $1.1 million of unrealized losses as of July 1, 2011.

As of July 1, 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations) at July 1, 2011 and December 31, 2010 are as follows (in millions):

	July 1, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes - Level 1	$675.2	$853.3	$579.7	$818.0
Long-term debt - Level 3	$538.4	$503.8	$160.7	$155.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The fair value of the Convertible Notes was estimated based on quoted market prices.

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at July 1, 2011 and December 31, 2010.

The fair value of Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current rates ranging from 0.93% to 4.05% at July 1, 2011.

Note 12: Segment Information

Revenues, gross profit and operating income for the Company’s reportable segments for the three and six months ended July 1, 2011 and July 2, 2010, respectively, are as follows (in millions):

	Automotive & Power Group	Computing & Consumer Group	Digital, Mixed- Signal and Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended July 1, 2011:
Revenues from external customers	$155.7	$143.8	$155.8	$176.2	$274.3	$905.8
Segment gross profit	$54.7	$58.2	$85.2	$64.8	$21.6	$284.5
Segment operating income (loss)	$22.7	$28.1	$30.4	$43.9	$(42.4)	$82.7
For quarter ended July 2, 2010:
Revenues from external customers	$139.2	$134.1	$134.0	$176.0	$0	$583.3
Segment gross profit	$51.9	$61.6	$77.9	$63.9	$0	$255.3
Segment operating income (loss)	$23.7	$31.7	$31.1	$38.3	$0	$124.8

	Automotive & Power Group	Computing & Consumer Group	Digital, Mixed- Signal and Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the six months ended July 1, 2011:
Revenues from external customers	$302.7	$277.1	$294.8	$349.4	$552.4	$1,776.4
Segment gross profit	$110.1	$112.6	$163.5	$131.6	$26.0	$543.8
Segment operating income (loss)	$45.5	$49.2	$56.7	$88.9	$(85.2)	$155.1
For six months ended July 2, 2010:
Revenues from external customers	$265.1	$258.3	$272.5	$337.6	$0	$1,133.5
Segment gross profit	$96.7	$114.5	$162.5	$123.3	$0	$497.0
Segment operating income (loss)	$39.3	$52.4	$67.1	$76.6	$0	$235.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	July 1, 2011	July 2, 2010
Gross profit for reportable segments	$284.5	$255.3
Unallocated amounts:
Other unallocated manufacturing costs	(18.4)	(11.5)

Gross profit	$266.1	$243.8

Operating income for reportable segments	$82.7	$124.8
Unallocated amounts:
Restructuring and other charges	(5.1)	(2.3)
Other unallocated manufacturing costs	(18.4)	(11.5)
Other unallocated operating expenses	(2.3)	(9.5)

Operating income	$56.9	$101.5

	Six Months Ended
	July 1, 2011	July 2, 2010
Gross profit for reportable segments	$543.8	$497.0
Unallocated amounts:
Other unallocated manufacturing costs	$(35.3)	$(25.1)

Gross profit	$508.5	$471.9

Operating income for reportable segments	$155.1	$235.4
Unallocated amounts:
Restructuring and other charges	(17.5)	(6.1)
Other unallocated manufacturing costs	(35.3)	(25.1)
Other unallocated operating expenses	(12.7)	(18.5)

Operating income	$89.6	$185.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Revenues by geographic location including local sales and exports made by operations within each area, based on shipments from the respective country, are summarized as follows (in millions):

	Quarter Ended
	July 1, 2011	July 2, 2010
United States	$134.8	$117.9
Other Americas	11.1	2.8
United Kingdom	107.8	92.8
Belgium	2.1	0
China	277.6	199.4
Japan	119.0	17.7
Singapore	193.6	134.0
Other Asia/Pacific	59.8	18.7
Other Europe	0	0

	$905.8	$583.3

	Six Months Ended
	July 1, 2011	July 2, 2010
United States	$262.0	$237.1
Other Americas	17.3	4.5
United Kingdom	217.7	186.7
Belgium	3.0	0.1
China	547.5	371.6
Japan	244.4	32.5
Singapore	364.4	264.2
Other Asia/Pacific	120.1	36.8
Other Europe	0	0

	$1,776.4	$1,133.5

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	July 1, 2011	December 31, 2010
United States	$263.4	$223.7
China	100.3	97.0
Europe	107.0	104.6
Malaysia	156.7	137.4
Other Asia/Pacific	266.0	178.3
Japan	185.2	70.8
Belgium	65.2	47.8
Other Americas	7.1	4.7

	$1,150.9	$864.3

For the quarter and six months ended July 1, 2011, there was no individual customer which accounted for more than 10.0% of the Company’s total revenues. For the quarter and six months ended July 2, 2010, one of the Company’s customers accounted for 12.0% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“Commission”) on February 24, 2011, and our unaudited consolidated financial statements for the fiscal quarter ended July 1, 2011, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A, “Risk Factors” of our 2010 Form 10-K.

Company Highlights for the Quarter Ended July 1, 2011

•	Record total revenues of approximately $905.8 million

•	Record cash, cash equivalents and short-term investments of $868.8 million

•	Record quarterly devices shipped of over 11 billion units

Executive Overview

This Executive Overview presents summary information regarding our industry, markets and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual revenue growth rate in our total addressable market of approximately 4.6% during 2011 through 2014. These are not our projections and may not be indicative of actual results, but we, like many of our competitors, view this information as helpful, third-party projections and estimates.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 42,000 products and we shipped approximately 20.0 billion units during the first six months of 2011 as compared to approximately 18.9 billion units in the first six months of 2010. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.

Acquisitions

Acquisition of SANYO Semiconductor Co., Ltd. (“SANYO Semiconductor”)

On January 1, 2011, we paid SANYO Electric Co., Ltd. (“SANYO Electric”) $142.1 million in cash (using restricted cash as of December 31, 2010) and issued a $377.5 million note payable to SANYO Electric, through our subsidiary Semiconductor Components Industries (“SCI LLC”), whereby SANYO Semiconductor became a wholly-owned subsidiary of ours. In the second quarter of 2011, we received approximately $39.7 million in cash from SANYO Electric of which $19.0 million had been recognized as of April, 2011. These amounts represent adjustments for working capital and pension levels, as defined in the purchase accounting agreement as well as certain adjustments to conform to our accounting policies. As a result of these adjustments, the purchase price has been reduced to $479.9 million as of July 1, 2011. The purchase price may be subject to future adjustments primarily related to pension and related benefit liabilities.

We believe that this acquisition has provided and will provide us with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Ultimately, we believe that the combination of SANYO Semiconductor’s operations with our own has provided and will provide us with highly complementary products, customers and geographic regions. See Note 2: “Acquisitions,” Note 5: “Restructuring, Asset Impairment and Other, net,” Note 6: “Balance Sheet” and Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information about the acquisition of SANYO Semiconductor.

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

Automotive & Power Products	Computing & Consumer Products	Digital, Mixed- Signal and Memory Products	Standard Products	SANYO Semiconductor Products

MOSFETs	DC-DC Conversion	Medical	Bipolar Power	Hyper Devices

Analog Automotive	Analog Switches	Integrated Sensor Products (“ISP”)	Thyristor	Hybrid Integrated Circuits

Auto Power	AC-DC Conversion	Military & Aerospace	Small Signal	Standard LSI Products

LDO & Vregs	Low Voltage	Mixed Signal ASICs	Zener	Custom LSI Products

Mixed-Signal Automotive	Standard Logic	Industrial ASSPs	Protection

	Power Switching	High Frequency	Rectifier

	Signal & Interface	Foundry and Integrated Passive Device (“IPD”) Manufacturing Services	Filters

Memory Products

Customers

We have approximately 425 direct customers worldwide, and we also service approximately 262 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Continental Automotive Systems, Panasonic, Delta, Samsung, Hella, LG Electronics, Motorola Mobility, Motorola Solutions, Boston Scientific, Delphi, Huawei Technology, Seagate Technology, Bosch, Sony Ericsson, Siemens, Visteon, Triquint Semiconductor, and Johnson Controls; (2) electronic manufacturing service providers, such as Flextronics, Jabil, Benchmark Electronic, and Sanmina; and (3) global distributors, such as Avnet, World Peace, Arrow, Wintech, Yosun, EBV Elektronik, and Future.

Operating Facilities

We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, India, Ireland, and France, and we currently operate manufacturing facilities in Arizona, Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand.

With the acquisition of SANYO Semiconductor, we have gained various process and packaging capabilities in various sites in Japan as well as back end assembly and test facilities in the Philippines, China, Thailand and Vietnam. We expect to consolidate SANYO Semiconductor’s Japanese manufacturing facilities from five sites down to two sites, resulting in a footprint of roughly 2 million square feet in fabrication space and approximately 0.4 million square feet in assembly and test space. Outside of Japan, we currently own or lease through SANYO Semiconductor and its subsidiaries approximately 2.3 million square feet of production space. Much of the reductions in assembly and test activities in Japan will be transferred into our existing SANYO Semiconductor or other Company facilities.

New Product Innovation

As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 237 new product families in 2010. During the first six months of 2011, we introduced an additional 248 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

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

During the second quarter of 2011 we were negatively impacted from reduced production and increased expenses incurred as a result of the Japan earthquake and resulting tsunami. We estimate that production disruptions negatively impacted our gross profit and net income by approximately $10.0 million in the second quarter of 2011. Production at our Japan factories was back to full capacity in May 2011.

Second quarter 2011 gross profit and net income was slightly less than anticipated due to a more adverse impact from the March 2011 earthquake and resulting tsunami in Japan, and manufacturing cost increases from commodity prices and foreign currencies.

Outlook

Throughout the month of July, end-market conditions have deteriorated. While we believe we are prepared to support higher growth if higher demand materializes, given the more challenging global economic climate we are planning for a broad range of revenue guidance in the third quarter of 2011. Based upon product booking trends, backlog levels and estimated turns levels, we anticipate that total Company revenues will be approximately $895.0 million to $925.0 million in the third quarter of 2011. Backlog levels for the third quarter of 2011 represent approximately 90.0% of our anticipated third quarter 2011 revenues. We estimate average selling prices for the second quarter of 2011 will be flat to down approximately 1.0% compared to the second quarter of 2011. We estimate cash capital expenditures of approximately $85.0 million in the third quarter of 2011.

For the third quarter of 2011, we estimate gross profit as a percentage of revenues to be approximately 33.0% to 35.0%. We continue to face the adverse cost impact from the weak U.S. dollar and stronger commodity prices. This gross margin percentage reflects an expected negative impact of $10.0 million from expensing of fair market value step up associated with our acquisitions. For the third quarter of 2011, we also expect total operating expenses of approximately $200.0 million to $205.0 million, which includes amortization of acquisition-related intangible assets, restructuring, asset impairment and other charges of approximately $15.0 million.

For the third quarter of 2011, we anticipate interest expense, net of interest income and other will be approximately $21.0 million, which includes non-cash interest expense of approximately $9.0 million relating to our convertible senior subordinated notes. We estimate that the provision for income taxes will be approximately $8.0 million to $10.0 million in the third quarter of 2011, with cash payments of income taxes of approximately $5.0 million to $7.0 million. We also estimate share-based compensation expense of approximately $12.0 million in the third quarter of 2011, of which approximately $2.0 million is expected to be included in cost of goods sold and the remaining included within operating expenses above.

Results of Operations

Quarter Ended July 1, 2011 Compared to Quarter Ended July 2, 2010

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended July 1, 2011 and July 2, 2010. The amounts in the following table are in millions:

	Quarter ended
	July 1, 2011	July 2, 2010	Dollar Change
Revenues	$905.8	$583.3	$322.5
Cost of revenues	639.7	339.5	300.2

Gross profit	266.1	243.8	22.3
Operating expenses:
Research and development	89.2	60.1	29.1
Selling and marketing	51.2	36.5	14.7
General and administrative	52.3	35.3	17.0
Amortization of acquisition-related intangible assets	11.4	8.1	3.3
Restructuring, asset impairments and other net	5.1	2.3	2.8

Total operating expenses	209.2	142.3	66.9

Operating income	56.9	101.5	(44.6)

Other income (expenses):
Interest expense	(17.8)	(14.5)	(3.3)
Interest income	0.2	0.1	0.1
Other	5.7	(3.4)	9.1
Loss on debt repurchase	0	(0.7)	0.7

Other income (expenses), net	(11.9)	(18.5)	6.6

Income before income taxes and minority interests	45.0	83.0	(38.0)
Income tax provision	(3.2)	(3.4)	0.2

Net income	41.8	79.6	(37.8)
Net income attributable to minority interests	(0.8)	(0.9)	0.1

Net income attributable to ON Semiconductor Corporation	$41.0	$78.7	$(37.7)

Revenues

Revenues were $905.8 million and $583.3 million during the quarter ended July 1, 2011 and July 2, 2010, respectively. The increase in the second quarter of 2011 as compared to the second quarter of 2010 was primarily due to an increase in revenues from our acquisition of SANYO Semiconductor, the ISBU from Cypress Semiconductor, and Sound Design Technologies Ltd. (“SDT”) of $290.3 million, or 50% combined with increases in volume and mix of 6% , partially offset by decreases in average selling prices of approximately 1%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended July 1, 2011	As a % of Revenue	Quarter Ended July 2, 2010	As a % of Revenue	Dollar Change	% Change
Automotive and Power Group	$155.7	17%	139.2	24%	$16.5	12%
Computing & Consumer Group	143.8	16%	134.1	23%	9.7	7%
Digital, Mixed-Signal & Memory Product Group	155.8	17%	134.0	23%	21.8	16%
Standard Products Group	176.2	19%	176.0	30%	0.2	<1%
SANYO Semiconductor Products Group	274.3	30%	0	0%	274.3	N/A

Total revenues	$905.8		$583.3		$322.5

Revenues from the automotive and power group increased $16.5 million, or 12%, in the second quarter of 2011 as compared to the second quarter of 2010. The increase is attributed to increases in revenues from mixed signal automotive products of 17.2%, MOSFETs of 7.5%, analog automotive products of 16.5%, auto power products of 31.4%, LDO and voltage regulators of 8.2%, partially offset by revenue decreases in automotive application specific standard products of 6.5%.

Revenues from computing and consumer products increased $9.7 million, or 7%, in the second quarter of 2011 as compared to the second quarter of 2010. The increase in revenue is attributed to increases in revenues from power switching of 15.5%, DC-DC conversion products of 46.9%, standard logic products of 9.8%, low voltage power products of 10.6%, signal and interface products of 2.9%, AC-DC conversion products of 2.6%, partially offset by revenue decreases in analog switches of 39.3%.

Revenues from digital, mixed-signal and memory products increased $21.8 million, or 16%, in the second quarter of 2011 as compared to the second quarter of 2010. The increase in revenue is attributed to products related to the acquisition of the ISBU from Cypress Semiconductor, products related to the acquisition of SDT, products related to the Catalyst Semiconductor Inc. (“Catalyst”) acquisition of 15.9%, mixed-signal ASIC products of 8.4%, linear light sensor products products of of 100.5%, industrial ASSP products of 108.8%, IPD and manufacturing services of 36.6%, PulseCore Holdings (Cayman), Inc. (“PulseCore”) products of 55.4%, partially offset by decreases in revenue in military and aerospace of 11.5%, foundry services of 14.3%, high frequency products of 5.8%, and medical products of .5%.

Revenue from standard products increased $0.2 million, or less than one percent, in the second quarter of 2011 as compared to the second quarter of 2010. The increase in revenue is attributed to increases in revenues from small signal products of 9.2%, bipolar power products of 33.0%, rectifier products of 3.4%, partially offset by a decrease in revenue related to filter products of 21.4%, protection products of 7.7%, thyristor products of 16.7%, and zener products of 4.5%.

Revenues from SANYO Semiconductor products were $274.3 million in the second quarter of 2011. These revenues are the result of our January 1, 2011 SANYO Semiconductor acquisition.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended July 1, 2011	As a % of Revenue	Quarter Ended July 2, 2010	As a % of Revenue
Americas	$145.9	16%	$120.7	21%
Asia/Pacific	650.1	72%	369.7	63%
Europe	109.8	12%	92.9	16%

Total	$905.8	100%	$583.3	100%

As a result of our acquisition of SANYO Semiconductor our concentration of global revenue has further shifted to the Asia/Pacific region.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended July 1, 2011, we had no single customer that accounted for 10% of our total revenues. For the quarter ended July 2, 2010, we had one customer that accounted for 12% our total revenues.

Gross Profit

Our gross profit was $266.1 million in the second quarter of 2011 compared to $243.8 million in the second quarter of 2010, primarily as a result of gross profit contribution from our recent SANYO Semiconductor acquisition. Our gross profit in the second quarter of 2011 was impacted by approximately $22.1 million of increased cost of sales associated with the write-off of step-up in fair market value of inventory related to recent acquisitions and $30.4 million of non-cash manufacturing expenses associated with our SANYO Semiconductor acquisition. As a percentage of revenues, our gross profit was 29.4% in the second quarter of 2011 as compared to 41.6% in the second quarter of 2010.

	Quarter Ended July 1, 2011	As a % of Net Revenue	Quarter Ended July 2, 2010	As a % of Net Revenue	Dollar Change	% Change
Automotive & Power Group	$54.7	6.0%	$51.9	8.5%	$2.8	5.4%
Computing & Consumer Products Group	58.2	6.4%	$61.6	10.1%	(3.4)	(5.5)%
Digital, Mixed-Signal & Memory Product Group	85.2	9.4%	$77.9	13.4%	7.3	9.4%
Standard Products Group	64.8	7.2%	$63.9	11.8%	0.9	1.4%
SANYO Semiconductor Products Group	21.6	2.4%	$0	0%	21.6	N/A

Gross profit by segment	284.5		255.3		$29.2
Unallocated
Manufacturing	(18.4)	(2.0)%	(11.5)	(2.2)%

Total gross profit	$266.1	29.4%	$243.8	41.6%

Gross profit from automotive and power products increased $2.8 million, or 5.4%, in the second quarter of 2011 as compared to the second quarter of 2010. The increase in gross profit is attributed to increases in gross profit from analog automotive products of 31.7%, LDO and voltage regulator products of 10.6%, MOSFET products of 4.3%, offset by decreases in gross profit associated with mixed signal automotive products of 3.2%, automotive application specific standard products of 51.0%, and auto power products of 1.5%.

Gross profit from computing and consumer products decreased $3.4 million, or 5.5%, in the second quarter of 2011 as compared to the second quarter of 2010. The decrease in gross profit is attributed to increases in gross profit from DC-DC conversion products of 52.4%, low voltage power products of 8.9%, power switching products of 0.8%, offset by decreases in gross profit associated with analog switching products of 61.5%, AC-DC conversion products of 12.9%, signal and interface products of 8.7%, and standard logic products of 7.6%.

Gross profit from digital, mixed-signal and memory products increased $7.3 million, or 9.4%, in the second quarter of 2011 as compared to the second quarter of 2010. The increase in gross profit is attributed to the increase in gross profit associated with the ISBU acquisition, mixed signal ASIC products of 17.0%, along with the increases in gross margin of products associated with the Catalyst acquisition of 53.6%, IPD and manufacturing services of 119.6%, industrial ASSP products of 66.0%, products associated with the SDT acquisition of 243.1%, products acquired in the PulseCore acquisition of 42.0%, ISP products of 9.5%, partially offset by decreases in gross margin from foundry products of 22.6%, medical products of 9.6%, military and aerospace products of 8.1%, and high frequency products of 5.6%.

Gross profit from standard products increased $0.9 million, or 1.4%, in the second quarter of 2011 as compared to the second quarter of 2010. The increase in gross profit is attributed to the increase in gross margin from small signal products of 26.9%, bipolar power products of 30.7%, rectifier products of 1.2%, offset by a decreases in gross margin in filter products of 49.2%, protection product of 14.0%, zener products of 10.4%, and thyristor products of 23.6%.

Gross profit from SANYO Semiconductor products was $21.6 million, in the second quarter of 2011. The gross profit includes the impact of approximately $22.1 million of increased cost of sales associated with the write-off of step-up in fair market value of inventory and $30.4 million of expensing of non-cash manufacturing expenses associated with our SANYO Semiconductor acquisition. Any future improvement to gross profit will be largely contingent on the execution of our manufacturing consolidation strategy previously discussed.

Operating Expenses

Research and development expenses were $89.2 million in the second quarter of 2011 compared to $60.1 million in the second quarter of 2010, representing an increase of $29.1 million, or 48.4%. Research and development expenses represented 9.8% and 10.3% of revenues for the second quarter of 2011 and the second quarter of 2010, respectively. The increase in research and development expenses was attributable to increased expense associated with on-going research and development activities at SANYO Semiconductor along with an increase in labor cost related to increased head count in the second quarter of 2011 as compared to the second quarter of 2010.

Selling and marketing expenses were $51.2 million in the second quarter of 2011 compared to $36.5 million in the second quarter of 2010, representing an increase of $14.7 million, or 40.3%. Selling and marketing expenses represented 5.7% and 6.3% of revenues for the second quarter of 2011 and the second quarter of 2010, respectively. The increase in selling and marketing expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition along with an increase in labor cost related to increased head count in the second quarter of 2011 as compared to the second quarter of 2010.

General and administrative expenses were $52.3 million in the second quarter of 2011 compared to $35.3 million in the second quarter of 2010, representing an increase of $17.0 million, or 48.2%. General and administrative expenses represented 5.8% and 6.1% of revenues for the second quarter of 2011 and the second quarter of 2010, respectively. The increase in general and administrative expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition along with an increase in labor cost related to increased head count in the second quarter of 2011 as compared to the second quarter of 2010.

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $11.4 million and $8.1 million for the quarters ended July 1, 2011 and July 2, 2010, respectively. The increase of $3.3 million from the second quarter of 2010 to 2011 was primarily attributed to amortization of intangible assets associated with our acquisitions of the ISBU from Cypress Semiconductor, SANYO Semiconductor, and SDT.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net was $5.1 million in the second quarter of 2011 compared to $2.3 million in the second quarter of 2010.

During the quarter ended July 1, 2011, we continued with our previously announced plans to close our Phoenix, Arizona wafer manufacturing facility for cost saving purposes. As part of these plans, 166 employees were notified that their employment with us would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the second quarter, all of these employees still remain employed by us. During the quarter ended July 1, 2011 we recorded $2.5 million of employee separation charges. All individuals notified are expected to be exited during the third and fourth quarters of 2011 with all related benefit payments being made in the same periods.

Additionally, during the second quarter ended July 1, 2011, we recorded exit costs of approximately $0.3 million, related to the decommissioning of the Phoenix, Arizona wafer manufacturing facility.

During the quarter ended July 1, 2011, we recorded $2.3 million in charges related to damaged inventory and other assets relating to the Japanese earthquake.

In June 2010, we acquired SDT and announced plans to integrate the overlapping operations of SDT, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the quarter ended July 2, 2010 we recorded $2.0 million of employee separation charges. These termination benefits were for 36 individuals, of which 35 had been terminated as of July 2, 2010. All terminations were completed by the end of the third quarter of fiscal 2010.

In January 2010, we acquired California Micro Devices Corporation (“CMD”) and announced plans to integrate the overlapping operations of CMD and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the quarter ended July 2, 2010 we recorded $0.2 million of employee separation charges. These termination benefits are for four individuals, each of whom had been terminated as of July 2, 2010. All terminations were completed by the end of fiscal 2010. Additionally, during the quarter ended July 2, 2010, we recorded $0.1 million of exit costs for the termination of certain leases.

Operating Income

Information about operating income from our reportable segments for the quarters ended July 1, 2011 and July 2, 2010 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital Mixed- Signal, Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the quarter ended July 1, 2011:
Segment operating income (loss)	$22.7	$28.1	$30.4	$43.9	$(42.4)	$82.7
For the quarter ended July 2, 2010:
Segment operating income	$23.7	$31.7	$31.1	$38.3	$0	$124.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	July 1, 2011	July 2, 2010
Operating income for reportable segments	$82.7	$124.8
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(5.1)	(2.3)
Other unallocated manufacturing costs	(18.4)	(11.5)
Other unallocated operating expenses	(2.3)	(9.5)

Operating income	$56.9	$101.5

Interest Expense and Other

Interest expense increased $3.3 million to $17.8 million in the second quarter of 2011 compared to $14.5 million in the second quarter of 2010. We recorded amortization of debt discount to interest expense of $8.9 million and $8.3 million for the quarters ended July 1, 2011 and July 2, 2010, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the second quarter of 2011 was $1,278.7 million with a weighted average interest rate of 5.5% compared to $844.1 million and a weighted average interest rate of 6.9% in the second quarter of 2010. See “Key Financing Events” below for a description of our refinancing activities.

Provision for Income Taxes

Provision for income taxes was $3.2 million in the second quarter of 2011 compared to $3.4 million in the second quarter of 2010. The provision for the second quarter of 2011 included $3.7 million for income and withholding taxes of certain of our foreign and U.S. operations and $0.3 million of new reserves and interest on existing reserves for potential liabilities in U.S. and foreign taxing jurisdictions, partially offset by the reversal of $0.8 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first quarter of 2011.

The provision for the second quarter of 2010 included $3.3 million for income and withholding taxes of certain of our foreign and U.S. operations and $0.3 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.2 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the second quarter of 2010.

Due to our domestic tax losses and tax rate differentials in our foreign subsidiaries, our effective tax rate is lower than the U.S. statutory federal income tax rate. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Six Months Ended July 1, 2011 Compared to Quarter Ended July 2, 2010

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended July 1, 2011 and July 2, 2010. The amounts in the following table are in millions:

	Six Months Ended
	July 1, 2011	July 2, 2010	Dollar Change
Revenues	$1,776.4	$1,133.5	$642.9
Cost of revenues	1,267.9	661.6	606.3

Gross profit	508.5	471.9	36.6
Operating expenses:
Research and development	180.3	125.3	55.0
Selling and marketing	100.6	72.1	28.5
General and administrative	99.4	66.8	32.6
Amortization of acquisition-related intangible assets	21.1	15.9	5.2
Restructuring, asset impairments and other net	17.5	6.1	11.4

Total operating expenses	418.9	286.2	132.7

Operating income	89.6	185.7	(96.1)

Other income (expenses):
Interest expense	(35.6)	(30.9)	(4.7)
Interest income	0.5	0.2	0.3
Other	5.5	(6.2)	11.7
Loss on debt repurchase	0	(0.7)	0.7
Gain on SANYO Acquisition	69.1	0	69.1

Other income (expenses), net	39.5	(37.6)	77.1

Income before income taxes and minority interests	129.1	148.1	(19.0)
Income tax provision	(4.0)	(4.8)	0.8

Net income	125.1	143.3	(18.2)
Net income attributable to minority interests	(1.5)	(1.6)	0.1

Net income attributable to ON Semiconductor Corporation	$123.6	$141.7	$(18.1)

Revenues

Revenues were $1,776.4 million and $1,133.5 million for the six months ended July 1, 2011 and July 2, 2010, respectively. The increase in the second quarter of 2011 as compared to the second quarter of 2010 was primarily due to increases in revenues from our acquisitions of SANYO Semiconductor, the ISBU from Cypress Semiconductor, and SDT of $577.5 million, or 51% combined with increases attributable to volume and mix of 7%, partially offset by decreases in average selling prices of approximately 1%. The revenues by reportable segment were as follows (dollars in millions):

	Six Months Ended July 1, 2011	As a % of Revenue	Six Months Ended July 2, 2010	As a % of Revenue	Dollar Change	% Change
Automotive and Power Group	$302.7	17%	$265.1	23%	$37.6	14%
Computing & Consumer Group	277.1	16%	258.3	23%	18.8	7%
Digital, Mixed-Signal & Memory Product Group	294.8	17%	272.5	24%	22.3	8%
Standard Products Group	349.4	20%	337.6	30%	11.8	3%
SANYO Semiconductor Products Group	552.4	31%	0	0%	552.4	N/A

Total revenues	$1,776.4		$1,133.5		$642.9

Revenues from the automotive and power group increased $37.6 million, or 14%, in the first six months of 2011 as compared to the first six months of 2010. The increase is attributed to increases in revenues from mixed signal automotive products of 18.7%, MOSFETs of 9.0%, analog automotive products of 22.6%, LDO and voltage regulator products of 12.5%, auto power products of 23.9%, and automotive application specific standard products of 0.9%.

Revenues from computing and consumer products increased $18.8 million, or 7%, in the first six months of 2011 as compared to the first six months of 2010. The increase in revenue is attributed to increases from power switch products of 18.5%, DC-DC conversion products of 45.0%, standard logic products of 13.7%, signal and interface products of 5.8%, low voltage power products of 0.6%, partially offset by revenue decreases in analog switches of 34.3%, and AC-DC conversion products of 2.0%.

Revenues from digital, mixed-signal and memory products increased $22.3 million, or 8%, in the second quarter of 2011 as compared to the second quarter of 2010. The increase in revenue is attributed to products related to the acquisition of the ISBU from Cypress Semiconductor, products related to the acquisition of SDT of greater than 100%, products related to the Catalyst acquisition of 17.7%, mixed-signal ASIC products of 12.2%, IPD and manufacturing services of 32.8%, industrial ASSP products of 60.9%, linear light sensor products of 25.0%, offset by decreases in revenues related to military and aerospace of 16.9%, foundry services of 21.3%, medical products of 12.6%, high frequency products of 5.8%, and PulseCore products of 28.4%.

Revenue from standard products increased $11.8 million, or 3%, in the first six months of 2011 as compared to the first six months of 2010. The increase in revenue is attributed to increases in revenues from small signal products of 8.7%, bipolar power products of 24.9%, rectifier products of 1.8%, zener products of 3.1%, partially offset by a decrease in revenue related to thyristor products of 15.1%, filters of 5.8%, and protection products of 0.7%.

Revenues from SANYO Semiconductor products were $552.4 million in the first six months of 2011. These revenues are the result of our January 1, 2011 SANYO Semiconductor acquisition.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Six Months Ended July 1, 2011	As a % of Revenue	Six Months Ended July 2, 2010	As a % of Revenue (1)
Americas	$279.3	16%	$241.6	21%
Asia/Pacific	1,276.4	72%	705.0	62%
Europe	220.7	12%	186.9	16%

Total	$1,776.4	100%	$1,133.5	100%

(1)	Certain amounts may appear not to total correctly due to the rounding of individual amounts.

With our acquisition of SANYO Semiconductor there has been a further shift in our global revenues to the Asia/Pacific region.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended July 1, 2011, we had no single customer that accounted for 10% of our total revenues. For the six months ended July 2, 2010, we had one customer that accounted for 12% of our total revenues.

Gross Profit

Our gross profit was $508.5 million in the first six months of 2011 compared to $471.9 million in the first six months of 2010, primarily as a result of gross profit contribution from our recent SANYO Semiconductor acquisition. Our gross profit in the first six months of 2011 included approximately $42.4 million of increased cost of sales associated with the write-off of step-up in fair market value of inventory and $80.4 million of non-cash manufacturing expenses associated with our SANYO Semiconductor acquisition. As a percentage of revenues, our gross profit was 28.6% in the first six months of 2011 as compared to 41.6% in the first quarter of 2010.

	Six Months Ended July 1, 2011	As a % of Net Revenue	Six Months Ended July 2, 2010	As a % of Net Revenue	Dollar Change	% Change
Automotive & Power Group	$110.1	6.2%	$96.7	8.5%	$13.4	13.9%
Computing & Consumer Products Group	112.6	6.3%	114.5	10.1%	(1.9)	(1.7)%
Digital, Mixed-Signal & Memory Product Group	163.5	9.2%	162.5	13.4%	1.0	0.6%
Standard Products Group	131.6	7.4%	123.3	11.8%	8.3	6.7%
SANYO Semiconductor Products Group	26.0	1.5%	0	0%	26.0	N/A

Gross profit by segment	$543.8		$497.0		$46.8
Unallocated
Manufacturing	(35.3)	(2.0)%	(25.1)	(2.2)%

Total gross profit	$508.5	28.6%	$471.9	41.6%

Gross profit from automotive and power products increased $13.4 million, or 13.9%, in the first six months of 2011 as compared to the first six months of 2010. The increase in gross profit is attributed to increase in gross profit associated the the analog automotive products of 38.7%, LDO and voltage regulator products of 26.1%, MOSFET products of 10.7%, mixed signal automotive products of 7.9%, partially offset by decreases in gross margin of automotive application specific standard products of 44.4%, and auto power products of 20.8%.

Gross profit from computing and consumer products decreased $1.9 million, or 1.7%, in the first six months of 2011 as compared to the first six months of 2010. The decrease in gross margin is attributed to the increase in gross margin associated with the DC-DC conversion products of 45.5%, power switching products of 9.2%, signal and interface products of 2.2%, low voltage power products of 4.5%, partially offset by decreases in gross margin related to AC-DC conversion of 16.5%, analog switches of 51.6%, and standard logic products of 1.0%.

Gross profit from digital, mixed-signal and memory products increased $1.0 million or 0.6%, in the first six months of 2011 as compared to the first six months of 2010. The increase in gross margin is associated with the increase in gross margin associated with mixed-signal ASIC products of 16.1%, the increase in gross margin associated with the ISBU acquisition, IPD and manufacturing services of 87.3%, products associated with the Catalyst acquisition of 25.5%, products associated with the SDT acquisition of 602.7%, industrial ASSP products of 40.9%, offset by a decrease in gross margin related to medical products of 24.2%, military and aerospace products of 15.5%, foundry services of 17.5%, high frequency products of 5.8%, a decrease in products associated with the PulseCore acquisition of 36.0%, and a decrease in products associated with linear light sensor products of 2.9%.

Gross profit from standard products increased $8.3 million, or 6.7%, in the first six months of 2011 as compared to the first six months of 2010. The decrease in gross margin is attributed to the increase in gross margin from small signal products of 8.3%, bipolar power products of 24.9%, rectifier products of 1.8%, and protection products of 0.4%, offset by a decrease in gross margin associated with filter products of 11.0%, zener products of 18.4%, and thyristor products of 15.1%.

Gross profit from SANYO Semiconductor products was $26.0 million, in the first six months of 2011. The gross profit includes the impact of approximately $42.4 million of increased cost of sales associated with the write-off of step-up in fair market value of inventory and $80.4 million of expensing of non-cash manufacturing expenses associated with our SANYO Semiconductor acquisition. Any future improvement to gross profit will be largely contingent on the execution of our manufacturing consolidation strategy previously discussed in this Part I, Item 1, Note 5: “Restructuring, Asset Impairment and Other, Net” of the notes to the unaudited consolidated financial statements and Item 2 under the sub heading “Operating Facilities” in the “Executive Overview” of this Form 10-Q.

Operating Expenses

Research and development expenses were $180.3 million in the first six months of 2011 compared to $125.3 million in the first six months of 2010, representing an increase of $55.0 million, or 43.9%. Research and development expenses represented 10.1% and 11.1% of revenues for the first six months of 2011 and the first six months of 2010, respectively. The increase in research and development expenses was attributable to increased expense associated with on-going research and development activities at SANYO Semiconductor along with an increase in labor cost related to increased head count in the first six months of 2011 as compared to the first six months of 2010.

Selling and marketing expenses were $100.6 million in the first six months of 2011 compared to $72.1 million in the first six months of 2010, representing an increase of $28.5 million, or 39.5%. Selling and marketing expenses represented 5.7% and 6.4% of revenues for the first six months of 2011 and the first six months of 2010, respectively. The increase in selling and marketing expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition along with an increase in labor cost related to increased head count in the first six months of 2011 as compared to the first six months of 2010.

General and administrative expenses were $99.4 million in the first six months of 2011 compared to $66.8 million in the first six months of 2010, representing an increase of $32.6 million, or 48.9%. General and administrative expenses represented 5.6% and 5.9% of revenues for the first six months of 2011 and the first six months of 2010, respectively. The increase in general and administrative expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition along with an increase in labor cost related to increased head count in the first six months of 2011 as compared to the first six months of 2010.

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $21.1 million and $15.9 million for the six months ended July 1, 2011 and July 2, 2010, respectively. The increase of $5.2 million from the first six months of 2010 to 2011 was primarily attributed to amortization of intangible assets associated with our acquisitions of the ISBU from Cypress Semiconductor, SANYO Semiconductor, and SDT.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairment and other, net was $17.5 million in the first six months of 2011 compared to $6.1 million in the first six months of 2010.

During the six months ended July 1, 2011 we continued with our previously announced plans to close our Phoenix, Arizona wafer manufacturing facility for cost saving purposes. As part of these plans, 166 employees were notified that their employment with us would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the second quarter, all of these employees still remain employed by us. During the six months ended July 1, 2011, we recorded $2.5 million of employee separation charges. All individuals notified are expected to be exited during the third and fourth quarters of 2011 with all related benefit payments being made in the same periods.

Additionally, during the second quarter ended July 1, 2011, we recorded exit costs of approximately $0.3 million, related to the decommissioning of the Phoenix, Arizona wafer manufacturing facility.

In January 2011, we acquired SANYO Semiconductor and announced plans to integrate the overlapping operations of SANYO Semiconductor and the Company, in part for cost savings purposes. During the quarter ended July 1, 2011, we recorded $8.4 million in charges related to this integration. These charges represent termination benefits for 280 individuals who were terminated during the quarter. Additionally, we recorded exit costs of approximately $1.5 million for items relating to the consolidation of factories. We recorded $4.8 million of other charges relating to damaged inventory and other assets relating to the Japanese earthquake.

In June 2010, we acquired SDT and announced plans to integrate the overlapping operations of SDT and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the six months ended July 2, 2010 we recorded $2.0 million of employee separation charges related to the termination benefits for 36 individuals, of which 35 had been terminated as of July 2, 2010. All terminations were completed by the end of the third quarter of 2010.

During the first quarter of 2010, we agreed to make a $0.8 million cash payment settlement of various litigation matters with the former minority interest shareholders of a Czech subsidiary acquired by the Company. These settlement charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the six months ended July 2, 2010.

In January 2010, we acquired CMD and announced plans to integrate the overlapping operations of CMD and the Company, in part for cost savings purposes. As part of these plans, certain duplicative positions were eliminated. During the six months ended ended July 2, 2010 we recorded $2.8 million of employee separation charges. These termination benefits are for 14 individuals, of which 13 had been terminated as of July 2, 2010. All terminations were completed by the end of fiscal 2010.

Operating Income

Information about operating income from our reportable segments for the six months ended July 1, 2011 and July 2, 2010 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital Mixed- Signal, Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the six months ended July 1, 2011:
Segment operating income (loss)	$45.5	$49.2	$56.7	$88.9	$(85.2)	$155.1
For the six months ended July 2, 2010:
Segment operating income	$39.3	$52.4	$67.1	$76.6	$0	$235.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Six Months Ended
	July 1, 2011	July 2, 2010
Operating income for reportable segments	$155.1	$235.4
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(17.5)	(6.1)
Other unallocated manufacturing costs	(35.3)	(25.1)
Other unallocated operating expenses	(12.7)	(18.5)

Operating income	$89.6	$185.7

Interest Expense and Other

Interest expense increased $4.7 million to $35.6 million in the first six months of 2011 compared to $30.9 million in the first six months of 2010. We recorded amortization of debt discount to interest expense of $17.6 million and $17.0 million for the quarters ended July 1, 2011 and July 2, 2010, respectively. Our average long-

term debt balance (including current maturities and net of debt discount) in the first six months of 2011 was $1,087.2 million with a weighted average interest rate of 6.5% compared to $843.4 million and a weighted average interest rate of 7.3% in the first six months of 2010. See “Key Financing Events” below for a description of our refinancing activities.

Gain on SANYO Semiconductor Acquisition

At the time of the SANYO Semiconductor acquisition, the Company believed the transaction would result in a purchase price allocation that would result in goodwill being recognized. As described below, we currently believe that the transaction has created a bargain purchase gain. Because the purchase price of the SANYO Semiconductor acquisition was less than the fair value of the net assets of SANYO Semiconductor, we have now recognized a preliminary gain on the SANYO Semiconductor acquisition of $69.1 million for the six months ended July 1, 2011. We believe the gain realized in the purchase price allocation was the result of a number of factors, including the following: SANYO Electric wanting to discontinue semiconductor operations, significant losses recognized by SANYO Electric, SANYO Electric viewing this as the best outcome for SANYO Semiconductor and the fact that we expect to incur future expenses associated with the transfer and consolidation of certain operations.

Provision for Income Taxes

Provision for income taxes was $4.0 million in the first six months of 2011 compared to a provision of $4.8 million in the first six months of 2010. The provision for the first six months of 2011 included $4.9 million for income and withholding taxes of certain of our foreign operations and $0.7 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $1.6 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first six months of 2011.

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

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Cash Requirements

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at July 1, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)(2)	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Long-term debt (3)	$1,451.7	$117.5	$364.6	$599.8	$79.4	$66.7	$223.7
Operating leases (4)	122.8	13.5	25.1	20.1	17.5	15.7	30.9
Purchase obligations (4):
Capital purchase obligations	128.6	85.2	39.2	3.4	0.8	0	0
Foundry and inventory purchase obligations	89.1	71.2	2.6	1.9	1.7	1.7	10.0
Mainframe support	1.5	0.7	0.5	0.3	0	0	0
Information technology and communication services	43.1	11.3	21.3	10.5	0	0	0
Other	63.4	13.6	14.4	10.8	8.3	7.4	8.9

Total contractual obligations	$1,900.2	$313.0	$467.7	$646.8	$107.7	$91.5	$273.5

(1)	The table above does not include approximately $20.0 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of such liabilities.
(2)	The table above does not include approximately $51.2 million of our portion of underfunded pension liabilities and $136.3 million of SANYO Electric multiemployer defined benefit pension plans from which the Company intends to withdraw, because we are unable to reasonably estimate the timing of such liabilities.
(3)	Includes the interest payments for long-term debt (applicable rate at July 1, 2011)
(4)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements.)

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

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank had an outstanding amount of $3.8 million as of July 1, 2011. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million but had not done so as of July 1, 2011. We also have outstanding guarantees and letters of credit outside of our non-reusable commitment credit totaling $9.3 million at July 1, 2011.

As part of securing financing in the normal course of business, we issued guarantees related to our capital lease obligations and real estate mortgages, which totaled approximately $129.7 million as of July 1, 2011. For our operating leases, we expect to make cash payments and similarly incur expenses totaling $122.8 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

In connection with the SANYO Semiconductor acquisition we entered into an operational supply agreement that provides that if we continue to operate in certain of the SANYO Semiconductor manufacturing facilities in Japan using SANYO Electric resources through the end of 2012, we could receive operation support credits of up to approximately $205.0 million as of July 1, 2011. There are no guarantees that we will be able to fully utilize these credits.

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

From time to time we have been active in merger and acquisition activity. In connection with these mergers or acquisitions, we have agreed to indemnify the other party or parties to the merger or acquisition agreement for certain claims or occurrences, limited in most instances, by time and/or monetary amounts.

We and our subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid.

In addition to the above, from time to time we provide standard representations and warranties to counterparties, for their exclusive benefit, in contracts in connection with sales of our securities and the engagement of financial advisers and also provide indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by us.

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

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $1,002.7 million at July 1, 2011. Our working capital, excluding cash and cash equivalents, was $246.1 million at July 1, 2011, and has fluctuated between $23.8 million and $335.8 million over the last eight quarter-ends.

The components of our working capital at July 1, 2011 and December 31, 2010 are set forth below (in millions), followed by explanations for changes between July 1, 2011 and December 31, 2010 for cash and cash equivalents and any other changes greater than $5 million. In addition please see Note 2: “Acquisitions” for further discussion related to our recent acquisitions:

	July 1, 2011	December 31, 2010	Dollar Change
Current Assets
Cash and cash equivalents	$756.6	$623.3	$133.3
Short-term investments	112.2	0	112.2
Receivables, net	575.8	294.6	281.2
Inventories, net	749.2	360.8	388.4
Other current assets	86.2	63.6	22.6
Deferred income taxes	16.9	15.7	1.2

Total current assets	2,296.9	1,358.0	938.9

Current Liabilities
Accounts payable	528.9	256.9	272.0
Accrued expenses	221.4	162.6	58.8
Income taxes payable	3.4	5.1	(1.7)
Accrued interest	0.9	0.8	0.1
Deferred income on sales to distributors	187.7	149.5	38.2
Deferred income taxes, net of allowances	65.2	0	65.2
Current portion of long-term debt	286.7	136.0	150.7

Total current liabilities	1,294.2	710.9	583.3

Working capital	$1,002.7	$647.1	$355.6

The increase of $133.3 million of cash and cash equivalents is primarily due to $261.6 million of cash provided by operations and $27.9 million of cash provided by financing activities, partially offset by $158.2 million of cash used in investing activities.

The increase in short-term investments of $112.2 million is the result of investing excess cash in investments with maturities between three months and one year, that can earn higher rates of return.

The increase of $281.2 million of accounts receivables, net, is primarily the result of receivables acquired from the purchase of SANYO Semiconductor.

The increase of $388.4 million of inventory is the result of raw materials, work in process and finished goods inventory obtained from the acquisition of SANYO Semiconductor.

The increase of $22.6 million of other current assets is primarily the result of prepayments and other current assets obtained from the acquisition of SANYO Semiconductor.

The increase of $272.0 million in accounts payable is the result of liabilities assumed from the acquisition of SANYO Semiconductor.

The increase in accrued expenses of $58.8 million relates to accrued expenses assumed from the acquisition of SANYO Semiconductor, partially offset by the payment of bonuses, in the first six months of 2011.

The increase of $38.2 million in deferred income on sale to distributors is the result of increased inventories at our distributors.

The increase of $65.2 million in deferred income taxes, net of allowances, is a result of the deferred income tax liabilities assumed through the acquisition of SANYO Semiconductor.

The increase of $150.7 million associated with the current portion of long-term debt is related to the reclassification from long-term debt of $90.8 million related to call options exercisable in April 2012 on our Zero Coupon Convertible Senior Subordinated Notes due 2024. The increase also includes the current portion of long term debt related to the acquisition of SANYO Semiconductor.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $173.5 million during the first six months of 2011 compared to cash capital expenditures of $93.5 million during the first six months of 2010. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

2011 Financing Events

June 2011 Philippine Loan

In June 2011, one of our Philippine subsidiaries entered into a $10.0 million short-term loan agreement with a Philippine bank with proceeds to be used for working capital requirements. The loan, which had a balance of $10.0 million as of July 1, 2011, bears interest payable monthly based on 1-month London Interbank Offered Rate (“LIBOR”) plus 1.625% per annum. The balance is due in December 2011 unless the loan is renewed.

May 2011 Singapore Loan

In May 2011, one of our Asian subsidiaries entered into a $35.0 million loan agreement with a Singapore bank pursuant to which the bank purchased accounts receivables, with recourse. In accordance with generally accepted accounting principles in the United States, the purchased assets remained on our balance sheet as of July 1, 2011. The loan, which had a balance of $15.0 million as of July 1, 2011, bears interest payable weekly at 1 month Singapore Interbank Offered Rate (“SIBOR”) plus 1.75% per annum. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.

March 2011 Chinese Loan

In March 2011, one of tour Chinese subsidiaries entered into a $7.0 million two-year loan agreement with a Chinese bank to finance the purchase of raw materials. The loan which had a balance of $7.0 million as of July 1, 2011, bears interest payable quarterly in arrears based on 3-month London Interbank Offered Rate (“LIBOR”) plus 3.80% per annum.

Acquisition Note Payable to SANYO Electric

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $358.6 million as of July 1, 2011. The loan bears interest at a rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum, and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

January 2011 Japanese Loan

As part of the acquisition of SANYO Semiconductor, one of our newly acquired Japanese subsidiaries has continued with its existing five-year loan agreement with a Japanese bank (450 million JPY principal) to finance capital equipment purchases. The loan, which had a balance of $2.5 million at July 1, 2011 (202.5 million JPY principal), bears interest at an annual rate of 1-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% per annum and requires monthly principal payments through September 2013 of approximately $0.1 million (7.5 million JPY principal) along with accrued interest.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of July 1, 2011 and December 31, 2010 (dollars in millions):

	July 1, 2011	December 31, 2010
U.S. real estate mortgages payable monthly through the first quarter 2016 at an average rate of 4.857%	$32.4	$33.0
Loan with a Japanese company due 2011 through 2017, interest payable quarterly at 1.99575%	358.6	0
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	90.8	87.5
1.875% Convertible Senior Subordinated Notes due 2025 (2)	85.2	82.2
2.625% Convertible Senior Subordinated Notes due 2026 (3)	421.3	410.1
Loan with British finance company, interest payable monthly at 2.57605% and 2.18%, respectively	16.0	13.8
Loan with Hong Kong bank, interest payable weekly at 1.96725% and 2.0325%, respectively	35.0	40.0
Loan with Singapore bank, interest payable weekly at 1.96%	15.0	0
Loans with Philippine banks due 2011 through 2015, interest payable quarterly at an average rate of 1.78401% and 1.80446%, respectively	73.5	68.8
Loans with Chinese banks due 2011 through 2013, interest payable quarterly at an average rate of 4.11040% and 4.23375%, respectively	34.0	34.0
Loans with Japanese banks due 2011 through 2013, interest payable monthly & semi-annually at an average rate of 1.47403% and 1.44545%, respectively	6.2	3.9
Capital lease obligations	117.4	115.5

	1,285.4	888.8
Less: Current maturities	$(286.7)	$(136.0)

	$998.7	$752.8

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to us at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at our option on or after April 15, 2012.

(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2013.

The repayment of our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 is subordinated to the senior indebtedness of ON Semiconductor Corporation and its Guarantor Subsidiaries (as defined in Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q) on the terms described in the indentures for such notes. As of July 1, 2011, we were in compliance with the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 and with covenants relating to other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through July 1, 2012.

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

New Accounting Pronouncements Adopted

Accounting Standards Update No. 2011-04—“Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our first quarter of 2012. We are currently evaluating the impact No. ASU 2011-04 will have on our financial statements.

Accounting Standards Update No. 2011-05—“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our first quarter of 2012), with early adoption permitted. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

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

Adoption of Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement affected our disclosure related to its acquisitions.

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

Revenue. We generate revenue from sales of our semiconductor products to original equipment manufacturers, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. Distributor revenue is recognized in various ways within the industry. Some recognize revenue upon sale to the distributor, while others, like us, recognize revenue when the sale is made to the end customer. Additionally, there can often be a lag in the data collection from distributors, which makes the calculation of revenue recognition challenging. Due to our high distributor sales, revenue recognition is a critical accounting policy. We recognize revenue on sales to original equipment manufacturers and electronic manufacturing service providers and sales of manufacturing services net of provisions for related sales returns and allowances when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet given our inability to reliably estimate up front the effect of the returns and allowances with these distributors. We recognize the related revenue and cost of revenues when the distributor informs us that it has resold the products to the end user. Inaccuracies in the sales or inventory data provided to us by our distributors can therefore result in inaccuracy in our reporting revenues. Although payment terms vary, most distributor agreements require payment within 30 days.

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

We generally warrant that products sold to our customers will, at the time of shipment, and for a period of two years thereafter, be free from defects in workmanship and materials and conform to our approved specifications. At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. In addition, we also offer cash discounts to customers for payments received by us within an agreed upon time, generally 10 days after shipment. We accrue reserves for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

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

Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as SANYO Semiconductor, the ISBU from Cypress Semiconductor, Catalyst, AMIS Holdings, Inc. (“AMIS”), PulseCore, CMD or SDT, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the six months ended July 1, 2011, approximately $42.4 million of the initial $57.7 million in the inventory step-up for acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $15.3 million in inventory and inventories at distributors at July 1, 2011. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.

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

As discussed in Note 2: “Acquisitions,” located elsewhere in this Form 10-Q, we assumed $46.9 million of underfunded pension obligations relating to certain defined benefit plans maintained by SANYO Semiconductor. Additionally, we recorded $136.4 million of estimated liabilities associated with our estimated portion of unfunded pension obligations relating to certain employees participating in the SANYO Electric or its affiliate multi-employer defined benefit pension plans, from which we intend to withdraw. Certain of these estimated liabilities are estimates and are subject to adjustments.

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

At July 1, 2011, our long-term debt (including current maturities) totaled $1,285.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $748.8 million. We do have interest rate exposure with respect to the $536.6 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.7 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

Changes in Internal Control Over Financial Reporting.

On June 9, 2010, we acquired SDT, which operated under its own set of systems and internal controls. We are separately maintaining SDT’s systems and much of its control environment until we are able to incorporate SDT’s processes into our own system and control environment. We currently expect to complete the integration of SDT’s operations into our systems and control environment during the second half of 2011.

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

On February 27, 2011, we acquired the ISBU from Cypress Semiconductor, which operated under its own set of systems and internal controls. We are separately maintaining the ISBU and much of its control environment until we incorporate ISBU’s processes into our own system and control environment. We currently expect to complete the integration of ISBU’s operation into our systems and control environment during the second half of 2011.

Other than as described above, there have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended July 1, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters.

Item 1A.	Risk Factors

There have been no material changes in our assessment of our risk factors included in our 2010 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended April 1, 2011. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current credit and financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, the adverse impact of competitor product announcements, competitors’ actions, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings from restructurings and synergies, significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for recently acquired businesses such as SANYO Semiconductor and difficulties encountered in accurately predicting the future financial performance of recently acquired businesses, such as SANYO Semiconductor), risks associated with our substantial leverage and restrictive covenants in our debt agreements from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters such as the Japan earthquake and tsunami affecting infrastructure services in Japan and our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2010 Form 10-K, under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2011, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2010 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: August 5, 2011	By:	/S/ DONALD COLVIN
Donald Colvin
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)

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