Form 10-Q
period 2011-09-30
ON SEMICONDUCTOR CORP
filed 2011-11-03
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
(Commission File Number) 000-30419
_________________________________________
ON SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
_________________________________________
5005 E. McDowell Road
Phoenix, AZ 85008
(602) 244-6600
(Address and telephone number, including area code, of principal executive offices)
_________________________________________
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 28, 2011:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	449,767,545

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$659.3	$623.3
Short-term investments	178.4	—
Receivables, net	539.0	294.6
Inventories	706.6	360.8
Other current assets	90.3	63.6
Deferred income taxes, net of allowances	14.6	15.7
Total current assets	2,188.2	1,358.0
Restricted cash	—	142.1
Property, plant and equipment, net	1,130.8	864.3
Deferred income taxes, net of allowances	72.2	—
Goodwill	199.2	191.2
Intangible assets, net	348.3	303.0
Other assets	73.2	60.6
Total assets	$4,011.9	$2,919.2
Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$472.6	$256.9
Accrued expenses	218.6	162.6
Income taxes payable	13.8	5.1
Accrued interest	4.0	0.8
Deferred income on sales to distributors	188.4	149.5
Deferred income taxes, net of allowances	69.7	—
Current portion of long-term debt	288.2	136.0
Total current liabilities	1,255.3	710.9
Long-term debt	948.8	752.8
Other long-term liabilities	261.0	49.3
Deferred income taxes, net of allowances	21.1	18.2
Total liabilities	2,486.2	1,531.2
Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 500,273,356 and 485,904,100 shares issued, 449,602,339 and 436,774,177 shares outstanding, respectively)	5.0	4.9
Additional paid-in capital	3,102.5	3,016.1
Accumulated other comprehensive loss	(48.5)	(59.1)
Accumulated deficit	(1,159.8)	(1,213.9)
Less: treasury stock, at cost; 50,671,017 and 49,129,923 shares, respectively	(397.4)	(382.0)
Total ON Semiconductor Corporation stockholders’ equity	1,501.8	1,366.0
Minority interests in consolidated subsidiaries	23.9	22.0
Total equity	1,525.7	1,388.0
Total liabilities and equity	$4,011.9	$2,919.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Revenues	$898.0	$600.7	$2,674.4	$1,734.2
Cost of product revenues	636.9	354.2	1,904.8	1,015.8
Gross profit	261.1	246.5	769.6	718.4
Operating expenses:
Research and development	91.5	63.3	271.8	188.6
Selling and marketing	48.4	35.5	149.0	107.6
General and administrative	51.9	31.2	151.3	98.0
Amortization of acquisition-related intangible assets	10.6	7.9	31.7	23.8
Restructuring, asset impairments and other, net	65.4	0.9	82.9	7.0
Total operating expenses	267.8	138.8	686.7	425.0
Operating income (loss)	(6.7)	107.7	82.9	293.4
Other income (expenses), net:
Interest expense	(16.9)	(14.1)	(52.5)	(45.0)
Interest income	0.3	0.2	0.8	0.4
Other	(3.1)	(0.8)	(6.6)	(7.0)
Loss on debt repurchase	(5.3)	—	(5.3)	(0.7)
Gain on SANYO Semiconductor acquisition	—	—	58.0	—
Other income (expenses), net	(25.0)	(14.7)	(5.6)	(52.3)
Income (loss) before income taxes	(31.7)	93.0	77.3	241.1
Income tax provision	(17.3)	(4.6)	(21.3)	(9.4)
Net income (loss)	(49.0)	88.4	56.0	231.7
Less: Net income attributable to minority interests	(0.4)	(0.6)	(1.9)	(2.2)
Net income (loss) attributable to ON Semiconductor Corporation	$(49.4)	$87.8	$54.1	$229.5
Comprehensive income (loss):
Net income (loss)	$(49.0)	$88.4	$56.0	$231.7
Foreign currency translation adjustments	6.0	3.5	10.4	5.3
Amortization of prior service costs of defined benefit plan	—	—	0.2	—
Comprehensive income (loss)	(43.0)	91.9	66.6	237.0
Comprehensive income attributable to minority interests	(0.4)	(0.6)	—	(2.2)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$(43.4)	$91.3	$66.6	$234.8
Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$(0.11)	$0.20	$0.12	$0.53
Diluted	$(0.11)	$0.20	$0.12	$0.52
Weighted average common shares outstanding:
Basic	448.8	431.6	445.5	430.0
Diluted	448.8	439.8	454.3	439.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net income	$56.0	$231.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166.8	122.4
Gain on sale and disposal of fixed assets	(6.9)	(5.2)
Non-cash manufacturing expenses associated with favorable supply agreement	80.4	—
Non-cash portion of loss on debt repurchase	5.3	0.7
Gain on acquisition of SANYO Semiconductor	(58.0)	—
Amortization of debt issuance costs and debt discount	1.8	1.9
Provision for excess inventories	18.7	2.7
Non-cash stock compensation expense	26.9	41.3
Non-cash interest	26.5	25.3
Non-cash asset impairment charges	61.2	—
Non-cash intangible asset impairment charges	0.5	—
Deferred income taxes	(7.2)	5.3
Other	0.5	(1.5)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	9.7	(43.0)
Inventories	85.9	(66.8)
Other assets	(2.7)	(1.4)
Accounts payable	(98.9)	32.8
Accrued expenses	(44.6)	9.9
Income taxes payable	8.7	(2.6)
Accrued interest	3.2	3.6
Deferred income on sales to distributors	38.9	35.7
Other long-term liabilities	8.1	(0.8)
Net cash provided by operating activities	380.8	392.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(259.3)	(145.9)
Purchase of businesses, net of cash acquired	(17.9)	(91.1)
Deposits utilized for purchases of property, plant and equipment	1.0	1.2
Proceeds from sales of property, plant and equipment	3.3	—
Proceeds from held-to-maturity securities	—	45.5
Purchase of held-to-maturity securities	(178.4)	—
Uses of restricted cash	142.1	—
Net cash used in investing activities	(309.2)	(190.3)
Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	6.1	5.1
Proceeds from debt issuance	64.0	79.0
Proceeds from exercise of stock options	58.3	7.9
Payment of capital lease obligation	(28.1)	(24.8)
Purchase of treasury stock	(15.4)	(10.2)
Repurchase of 2.625% convertible senior subordinated notes due 2026	(56.2)	—
Repayment of long-term debt	(71.0)	(222.5)
Net cash used in financing activities	(42.3)	(165.5)
Effect of exchange rate changes on cash and cash equivalents	6.7	1.0
Net increase in cash and cash equivalents	36.0	37.2
Cash and cash equivalents, beginning of period	623.3	525.7
Cash and cash equivalents, end of period	$659.3	$562.9

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
The accompanying unaudited financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and October 1, 2010, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.
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

Revision of Prior Period Financial Statements

In connection with the preparation of the Company's unaudited consolidated financial statements for the third quarter of 2011, the Company identified an error related to the amounts recognized for foreign exchange gains and losses reported during the quarters ended April 1, 2011 and July 1, 2011 that were associated with the SANYO Semiconductor business. These amounts are reported as other income and expense in the consolidated statement of operations. The effect of the error was that pre-tax (and net) income were overstated by $2.3 million and $6.7 million in the first and second quarters of 2011, respectively. In accordance with accounting guidance found in Accounting Standards Codification ("ASC") 250 "Accounting Changes and Error Corrections," the Company assessed the significance of the error and concluded that the error was not material to any of the Company's previously issued financial statements. Accordingly, management will revise in its subsequent quarterly filings on Form 10-Q, its previously reported Consolidated Statements of Operations for the quarters ended April 1, 2011 and July 1, 2011 . All comparisons to those periods will reflect the revised amounts. This non-cash revision does not impact the Company's previously reported consolidated cash flows from operations for any period and the impact on previously reported consolidated balance sheet amounts was not significant.

The following table presents the effects of this correction on the Company’s Consolidated Statements of Operations for all periods affected (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	For Quarter Ended		For Quarter Ended		For Six Months Ended
	April 1, 2011		July 1, 2011		July 1, 2011
	As reported	As revised	As reported	As revised	As reported	As revised
Other income (expenses), net:
Other	$(0.2)	$(2.5)	$5.7	$(1.0)	$5.5	$(3.5)
Net income attributable to ON Semiconductor Corporation	$74.8	$72.5	$41.0	$34.3	$123.6	$114.6

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.17	$0.16	$0.09	$0.08	$0.28	$0.26
Diluted	$0.16	$0.16	$0.09	$0.07	$0.27	$0.25

Note 2:	Acquisitions
Acquisition of SANYO Semiconductor Co., Ltd.
On January 1, 2011, the Company paid SANYO Electric $142.1 million in cash (using restricted cash as of December 31, 2010) and issued a $377.5 million note payable to SANYO Electric, through its subsidiary, Semiconductor Components, LLC ("SCI LLC"), whereby SANYO Semiconductor became a wholly-owned subsidiary of the Company. In the second quarter of 2011, the Company received $39.7 million in cash from SANYO Electric of which $19.0 million had been recognized as of April 1, 2011. These amounts represent adjustments for working capital and pension levels, as defined in the purchase agreement as well as certain adjustments to conform to the Company's accounting policies. As a result of these adjustments, the purchase price has been reduced to $479.9 million as of September 30, 2011. The purchase price may be subject to future adjustments, primarily related to pension and related benefit liabilities.
SANYO Semiconductor designs, manufactures and sells discrete components, hybrid integrated circuits, radio frequency and power related products as well as custom integrated circuits. Many of these devices fall into the Company’s existing product categories, however, SANYO Semiconductor expands the Company’s capacity in microcontrollers and custom application specific integrated circuits ("ASICs") for the consumer, automotive and industrial end-markets. SANYO Semiconductor also expands the Company’s presence in the Japan market.
The following table presents the initial allocation of the purchase price and subsequent adjustments applied on a retrospective basis based on the estimated fair values of the net assets acquired of SANYO Semiconductor (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Initial Estimate	Adjustments	Revised Estimate
Cash and cash equivalents	$117.1	$—	$117.1
Receivables, net	242.1	—	242.1
Inventory	423.9	(5.0)	418.9
Deferred income taxes current	0.5	—	0.5
Other current assets	119.2	—	119.2
Property, plant and equipment	148.0	(1.3)	146.7
Deferred income taxes, non-current	60.5	—	60.5
Intangible assets	55.7	—	55.7
Other non-current assets	14.9	—	14.9
Total assets acquired	1,181.9	(6.3)	1,175.6
Accounts payable	(300.0)	—	(300.0)
Deferred income taxes, current	(70.3)	1.5	(68.8)
Other current liabilities	(61.3)	(20.2)	(81.5)
Deferred income taxes, non-current	(0.5)	—	(0.5)
Long-term accrued liabilities	(187.9)	1.0	(186.9)
Total liabilities assumed	(620.0)	(17.7)	(637.7)
Net assets acquired	561.9	(24.0)	537.9
Gain on acquisition	(61.3)	3.3	(58.0)
Purchase price	$500.6	$(20.7)	$479.9

The acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.
Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned for the SANYO Semiconductor acquisition are reasonable. In the first quarter ended April 1, 2011, the Company originally reported a gain of $61.3 million which has been retrospectively adjusted to $58.0 million as reflected in the table above. The decrease in the gain is the result of the recognition of certain employee related benefit liabilities and certain adjustments to conform to the Company's accounting policies, partially offset by $20.7 million received from SANYO Electric in the second quarter of 2011. Consequently, the Company has recorded a $58.0 million bargain purchase gain on the SANYO Semiconductor acquisition. The Company believes the gain realized in purchase accounting was the result of a number of factors, including the following: SANYO Electric wanted to exit its semiconductor operations, historical losses recognized by SANYO Electric, SANYO Electric viewed this as the best outcome for SANYO Semiconductor and the fact that the Company will incur expenses associated with the transfer and consolidation of certain operations.
The purchase price allocation for the SANYO Semiconductor acquisition is preliminary and is subject to revision pending the receipt of additional information relating to the fair value of assets acquired and liabilities assumed. As of the end of the third quarter, management had not yet completed its evaluation of the fair value of certain assets and liabilities acquired, primarily (i) certain retirement plan liabilities assumed in connection with the SANYO Semiconductor business in Japan, (ii) the final valuation of certain asset retirement obligations identified as a result of the acquisition, and (iii) the final valuation of certain income tax accounts. Additional information related to the fair value of the assets acquired and liabilities assumed that is received during the measurement period may have a material impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of the gain recognized in connection with the acquisition, which will be adjusted on a retrospective basis.
The $55.7 million of acquired intangible assets were assigned a weighted-average useful life of approximately 8.8 years. The intangible assets that make up that amount include: patents of $27.0 million (5.5-year weighted average useful life), $3.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

million of trademarks (3.0-year weighted average useful life) and customer relationships of $25.7 million (13-year weighted average useful life). Other current assets acquired includes $80.0 million representing the estimated fair value of a favorable supply arrangement provided by SANYO Electric to the Company in the form of operational cost reduction to the acquired business during the period of time it is effectively required to utilize certain SANYO Electric seconded employees and manufacturing facilities in Japan. This asset has been charged to cost of goods sold over the period of benefit, which was estimated to be 5 months. The amortization totaled $80.4 million as a result of foreign currency exchange rate changes over the recognition period.
The estimated allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. These techniques were the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset's value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date.
Included in the initial estimate of net assets acquired are long-term liabilities assumed representing approximately $46.9 million of underfunded pension obligations relating to existing defined benefit pension plans as well as $136.4 million representing estimated liabilities associated with the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or affiliate multiemployer defined benefit pension plan from which the Company intends to withdraw. The Company is in the process of establishing defined benefit pension plans which are intended to provide similar retirement benefits as the SANYO Electric sponsored multiemployer plans and expects to withdraw from the SANYO Electric sponsored multiemployer plans by December 31, 2012.
The following unaudited pro forma consolidated results of operations for the quarter and nine months ended October 1, 2010 has been prepared as if the acquisition of SANYO Semiconductor had occurred on January 1, 2010 and includes adjustments for depreciation expense, amortization of intangibles and the tax effect of such items (in millions, except per share data):

	For Quarter Ended	For Nine Months Ended
	October 1, 2010	October 1, 2010
Net Revenues	$921.0	$2,663.4
Net Income	$66.9	$213.0
Net income per common share—Basic	$0.16	$0.50
Net income per common share—Diluted	$0.15	$0.48

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
The following table presents the initial allocation of the purchase price of the ISBU to the assets acquired on February 27, 2011 based on their estimated fair values (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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
Of the total purchase price of approximately $34.1 million, approximately $8.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the potential synergies expected to be derived from combining the ISBU business with the Company’s existing sensor business. The Company expects these relationships to provide the capability of selling advanced technology of next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $8.0 million of goodwill as of September 30, 2011 was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.
The allocation of purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. These valuation techniques were the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date.
The Company has determined that pro forma results of operations for the ISBU are not significant for inclusion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 3:	Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s recent and historical acquisitions.
Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates – Goodwill” of this Form 10-Q for information concerning this process. The Company will perform its annual impairment analysis as of the first day of the fiscal fourth quarter of each year unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. As of September 30, 2011, there were no triggering events which would require the Company to perform an impairment analysis.
The Company has determined that its product families, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill. Because the product families are one level below the operating segments, they constitute individual businesses and the Company’s segment management regularly reviews the operating results of each product family. As of each acquisition date, all goodwill was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. The Company determined the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.

A reconciliation of the original goodwill from each of the Company's acquisitions to the carrying value as of September 30, 2011 and December 31, 2010 for each reporting unit that contains goodwill, is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

			Balance as of December 31, 2010				For the Nine Months Ended September 30, 2011			Balance as of September 30, 2011
Acquisition	Operating Segment	Reporting Unit	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill Acquired	Purchase Price Adjustments	Impairment Losses	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Cherry acquisition:
		Automotive & Power Group:
		Analog Automotive	$21.8	$(4.2)	$—	$17.6	$—	$—	$—	$21.8	$(4.2)	$—	$17.6
		Computing & Consumer Products:
		Signal & Interface	29.1	(5.6)	—	23.5	—	—	—	29.1	(5.6)	—	23.5
Leshan additional interest:
		Standard Products:
		Small Signal	3.8	—	—	3.8	—	—	—	3.8	—	—	3.8
AMIS acquisition:
		Digital & Mixed-Signal Product Group:
		Industrial	238.7	—	(214.7)	24.0	—	—	—	238.7	—	(214.7)	24.0
		Foundry	146.2	—	(131.4)	14.8	—	—	—	146.2	—	(131.4)	14.8
		Medical	79.7	—	(59.9)	19.8	—	—	—	79.7	—	(59.9)	19.8
		Military/Aerospace	44.8	—	—	44.8	—	—	—	44.8	—	—	44.8
Catalyst acquisition:
		Standard Products:
		Memory Products	14.1	—	—	14.1	—	—	—	14.1	—	—	14.1
PulseCore acquisition:
		Digital & Mixed-Signal Product Group:
		Protection Products	8.9	—	(8.9)	—	—	—	—	8.9	—	(8.9)	—
CMD acquisition:
		Standard Products:
		Filter Products	20.1	—	—	20.1	—	—	—	20.1	—	—	20.1
SDT acquisition:
		Digital & Mixed-Signal Product Group:
		Medical Products	8.7	—	—	8.7	—	—	—	8.7	—	—	8.7
ISBU acquisition:
		Digital & Mixed-Signal Product Group:
		Sensor Products	—	—	—	—	8.0	—	—	8.0	—	—	8.0
			$615.9	$(9.8)	$(414.9)	$191.2	$8.0	$—	$—	$623.9	$(9.8)	$(414.9)	$199.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Intangible Assets
The Company’s acquisitions resulted in intangible assets consisting of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and IPRD. These are stated at cost less accumulated amortization, are amortized over their economic useful lives ranging from less than 1 year to 18 years using the straight-line method and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.
Intangible assets, net were as follows as of September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(7.9)	$—	$—	$6.0	5-12
Assembled workforce	6.7	(6.7)	—	—	—	5
Customer relationships	280.3	(66.3)	(26.6)	(3.2)	184.2	5-18
Non-compete agreements	0.5	(0.5)	—	—	—	1-3
Patents	43.7	(8.9)	—	—	34.8	12
Developed technology	136.2	(31.9)	—	(2.0)	102.3	5-12
Trademarks	14.0	(3.0)	—		11.0	15
In-process research and development	12.5	—	—	(2.5)	10.0	8
Acquired software	1.0	(1.0)	—	—	—	2
Backlog	0.8	(0.8)	—	—	—	0.3
Total intangibles	$509.6	$(127.0)	$(26.6)	$(7.7)	$348.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

Amortization expense for intangible assets amounted to $10.6 million and $32.8 million for the quarter and nine months ended September 30, 2011, of which zero and $1.1 million was included in cost of revenues; and $8.5 million and $25.6 million for the quarter and nine months ended October 1, 2010, of which $0.6 million and $1.8 million was included in cost of revenues. The Company is currently amortizing ten projects totaling $22.2 million through developed technology relating to projects that were originally classified as IPRD at the time of acquisition, but which are now completed, over a weighted average useful life of 10.3 years. Amortization expense for intangible assets, with the exception of the remaining $10.0 million of in-process research and development assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

Total
Remainder of 2011	$24.2
2012	40.6
2013	35.9
2014	35.7
2015	34.6
Thereafter	167.3
Total estimated amortization expense	$338.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 4:	New Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2011-08 - “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”)
In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, which is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.
Accounting Standards Update No. 2011-09 - “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80)” (“ASU 2011-09”)
In September 2011, the FASB issued ASU 2011-09, which requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. The amendments will be effective for annual disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans for fiscal years ending after December 15, 2011. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures, but otherwise is not expected to have a material impact on our financial statements.
Accounting Standards Update No. 2011-04 - “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and IFRSs” (“ASU 2011-04”)
ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between generally accepted accounting principles and international financial reporting standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about the unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for the Company will be its first quarter of 2012. The Company is currently evaluating the impact that ASU 2011-04 will have on its financial statements.
Accounting Standards Update No. 2011-05 - “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”)
ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement and statement of comprehensive income; or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. The FASB has decided to defer the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for the Company this will be its first quarter 2012), with early adoption permitted. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its financial statements.
Adoption of Accounting Standards Update No. 2010-17, “Revenue Recognition—Milestone Method” (“ASU 2010-17”)
In April 2010, the FASB issued ASU 2010-17, which is included in ASC 605—Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in Emerging Issues Task Force 08-09, “Milestone Method of Revenue Recognition,” and addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The pronouncement shall be applied prospectively to milestones achieved in

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

fiscal years, and interim periods within those years, beginning after June 15, 2010, with earlier application and retrospective application permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
Adoption of ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”)
In December 2010, the FASB issued ASU 2010-29.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement affected the Company's disclosure related to its acquisitions.

Note 5:	Restructuring, Asset Impairments and Other, Net
The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2011 or had not been completed as of December 31, 2010, are as follows:

Other
During the quarter and nine months ended September 30, 2011, the Company recorded $61.2 million of asset impairment charges associated with the October 2011 announced shutdown of the Company's Aizu, Japan wafer manufacturing facility by June 2012. The determination to shutdown this facility triggered an impairment analysis of the carrying value of the related long-lived assets. The Company's asset group used for the impairment test was the wafer manufacturing plant. The Company estimated future undiscounted cash flows for the period of continued manufacturing activities and the eventual disposition of the assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. Based on those undiscounted cash flows for the wafer manufacturing plant, an impairment of the plant and associated long-lived assets was indicated. The impairment charge was recorded as the amount by which the carrying values of the respective assets exceeded their estimated fair values as of September 30, 2011. The fair values were estimated by obtaining third party valuation estimates, which are unobservable inputs. The Aizu, Japan wafer manufacturing facility mainly supports the Automotive and Power Products Group and the Computing and Consumer Products Group. (See Note 13: "Subsequent Events" for further discussion of the Company's October 2011 announced shutdown of the Aizu, Japan wafer manufacturing facility and related charges.)
During the quarter and nine months ended September 30, 2011, the Company recorded zero and $4.8 million, respectively, of other costs associated with damaged inventory and other assets due to the Japanese earthquake and tsunami.
Additionally, in the third quarter of 2011, the Company recorded $0.5 million of other costs associated with the impairment of one project associated with our SDT acquisition, which was determined to be no longer viable.
Restructuring Activities Related to the 2011 Global Workforce Reduction
In the third quarter of 2011, the Company announced plans to reduce worldwide personnel for cost savings purposes. During the third quarter of 2011, a total of 38 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the third quarter, 10 of these employees still remained employed by the Company. The Company recorded employee separation charges of approximately $2.3 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the quarter and nine months ended September 30, 2011. We expect that all of these notified individuals will be officially separated and exited from the Company during the fourth quarter of 2012, with all related benefit payments being made in the same period.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation costs (in millions):
December 31, 2010 through September 30, 2011	$—	$2.3	$(0.5)	$—	$1.8
Restructuring Activities Related to the 2011 Closure of the Phoenix, Arizona Wafer Manufacturing Facility
In the second quarter of 2011, the Company proceeded with its previously announced plans to close the Phoenix, Arizona

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

wafer manufacturing facility for cost saving purposes. During the nine months ended September 30, 2011, a total of 166 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the third quarter, 127 employees had been exited. The remaining 39 employees are expected to be exited in the fourth quarter of 2011.
The Company recorded employee separation charges of approximately $2.5 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the nine months ended September 30, 2011. We expect that all of these notified individuals will have been officially separated and exited from the Company by the end of the fourth quarter of 2011, with all related benefit payments being made during the third and fourth quarter of 2011.
Additionally, during the nine months ended September 30, 2011, the Company recorded exit costs of approximately $1.6 million, related to the decommissioning of the Phoenix, Arizona wafer manufacturing facility.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation costs (in millions):
December 31, 2010 through September 30, 2011	$—	$2.5	$(1.7)	$—	$0.8
Estimated costs to exit (in millions):
December 31, 2010 through September 30, 2011	$—	$1.6	$(1.1)	$—	$0.5
Restructuring Activities Related to the 2011 Acquisition of SANYO Semiconductor
Cumulative charges of $10.0 million, net of adjustments, have been recognized through September 30, 2011, related to the 2011 announced plans to integrate and restructure the overlapping operations of SANYO Semiconductor and the Company, in part, for cost savings purposes (See Note 2: “Acquisitions” for further discussion regarding the Company's acquisition of SANYO Semiconductor). As part of these plans, one assembly and test facility is being consolidated into other existing factories. During the first nine months of 2011, a total of 289 employees were terminated and the Company recorded employee separation charges of approximately $8.5 million related to these terminations. These charges have been included in restructuring, asset impairment and other, net on the consolidated statement of operations for the nine months ended September 30, 2011.
During the nine months ended September 30, 2011, the Company recorded exit costs of approximately $1.5 million related to termination of certain leases, purchase agreements, and items relating to the consolidation of factories.
While the Company has the intention of consolidating the front end manufacturing processes of SANYO Semiconductor with those of the Company over the next 12 to 18 months, the anticipated consolidation and associated costs are still being evaluated. If the Company does proceed with the consolidation, it is likely the Company will incur significant expenses to complete these activities.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation costs (in millions):
December 31, 2010 through September 30, 2011	$—	$8.5	$(8.5)	$—	$—
Estimated costs to exit (in millions):
December 31, 2010 through September 30, 2011	$—	$1.5	$(1.5)	$—	$—

Restructuring Activities Related to the 2010 Acquisition of California Micro Devices Corporation (“CMD”)
Cumulative charges of $3.6 million, net of adjustments, have been recognized through September 30, 2011, related to the January 2010 announced plans to integrate and restructure the overlapping operations of the CMD business and the Company, in part for cost savings purposes.
Cumulative employee separation charges of $3.5 million, net of adjustments, have been recognized through

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

September 30, 2011. A total of 27 employees, including five former executive officers of CMD, were notified during 2010 that their positions were being eliminated or consolidated. As of September 30, 2011, all terminations and related termination benefit payments associated with these plans were completed.
Cumulative exit costs of $0.1 million have been recognized from the inception of this restructuring activity through September 30, 2011, related to charges incurred to terminate certain lease agreements. All payments related to these exit activities are expected to be completed by the end of the fourth quarter of fiscal 2011.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation charges (in millions):
December 31, 2010 through September 30, 2011	$1.0	$—	$(1.0)	$—	$—
Estimated costs to exit (in millions):
December 31, 2010 through September 30, 2011	$0.1	$—	$(0.1)	$—	$—

Restructuring Activities Related to the 2009 Global Workforce Reduction
Cumulative employee separation charges of $13.0 million, net of adjustments, have been recognized through September 30, 2011, related to the first quarter of 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during 2009 that their positions were being eliminated or consolidated, all of which were terminated as of December 31, 2010. All terminations associated with this plan were completed by the end of the fourth quarter of 2010, and all related termination benefits were paid out by the end of the first quarter of 2011.

	Balance at Beginning of Period	Charges	Usage	Adjustments	Balance at End of Period
Estimated employee separation charges (in millions):
December 31, 2010 through September 30, 2011	$0.2	$—	$(0.2)	$—	$—

Acquisition of AMIS Holdings, Inc. (“AMIS”)
On March 17, 2008, the Company completed the purchase of AMIS, whereby AMIS became a wholly-owned subsidiary of the Company.
The Company had $10.0 million of accrued liabilities for estimated costs to exit certain activities of AMIS, of which $0.2 million were for employee separation costs and $9.8 million were for exit costs outstanding as of December 31, 2010. During the nine months ended September 30, 2011, the Company paid exit costs associated with the decommissioning costs resulting from the shutdown of a fabrication facility of $0.3 million. All payments related to these activities are expected to be completed by the end of the first quarter of fiscal 2012.

	Balance at Beginning of Period	Usage	Adjustments	Balance at End of Period
Estimated employee separation costs (in millions):
December 31, 2010 through September 30, 2011	0.2	$—	$—	$0.2
Estimated costs to exit (in millions):
December 31, 2010 through September 30, 2011	$9.8	$(0.3)	$—	$9.5
A reconciliation of the activity in the tables above to the “Restructuring, asset impairments and other, net” caption on the consolidated statement of operations for the quarter and nine months ended September 30, 2011, is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Restructuring
2011 Charges:
Estimated employee separation charges	$2.4	$13.3
Exit costs	1.3	3.1
Asset Impairment
Aizu Japan wafer manufacturing facility	61.2	61.2
Other
Assets damaged related to Japanese earthquake	—	4.8
Impairment of IPRD	0.5	0.5
	$65.4	$82.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6:	Balance Sheet Information

	September 30, 2011	December 31, 2010
Receivables, net:
Accounts receivable	$546.5	$301.9
Less: Allowance for doubtful accounts	(7.5)	(7.3)
	$539.0	$294.6
Inventories:
Raw materials	$58.6	$49.0
Work in process	447.9	210.9
Finished goods	200.1	100.9
	$706.6	$360.8
Other Current Assets:
Deposits	$2.9	$1.9
Prepaid Expenses	31.1	22.2
Tax Receivables	32.9	14.9
Other	23.4	24.6
	$90.3	$63.6
Property, plant and equipment, net:
Land	$78.0	$48.3
Buildings	532.5	484.4
Machinery and equipment	1,940.4	1,631.1
Total property, plant and equipment	2,550.9	2,163.8
Less: Accumulated depreciation	(1,420.1)	(1,299.5)
	$1,130.8	$864.3
Accrued expenses:
Accrued payroll	$116.0	$73.1
Sales related reserves	44.5	36.5
Restructuring reserves	12.8	11.3
Accrued pension liability	0.4	0.3
Other	44.9	41.4
	$218.6	$162.6
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(48.3)	$(58.8)
Unrecognized prior service cost of defined benefit pension plan	(0.2)	(0.1)
Prior service cost from pension legal plan amendment	—	(0.2)
	$(48.5)	$(59.1)

The activity related to the Company’s warranty reserves for the nine months ended September 30, 2011 and October 1, 2010, respectively is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010
Beginning Balance	3.3	3.2
Provision	2.4	0.7
Usage	(0.7)	(0.2)
Ending Balance	5.0	3.7

The Company maintains defined benefits plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as an asset and the aggregate amount of all underfunded plans as a liability in its financial statements. Included in other long-term liabilities as of September 30, 2011 is total accrued pension liability for underfunded plans of $80.4 million. Included in this amount is $54.1 million for the SANYO Semiconductor portion of the underfunded pension liability assumed by the Company.  As of December 31, 2010, the total accrued pension liability for underfunded plans was $22.7 million. As of September 30, 2011 and December 31, 2010, the total pension asset for overfunded plans was $12.1 million and $13.4 million, respectively. The components of the Company’s net periodic pension expense for the quarter and nine months ended September 30, 2011 and October 1, 2010 are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	2.1	1.0	6.5	3.0
Interest cost	1.3	0.8	3.9	2.4
Expected return on plan assets	(1.0)	(0.8)	(3.0)	(2.4)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Total net periodic pension cost	2.5	1.1	7.7	3.3

Included in other long-term liabilities as of September 30, 2011, are the estimated liabilities of $148.3 million, which represents the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in certain SANYO Electric multiemployer defined benefit pension plans from which the Company intends to withdraw. During the quarter and nine months ended September 30, 2011, the Company recorded $8.8 million and $14.6 million, respectively, of expense associated with the Company’s participation in the SANYO Electric multiemployer pension plans. Due to the performance of the underlying SANYO Electric pension plan assets, during the quarter ended September 30, 2011, the Company increased its estimate of its withdrawal liability by approximately $5.7 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7:	Long-Term Debt
Long-term debt consists of the following (in millions):

	September 30, 2011	December 31, 2010
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.857%	$32.0	$33.0
U.S. equipment financing payable monthly through 2015 at an average rate of 3.23%	11.5	—
Loan with a Japanese company due 2011 through 2017, interest payable quarterly at 1.99575%	349.2	—
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	92.4	87.5
1.875% Convertible Senior Subordinated Notes due 2025 (2)	86.8	82.2
2.625% Convertible Senior Subordinated Notes due 2026 (3)	380.2	410.1
Loan with British finance company, interest payable monthly at 2.5643% and 2.18%, respectively	16.8	13.8
Loan with Hong Kong bank, interest payable weekly at 1.9874% and 2.0325%, respectively	35.0	40.0
Loan with Singapore bank, interest payable weekly at 1.96%	25.0	—
Loans with Philippine banks due 2011 through 2015, interest payable monthly and quarterly at an average rate of 1.84005% and 1.80446%, respectively	70.9	68.8
Loans with Chinese banks due 2011 through 2013, interest payable quarterly at an average rate of 4.16346% and 4.23375%, respectively	20.0	34.0
Loans with Japanese banks due 2011 through 2013, interest payable monthly & semi-annually at an average rate of 1.46906% and 1.44545%, respectively	6.3	3.9
Capital lease obligations	110.9	115.5
	1,237.0	888.8
Less: Current maturities	(288.2)	(136.0)
	$948.8	$752.8
_______________________

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

Annual maturities relating to the Company’s long-term debt as of September 30, 2011 are as follows (in millions):

Actual Maturities
Remainder 2011	49.3
2012	356.7
2013	476.6
2014	74.7
2015	62.8
Thereafter	216.9
Total	$1,237.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

July 2011 U.S. Loan
In July 2011, one of the Company's U.S. subsidiaries entered into a $12.0 million loan with a U.S. bank, which was secured by equipment. The loan, which had a balance of $11.5 million as of September 30, 2011, amortizes monthly over four years along with interest at a fixed rate of 3.23% per annum.
June 2011 Philippine Loan
In June 2011, one of the Company's Philippine subsidiaries entered into a $10.0 million short-term loan agreement with a Philippine bank with proceeds to be used for working capital requirements. The loan, which had a balance of $10.0 million as of September 30, 2011, bears interest payable monthly based on 1-month London Interbank Offered Rate ("LIBOR") plus 1.625% per annum. The balance is due in December 2011 unless the loan is renewed.

May 2011 Singapore Loan
In May 2011, one of the Company's Asian subsidiaries entered into a $35.0 million loan agreement with a Singapore bank pursuant to which the bank purchased accounts receivables, with recourse. In accordance with generally accepted accounting principles in the United States, the purchased assets remained on our balance sheet as of September 30, 2011. The loan, which had a balance of $25.0 million as of September 30, 2011, bears interest payable weekly at 1-month Singapore Interbank Offered Rate plus 1.75% per annum. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement. The loan will expire in May of 2012, unless renewed.
March 2011 Chinese Loan
In March 2011, one of the Company’s Chinese subsidiaries entered into a $7.0 million two-year loan agreement with a Chinese bank to finance the purchase of raw materials. The loan which had a balance of $7.0 million as of September 30, 2011, bears interest payable quarterly in arrears based on 3-month LIBOR plus 3.80% per annum.

Acquisition Note Payable to SANYO Electric
In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $349.2 million as of September 30, 2011. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum, and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.
January 2011 Japanese Loan
As part of the acquisition of SANYO Semiconductor, one of the Company’s newly acquired Japanese subsidiaries has continued its existing five-year loan agreement with a Japanese bank for up to 450 million JPY principal to finance capital equipment purchases. The loan, which had a balance of $2.4 million at September 30, 2011 (180.0 million JPY principal), bears interest at an annual rate of 1-month Tokyo Interbank Offered Rate plus 1.4% per annum and requires monthly principal payments through September 2013 of approximately $0.1 million (7.5 million JPY principal) along with accrued interest.

Loss on Debt Repurchase

During the quarter ended September 30, 2011, the Company repurchased $53.0 million in par value ($46.6 million of net carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash. The cash payment was allocated between the fair value of the liability component and the equity component of the convertible security.

The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Convertible Senior Subordinated Notes due 2026. The remaining consideration was recognized as a reacquisition of the equity component.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on debt repurchase of $5.3 million which included the write-off of $0.5 million in unamortized debt issuance costs. We also recorded an adjustment to additional paid-in capital in the amount of $4.8 million for the reacquisition of equity component.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of September 30, 2011
Cash and cash equivalents	$—	407.1	—	$252.2	—	$659.3
Short-term investments	—	178.4	—	—	—	178.4
Receivables, net	—	57.3	—	481.7	—	539.0
Inventories,	—	44.8	—	656.6	5.2	706.6
Other current assets	—	8.7	—	81.6	—	90.3
Deferred income taxes, net of allowances	—	3.0	—	11.6	—	14.6
Total current assets	—	699.3	—	1,483.7	5.2	2,188.2
Restricted cash	—	—	—	—	—	—
Property, plant and equipment, net	—	268.0	2.3	863.7	(3.2)	1,130.8
Deferred income taxes, net of allowances	—	(6.1)	—	78.3	—	72.2
Goodwill	—	125.7	37.2	36.3	—	199.2
Intangible assets, net	—	156.8	—	222.6	(31.1)	348.3
Investments and other assets	2,065.5	1,376.9	55.8	845.3	(4,270.3)	73.2
Total assets	$2,065.5	$2,620.6	$95.3	$3,529.9	$(4,299.4)	$4,011.9
Accounts payable	$—	$36.0	0.1	436.5	—	$472.6
Accrued expenses	—	64.1	0.8	152.0	1.7	218.6
Income taxes payable	—	9.6	—	4.2	—	13.8
Accrued interest	3.9	—	—	0.1	—	4.0
Deferred income on sales to distributors	—	46.2	—	142.2	—	188.4
Deferred income taxes, net of allowances	—	0.9	—	68.8	—	69.7
Current portion of long-term debt	92.4	78.6	—	117.2	—	288.2
Total current liabilities	96.3	235.4	0.9	921.0	1.7	1,255.3
Long-term debt	467.1	411.3	—	70.4	—	948.8
Other long-term liabilities	—	25.2	0.4	235.4	—	261.0
Deferred income tax	—	—	—	21.1	—	21.1
Intercompany	0.3	(265.9)	(54.2)	114.3	205.5	—
Total liabilities	563.7	406.0	(52.9)	1,362.2	207.2	2,486.2
Common stock	5.0	0.3	50.9	146.9	(198.1)	5.0
Additional paid-in capital	3,102.5	2,727.6	238.3	1,377.5	(4,343.4)	3,102.5
Accumulated other comprehensive loss	(48.5)	(48.5)	—	(40.8)	89.3	(48.5)
Accumulated deficit	(1,159.8)	(464.8)	(141.0)	684.1	(78.3)	(1,159.8)
Less: treasury stock, at cost	(397.4)	—	—	—	—	(397.4)
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,501.8	2,214.6	148.2	2,167.7	(4,530.5)	1,501.8
Minority interests in consolidated subsidiaries	—	—	—	—	23.9	23.9
Total equity	1,501.8	2,214.6	148.2	2,167.7	(4,506.6)	1,525.7
Total liabilities and equity	$2,065.5	$2,620.6	$95.3	$3,529.9	$(4,299.4)	$4,011.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2010
Cash and cash equivalents	$—	$392.3	$—	$231.0	$—	$623.3
Receivables, net	—	47.4	—	247.2	—	294.6
Inventories, net	—	48.0	—	299.9	12.9	360.8
Other current assets	—	14.9	—	48.7	—	63.6
Deferred income taxes, net of allowances	—	5.6	—	10.1	—	15.7
Total current assets	—	508.2	—	836.9	12.9	1,358.0
Restricted Cash	—	142.1	—	—	—	142.1
Property, plant and equipment, net	—	221.0	2.6	644.1	(3.4)	864.3
Deferred income taxes, net of allowances	—	—	—	—	—	—
Goodwill	—	125.7	37.2	28.3	—	191.2
Intangible assets, net	—	165.4	—	172.0	(34.4)	303.0
Investments and other assets	1,946.6	1,131.2	51.4	830.0	(3,898.6)	60.6
Total assets	$1,946.6	$2,293.6	$91.2	$2,511.3	$(3,923.5)	$2,919.2
Accounts payable	$—	$43.4	$0.1	$213.4	$—	$256.9
Accrued expenses	—	82.1	0.8	78.0	1.7	162.6
Income taxes payable	—	0.9	—	4.2	—	5.1
Accrued interest	0.6	—	—	0.2	—	0.8
Deferred income on sales to distributors	—	33.7	—	115.8	—	149.5
Deferred income taxes, net of allowances	—	—	—	—	—	—
Current portion of long-term debt	—	33.0	—	103.0	—	136.0
Total current liabilities	0.6	193.1	0.9	514.6	1.7	710.9
Long-term debt	579.7	103.0	—	70.1	—	752.8
Other long-term liabilities	—	21.1	0.4	27.8	—	49.3
Deferred income taxes, net of allowances	—	5.6	—	12.6	—	18.2
Intercompany	0.3	(123.8)	(53.4)	(28.6)	205.5	—
Total liabilities	580.6	199.0	(52.1)	596.5	207.2	1,531.2
Common stock	4.9	0.3	50.9	146.9	(198.1)	4.9
Additional paid-in capital	3,016.1	2,502.2	178.5	1,110.7	(3,791.4)	3,016.1
Accumulated other comprehensive loss	(59.1)	(59.1)	—	(52.3)	111.4	(59.1)
Accumulated deficit	(1,213.9)	(348.8)	(86.1)	709.5	(274.6)	(1,213.9)
Less: treasury stock, at cost	(382.0)	—	—	—	—	(382.0)
Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,366.0	2,094.6	143.3	1,914.8	(4,152.7)	1,366.0
Minority interests in consolidated subsidiaries	—	—	—	—	22.0	22.0
Total equity	1,366.0	2,094.6	143.3	1,914.8	(4,130.7)	1,388.0
Total liabilities and equity	$1,946.6	$2,293.6	$91.2	$2,511.3	$(3,923.5)	$2,919.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Quarter ended September 30, 2011
Revenues	$—	$208.8	$3.4	$1,028.9	$(343.1)	$898.0
Cost of revenues	—	133.7	0.2	843.4	(340.4)	636.9
Gross profit	—	75.1	3.2	185.5	(2.7)	261.1
Research and development	—	57.4	2.7	31.4	—	91.5
Selling and marketing	—	17.3	0.3	30.8	—	48.4
General and administrative	—	9.0	0.1	42.8	—	51.9
Amortization of acquisition related intangible assets	—	4.4	—	7.2	(1.0)	10.6
Restructuring, asset impairments and other, net	—	1.7	—	63.7	—	65.4
Total operating expenses	—	89.8	3.1	175.9	(1.0)	267.8
Operating income (loss)	—	(14.7)	0.1	9.6	(1.7)	(6.7)
Interest expense	(12.7)	(2.4)	—	(1.8)	—	(16.9)
Interest income	—	0.1	—	0.2	—	0.3
Other	—	(0.3)	—	(2.8)	—	(3.1)
Gain (loss) on debt prepayment	(5.3)	—	—	—	—	(5.3)
Gain (loss) on acquisition	—	—	—	—	—	—
Equity in earnings	(31.4)	(1.6)	0.9	—	32.1	—
Income (loss) before income taxes	(49.4)	(18.9)	1.0	5.2	30.4	(31.7)
Income tax provision	—	(16.6)	—	(0.7)	—	(17.3)
Net income (loss)	(49.4)	(35.5)	1.0	4.5	30.4	(49.0)
Net income (loss) attributable to minority interest	—	—	—	—	(0.4)	(0.4)
Net income (loss) attributable to ON Semiconductor	$(49.4)	$(35.5)	$1.0	$4.5	$30.0	$(49.4)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Quarter ended October 1, 2010
Revenues	$—	$160.3	$—	$719.8	$(279.4)	$600.7
Cost of revenues	—	144.2	0.2	494.0	(284.2)	354.2
Gross profit	—	16.1	(0.2)	225.8	4.8	246.5
Research and development	—	(18.8)	2.6	79.5	—	63.3
Selling and marketing	—	19.2	0.3	16.0	—	35.5
General and administrative	—	3.2	0.2	27.8	—	31.2
Amortization of acquisition related intangible assets	—	4.7	—	4.3	(1.1)	7.9
Restructuring, asset impairments and other, net	—	0.3	—	0.6	—	0.9
Total operating expenses	—	8.6	3.1	128.2	(1.1)	138.8
Operating income (loss)	—	7.5	(3.3)	97.6	5.9	107.7
Interest expense	(12.7)	0.4	—	(1.8)	—	(14.1)
Interest income	0.2	—	—	—	—	0.2
Other	—	2.9	—	(3.7)	—	(0.8)
Loss on debt repurchase	—	—	—	—	—	—
Gain on SANYO acquisition	—	—	—	—	—	—
Equity in earnings	100.3	505.6	1.2	—	(607.1)	—
Income (loss) before income taxes	87.8	516.4	(2.1)	92.1	(601.2)	93.0
Income tax provision	—	12.4	—	(17.0)	—	(4.6)
Net income (loss)	87.8	528.8	(2.1)	75.1	(601.2)	88.4
Less: Net income (loss) attributable to minority interest	—	—	—	(0.2)	(0.4)	(0.6)
Net income (loss) attributable to ON Semiconductor	$87.8	$528.8	$(2.1)	$74.9	$(601.6)	$87.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 30, 2011
Revenues	$—	$607.5	$10.9	$3,098.2	$(1,042.2)	$2,674.4
Cost of revenues	—	405.5	0.7	2,533.1	(1,034.5)	1,904.8
Gross profit	—	202.0	10.2	565.1	(7.7)	769.6
Research and development	—	151.2	8.3	112.3	—	271.8
Selling and marketing	—	54.2	0.8	94.0	—	149.0
General and administrative	—	58.4	0.5	92.4	—	151.3
Amortization of acquisition related intangible assets	—	13.5	—	21.3	(3.1)	31.7
Restructuring, asset impairments and other, net	—	4.5	—	78.4	—	82.9
Total operating expenses	—	281.8	9.6	398.4	(3.1)	686.7
Operating income (loss)	—	(79.8)	0.6	166.7	(4.6)	82.9
Interest expense	(38.7)	(6.3)	—	(7.5)	—	(52.5)
Interest income	—	0.2	—	0.6	—	0.8
Other	—	(3.1)	—	(3.5)	—	(6.6)
Loss on debt repurchase	(5.3)	—	—	—	—	(5.3)
Gain (loss) on acquisition	—	58.0	—	—	—	58.0
Equity in earnings	98.1	131.9	4.4	—	(234.4)	—

Income (loss) before income taxes	54.1	100.9	5.0	156.3	(239.0)	77.3
Income tax provision	—	(5.5)	—	(15.8)	—	(21.3)
Net income (loss)	54.1	95.4	5.0	140.5	(239.0)	56.0
Net income (loss) attributable to minority interest	—	—	—	—	(1.9)	(1.9)
Net income (loss) attributable to ON Semiconductor Corporation	$54.1	$95.4	$5.0	$140.5	$(240.9)	$54.1
Net cash provided by operating activities	$—	$112.3	$0.1	$268.4	$—	$380.8
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(59.4)	(0.1)	(199.8)	—	(259.3)
Purchase of a business, net of cash acquired	—	58.0	—	(75.9)	—	(17.9)
Proceeds from sale of property, plant and equipment	—	0.1	—	3.2	—	3.3
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.0	—	1.0
Proceeds from held-to-maturity securities	—	—	—	—	—	—
Purchase of held-to-maturity securities	—	(178.4)	—	—	—	(178.4)
Uses of restricted cash	—	142.1	—	—	—	142.1
Net cash used in investing activities	—	(37.6)	(0.1)	(271.5)	—	(309.2)
Cash flows from financing activities:
Intercompany loans	—	(284.3)	—	284.3	—	—
Intercompany loan repayments	—	247.7	—	(247.7)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	6.1	—	—	—	6.1
Proceeds from debt issuance	—	12.2	—	51.8	—	64.0
Proceeds from exercise of stock options	—	58.3	—	—	—	58.3
Repurchase of Treasury Stock	—	(15.4)	—	—	—	(15.4)
Dividends to minority shareholder of consolidated subsidiary	—	—	—	—	—	—
Payment of capital lease obligation	—	(26.6)	—	(1.5)	—	(28.1)
Repurchase of 2.625% Convertible Senior Subordinated Notes due 2026	—	(56.2)	—	—	—	(56.2)
Repayment of long term debt	—	(1.7)	—	(69.3)	—	(71.0)
Net cash used in financing activities	—	(59.9)	—	17.6	—	(42.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.7	—	6.7
Net increase (decrease) in cash and cash equivalents	—	14.8	—	21.2	—	36.0
Cash and cash equivalents, beginning of period	—	392.3	—	231.0	—	623.3
Cash and cash equivalents, end of period	$—	$407.1	$—	$252.2	$—	$659.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended October 1, 2010
Revenues	$—	$500.0	$—	$2,140.9	$(906.7)	$1,734.2
Cost of revenues	—	375.3	1.5	1,550.9	(911.9)	1,015.8
Gross profit	—	124.7	(1.5)	590.0	5.2	718.4
Research and development	—	4.8	7.3	176.5	—	188.6
Selling and marketing	—	48.8	0.7	58.1	—	107.6
General and administrative	—	11.2	0.6	86.2	—	98.0
Amortization of acquisition related intangible assets	—	12.9	—	14.0	(3.1)	23.8
Restructuring, asset impairments and other, net	—	0.3	—	6.7	—	7.0
Total operating expenses	—	78.0	8.6	341.5	(3.1)	425.0
Operating income (loss)	—	46.7	(10.1)	248.5	8.3	293.4
Interest expense	(38.0)	(4.3)	—	(2.7)	—	(45.0)
Interest income	—	0.1	—	0.3	—	0.4
Other	—	2.9	—	(9.9)	—	(7.0)
Loss on debt repurchase	—	(0.7)	—	—	—	(0.7)
Equity in earnings	267.5	625.7	5.0	—	(898.2)	—
Income (loss) before income taxes	229.5	670.4	(5.1)	236.2	(889.9)	241.1
Income tax provision	—	5.1	—	(14.5)	—	(9.4)
Net income (loss)	229.5	675.5	(5.1)	221.7	(889.9)	231.7
Net income (loss) attributable to minority interest	—	—	—	(0.1)	(2.1)	(2.2)
Net income (loss) attributable to ON Semiconductor Corporation	$229.5	$675.5	$(5.1)	$221.6	$(892.0)	$229.5
Net cash provided by operating activities	$—	$347.2	$0.2	$44.6	$—	$392.0
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(48.6)	(0.1)	(97.2)	—	(145.9)
Purchase of a business, net of cash acquired	—	—	—	(91.1)	—	(91.1)
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.2	—	1.2
Proceeds from held-to-maturity securities	—	—	—	45.5	—	45.5
Net cash used in investing activities	—	(48.6)	(0.1)	(141.6)	—	(190.3)
Cash flows from financing activities:
Intercompany loans	—	(503.6)	—	503.6	—	—
Intercompany loan repayments	—	478.6	—	(478.6)	—	—
Proceeds from debt issuance	—	5.1	—	—	—	5.1
Proceeds from issuance of common stock under the employee stock purchase plan	—	—	—	79.0	—	79.0
Proceeds from exercise of stock options	—	7.9	—	—	—	7.9
Payment of capital lease obligation	—	(22.8)	—	(2.0)	—	(24.8)
Purchase of treasury stock	—	(10.2)	—	—	—	(10.2)
Repayment of long term debt	—	(173.3)		(49.2)	—	(222.5)
Net cash used in financing activities	—	(218.3)	—	52.8	—	(165.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0
Net increase (decrease) in cash and cash equivalents	—	80.3	0.1	(43.2)	—	37.2
Cash and cash equivalents, beginning of period	—	286.0	—	239.7	—	525.7
Cash and cash equivalents, end of period	$—	$366.3	$0.1	$196.5	$—	$562.9
_______________________

(1)	ON Semiconductor is a holding Company and has no operations apart from those of its operating subsidiaries.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Additionally, ON Semiconductor does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

See also Note 10: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 8:	Equity
Net income per share calculations for the quarter and nine months ended September 30, 2011 and October 1, 2010, respectively, are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net income (loss) applicable to ON Semiconductor Corporation	$(49.4)	$87.8	$54.1	$229.5
Basic weighted average common shares outstanding	448.8	431.6	445.5	430.0
Add: Incremental shares for:
Dilutive effect of stock options and awards	—	7.8	8.5	9.4
1.875% Convertible Senior Subordinated Notes	—	0.4	0.3	0.4
Diluted weighted average common shares outstanding	448.8	439.8	454.3	439.8
Net income (loss) per common share attributable to ON Semiconductor Corporation
Basic:	$(0.11)	$0.20	$0.12	$0.53
Diluted:	$(0.11)	$0.20	0.12	$0.52

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarter ended September 30, 2011, the effect of stock option shares was not included as the related impact would have been anti-dilutive as the Company generated a net loss. Common shares relating to employee stock options where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive were excluded from the diluted earnings per share calculation. The excluded option shares were 11.0 million and 24.0 million for the quarters ended September 30, 2011 and October 1, 2010, respectively, and 7.4 million and 17.4 million for the nine months ended September 30, 2011 and October 1, 2010, respectively.
For the quarter and nine months ended September 30, 2011 and October 1, 2010, the shares issuable upon the assumed conversion of the Zero Coupon Convertible Senior Subordinated Notes due 2024 were excluded in determining diluted net income per share. The Zero Coupon Convertible Senior Subordinated Notes were convertible into cash up to the par value of $99.4 million, based on a conversion price of $9.82 per share at September 30, 2011 and October 1, 2010. The excess of fair value over par value is convertible into stock. On September 30, 2011 and October 1, 2010, the Company’s common stock traded below $9.82; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.
For the quarter and nine months ended September 30, 2011 and October 1, 2010, the shares issuable upon the assumed conversion of the 2.625% Convertible Senior Subordinated Notes were excluded in determining diluted net income per share. The 2.625% Convertible Senior Subordinated Notes were convertible into cash up to the par value of $484.0 million, based on a conversion price of $10.50 per share. The excess of the fair value over par value is convertible into stock. On September 30, 2011 and October 1, 2010, the Company’s common stock traded below $10.50; thus, the effects of an assumed conversion would have been anti-dilutive and therefore were excluded.
Additionally, warrants held by non-employees to purchase 5.3 million shares of the Company’s common stock, which were obtained from the AMIS acquisition, were outstanding as of September 30, 2011, but were not included in the computation of diluted net income per share as the effect would have been anti-dilutive under the treasury stock method.
Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended September 30, 2011 were $3.3 million for which the Company withheld 443,568 shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of September 30, 2011, but may be reissued or retired by the Company at a later date.
At December 31, 2010, the minority interest balance was $22.0 million. This balance increased to $23.9 million at September 30, 2011, due to the minority interest’s $1.9 million share of the earnings for the nine months, which has been reflected in the Company’s consolidated statement of operations for the quarter ended September 30, 2011.
At December 31, 2009, the minority interest balance was $19.6 million. This balance increased to $21.8 million at October 1, 2010 due to the minority interest’s $2.2 million share of the earnings for the nine months, which has been reflected in the Company’s consolidated statement of operations for the quarter ended October 1, 2010.

Note 9:	Employee Stock Benefit Plans
At December 31, 2010, there was an aggregate of 24.4 million shares of common stock available for grant under the Company’s Amended and Restated Stock Incentive Plan (“Plan”), and at September 30, 2011, there was an aggregate of 19.5 million shares of common stock available for grant under the Company’s Plan.
Stock Options
The weighted-average estimated fair value of stock options granted during the quarter and nine months ended September 30, 2011 was $3.66 per share and $4.04 per share, respectively. The weighted-average estimated fair value of stock options granted during the quarter and nine months ended October 1, 2010 was $2.85 per share and $2.92 per share, respectively. The weighted-average assumptions associated with the stock options granted during the periods are as follows:

	Quarter Ended
	September 30, 2011	October 1, 2010
Volatility	48.9%	49.3%
Risk-free interest rate	1.1%	1.8%
Expected term	4.9 years	4.9 years

	Nine Months Ended
	September 30, 2011	October 1, 2010
Volatility	43.6%	48.7%
Risk-free interest rate	1.9%	1.9%
Expected term	4.9 years	4.9 years

Pre-vesting forfeitures were estimated to be approximately 11.0% for the quarter and nine months ended September 30, 2011, and 12.0% for the quarter and nine months ended October 1, 2010, based on historical experience.
A summary of stock option transactions for all stock option plans is as follows (in millions, except per share and term data):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2010	27.4	$7.44
Granted	0.3	10.17
Exercised	(8.5)	6.85
Cancelled	(0.7)	9.14
Outstanding at September 30, 2011	18.5	$7.69	4.7	$14.3
Exercisable at September 30, 2011	14.7	$7.82	4.2	$11.6

Additional information about stock options outstanding at September 30, 2011 with exercise prices less than or above $7.18 per share, the closing price of the Company’s common stock at September 30, 2011, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.18	7.5	$5.62	2.4	$6.07	9.9	$5.73
Above $7.18	7.2	10.08	1.4	9.17	8.6	9.93
Total outstanding	14.7	$7.82	3.8	$7.21	18.5	$7.69

Restricted Stock Units
Restricted stock units that vest over three to four years with service-based requirements, as well as restricted stock units that vest based on performance-based requirements, are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers, directors, and employees of the Company as of September 30, 2011 and changes during the nine months ended September 30, 2011 (number of shares in millions):

	Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2010	12.3	$5.19
Granted	4.0	10.59
Released	(4.9)	4.64
Forfeited	(1.0)	7.66
Nonvested shares of restricted stock units at September 30, 2011	10.4	$7.27

Stock Grant Awards
During the nine months ended September 30, 2011, the Company granted 0.1 million shares in stock grant awards with a weighted average grant date fair value of $10.55 per share to non-executive members of the Board of Directors. The awards vested and shares of common stock were issued immediately upon the effective date of the grant.
Employee Stock Purchase Plans
As of September 30, 2011, there were 4.4 million shares available for issuance under the 2000 Employee Stock Purchase Plan (“ESPP”). The weighted-average fair value of shares issued under the ESPP during the quarter and nine months ended September 30, 2011 was $2.29 per share and $2.16 per share, respectively. The weighted-average fair value of shares issued

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

under the ESPP during the quarter and nine months ended October 1, 2010 was $1.44 per share and $1.94 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

	Quarter Ended		Nine Months Ended
Employee Stock Purchase Plan	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.02%	0.17%	0.06%	0.14%
Volatility	32.0%	38.0%	32.0%	40.0%

Share-Based Compensation Expense
Total share-based compensation expense related to the Company’s stock options, restricted stock units, stock grant awards, and employee stock purchase plan, recognized for the quarter and nine months ended September 30, 2011 and October 1, 2010, respectively, was comprised as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Cost of revenues	$1.3	$4.5	$4.9	$11.1
Research and development	1.6	2.8	5.5	8.1
Selling and marketing	1.3	2.9	4.9	7.5
General and administrative	1.8	2.0	11.6	14.3
Restructuring	—	0.1	—	0.5
Share-based compensation expense before income taxes	$6.0	$12.3	$26.9	$41.5
Related income tax benefits(1)	—	—	—	—
Share-based compensation expense, net of taxes	$6.0	$12.3	$26.9	$41.5
_______________________

(1)
Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At September 30, 2011, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options and non-vested restricted stock units granted prior to that date was $7.3 million and $22.4 million, respectively. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2011 was $0.7 million and $35.2 million, respectively. The Company recorded cash received from the exercise of stock options of $1.3 million and $58.3 million and cash from issuance of shares under the ESPP of $2.1 million and $6.2 million and recorded no related tax benefits during the quarter and nine months ended September 30, 2011, respectively. The Company issues new shares of stock upon the exercise of stock options, restricted stock units vesting and the completion of a purchase under the ESPP.

Note 10:	Commitments and Contingencies
Leases
The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of September 30, 2011 (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Remainder of 2011	$7.1
2012	28.1
2013	22.4
2014	19.2
2015	17.2
Thereafter	36.0
Total	$130.0
Other Contingencies
The Company’s headquarters and manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola, Inc. (“Motorola”), and now Freescale Semiconductor, Inc. (“Freescale”) have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the August 4, 1999 recapitalization, Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.
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
As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheet. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheet as of September 30, 2011 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

The Company's manufacturing location in Aizu, Japan is located on property where soil and ground water contamination has been detected.  The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner.  The Company is working with local authorities to determine the appropriate remediation actions and expects remediation costs, subject to certain limitations, to be indemnified pursuant to an agreement between the Company and the prior owner or covered by insurance subject to a deductible.  Based on information available, any costs to the Company in connection with this matter are not expected to be material.
A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $3.8 million as of September 30, 2011. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million, but had not done so as of September 30, 2011. The Company also has outstanding guarantees and letters of credit outside of its non-reusable commitment credit totaling $9.0 million as of September 30, 2011.
As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

financing, capital lease obligations and real estate mortgages which totaled approximately $127.8 million as of September 30, 2011. The Company is also a guarantor of SCI LLC's unsecured loan with SANYO Electric, which had a balance of $349.2 million as of September 30, 2011. See Note 7: "Long-Term Debt" for further discussion of this loan.
For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $130.0 million as payments come due. The Company has not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.
Based on historical experience and information currently available, the Company believes that in the foreseeable future it will not be required to make payments under the standby letters of credit or guarantee arrangements.
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
The Company has, from time to time, been active in merger and acquisition activity. In connection with these mergers or acquisitions, the Company has agreed to indemnify the other party or parties to the merger or acquisition agreement for certain claims or occurrences, limited in most instances by time and/or monetary amounts.
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
In addition to the above, from time to time the Company provides standard representations and warranties to counterparties in contracts in connection with sales of its securities and the engagement of financial advisers and also provides indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by the Company.
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
Legal Matters
The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the next paragraphs will have a material effect on the Company's financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, consolidated financial position, results of operations or cash flows could be materially and adversely affected.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Securities Class Action Litigation
During the period of July 5, 2001 through July 27, 2001, the Company was named as a defendant in three shareholder class action lawsuits that were filed in federal court in New York City against it and certain of the Company's former officers, current and former directors and the underwriters of the Company's initial public offering. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York ("District Court") as: Abrams v. ON Semiconductor Corp., et al., C.A. No 01-CV-6114; Breuer v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6287; and Cohen v. ON Semiconductor Corp., et al., C.A. No. 01-CV-6942. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint that supersedes the individual complaints originally filed. The amended complaint alleges, among other things, that the underwriters of the Company's initial public offering improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's common stock in the aftermarket as conditions of receiving shares in its initial public offering. The amended complaint further alleges that these supposed practices of the underwriters should have been disclosed in the Company's initial public offering prospectus and registration statement. The amended complaint alleges violations of both the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their public offering underwriters in New York City, which have all been transferred, along with the case against the Company, to a single federal district court judge for purposes of coordinated case management. The Company believes that the claims against it are without merit and has defended, and intends to continue to defend, the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of these claims will be favorable for the Company.

On July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In addition, the parties have stipulated to the voluntary dismissal without prejudice of the Company's individual former officers and current and former directors who were named as defendants in the Company's litigation, and they are no longer parties to the litigation. On February 19, 2003, the District Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling, the District Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the District Court dismissed all of these claims with prejudice, and refused to allow plaintiffs the opportunity to re-plead these claims. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the District Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The District Court also denied the underwriter defendants' motion to dismiss in all respects.
In June 2003, upon the determination of a special independent committee of the Company's Board of Directors, the Company elected to participate in a proposed settlement with the plaintiffs in this litigation. Had it been approved by the District Court, this proposed settlement would have resulted in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed issuer settlement was conditioned on, among other things, a ruling by the District Court that the claims against the Company and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement in a timely and appropriate fashion.
On December 5, 2006, the U.S. Court of Appeals for the Second Circuit ("Court of Appeals") issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company could not be certified as class actions due, in part, to the Court of Appeals' determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007, the Court of Appeals denied the plaintiffs' petition for rehearing of the Court of Appeals' December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. In light of the Court of Appeals' December 5, 2006 decision regarding certification of the plaintiffs' claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including the Company.
On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.
On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals and remanded the final appeal to the District Court to determine whether the appellant has standing to object to the settlement. On August 25, 2011, the District Court ruled that the last remaining objector lacks standing to object to the settlement. That objector has appealed that ruling to the Court of Appeals. The settlement calls for a total payment of $586.0 million from all defendants, including underwriters, of which $100.0 million is allocated to the approximately 300 issuer defendants. Under the settlement, the Company's insurers are to pay the full amount of the settlement share allocated to it, and the Company would bear no financial liability. The Company, as well as the officer and director defendants (current and former) who were previously dismissed from the action pursuant to tolling agreements, are to receive complete dismissals from the case. While the Company can make no assurances or guarantees as to the outcome of these proceedings, based upon the Company's current knowledge, the Company believes that the final result of this action will have no material effect on the Company's consolidated financial position, results of operations or cash flows.
Other Litigation Matter
On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation, C.A. No. 1:10-CV-01101-GMS. The lawsuit was brought by a stockholder of ON Semiconductor Corporation and alleges generally that (1) ON Semiconductor Corporation's 2010 proxy statement contained materially false and misleading information regarding our Amended and Restated Stock Incentive Plan ("Plan") in violation of the federal securities laws; (2) the Plan was defective and, thus, any awards made pursuant to the Plan would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor Corporation officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Plan. The Company has moved to dismiss the lawsuit. The Company denies the substantive allegations made in the lawsuit and intends to continue to vigorously defend against them. While the Company makes no assurances or guarantees as to the outcome of this proceeding, based upon our current knowledge, the Company believes that the final result of this action will have no material effect on our consolidated financial position, results of operations or cash flows.
See Part I, Item 1 "Business-Government Regulation" of the 2010 Form 10-K for information on certain environmental matters.

Note 11:	Fair Value of Financial Instruments
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Balance as of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$396.7	$396.7	$309.4	$309.4
Money market funds	—	—	46.1	46.1
Treasuries	213.9	213.9	267.8	267.8
Commercial paper	48.7	48.7	—	—
Other Current Assets
Foreign currency exchange contracts	$1.5	$1.5	$1.1	$1.1
Liabilities:
Foreign currency exchange contracts	$—	$—	$0.6	$0.6

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company's short-term investments balance of $178.4 million are classified as held-to-maturity securities and are carried at amortized cost, which excludes $1.4 million of unrealized losses as of September 30, 2011.
As of September 30, 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
Long-Term Debt, Including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at September 30, 2011 and December 31, 2010 are as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes - Level 1	$559.5	$660.9	$579.7	$818.0
Long-term debt - Level 3	$523.1	$490.6	$160.7	$155.1

The fair value of the Convertible Notes was estimated based on quoted market prices.
The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at September 30, 2011 and December 31, 2010.
The fair value of long-term debt Level 3 financial instruments was determined by discounting the remaining payments of the outstanding debt using estimated current rates ranging from 0.930% to 4.165% at September 30, 2011.

Note 12:	Segment Information
Revenues, gross profit and operating income for the Company’s reportable segments for the three and nine months ended September 30, 2011 and October 1, 2010, respectively, are as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Automotive & Power Group	Computing & Consumer Group	Digital, Mixed- Signal and Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended September 30, 2011:
Revenues from external customers	$149.4	$130.4	$156.8	$166.6	$294.8	$898.0
Segment gross profit	$54.7	$47.8	$88.3	$54.7	$26.5	$272.0
Segment operating income (loss)	$23.6	$17.0	$38.3	$33.4	$(41.9)	$70.4
For quarter ended October 1, 2010:
Revenues from external customers	$144.6	$134.6	$137.3	$184.2	$—	$600.7
Segment gross profit	$55.6	$57.6	$74.0	$74.0	$—	$261.2
Segment operating income	$26.8	$26.3	$27.7	$56.9	$—	$137.7

	Automotive & Power Group	Computing & Consumer Group	Digital, Mixed- Signal and Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For nine months ended September 30, 2011:
Revenues from external customers	$452.1	$407.5	$451.6	$516.0	$847.2	$2,674.4
Segment gross profit	$164.8	$160.4	$251.8	$186.3	$52.5	$815.8
Segment operating income (loss)	$69.1	$66.2	$95.0	$122.3	$(127.1)	$225.5
For nine months ended October 1, 2010:
Revenues from external customers	$409.7	$392.9	$409.8	$521.8	$—	$1,734.2
Segment gross profit	$152.3	$172.1	$236.5	$197.3	$—	$758.2
Segment operating income	$66.1	$78.7	$94.8	$133.5	$—	$373.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended
	September 30, 2011	October 1, 2010
Gross profit for reportable segments	$272.0	$261.2
Unallocated amounts:
Other unallocated manufacturing costs	(10.9)	(14.7)
Gross profit	$261.1	$246.5
Operating income for reportable segments	$70.4	$137.7
Unallocated amounts:
Restructuring and other charges	(65.4)	(0.9)
Other unallocated manufacturing costs	(10.9)	(14.7)
Other unallocated operating expenses	(0.8)	(14.4)
Operating income (loss)	$(6.7)	$107.7

	Nine Months Ended
	September 30, 2011	October 1, 2010
Gross profit for reportable segments	$815.8	$758.2
Unallocated amounts:
Other unallocated manufacturing costs	$(46.2)	$(39.8)
Gross profit	$769.6	$718.4
Operating income for reportable segments	$225.5	$373.1
Unallocated amounts:
Restructuring and other charges	(82.9)	(7.0)
Other unallocated manufacturing costs	(46.2)	(39.8)
Other unallocated operating expenses	(13.5)	(32.9)
Operating income	$82.9	$293.4

Revenues by geographic location including local sales and exports made by operations within each area, based on shipments from the respective country, are summarized as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended
	September 30, 2011	October 1, 2010
United States	$136.5	$124.9
Other Americas	6.0	4.9
United Kingdom	111.1	90.0
Belgium	0.7	0.2
China	267.8	207.6
Japan	136.4	—
Singapore	180.6	137.7
Other Asia/Pacific	58.9	35.4
Other Europe	—	—
	$898.0	$600.7

	Nine Months Ended
	September 30, 2011	October 1, 2010
United States	$398.5	$362.0
Other Americas	23.3	9.4
United Kingdom	328.8	276.7
Belgium	3.7	0.3
China	815.3	579.2
Japan	380.8	—
Singapore	545.0	401.9
Other Asia/Pacific	179.0	104.7
Other Europe	—	—
	$2,674.4	$1,734.2

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	September 30, 2011	December 31, 2010
United States	$270.3	$223.7
China	100.2	97.0
Europe	109.6	104.6
Malaysia	164.8	137.4
Other Asia/Pacific	271.8	178.3
Japan	134.7	70.8
Belgium	68.4	47.8
Other Americas	11.0	4.7
	$1,130.8	$864.3

For the quarter and nine months ended September 30, 2011, there was no individual customer which accounted for more than 10.0% of the Company’s total revenues. For the quarter and nine months ended October 1, 2010, one of the Company’s customers accounted for 14.0% and 12.0% of the Company’s total revenues, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 13: Subsequent Events

Thailand Flooding

On October 19, 2011 the Company announced in a press release an update on the impact to its business from the continued flooding in Thailand. The Company believes that its SANYO Semiconductor division's manufacturing operations in Thailand, including buildings and equipment located at the Rojana Industrial Park in Ayutthaya, Thailand, have been severely damaged by the flood. Operations at this location remain suspended. The Company has not yet been able to enter its site and buildings and is uncertain as to when it will be able to gain access due to the extensive flooding. Based on currently available information and given the extent of the potential damage, the Company is unable to determine when it might be able to re-start probe, assembly and test operations at the Rojana Industrial Park, if at all. The future of this site will be evaluated once the Company is able to gain access to its facility.

The Company currently occupies approximately 160,000 square feet of production space and employs approximately 1,800 people, which includes approximately 350 subcontractors, at its Thailand Rojana Industrial Park facility.

Additionally, as a result of the flooding, the Company is in the process of evaluating the recoverability of the assets related to the Thailand Rojana Industrial Park facility. The Company has concluded, based on its preliminary evaluation, that an impairment charge of approximately $50.0 million to $65.0 million related to inventory, fixed assets and other assets located at the Rojana Industrial Park facility will be required to reduce the carrying value of the inventory, fixed assets and other assets to their expected recoverable values. The Company anticipates recording the impairment charge in the fourth quarter of 2011. These amounts are preliminary and subject to change as the Company finalizes its assessment of the charge and costs associated with the assets. The Company has insurance coverage up to approximately $50.0 million for the damage at this site; however, these proceeds will not fully offset the impact to the business as a result of the flooding of this site. The Company also cannot estimate the timing of its receipt of the proceeds that it ultimately receives from this coverage and there may be a substantial delay between its incurrence of losses and such recovery.

The Company also has operations located in an industrial park in Bang Pa In, Thailand, which has also recently been flooded. As a result, the Company has suspended operations at this facility as well. While the Company's equipment is located on the third floor, it has been unable to assess the potential damage to its equipment, inventory and production at this site. This facility currently occupies approximately 8,000 square feet of production space and employs approximately 150 people. The Company has approximately $50.0 million of additional insurance coverage for the Bang Pa In facility. The Company currently does not expect damages covered by the insurance for this facility to exceed the applicable coverage. However, the Company cannot estimate the timing of its receipt of the proceeds that it ultimately receives from this coverage and there may be a substantial delay between its incurrence of losses and such recovery.

The Rojana Industrial Park operations produced approximately 10% to 12% of our worldwide output as measured by third quarter 2011 revenues and the operations at the Bang Pa In facility produced approximately 2% to 3% of such output. Based on the Company's current assessment of the situation, it believes the flooding will negatively impact revenues and earnings for a minimum of three to four quarters beginning in the fourth quarter of 2011. The Company also currently believes that the negative impact to revenue directly related to the flooding of its Thailand manufacturing facilities, including the Bang Pa In facility, will be approximately $60.0 million in the fourth quarter of 2011. Additionally, the Company anticipates that there will be a significant impact on cash flow as well, both from decreased revenues and from increased costs associated with this event including expenses to restore production.

See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Facilities" included elsewhere in this Form 10-Q for additional information relating to the effects of the Thailand flooding.

Aizu Facility Closure

On October 16, 2011, the Company committed to a plan to close its wafer manufacturing facility located in Aizu, Japan by the end of the second quarter of 2012 ("Aizu Plan"). Under the Aizu Plan, a majority of the Aizu, Japan production will be transferred to other Company-owned wafer fabrication facilities. The Aizu Plan is being undertaken as part of the Company's overall drive for operational efficiencies and is in line with an ongoing strategy aimed at migrating in-house production to large, high volume facilities, and investing in more advanced wafer technologies.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The Aizu Plan includes the elimination in workforce of approximately 197 full time and 94 contract employees at the Aizu site. These actions are expected to take place over the next twelve months and are expected to lower certain of the Company's costs. As a result of the Aizu Plan, the Company expects to incur cash charges beginning in the fourth quarter of 2011 of approximately $20.0 million to $25.0 million, which will include expected severance costs of approximately $14.0 million to $15.0 million and other exit costs of approximately $6.0 million to $10.0 million.

The above amounts are preliminary and subject to change as we finalize our assessment of the charges and costs associated with the above items. These charges and costs do not take into consideration any potential cost savings associated with the actual closure of the Aizu site.

(See Note 5: "Restructuring, Asset Impairments and Other, Net" for further discussion of the asset impairment charge recorded during the quarter ended September 30, 2011 associated with the Company's plan to close its wafer manufacturing facility located in Aizu, Japan.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“Commission”) on February 24, 2010, and our unaudited consolidated financial statements for the fiscal quarter ended September 30, 2011, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of certain factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q, Part I, Item 1A, “Risk Factors” of our 2010 Form 10-K and Part II, Item 1A, “Risk Factors” of our Form 10-Q for the quarter ended April 1, 2011 (the “April 1 Form 10-Q”).
Company Highlights for the Quarter Ended September 30, 2011

•	Total revenues of approximately $898.0 million

•	Cash, cash equivalents and short-term investments of $837.7 million

•	Retired $53.0 million in par value of ON Semiconductor's 2.625% Convertible Senior Subordinated Notes due 2026.

•	Japan operations have fully recovered from the March earthquake and tsunami.

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
Business and Company Overview
We are a premier supplier of high performance, silicon solutions for energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits ("ASICs") use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.
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
Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio currently comprises approximately 42,000 products and we shipped approximately 33.6 billion units during the first nine months of 2011 as compared to approximately 28.6 billion units in the first nine months of 2010. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products provides our customers with single source purchasing on a cost-effective and timely basis.
Acquisitions
Acquisition of SANYO Semiconductor Co., Ltd. (“SANYO Semiconductor”)
On January 1, 2011, we paid SANYO Electric Co., Ltd. (“SANYO Electric”) $142.1 million in cash (using restricted cash as of December 31, 2010) and issued a $377.5 million note payable to SANYO Electric, through our subsidiary Semiconductor Components Industries, LLC ("SCI LLC"), whereby SANYO Semiconductor became our wholly-owned subsidiary. In the second quarter of 2011, we received approximately $39.7 million in cash from SANYO Electric of which $19.0 million had been recognized as of April 1, 2011. These amounts represent adjustments for working capital and pension liabilities, as defined in the purchase agreement as well as certain adjustments to conform to our accounting policies. As a result of these adjustments, the purchase price has been reduced to $479.9 million as of September 30, 2011. The purchase price may be subject to future adjustments primarily related to pension and related benefit liabilities.
We believe that this acquisition has provided and will provide us with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Ultimately, we believe that the combination of SANYO Semiconductor's operations with our own has provided and will provide us with highly complementary products, customers and geographic regions. See Note 2: “Acquisitions,” Note 5: “Restructuring, Asset Impairments and Other, Net,” Note 6: “Balance Sheet Information” and Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information about the acquisition of SANYO Semiconductor.
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

Automotive & Power Products	Computing & Consumer Products	Digital, Mixed- Signal and Memory Products	Standard Products	SANYO Semiconductor Products

MOSFETs	DC-DC Conversion	Medical	Bipolar Power	Hyper Devices

Analog Automotive	Analog Switches	Integrated Sensor Products (“ISP”)	Thyristor	Hybrid Integrated Circuits

Auto Power	AC-DC Conversion	Military & Aerospace	Small Signal	Standard LSI Products

LDO & Vregs	Low Voltage	Mixed Signal ASICs	Zener	Custom LSI Products

Mixed-Signal Automotive	Standard Logic	Industrial ASSPs	Protection

	Power Switching	High Frequency	Rectifier

	Signal & Interface	Foundry and Integrated Passive Device ("IPD") Manufacturing Services	Filters

Memory Products

Customers
We have approximately 449 direct customers worldwide, and we also service approximately 261 significant original equipment manufacturers indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading original equipment manufacturers in a broad variety of industries, such as Continental Automotive Systems, Panasonic, Delta, Samsung, Hella, LG Electronics, Motorola Mobility, Motorola Solutions, Boston Scientific, Delphi, Huawei Technology, Seagate Technology, Bosch, Sony Ericsson, Siemens, Visteon, Triquint Semiconductor, and Johnson Controls; (2) electronic manufacturing service providers, such as Flextronics, Jabil, Benchmark Electronic, and Sanmina; and (3) global distributors, such as Avnet, World Peace, Arrow, Wintech, Yosun, EBV Elektronik, and Future.
Operating Facilities
We currently have major design operations in Arizona, Rhode Island, Idaho, California, Texas, Oregon, China, Romania, Switzerland, the Czech Republic, Korea, Belgium, Canada, Germany, India, Ireland, and France, and we currently operate manufacturing facilities in Oregon, Idaho, Belgium, China, the Czech Republic, Japan, Malaysia, the Philippines, and Thailand.
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
In October 2011, our SANYO Semiconductor division's manufacturing operations in Thailand, including buildings and equipment and books and records located at the Rojana Industrial Park in Ayutthaya, Thailand, were severely damaged by the flooding. Operations at this location remain suspended. We have not yet been able to enter our site and buildings and it is uncertain as to when we will be able to gain access due to the extensive flooding damage. Based on currently available information and given the extent of the potential damage, we are unable to determine when we might be able to re-start probe, assembly and test operations at the Rojana Industrial Park, if at all. The future of this site will be evaluated once we are able to gain access to our facility.

We are working on options to meet our customers' production needs by shifting production to other facilities within and outside our global manufacturing network. Certain products will be sourced from alternative assembly and test locations, while more complex production transfers may take multiple quarters to be restored to full production capacity.

Our latest estimate is that operations located in the Rojana Industrial Park produced approximately 10% to 12% of our total worldwide output measured by revenues of $898.0 million for the third quarter of 2011. We estimate that operations at the Bang Pa In facility produced approximately 2% to 3% of such output.

Based on the our current assessment of the situation, we believe the flooding will negatively impact revenues and earnings for a minimum of three to four quarters beginning in the fourth quarter of 2011. We currently estimate the negative impact to revenues directly related to the flooding of our Thailand manufacturing facilities, including the Bang Pa In facility, to be approximately $60.0 million of lost revenue in the fourth quarter of 2011. Our estimates do not include any unusual or incremental charges and expenses we may incur as a result of the flood in Thailand and our efforts to restore production capacity.  Nor do they include any impact from the flood on our suppliers, subcontractors and customers, which we are continuing to evaluate.  Such impacts could include, but are not limited to, impacts on our ability to continue to acquire the components of our products on a timely basis from vendors that have been affected by the floods or from alternative sources of supply, if any; impacts on the continuing availability of uninterrupted services from subcontractors; impacts on the cost of component materials and services that we acquire from our vendors and subcontractors, which may increase as a result of supply shortages or otherwise; and impacts from customer purchase order or inventory cancellations or reductions and lost market share.  Some of our suppliers may fail to remain in business as a result of liquidity issues caused by the flooding.  Our ability to find alternative sources of quality component materials at acceptable prices or at all is uncertain.

While we have insurance related to our operations at the Rojana Industrial Park, we currently believe that the damage from the flood will exceed the $50.0 million of potential proceeds we could receive from insurance claims related to our operations at the Rojana Industrial Park. We also have an addition $50 million of insurance coverage for the Bang Pa In facility.  We currently do not expect damages covered by the insurance for this facility to exceed the applicable coverage.  However, we cannot estimate the timing of our receipt of the proceeds from our insurance coverage at either location and there may be a substantial delay between our incurrence of losses and such recovery.

We expect to incur significant unusual charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations and some of these will be cash charges and expenses.  Such expenses along with decreased revenues could have an impact on our liquidity and cash flow.  We estimate that we will spend approximately $50 million of incremental capital expenditures to more quickly enable us to support our customers and their production.  Costs incurred to restore availability of supply to our customers may include costs for expedited shipping and other charges.  Other unusual costs and expenses include items such as fixed asset impairments, inventory write-downs, charges related to cancellation of purchase orders for excess materials and charges for restoration and recovery work.  The amount of these charges and expenses cannot currently be estimated and is dependent on a number of factors.  Our overall costs will also be negatively impacted by other factors, such as the under absorption of our manufacturing and operating support overhead.

As a result of the flooding, we are in the process of evaluating the recoverability of the assets related to the Thailand Rojana Industrial Park facility. We have concluded, based on our preliminary evaluation, that an impairment charge of approximately $50.0 million to $65.0 million related to inventory, fixed assets and other assets located at the Rojana Industrial Park facility will be required to reduce the carrying value of the inventory, fixed assets and other assets to their expected recoverable values. We anticipate recording the impairment charge in the fourth quarter of 2011. These amounts are preliminary and subject to change as we finalize our assessment of the charge and costs associated with the assets.

In addition, because we have been unable to access these facilities, we have not been able to determine the extent to which our books and financial and other corporate records and data for our Sanyo Semiconductor division's Thailand operations have been lost due to the flooding, including any records that may have been saved electronically and the backup storage for these electronic records.  We are continuing to evaluate the extent to which this data may have been lost, our ability to recover or reconstruct any such data that has been lost, the impact any such loss may have on our ability to prepare future financial statements in accordance with generally accepted accounting principles and Commission requirements and to integrate SANYO Semiconductor into our financial and other controls and procedures, any other impacts of the loss of any such data and our options for dealing with the resultant circumstances. Although the potential loss of such data did not affect the reporting of our third quarter results, if any such data has been lost and we are unable to recover or reconstruct the data, it could adversely impact our historical and future reporting of our financial results for the fourth quarter and year ended 2011 as well as future periods.

In October 2011, we committed to a plan to close our wafer manufacturing facility located in Aizu, Japan by the end of the second quarter of 2012 ("Aizu Plan"). Under the Aizu Plan, a majority of the Aizu, Japan production will be transferred to other Company-owned wafer fabrication facilities. The Aizu Plan is being undertaken as part of our overall drive for operational efficiencies and is in line with an ongoing strategy aimed at migrating in-house production to large, high volume facilities, and investing in more advanced wafer technologies.
See Part I, Item 1, Note 5: "Restructuring, Asset Impairments and Other, Net" and Note 13: "Subsequent Events" of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information about the announced closure of the Aizu, Japan wafer manufacturing facility.

New Product Innovation
As a result of the success of our research and development initiatives, excluding the introduction of lead-free products, we introduced 237 new product families in 2010. During the first nine months of 2011, we introduced an additional 211 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies regularly. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.
Business and Macroeconomic Environment
We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure; however, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Over the past nine months, we believe the business environment has weakened due to economic uncertainty and volatility in the United States and Europe and has been further impacted by the Japan earthquake and resulting tsunami as well as the recent flooding in Thailand. These factors have either impacted us directly or have affected our customers and suppliers, which in turn has affected our business, including sales, the collection of receivables, and results of operations. Although we view many of these issues as temporary, our continuing outlook for the future will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.
See "Operating Facilities" above for information related to the expected effects of the Thailand flooding.

Outlook

Based upon product booking trends, backlog levels, and estimated turns levels we estimate that total Company revenues will be approximately $740.0 million to $780.0 million in the fourth quarter of 2011. This guidance includes the estimated revenue reduction as a result of the flood in Thailand. Backlog levels for the fourth quarter of 2011 represent approximately 80.0% to 85.0% of our anticipated fourth quarter 2011 revenues. We estimate average selling prices for the fourth quarter of 2011 will be down approximately 3.0% compared to the third quarter of 2011.

For the fourth quarter of 2011, we estimate that gross profit as a percentage of revenues will be approximately 26% to 28%. We face the adverse impact from lower sales as a result of the flood in Thailand and the SANYO inventory valuation adjustment, as well as the inventory correction occurring within the overall semiconductor supply chain. This gross margin percentage reflects the expected negative impact of $24.0 million from the expensing of certain items associated with our acquisitions. For the fourth quarter of 2011, we also expect total operating expenses of approximately $195.0 million to $205.0 million, which includes amortization of acquisition-related intangible assets, restructuring, asset impairment and other charges of approximately $15.0 million.

For the fourth quarter of 2011, we anticipate interest expense, net of interest income and other will be approximately $22.0 million, which includes non-cash interest expense of approximately $9.0 million relating to our convertible senior subordinated notes. We estimate that the provision for income taxes will be approximately $2.0 million to $4.0 million in the fourth quarter of 2011, with cash payments of income taxes of approximately $4.0 million to $6.0 million. We also estimate share-based compensation expense of approximately $6.0 million in the fourth quarter of 2011, of which approximately $1.0 million is expected to be included in cost of goods sold and the remaining included within operating expenses above.

For the fourth quarter of 2011, we expect total cash capital expenditures of approximately $65.0 million and total capital expenditures of $320.0 million to $330.0 million for 2011.

Our guidance does not include any unusual or incremental charges and expenses we may incur during the fourth quarter as a result of the flood in Thailand and our efforts to restore production capacity. Nor does it include any impact from the flood on our suppliers, subcontractors and customers, which we are continuing to evaluate. Further, our guidance reflects only our current assessment of the Thailand flood and our related understanding of its impact to our business continues to change and evolve.

Results of Operations
Quarter Ended September 30, 2011 Compared to Quarter Ended October 1, 2010
The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended September 30, 2011 and October 1, 2010. The amounts in the following table are in millions:

	Quarter ended
	September 30, 2011	October 1, 2010	Dollar Change
Revenues	$898.0	$600.7	$297.3
Cost of revenues	636.9	354.2	282.7
Gross profit	261.1	246.5	14.6
Operating expenses:
Research and development	91.5	63.3	28.2
Selling and marketing	48.4	35.5	12.9
General and administrative	51.9	31.2	20.7
Amortization of acquisition-related intangible assets	10.6	7.9	2.7
Restructuring, asset impairments and other net	65.4	0.9	64.5
Total operating expenses	267.8	138.8	129.0
Operating income (loss)	(6.7)	107.7	(114.4)
Other income (expenses):
Interest expense	(16.9)	(14.1)	(2.8)
Interest income	0.3	0.2	0.1
Other	(3.1)	(0.8)	(2.3)
Loss on debt repurchase	(5.3)	—	(5.3)
Other income (expenses), net	(25.0)	(14.7)	(10.3)
Income before income taxes and minority interests	(31.7)	93.0	(124.7)
Income tax provision	(17.3)	(4.6)	(12.7)
Net income (loss)	(49.0)	88.4	(137.4)
Net income attributable to minority interests	(0.4)	(0.6)	0.2
Net income (loss) attributable to ON Semiconductor Corporation	$(49.4)	$87.8	$(137.2)

Revenues
Revenues were $898.0 million and $600.7 million during the quarter ended September 30, 2011 and October 1, 2010, respectively. The increase in the third quarter of 2011 as compared to the third quarter of 2010 was primarily due to an increase in revenues of $303.3 million from our acquisition of SANYO Semiconductor, the ISBU from Cypress Semiconductor, and Sound Design Technologies Ltd. (“SDT”) and increases in volume and mix of 2% and by decreases in average selling prices of approximately 3%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended September 30, 2011	As a % of Revenue	Quarter Ended October 1, 2010	As a % of Revenue	Dollar Change	% Change
Automotive and Power Group	$149.4	17%	$144.6	24%	$4.8	3%
Computing & Consumer Group	130.4	15%	134.6	22%	(4.2)	(3)%
Digital, Mixed-Signal & Memory Product Group	156.8	17%	137.3	23%	19.5	14%
Standard Products Group	166.6	19%	184.2	31%	(17.6)	(10)%
SANYO Semiconductor Products Group	294.8	33%	—	—%	294.8	100%
Total revenues	$898.0		$600.7		$297.3

Revenues from the automotive and power group increased $4.8 million, or 3%, in the third quarter of 2011 as compared to the third quarter of 2010. The increase is attributed to increases in revenues from mixed signal automotive products of 22.3%, auto power products of 27.5%, partially offset by decreases in revenues from MOSFETs of 5.2%, LDO and voltage regulator products of 7.9%, analog automotive products of 1.1% and automotive application specific standard products of 4.2%.
Revenues from computing and consumer products decreased $4.2 million, or 3%, in the third quarter of 2011 as compared to the third quarter of 2010. The decrease in revenue is attributed to decreases in revenues from AC-DC conversion products of 15.4%, signal and interface products of 11.2%, and low voltage power products of 3.5%, partially offset by increases in revenues from standard logic products of 8.6%, analog switches of 18.3% and power switch products of 3.4%.
Revenues from digital, mixed-signal and memory products increased $19.5 million, or 14%, in the third quarter of 2011 as compared to the third quarter of 2010. The increase in revenue is attributed to products related to the acquisition of the ISBU from Cypress Semiconductor, foundry services products of 61.2%, revenues from our acquisition of SDT of 69.5%, linear light sensor products of 64.6%, medical products of 8.5%, industrial ASSP products of 28.6%, IPD and manufacturing services products of 11.9%, and mixed-signal ASICs of 0.1%, partially offset by decreases in revenues from high frequency products of 20.8%, military and aerospace products of 2.3%, and revenues from our acquisitions of PulseCore Holdings (Cayman) Inc. ("PulseCore") of 23.6% and Catalyst Semiconductor, Inc. ("Catalyst") of 1.1%.
Revenues from standard products decreased $17.6 million, or 10%, in the third quarter of 2011 as compared to the third quarter of 2010. The decrease in revenue is attributed to decreases in revenues from filter products of 31.7%, rectifier products of 11.8%, protection products of 17.8%, zener products of 4.5%, thyristor products of 6.0% and bipolar power products of 3.5%, partially offset by increases in revenues from small signal products of 4.7%.
Revenues from SANYO Semiconductor products were $294.8 million in the third quarter of 2011. These revenues are the result of our January 1, 2011 SANYO Semiconductor acquisition.
Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended September 30, 2011	As a % of Revenue	Quarter Ended October 1, 2010	As a % of Revenue
Americas	$142.5	16%	$129.8	22%
Asia/Pacific	643.7	72%	380.7	63%
Europe	111.8	12%	90.2	15%
Total	$898.0	100%	$600.7	100%

As a result of our acquisition of SANYO Semiconductor our concentration of global revenue has further shifted to the Asia/Pacific region.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarter ended September 30, 2011, we had no single customer that accounted for 10% of our total revenues. For the quarter ended October 1, 2010, we had one customer that accounted for 14.0% our total revenues.
Gross Profit
Our gross profit was $261.1 million in the third quarter of 2011 compared to $246.5 million in the third quarter of 2010,

primarily as a result of gross profit contribution from our recent SANYO Semiconductor acquisition. Our gross profit in the third quarter of 2011 included approximately $10.6 million of increased cost of sales associated with the write-off of step-up in fair market value of inventory related to recent acquisitions. As a percentage of revenues, our gross margin was 29.1% in the third quarter of 2011 as compared to 41.0% in the third quarter of 2010.

	Quarter Ended	As a % of Net Revenue	Quarter Ended	As a % of Net Revenue	Dollar Change	% Change
	September 30, 2011		October 1, 2010
Automotive & Power Group	$54.7	6.1%	$55.6	9.3%	$(0.9)	(1.6)%
Computing & Consumer Products Group	47.8	5.3%	57.6	9.6%	(9.8)	(17.0)%
Digital, Mixed-Signal & Memory Product Group	88.3	9.8%	74.0	12.3%	14.3	19.3%
Standard Products Group	54.7	6.1%	74.0	12.3%	(19.3)	(26.1)%
SANYO Semiconductor Products Group	26.5	3.0%	—	—%	26.5	100%
Gross profit by segment	272.0		261.2		$10.8
Unallocated
Manufacturing	(10.9)	(1.2)%	(14.7)	(2.4)%
Total gross profit	$261.1	29.1%	$246.5	41.0%

Gross profit from automotive and power products decreased $0.9 million, or 1.6%, in the third quarter of 2011 as compared to the third quarter of 2010. The decrease in gross profit is attributed to decrease in gross profit from MOSFET products of 19.3% and LDO and voltage regulator products of 12.1%, partially offset by increases in gross profit from mixed signal automotive products of 14.8%, analog automotive products of 8.7%, auto power products of 21.2% and automotive ASSPs of 1.9%.
Gross profit from computing and consumer products decreased $9.8 million, or 17.0%, in the third quarter of 2011 as compared to the third quarter of 2010. The decrease in gross profit is attributed to decreases in gross profit from AC-DC conversion products of 52.1%, signal and interface products of 22.7%, power switching products of 15%, DC-DC conversion products of 10.1% and low voltage power products of 4.1%, partially offset by increases in gross profit from analog switches of 83.9% and standard logic products of 9.2%.
Gross profit from digital, mixed-signal and memory products increased $14.3 million, or 19.3%, in the third quarter of 2011 as compared to the third quarter of 2010. The increase in gross profit is attributed to increases in gross profit associated with our ISBU acquisition from Cypress Semiconductor, foundry services of 38.3%, medical products of 20.3%, products associated with our SDT acquisition of greater than 100%, military and aerospace of 10.8%, IPD and manufacturing services of 46.5%, industrial ASSP products of 28.1%, products associated with our acquisition of Catalyst of 10.7%, and linear light sensor products of 20.8%, partially offset by decreases in gross profit from high frequency products of 24.1%, mixed signal ASIC products of 2.9% and products from our PulseCore acquisition of 35.1%.
Gross profit from standard products decreased $19.3 million, or 26.1%, in the third quarter of 2011 as compared to the third quarter of 2010. The decrease in gross profit is attributed to decreases in gross profit from protection products of 24.4%, rectifier products of 34%, filter products of 42.8%, bipolar power products of 61.1%, zener products of 11.2% and thyristor products of 5.3%, partially offset by increases in gross profit from small signal products of 15.1%.
Gross profit from SANYO Semiconductor products was $26.5 million in the third quarter of 2011. The gross profit includes the impact of approximately $10.6 million of increased costs of sales associated with the write-off of step-up in fair market value of inventory. Any future improvement to gross profit will be largely contingent on the execution of our manufacturing consolidation strategy previously discussed in this Part I, Item 1, Note 5: "Restructuring, Asset Impairment and Other, Net" of the notes to the unaudited consolidated financial statements and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Operating Facilities" in this Form 10-Q.
Operating Expenses
Research and development expenses were $91.5 million in the third quarter of 2011 compared to $63.3 million in the third quarter of 2010, representing an increase of $28.2 million, or 44.5%. Research and development expenses represented 10.2% and 10.5% of revenues for the third quarter of 2011 and the third quarter of 2010, respectively. The increase in research and development expenses was attributable to increased expense associated with on-going research and development activities associated with our SANYO Semiconductor acquisition, along with an increase in labor cost related to increased head count in the third quarter of 2011 as compared to the third quarter of 2010.
Selling and marketing expenses were $48.4 million in the third quarter of 2011 compared to $35.5 million in the third quarter of 2010, representing an increase of $12.9 million, or 36.3%. Selling and marketing expenses represented 5.4% and 5.9% of revenues for the third quarter of 2011 and the third quarter of 2010, respectively. The increase in selling and marketing expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition, along with an increase in labor cost related to increased head count in the third quarter of 2011 as compared to the third quarter of 2010.
General and administrative expenses were $51.9 million in the third quarter of 2011 compared to $31.2 million in the third quarter of 2010, representing an increase of $20.7 million, or 66.3%. General and administrative expenses represented 5.8% and 5.2% of revenues for the third quarter of 2011 and the third quarter of 2010, respectively. The increase in general and administrative expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition, along with an increase in labor cost related to increased head count in the third quarter of 2011 as compared to the third quarter of 2010.
Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets
Amortization of acquisition-related intangible assets was $10.6 million and $7.9 million for the quarters ended September 30, 2011 and October 1, 2010, respectively. The increase of $2.7 million from the second quarter of 2010 to 2011 was primarily attributed to amortization of intangible assets associated with our acquisitions of the ISBU from Cypress Semiconductor, SANYO Semiconductor, and SDT.
Other Operating Expenses—Restructuring, Asset Impairments and Other, Net
Restructuring, asset impairment and other, net was $65.4 million in the third quarter of 2011 compared to $0.9 million in the third quarter of 2010.
During the quarter and nine months ended September 30, 2011, we recorded $61.2 million of asset impairment charges associated with the October 2011 announced shutdown of the Company's Aizu, Japan wafer manufacturing facility by June 2012. This determination triggered an impairment analysis of the carrying value of the related long-lived assets. Our asset group used for the impairment test was the wafer manufacturing plant. Based on the undiscounted cash flows for the wafer manufacturing plant, an impairment of the plant and associated long-lived assets was indicated. We estimated future cash flows for the period of continued manufacturing activities and the eventual disposition of the assets using price, volume, cost and salvage value assumptions that management considered reasonable in the circumstances. The impairment charge was recorded as the amount by which the carrying values of the respective assets exceeded their estimated fair values as of September 30, 2011. (See Item I, Part 1, Note 13: "Subsequent Events" for further discussion of the Company's October 2011 announced shutdown of Aizu, Japan wafer manufacturing facility and related charges.)
For further detail see Part I, Item 1, Note 5: "Restructuring, Asset Impairment and Other, Net" included elsewhere in this Form 10-Q.
Operating Income (Loss)
Information about operating income from our reportable segments for the quarters ended September 30, 2011 and October 1, 2010 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital Mixed- Signal, Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended September 30, 2011:
Segment operating income (loss)	$23.6	$17.0	$38.3	$33.4	$(41.9)	$70.4
For quarter ended October 1, 2010:
Segment operating income	$26.8	$26.3	$27.7	$56.9	$—	$137.7

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Quarter Ended
	September 30, 2011	October 1, 2010
Operating income for reportable segments	$70.4	$137.7
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(65.4)	(0.9)
Other unallocated manufacturing costs	(10.9)	(14.7)
Other unallocated operating expenses	(0.8)	(14.4)
Operating income (loss)	$(6.7)	$107.7

Interest Expense
Interest expense increased by $2.8 million to $16.9 million in the third quarter of 2011 compared to $14.1 million in the third quarter of 2010. We recorded amortization of debt discount to interest expense of $8.9 million and $8.3 million for the quarters ended September 30, 2011 and October 1, 2010, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the third quarter of 2011 was $1,261.2 million, with a weighted average interest rate of 5.4% compared to $769.7 million and a weighted average interest rate of 7.3% in the third quarter of 2010. See “Key Financing Events” below for a description of our refinancing activities.
Other
Other expense, which is comprised of translation loss increased $2.3 million to $3.1 million in the third quarter of 2011 compared to $0.8 million in the third quarter of 2010. This increase is attributable to the increased volatility in currencies during the quarter especially associated with our Japanese entities.
Loss on Debt Repurchase

During the quarter ended September 30, 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash, which resulted in a loss on debt repurchase of $5.3 million, including the write-off of $0.5 million in unamortized debt issuance costs. For further discussion of loss on debt repurchase see Part I, Item 1, Note 7: "Long-Term Debt" included elsewhere in this Form 10-Q.

Provision for Income Taxes
Provision for income taxes was $17.3 million in the third quarter of 2011 compared to $4.6 million in the third quarter of 2010. The provision for the third quarter of 2011 included $14.7 million for income and withholding taxes of certain of our foreign and U.S. operations, $3.2 million of additional valuation allowance against certain deferred tax assets and $0.3 million of new reserves and interest on existing reserves for potential liabilities in U.S. and foreign taxing jurisdictions, partially offset by the reversal of $(0.9) million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the third quarter of 2011. Our effective tax rate was (54.6%) for the three months ended September 30, 2011 and varies from our annual expected effective tax rate of 26% primarily due to the impact of impairment losses and other operating losses recognized in the quarter for which tax benefits have not been recognized due to the uncertainty regarding their future realization.
The provision for the third quarter of 2010 included $4.0 million for income and withholding taxes of certain of our foreign and U.S. operations and $0.6 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended October 1, 2010
The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended September 30, 2011 and October 1, 2010. The amounts in the following table are in millions:

	Nine Months Ended
	September 30, 2011	(1)	October 1, 2010	Dollar Change
Revenues	$2,674.4		$1,734.2	$940.2
Cost of revenues	1,904.8		1,015.8	889.0
Gross profit	769.6		718.4	51.2
Operating expenses:
Research and development	271.8		188.6	83.2
Selling and marketing	149.0		107.6	41.4
General and administrative	151.3		98.0	53.3
Amortization of acquisition-related intangible assets	31.7		23.8	7.9
Restructuring, asset impairments and other net	82.9		7.0	75.9
Total operating expenses	686.7		425.0	261.7
Operating income	82.9		293.4	(210.5)
Other income (expenses):
Interest expense	(52.5)		(45.0)	(7.5)
Interest income	0.8		0.4	0.4
Other	(6.6)		(7.0)	0.4
Loss on debt repurchase	(5.3)		(0.7)	(4.6)
Gain on SANYO Acquisition	58.0		—	58.0
Other income (expenses), net	(5.6)		(52.3)	46.7
Income before income taxes and minority interests	77.3		241.1	(163.8)
Income tax provision	(21.3)		(9.4)	(11.9)
Net income	56.0		231.7	(175.7)
Net income attributable to minority interests	(1.9)		(2.2)	0.3
Net income attributable to ON Semiconductor Corporation	$54.1		$229.5	$(175.4)

(1) As described in Part I, Item 1, Note 1: "Background and Basis of Presentation," we identified an error related to the amounts recognized for foreign exchange gains and losses associated with our newly acquired SANYO Semiconductor business. This error impacted other income and expense that we reported in previous periods, which was revised for the periods noted.

Revenues
Revenues were $2,674.4 million and $1,734.2 million for the nine months ended September 30, 2011 and October 1, 2010, respectively. The increase in the first nine months of 2011 as compared to the first nine months of 2010 was primarily due to an increase in revenues from our acquisitions of SANYO Semiconductor, the ISBU from Cypress Semiconductor, and SDT of $884.0 million, or 51%, combined with increases attributable to volume and mix of 4%, partially offset by decreases in average selling prices of approximately 1%. The revenues by reportable segment were as follows (dollars in millions):

	Nine Months Ended September 30, 2011	As a % of Revenue	Nine Months Ended October 1, 2010	As a % of Revenue	Dollar Change	% Change
Automotive and Power Group	$452.1	17%	$409.7	24%	$42.4	10%
Computing & Consumer Group	407.5	15%	392.9	23%	14.6	4%
Digital, Mixed-Signal & Memory Product Group	451.6	17%	409.8	24%	41.8	10%
Standard Products Group	516.0	19%	521.8	30%	(5.8)	(1)%
SANYO Semiconductor Products Group	847.2	32%	—	—%	847.2	100%
Total revenues	$2,674.4		$1,734.2		$940.2

Revenues from the automotive and power group increased $42.4 million, or 10%, in the first nine months of 2011 as compared to the first nine months of 2010. The increase is attributed to increases in revenues from mixed signal automotive products of 19.9%, analog automotive products of 14.1%, MOSFET's of 4.0%, auto power products of 25.1%, and LDO and voltage regulator products of 5.2%, partially offset by decreases in revenues from ASSPs of 0.9%.
Revenues from computing and consumer products increased $14.6 million, or 4%, in the first nine months of 2011 as compared to the first nine months of 2010. The increase in revenue is attributed to increases from power switch products of 12.9%, standard logic products of 11.9%, and DC-DC conversion products of 28.3%, partially offset by decreases in revenues from AC-DC conversion products of 6.7%, analog switch products of 18.9%, low voltage power products of 0.7% and signal and interface products of 0.1%.
Revenues from digital, mixed-signal and memory products increased $41.8 million, or 10%, in the first nine months of 2011 as compared to the first nine months of 2010. The increase in revenues is attributed to products related to the acquisition of the ISBU from Cypress Semiconductor, products related to the acquisition of SDT of greater than 100%, mixed signal ASIC products of 7.8%, products related to the Catalyst acquisition of 10.5%, industrial ASSP products of 47.1%, linear light sensor products of 36.0% and IPD and manufacturing services of 24.0%, partially offset by decreases in revenues from military and aerospace products of 12.5%, high frequency products of 10.8%, medical products of 6.4%, PulseCore products of 26.6% and foundry services of 0.6%.
Revenue from standard products decreased $5.8 million, or 1%, in the first nine months of 2011 as compared to the first nine months of 2010. The decrease in revenues is attributed to revenue decreases in small signal products of 7.3%, bipolar power products of 14.9%, and zener products of 0.4%, partially offset by increases in revenues from filter products of 15%, protection products of 6.1%, rectifier products of 2.9% and thyristor products of 11.7%.
Revenues from SANYO Semiconductor products were $847.2 million in the first nine months of 2011. These revenues are the result of our January 1, 2011 SANYO Semiconductor acquisition.
Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Nine Months Ended September 30, 2011	As a % of Revenue	Nine Months Ended October 1, 2010	As a % of Revenue
Americas	$421.8	16%	$371.4	21%
Asia/Pacific	1,920.1	72%	1,085.7	63%
Europe	332.5	12%	277.1	16%
Total	$2,674.4	100%	$1,734.2	100%

With our acquisition of SANYO Semiconductor there has been a further shift in our global revenues to the Asia/Pacific region.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the nine months ended September 30, 2011, we had no single customer that accounted for 10% of our total revenues. For the nine months ended October 1, 2010, we had one customer that accounted for 12.0% our total revenues.
Gross Profit
Our gross profit was $769.6 million in the first nine months of 2011 compared to $718.4 million in the first nine months of 2010, primarily as a result of gross profit contribution from our recent SANYO Semiconductor acquisition. Our gross profit in the first nine months of 2011 included approximately $53.0 million of increased cost of sales associated with the write-off of step-up in fair market value of inventory and $80.4 million of non-cash manufacturing expenses associated with our SANYO Semiconductor acquisition. As a percentage of revenues, our gross margin was 28.8% in the first nine months of 2011 as compared to 41.4% in the first nine months of 2010.

	Nine Months Ended	As a % of Net Revenue	Nine Months Ended	As a % of Net Revenue	Dollar Change	% Change
	September 30, 2011		October 1, 2010
Automotive & Power Group	$164.8	6.2%	$152.3	8.8%	$12.5	8.2%
Computing & Consumer Products Group	160.4	6.0%	172.1	9.9%	(11.7)	(6.8)%
Digital, Mixed-Signal & Memory Product Group	251.8	9.4%	236.5	13.6%	15.3	6.5%
Standard Products Group	186.3	7.0%	197.3	11.4%	(11.0)	(5.6)%
SANYO Semiconductor Products Group	52.5	2.0%	—	—%	52.5	100%
Gross profit by segment	$815.8		$758.2		$57.6
Unallocated
Manufacturing	(46.2)	(1.7)%	(39.8)	(2.3)%
Total gross profit	$769.6	28.8%	$718.4	41.4%

Gross profit from automotive and power products increased $12.5 million, or 8.2%, in the first nine months of 2011 as compared to the first nine months of 2010. The increase in gross profit is attributed to increases in gross profit from analog automotive products of 27.2%, mixed signal automotive products of 10.5%, LDO and voltage regulator products of 11.5% and MOSFET products of 0.1%, partially offset by decreases in gross profit from ASSPs of 26.7% and auto power products of 7.2%.
Gross profit from computing and consumer products decreased $11.7 million, or 6.8%, in the first nine months of 2011 as compared to the first nine months of 2010. The decrease in gross profit is attributed to decreases in gross profit associated with AC-DC conversion products of 50.2%, power switching products of 39.4%, signal and interface products of 29.8%, standard logic products of 31.2%, low voltage power products of 30.0%, analog switches of 45.5% and DC-DC conversion products of 3.9%.
Gross profit from digital, mixed-signal and memory products increased $15.3 million or 6.5%, in the first nine months of 2011 as compared to the first nine months of 2010. The increase in gross profit is associated with the ISBU acquisition from Cypress Semiconductor, SDT products of greater than 100%, mixed signal ASIC products of 9.3%, IPD manufacturing service products of 71.6%, Catalyst products of 20.1%, industrial ASSP products of 35.2% and linear light sensor products of 2.9%, partially offset by decreases in gross profit from medical products of 12.1%, high frequency products of 12.0%, military and aerospace products of 8.1%, PulseCore products of 35.6% and foundry services of 1.9%.
Gross profit from standard products decreased $11.0 million, or 5.6%, in the first nine months of 2011 as compared to the first nine months of 2010. The decrease in gross profit is attributed to decreases in gross margin from filter products of 18.9%, protection products of 6.0%, zener products of 22.3%, rectifier products of 2.9%, and thyristor products of 11.7%, partially offset by increases in gross profit from small signal products of 7.6% and bipolar power products of 14.9%.
Gross profit from SANYO Semiconductor products was $52.5 million, in the first nine months of 2011. The gross profit includes the impact of approximately $53.0 million of increased cost of sales associated with the write-off of step-up in fair market value of inventory and $80.4 million of expensing of non-cash manufacturing expenses associated with our SANYO Semiconductor acquisition. Any future improvement to gross profit will be largely contingent on the execution of our manufacturing consolidation strategy previously discussed in Part I, Item 1, Note 5: "Restructuring, Asset Impairment and Other, Net" of the notes to the unaudited consolidated financial statements and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Operating Facilities" in this Form 10-Q.
Operating Expenses
Research and development expenses were $271.8 million in the first nine months of 2011 compared to $188.6 million in the first nine months of 2010, representing an increase of $83.2 million, or 44.1%. Research and development expenses represented 10.2% and 10.9% of revenues for the first nine months of 2011 and the first nine months of 2010, respectively. The increase in research and development expenses was attributable to increased expense associated with on-going research and development activities associated with our SANYO Semiconductor acquisition, along with an increase in labor cost related to increased head count in the first nine months of 2011 as compared to the first nine months of 2010.
Selling and marketing expenses were $149.0 million in the first nine months of 2011 compared to $107.6 million in the first nine months of 2010, representing an increase of $41.4 million, or 38.5%. Selling and marketing expenses represented 5.6% and 6.2% of revenues for the first nine months of 2011 and the first nine months of 2010, respectively. The increase in selling and marketing expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition, along with an increase in labor cost related to increased head count in the first nine months of 2011 as compared to the first nine months of 2010.
General and administrative expenses were $151.3 million in the first nine months of 2011 compared to $98.0 million in the first nine months of 2010, representing an increase of $53.3 million, or 54.4%. General and administrative expenses represented 5.7% and 5.7% of revenues for the first nine months of 2011 and the first nine months of 2010, respectively. The increase in general and administrative expenses was attributable to increased expense associated with the SANYO Semiconductor acquisition, along with an increase in labor cost related to increased head count in the first nine months of 2011 as compared to the first nine months of 2010.
Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets
Amortization of acquisition-related intangible assets was $31.7 million and $23.8 million for the nine months ended September 30, 2011 and October 1, 2010, respectively. The increase of $7.9 million from the first nine months of 2010 to 2011 was primarily attributed to amortization of intangible assets associated with our acquisitions of the ISBU from Cypress Semiconductor, SANYO Semiconductor, and SDT.
Other Operating Expenses—Restructuring, Asset Impairments and Other, Net
Restructuring, asset impairment and other, net was $82.9 million in the first nine months of 2011 compared to $7.0 million in the first nine months of 2010.
During the quarter and nine months ended September 30, 2011, we recorded $61.2 million of asset impairment charges associated with the October 2011 announced shutdown of the Company's Aizu, Japan wafer manufacturing facility by June 2012. This determination triggered an impairment analysis of the carrying value of the related long-lived assets, as discussed previously.
In January 2011, we acquired SANYO Semiconductor and announced plans to integrate the overlapping operations of SANYO Semiconductor and the Company, in part for cost savings purposes. During the nine months ended September 30, 2011, we recorded $8.5 million in charges related to this integration. These charges represent termination benefits for 289 individuals, of which 280 had been terminated as of September 30, 2011. Additionally, we recorded exit costs of approximately $1.5 million for items relating to the consolidation of factories. We recorded $4.8 million of other charges relating to damaged inventory and other assets relating to the Japanese earthquake and tsunami.
For further detail see Part I, Item 1, Note 5: "Restructuring, Asset Impairment and Other, Net" included elsewhere in this Form 10-Q.
Operating Income
Information about operating income from our reportable segments for the nine months ended September 30, 2011 and October 1, 2010 is as follows, in millions:

	Automotive & Power Group	Computing & Consumer Group	Digital Mixed- Signal, Memory Product Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For nine months ended September 30, 2011:
Segment operating income (loss)	$69.1	$66.2	$95.0	$122.3	$(127.1)	$225.5
For nine months ended October 1, 2010:
Segment operating income	$66.1	$78.7	$94.8	$133.5	$—	$373.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements follow, in millions:

	Nine Months Ended
	September 30, 2011	October 1, 2010
Operating income for reportable segments	$225.5	$373.1
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(82.9)	(7.0)
Other unallocated manufacturing costs	(46.2)	(39.8)
Other unallocated operating expenses	(13.5)	(32.9)
Operating income	$82.9	$293.4

Interest Expense
Interest expense increased by $7.5 million to $52.5 million in the first nine months of 2011 compared to $45.0 million in the first nine months of 2010. We recorded amortization of debt discount to interest expense of $26.5 million and $25.3 million for the nine months ended September 30, 2011 and October 1, 2010, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the first nine months of 2011 was $1,062.9 million, with a weighted average interest rate of 6.6% compared to $859.7 million and a weighted average interest rate of 7.0% in the first nine months of 2010. See “Key Financing Events” below for a description of our refinancing activities.
Other
Other expense, which is comprised of translation loss decreased $0.4 million to $6.6 million in the first nine months of 2011 compared to $7.0 million in the first nine months of 2010. The decrease is attributable to the strength of foreign currencies against the dollar for the periods presented.
Loss on Debt Repurchase

During the nine months ended September 30, 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash, which resulted in a loss on debt repurchase of $5.3 million, including the write-off of $0.5 million in unamortized debt issuance costs. For further discussion of loss on debt repurchase see Part I, Item 1, Note 7: "Long-Term Debt" included elsewhere in this Form 10-Q.
Gain on SANYO Semiconductor Acquisition
The purchase price of SANYO Semiconductor was less than the fair value of its net assets resulting in a gain on acquisition of $58.0 million. We believe the gain recognized upon acquisition was the result of a number of factors, including the following: SANYO Electric wanting to discontinue semiconductor operations, significant losses recognized by SANYO Electric, SANYO Electric viewing this as the best outcome for SANYO Semiconductor and the fact that we expect to incur future expenses associated with the transfer and consolidation of certain operations. For further discussion of the gain on SANYO Semiconductor acquisition see Part I, Item 1, Note 2: "Acquisitions" included elsewhere in this Form 10-Q.
Provision for Income Taxes
Provision for income taxes was $21.3 million in the first nine months of 2011 compared to a provision of $9.4 million in the first nine months of 2010. The provision for the first nine months of 2011 included $19.6 million for income and withholding taxes of certain of our foreign operations, $3.2 million of additional valuation allowance against certain deferred tax assets and $1.0 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $2.5 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first nine months of 2011. Our effective income tax rate was 27.6% for the nine months ended September 30, 2011 and is expected to be approximately 26% for the year ending December 31, 2011.
The provision for the first nine months of 2010 included $9.4 million for income and withholding taxes of certain of our foreign operations and $1.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $1.2 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first nine months of 2010.
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
Cash Requirements
Contractual Obligations
Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)(2)	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Long-term debt (3)	$1,385.9	$60.7	$397.7	$550.5	$83.3	$69.6	$224.1
Operating leases (4)	130.0	7.1	28.1	22.4	19.2	17.2	36.0
Purchase obligations (4):
Capital purchase obligations	79.7	27.6	45.0	4.8	1.5	0.5	0.3
Foundry and inventory purchase obligations	83.7	65.3	3.1	1.9	1.7	1.7	10.0
Mainframe support	1.5	0.7	0.5	0.3	—	—	—
Information technology and communication services	42.6	5.7	21.3	15.6	—	—	—
Other	92.6	11.7	27.0	21.3	16.2	7.4	9.0
Total contractual obligations	$1,816.0	$178.8	$522.7	$616.8	$121.9	$96.4	$279.4
 _______________________

(1)	The table above does not include approximately $19.1 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of such liabilities.

(2)
The table above does not include approximately $54.1 million of our portion of underfunded pension liabilities and $148.3 million of SANYO Electric multiemployer defined benefit pension plans from which the Company intends to withdraw, because we are unable to reasonably estimate the timing of such liabilities.

(3)	Includes the interest payments for long-term debt (applicable rate at September 30, 2011).

(4)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).

See Note 7: “Long-Term Debt,” of the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for a discussion of long-term debt.
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
In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank had an outstanding amount of $3.8 million as of September 30, 2011. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million, but had not done so as of September 30, 2011. We also had outstanding guarantees and letters of credit outside of our non-reusable commitment credit totaling $9.0 million at September 30, 2011.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing capital lease obligations and real estate mortgages, which totaled approximately $127.8 million as of September 30, 2011. We are also a guarantor of SCI LLC's unsecured loan with SANYO Electric which had a balance of $349.2 million as of September 30, 2011. See Note 7: "Long-Term Debt" of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for further discussion.
For our operating leases, we expect to make cash payments and similarly incur expenses totaling $130.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.
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
In connection with the SANYO Semiconductor acquisition, we entered into an operational supply agreement that provides that if we continue to operate in certain of the SANYO Semiconductor manufacturing facilities in Japan using SANYO Electric resources through the end of 2012, including certain seconded employees, we could receive operation support credits of up to approximately $301.6 million, of which we have used approximately $137.4 million through the third quarter of 2011, leaving us a balance of $164.2 million as of September 30, 2011. There are no guarantees that we will be able to fully utilize these credits.
We face risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. Depending on the significance of any particular customer and other relevant factors, we may agree to provide more favorable indemnity rights to such customer for valid warranty claims.
From time to time, we have been active in merger and acquisition activity. In connection with these mergers or acquisitions, we have agreed to indemnify the other party or parties to the merger or acquisition agreement for certain claims or occurrences, limited in most instances by time and/or monetary amounts.
We and our subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid.
In addition to the above, from time to time, we provide standard representations and warranties to counterparties, in contracts in connection with sales of our securities and the engagement of financial advisers and also provide indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by us.
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
See Note 10: “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters and see Part I, Item 1 “Business—Government Regulation” of our 2010 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, for strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand; cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.
We believe that the key factors that could affect our internal and external sources of cash include:

•
factors that affect our results of operations and cash flows, including the impact on our business and operations as a result of the Thailand flooding, changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•
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

Our ability to service our long-term debt including our senior subordinated notes, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.
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

During the ordinary course of business we review our cash requirements and if necessary adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. This monitoring includes evaluating the impact of the recent Thailand flooding and Japan earthquake and resulting tsunami.

Impact from Thailand Flooding

Our business has been severely impacted by the ongoing flooding in Thailand. We expect that our cash position will be adversely impacted by the suspension of our operations in Thailand and expenditures related to the recovery from the flooding of our Thailand facilities.  Besides decreased revenues, we expect to incur significant unusual charges and expenses related to the flooding and some of these will be cash charges and expenses.  For more details regarding the Thailand flooding and its impact on us, see "Operating Facilities" above in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 13: "Subsequent Events" of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Operating Cash Flows
Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Each of these components is discussed below.

Working Capital
Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash, was $932.9 million at September 30, 2011. Our working capital, excluding cash and cash equivalents, was $273.6 million at September 30, 2011, and has fluctuated between $23.8 million and $335.8 million over the last eight quarter-ends.
The components of our working capital at September 30, 2011 and December 31, 2010 are set forth below (in millions), followed by explanations for changes between September 30, 2011 and December 31, 2010 for cash and cash equivalents and any other changes greater than $5 million. In addition, please see Note 2: “Acquisitions” for further discussion related to our recent acquisitions:

	September 30, 2011	December 31, 2010	Dollar Change
Current Assets
Cash and cash equivalents	$659.3	$623.3	$36.0
Short-term investments	178.4	—	178.4
Receivables, net	539.0	294.6	244.4
Inventories, net	706.6	360.8	345.8
Other current assets	90.3	63.6	26.7
Deferred income taxes, net of allowances	14.6	15.7	(1.1)
Total current assets	2,188.2	1,358.0	830.2
Current Liabilities
Accounts payable	472.6	256.9	215.7
Accrued expenses	218.6	162.6	56.0
Income taxes payable	13.8	5.1	8.7
Accrued interest	4.0	0.8	3.2
Deferred income on sales to distributors	188.4	149.5	38.9
Deferred income taxes, net of allowances	69.7	—	69.7
Current portion of long-term debt	288.2	136.0	152.2
Total current liabilities	1,255.3	710.9	544.4
Working capital	$932.9	$647.1	$285.8

The increase of $36.0 million of cash and cash equivalents is primarily due to $380.8 million of cash provided by operations, partially offset by $309.2 million of cash used in investing activities and $42.3 million of cash used by financing activities.
The increase in short-term investments of $178.4 million is the result of investing excess cash in investments with maturities between three months and one year that can earn higher rates of return.
The increase of $244.4 million of accounts receivables, net, is primarily the result of receivables acquired from the purchase of SANYO Semiconductor.
The increase of $345.8 million of inventory is primarily the result of raw materials, work in process and finished goods inventory obtained from the acquisition of SANYO Semiconductor.
The increase of $26.7 million of other current assets is primarily the result of prepayments and other current assets obtained from the acquisition of SANYO Semiconductor.
The increase of $215.7 million in accounts payable is the result of liabilities assumed from the acquisition of SANYO Semiconductor.
The increase in accrued expenses of $56.0 million relates to accrued expenses assumed from the acquisition of SANYO Semiconductor, partially offset by the payment of bonuses, in the first nine months of 2011.
The increase of $8.7 million in income taxes payable is attributable to expected tax payments within the next year.

The increase of $38.9 million in deferred income on sale to distributors is the result of increased inventories at our distributors.
The increase of $69.7 million in deferred income taxes, net of allowances, is primarily a result of the deferred income tax liabilities assumed through the acquisition of SANYO Semiconductor.
The increase of $152.2 million associated with the current portion of long-term debt includes the reclassification from long-term debt of our Zero Coupon Convertible Senior Subordinated Notes due 2024, which had a balance of $92.4 million as of September 30, 2011. Our Zero Coupon Convertible Senior Subordinated Notes due 2024 have put and call options exercisable in April 2012. The increase also includes the current portion of long term debt related to the acquisition of SANYO Semiconductor.
Long-Term Assets and Liabilities
Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.
Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $259.3 million during the first nine months of 2011 compared to cash capital expenditures of $145.9 million during the first nine months of 2010. We will continue to look for opportunities to make strategic purchases in the future for additional capacity. As a result of the Thailand flooding, we will also have to adjust our capital expenditures to replace the damaged equipment.
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

Key Financing Events
2011 Financing Events
July 2011 U.S. Loan
In July 2011, one of our U.S. subsidiaries entered into a $12.0 million loan with a U.S. bank, which was secured by equipment. The loan, which had a balance of $11.5 million as of September 30, 2011, amortizes over four years along with interest at a fixed rate of 3.23% per annum. The balance is due in the third quarter of 2015.
June 2011 Philippine Loan
In June 2011, one of our Philippine subsidiaries entered into a $10.0 million short-term loan agreement with a Philippine bank with proceeds to be used for working capital requirements. The loan, which had a balance of $10.0 million as of September 30, 2011, bears interest payable monthly based on 1-month London Interbank Offered Rate ("LIBOR") plus 1.625% per annum. The balance is due in December 2011 unless the loan is renewed.
May 2011 Singapore Loan
In May 2011, one of our Asian subsidiaries entered into a $35.0 million loan agreement with a Singapore bank pursuant to which the bank purchased accounts receivables, with recourse. In accordance with generally accepted accounting principles in the United States, the purchased assets remained on our balance sheet as of September 30, 2011. The loan, which had a balance of $25.0 million as of September 30, 2011, bears interest payable weekly at 1-month Singapore Interbank Offered Rate plus 1.75% per annum. The loan amount is subject to an eligible borrowing calculation as defined in the loan agreement.
March 2011 Chinese Loan
In March 2011, one of our Chinese subsidiaries entered into a $7.0 million two-year loan agreement with a Chinese bank to finance the purchase of raw materials. The loan which had a balance of $7.0 million as of September 30, 2011, bears interest payable quarterly in arrears based on 3-month LIBOR plus 3.80% per annum.

Acquisition Note Payable to SANYO Electric
In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $349.2 million as of September 30, 2011. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum, and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.
January 2011 Japanese Loan
As part of the acquisition of SANYO Semiconductor, one of our newly acquired Japanese subsidiaries has continued its existing five-year loan agreement with a Japanese bank (450 million JPY principal) to finance capital equipment purchases. The loan, which had a balance of $2.4 million at September 30, 2011 (180 million JPY principal), bears interest at an annual rate of 1-month Tokyo Interbank Offered Rate plus 1.4% per annum and requires monthly principal payments through September 2013 of approximately $0.1 million (7.5 million JPY principal) along with accrued interest.
Debt Instruments, Guarantees and Related Covenants
The following table presents the components of long-term debt as of September 30, 2011 and December 31, 2010 (dollars in millions):

	September 30, 2011	December 31, 2010
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.857%	$32.0	$33.0
U.S. equipment financing payable monthly through 2015 at an average rate of 3.23%	11.5	—
Loan with a Japanese company due 2011 through 2017, interest payable quarterly at 1.99575%	349.2	—
Zero Coupon Convertible Senior Subordinated Notes due 2024 (1)	92.4	87.5
1.875% Convertible Senior Subordinated Notes due 2025 (2)	86.8	82.2
2.625% Convertible Senior Subordinated Notes due 2026 (3)	380.2	410.1
Loan with British finance company, interest payable monthly at 2.5643% and 2.18%, respectively	16.8	13.8
Loan with Hong Kong bank, interest payable weekly at 1.9874% and 2.0325%, respectively	35.0	40.0
Loan with Singapore bank, interest payable weekly at 1.96%	25.0	—
Loans with Philippine banks due 2011 through 2015, interest payable monthly and quarterly at an average rate of 1.84005% and 1.80446%, respectively	70.9	68.8
Loans with Chinese banks due 2011 through 2013, interest payable quarterly at an average rate of 4.16346% and 4.23375%, respectively	20.0	34.0
Loans with Japanese banks due 2011 through 2013, interest payable monthly & semi-annually at an average rate of 1.46906% and 1.44545%, respectively	6.3	3.9
Capital lease obligations	110.9	115.5
	1,237.0	888.8
Less: Current maturities	$(288.2)	$(136.0)
	$948.8	$752.8
 _______________________

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

The repayment of our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior

Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 is subordinated to the senior indebtedness of ON Semiconductor Corporation and its Guarantor Subsidiaries (as defined in Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q) on the terms described in the indentures for such notes. As of September 30, 2011, we believe that we were in compliance with the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025 and our 2.625% Convertible Senior Subordinated Notes due 2026 and with covenants relating to other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through September 30, 2012.
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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Part I, Item 1, Note 4:"New Accounting Pronouncements".

Critical Accounting Policies and Estimates
The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.
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
Inventory obtained in the purchase of a business is stated at the lower of cost or market. Upon the acquisition of a company such as SANYO Semiconductor, the ISBU from Cypress Semiconductor, Catalyst, AMIS Holdings, Inc. (“AMIS”), PulseCore, CMD or SDT, we used management estimates to determine the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the nine months ended September 30, 2011, approximately $52.4 million of the initial $57.7 million in the inventory step-up for acquisitions has been expensed to the statement of operations since the inventory was shipped to the customer, leaving $5.3 million in inventory and inventories at distributors at September 30, 2011. As this inventory is shipped to customers, it will significantly decrease the gross margin reported on those future sales until the inventory is completely sold.
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

We have determined that our product families, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill. Because the product families are one level below the operating segments, they constitute individual businesses and our segment management regularly reviews the operating results of each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date. We determined the fair value of each reporting unit using the income approach, which is based on the present value of estimated future cash flows using management’s assumptions and forecasts as of the acquisition date.
We perform our annual impairment analysis as of the first day of the fourth quarter of each year. Our next annual test for impairment is expected to be performed in our fourth quarter of 2011; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.
Defined Benefit Plans and related benefits. As discussed in Note 2: “Acquisitions,” located elsewhere in this Form 10-Q, we assumed $46.9 million of underfunded pension obligations relating to certain defined benefit plans maintained by SANYO Semiconductor. Additionally, we recorded $136.4 million of estimated liabilities associated with our estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or its affiliate multi-employer defined benefit pension plans, from which we intend to withdraw.
We maintain defined benefit pension plans covering certain of our foreign employees. For financial reporting purposes, net periodic pension costs and estimated withdrawal liabilities are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans.
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
At September 30, 2011, our long-term debt (including current maturities) totaled $1,237.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $715.9 million. We do have interest rate exposure with respect to the $521.1 million outstanding balance on our variable interest rate debt. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.
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
Changes in Internal Control Over Financial Reporting.
On June 9, 2010, we acquired SDT, which operated under its own set of systems and internal controls. We are separately maintaining SDT’s systems and much of its control environment.
On January 1, 2011, we acquired SANYO Semiconductor and certain related assets, which operated under its own set of systems and internal controls. We are separately maintaining SANYO Semiconductor’s systems and much of its control environment until we are able to incorporate SANYO Semiconductor’s processes into our own system and control environment. We currently expect to complete the integration of SANYO Semiconductor’s operations into our systems and control environment during 2012.
On February 27, 2011, we acquired the ISBU from Cypress Semiconductor, which operated under its own set of systems and internal controls. We separately maintained the ISBU and much of its control environment until we incorporated ISBU's processes into our own system and control environment during the quarter ended September 30, 2011.
Other than as described above, there have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 30, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 10: "Commitments and Contingencies" under the heading "Legal Matters" of the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for a description of legal proceedings and related matters.

Item 1A. Risk Factors
The risk factor below updates our risk factors included in our 2010 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended April 1, 2011. This Form 10-Q includes "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current credit and financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, and our ability to effectively shift production to other facilities in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings from restructurings and synergies, significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for recently acquired businesses such as SANYO Semiconductor and difficulties encountered in accurately predicting the future financial performance of recently acquired businesses, such as SANYO Semiconductor), risks associated with our substantial leverage and restrictive covenants in our debt agreements from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. "Risk Factors" in our 2010 Form 10-K, under Part II, Item 1A. "Risk Factors" in our April 1 Form 10-Q, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2010 Form 10-K, the April 1 Form 10-Q and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

We have significant operations in Thailand and the recent flooding in Thailand has negatively impacted our operations in Thailand.

We believe our SANYO Semiconductor division's Thailand operations, including buildings and equipment and books and financial and other corporate records located at the Rojana Industrial Park in Ayutthaya, Thailand, have been severely damaged by or lost as a result of the recent flooding in Thailand. We also have operations located in an industrial park in Bang Pa In, Thailand that may have been affected by the flood, although our equipment is located on the third floor.   We have been unable

to enter these sites to fully assess the damage due to continued flooding.  We are working on options to meet our customer's production needs by shifting production to other facilities within and outside of our global manufacturing network. We believe that it will take multiple quarters for restoration of our production capacity to pre-flood levels either through the recommencement of operations at the site, the transfer of production to other sites, or a combination of both.  While it is too early to fully quantify the impact to our business as a result of the flood, we anticipate a significant negative impact on revenues, earnings and cash flow for a minimum of three to four quarters beginning in the fourth quarter of 2011. In addition, we expect to incur incremental expenses associated with the flood and restoration of production and to take an impairment charge in the fourth quarter of 2011 relating to assets damaged by the flood.  Our current revenue and earnings estimates do not yet take into account (i) unusual or incremental charges we may incur as a result of the flood and our restoration efforts, and (ii) the impact from the floods on our suppliers, subcontractors and customers, all of which we are continuing to evaluate.  Such impacts could include, but are not limited to, impacts on our ability to continue to acquire the components of our products on a timely basis from vendors that have been affected by the floods or from alternative sources of supply, if any; impacts on the continuing availability of uninterrupted services from subcontractors; impacts on the cost of component materials and services that we acquire from our vendors and subcontractors, which may increase as a result of supply shortages or otherwise; and impacts from customer purchase order or inventory cancellations or reductions and lost market share.

In addition, because we have been unable to access these facilities, we have not been able to determine the extent to which our books and financial and other corporate records and data for our SANYO Semiconductor division's Thailand operations have been lost due to the flooding, including any records that may have been saved electronically and the backup storage for these electronic records.  We are continuing to evaluate the extent to which this data may have been lost, our ability to recover or reconstruct any such data that has been lost, the impact any such loss may have on our ability to prepare future financial statements in accordance with generally accepted accounting principles and Commission requirements and to integrate SANYO Semiconductor into our financial and other controls and procedures, any other impacts of the loss of any such data and our options for dealing with the resultant circumstances. Although the potential loss of such data did not affect the reporting of our third quarter results, if any such data has been lost and we are unable to recover or reconstruct the data, it could adversely impact our historical and future reporting of our financial results for the fourth quarter and year ended 2011 as well as future periods.

See Part I, Item 1, Note 13: "Subsequent Events" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Facilities" and -"Outlook" and later updates from time to time for further information on the Thailand floods and resultant impacts on us.
We are subject to risks associated with natural disasters and other extraordinary events.

Our worldwide operations are subject to natural disasters and other business disruptions from time to time, which could adversely impact our business, results of operations and financial reporting and condition. We are susceptible to losses and interruptions caused by floods, hurricanes, typhoons, droughts, and other extreme weather conditions, earthquakes, tsunamis, volcanoes, and similar natural disasters, as well as power outages, power shortages, telecommunications failures and similar events. Such events can cause direct injury or damage to our employees and property, including our books and financial and corporate records and data, and related internal controls and can also have significant indirect consequences. For example, such events may affect the infrastructure of the country in which the event occurs, causing water damage, power outages, transportation delays and restrictions, public health issues and economic instability, and disrupting local and international supply chains. As a result, we could experience shortages of and interruptions in supply and increased prices for components that we source from companies located in or with operations in any such country, as well as from other suppliers whose supply chains may similarly be affected. Such shortages and interruptions may also affect our ability to timely deliver our products to customers and, as a result, our customers may seek substitute products from other manufacturers. Consequences such as power outages, including any rolling blackouts or other anticipated problems, could adversely affect our business by, among other things, harming our internal operations, limiting our ability to communicate with our customers and suppliers, and limiting our customers' ability to sell or use our products. In addition, damage or destruction to our property, including our books and financial and corporate records and data, could adversely affect our ability to prepare our financial statements in accordance with generally accepted accounting principles and the historical and future reporting of our financial results and our ability to integrate the financial reporting and internal control systems of acquired companies. Responding to natural disasters and their consequences will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may be subject to deductible and coverage limits and may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)
_______________________
(1) Filed herewith.
(2) Furnished herewith.
(3) In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	November 3, 2011	By:	/S/ DONALD COLVIN
Donald Colvin
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)
 _______________________
(1) Filed herewith.
(2) Furnished herewith.
(3) In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.